Form 10-K
period 2014-12-31
Federal Home Loan Bank of Cincinnati
filed 2015-03-19
CIK 1326771

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
☐ Yes   ☒ No
As of February 28, 2015, the registrant had 43,469,466 shares of capital stock outstanding, which included stock classified as mandatorily redeemable. The capital stock of the registrant is not listed on any securities exchange or quoted on any automated quotation system, only may be owned by members and former members and is transferable only at its par value of $100 per share.

Documents Incorporated by Reference: None

Page 1 of	163

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

COMPANY INFORMATION

Organizational Structure

The FHLBank is a regional wholesale bank that provides financial products and services to our members. We are part of the FHLBank System (or System). Each FHLBank operates as a separate entity with its own stockholders, employees, Board of Directors, and business model. Our region, known as the Fifth District, is comprised of Kentucky, Ohio and Tennessee.

The U.S. Congress chartered the FHLBank System in the Federal Home Loan Bank Act of 1932 (the FHLBank Act) to help provide liquidity in the U.S. housing market. FHLBanks are GSEs of the United States of America; a GSE combines private sector ownership with public sector sponsorship. In addition to being GSEs, the FHLBanks are cooperative institutions, privately and wholly owned by their members, who purchase capital stock and who are the primary customers.

The FHLBanks are not government agencies and the U.S. government does not guarantee, directly or indirectly, the debt securities or other obligations of the FHLBank System.

The FHLBank System also includes the Federal Housing Finance Agency (Finance Agency) and the Office of Finance. The Finance Agency is an independent agency in the executive branch of the U.S. government that regulates the FHLBanks, the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac), and the Office of Finance. The Office of Finance is a joint office of the FHLBanks that facilitates the issuance and servicing of the FHLBank System's Consolidated Obligations (or Obligations).

All federally insured depository institutions, insurance companies, and community development financial institutions chartered in the Fifth District may voluntarily apply for membership in our FHLBank. Such applicants must satisfy membership requirements in accordance with statutes and Finance Agency regulations. These requirements deal primarily with home financing activities, satisfactory financial condition such that Advances may be made safely to the member, and matters related to the regulatory, supervisory and management oversight of the applicant. By law, an institution is permitted to be a member of only one FHLBank, although a holding company may have memberships in more than one FHLBank through its subsidiaries.

The combination of public sponsorship and private ownership that drives our business model is reflected in the composition of our 17-member Board of Directors, all of whom members elect. Ten directors are officers and/or directors of our member institutions, while the remaining directors are independent directors who represent the public interest.

At December 31, 2014, we had 705 members, 203 full-time employees, and 1 part-time employee. Our employees are not represented by a collective bargaining unit.

Mission and Corporate Objectives

The FHLBank's mission is to provide financial intermediation between the capital markets and our member stockholders in order to facilitate and expand the availability of financing for housing and community lending and investment.

How We Achieve Our Mission
We achieve our mission through a cooperative business model. We raise private-sector capital from member stockholders and issue high-quality debt securities in the capital markets (along with other FHLBanks) in order to provide products and services (called Mission Asset Activity) to members and generate a competitive return on their capital investment in our company.

The primary products we offer are readily available low-cost loans called Advances, purchases of certain whole mortgage loans sold by qualifying members called the Mortgage Purchase Program (MPP), and Letters of Credit. We also offer affordable housing programs and related activities to support members in their efforts to assist low- and moderate-income households and their local communities. To a more limited extent, we also have several correspondent services that assist members in operational administration.

The primary way we obtain funding is through participation in the issuance of the FHLBank System's unsecured debt securities, called Consolidated Obligations, in the capital markets. Secondary sources of funding are capital and deposits we accept from our members. A critical component of the success of the FHLBank System is its ability to maintain a comparative advantage in funding, which is due largely to its GSE status and low risk operations. We regularly issue Obligations under a wide range of maturities, structures, and amounts, and at relatively favorable spreads to benchmark market interest rates (represented by U.S. Treasury securities and the London InterBank Offered Rate (LIBOR)) compared with many other financial institutions.

Because we are a cooperative organization with some members using our products more heavily than others and members having different percentages of capital stock, we must achieve a balance in generating membership value from product prices and characteristics and paying a competitive dividend rate. We attempt to achieve this balance by pricing Mission Asset Activity at relatively narrow spreads over funding costs, compared with other financial institutions, while still achieving acceptable profitability.

Corporate Objectives
Our corporate objectives, listed below, are to promote housing finance among members and ensure our operations and governance are effective and efficient. The first three objectives drive how members derive value from being in the cooperative.

▪	Mission Asset Activity: Implement strategies and practice effective ongoing operations aimed at promoting members’ usage of our products and services.

▪	Stock Return: Earn adequate profitability so that members receive a competitive long-term dividend rate on their capital stock investment.

▪	Housing and Community Investment Programs: Maintain effective housing and community investment programs that maximize mandatory programs and provide funding for additional voluntary contributions.

▪
Safe and Sound Operations: Optimize the FHLBank’s counterparty and deposit ratings, achieve an acceptable rating on annual regulatory examinations, and maintain an adequate amount and composition of capital.

▪	Risk Management: Employ effective risk management practices and maintain risk exposures at low to moderate levels.

▪	Governance: Operate in accordance with effective corporate governance processes.

Business Activities

Mission Asset Activity
The following are our principal business activities with members:

▪	We lend readily-available, competitively-priced and fully-collateralized Advances.

▪	We issue collateralized Letters of Credit.

▪	We purchase qualifying residential mortgage loans through the MPP and hold them on our balance sheet.

Together, these product offerings constitute “Mission Asset Activity.” We refer to Advances and Letters of Credit as Credit Services.

Affordable Housing and Community Investment
In addition, through various Housing and Community Investment programs, we assist members in serving very low-, low-, and moderate-income households and community economic development. These programs provide Advances at below-market rates of interest, as well as direct grants.

Investments
To help us achieve our mission and corporate objectives, we invest in highly-rated debt instruments of financial institutions and the U.S. government and in mortgage-related securities. In practice, these investments normally include shorter-term liquidity instruments and longer-term mortgage-backed securities, as permitted by Finance Agency regulation. Investments provide liquidity, help us manage market risk exposure, enhance earnings, and through the purchase of mortgage-related securities, support the housing market.

Sources of Earnings

Our major source of revenue is interest income earned on Advances, MPP loans, and investments.

Major items of expense are:

▪	interest paid on Consolidated Obligations and deposits to fund assets;

▪	costs of providing below-market-cost Advances and direct grants and subsidies under the Affordable Housing Program; and

▪	non-interest expenses.

The largest component of earnings is net interest income, which equals interest income minus interest expense. We derive net interest income from the interest rate spread earned on assets versus funding costs and the use of financial leverage. Each of these can vary over time with changes in market conditions, including most importantly interest rates, business conditions and our risk management activities.

We believe members' capital investment is comparable to investing in adjustable-rate preferred equity instruments. Therefore, we structure our balance sheet risk exposures so that earnings tend to move in the same direction as changes in short-term market rates, which can help provide a degree of predictability for dividend returns.

Capital

Due to our cooperative structure, we obtain capital from members. Each member must own capital stock as a condition of membership and normally must hold additional stock above the membership stock amount in order to gain access to Advances and possibly to sell us MPP loans. We issue, redeem, and repurchase capital stock only at its stated par value of $100 per share. By law, our stock is not publicly traded.

We strive to ensure that assets are self-capitalizing, meaning that we acquire capital primarily in connection with growth in Mission Asset Activity. We also maintain an amount of capital to ensure we meet all of our regulatory and business requirements relating to capital adequacy and protection of creditors against losses. We hold retained earnings to protect members' stock investment against impairment risk.

Tax Status

We are exempt from all federal, state, and local taxation other than real property taxes. Any cash dividends we issue are taxable to members and do not benefit from the corporate dividends received exclusion. Notes 1 and 14 of the Notes to Financial Statements provide additional details regarding the assessment for the Affordable Housing Program.

Ratings of Nationally Recognized Statistical Rating Organizations

The FHLBank System's comparative advantage in funding is acknowledged in its excellent credit ratings from nationally recognized statistical rating organizations (NRSROs). Moody's Investors Service (Moody's) currently assigns, and historically has assigned, the System's Consolidated Obligations the highest ratings available: long-term debt is rated Aaa and short-term debt is rated P-1. It also assigns a Prime-1 short-term bond rating on each FHLBank. It affirmed these ratings in 2014 and maintained a stable outlook. In 2014, Standard & Poor's affirmed its issuer credit ratings on each FHLBank and its AA+ ratings on the System's senior debt and also maintained a stable outlook.

The ratings closely follow the U.S. sovereign ratings from both agencies. The lower-than AAA debt ratings from Standard & Poor's, which first occurred in 2011, continue to have had no discernible impact on the System's debt issuance capabilities.

The agencies' rationales for their ratings of the System and our FHLBank include the System's status as a GSE; the joint and several liability for Obligations; excellent overall asset quality; extremely strong capacity to meet commitments to pay timely principal and interest on debt; strong liquidity; conservative use of derivatives; adequate capitalization relative to our risk profile; a stable capital structure; and the fact that no FHLBank has ever defaulted on repayment of, or delayed return of principal or interest on, any Obligation.

A credit rating is not a recommendation to buy, sell or hold securities. A rating organization may revise or withdraw its ratings at any time, and each rating should be evaluated independently of any other rating. We cannot predict what future actions, if any, a rating organization may take regarding the System's or our ratings.

Regulatory Oversight

The Finance Agency is headed by a Director who has authority to promulgate regulations and to make other decisions. The Finance Agency is charged with ensuring that each FHLBank carries out its housing and community development finance mission, remains adequately capitalized, operates in a safe and sound manner, and complies with Finance Agency regulations.

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

Traditional Member Finance

Credit Services
Advances. Advances are competitively priced sources of funds available for members to help manage their asset/liability and liquidity needs. Advances can both complement and be alternatives to retail deposits, other wholesale funding sources, and corporate debt issuance. We strive to facilitate efficient, fast, and continual member access to funds. In most cases members can access funds on a same-day basis.

We price a variety of standard Advance programs every business day and several other standard programs on demand. We also offer customized, non-standard Advances that fall under one of the standard programs. Having diverse programs gives members the flexibility to choose and customize their borrowings according to size, maturity, interest rate, interest rate index (for adjustable-rate coupons), interest rate options, and other features.

Repurchase based (REPO) Advances are short-term, fixed-rate instruments structured similarly to repurchase agreements from investment banks, with one principal difference. Members collateralize their REPO Advances through our normal collateralization process, instead of being required to pledge specific securities as would be required in a repurchase agreement. A majority of REPO Advances outstanding have overnight maturities.

LIBOR Advances have adjustable interest rates typically priced off 1- or 3-month LIBOR indices. LIBOR Advances may be structured at the member's option as either prepayable with a fee or prepayable without a fee if the prepayment is made on a repricing date.

Regular Fixed-Rate Advances have terms of 3 months to 30 years, with interest normally paid monthly and principal repayment normally at maturity. Members may choose to purchase call options on these Advances, although in the last five years, balances with call options have been at or close to zero.

Putable Advances are fixed-rate Advances that provide us an option to terminate the Advance, usually after an initial “lockout” period. Most have long-term original maturities. Selling us these options enables members to secure lower rates on Putable Advances compared to Regular Fixed-Rate Advances with the same final maturity.

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

How We Manage Risks of Credit Services. We manage market risk from Advances by funding them with Consolidated Obligations and interest rate swaps that have a close similarity of interest rate risk characteristics as the Advances. The net effect is that in practice we mitigate nearly all of Advances' market risk exposures.

In addition, for many, but not all, Advance programs, Finance Agency regulations require us to charge members prepayment fees for early termination of principal when the early termination results in an economic loss to us. We determine prepayment fees using standard present-value calculations that make us economically indifferent to the prepayment. The prepayment fee equals the present value of the estimated profit that we would have earned over the remaining life of the prepaid Advance. If a member prepays principal on an Advance that we have hedged with an interest rate swap, we may also assess the member a fee to compensate us for the cost we incur in terminating the swap before its stated final maturity. Some Advance programs are structured as non-prepayable and may have additional restrictions in order to terminate.

We manage credit risk on Advances by requiring each member to supply us with a security interest in eligible collateral that in the aggregate has estimated value in excess of the total Advances and Letters of Credit. Collateral is comprised mostly of single-family loans, home equity lines, multi-family loans and bond securities. The combination of conservative collateral policies and risk-based credit underwriting activities mitigates virtually all potential credit risk associated with Advances and Letters of Credit. We have never experienced a credit loss on Advances, nor have we ever determined it necessary to establish a loan loss reserve for Advances. Item 7's “Quantitative and Qualitative Disclosures About Risk Management” and Notes 8 and 10 of the Notes to Financial Statements have more detail on our credit risk management of member borrowings.

Housing and Community Investment
Our Housing and Community Investment Programs include the Affordable Housing Program and various housing and community economic development-related Advance programs. We fund the Affordable Housing Program with an accrual equal to 10 percent of our previous year's net earnings, mandated by the Financial Institutions Reform, Recovery and Enforcement Act of 1989. See Note 14 of the Notes to Financial Statements for a complete description of the Affordable Housing calculation.

The Affordable Housing Program provides funding for the development of affordable housing. The Program consists of a Competitive Program and a homeownership program called Welcome Home, which assists homebuyers with down payments and closing costs. Under the Competitive Program, we distribute funds in the form of either grants or below-market rate Advances to members that apply and successfully compete in an annual offering. Under Welcome Home, we make funds available beginning in March until they have been fully committed. For both programs, the income of qualifying individuals or households must be 80 percent or less of the area median income. We set aside up to 35 percent of the Affordable Housing accrual for Welcome Home and allocate the remainder to the Competitive Program.

Our Board of Directors also may allocate funds to voluntary housing programs. In 2014, the Board re-authorized an additional $1 million to the Carol M. Peterson Housing Fund for use during the year. These funds are primarily used as grants to pay for accessibility rehabilitation and emergency repairs for special needs and elderly homeowners. In March 2015, the Board re-authorized this fund in the same amount for use in 2015. In 2012, the Board of Directors also established the Disaster Reconstruction Program, a $5 million voluntary housing program that provides grants for purchase or rehabilitation of a home to Fifth District residents that have suffered loss or damage to their primary residence as a result of a state or federally declared disaster. Since the program's inception, we have disbursed nearly $3 million to assist 172 households.

Two other housing programs that fall outside the auspices of the Affordable Housing Program are the Community Investment Program and the Economic Development Program. Advances under the former program have rates equal to our cost of funds, while Advances under the latter program have rates equal to our cost of funds plus three basis points. Members use the Community Investment Program to serve housing needs of low- and moderate-income households and, under certain conditions, community economic development projects. The Economic Development Program is a discounted Advance program used to promote economic development and job creation and retention.

Investments
Types of Investment Assets. We hold investments in order to have sufficient asset liquidity. Permissible liquidity investments include Federal funds, certificates of deposit, bank notes, bankers' acceptances, commercial paper, securities purchased under agreements to resell, and debt securities issued by the U.S. government or its agencies. The first five categories represent unsecured lending to private counterparties. We also may place deposits with the Federal Reserve Bank. We are prohibited by Finance Agency regulations from investing (secured or unsecured) in financial investments issued by non-U.S. entities other than those issued by U.S. branches and agency offices of foreign commercial banks. Most liquidity investments have short-term maturities.

We are also permitted by regulation to purchase the following other investments, which have longer original maturities than liquidity investments and do not provide us with liquidity:

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

We have never purchased asset-backed securities and currently do not own any privately-issued mortgage-backed securities. Per Finance Agency regulations, the total investment in mortgage-backed securities and asset-backed securities may not exceed, on a book value basis, 300 percent of previous month-end regulatory capital on the day we purchase the securities. See the “Capital Resources” section below for the definition of regulatory capital.

Purposes of Having Investments. The investments portfolio helps us achieve corporate objectives in the following ways:

▪
Liquidity management. Liquidity investments help support the ability to fund assets on a timely basis, especially Advances. These investments supply a source of liquidity because we normally ensure they have shorter maturities than the debt we issue to fund them. We also may be able to obtain liquidity by selling certain investments for cash without a significant loss of value.

▪	Earnings enhancement. The investments portfolio assists with earning a competitive return on capital, which also increases funding for Housing and Community Investment programs.

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

How We Manage Risks of Investments. We strive to ensure our investment holdings have a moderate degree of market risk and limited credit risk, which tends to lower the returns we can expect to earn on these securities. We believe that a philosophy of purchasing investments with a high amount of market or credit risk would be inconsistent with our GSE status and corporate objectives.

Market risk associated with short-term investments tends to be minimal because of their short maturities and because we typically fund them with similar duration short-term Consolidated Obligations. We mitigate much of the market risk of mortgage-backed securities, which exists primarily from changes in mortgage prepayment speeds, by limiting their balances to 300 percent of regulatory capital, by funding them with a portfolio of long-term fixed-rate callable and noncallable Obligations, and by managing the market risk exposure of the entire balance sheet within prudent policy limits.

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

Our internal policies specify guidelines for, and relatively tight constraints on, the types and amounts of short-term investments we are permitted to hold and the maximum amount of credit risk exposure we are permitted to have with eligible counterparties. We are permitted to invest only in the instruments of counterparties with high credit ratings, and because of our conservative investment policies and practices, we believe all of our investments have high credit quality. We have never had a credit loss or credit-related write down of any investment security.

Deposits
We provide a variety of deposit programs, including demand, overnight, term and Federal funds, which enable depositors to invest funds in short-term liquid assets. We accept deposits from members, other FHLBanks, any institution to which we offer correspondent services, and other government instrumentalities. The rates of interest we pay on deposits are subject to change daily based on comparable money market interest rates. The balances in deposit programs tend to vary positively with the amount of idle funds members have available to invest, as well as, the level of short-term interest rates. Deposits have represented a small component of our funding in recent years, typically between one and two percent of our funding sources.

Mortgage Purchase Program (MPP or Mortgage Loans Held for Portfolio)

Description of the MPP
Types of Loans and Benefits. Finance Agency regulations permit FHLBanks to purchase and hold specified whole mortgage loans from their members, which offers members a competitive alternative to the traditional secondary mortgage market and directly supports housing finance. We account for MPP loans as mortgage loans held for portfolio. By selling mortgage loans to us, members can increase their balance sheet liquidity and lower interest rate and mortgage prepayment risks. The MPP particularly enables small- and medium-sized community-based financial institutions to use their existing relationship with us to participate more effectively in the secondary mortgage market.

Under the MPP, we purchase two types of mortgage loans: qualifying conforming fixed-rate conventional 1-4 family residential mortgages and residential mortgages fully insured by the Federal Housing Administration (FHA). Members approved to sell us these loans are referred to as Participating Financial Institutions (PFIs). Although regulations permit us to purchase qualifying mortgage loans originated within any state or territory of the United States, beginning several years ago we no longer purchase loans originated in New York, Massachusetts, Maine, Rhode Island or New Jersey due to features of those states' Anti-Predatory Lending laws that are less restrictive than we prefer.

A “conventional” mortgage refers to a non-government-guaranteed mortgage. A “conforming” mortgage refers to the maximum amount permissible to be lent as a regular prime (i.e., non-jumbo, non-subprime) mortgage. For 2015, the Finance Agency re-established that limit at $417,000 with loans originated in a limited number of high-cost cities and counties receiving higher conforming limits. We do not purchase mortgages subject to these higher amounts.

Loan Purchase Process. A Master Commitment Contract is negotiated with each PFI, in which the PFI agrees to make a best efforts attempt to sell us a specific dollar amount of mortgage loans generally over a period of up to 12 months. We purchase loans pursuant to a Mandatory Delivery Contract, which is a legal commitment we make to purchase, and a PFI makes to deliver, a specified dollar amount of mortgage loans, with a forward settlement date, at a specified range of note rates and prices.

Shortly before delivering the loans that will fill the Mandatory Delivery Contract, the PFI must submit loan level detail including underwriting information. We apply procedures through the automated Loan Acquisition System designed to screen loans that do not comply with our policies. Our underwriting guidelines generally mirror those of Fannie Mae and Freddie Mac for conforming conventional loans, although our guidelines and pool composition requirements are more conservative in a number of ways in order to further limit credit risk exposure. PFIs are required to make certain representations and warranties against our underwriting guidelines on the loans they sell to us. If a PFI sells us a loan in breach of those representations and warranties, we have the contractual right to require the PFI to repurchase the loan.

How We Manage Risks of the MPP
Market Risk. We mitigate the MPP's market risk similarly to how we mitigate market risk from mortgage-backed securities.

Credit Risk - Conventional Mortgage Loans. A unique feature of the MPP is that it separates the various activities and risks associated with residential mortgage lending for conventional loans and allows these risks and activities to be taken on by different entities. We manage the funding of the loans, market risk (including interest rate risk and prepayment risk), and liquidity risk. PFIs manage marketing, originating and, in most cases, servicing the loans. PFIs may either retain servicing or sell it to a qualified and approved third-party servicer (also referred to as a PFI). Because PFIs manage and bear most of the credit risk, they do not pay us a guarantee fee to transfer credit risk.

We manage credit risk exposure for conventional loans through underwriting and pool composition requirements and by applying layered credit enhancements. These enhancements, which apply after a homeowner's equity is exhausted, include (in order of priority) primary mortgage insurance (when applicable), the Lender Risk Account (discussed below), and for loans acquired before February 2011, Supplemental Mortgage Insurance that the PFI purchased from one of our approved third-party providers naming us as the beneficiary.

Beginning in February 2011, we discontinued use of Supplemental Mortgage Insurance for new loan purchases and replaced it with expanded use of the Lender Risk Account and aggregation of loan purchases into larger pools to provide diversification in credit risk exposure. These credit enhancements are designed to adequately protect us against credit losses in scenarios of severe downward movements in housing prices and unfavorable changes in other factors that can affect loan delinquencies and defaults.

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

Credit Risk - FHA Mortgage Loans. Because the FHA makes an explicit guarantee on FHA loans, we do not require any credit enhancements on these loans beyond underwriting, homeowner's equity, and primary mortgage insurance.

Item 7's “Quantitative and Qualitative Disclosures About Risk Management” provides more detail on how we manage market and credit risks for the MPP.

Earnings from the MPP
The MPP enhances long-term profitability on a risk-adjusted basis and augments the return on member stockholders' capital investment. We generate earnings in the MPP from monthly interest payments minus the cost of funding and the cost of hedging the MPP's interest rate risk. Interest income on each loan is computed as the mortgage note rate multiplied by the loan's principal balance:

▪	minus servicing costs (0.25 percent for conventional loans and 0.44 percent for FHA loans);

▪	minus the cost of Supplemental Mortgage Insurance (for applicable loans); and

▪
adjusted for the amortization of purchase premiums or the accretion of purchase discounts and for the amortization or accretion of fair value adjustments on loans initially classified as mortgage loan commitments.

For new loan purchases, we consider the cost of the Lender Risk Account when we set conventional loan prices and evaluate the MPP's expected return. The pricing of each structure depends on a number of factors and is specific to the PFI and to the loan pool. We do not receive fees or income for retaining the risk of losses in excess of any credit enhancements.

FUNDING - CONSOLIDATED OBLIGATIONS

Our primary source of funding is through participation in the sale of debt securities (Consolidated Obligations). Obligations are the joint and several obligations of all the FHLBanks, backed only by the financial resources of these institutions.

There are two types of Consolidated Obligations: Consolidated Bonds (Bonds) and Consolidated Discount Notes (Discount Notes). We participate in the issuance of Bonds for three purposes:

▪	to finance and hedge intermediate- and long-term fixed-rate Advances and mortgage assets;

▪
to finance and hedge short-term, LIBOR-indexed adjustable-rate Advances, and swapped Advances, typically by synthetically transforming fixed-rate Bonds to adjustable-rate LIBOR funding through the execution of interest rate swaps; and

▪	to acquire liquidity.

Bonds may have fixed or adjustable rates of interest. Fixed-rate Bonds are either noncallable or callable. A callable Bond is one that we are able to redeem in whole or in part at our discretion on one or more predetermined call dates according to the Bond's offering notice. The maturity of Bonds typically ranges from one year to 20 years. Our adjustable-rate Bonds use LIBOR for interest rate resets. In the last five years, we have not participated in the issuance of range Bonds, zero coupon Bonds, or indexed principal redemption Bonds.

We use fixed-rate Bonds to fund longer-term fixed-rate Advances and longer-term fixed-rate mortgage assets, and use adjustable-rate Bonds to fund adjustable-rate LIBOR Advances.

We transact in interest rate swaps to synthetically convert some fixed-rate Bonds to adjustable-rate terms indexed to LIBOR. These are used to hedge adjustable-rate LIBOR Advances.

We participate in the issuance of Discount Notes to fund short-term Advances, adjustable-rate LIBOR Advances, putable Advances (which we normally swap to LIBOR), liquidity investments, and a portion of longer-term fixed-rate assets. Discount Notes have maturities from one day to one year, with most of ours normally maturing within three months.

The mix of Obligations fluctuates in response to relative changes in short-term versus long-term assets, relative changes in fixed-rate versus adjustable-rate assets, decisions on market risk management (particularly the amount of funding of longer-term assets with short-term Obligations), and differences in relative costs of various Obligations.

Interest rates on Obligations, including their relationship to other products such as U.S. Treasury securities and LIBOR, are affected by a multitude of factors such as: overall economic and credit conditions; credit ratings of the FHLBank System; investor demand and preferences for our debt securities; the level of interest rates and the shape of the U.S. Treasury curve and the LIBOR swap curve; and the supply, volume, timing, and characteristics of debt issuances by the FHLBanks, other GSEs, and other highly rated issuers.

Finance Agency regulations govern the issuance of Obligations. The Office of Finance services Obligations, prepares the FHLBank System's quarterly and annual combined financial statements, and serves as a source of information for the FHLBanks on capital market developments.

We have the primary liability for our portion of Obligations, i.e., those issued on our behalf for which we received the proceeds. However, we also are jointly and severally liable with the other FHLBanks for the payment of principal and interest on all Obligations. If we do not pay the principal or interest in full when due on any Obligation issued on our FHLBank's behalf, we are prohibited from paying dividends or redeeming or repurchasing shares of capital stock. If another FHLBank were unable to repay its participation in an Obligation for which it is the primary obligor, the Finance Agency could call on each of the other FHLBanks to repay all or part of the Obligation. The Finance Agency has never invoked this authority.

An FHLBank may not issue individual debt securities without Finance Agency approval.

LIQUIDITY

Our business requires a continual and substantial amount of liquidity to meet financial obligations (primarily maturing Consolidated Obligations) in a timely and cost-efficient manner and to provide members access to timely Advance funding and mortgage loan sales in all financial environments. We obtain liquidity by issuing debt, holding short-term assets that mature before their associated funding, and having the ability to sell certain investments without significant accounting or economic consequences. Sources of asset liquidity include cash, maturing Advances, maturing investments, principal paydowns of mortgage assets, the ability to sell certain investments, and interest payments received. Uses of liquidity include repayments of Obligations, issuances of new Advances, purchases of loans under the MPP, purchases of investments, and payments of interest.

Liquidity requirements are significant because Advance balances can be volatile, many have short-term maturities, and we strive to allow members to borrow Advances on the same day they request them. We regularly monitor liquidity risks and the investment and cash resources available to meet liquidity needs, as well as statutory and regulatory liquidity requirements.

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

▪
The Capital Plan enables us to efficiently expand and contract capital stock needed to capitalize assets in response to changes in our membership base and demand for Mission Asset Activity. This enables us to maintain a prudent amount of financial leverage and also consistently generate a competitive dividend return.

▪
We issue shares of capital stock as required for an institution to become a member or maintain membership, as required for members to capitalize Mission Asset Activity, and when we may pay dividends in the form of additional shares of stock.

▪	We may, subject to the restrictions described below, repurchase certain capital stock (i.e., "excess" capital stock).

▪	The concept of “cooperative capital,” explained below, better aligns the interests of heavy users of our products with light users by enhancing the dividend return.

Prudent risk management requires us to maintain effective financial leverage to minimize risk to capital stock while preserving profitability and to hold an adequate amount of retained earnings. Pursuant to these objectives, Finance Agency regulations stipulate that we must comply with three limits on capital leverage and risk-based capital. We have always complied with the regulatory capital requirements.

▪	We must maintain at least a four percent minimum regulatory capital-to-assets ratio. This has historically been the regulatory capital requirement that has been closest to affecting our operations.

▪
We must maintain at least a five percent minimum leverage ratio of capital divided by total assets, which includes a 1.5 weighting factor applicable to permanent capital. Because all of our Class B stock is permanent capital, this requirement is met automatically if we satisfy the four percent unweighted capital requirement.

▪
We are subject to a risk-based capital rule in which we must hold an amount of "permanent" capital that exceeds the amount of exposure to market risk, credit risk, and operational risk. How we determine the amount of these risk exposures is stipulated by Finance Agency regulation. Permanent capital includes retained earnings and the regulatory amount of Class B capital stock.

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

GAAP capital excludes mandatorily redeemable capital stock, while regulatory capital includes it. Mandatorily redeemable capital stock, which is stock subject to pending redemption, is accounted for as a liability on our Statements of Condition and related dividend payments are accounted for as interest expense. The classification of some capital stock as a liability has no effect on our safety and soundness, liquidity position, market risk exposure, or ability to meet interest payments on our participation in Obligations. Mandatorily redeemable capital stock is fully available to absorb losses until the stock is redeemed or repurchased. See Note 15 of the Notes to Financial Statements for more discussion of mandatorily redeemable capital stock.

Components of Capital Stock Purchases and Operations of the Capital Plan
Our Capital Plan ties the amount of each member's required capital stock to both the amount of the member's assets (membership stock) and the amount and type of its Mission Asset Activity with us (activity stock). Membership stock is required to become a member and maintain membership. The amount required for each member currently ranges from a minimum of $1 thousand to a maximum of $25 million for each member, with the amount within that range determined as a percentage of member assets.

In addition to its membership stock, a member may be required to purchase and hold activity stock to capitalize its Mission Asset Activity. For purposes of the Capital Plan, Mission Asset Activity includes the principal balance of Advances, guaranteed funds and rate Advance commitments, and the principal balance of loans and commitments in the MPP that occurred after implementation of the Capital Plan.

The FHLBank must capitalize all Mission Asset Activity with capital stock at a rate of at least four percent. However, each member is permitted to maintain an amount of activity stock within the range of minimum and maximum percentages for each type of Mission Asset Activity. The current percentages are as follows:

Mission Asset Activity	Minimum Activity Percentage	Maximum Activity Percentage
Advances	2%	4%
Advance Commitments	2	4
MPP	0	4

If a member owns more stock than is needed to satisfy both its membership stock requirement and the maximum activity stock percentages for its Mission Asset Activity, we designate the remaining stock as the member's excess capital stock. The member then utilizes its excess stock to capitalize additional Mission Asset Activity.

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

When a member's ratio of activity stock to its Mission Asset Activity reaches the minimum activity stock percentage for all types of Mission Asset Activity, the member must capitalize additional Mission Asset Activity of a given type by purchasing capital stock at that asset type's minimum percentage rate, assuming availability of cooperative capital.

Statutory and Regulatory Restrictions on Capital Stock Redemption and Repurchases
In accordance with the GLB Act, our stock is putable by members. However, for us and the other FHLBanks, there are significant statutory and regulatory restrictions on our obligation or right to redeem or repurchase outstanding stock, including, but not limited to, the following:

▪	We may not redeem any capital stock if, following the redemption, we would fail to satisfy any Regulatory capital requirements. By law, we may not redeem any stock if we become undercapitalized.

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

We have a policy that sets forth a range for the amount of retained earnings we believe is needed to mitigate impairment risk and facilitate dividend stability in light of the risks we face. The current minimum retained earnings requirement is $450 million, based on mitigating quantifiable risks under very stressed business and market scenarios to at least a 99 percent confidence level. Given the regulatory environment, we carry a greater amount of retained earnings than required by the Policy. At the end of 2014, our retained earnings totaled $689 million. We believe the current amount of retained earnings is sufficient to protect our capital stock against impairment risk and to provide dividend stability if needed.

Joint Capital Agreement to Augment Retained Earnings
The FHLBanks entered into a Joint Capital Enhancement Agreement (the “Capital Agreement”) in February 2011. The Capital Agreement provides that each FHLBank will allocate quarterly at least 20 percent of its net income to a restricted retained earnings account (the “Account”). The 20 percent reserve allocation to the Account is similar to what had been required under the FHLBanks' REFCORP obligation, which was satisfied in 2011. The Account is not available to be distributed as dividends except under certain limited circumstances. The Capital Agreement does not limit our ability to use retained earnings held outside of the Account to pay dividends.

Although we have always maintained compliance with our capital requirements, we believe the Capital Agreement enhances risk mitigation by building a larger capital buffer over time to absorb unexpected losses, if any, that we may experience. Therefore, the Capital Agreement provides additional protection against impairment risk to stockholders' capital investment.

USE OF DERIVATIVES

Finance Agency regulations and our policies establish guidelines for the execution and use of derivative transactions. We are prohibited from trading in, or the speculative use of, derivatives and have limits on the amount of credit risk to which we may be exposed. Most of our derivatives activity involves interest rate swaps, some of which may include options. We account for all derivatives at their fair values.

Similar to our participation in debt issuances, derivatives help us hedge market risk created by offering Advances and mortgage commitments. Derivatives related to Advances most commonly hedge either:

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

Other derivatives related to Bonds help us intermediate between the preference of capital market investors for intermediate- and long-term fixed-rate debt securities and the preference of our members for shorter-term or adjustable-rate Advances. We can satisfy the preferences of both groups by issuing long-term fixed-rate Bonds and entering into an interest rate swap that synthetically converts the Bonds to an adjustable-rate LIBOR funding basis that matches up with the short-term and adjustable-rate Advances, thereby preserving a favorable interest rate spread.

Use of derivatives can result in a substantial amount of volatility of accounting and economic earnings. Because we have a cooperative business model, our Board of Directors has emphasized the importance of controlling earnings volatility. Accordingly, our strategy is to execute derivatives that we expect to be effective hedges of market risk exposure relative to their impacts on profitability. As a result, the volatility in the market value of equity and earnings from our use of derivatives has historically tended to be moderate.

COMPETITION

Numerous economic and financial factors influence members' use of Mission Asset Activity. One of the most important factors that affect Advance demand is the amount of member deposits, which for most members are their primary source of funds. In addition, both small and, in particular, large members typically have access to wholesale funds besides FHLBank Advances. Another important source of competition for Advances is the ongoing fiscal and monetary stimuli initiated by the federal government to combat the continued difficulties in the housing market and broader economy. This is discussed in Item 1A's “Risk Factors” and in Item 7's “Executive Overview" and "Conditions in the Economy and Financial Markets."

The holding companies of some of our large asset members have membership(s) in other FHLBanks through their affiliates. Others could initiate memberships in other Districts. The competition among FHLBanks for the business of multiple-membership institutions is similar to the FHLBanks' competition with other wholesale lenders and mortgage investors. We compete with other FHLBanks on the offerings and pricing of Mission Asset Activity, earnings and dividend performance, collateral policies, capital plans, and members' perceptions of our relative safety and soundness. Some members may also evaluate benefits of diversifying business relationships among FHLBank memberships. We regularly monitor these competitive forces among the FHLBanks.

The primary competitors for mortgage loans we purchase in the MPP are Fannie Mae and Freddie Mac, government agencies such as the Government National Mortgage Association (Ginnie Mae), and private issuers. Fannie Mae and Freddie Mac, in particular, have long-established and efficient programs and are the dominant purchasers of fixed-rate conventional mortgages. In addition, a number of private financial institutions have well-established securitization programs, although they may not currently be as active as they were historically. The MPP also competes with the Federal Reserve to the extent it purchases mortgage-backed securities and affects market prices and availability of supply.

For debt issuance, the FHLBank System competes with issuers in the national and global debt markets, including most importantly the U.S. government and other GSEs.

Item 1A.    Risk Factors.

The following are the most important risks we currently face. The realization of one or more of the risks could negatively affect our results of operations, financial condition, and, at the extreme, the viability of our business franchise. The effects could include reductions in Mission Asset Activity, lower earnings and dividends, and, at the extreme, impairment of our capital or an inability to participate in issuances of Consolidated Obligations. The risks identified below are not the only risks we face. Other risks not presently known or which we deem to be currently immaterial may also impact our business. Additionally, the risks identified may adversely affect our business in ways we do not expect or anticipate.

Economy. An economic downturn could lower Mission Asset Activity and profitability.

Member demand for Mission Asset Activity depends in large part on the general health of the economy and overall business conditions. Numerous external factors can affect our Mission Asset Activity and earnings including:

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

Because our business tends to be cyclical, a recessionary economy, or an economy characterized by stagflation, normally lowers the amount of Mission Asset Activity, can decrease profitability, and can cause stockholders to request redemption of a portion of their capital or request withdrawal from membership (both referred to here as “request withdrawal of capital”). These unfavorable effects are more likely to occur and be more severe if a weak economy is accompanied by significant changes in interest rates, stresses in the housing market, elevated competitive forces, or actual or potential changes in the legislative and regulatory environment.

In the last five years the economy has grown at a measured pace, contributing to tempered member demand for Mission Asset Activity. In addition, overall Advance demand has been and continues to be unfavorably affected by the substantial amount of deposit based liquidity provided to financial institutions through the monetary actions of the Federal Reserve, and a more onerous regulatory environment for our members. Acceleration of these conditions or another recession could decrease Mission Asset Activity and increase MPP credit losses, both of which could reduce profitability.

Competition. The competitive environment for our products could adversely affect business activities, including decreasing the level and utilization rates of Mission Asset Activity, earnings, and capitalization.

We operate in a highly competitive environment for Mission Asset Activity. Increased competition could decrease the amount of Mission Asset Activity and narrow profitability on that activity, both of which could cause stockholders to request withdrawals of capital. Historically, our primary competition has been from other wholesale lenders and debt issuers, including other GSEs. A substantial source of competition in the last seven years has come from the federal government's actions to stimulate the economy, especially the actions of the Federal Reserve System through its policies of quantitative easing and maintaining extremely low interest rates. Among other effects, these actions have significantly expanded liquidity and excess reserves available to many members. We expect overall, broad-based growth in Advance demand will remain modest until the government reduces these initiatives by tightening monetary policy and winding down its holdings of U.S. Treasury and mortgage-backed securities. Even if these events take place, we cannot provide assurance regarding the pace or strength of the renewed Advance demand that we would anticipate.

In addition, the FHLBank System competes for funds through issuance of debt with the U.S. Treasury, Fannie Mae, Freddie Mac, other GSEs, and corporate, state, and sovereign entities, among others. Increases in the supply and types of competing debt products or other regulatory factors could adversely affect the System's ability to access funding or increase the cost of our debt issuance. Either of these effects could in turn adversely affect our financial conditions and results of operations and the value of FHLBank membership.

GSE Reform. Potential GSE reform could unfavorably affect our business model, financial condition, and results of operations.

The FHLBank System's regulator, the Finance Agency, also regulates Fannie Mae and Freddie Mac. While there appears to be consensus that a permanent financial and political solution for Fannie Mae and Freddie Mac should be implemented, which could include maintaining the current structure, no consensus has evolved to date around any of the various legislative proposals. However, some policy proposals have included provisions, such as limitations on Advances and portfolio investments, development of a covered bond market, and restrictions on GSE mortgage finance, that could threaten the FHLBank System's long-standing business model.

Because all the GSEs share a common regulator and general housing mission, the ultimate resolution to the conservatorship of Fannie Mae and Freddie Mac could threaten the FHLBanks. There are significant differences between the FHLBank System and Fannie Mae and Freddie Mac, including the System's focus on lending as opposed to guaranteeing mortgages and our distinctive cooperative business model. Legislation could inadequately account for these differences, which could imperil the ability of the FHLBank System to continue operating effectively within its current business model or could change the System's business model.

At this time, it is unknown if and when GSE reform will be enacted and, if it is, what the effects would be on the FHLBank System's business model or our financial condition and results of operations, including whether the effects would be positive or negative.

FHLBank Regulatory Environment. We face a heightened regulatory and legislative environment, which could unfavorably affect our business model, financial condition, and results of operations.

In addition to potential GSE reform, the legislative and regulatory environment in which the FHLBank System operates continues to undergo rapid change driven principally by reforms emanating from the Housing and Economic Reform Act of 2008 (HERA) and the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act). There have been numerous new regulations promulgated in the last several years and more are in the process of being promulgated for the FHLBank System, many of which are pursuant to HERA or the Dodd-Frank Act. Current and future legislative and regulatory actions could significantly affect us.

We believe that the legislative and regulatory actions have raised our operating costs and imparted added uncertainty regarding the business model under which the FHLBanks may operate in the future. We are unable at this time to predict what ultimate effects the heightened regulatory environment will have on the FHLBank System's business model or on our financial condition and results of operations.

There is one proposed regulation regarding membership requirements about which we are particularly concerned. This is discussed in the "Executive Overview."

Liquidity and Market Access. Impaired access to the capital markets for debt issuance could increase liquidity risk, decrease the amount of Mission Asset Activity, lower earnings by raising debt costs and, at the extreme, result in realization of liquidity risk preventing the System from meeting its financial obligations.

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

Although the last several years were characterized by ongoing issues with the federal government's fiscal condition, we have been able to maintain access to the capital markets for debt issuances on acceptable terms (including when the FHLBank System's debt was downgraded by Standard & Poor's). However, there is no assurance this will continue to be the case. Future ability to access the capital markets could be adversely affected by external events (such as general economic and financial instabilities, political instability, wars, and natural disasters) and by the System's joint and several liability for Consolidated Obligations, which exposes us to events at other FHLBanks. If access to capital markets were to be impaired for any extended period, the effect on our financial condition and results of operations could be material. At the extreme, the System's ability to achieve its mission and satisfy its financial obligations could be threatened.

Credit and Counterparty Risk. We are exposed to credit risk that, if realized, could materially affect our ability to pay members a competitive dividend.

We believe we have a small overall amount of residual credit risk exposure related to Credit Services, purchases of investments, and transactions in derivatives, and a moderate amount of credit risk exposure related to the MPP. However, we can make no assurances that credit losses will not materially affect our financial condition or results of operations. An extremely severe and prolonged economic downturn, especially if combined with continued significant disruptions in housing or mortgage markets, could result in credit losses on assets that could impair our financial condition or results of operations.

The FHLBank is an asset-based lender for Advances and Letters of Credit. Advances are over-collateralized and we have a perfected first lien position on such collateral. Under a "Blanket" lien collateral status, which we assign to 85 percent of members amounting to approximately two-thirds of pledged collateral, we do not have full information on the structure and risk characteristics of the loan collateral. This results in a degree of uncertainty as to the ultimate value we might obtain if we were forced to liquidate the loan collateral pledged to us under a Blanket lien.

Although credit losses in the MPP have been minor to date, they could increase under adverse economic scenarios involving significant reductions in home prices and sustained elevated levels of unemployment and other factors that influence delinquencies and defaults.

Some of our liquidity investments are unsecured, as are uncollateralized portions of interest rate swaps. We make unsecured liquidity investments in and transact derivatives with highly rated, investment-grade institutions, have conservative limits on dollar and maturity exposure to each institution, and have strong credit underwriting practices. Failure of an investment or derivative counterparty with which we have a large unsecured position could have a material adverse effect on our financial conditions and results of operations. To the extent we engage in derivative transactions required to be cleared under provisions of the Dodd-Frank Act, we may be exposed to nonperformance from central clearinghouses and Futures Commission Merchants.

Financial institutions are increasingly inter-related as a result of trading, clearing, counterparty, and other relationships. As a result, actual or potential defaults of one or more financial institutions could lead to market-wide disruptions making it difficult for us to find qualified counterparties for transactions.

Market Risk. Changes in interest rates and mortgage prepayment speeds (together referred to as market risk exposure or interest rate risk exposure) could significantly reduce our ability to pay members a competitive dividend from current earnings.

Exposure of earnings to unhedged changes in interest rates and mortgage prepayment speeds is one of our largest ongoing residual risks. We derive most of our income from the interest earned on assets less the interest paid on Consolidated Obligations and deposits used to fund the assets. We fund mortgage assets and hedge them with a combination of Consolidated Obligations and capital. Interest rate movements can lower profitability in two ways: 1) directly due to their impact on earnings from cash flow mismatches between assets and liabilities; and 2) indirectly via their impact on prepayment speeds, which can unfavorably affect the cash flow mismatches. The effects on income can include changes in amortization of purchase premiums on mortgage assets.

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

In some extremely stressful scenarios, changes in interest rates and prepayment speeds could result in dividends being below stockholders' expectations for an extended period of time. In such a situation, members could engage in less Mission Asset Activity and could request a withdrawal of capital. See Item 7's "Quantitative and Qualitative Disclosures About Risk Management" for additional information about market risk exposure.

Asset Profitability. Spreads on assets to funding costs may narrow because of changes in market conditions and competitive factors, resulting in lower profitability.

Spreads on our assets tend to be narrow compared to those of many other financial institutions due to our cooperative business model, resulting in relatively lower profitability. Market conditions, competitive forces, and, as discussed above, market risk exposure could cause these already narrow asset spreads to decline, which could substantially reduce our profitability. A key spread relationship is that we tend to utilize Consolidated Discount Notes to fund a significant amount of assets that have adjustable-rates tied to LIBOR. Because rates on Discount Notes do not perfectly correlate with LIBOR, a narrowing of this spread, for example from investors changing perceptions about the quality of our debt, is a key risk for us. Realization of narrower spreads could result in lower dividends and a reduction in Mission Asset Activity.

Capital Adequacy. Failure to meet capital adequacy requirements mandated by Finance Agency regulations and by our policies, or not being able to pay dividends or repurchase or redeem capital stock, may lower demand for Mission Asset Activity, affect results of operations, and lower membership value.

To ensure safe and sound operations, we must hold a minimum amount of capital relative to our asset levels. We must also hold a minimum amount of retained earnings to, among other things, help protect members' capital stock investment against impairment risk. If we were to violate any capital requirement, we may be unable to pay dividends or redeem and repurchase capital stock. This could adversely affect the value of membership including members' capital investment. Outcomes could be reduced demand for Mission Asset Activity, decreased profitability, requests from members to redeem a portion of their capital or to withdraw from membership, or increased investors' perception of the riskiness of our FHLBank.

Business Concentration and Industry Consolidation. Sharp reductions in Mission Asset Activity resulting from lower usage by large members or consolidation of large members could adversely impact our net income and dividends.

The amount of Mission Asset Activity and capital is concentrated among a handful of large members. The financial industry continues to consolidate among a smaller number of institutions and to become more concentrated. Our large members could decrease their Mission Asset Activity and the amount of their capital stock as a result of merger and acquisition activity or their reduced demand for Mission Assets. At December 31, 2014, one member, JPMorgan Chase Bank, N.A., held over half of our Advances and one member PFI, Union Savings Bank, accounted for nearly 25 percent of the outstanding MPP principal balance. Our business model is structured to be able to absorb sharp changes in Mission Asset Activity because we can undertake commensurate reductions in liability balances and capital and because of our relatively low operating expenses. However, an extremely large reduction in Mission Asset Activity could affect our profitability and possibly our ability to pay competitive dividends.

Exposure to FHLBank System. Financial difficulties at other FHLBanks could require us to provide financial assistance to another FHLBank, which could adversely affect our results of operations or our financial condition.

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

Member Regulatory Environment. Members face increased regulatory scrutiny, which could further decrease Mission Asset Activity and lower profitability.

In the last number of years, regulation and scrutiny of the financial industry has increased significantly. We believe these activities have decreased members' overall usage of Advances.

The Basel Committee on Banking Supervision (the Basel Committee) has developed a proposed new capital regime for internationally active banks. Banks subject to the new regime are required, among other things, to have higher capital ratios. While it is uncertain how the new capital regime and other standards, such as those related to liquidity, developed by the Basel Committee will ultimately be implemented by U.S. regulatory authorities, the new regime could require some of our members to divest assets in order to comply with the regime's more stringent capital and liquidity requirements, thereby possibly lowering Advance demand. The proposed liquidity requirements may adversely impact Advance demand and investor demand for Consolidated Obligations because they would limit the ability of members to fully include Advances and Consolidated Obligations in required liquidity calculations. This could raise our debt costs and, in turn, raise the Advance rates we are able to offer members, thereby harming the ability to fulfill our business model.

Personnel Risk. Our financial condition and results of operations could suffer if we are unable to hire and retain skilled key personnel.

The success of our business mission depends, in large part, on the ability to attract and retain key personnel. Competition for qualified people or ineffective succession planning could affect the ability to hire or retain effective key personnel, thereby harming our financial condition and results of operations.

Operational and Compliance Risks. Failures or interruptions in our internal controls, compliance activities, information systems and other operating technologies could harm our financial condition, results of operations, reputation, and relations with members.

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

We rely heavily on internal and third-party information systems and other technology to conduct and manage our business. Our operations rely on the secure processing, storage and transmission of confidential and other information in computer systems and networks. Computer systems, software and networks can be vulnerable to failures and interruptions including “cyberattacks” (e.g., breaches, unauthorized access, misuse, computer viruses or other malicious code and other events) that could jeopardize the confidentiality or integrity of information, or otherwise cause interruptions or malfunctions in operations. We can make no assurance that we will be able to prevent, timely and adequately address, or mitigate the negative effects of failures, interruptions, or "cyberattacks" in information systems and other technology. If we experience a failure, interruption, or "cyberattack" in any of these systems, we may be unable to effectively conduct or manage our business activities, operating processes, and risk management, which could significantly harm customer relations, our reputation, or profitability, potentially resulting in material adverse effects on our financial condition and results of operations.

Item 1B.    Unresolved Staff Comments.

None.

Item 2.        Properties.

Our offices are located in approximately 79,000 square feet of leased space in downtown Cincinnati, Ohio. We also maintain a leased, fully functioning, back-up facility in suburban Cincinnati. Additionally, we lease a small office in Nashville, Tennessee for the area marketing representative. We believe that our facilities are in good condition, well maintained, and adequate for our current needs.

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

By law our stock is not publicly traded, and only our members (and former members with a withdrawal notice pending) may own our stock. The par value of our capital stock is $100 per share. As of December 31, 2014, we had 705 stockholders and 43 million shares of capital stock outstanding, all of which were Class B Stock.

We paid quarterly dividends in 2014 and 2013 as outlined in the table below.

(Dollars in millions)
	2014				2013
		Annualized				Annualized
Quarter	Amount	Rate	Form	Quarter	Amount	Rate	Form
First	$47	4.00%	Cash	First	$39	4.25%	Cash
Second	44	4.00	Cash	Second	43	4.25	Cash
Third	42	4.00	Cash	Third	49	4.25	Cash
Fourth	43	4.00	Cash	Fourth	47	4.00	Cash
Total	$176	4.00		Total	$178	4.18

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

RECENT SALES OF UNREGISTERED SECURITIES

From time to time, we provide Letters of Credit in the ordinary course of business to support members' obligations issued in support of unaffiliated, third-party offerings of notes, bonds or other securities. We did not provide such credit support during 2014 and 2013. We provided $8 million of such credit support during 2012. To the extent that these Letters of Credit are securities for purposes of the Securities Act of 1933, their issuance is exempt from registration pursuant to section 3(a)(2) thereof.

Item 6.	Selected Financial Data.

The following table presents selected Statement of Condition data, Statement of Income data and financial ratios for the five years ended December 31, 2014.

	Year Ended December 31,
(Dollars in millions)	2014	2013	2012	2011	2010
STATEMENT OF CONDITION DATA AT PERIOD END:
Total assets	$106,640	$103,181	$81,562	$60,397	$71,631
Advances	70,406	65,270	53,944	28,424	30,181
Mortgage loans held for portfolio	6,989	6,826	7,548	7,871	7,782
Allowance for credit losses on mortgage loans	5	7	18	21	12
Investments (1)	26,007	22,364	19,950	21,941	33,314
Consolidated Obligations, net:
Discount Notes	41,232	38,210	30,840	26,136	35,003
Bonds	59,217	58,163	44,346	28,855	30,697
Total Consolidated Obligations, net	100,449	96,373	75,186	54,991	65,700
Mandatorily redeemable capital stock	63	116	211	275	357
Capital:
Capital stock - putable	4,267	4,698	4,010	3,126	3,092
Retained earnings	689	621	538	444	438
Accumulated other comprehensive loss	(17)	(9)	(11)	(11)	(7)
Total capital	4,939	5,310	4,537	3,559	3,523
STATEMENT OF INCOME DATA:
Net interest income	$317	$328	$308	$249	$275
(Reversal) provision for credit losses	—	(7)	1	12	13
Non-interest income (loss)	23	20	13	(5)	20
Non-interest expenses	68	64	58	57	56
Assessments	28	30	27	37	62
Net income	$244	$261	$235	$138	$164
FINANCIAL RATIOS:
Dividend payout ratio (2)	72.2%	68.1%	60.1%	95.4%	84.1%
Weighted average dividend rate (3)	4.00	4.18	4.44	4.25	4.38
Return on average equity	4.93	5.10	6.20	3.89	4.67
Return on average assets	0.24	0.28	0.35	0.21	0.24
Net interest margin (4)	0.31	0.35	0.46	0.37	0.40
Average equity to average assets	4.90	5.47	5.68	5.29	5.08
Regulatory capital ratio (5)	4.71	5.27	5.84	6.37	5.43
Operating expense to average assets	0.054	0.055	0.067	0.068	0.070

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

EXECUTIVE OVERVIEW

Financial Condition

Mission Asset Activity
The following table summarizes our financial condition.

	Year Ended December 31,
	Ending Balances		Average Balances
(In millions)	2014	2013	2014	2013
Total Assets	$106,640	$103,181	$101,157	$93,691
Mission Asset Activity:
Advances (principal)	70,299	65,093	66,492	61,327
Mortgage Purchase Program (MPP):
Mortgage loans held for portfolio (principal)	6,796	6,643	6,620	6,881
Mandatory Delivery Contracts (notional)	451	37	273	254
Total MPP	7,247	6,680	6,893	7,135
Letters of Credit (notional)	17,780	13,472	15,154	12,560
Total Mission Asset Activity	$95,326	$85,245	$88,539	$81,022

In 2014, the FHLBank fulfilled its mission by providing readily available and competitively priced wholesale funding to its member financial institutions, supporting its commitment to affordable housing, and paying stockholders a competitive dividend return on their capital investment. The majority of our members continued to have modest demand for new Advance borrowings due to measured economic growth and significant amounts of liquidity made available as a result of the actions of the Federal Reserve System.

Total assets at December 31, 2014 increased $3.5 billion (three percent) from year-end 2013. Average asset balances were $7.5 billion (eight percent) higher in 2014 than 2013. The balance of Mission Asset Activity – comprising Advances, Letters of Credit, and total MPP – was $95.3 billion at December 31, 2014, an increase of $10.1 billion (12 percent) from year-end 2013. Mission Asset Activity on this date constituted 80 percent of adjusted Consolidated Obligations (which equal Obligations plus Letters of Credit and Mandatory Delivery Contracts), equal to our internal benchmark.

The growth in ending and average balances of Mission Asset Activity in 2014 was led by an increase in the principal balance of Advances, primarily from a few larger members. As of December 31, 2014, members funded on average 3.3 percent of their assets with Advances, and the penetration rate was relatively stable over the last year with 65-70 percent of members holding Mission Asset Activity.

The principal balance of mortgage loans held for portfolio at December 31, 2014 rose $0.2 billion (two percent) from year-end 2013. During 2014, we purchased $1.2 billion of mortgage loans, while principal paydowns totaled $1.0 billion. Residual credit risk exposure in the mortgage loan portfolio continued to be modest. The allowance for credit losses in the MPP decreased to $5 million at December 31, 2014.

Based on 2014 earnings, we contributed $28 million to the Affordable Housing Program (AHP) pool of funds to be awarded to members in 2015. In addition, we continued our voluntary sponsorship of two other housing programs, which provide resources to pay for accessibility rehabilitation and emergency repairs for special needs and elderly homeowners and to help members aid their communities following natural disasters.

Investments and Other Assets
The balance of investments at December 31, 2014 was $26.0 billion, an increase of $3.6 billion (16 percent) from year-end 2013. At the end of 2014, investments included $14.7 billion of mortgage-backed securities and $11.3 billion of other investments, which are mostly short-term instruments we hold for liquidity.

Investment balances averaged $27.5 billion in 2014, an increase of $2.7 billion (11 percent) from 2013's average. This growth occurred from both liquidity investments and mortgage-backed securities. All of our mortgage-backed securities held at December 31, 2014 were issued and guaranteed by Fannie Mae, Freddie Mac or a U.S. agency.

The balance of cash and due from banks at December 31, 2014 was $3.1 billion, a decrease of $5.5 billion (64 percent) from year-end 2013. The larger than normal balance of cash and due from banks at the end of 2013 was a result of holding $8.6 billion in deposits at the Federal Reserve due to narrower spreads and fewer eligible counterparties at that time for certain types of liquidity investments.

We maintained an adequate amount of asset liquidity throughout the year under a variety of liquidity measures as discussed in the "Liquidity Risk" section of "Quantitative and Qualitative Disclosures About Risk Management."

Capital
Capital adequacy remained strong throughout 2014, exceeding all minimum regulatory capital requirements. The GAAP capital-to-assets ratio at December 31, 2014 was 4.63 percent, while the regulatory capital-to-assets ratio was 4.71 percent. Both ratios exceeded the regulatory required minimum of four percent. Regulatory capital includes mandatorily redeemable capital stock accounted for as a liability under GAAP.

The amounts of GAAP and regulatory capital decreased $371 million and $416 million, respectively, in 2014, primarily resulting from redemption and repurchase of $500 million in excess stock in February as part of our capital management strategy.

Total retained earnings were $689 million at December 31, 2014, an increase of $68 million (11 percent) from year-end 2013. Retained earnings were comprised of $529 million unrestricted and $160 million restricted. We believe the amount of retained earnings is sufficient to protect against members' impairment risk of their capital stock investment in the FHLBank and to provide the opportunity to stabilize future dividends. Our Capital Plan also has safeguards to prevent financial leverage ratios from falling below regulatory minimum levels.

Results of Operations

Overall Results
The table below summarizes our results of operations.

	For the Years Ended December 31,
(Dollars in millions)	2014	2013	2012
Net income	$244	$261	$235
Affordable Housing Program accrual	28	30	27
Return on average equity (ROE)	4.93%	5.10%	6.20%
Return on average assets	0.24	0.28	0.35
Weighted average dividend rate	4.00	4.18	4.44
Average 3-month LIBOR	0.23	0.27	0.43
Average overnight Federal funds effective rate	0.09	0.11	0.14
ROE spread to 3-month LIBOR	4.70	4.83	5.77
Dividend rate spread to 3-month LIBOR	3.77	3.91	4.01
ROE spread to Federal funds effective rate	4.84	4.99	6.06
Dividend rate spread to Federal funds effective rate	3.91	4.07	4.30

The spreads between ROE and short-term interest rates, for which we use 3-month LIBOR and Federal funds as proxies, are market benchmarks we believe member stockholders use to assess the competitiveness of the return on their capital investment in our company. Earnings continued to be sufficient to provide competitive returns on stockholders' capital investment. Consistent with experience over the last seven years, ROE was significantly above short-term rates, resulting in the ROE spreads being wider than the long-term historical average spread.

The lower net income and ROE in 2014 compared to 2013 resulted primarily from the following factors:

▪	implementation of a strategy to reduce market risk exposure to the possibility of higher interest rates;

▪	an increase in net amortization related to mortgage assets in 2014;

▪	narrower spreads on LIBOR Advances funded by short-term debt;

▪	a decline in mortgage asset spreads due to the run-off of higher yielding mortgages in excess of the retirement of high-cost debt;

▪	a larger reversal for credit losses on mortgage loans held for portfolio in 2013;

▪	a reduction in earnings from interest-free capital as interest rates continued to be low and trend lower; and

▪	an increase in other expense.
Three factors increased income, offsetting a portion of the impact from the unfavorable factors:

▪	Advance growth;

▪	an increase in the average balance of mortgage-backed securities; and

▪	an increase in fees received from Letters of Credit due to the substantial growth in notional balances outstanding.

The decline in ROE was less than that of net income due to our repurchase of excess stock in February 2014.

Effect of Interest Rate Environment
Trends in market interest rates strongly influence the results of operations via how they affect members' demand for Mission Asset Activity, spreads on assets, funding costs and decisions in managing the tradeoffs in our market risk/return profile. The following tables present key market interest rates (obtained from Bloomberg L.P.).

	Year 2014		Year 2013		Year 2012
	Ending	Average	Ending	Average	Ending	Average
Federal funds target	0-0.25%	0-0.25%	0-0.25%	0-0.25%	0-0.25%	0-0.25%
Federal funds effective	0.06	0.09	0.07	0.11	0.09	0.14
3-month LIBOR	0.26	0.23	0.25	0.27	0.31	0.43
2-year LIBOR	0.90	0.62	0.49	0.44	0.39	0.50
10-year LIBOR	2.28	2.65	3.09	2.47	1.84	1.88
2-year U.S. Treasury	0.67	0.45	0.38	0.30	0.25	0.27
10-year U.S. Treasury	2.17	2.53	3.03	2.34	1.76	1.78
15-year mortgage current coupon (1)	2.10	2.34	2.68	2.21	1.71	1.64
30-year mortgage current coupon (1)	2.85	3.23	3.63	3.07	2.22	2.54

	Year 2014 by Quarter - Average
	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Federal funds target	0-0.25%	0-0.25%	0-0.25%	0-0.25%
Federal funds effective	0.07	0.09	0.09	0.10
3-month LIBOR	0.24	0.23	0.23	0.24
2-year LIBOR	0.49	0.54	0.71	0.75
10-year LIBOR	2.87	2.72	2.62	2.40
2-year U.S. Treasury	0.36	0.41	0.50	0.52
10-year U.S. Treasury	2.76	2.61	2.49	2.27
15-year mortgage current coupon (1)	2.51	2.35	2.34	2.16
30-year mortgage current coupon (1)	3.45	3.29	3.21	2.95

(1)	Simple average of current coupon rates of Fannie Mae and Freddie Mac par mortgage-backed security indications.

Short-term interest rates remained close to zero in 2014. The Federal Reserve maintained the overnight Federal funds target and effective rates between zero and 0.25 percent, with other short-term interest rates generally consistent with their historical relationships to Federal funds. The Federal Reserve has communicated that it currently anticipates continuing actions to hold short-term interest rates at or near zero until at least mid-2015. Intermediate-term rates (up to five years) were relatively stable, while longer-term rates declined approximately 80 basis points and resulted in an overall flattening of the yield curve.

The low interest rate environment remained favorable overall for our results of operations in 2014. The rate environment since 2008 has benefited our profitability (ROE) relative to interest rate levels, for several reasons:

▪	Reductions in, and low, market interest rates raise ROE compared to market rates to the extent we fund a portion of long-term assets with shorter-term debt.

▪
The low rate environment has provided the opportunity for us to retire many Consolidated Bonds and replace them with lower cost Obligations, at a pace exceeding mortgage asset paydowns, which have been slower than would be expected in more normal housing and mortgage environments.

▪
Earnings generated from funding assets with interest-free capital have not decreased as much as the reduction in overall interest rates because long-term assets do not reprice immediately to the lower rates.

Business Conditions and Outlook and Risk Management

This section summarizes the business outlook and what we believe are our current major risk exposures. Item 1A's “Risk Factors” has a detailed discussion of risk factors that could affect our corporate objectives, financial condition, and results of operations. "Quantitative and Qualitative Disclosures About Risk Management" provides details on current risk exposures.

Strategic/Business Risk
Advances. Our business is cyclical and Mission Asset Activity normally grows slowly, stabilizes, or declines in periods of difficult macro-economic conditions, when financial institutions have ample liquidity, or when there is significant growth in the money supply. In the last several years, measured economic growth has resulted in relatively slow growth in consumer, mortgage and commercial loans across the broad membership both in absolute terms and relative to deposit growth. Other important factors continuing to constrain widespread demand for Advances are the extremely low levels of interest rates resulting in favorable broad-based funding levels and the Federal Reserve's ongoing actions to provide an extraordinary amount of deposit-based liquidity to attempt to stimulate economic growth. We would expect to see a broad-based increase in Advance demand when the economy experiences a sustained improvement or if changes in Federal Reserve policy reduce other sources of liquidity available to our members.

The relative balance between loan and deposit growth provides an indication of potential member Advance demand. From September 30, 2013 to September 30, 2014 (the most recent period for which data are available), aggregate loan portfolios of Fifth District depository institutions grew $52.7 billion (4.3 percent) while their aggregate deposit balances rose $74.6 billion (3.6 percent). The data include the effect of large mergers and acquisitions only when they are available for both comparison dates. Most of the loan and deposit growth in this period occurred from our largest members, which is consistent with the concentration of financial activity. Excluding the five members with over $50 billion of assets and recent acquisitions, aggregate loans increased $12.0 billion (6.4 percent) in the 12-month period while aggregate deposits grew $4.7 billion (2.0 percent).

Members' faster loan growth than deposit growth could over time produce increased demand for Advances, although the impact in 2014 across the membership base was modest with most of the Advance growth coming from a few larger members.

MPP. Our current and ongoing strategy for the MPP has two components: 1) increase the number of regular sellers and participants in the program 2) and grow balances while maintaining them at a prudent level relative to capital to help manage market and credit risks consistent with our risk appetite.

Balances are influenced primarily by activity from large sellers and a Finance Agency regulation requiring that if purchases in a calendar year exceed $2.5 billion, we must enact additional housing goals. Given the uncertainty of the goal requirements and possible operational and economic impacts, we currently plan to limit our calendar year purchases to less than $2.5 billion until we receive further guidance from the Finance Agency and we confirm our ability to meet the goals.

Regulatory and Legislative Risk
General. The FHLBank System currently faces heightened legislative and regulatory risks and uncertainties, which we believe has affected, and could continue to affect, our Mission Asset Activity, capitalization, and results of operations. Item 1A.'s "Risk Factors" provides details of some of the primary current and recent regulatory and legislative initiatives that could affect our business. The legislative and regulatory actions related to our company have raised our operating costs and increased uncertainty regarding the business model under which the FHLBanks may operate in the future. This is due primarily to the uncertainty around potential future GSE reform, which shows no signs of resolution.

Membership Requirements. In September 2014, the Finance Agency published a notice of proposed rulemaking that would modify membership requirements. This is the primary current regulatory action in process that could significantly affect how we achieve our mission. The primary provisions of the proposed rule include the following:

▪
A new membership requirement for all members to hold, on an ongoing basis, at least one percent of their assets in first-lien mortgage loans (including mortgage-backed securities), with the option of the Finance Agency making the requirement two percent or up to five percent.

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

The comment period ended on January 12, 2015. Along with other FHLBanks, many members, and the U.S. Congress, we provided our comments on the proposed rule.

Market Risk
During 2014, as in 2013, the market risk exposure to changing interest rates was moderate overall and well within policy limits. We believe that profitability would not become uncompetitive unless long-term rates were to increase immediately and permanently by five percentage points or more combined with short-term rates increasing to at least eight percent. We believe such an extreme stress scenario, although plausible, is unlikely to occur in the foreseeable future. However, in anticipation of interest rates beginning to increase we adopted a strategy in late 2013, which we implemented in 2014, to lower market risk exposure to higher rates. Our market risk exposure to lower long-term interest rates, even up to two percentage points, would result in ROE still being well above market interest rates.

Capital Adequacy
We maintained compliance with regulatory capital requirements. Capital ratios at December 31, 2014 exceeded the regulatory required minimum of four percent. We believe that the amount of our retained earnings is sufficient to protect against impairment risk of capital stock and to provide the opportunity to stabilize dividends. Our Capital Plan has safeguards to prevent financial leverage from increasing beyond regulatory minimums or below safe levels. We believe members place a high value on their capital investment in our company.

Credit Risk
In 2014, we continued to experience minimal overall residual credit risk exposure from our Credit Services, making investments, and executing derivative transactions. We believe policies and procedures related to credit underwriting, Advance collateral management, and transactions with investment and derivative counterparties continue to fully mitigate these risks, and we continued to have no loan loss reserves or impairment recorded for these instruments.

Residual credit risk exposure in the mortgage loan portfolio remained modest. The allowance for credit losses in the MPP continued to decline and was $5 million at December 31, 2014.

As in prior years, we did not evaluate any investments to be other-than-temporarily impaired in 2014. We held no private-label mortgage-backed securities. All of our mortgage-backed securities were issued and guaranteed by Fannie Mae or Freddie Mac, which we believe have the backing of the U.S. government, or by the National Credit Union Administration (NCUA) or Ginnie Mae, which issue guaranteed securities. Liquidity investments are either guaranteed by the U.S. government, secured (i.e., collateralized), or unsecured with our exposure limited to investment in the debt securities of highly rated, investment-grade institutions with appropriate limits on dollar and maturity exposure to each institution. We mitigate most of the credit risk exposure resulting from interest rate swap transactions through collateralization.

Liquidity Risk
Our liquidity position remained strong during 2014, as did our overall ability to fund operations through the issuance of Consolidated Obligations at acceptable interest costs. There were minimal stresses on market access or liquidity from external market and political events. Although we can make no assurances, we expect this to continue to be the case and believe there is a remote possibility of a liquidity or funding crisis in the FHLBank System that could impair the FHLBank's ability to participate, on a cost-effective basis, in issuances of new debt, service outstanding debt, maintain adequate capitalization, or pay competitive dividends.

ANALYSIS OF FINANCIAL CONDITION

Mission Asset Activity

We regularly monitor the dollar and percentage amount of our balance sheet that is Mission Asset Activity, which we define as Advances, Letters of Credit, and total MPP. These are the primary means by which we fulfill our mission with direct connections to members. We measure Mission Asset Activity against Consolidated Obligations because the latter reflect the major source of our franchise value as a GSE. At December 31, 2014, the principal balance of Mission Asset Activity of $95.3 billion constituted 80 percent of adjusted Obligations (which equal Obligations plus Letters of Credit and Mandatory Delivery Contracts). The daily average percentage in 2014 was also 80 percent. These percentage levels were equal to our internal benchmark.

Credit Services

Credit Activity and Advance Composition
The tables below show trends in Advance balances by major programs and in the notional amount of Letters of Credit.

(Dollars in millions)	December 31, 2014		December 31, 2013
	Balance	Percent(1)	Balance	Percent(1)
Adjustable/Variable Rate Indexed:
LIBOR	$51,839	74%	$49,199	75%
Other	515	1	413	1
Total	52,354	75	49,612	76
Fixed-Rate:
REPO	5,201	7	4,143	7
Regular Fixed-Rate	7,398	11	5,751	9
Putable (2)	1,617	2	2,146	3
Convertible (2)	—	—	10	—
Amortizing/Mortgage Matched	2,734	4	2,593	4
Other	995	1	838	1
Total	17,945	25	15,481	24
Other Advances	—	—	—	—
Total Advances Principal	$70,299	100%	$65,093	100%

Letters of Credit (notional)	$17,780		$13,472

(Dollars in millions)	December 31, 2014		September 30, 2014		June 30, 2014		March 31, 2014
	Balance	Percent(1)	Balance	Percent(1)	Balance	Percent(1)	Balance	Percent(1)
Adjustable/Variable Rate Indexed:
LIBOR	$51,839	74%	$49,244	69%	$48,973	71%	$49,269	75%
Other	515	1	531	1	491	1	389	1
Total	52,354	75	49,775	70	49,464	72	49,658	76
Fixed-Rate:
REPO	5,201	7	8,993	12	7,817	11	4,465	7
Regular Fixed-Rate	7,398	11	7,004	10	6,507	9	5,903	9
Putable (2)	1,617	2	1,935	3	2,091	3	2,138	3
Convertible (2)	—	—	5	—	5	—	10	—
Amortizing/Mortgage Matched	2,734	4	2,702	4	2,627	4	2,618	4
Other	995	1	910	1	825	1	593	1
Total	17,945	25	21,549	30	19,872	28	15,727	24
Other Advances	—	—	1	—	—	—	—	—
Total Advances Principal	$70,299	100%	$71,325	100%	$69,336	100%	$65,385	100%

Letters of Credit (notional)	$17,780		$16,080		$15,563		$13,603

(1)	As a percentage of total Advances principal.

(2)	Excludes Putable/Convertible Advances where the related put/conversion options have expired. Such Advances are classified based on their current terms.

The growth in Advances was comprised primarily of fixed-rate, LIBOR based and short-term repurchase (REPO) Advances. Most of the Advance growth came from several larger members.

Members increased their available lines in the Letters of Credit program by $4.3 billion (32 percent) in 2014. As with Advances, most of the growth was from a few large members. We generally earn fees on Letters of Credit based on the actual notional amount of the Letters utilized, which normally is less than the available lines.

Advance Usage
In addition to analyzing Advance balances by dollar trends and the number of members utilizing them, we monitor the degree to which members use Advances to fund their balance sheets. The following table shows the unweighted, average ratio of each member's Advance balance to its most-recently available figures for total assets.

	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013
Average Advances-to-Assets for Members
Assets less than $1.0 billion (639 members)	3.24%	3.32%	3.24%	3.13%	3.27%
Assets over $1.0 billion (66 members)	3.75	3.77	3.42	3.17	3.33
All members	3.29	3.36	3.26	3.13	3.28

Overall Advance usage ratios were stable in 2014. Large members currently utilize Advances to fund a similar amount of their assets as smaller members.

The following table shows Advance usage of members by charter type.

(Dollars in millions)	December 31, 2014		December 31, 2013
	Par Value of Advances	Percent of Total Par Value of Advances	Par Value of Advances	Percent of Total Par Value of Advances
Commercial Banks	$59,119	84%	$54,909	84%
Thrifts and Savings Banks	4,067	6	3,106	5
Credit Unions	1,110	1	814	1
Insurance Companies	5,408	8	4,601	7
Community Development Financial Institutions	1	—	1	—
Total member Advances	69,705	99	63,431	97
Former member borrowings	594	1	1,662	3
Total par value of Advances	$70,299	100%	$65,093	100%

The following tables present principal balances for our top five Advance borrowers.

(Dollars in millions)
December 31, 2014			December 31, 2013
Name	Par Value of Advances	Percent of Total Par Value of Advances	Name	Par Value of Advances	Percent of Total Par Value of Advances
JPMorgan Chase Bank, N.A.	$41,300	59%	JPMorgan Chase Bank, N.A.	$41,700	64%
U.S. Bank, N.A.	8,338	12	U.S. Bank, N.A.	4,584	7
The Huntington National Bank	2,083	3	The Huntington National Bank	1,809	3
Nationwide Life Insurance Company	1,761	3	Western-Southern Life Assurance Co	1,342	2
Western-Southern Life Assurance Co	1,623	2	Protective Life Insurance Company	1,171	2
Total of Top 5	$55,105	79%	Total of Top 5	$50,606	78%

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

Mortgage Loans Held for Portfolio (Mortgage Purchase Program, or "MPP")

MPP balances continue to be driven primarily by activity from two large sellers and a Finance Agency regulation requiring that if purchases in a calendar year exceed $2.5 billion, we will be subject to Finance Agency established housing goals. Given the uncertainty of the housing goal requirements and possible operational and economic impacts, we continue to limit our calendar year purchases to less than $2.5 billion. The number of regular sellers remained at a high level in 2014 compared to historical trends.

The table below shows principal paydowns and purchases of loans in the MPP for each of the last two years.

(In millions)	2014	2013
Balance, beginning of year	$6,643	$7,366
Principal purchases	1,226	1,171
Principal paydowns	(1,073)	(1,894)
Balance, end of year	$6,796	$6,643

The small increase in principal loan balance in 2014 reflected purchase activity closely matching principal paydowns. Purchases resulted from sales by 95 participating financial institutions (PFIs) during the year, with the number of monthly sellers averaging 60. Almost all loans acquired in 2014 were conventional, with less than one percent of purchases comprised of Federal Housing Administration (FHA) loans.

In the fourth quarter of 2014, MPP activity increased. At the end of the year, MPP commitments outstanding totaled $451 million, compared to only $37 million at the end of 2013.

The following tables show the percentage of principal balances from PFIs supplying five percent or more of total principal and the percentage of principal balances from all other PFIs. Similar to Advances, MPP activity is concentrated amongst a few members.

(Dollars in millions)	December 31, 2014			December 31, 2013
	Principal	% of Total		Principal	% of Total
Union Savings Bank	$1,593	23%	Union Savings Bank	$1,433	22%
PNC Bank, N.A. (1)	1,074	16	PNC Bank, N.A. (1)	1,356	20
Guardian Savings Bank FSB	406	6	All others	3,854	58
All others	3,723	55	Total	$6,643	100%
Total	$6,796	100%
(1)Former member.

We closely track the refinancing incentives of our mortgage assets (including those in the MPP and mortgage-backed securities) because the option for homeowners to change their principal payments normally represents a large portion of our market risk exposure. MPP principal paydowns in all of 2014 equated to a 12 percent annual constant prepayment rate, down from the 21 percent rate for all of 2013. Refinancing incentives for many mortgage assets declined because although mortgage rates trended lower in 2014, they still remained above the low levels experienced in the first half of 2013.

The MPP's composition of balances by loan type, original final maturity, and weighted-average mortgage note rate did not change materially in 2014. The weighted average mortgage note rate fell from 4.53 percent at the end of 2013 to 4.36 percent at the end of 2014. This decline reflected a continuing trend of prepayments of higher rate mortgages and purchases of lower rate mortgages. MPP yields earned during 2014, relative to funding costs, continued to offer favorable returns relative to their market risk exposure.

Housing and Community Investment

In 2014, we accrued $28 million of earnings for the Affordable Housing Program, which will be awarded to members in 2015. This amount represents a $2 million (seven percent) decrease from 2013, due to 2014's lower earnings.

Including funds available in 2014 from previous years, we had $28 million available for the competitive Affordable Housing Program in 2014, which we awarded to 78 projects through a single competitive offering. In addition, we awarded $12 million to 173 members on behalf of more than 2,381 homebuyers through the Welcome Home Program, which assists homebuyers with down payments and closing costs. In total, just over one-quarter of members received approval for funding under the total Affordable Housing Program.
Additionally, in 2014 our Board authorized $1 million to renew the Carol M. Peterson Housing Fund (CMP Fund) and continued its commitment to the $5 million Disaster Reconstruction Program. Both are voluntary programs beyond the 10 percent of earnings that we are required by law to set aside for the Affordable Housing Program.

Our activities to support affordable housing and economic development also include offering Advances through the Affordable Housing Program, Community Investment Program and Economic Development Program with below-market interest rates at or near zero profit for us. At the end of 2014, Advance balances under these programs totaled $460 million. AHP Advance balances have declined in recent years, reflecting our preference to distribute AHP subsidy in the form of grants.

Investments

The table below presents the ending and average balances of the investment portfolio.

(In millions)	2014		2013
	Ending Balance	Average Balance	Ending Balance	Average Balance
Liquidity investments	$11,319	$11,856	$6,303	$10,389
Mortgage-backed securities	14,688	15,594	16,061	14,320
Other investments (1)	—	98	—	161
Total investments	$26,007	$27,548	$22,364	$24,870

(1)
The average balance includes the rights or obligations to cash collateral, which are included in the fair value of derivative assets or derivative liabilities on the Statements of Condition at period end.

We continued to maintain a sufficient amount of asset liquidity. Liquidity investment levels can vary significantly based on liquidity needs, the availability of acceptable net spreads, the number of eligible counterparties that meet our unsecured credit risk criteria, and changes in the amount of Mission Assets. It is normal for liquidity investments to vary several billion dollars on a daily basis. Ending balances were noticeably higher at year-end 2014 compared to year-end 2013, which was primarily due to our decision to hold a larger portion of funds in deposits at the Federal Reserve at year-end 2013 resulting from the lack of suitable counterparties at the time.

Our overarching strategy for mortgage-backed securities is to keep holdings as close as possible to the regulatory maximum of three times regulatory capital, subject to the availability of securities that we believe provide acceptable risk/return tradeoffs. The balance of mortgage-backed securities at December 31, 2014 represented a 2.93 multiple of regulatory capital and consisted of $12.6 billion of securities issued by Fannie Mae or Freddie Mac (of which $1.5 billion were floating-rate securities), $1.1 billion of floating-rate securities issued by the NCUA, and $1.0 billion of securities issued by Ginnie Mae. We held no private-label mortgage-backed securities.

Total outstanding mortgage-backed securities balances were modestly lower at year-end 2014 relative to 2013 due to the repurchase of excess stock that occurred in early 2014, which limited our authority to purchase mortgage-backed securities until the regulatory multiple fell below three.

The table below shows principal purchases and paydowns of our mortgage-backed securities for each of the last two years.

(In millions)	Mortgage-backed Securities Principal
	2014	2013
Balance, beginning of year	$16,087	$12,757
Principal purchases	722	6,017
Principal paydowns	(2,094)	(2,687)
Balance, end of year	$14,715	$16,087

Principal paydowns in 2014 equated to a 13 percent annual constant prepayment rate, down from the 17 percent rate in 2013.

Only two percent of total pass-through mortgage-backed securities had 30-year fixed-rate mortgages as collateral. Because approximately 75 percent of MPP loans have 30-year original terms, purchasing pass-throughs with shorter than 30-year original terms is one way we diversify mortgage assets to help manage market risk exposure.

Consolidated Obligations

The table below presents the ending and average balances of our participations in Consolidated Obligations.

(In millions)	2014		2013
	Ending Balance	Average Balance	Ending Balance	Average Balance
Discount Notes:
Par	$41,238	$35,996	$38,217	$34,581
Discount	(6)	(4)	(7)	(7)
Total Discount Notes	41,232	35,992	38,210	34,574
Bonds:
Unswapped fixed-rate	26,124	25,513	24,222	23,037
Unswapped adjustable-rate	27,610	29,355	28,650	24,319
Swapped fixed-rate	5,390	3,697	5,155	4,628
Total par Bonds	59,124	58,565	58,027	51,984
Other items (1)	93	116	136	125
Total Bonds	59,217	58,681	58,163	52,109
Total Consolidated Obligations (2)	$100,449	$94,673	$96,373	$86,683

(1)	Includes unamortized premiums/discounts, fair value option valuation adjustments, hedging and other basis adjustments.

(2)
The 12 FHLBanks have joint and several liability for the par amount of all of the Consolidated Obligations issued on their behalves. The par amount of the outstanding Consolidated Obligations of all 12 FHLBanks was (in millions) $847,175 and $766,837 at December 31, 2014 and 2013, respectively.

The composition of Consolidated Obligations remained relatively stable in 2014 compared to 2013, but can vary with balance sheet needs as well as the market and funding environment. The growth in total Consolidated Obligations in 2014 related mostly to the increase in Advance balances.

In 2014, interest costs of Consolidated Obligations relative to market indices (U.S. Treasuries and LIBOR) were comparable to recent years' historical differences.

The following table shows the allocation on December 31, 2014 of unswapped fixed-rate Bonds according to their final remaining maturity and next call date (for callable Bonds). We believe that the allocations of Bonds among these classifications provide effective mitigation of market risk exposure to both higher and lower interest rates.

(In millions)	Year of Maturity				Year of Next Call
	Callable	Noncallable	Amortizing	Total	Callable
Due in 1 year or less	$—	$3,637	$24	$3,661	$6,277
Due after 1 year through 2 years	390	3,093	2	3,485	405
Due after 2 years through 3 years	1,052	3,042	—	4,094	50
Due after 3 years through 4 years	1,485	2,685	—	4,170	—
Due after 4 years through 5 years	535	1,992	—	2,527	—
Thereafter	3,270	4,917	—	8,187	—
Total	$6,732	$19,366	$26	$26,124	$6,732

Deposits

Members' deposits with us are normally a relatively minor source of low-cost funding. Total interest bearing deposits at December 31, 2014 were $0.7 billion, a decrease of 19 percent from year-end 2013. The average balance of total interest bearing deposits in 2014 was $0.8 billion, a decrease of 21 percent from the average balance during 2013.

Derivatives Hedging Activity and Liquidity

Our use of and accounting for derivatives is discussed in the "Effect of the Use of Derivatives on Net Interest Income" section in "Results of Operations." Liquidity is discussed in the "Liquidity Risk" section in “Quantitative and Qualitative Disclosures About Risk Management.” We did not change our strategy of using derivatives solely to manage market risk exposure in 2014.

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

We have always complied with our regulatory capital requirements. The following tables present capital amounts and capital-to-assets ratios, on both a GAAP and regulatory basis.

	Year Ended December 31,
(In millions)	2014		2013
	Period End	Average	Period End	Average
GAAP and Regulatory Capital
GAAP Capital Stock	$4,267	$4,298	$4,698	$4,534
Mandatorily Redeemable Capital Stock	63	105	116	139
Regulatory Capital Stock	4,330	4,403	4,814	4,673
Retained Earnings	689	666	621	598
Regulatory Capital	$5,019	$5,069	$5,435	$5,271

	2014		2013
	Period End	Average	Period End	Average
GAAP and Regulatory Capital-to-Assets Ratio
GAAP	4.63%	4.90%	5.15%	5.47%
Regulatory	4.71	5.01	5.27	5.63

Both GAAP and regulatory capital-to-assets ratios remained above the regulatory required minimum of four percent. We consider the regulatory ratio to be a better representation of financial leverage than the GAAP ratio because, although the GAAP ratio treats mandatorily redeemable capital stock as a liability, it protects investors in our debt in the same way that GAAP capital stock and retained earnings do. The regulatory capital-to-assets ratio of 4.71 percent at the end of 2014 means that, given the amount of regulatory capital, total assets could increase by approximately $19 billion with no new stock purchases before the capital-to-assets ratio would fall to four percent. This amount of growth in assets is unlikely to occur and, if it did, our Capital Plan would require us to obtain additional amounts of capital well before the four percent policy limit on capitalization would be reached.

The following table presents the sources of change in regulatory capital stock balances in 2014 and 2013.

(In millions)	2014	2013
Regulatory stock balance at beginning of year	$4,814	$4,221
Stock purchases:
Membership stock	11	16
Activity stock	73	705
Stock repurchases/redemptions:
Redemption of member excess	(1)	(3)
Repurchase of member excess	(498)	—
Withdrawals	(69)	(125)
Regulatory stock balance at the end of the year	$4,330	$4,814

In 2014, the amount of capital decreased principally due to the redemption and repurchase of excess capital stock in February. The table below shows the amount of excess capital stock.

(In millions)	December 31, 2014	December 31, 2013
Excess capital stock (Capital Plan definition)	$504	$1,229
Cooperative utilization of capital stock	$441	$404
Mission Asset Activity capitalized with cooperative capital stock	$11,020	$10,100

Excess capital stock provides a base of capital to manage financial leverage at prudent levels, augment loss protections for bondholders, and capitalize a portion of growth in Mission Assets. The amount of excess capital stock, as defined by our Capital Plan, was $504 million at December 31, 2014, a decrease of $725 million from year-end 2013, primarily due to the stock repurchase noted above and, secondarily, our growth in Advances.

Membership and Stockholders

In 2014, we added two new member stockholders and lost 24 members, ending the year at 705. The 24 lost members included 21 that merged with other Fifth District members, two that merged out of the District, and one that failed and was taken into Federal Deposit Insurance Corporation receivership. The impact on our earnings and Mission Asset Activity from the members lost was negligible. We will continue to recruit the remaining institutions eligible for membership in order to maintain and expand our customer base.

In 2014, there were no material changes in the allocation of membership by state, charter type, or asset size. At the end of 2014, the composition of membership by state was Ohio with 307, Kentucky with 208, and Tennessee with 190.

The following table provides the number of member stockholders by charter type.

	December 31,
	2014	2013
Commercial Banks	442	457
Thrifts and Savings Banks	101	109
Credit Unions	120	120
Insurance Companies	38	37
Community Development Financial Institutions	4	4
Total	705	727

The following table provides the ownership of capital stock by charter type.

(In millions)	December 31,
	2014	2013
Commercial Banks	$3,441	$3,878
Thrifts and Savings Banks	376	399
Credit Unions	121	120
Insurance Companies	328	301
Community Development Financial Institutions	1	—
Total GAAP Capital Stock	4,267	4,698
Mandatorily Redeemable Capital Stock	63	116
Total Regulatory Capital Stock	$4,330	$4,814

Credit union members hold relatively less stock than their membership proportion because they tend to be smaller than the average member and borrow less. Insurance company members hold relatively more stock than their membership proportion because they tend to be larger than the average member and borrow more.

The following table provides a summary of member stockholders by asset size.

	December 31,
Member Asset Size (1)	2014	2013
Up to $100 million	182	196
> $100 up to $500 million	381	394
> $500 million up to $1 billion	76	73
> $1 billion	66	64
Total Member Stockholders	705	727

(1)	The December 31 membership composition reflects members' assets as of September 30 (the most-recently available figures for total assets).

Most members are smaller community financial institutions, with 80 percent having assets up to $500 million. As noted elsewhere, having larger members is important to help achieve our mission objectives, including providing valuable products and services to all members.

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

(Dollars in millions)	2014		2013		2012
	Amount	ROE (1)	Amount	ROE (1)	Amount	ROE (1)
Net interest income	$317	6.40%	$328	6.40%	$308	8.14%
(Reversal) provision for credit losses	—	(0.01)	(7)	(0.15)	1	0.04
Net interest income after (reversal) provision for credit losses	317	6.41	335	6.55	307	8.10
Net gains on derivatives and hedging activities	7	0.13	8	0.16	9	0.23
Other non-interest income	16	0.32	12	0.23	4	0.12
Total non-interest income	23	0.45	20	0.39	13	0.35
Total revenue	340	6.86	355	6.94	320	8.45
Total non-interest expense	68	1.38	64	1.26	58	1.53
Assessments	28	0.55	30	0.58	27	0.72
Net income	$244	4.93%	$261	5.10%	$235	6.20%

(1)	The ROE amounts have been computed using dollars in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) in this table may produce nominally different results.

Net income declined $17 million (six percent) in 2014 over 2013. ROE declined less (three percent) due to our repurchase of excess stock in February 2014. Profitability remained competitive as ROE continued to significantly exceed our benchmarks relative to short-term interest rates. Details on the individual factors contributing to the decrease in profitability are in the sections below.
Net Interest Income
The largest component of net income is net interest income. Our principal goals in managing net interest income are to balance trade-offs between maintaining a moderate market risk profile, and ensuring profitability remains competitive. Effective risk/return management requires us to focus principally on the relationships among assets and liabilities that affect net interest income, rather than individual balance sheet and income statement accounts in isolation.

Our ROE normally is lower than that of many other financial institutions because of the cooperative wholesale business model that results in narrow spreads to funding costs on our primary assets (Advances), the moderate overall risk profile, and the objective to have positive correlation of dividends to short-term interest rates.

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

(Dollars in millions)	2014		2013		2012
	Amount	Pct of Earning Assets	Amount	Pct of Earning Assets	Amount	Pct of Earning Assets
Components of net interest rate spread:
Net (amortization)/accretion (1) (2)	$(11)	(0.01)%	$(1)	—%	$(49)	(0.07)%
Prepayment fees on Advances, net (2)	4	—	2	—	20	0.03
Other components of net interest rate spread	291	0.29	290	0.31	293	0.44
Total net interest rate spread	284	0.28	291	0.31	264	0.40
Earnings from funding assets with interest-free capital	33	0.03	37	0.04	44	0.06
Total net interest income/net interest margin (3)	$317	0.31%	$328	0.35%	$308	0.46%

(1)	Includes (amortization)/accretion of premiums/discounts on mortgage assets and Consolidated Obligations and deferred transaction costs (concession fees) for Consolidated Obligations.

(2)	These components of net interest rate spread have been segregated here to display their relative impact.

(3)	Net interest margin is net interest income before (reversal)/provision for credit losses as a percentage of average total interest earning assets.

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

While net amortization has been large and volatile in several periods over the last five years, it was moderate in 2014 and 2013. Net amortization was higher in 2014 compared to 2013 due primarily to the lower than normal amortization in 2013, which had resulted from a decline in actual and projected prepayment speeds in response to higher mortgage rates. Net amortization in 2014 was at a relatively normal level reflecting less fluctuation in mortgage rates.

Prepayment Fees on Advances. Fees for members' early repayment of certain Advances are designed to make us economically indifferent to whether members hold Advances to maturity or repay them before maturity. Although Advance prepayment fees can be and have been significant in the past, they were small in 2014 and 2013, reflecting a low amount of member prepayments of Advances.

Other Components of Net Interest Rate Spread. Excluding net amortization and prepayment fees, the total other components of net interest rate spread increased only $1 million in 2014 compared to 2013. However, there were several factors that on a net basis offset one another. The following factors are presented in estimated approximate order of impact from largest to smallest.

2014 Versus 2013

▪
Asset-liability management-Unfavorable: Management strategies and actions related to reducing our market risk exposure, along with changes in the market rate environment, lowered earnings on a net basis of $29 million for the following reasons:

1)
Net interest income decreased $18 million due to a decline in mortgage asset spreads resulting from management actions to reduce market risk exposure by extending debt maturities and from continued run-off of higher yielding mortgages.

2)
Net interest income declined $11 million primarily because of changes in market spreads on Discount Notes funding LIBOR Advances. Secondarily, we extended maturities of Discount Notes in order to reduce the burden of replacing Discount Notes as frequently.

▪	Advance growth-Favorable: The $5.1 billion growth in average Advance balances at higher spreads improved net interest income by an estimated $26 million.

▪
Higher balances on mortgage-backed securities-Favorable: The average balance of the mortgage-backed security portfolio increased $1.3 billion compared to 2013's average, which increased net interest income by an estimated $5 million.

2013 Versus 2012

▪
Advance growth-Favorable: The $28.8 billion growth in average Advance balances and new capital stock purchased to support the growth improved net interest income by an estimated $77 million. Leveraging the additional capital with mortgage-backed securities contributed to the increase in net interest income.

▪
Asset-liability management-Unfavorable: Management strategies and actions, along with changes in the market rate environment, related to reducing our market risk exposure lowered earnings on a net basis, for the following reasons:

1)	We carried a lower amount of short-term debt funding fixed-rate mortgages in 2013, which resulted in a year-over-year $19 million decrease in net interest income.

2)
We use short-term Discount Notes to fund a substantial amount of LIBOR-indexed assets. The average market spread between LIBOR and Discount Notes narrowed in 2013, lowering net interest income by an estimated $15 million.

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

▪
Lower balances and narrower spreads on the short-term investment portfolio-Unfavorable: Average balances for short-term investments decreased $3.5 billion, while asset spreads tightened due to management actions to enhance liquidity. We estimate the earnings reduction from these changes in the short-term investment portfolio was approximately $8 million.

▪	Lower interest expense on Mandatorily Redeemable Stock-Favorable: Interest expense on this liability fell $7 million due primarily to a lower average balance.

▪	Additional factors-Favorable: Other factors included changes in Advance spreads and mortgage-backed security balances that were not caused by Advance growth.

Earnings From Capital. The earnings from funding assets with interest-free capital declined in 2014, as in the prior several years, due to the continued low interest rate environment.

Average Balance Sheet and Rates
The following table provides average rates and average balances for major balance sheet accounts, which determine the changes in the net interest rate spread. All data include the impact of interest rate swaps, which we allocate to each asset and liability category according to their designated hedging relationship. The changes in the net interest rate spread and net interest margin in 2014 versus 2013 and in 2013 versus 2012 occurred mostly from the net impact of the factors discussed above in “Components of Net Interest Income.”

(Dollars in millions)	2014			2013			2012
	Average Balance	Interest	Average Rate (1)	Average Balance	Interest	Average Rate (1)	Average Balance	Interest	Average Rate (1)
Assets
Advances	$66,642	$318	0.48%	$61,574	$308	0.50%	$32,781	$261	0.80%
Mortgage loans held for portfolio (2)	6,804	237	3.48	7,065	269	3.80	7,981	313	3.92
Federal funds sold and securities purchased under resale agreements	9,673	7	0.07	9,110	8	0.09	8,004	11	0.14
Interest-bearing deposits in banks (3) (4) (5)	2,244	3	0.15	1,414	2	0.14	1,955	3	0.17
Mortgage-backed securities	15,594	343	2.20	14,320	313	2.19	11,375	293	2.58
Other investments (4)	37	—	0.08	26	—	0.12	4,392	40	0.90
Loans to other FHLBanks	—	—	—	4	—	0.13	3	—	0.12
Total earning assets	100,994	908	0.90	93,513	900	0.96	66,491	921	1.39
Less: allowance for credit losses on mortgage loans	6			12			20
Other assets	169			190			231
Total assets	$101,157			$93,691			$66,702
Liabilities and Capital
Term deposits	$93	—	0.19	$120	—	0.17	$114	—	0.22
Other interest bearing deposits (5)	753	—	0.01	955	—	0.01	1,050	—	0.01
Short-term borrowings	35,992	28	0.08	34,574	37	0.11	29,499	31	0.10
Unswapped fixed-rate Bonds	25,605	519	2.03	23,117	488	2.11	18,738	544	2.90
Unswapped adjustable-rate Bonds	29,355	33	0.11	24,319	35	0.14	3,086	7	0.23
Swapped Bonds	3,721	7	0.20	4,673	7	0.15	9,267	19	0.21
Mandatorily redeemable capital stock	105	4	4.01	139	5	3.95	252	12	4.64
Other borrowings	—	—	—	4	—	0.12	1	—	0.29
Total interest-bearing liabilities	95,624	591	0.62	87,901	572	0.65	62,007	613	0.99
Non-interest bearing deposits	4			18			18
Other liabilities	573			651			888
Total capital	4,956			5,121			3,789
Total liabilities and capital	$101,157			$93,691			$66,702

Net interest rate spread			0.28%			0.31%			0.40%
Net interest income and net interest margin (6)		$317	0.31%		$328	0.35%		$308	0.46%
Average interest-earning assets to interest-bearing liabilities			105.62%			106.38%			107.23%

(1)	Amounts used to calculate average rates are based on dollars in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

(2)	Non-accrual loans are included in average balances used to determine average rate.

(3)	Includes certificates of deposit and bank notes that are classified as available-for-sale securities.

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

2014 Versus 2013. The net interest spread and net interest margin decreased due to an increase in Advances balances and, secondarily, to the net effect of the other earnings factors discussed in the previous section. Although the Advance growth increased net interest income because of a larger asset base, the growth lowered the spread and margin because Advances tend to have narrower spreads to funding costs compared to mortgage assets.

The decline in the average rate on total earning assets and total interest-bearing liabilities resulted from the continued low rate environment and an increase in the balance sheet composition of instruments (due to the Advance growth) that tend to carry lower interest rates. The low rate environment particularly resulted in a decline in the average rate of long-term assets (such as certain Advances and mortgage loans held for portfolio) and long-term liabilities (unswapped fixed-rate Bonds). This is because a substantial portion of the principal paid down on these assets and liabilities, which had higher rates, was replaced with new assets and liabilities at lower rates.

Rates on short-term assets (Federal funds sold and securities sold under resale agreements) and liabilities (short-term borrowings and unswapped adjustable-rate Bonds) decreased slightly in 2014 as the low-rate rate environment continued.

2013 Versus 2012. The decline in net interest spread and net interest margin and in the average rate on total earning assets and total interest-bearing liabilities resulted from the same factors listed above in the 2014 versus 2013 comparison. The average rate on other investments decreased in 2013 since most of the instruments in this portfolio in 2012 were trading securities with above-market coupons purchased at premiums, with corresponding market value adjustments reflected in non-interest income as losses to the securities' fair values. All of these investments matured in late 2012.

Volume/Rate Analysis
Changes in both average balances (volume) and interest rates influence changes in net interest income. The following table summarizes these changes and trends in interest income and interest expense.

(In millions)	2014 over 2013			2013 over 2012
	Volume (1)(3)	Rate (2)(3)	Total	Volume (1)(3)	Rate (2)(3)	Total
Increase (decrease) in interest income
Advances	$25	$(15)	$10	$169	$(122)	$47
Mortgage loans held for portfolio	(10)	(22)	(32)	(35)	(9)	(44)
Federal funds sold and securities purchased under resale agreements	1	(2)	(1)	1	(4)	(3)
Interest-bearing deposits in banks	1	—	1	(1)	—	(1)
Mortgage-backed securities	28	2	30	69	(49)	20
Other investments	—	—	—	(21)	(19)	(40)
Loans to other FHLBanks	—	—	—	—	—	—
Total	45	(37)	8	182	(203)	(21)
Increase (decrease) in interest expense
Term deposits	—	—	—	—	—	—
Other interest-bearing deposits	—	—	—	—	—	—
Short-term borrowings	1	(10)	(9)	5	1	6
Unswapped fixed-rate Bonds	51	(20)	31	111	(167)	(56)
Unswapped adjustable-rate Bonds	7	(9)	(2)	32	(4)	28
Swapped Bonds	(2)	2	—	(8)	(4)	(12)
Mandatorily redeemable capital stock	(1)	—	(1)	(5)	(2)	(7)
Other borrowings	—	—	—	—	—	—
Total	56	(37)	19	135	(176)	(41)
Increase (decrease) in net interest income	$(11)	$—	$(11)	$47	$(27)	$20

(1)	Volume changes are calculated as the change in volume multiplied by the prior year rate.

(2)	Rate changes are calculated as the change in rate multiplied by the prior year average balance.

(3)
Changes that are not identifiable as either volume-related or rate-related, but rather are equally attributable to both volume and rate changes, have been allocated to the volume and rate categories based upon the proportion of the absolute value of the volume and rate changes.

Effect of the Use of Derivatives on Net Interest Income
The following table shows the effect of using derivatives on net interest income. The effect on earnings from the non-interest components of derivatives related to market value adjustments is provided in the next section “Non-Interest Income and Non-Interest Expense.”

(In millions)	2014	2013	2012
Advances:
Amortization/accretion of hedging activities in net interest income	$(3)	$(3)	$(4)
Net interest settlements included in net interest income	(91)	(107)	(245)
Mortgage loans:
Amortization of derivative fair value adjustments in net interest income	(4)	(2)	(3)
Consolidated Obligation Bonds:
Net interest settlements included in net interest income	18	27	37
Decrease to net interest income	$(80)	$(85)	$(215)

Most of our derivatives synthetically convert the intermediate- and long-term fixed interest rates on certain Advances and Bonds to adjustable-coupon rates tied to short-term LIBOR (mostly one- and three-month repricing resets). These adjustable-rate coupons normally carry lower interest rates than the fixed rates. The use of derivatives lowered net interest income in each period primarily because the Advances that were swapped to short-term LIBOR had higher fixed interest rates than the Bonds that were swapped to short-term LIBOR. This reduction in earnings was acceptable because it enabled us, as we designed, to significantly lower market risk exposure by creating a much closer match of actual cash flows between assets and liabilities than would occur otherwise. The reduction in earnings was significantly smaller in 2014 and 2013 compared to 2012 primarily due to a decrease in the notional amount of swaps outstanding.

Provision for Credit Losses

In 2014, delinquency trends in the MPP continued to decrease while home prices were relatively steady, resulting in a $0.5 million reversal for estimated incurred credit losses. In 2013, we recorded a $7.5 million reversal for estimated incurred credit losses in the MPP driven by higher home prices combined with improved delinquency trends in that year. Further information is in the "Credit Risk - MPP" section in "Quantitative and Qualitative Disclosures About Risk Management" and Note 10 of the Notes to Financial Statements.

Non-Interest Income and Non-Interest Expense

The following table presents non-interest income and non-interest expense for each of the last three years.

(Dollars in millions)	2014	2013	2012
Non-interest income
Net gains on held-to-maturity securities	$—	$—	$29
Net gains on derivatives and hedging activities	7	8	9
Other non-interest income (loss), net	16	12	(25)
Total non-interest income	$23	$20	$13
Non-interest expense
Compensation and benefits	$37	$34	$31
Other operating expense	17	17	14
Finance Agency	7	5	6
Office of Finance	4	5	3
Other	3	3	4
Total non-interest expense	$68	$64	$58
Average total assets	$101,157	$93,691	$66,702
Average regulatory capital	5,069	5,271	4,050
Total other expense to average total assets (1)	0.07%	0.07%	0.09%
Total other expense to average regulatory capital (1)	1.35	1.22	1.43

(1)	Amounts used to calculate percentages are based on dollars in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

Non-interest income increased in 2014 compared to 2013 primarily from higher fees received on Letters of Credit because notional balances of Letters increased.

The net gains on held-to-maturity securities in 2012 occurred from the sales of mortgage-backed securities. Each of the securities sold had less than 15 percent of the original acquired principal remaining and were sold under our periodic clean-up process.

The other non-interest loss in 2012 was due primarily to losses recorded on trading securities that were no longer held in 2013 or 2014. The losses on the trading securities occurred because these securities had above-market coupon rates and, therefore, were purchased at prices above par. The related premiums paid are recognized as mark-to-market losses as their fair values approach par at maturity.

Effect of Derivatives and Hedging Activities

(In millions)	2014	2013	2012
Net gains on derivatives and hedging activities
Advances:
Gains on fair value hedges	$5	$10	$7
Gains (losses) on derivatives not receiving hedge accounting	—	5	(5)
Mortgage loans:
(Losses) gains on derivatives not receiving hedge accounting	—	(11)	1
Consolidated Obligation Bonds:
Gains on fair value hedges	—	1	—
Gains on derivatives not receiving hedge accounting	2	3	6
Total net gains on derivatives and hedging activities	7	8	9
Net gains on financial instruments held at fair value (1)	2	—	2
Total net effect of derivatives and hedging activities	$9	$8	$11

(1)	Includes only those gains or losses on financial instruments held at fair value that have an economic derivative "assigned."

The amounts of income volatility in overall derivatives and hedging activities were modest compared to the notional principal amounts, well within the range of normal historical fluctuation, and consistent with the close hedging relationships of our derivative transactions.

Analysis of Quarterly ROE

The following table summarizes the components of 2014's quarterly ROE and provides quarterly ROE for 2013 and 2012.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Components of 2014 ROE:
Net interest income:
Other net interest income	6.13%	6.54%	6.65%	6.84%	6.54%
Net (amortization)/accretion	(0.13)	(0.28)	0.07	(0.52)	(0.21)
Prepayment fees	0.08	0.09	0.03	0.09	0.07
Total net interest income	6.08	6.35	6.75	6.41	6.40
(Reversal) Provision for credit losses	—	(0.07)	—	0.03	(0.01)
Net interest income after (reversal) provision for credit losses	6.08	6.42	6.75	6.38	6.41
Net (losses) gains on derivatives and hedging activities	(0.09)	0.28	0.01	0.35	0.13
Other non-interest income	0.38	0.25	0.30	0.36	0.32
Total non-interest income	0.29	0.53	0.31	0.71	0.45
Total revenue	6.37	6.95	7.06	7.09	6.86
Total non-interest expense	1.35	1.38	1.42	1.37	1.38
Assessments	0.51	0.57	0.57	0.58	0.55
2014 ROE	4.51%	5.00%	5.07%	5.14%	4.93%

2013 ROE	5.49%	4.80%	5.37%	4.78%	5.10%

2012 ROE	6.50%	6.03%	6.05%	6.22%	6.20%

ROE in the first quarter of 2014 was lower than the last three quarters because the second quarter and beyond reflect the full impact of the repurchase of excess stock in February. The upward trend in other net interest income throughout 2014 is attributable to a moderately increasing amount of short-funding.

The moderate volatility in quarterly ROEs in 2013 was due primarily to changes in asset-liability management strategies, the timing of Advance growth, reversal of credit losses, and net gains on derivatives and hedging activities.

Quarterly ROEs in 2012 were at levels above six percent primarily due to management's asset-liability and market risk strategies (which includes calling and replacing bonds at substantially lower rates in excess of high-yielding mortgage paydowns and maintaining a higher amount of short-funding), higher Advance prepayment fees, lower net amortization, and the reduction in provision for credit losses.

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

(Dollars in millions)	Traditional Member Finance	MPP	Total
2014
Net interest income after reversal for credit losses	$238	$79	$317
Net income	$181	$63	$244
Average assets	$94,333	$6,824	$101,157
Assumed average capital allocation	$4,622	$334	$4,956
Return on average assets (1)	0.19%	0.93%	0.24%
Return on average equity (1)	3.91%	18.96%	4.93%

2013
Net interest income after reversal for credit losses	$229	$106	$335
Net income	$184	$77	$261
Average assets	$86,609	$7,082	$93,691
Assumed average capital allocation	$4,733	$388	$5,121
Return on average assets (1)	0.21%	1.09%	0.28%
Return on average equity (1)	3.88%	20.00%	5.10%

2012
Net interest income after provision for credit losses	$210	$97	$307
Net income	$154	$81	$235
Average assets	$58,708	$7,994	$66,702
Assumed average capital allocation	$3,335	$454	$3,789
Return on average assets (1)	0.26%	1.01%	0.35%
Return on average equity (1)	4.62%	17.76%	6.20%

(1)	Amounts used to calculate returns are based on numbers in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

Traditional Member Finance Segment
The increase in net interest income in 2014 compared to 2013 was due primarily to Advance growth, an increase in mortgage-backed securities leverage, and a decrease in net amortization expense of mortgage-backed securities. However, net income decreased as these factors were more than offset by a decrease in unrealized net gains on derivatives and hedging activities. Despite the decrease in net income, ROE increased slightly in 2014 primarily due to a lower amount of capital.

The increase in net income from 2012 to 2013 was due primarily to Advance growth and lower net amortization for mortgage-backed securities. These favorable factors were partially offset by net gains on securities sales recognized in 2012 that did not reoccur in 2013, decreased short-funding, and narrower spreads between LIBOR and Discount Notes.

ROE decreased in 2013 compared to 2012 even though net income increased because the total increase in net income was insufficient to offset the increase in average total capital to support Advance growth. The growth in capital diluted ROE because earnings were spread over a larger capital base.

MPP Segment
Compared to the Traditional Member Finance segment, the MPP segment can exhibit more earnings volatility relative to short-term interest rates and more credit risk exposure. However, the MPP segment also provides the opportunity for enhancing risk-adjusted returns, which normally augments earnings. Although mortgage assets are the largest source of our market risk, we believe that we have historically managed this risk prudently and consistently with our risk appetite and corporate objectives. We also believe that these assets do not excessively elevate the balance sheet's overall market risk exposure.

The MPP continued to earn a substantial level of profitability compared to market interest rates, with a moderate amount of market risk and credit risk. In 2014, the MPP averaged seven percent of total average assets while accounting for 26 percent of earnings.

Net interest income decreased 25 percent in 2014 compared to 2013 as a result of higher net amortization expense, smaller reversals of MPP credit losses, management actions to extend debt maturities, run-off of higher yielding MPP loans, and lower average MPP balances. Net income decreased by a smaller amount (18 percent) because the factors above were partially offset by a small gain in 2014 compared to losses in 2013 on derivatives and hedging activities.

Net amortization of MPP assets was $13 million higher in 2014 due to a lower than normal amount of amortization in 2013 as a result of increases in mortgage rates.

ROE decreased only modestly in 2014 compared to 2013 because the net income decrease was partially offset by a lower amount of capital allocated reflecting the repurchase of excess stock.

Net income for 2013 decreased $4 million compared to 2012 as a result of lower MPP balances and a decrease in the amount of short-funding. These factors were mostly offset by lower net amortization as well as reversals for credit losses.

Despite the reduction in net income, ROE increased in 2013 as a result of a lower amount of capital allocated due to lower MPP balances and Advance growth, which resulted in more capital being allocated to the Traditional Member Finance segment.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT RISK MANAGEMENT

Overview

We face various risks that could affect the ability to achieve our mission and corporate objectives. We generally categorize risks into: 1) business/strategic risk, 2) regulatory/legislative risk, 3) market risk (also referred to as interest rate or prepayment risk), 4) credit risk, 5) capital adequacy (capital risk), 6) funding/liquidity risk, 7) accounting risk, and 8) operational risk. Our Board of Directors establishes objectives regarding risk philosophy, risk appetite, risk tolerances, and financial performance expectations. Market, credit, capital, liquidity, and operational risks are discussed below. Other risks are discussed throughout this filing.

We strive to maintain a risk profile that ensures we operate safely and soundly, to promote prudent growth in Mission Asset Activity, to consistently generate competitive earnings, and to protect the par value of members' capital stock investment. We believe our business is financially sound and adequately capitalized on a risk-adjusted basis.

We practice this conservative risk philosophy in many ways:

▪	We operate with moderate market risk and limited residual credit risk, liquidity risk, operational risk, and capital impairment risk.

▪	We have a priority to ensure competitive and relatively stable profitability.

▪	We make conservative investment choices in terms of the types of investments we purchase and counterparties with which we engage.

▪	We use derivatives primarily to hedge individual assets and liabilities.

▪	We normally operate with less financial leverage than Finance Agency regulations permit.

▪	We are judicious in instituting regular, large-scale, district-wide repurchases of excess stock.

▪	We have significantly increased retained earnings in recent years and hold an amount that we assess is consistent with achieving the first corporate objective listed above.

▪	We create a working and operating environment that emphasizes a stable employee base.

We have numerous Board-adopted policies and processes that address risk management including tolerances, limits, guidelines, and regulatory compliance. Our cooperative business model, corporate objectives, capital structure, and regulatory oversight provide us clear incentives to minimize risk exposures to the extent possible. Our policies and operating practices are designed to limit risk exposures from ongoing operations in the following broad ways:

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

Market Risk

Overview
Market risk exposure is the risk that profitability and the value of stockholders' capital investment may decrease and that profitability may be uncompetitive as a result of changes and volatility in the market environment and economy. Along with business/strategic risk, market risk is normally one of our largest residual risks.

Our risk appetite is to maintain market risk exposure within a prudent moderate range while earning a competitive return on members' capital stock investment. There is normally a tradeoff between long-term market risk exposure and shorter-term exposure. Effective management of both components is important in order to attract and retain members and capital and to support Mission Asset Activity.

The primary challenges in managing market risk exposure arise from 1) the tradeoff between earning a competitive return and correlating profitability with short-term interest rates and 2) the market risk exposure of owning mortgage assets. Mortgage assets grant homeowners prepayment options that tend to adversely affect us when interest rates increase or decrease. We mitigate the market risk of mortgage assets primarily by funding them with a portfolio of long-term fixed-rate callable and noncallable Bonds that have expected cash flows similar to the aggregate cash flows expected from mortgage assets under a wide range of interest rate and prepayment environments. Because it is normally cost-prohibitive to completely mitigate mortgage prepayment risk, a residual amount of market risk normally remains after funding and hedging activities.

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

We have historically emphasized strategies aimed at ensuring a moderate level of market risk, with the goal of generating competitive profitability over a wide variety of market and business environments and having a moderate amount of earnings volatility. These strategies include, among others: 1) conservative management of market risk exposure, 2) controlled growth in mortgage assets and 3) hedging practices that attempt to optimize earnings volatility from the use of derivatives.

Policy Limits on Market Risk Exposure
We have five sets of policy limits regarding market risk exposure, which primarily address long-term market risk exposure. We determine compliance with our policy limits at every month end or more frequently if market or business conditions change significantly or are volatile.

▪
Market Value of Equity Sensitivity. The market value of equity for the entire balance sheet in two hypothetical interest rate scenarios (up 200 basis points and down 200 basis points from the current interest rate environment) must be between positive and negative 10 percent of the current balance sheet's market value of equity. The interest rate movements are “shocks,” defined as instantaneous, permanent, and parallel changes in interest rates in which every point on the yield curve is changed by the same amount. We reduced this limit from 12 percent to 10 percent in early 2015 to better align our market risk policy with our risk appetite.

▪
Duration of Equity. The duration of equity for the entire balance sheet in the current (“flat rate” or “base case”) interest rate environment and in the two interest rate shock scenarios must be between positive and negative six years.

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

Market Value of Equity

(Dollars in millions)	Down 300	Down 200	Down 100	Flat Rates	Up 100	Up 200	Up 300
Average Results
2014 Full Year
Market Value of Equity	$4,763	$4,908	$4,961	$4,889	$4,771	$4,626	$4,479
% Change from Flat Case	(2.6)%	0.4%	1.5%	—	(2.4)%	(5.4)%	(8.4)%
2013 Full Year
Market Value of Equity	$5,288	$5,319	$5,268	$5,127	$4,962	$4,788	$4,620
% Change from Flat Case	3.1%	3.7%	2.8%	—	(3.2)%	(6.6)%	(9.9)%
Month-End Results
December 31, 2014
Market Value of Equity	$4,714	$4,824	$4,938	$4,920	$4,835	$4,688	$4,524
% Change from Flat Case	(4.2)%	(2.0)%	0.4%	—	(1.7)%	(4.7)%	(8.1)%
December 31, 2013
Market Value of Equity	$5,205	$5,271	$5,187	$5,044	$4,925	$4,814	$4,711
% Change from Flat Case	3.2%	4.5%	2.8%	—	(2.4)%	(4.6)%	(6.6)%

Duration of Equity

(In years)	Down 300	Down 200	Down 100	Flat Rates	Up 100	Up 200	Up 300
Average Results
2014 Full Year	(3.7)	(2.1)	1.0	2.0	3.0	3.3	3.3
2013 Full Year	0.1	1.2	2.9	3.4	3.5	3.7	3.6
Month-End Results
December 31, 2014	(3.8)	(3.4)	(0.2)	1.0	2.6	3.5	3.7
December 31, 2013	(2.3)	1.0	2.9	2.5	2.4	2.3	2.1

During 2014, as in 2013, consistent with our historical practice and risk appetite, we positioned market risk exposure to higher interest rates at a moderate level. In late 2013, we adopted a strategy to lower risk exposure to higher rates and to reduce the variability of risk positioning. We maintained the strategy throughout 2014. Market risk exposure continued to benefit from exposure to lower rates by way of relatively subdued mortgage prepayment speeds (given the level of rates and composition of mortgage assets) over the last several years.

Based on the totality of our risk analysis, we expect that profitability, defined as the level of ROE compared with short-term market rates, will remain competitive unless interest rates change by extremely large amounts in a short period of time. Decreases in long-term interest rates even up to two percentage points (which would put fixed-rate mortgages below two percent) would still result in profitability being well above market interest rates. Similarly, we believe that profitability would not become uncompetitive in a rising rate environment unless long-term rates were to permanently increase in a short period of time by more than five percentage points or more combined with short-term rates increasing to at least eight percent.

Market Risk Exposure of the Mortgage Assets Portfolio
The mortgage assets portfolio normally accounts for almost all market risk exposure because of prepayment volatility that we cannot completely hedge while maintaining positive net spreads. Sensitivities of the market value of equity allocated to the mortgage assets portfolio under interest rate shocks (in basis points) are shown below. At December 31, 2014, the mortgage assets portfolio had an assumed capital allocation of $1.1 billion based on the entire balance sheet's regulatory capital-to-assets ratio. Average results are compiled using data for each month-end. The market value sensitivities are one measure we use to analyze the portfolio's estimated market risk exposure.

% Change in Market Value of Equity-Mortgage Assets Portfolio

	Down 300	Down 200	Down 100	Flat Rates	Up 100	Up 200	Up 300
Average Results
2014 Full Year	(19.1)%	(3.9)%	3.6%	—	(9.7)%	(22.1)%	(35.0)%
2013 Full Year	6.3%	10.6%	8.9%	—	(14.0)%	(29.0)%	(43.7)%
Month-End Results
December 31, 2014	(25.0)%	(13.7)%	(1.0)%	—	(7.9)%	(21.4)%	(36.6)%
December 31, 2013	7.7%	16.3%	11.3%	—	(12.6)%	(24.6)%	(36.1)%

The risk exposure of the mortgage assets portfolio to higher interest rates was slightly lower in 2014 compared to 2013. The dollar amount of exposure for any individual rate shock can be obtained by multiplying the percentage change by the assumed equity allocation. We believe the mortgage assets portfolio continues to have an acceptable amount of market risk exposure relative to the inherent market risks of owning mortgages and relative to their actual and expected profitability. We believe this exposure is consistent with our risk appetite philosophy and cooperative business model.

Use of Derivatives in Market Risk Management
The following table presents the notional principal amounts of the derivatives used to hedge other financial instruments classified by how we designate the hedging relationship.

(In millions)		December 31, 2014		December 31, 2013
Hedged Item/Hedging Instrument	Hedging Objective	Fair Value Hedge	Economic Hedge	Fair Value Hedge	Economic Hedge
Advances:
Pay-fixed, receive floating interest rate swap (without options)	Converts the Advance's fixed rate to a variable rate index.	$1,734	$15	$1,284	$—
Pay-fixed, receive floating interest rate swap (with options)	Converts the Advance's fixed rate to a variable rate index and offsets option risk in the Advance.	1,653	128	2,093	128
Total Advances		3,387	143	3,377	128
Mortgage Loans:
Forward settlement agreement	Protects against changes in market value of fixed rate Mandatory Delivery Contracts resulting from changes in interest rates.	—	439	—	31
Consolidated Obligations Bonds:
Receive-fixed, pay floating interest rate swap (without options)	Converts the Bond's fixed rate to a variable rate index.	760	2,215	855	—
Receive-fixed, pay floating interest rate swap (with options)	Converts the Bond's fixed rate to a variable rate index and offsets option risk in the Bond.	155	2,277	285	4,015
Total Consolidated Obligations Bonds		915	4,492	1,140	4,015
Stand-Alone Derivatives:
Mandatory Delivery Contracts	Protects against fair value risk associated with fixed rate mortgage purchase commitments.	—	451	—	37
Total		$4,302	$5,525	$4,517	$4,211

In addition to issuing long-term Bonds, we may engage in derivative transactions, primarily interest rate swaps and forward settlement agreements of mortgage-backed securities, to manage the market risk exposure associated with our MPP delivery commitments and LIBOR-indexed assets. The notional amount of derivatives at December 31, 2014 increased by $1.1 billion (13 percent) from the end of 2013.

The increase in the notional amount of interest rate swaps was due primarily to our decision to enter into new transactions with the derivatives clearing house following the resolution of prior uncertainties that had existed in 2013 surrounding costs, operating and regulatory processes, and the credit and legal risks associated with clearing requirements under the Dodd-Frank Act.

Credit Risk

Overview
Our business entails a significant amount of inherent credit risk exposure. We believe our risk management practices discussed below bring the amount of residual credit risk to a minimal level. We have no loan loss reserves or impairment recorded for Credit Services, investments, and derivatives and a modest amount of legacy credit risk exposure to the MPP.

Credit Services
Overview. Our goal is to manage credit risk exposure to Advances and Letters of Credit to a zero level of expected losses. We continued to achieve this objective in 2014 by employing the following practices:

▪	significant over-collateralization;

▪	significant further discounts applied to subprime and nontraditional loan collateral;

▪	close monitoring of financial condition, performance, and repayment capacities of members; and

▪	review and verification of the quality, documentation, and administration of collateral.

Because of these factors, we have never experienced a credit loss nor established a loan loss reserve for Advances. Prospectively, we expect to collect all amounts due in accordance with their contractual terms.

Collateral. We require each member to provide us a security interest in eligible collateral before it can undertake any secured borrowing. At December 31, 2014, our policy of over-collateralization resulted in total collateral pledged of $253.0 billion to serve members' total borrowing capacity of $210.1 billion. The estimated value of pledged collateral is discounted in order to offset market, credit, and liquidity risks that may affect the collateral's realizable value in the event it must be liquidated. Over-collateralization by one member is not applied to another member.

The table below shows the total pledged collateral (unadjusted for Collateralized Maintenance Requirements). The collateral composition in 2014 was consistent with that in 2013.

	December 31, 2014		December 31, 2013
(Dollars in billions)		Percent of Total		Percent of Total
	Collateral Amount	Pledged Collateral	Collateral Amount	Pledged Collateral
Single-family loans	$140.4	55%	$125.0	56%
Multi-family loans	38.2	15	33.2	15
Commercial real estate	29.5	12	26.5	12
Home equity loans/lines of credit	22.0	9	20.4	9
Bond securities	22.3	9	17.0	8
Farm real estate	0.6	—	0.6	—
Total	$253.0	100%	$222.7	100%

We assign each member one of four levels of collateral status: Blanket, Securities, Listing, and Physical Delivery. Assignment is based in part on an internal credit rating model that reflects our view of the member's current financial condition and performance. Blanket collateral status, which we assign to approximately 85 percent of borrowers, is the least restrictive status and is available to lower-risk bank and credit union members. Approximately 66 percent of pledged collateral is under Blanket status. We monitor the level of eligible collateral pledged under Blanket status using quarterly regulatory financial reports or periodic collateral “Certification” documents submitted by all significant borrowers.

Under Listing collateral status, a member provides us detailed information on specifically identified individual loans that meet certain minimum qualifications. Physical Delivery is the most restrictive collateral status, which we assign to members experiencing significant financial difficulties, insurance companies pledging loans, and newly chartered institutions. We require borrowers in Physical Delivery to deliver into our custody securities and/or original notes, mortgages or deeds of trust. Under any collateral status, members may elect to pledge bond securities, which we either hold in our custody or, less often, have third parties control on our behalf. We use third-party services to regularly estimate market values of collateral under Listing and Physical status.

Borrowing Capacity/Lendable Value. We determine borrowing capacity against pledged collateral by establishing minimum levels of over-collateralization (Collateralized Maintenance Requirements or CMRs). CMRs result in a lendable value, or borrowing capacity, that is less than the amount of pledged collateral.

CMRs are determined by statistical analysis and management assumptions relating to historical price volatility, inherent credit risks, liquidation costs, and the current credit and economic environment. We apply CMR results to the estimated values of pledged assets. CMRs vary among pledged assets and members based on the financial strength of the member institution, the issuer of bond collateral or the quality of securitized assets, the marketability of the pledged assets, the payment performance of pledged loan collateral, and the quality of loan collateral as reflected in the manner in which it was underwritten and is administered.

The table below indicates the range of lendable values remaining after the application of CMRs for each major collateral type pledged at December 31, 2014.

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

Subprime and Nontraditional Mortgage Loan Collateral. We have policies and processes to identify subprime and nontraditional residential mortgage loans pledged by members. We perform collateral reviews, sometimes engaging third parties, to determine whether the pledged loans meet our definition of subprime, nontraditional, or both. Depending on the quality of underwriting and administration, we may subject these loans to higher CMRs. We also limit the overall percentage of borrowing capacity that members can receive from subprime and nontraditional collateral.

Collateralization of Former Members. Former members may maintain existing Advances up to their maturity date as long as they meet certain requirements. Underwriting criteria, including the forms of collateral that may be pledged, are generally the same for members and former members. One exception is that former members with outstanding Advances must deliver sufficient collateral into our custody, regardless of whether they would qualify for Blanket or Listing status as a member. Alternatively, if a former member is acquired by a member of another FHLBank, we may allow its outstanding Advances to be covered by that FHLBank's collateral under the terms and conditions of an intercreditor agreement. On December 31, 2014, we had $0.6 billion of Advances outstanding to former members. This amount continued to be overcollateralized through a combination of subordination or other intercreditor security agreements with other FHLBanks and marketable securities and loan collateral held in our custody.

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

(Dollars in billions)
December 31, 2014			December 31, 2013
	Borrowers			Borrowers
		Collateral-Based			Collateral-Based
Credit		Borrowing	Credit		Borrowing
Rating	Number	Capacity	Rating	Number	Capacity
1-3	547	$131.1	1-3	505	$108.4
4	107	74.9	4	125	58.7
5	37	3.6	5	59	4.0
6	14	0.2	6	26	0.9
7	12	0.3	7	22	0.4
Total	717	$210.1	Total	737	$172.4

A “4” rating is our assessment of the lowest level of satisfactory performance. At December 31, 2014, 63 borrowers (nine percent of the total) had credit ratings of "5" through "7," a net decrease of 44 from the end of 2013. These members had $4.1 billion of borrowing capacity at December 31, 2014. There was a net decrease of 18 members who had a "4" credit rating and a net increase of 42 members with credit ratings of "1," "2," or "3." These trends indicate a general improvement in the overall financial condition of our members during the recovery cycle for the overall economy and housing market.

Member Failures, Closures, and Receiverships. There was one member failure in 2014. All Advance exposure to this member was fully collateralized by assets held in our custody at the time of failure and all Advances have been subsequently repaid by the acquiring institution.

MPP
Overview. We believe that the residual amount of credit risk exposure to loans in the MPP is modest, based on the following factors:

▪	various credit enhancements for conventional loans, which are designed to protect us against credit losses;

▪	conservative underwriting and loan characteristics consistent with favorable expected credit performance;

▪	a relatively minor overall amount of delinquencies and defaults when compared to national averages;

▪
charge-offs totaling $1.8 million in 2014 and $14.8 million over the life of the program, which represent an immaterial percentage of conventional loans' current unpaid principal balances at December 31, 2014 and of total purchases-to-date for the entire MPP; and

▪
in addition to the low program-to-date charge-offs, based on financial analysis, we believe that future credit losses will not harm capital adequacy and will not significantly affect profitability except under the most extreme and unlikely credit conditions.

Portfolio Loan Characteristics. The following table shows FICO® credit scores of homeowners at origination dates for the conventional loan portfolio.

FICO® Score (1)	December 31, 2014	December 31, 2013
< 620	—%	—%
620 to < 660	2	2
660 to < 700	8	9
700 to < 740	18	18
>= 740	72	71

Weighted Average	760	758

(1)	Represents the FICO® score at origination.

There was little change in the distribution of FICO® scores at origination in 2014 compared to 2013. The distribution of FICO® scores at origination is one indication of the portfolio's overall favorable credit quality. At December 31, 2014, 72 percent of the portfolio had scores at an excellent level of 740 or above and 90 percent had scores above 700, which is a threshold generally considered indicative of homeowners' with good credit quality.

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

	Based on Estimated Origination Value			Based On Estimated Current Value
Loan-to-Value	December 31, 2014	December 31, 2013	Loan-to-Value	December 31, 2014	December 31, 2013
<= 60%	17%	19%	<= 60%	34%	33%
> 60% to 70%	16	17	> 60% to 70%	25	26
> 70% to 80%	55	53	> 70% to 80%	25	25
> 80% to 90%	7	7	> 80% to 90%	12	11
> 90%	5	4	> 90% to 100%	3	3
			> 100%	1	2
Weighted Average	72%	71%	Weighted Average	65%	65%

The levels of loan-to-value ratios and overall positive trends in the last several years are consistent with the portfolio's excellent credit quality. The positive trends reflect the sustained recovery and improvement in the overall housing market. At December 31, 2014 and 2013, we estimated that 16 percent of loans have current loan-to-value ratios above 80 percent.

Based on the available data, we believe we have little exposure to loans in the MPP considered to have characteristics of “subprime” or “alternative/nontraditional” loans. Further, we do not knowingly purchase any loan that violates the terms of our Anti-Predatory Lending Policy.

The geographical allocation of conventional loans in the MPP is concentrated in Ohio, as shown in the following table based on unpaid principal balance.

	December 31, 2014		December 31, 2013
Ohio	61%	Ohio	59%
Kentucky	13	Kentucky	13
Indiana	8	Indiana	7
Tennessee	3	Tennessee	3
Michigan	2	California	2
All others	13	All others	16
Total	100%	Total	100%

Lender Risk Account. Conventional mortgage loans are supported against credit losses by various combinations of primary mortgage insurance (PMI), supplemental mortgage insurance (SMI) (for loans purchased before February 2011), and the Lender Risk Account. The Lender Risk Account is a holdback of a portion of the initial purchase price. Starting after five years from the loan purchase date, we may return the holdback to PFIs if they manage credit risk to predefined acceptable levels of exposure on the loan pools they sell to us. The Lender Risk Account is funded by the FHLBank from a portion of the purchase proceeds to cover expected credit losses for a specific pool of loans. As a result, some pools of loans may have sufficient credit enhancements to recapture all losses while other pools of loans may not have enough credit enhancements to recapture all losses.

The amount of loss claims against the Lender Risk Account in 2014 was approximately $2 million. The Account had balances of $129 million and $115 million at December 31, 2014 and 2013, respectively. For more information, see Note 10 of the Notes to Financial Statements.

Credit Performance. The table below provides an analysis of conventional loans delinquent or in foreclosure, along with the national average serious delinquency rate.

	Conventional Loan Delinquencies
(Dollars in millions)	December 31, 2014	December 31, 2013
Early stage delinquencies - unpaid principal balance (1)	$61	$59
Serious delinquencies - unpaid principal balance (2)	$43	$58
Early stage delinquency rate (3)	1.0%	1.0%
Serious delinquency rate (4)	0.7%	1.0%
National average serious delinquency rate (5)	2.4%	2.9%

(1)	Includes conventional loans 30 to 89 days delinquent and not in foreclosure.

(2)	Includes conventional loans that are 90 days or more past due or where the decision of foreclosure or a similar alternative such as pursuit of deed-in-lieu has been reported.

(3)	Early stage delinquencies expressed as a percentage of the total conventional loan portfolio.

(4)	Serious delinquencies expressed as a percentage of the total conventional loan portfolio.

(5)
National average number of fixed-rate prime conventional loans that are 90 days or more past due or in the process of foreclosure is based on the most recent national delinquency data available. The December 31, 2014 rate is based on September 30, 2014 data.

The MPP has experienced a relatively small amount of delinquencies and foreclosures, with rates continuing to be well below national averages.

We consider a high risk loan as having a current loan-to-value ratio above 100 percent. At December 31, 2014, high risk loans had experienced a moderate amount of serious delinquencies (i.e., delinquencies that are 90 days or more past due or in the process of foreclosure). For example, of the $51 million of conventional principal balances with current estimated loan-to-values above 100 percent, $4 million (seven percent) were seriously delinquent. We believe these data further support our view that the overall portfolio is comprised of high-quality, well-performing loans.

Credit Losses. The following table shows the effects of credit enhancements on the determination of the allowance for credit losses at the noted periods.

(In millions)	December 31, 2014	December 31, 2013
Estimated incurred credit losses, before credit enhancements	$(23)	$(31)
Estimated amounts deemed recoverable by:
Primary mortgage insurance	2	3
Supplemental mortgage insurance	13	17
Lender Risk Account	3	4
Allowance for credit losses, after credit enhancements	$(5)	$(7)

The data presented above provide further information on the aggregate health of the portfolio. Credit risk exposure depends on the actual and potential credit performance of the loans in each pool compared to the pool's equity (on individual loans) and credit enhancements, including PMI (for individual loans), the Lender Risk Account, and SMI.

The allowance for credit losses at December 31, 2014 decreased $2 million compared to the end of 2013 as problem loans continued to liquidate, new delinquency trends continued to stabilize and housing prices, which affect both delinquency rates and loss severities, remained relatively stable.

In addition to the allowance for credit losses recorded, we regularly analyze potential ranges of additional lifetime credit risk exposure for the loans in the MPP. Even under adverse scenarios for either home prices or unemployment rates, we expect that further credit losses would not significantly decrease our overall annual profitability or dividends payable to members. For example, assuming a 20 percent decline in all home prices in each of the next two years, we estimate that our lifetime credit losses, net of the effect of credit enhancements, could increase by approximately $13 million, which would decrease annual ROE by approximately only 0.05 percentage points over the next five years (most of the losses are estimated to occur in the next five years).

Credit Risk Exposure to Insurance Providers.
PMI
Some of our conventional loans carry PMI as a credit enhancement feature. Based on the guidelines of the MPP, we have assessed that we do not have any credit risk exposure to the PMI providers.

SMI
Another credit enhancement feature on some conventional loans is SMI purchased from Genworth and Mortgage Guaranty Insurance Corporation (MGIC). Beginning February 1, 2011, we discontinued use of SMI as a credit enhancement for new loan purchases; instead, we now augment credit enhancements with a greater amount of the purchase proceeds added to the Lender Risk Account. At December 31, 2014, we had $1.9 billion of conventional loans purchased prior to February 2011 with outstanding SMI coverage through Genworth and MGIC that are paying down over time. Both providers have experienced weak financial condition in recent years; although, the most recent available information indicates there has been improvements in their financial health. However, due to the uncertainty of MGIC and Genworth's financial condition, we estimate that $0.4 million of payments are not probable at December 31, 2014. The estimation of SMI exposure, similar to overall trends of our loan losses, has declined in the last year.

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

Our unsecured liquidity investments to a counterparty or group of affiliated counterparties are limited by Finance Agency regulations to maturities of no more than nine months and limited to a dollar amount based on a percentage of eligible regulatory capital (defined as the lessor of our regulatory capital or the eligible amount of a counterparty's Tier 1 capital). The permissible percentage ranges from one percent to 15 percent based on the counterparty's lowest long-term credit rating of its debt from a nationally recognized statistical rating organization (NRSRO). In 2014, pursuant to a Finance Agency regulation, we reduced reliance on NRSRO ratings for unsecured investment activity by enhancing internal credit risk analytics on unsecured counterparties.

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

(In millions)	December 31, 2014
	Long-Term Rating
	AAA	AA	A	Total
Unsecured Liquidity Investments
Federal funds sold	$—	$2,100	$4,500	$6,600
Certificates of deposit	—	950	400	1,350
Total unsecured liquidity investments	—	3,050	4,900	7,950
Guaranteed/Secured Liquidity Investments
Securities purchased under agreements to resell	—	3,343	—	3,343
Government-sponsored enterprises (1)	—	26	—	26
Total guaranteed/secured liquidity investments	—	3,369	—	3,369
Total liquidity investments	$—	$6,419	$4,900	$11,319

	December 31, 2013
	Long-Term Rating
	AAA	AA	A	Total
Unsecured Liquidity Investments
Federal funds sold	$—	$760	$980	$1,740
Certificates of deposit	—	1,800	385	2,185
Total unsecured liquidity investments	—	2,560	1,365	3,925
Guaranteed/Secured Liquidity Investments
Securities purchased under agreements to resell	—	2,350	—	2,350
Government-sponsored enterprises (1)	—	28	—	28
Total guaranteed/secured liquidity investments	—	2,378	—	2,378
Total liquidity investments	$—	$4,938	$1,365	$6,303

(1)
Consists of securities that are issued and effectively guaranteed by Fannie Mae and/or Freddie Mac, which have the support of the U.S. government, although they are not obligations of the U.S. government.

At December 31, 2014 and 2013, as well as many business days between these two dates, we purchased a portion of our total liquidity investments from counterparties for which the investments are secured with collateral (secured resale agreements). We believe these investments present little or no credit risk exposure to us.

The following table presents credit ratings of our unsecured investment credit exposures by the domicile of the counterparty or the domicile of the counterparty's parent for U.S. branches and agency offices of foreign commercial banks.

(In millions)	December 31, 2014
		Counterparty Rating (1)
Domicile of Counterparty	Sovereign Rating (1)	AA	A	Total
Domestic	AA+	$550	$200	$750
U.S. branches and agency offices of foreign commercial banks:
Canada	AAA	400	2,000	2,400
Finland	AAA	1,400	—	1,400
Netherlands	AAA	—	900	900
United Kingdom	AA+	—	900	900
Germany	AAA	—	900	900
Australia	AAA	700	—	700
Total U.S. branches and agency offices of foreign commercial banks		2,500	4,700	7,200
Total unsecured investment credit exposure		$3,050	$4,900	$7,950

(1)	Represents the lowest long-term credit rating provided by Standard & Poor's, Moody's, and/or Fitch Advisory Services.

The following table presents the remaining contractual maturity of our unsecured investment credit exposure by the domicile of the counterparty or the domicile of the counterparty's parent for U.S. branches and agency offices of foreign commercial banks.

(In millions)	December 31, 2014
Domicile of Counterparty	Overnight	Due 2 days through 30 days	Due 31 days through 90 days	Due 91 days through 180 days	Total
Domestic	$—	$—	$750	$—	$750
U.S. branches and agency offices of foreign commercial banks:
Canada	1,800	600	—	—	2,400
Finland	1,400	—	—	—	1,400
Netherlands	900	—	—	—	900
United Kingdom	900	—	—	—	900
Germany	900	—	—	—	900
Australia	700	—	—	—	700
Total U.S. branches and agency offices of foreign commercial banks	6,600	600	—	—	7,200
Total unsecured investment credit exposure	$6,600	$600	$750	$—	$7,950

At December 31, 2014, all of the $8.0 billion of unsecured liquidity exposure was to counterparties with holding companies domiciled in countries receiving either AAA or AA long-term sovereign ratings. Furthermore, we restrict a significant portion of unsecured lending to overnight maturities, which further limits risk exposure to these counterparties. By Finance Agency regulation, all counterparties exposed to non-U.S. countries are required to be domestic U.S. branches of foreign counterparties. We also limit exposure to counterparties and countries that could have significant direct or indirect exposure to European sovereign debt.

Mortgage-Backed Securities.

GSE Mortgage-Backed Securities
Over 85 percent of our mortgage-backed securities are single-family GSE securities issued by Fannie Mae and Freddie Mac, which provide credit safeguards by guaranteeing either timely or ultimate payments of principal and interest. We believe that the conservatorships of Fannie Mae and Freddie Mac lower the chance that they would not be able to fulfill their credit guarantees and that the securities issued by these two GSEs are effectively government guaranteed. In addition, based on the data available to us and our purchase practices, we believe that most of the mortgage loans backing our GSE mortgage-backed securities are of high quality with acceptable credit performance.

Mortgage-Backed Securities Issued by Other Government Agencies
We also invest in mortgage-backed securities issued and guaranteed by Ginnie Mae and the NCUA. These investments totaled $2.0 billion at December 31, 2014. The majority of the Ginnie Mae securities are fixed rate. The NCUA securities have floating rate coupons tied to one-month LIBOR with interest rate caps ranging from seven to eight percent. We believe that the strength of the issuers' guarantees and backing by the full faith and credit of the U.S. government is sufficient to protect us against credit losses on these securities.

Private-Label Mortgage-Backed Securities
We held no private-label mortgage-backed securities at December 31, 2014.

Derivatives
Credit Risk Exposure. We mitigate most of the credit risk exposure resulting from interest rate swap transactions through collateralization. The table below presents the derivative positions to which we had credit risk exposure at December 31, 2014.

(In millions)
Credit Rating (1)	Total Notional	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Net Credit Exposure to Counterparties
Non-member counterparties:
Asset positions with credit exposure:
Bilateral derivatives:
AA	$170	$—	$—	$—
A	19	—	—	—
Liability positions with credit exposure:
Cleared derivatives (2)	3,607	(2)	13	11
Total derivative positions with credit exposure to non-member counterparties	3,796	(2)	13	11
Member institutions (3)	450	4	—	4
Total	$4,246	$2	$13	$15

(1)	Each category includes the related plus (+) and minus (-) ratings (i.e., “A” includes “A+” and “A-” ratings).

(2)	Represents derivative transactions cleared with clearinghouses, which are not rated.

(3)	Represents Mandatory Delivery Contracts.

Based on both the gross and net exposures, we had a minimal amount of residual credit risk exposure on bilateral derivatives throughout 2014. Gross exposure would likely increase if interest rates rise and could increase if the composition of our derivatives change. However, contractual collateral provisions in these derivatives would limit net exposure to acceptable levels.

The following table presents counterparties that provided 10 percent or more of the total notional amount of bilateral interest rate swap derivatives outstanding.

(In millions)
December 31, 2014				December 31, 2013
Counterparty	Credit Rating Category	Notional Principal	Net Unsecured Exposure	Counterparty	Credit Rating Category	Notional Principal	Net Unsecured Exposure
Wells Fargo Bank, N.A.	AA	$1,104	$—	Morgan Stanley Capital Services	BBB	$3,421	$—
Deutsche Bank AG	A	1,049	—	Deutsche Bank AG	A	1,458	—
HSBC Bank USA, N.A.	A	1,000	—	Royal Bank of Scotland PLC	A	1,142	—

Although we cannot predict if we will realize credit risk losses from any of our derivatives counterparties, we believe that all of them will be able to continue making timely interest payments and, more generally, to continue to satisfy the terms and conditions of their derivative contracts with us. As of December 31, 2014, we had $0.5 billion of notional principal of interest rate swaps outstanding to one member, JPMorgan Chase Bank, N.A. (JPMorgan), which also had outstanding credit services with us. Due to the amount of market value collateralization, we had no outstanding credit exposure to this counterparty related to interest rate swaps outstanding.

Lehman Brothers Derivatives. See Note 20 of the Notes to Financial Statements for information on derivatives we had with Lehman Brothers at the time of their bankruptcy in September 2008.

Exposure to Member Concentration

We regularly assess concentration risks from business activity. The increase over the last two years in Advance borrowings from one member, JPMorgan, raised borrower concentration ratios. We believe that the current concentration of Advance activity is consistent with our risk management philosophy, and the impact of borrower concentration on market risk, credit risk, and operational risk, after considering mitigating controls, is small.

Our business is designed to support significant changes in asset levels without having to undergo material changes in staffing, operations, risk practices, or general resource needs. A key reason for this scalability is that the Capital Plan provides for additional capital when Mission Assets grow and the opportunity for us to retire capital when Mission Assets decline, thereby acting, along with our efficient operating expenses, to preserve competitive profitability.

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

Capital Adequacy

Retained Earnings
We must hold sufficient capital to protect against exposure to various risks and we regularly conduct a variety of measurements and assessments for capital adequacy. The $689 million of retained earnings at December 31, 2014 substantially exceeded our policy minimum of $450 million. Given the regulatory environment, we carry a greater amount of retained earnings than required by the policy. We will continue to bolster capital adequacy over time by allocating a portion of earnings to a separate restricted retained earnings account in accordance with the FHLBank System's Capital Agreement. We believe that the amount of retained earnings is sufficient to protect against members' impairment risk of their capital stock investment and to provide the opportunity to stabilize dividends.

Risk-Based Capital
The following table shows the amount of risk-based capital required based on Finance Agency prescribed measurements, the amount of permanent capital, and the amount of excess permanent capital.

(Dollars in millions)	December 31, 2014	Monthly Average 2014	December 31, 2013
Market risk-based capital	$125	$165	$199
Credit risk-based capital	246	241	222
Operational risk-based capital	111	122	126
Total risk-based capital requirement	482	528	547
Total permanent capital	5,019	5,069	5,435
Excess permanent capital	$4,537	$4,541	$4,888
Risk-based capital as a percent of permanent capital	10%	10%	10%

The risk-based capital requirement has historically not been a constraint on operations and we do not use it to actively manage any of our risks. It has normally ranged from 10 to 20 percent, which is significantly less than the amount of permanent capital. This measure has been at the low end of the range for several years, primarily due to the low level of interest rates during this period limiting estimated exposure to extreme lower rate scenarios.

Dodd-Frank Stress Test
Under the Dodd-Frank Wall Street Reform and Consumer Protection Act, all FHLBanks are required to perform an annual stress test for capital adequacy. Our first test was completed and published in July 2014, based on our financial condition as of September 30, 2013 and the methodology prescribed by the Finance Agency. Capital adequacy was sufficient under all established scenarios to fully absorb losses under both adverse and severely adverse economic conditions.

Market Capitalization Ratios
We measure two sets of market capitalization ratios. One measures the market value of capital (i.e., stockholder equity) relative to the par value of regulatory capital stock (capital stock and mandatorily redeemable capital stock). The other measures the market value of capital relative to the book value of total capital, which includes retained earnings, and mandatorily redeemable capital stock. The measures provide a point-in-time indication of the FHLBank's liquidation or franchise value and also serve as a measure of realized or potential market risk exposure.

The following table presents the market value of equity to regulatory capital stock (excluding retained earnings) for the interest rate environments for which we have policy limits. A base case value below par could indicate that, in the event of an immediate liquidation scenario, capital stock may be impaired and returned at some value less than par.

	December 31, 2014	Monthly Average Year Ended December 31, 2014	December 31, 2013
Market Value of Equity to Par Value of Regulatory Capital Stock - Base Case (Flat Rates) Scenario	114%	112%	105%
Market Value of Equity to Par Value of Regulatory Capital Stock - Down Shock (1)	114	114	108
Market Value of Equity to Par Value of Regulatory Capital Stock - Up Shock (2)	108	106	100

(1)	Represents a down shock of 100 basis points.

(2)	Represents an up shock of 200 basis points.

In 2014, the market capitalization ratios in the scenarios presented continued to be above the minimum policy limits. The ratios increased in 2014 due to the combined effect of several factors, which included the repurchase of excess stock, modest declines in long-term market rates and modestly higher market prices on mortgage assets relative to funding. The ratios remained at favorable levels because retained earnings were 16 percent of regulatory capital stock at December 31, 2014 and we maintained market risk exposure at moderate levels.

The following table presents the market value of equity to the book value of total capital and mandatorily redeemable capital stock for the same interest rate environments. A base case value below par could indicate that interest rate risk has been or could be incurred in the future or that, in the event of an immediate liquidation scenario, a portion of retained earnings would need to be utilized in order to return regulatory capital stock at par. The base case ratio of 98 percent at December 31, 2014 indicates that approximately $90 million of retained earnings would be required in order to return regulatory capital stock at par.

	December 31, 2014	Monthly Average Year Ended December 31, 2014	December 31, 2013
Market Value of Equity to Book Value of Capital - Base Case (Flat Rates) Scenario (1)	98%	97%	93%
Market Value of Equity to Book Value of Capital - Down Shock (1)(2)	99	99	96
Market Value of Equity to Book Value of Capital - Up Shock (1)(3)	94	92	89

(1)	Capital includes total capital and mandatorily redeemable capital stock.

(2)	Represents a down shock of 100 basis points.

(3)	Represents an up shock of 200 basis points.

Liquidity Risk

Liquidity Overview
As shown on the Statements of Cash Flows, in 2014, our portion of the System's debt issuances totaled $270.4 billion for Discount Notes and $41.5 billion for Bonds. The System's favorable debt ratings, the implicit U.S. government backing of our debt, and our effective risk management have been instrumental in ensuring satisfactory access to the capital markets.

Our liquidity position remained strong during 2014 and our overall ability to fund our operations through debt issuances at acceptable interest costs remained sufficient. Although we can make no assurances, we expect this to continue to be the case, and we believe the possibility of a liquidity or funding crisis in the FHLBank System that would impair the FHLBank's ability to participate, on a cost-effective basis, in issuances of new debt, service outstanding debt, maintain adequate capitalization, or pay competitive dividends is remote.

We must meet both operational and contingency liquidity requirements. We satisfied the operational liquidity requirement by both meeting a contingency liquidity requirement, discussed below, and because we were able to adequately access the capital markets to issue debt. The amount of overnight liquidity was generally in the range of $5 billion to $15 billion during 2014. In addition, Finance Agency guidance requires us to target at least 5 to 15 consecutive days of positive liquidity based on specific assumptions under two scenarios. We target holding at least three extra days of positive liquidity under each scenario, although as market conditions warrant we may hold additional amounts.

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

(In millions)	December 31, 2014	December 31, 2013
Contingency Liquidity Requirement
Total Contingency Liquidity Reserves (1)	$30,594	$30,699
Total Requirement (2)	(12,155)	(11,752)
Excess Contingency Liquidity Available	$18,439	$18,947

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

(In millions)	December 31, 2014	December 31, 2013
Deposit Reserve Requirement
Total Eligible Deposit Reserves	$77,920	$73,531
Total Member Deposits	(730)	(898)
Excess Deposit Reserves	$77,190	$72,633

Contractual Obligations
The following table summarizes our contractual obligations at December 31, 2014. The allocations according to the expiration terms and payment due dates of these obligations were not materially different from those at the end of 2013. Changes reflected normal business variations. We believe that, as in the past, we will continue to have sufficient liquidity, including from access to the debt markets to issue Consolidated Obligations, to satisfy these obligations timely.

(In millions)	< 1 year	1<3 years	3<5 years	> 5 years	Total
Contractual Obligations
Long-term debt (Bonds) - par (1)	$32,501	$11,514	$6,892	$8,217	$59,124
Operating leases (include premises and equipment)	1	2	1	6	10
Mandatorily redeemable capital stock	61	—	2	—	63
Commitments to fund mortgage loans	451	—	—	—	451
Pension and other postretirement benefit obligations	3	5	5	26	39
Total Contractual Obligations	$33,017	$11,521	$6,900	$8,249	$59,687

(1)
Does not include Discount Notes and contractual interest payments related to Bonds. Total is based on contractual maturities; the actual timing of payments could be affected by factors affecting redemptions.

Off-Balance Sheet Arrangements
The following table summarizes our off-balance sheet items at December 31, 2014. The allocations according to the expiration terms and payment due dates of these items were not materially different from those at the end of 2013, and changes reflected normal business variations.

(In millions)	< 1 year	1<3 years	3<5 years	> 5 years	Total
Off-balance sheet items (1)
Standby Letters of Credit	$17,233	$479	$14	$54	$17,780
Standby bond purchase agreements	37	150	—	—	187
Consolidated Obligations traded, not yet settled	5	—	17	—	22
Total off-balance sheet items	$17,275	$629	$31	$54	$17,989

(1)	Represents notional amount of off-balance sheet obligations.

Operational Risk

Operational risk is defined as the risk of an unexpected loss resulting from human error, fraud, inability to enforce legal contracts, or deficiencies in internal controls or information systems. We mitigate operational risk through adherence to internal policies, conformance with entity level controls, department procedures and controls, use of tested information systems, disaster recovery provisions for those systems, acquisition of insurance coverage to help protect us from financial exposure relating to errors or fraud by our personnel, and comprehensive policies and procedures related to Human Resources. In addition, the Internal Audit Department, which reports directly to the Audit Committee of the Board of Directors, regularly monitors and tests compliance with our policies, procedures, applicable regulatory requirements and best practices.

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

We mitigate the risk associated with cyberattacks through the implementation of multiple layers of security controls. Administrative, physical, and logical controls are in place for establishing, administering and actively monitoring system access, sensitive data, and system change. Additionally, separate groups within our organization and/or third parties validate the strength of our security and confirm that established policies and procedures are adequately followed.
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

Insurance Coverage
We have insurance coverage for cyber risks, employee fraud, forgery and wrongdoing, as well as Directors' and Officers' liability coverage that provides protection for claims alleging breach of duty, misappropriation of funds, neglect, acts of omission, employment practices, and fiduciary liability. We also have property, casualty, computer equipment, automobile, and various types of other coverage as well.

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

Accounting for Derivatives and Hedging Activity

In accordance with Finance Agency regulations, we execute all derivatives to manage market risk exposure, not for speculation or solely for earnings enhancement. As in past years, in 2014 all outstanding derivatives hedged specific assets, liabilities, or Mandatory Delivery Contracts. We record derivative instruments at their fair values on the Statements of Condition, and we record changes in these fair values in current period earnings. We strive to ensure that our use of derivatives maximizes the probability that they are highly effective in offsetting changes in the market values of the designated balance sheet instruments.

Fair Value Hedges
As indicated in the "Use of Derivatives in Market Risk Management" section of "Quantitative and Qualitative Disclosures About Risk Management," we designate a portion of our derivatives as fair value hedges. Fair value hedge accounting permits the changes in fair values of the hedged risk in the hedged instruments to be recorded in the current period, thus offsetting, partially or fully, the change in fair value of the derivatives. For derivatives accounted as fair value hedges, the hedged risk is designated to be changes in LIBOR benchmark interest rates. The result is that there has been a relatively small amount of unrealized earnings volatility from hedging market risk with derivatives.

In order to determine if a derivative qualifies for fair value hedge accounting, we must assess how effective the derivative has been, and is expected to be, in hedging changes in the fair values of the risk being hedged. Each month we perform effectiveness testing using a consistently applied standard statistical methodology, regression analysis, that measures the degree of correlation and relationship between the fair values of the derivative and hedged instrument. The results of the statistical measures must pass predefined threshold values to enable us to conclude that the fair values of the derivative transaction have a close correlation with the fair values of the hedged instrument. If any measure is outside of its respective tolerance, the hedge would no longer qualify for fair value hedge accounting. This means we must then record the fair value change of the derivative in current earnings without any offset in the fair value change of the related hedged instrument. Due to the intentional matching of terms between the derivative and the hedged instrument, we expect that failing an effectiveness test will be infrequent, which has been the case historically.

If a derivative/hedged instrument transaction fails effectiveness testing, it does not mean that the hedge relationship is no longer successful in achieving its intended economic purpose. For example, a Consolidated Obligation hedged with an interest rate swap creates adjustable-rate LIBOR funding, which is used to match fund adjustable-rate LIBOR and other short-term Advances. The hedge achieves the desired result (matching the net funding with the asset) because, economically, the Advance is part of the overall hedging strategy and the reason for engaging in the derivative transaction.

Fair value differences that have actually occurred have historically resulted in a relatively small amount of earnings volatility. Each month, we compute fair values on all derivatives and related hedged instruments across a range of interest rate scenarios. As of year-end 2014, for derivatives receiving long-haul fair value hedge accounting, the total net difference between the fair values of the derivatives and related hedged instruments under an assumption of stressed interest rate environments was in a range of zero to negative $2 million. This range is minimal compared to the notional principal amount.

Fair Value Option--Economic Hedge
We account for a portion of Advance and Bond-related derivatives using an accounting election called "fair value option," which is included in the economic hedge category. An economic hedge under the fair value option does not require passing effectiveness testing to permit the derivatives' fair market value to be offset with the market value of the hedged instrument, as is required under a fair value hedge. However, it records the fair market value of the hedged instrument at its full fair value instead of only the value of hedging the benchmark interest rate (LIBOR).

The effect of electing full fair value is that the hedged instruments' market value includes the impact of changes in spreads between LIBOR and the interest rate index related to the hedged instrument. This spread includes a credit risk component. Therefore, full fair value results in a different kind of unrealized earnings volatility, (which could be higher or lower, compared to accounting under fair value hedge treatment.

Accounting for Premiums and Discounts on Mortgage Loans and Mortgage-Backed Securities

The accounting for amortization/accretion of premiums/discounts can result in earnings volatility, most of which relates to our MPP, mortgage-backed securities, and Consolidated Obligations. Normally, earnings volatility associated with amortization/accretion of premiums/discounts for Obligations is less pronounced than that for mortgage assets.

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

We have historically purchased most MPP loans at premium prices. Mortgage-backed securities outstanding at the end of 2014 were purchased at net discount prices close to par. At the end of 2014, the MPP had a net premium balance of $194 million and mortgage-backed securities had a net discount balance of $27 million, resulting in a total mortgage net premium balance of $167 million.

When mortgage principal cash flows are volatile, there can be substantial fluctuation in the accounting recognition of premiums and discounts. We update the constant effective yield method monthly using actual historical and projected principal cash flows. Projected principal cash flows requires us to estimate mortgage prepayment speeds, which are driven primarily by changes in interest rates. When interest rates decline, actual and projected prepayment speeds are likely to increase. This accelerates the amortization/accretion, resulting in a reduction in the mortgages' book yields on premium balances and an increase in book yields on discount balances. The opposite effect tends to occur when interest rates rise. The immediate adjustment and the schedules for future amortization/accretion are based on applying the new constant effective yield as if it had been in effect since the purchase of the assets. See Note 1 of the Notes to Financial Statements for additional information.

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

We regularly perform analyses that test the sensitivity of premium/discount recognition for mortgage assets to changes in prepayment speeds. The following table shows, as of year-end 2014, the estimated adjustments to the immediate recognition of premium amortization/discount accretion for various interest rate shocks (with interest rates not permitted to fall below zero percent). Although some of the changes shown below would result in a substantial change in ROE in the quarter in which the rate change occurred, it currently would not materially threaten our profitability.

(In millions)	-200	-100	-50	Base	+50	+100	+200
	$(48)	$(23)	$(12)	$(3)	$2	$6	$10

Provision for Credit Losses

We evaluate Advances and the MPP to assure an adequate reserve is maintained to absorb probable losses inherent in these portfolios.

Advances
We evaluate probable credit losses inherent in Advances due to borrower default or delayed receipt of interest and principal, taking into consideration the amount recoverable from the collateral pledged by members to secure Advances. This analysis is performed for each member separately on at least a quarterly basis. We believe we have adequate policies and procedures in place to effectively manage credit risk exposure on Advances. These include monitoring the creditworthiness and financial condition of the institutions to which we lend funds, determining the quality and value of collateral pledged, estimating borrowing capacity based on collateral value and type for each member, and evaluating historical loss experience. At December 31, 2014, we had rights to collateral (either loans or securities), on a member-by-member basis, with an estimated fair value that exceeds the amount of outstanding Advances. At the end of 2014, the aggregate estimated value of this collateral was $253.0 billion. Although some of this overcollateralization may reflect a desire to maintain excess borrowing capacity, all of a member's pledged collateral would be available as necessary to cover any of that member's credit obligations to the FHLBank.

Based on the nature and quality of the collateral held as security for Advances, including overcollateralization, our credit analyses of members and collateral, and members' prior repayment history (i.e., we have never recorded a loss from an

Advance), we believe that no allowance for losses was necessary at December 31, 2014. See Notes 1 and 10 of the Notes to Financial Statements for additional information.

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

We acquire both FHA and conventional fixed-rate mortgage loans under the MPP. Because FHA mortgage loans are U.S. government insured, we have determined that they do not require a loan loss allowance. We are protected against credit losses on conventional mortgage loans from several sources, in order of priority:

▪	having the related real estate as collateral, which effectively includes the borrower's equity; and

▪
by credit enhancements including 1) primary mortgage insurance, if applicable, 2) the member's available funds remaining in the Lender Risk Account, and 3) if applicable, Supplemental Mortgage Insurance coverage up to the policy limit, applied on a loan-by-loan basis.

We assume any credit exposure if losses exceed the related real estate residual value and credit enhancements.
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

Based on our analysis, as of December 31, 2014, we determined that an allowance for credit losses of $5 million was required for our conventional mortgage loans in the MPP. Further substantial reductions in home prices or other economic variables that affect mortgage defaults could increase credit losses experienced in the portfolio.

Other-Than-Temporary Impairment Analysis for Investment Securities

We closely monitor the performance of our investment securities to evaluate our exposure to the risk of loss of principal or interest on these investments and to determine on a quarterly basis whether this risk of loss represents an other-than-temporary impairment.

An investment security is deemed impaired if the fair value of the security is less than its amortized cost. To determine whether an impairment is other-than-temporary, we assess whether the amortized cost basis of the security will be recovered by considering numerous factors, as described in Notes 1 and 7 of the Notes to Financial Statements. We must recognize impairment losses if we intend to sell the security or if available evidence indicates it is more likely than not we will be required to sell the security before the recovery of its amortized cost basis. We also must recognize impairment losses when any credit losses are expected for the security. This includes consideration of market conditions and projections of future results, which requires significant judgments, estimates and assumptions, especially considering the uncertainty in the national housing market and other macroeconomic factors that make estimating future results imprecise.

If we were to determine that an other-than-temporary impairment existed, the security would initially be written down to current market value, with the loss recognized in non-interest income if we intend to sell the security or it is more likely than not we will be required to sell the security before recovery of the amortized cost basis. If we do not intend to sell the security and it is not more likely than not we will be required to sell the security before recovery, the security would be written down to current market value with a separate display of losses related to credit deterioration and losses related to all other factors on the income statement. Any non-credit loss related amounts would then be reclassified and recorded in other comprehensive income, resulting in only net credit-related losses recorded on the income statement. As of December 31, 2014 we did not consider any of our investment securities to be other-than-temporarily impaired.

Fair Values

We carry certain assets and liabilities on the Statement of Conditions at estimated fair value, including all derivatives, investments classified as available-for-sale and trading, and any financial instruments where we elected the fair value option. Fair value is defined as the price - the “exit price” - that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. Because our financial instruments generally do not have available quoted market prices, we determine fair values based on 1) our valuation models or 2) dealer indications, which may be based on the dealers' own valuation models and/or prices of similar instruments.

Valuation models and their underlying assumptions are based on the best estimates of management with respect to discount rates, prepayments, market volatility, and other factors. These assumptions may have a significant effect on the reported fair values of assets and liabilities, and the income and expense related thereto. The use of different assumptions or changes in the models and assumptions, as well as changes in market conditions, could result in materially different net income and retained earnings.

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

We categorize each of our financial instruments carried at fair value into one of three levels in accordance with the fair value hierarchy. The hierarchy is based upon the transparency (observable or unobservable) of inputs to the valuation of an asset or liability as of the measurement date. Observable inputs reflect market data obtained from independent sources (Levels 1 and 2), while unobservable inputs reflect our assumptions of market variables (Level 3). Management utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Because items classified as Level 3 are valued using significant unobservable inputs, the process for determining the fair value of these items is generally more subjective and involves a high degree of management judgment and use of assumptions. As of December 31, 2014 and 2013, all of our assets and liabilities measured at fair value on a recurring basis were classified as Level 2 within the fair value hierarchy.

RECENTLY ISSUED ACCOUNTING STANDARDS AND INTERPRETATIONS

See Note 2 of the Notes to Financial Statements for a discussion of recently issued accounting standards and interpretations.

OTHER FINANCIAL INFORMATION

Income Statements

Summary income statements for each quarter within the two years ended December 31, 2014 are provided in the tables below.

	2014
(In millions)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Interest income	$229	$226	$228	$225	$908
Interest expense	152	149	145	145	591
Net interest income	77	77	83	80	317
(Reversal) provision for credit losses	—	(1)	—	1	—
Non-interest income	4	6	4	9	23
Non-interest expense	24	23	25	24	96
Net income	$57	$61	$62	$64	$244

	2013
(In millions)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Interest income	$217	$224	$230	$229	$900
Interest expense	142	145	139	146	572
Net interest income	75	79	91	83	328
Reversal for credit losses	(2)	(4)	(1)	—	(7)
Non-interest income	8	2	4	6	20
Non-interest expense	22	23	24	25	94
Net income	$63	$62	$72	$64	$261
Investment Securities

Data on investments for the years ended December 31, 2014, 2013 and 2012 are provided in the tables below.

(In millions)	Carrying Value at December 31,
	2014	2013	2012
Trading securities:
Mortgage-backed securities:
Other U.S. obligation single-family mortgage-backed securities	$2	$2	$2
Total trading securities	2	2	2
Available-for-sale securities:
Certificates of deposit	1,350	2,185	—
Total available-for-sale securities	1,350	2,185	—
Held-to-maturity securities:
Government-sponsored enterprises	26	28	26
Mortgage-backed securities:
Other U.S. obligation single-family mortgage-backed securities	2,039	1,909	1,411
Government-sponsored enterprise single-family mortgage-backed securities	12,647	14,150	11,361
Total held-to-maturity securities	14,712	16,087	12,798
Total securities	16,064	18,274	12,800
Securities purchased under agreements to resell	3,343	2,350	3,800
Federal funds sold	6,600	1,740	3,350
Total investments	$26,007	$22,364	$19,950

As of December 31, 2014, investments had the following maturity and yield characteristics.

(Dollars in millions)	Due in one year or less	Due after one year through five years	Due after five through 10 years	Due after 10 years	Carrying Value
Trading securities:
Mortgage-backed securities(1):
Other U.S. obligation single-family mortgage-backed securities	$—	$—	$1	$1	$2
Total trading securities	—	—	1	1	2
Yield on trading securities	—%	—%	2.36%	2.46%
Available-for-sale securities:
Certificates of deposit	$1,350	$—	$—	$—	$1,350
Total available-for-sale securities	1,350	—	—	—	1,350
Yield on available-for sale securities	0.15%	—%	—%	—%
Held-to-maturity securities:
Government-sponsored enterprises	$26	$—	$—	$—	$26
Mortgage-backed securities(1):
Other U.S. obligation single-family mortgage-backed securities	—	213	839	987	2,039
Government-sponsored enterprise single-family mortgage-backed securities	—	149	620	11,878	12,647
Total held-to-maturity securities	26	362	1,459	12,865	14,712
Yield on held-to-maturity securities	0.09%	2.17%	1.82%	2.27%
Total securities	$1,376	$362	$1,460	$12,866	$16,064
Securities purchased under agreements to resell	3,343	—	—	—	3,343
Federal funds sold	6,600	—	—	—	6,600
Total investments	$11,319	$362	$1,460	$12,866	$26,007

(1)	Mortgage-backed securities allocated based on contractual principal maturities assuming no prepayments.

As of December 31, 2014, the FHLBank held securities of the following issuers with a book value greater than 10 percent of FHLBank capital. The table includes government-sponsored enterprises, securities of the U.S. government, and government agencies and corporations.

(In millions)	Total	Total
Name of Issuer	Carrying Value	Fair Value
Freddie Mac	$4,557	$4,585
Fannie Mae	8,116	8,161
National Credit Union Administration Trust	1,052	1,056
Government National Mortgage Association	989	994
Certificates of deposit (4 issuers)	1,350	1,350
Total investment securities	$16,064	$16,146

Loan Portfolio Analysis

The FHLBank's outstanding loans, loans 90 days or more past due and accruing interest, and allowance for credit loss information for the five years ended December 31 are shown below. The FHLBank's interest and related shortfall on non-accrual loans and loans modified in troubled debt restructurings was not material during the years presented below.

(Dollars in millions)	2014	2013	2012	2011	2010
Domestic:
Advances	$70,406	$65,270	$53,944	$28,424	$30,181
Real estate mortgages	$6,989	$6,826	$7,548	$7,871	$7,782
Real estate mortgages past due 90 days or more (including those in process of foreclosure) and still accruing interest	$66	$89	$113	$145	$133
Non-accrual loans, unpaid principal balance (1)	$4	$3	$3	$2	$—
Troubled debt restructurings (not included above)	$5	$4	$3	$1	$—
Allowance for credit losses on mortgage loans, beginning of year	$7	$18	$21	$12	$—
Charge-offs	(2)	(4)	(4)	(3)	(1)
(Reversal) provision for credit losses	—	(7)	1	12	13
Allowance for credit losses on mortgage loans, end of year	$5	$7	$18	$21	$12
Ratio of net charge-offs during the period to average loans outstanding during the period	0.03%	0.05%	0.06%	0.05%	0.02%

(1)	See Note 1 of the Notes to Financial Statements for an explanation of the FHLBank's non-accrual policy.

Other Borrowings

Borrowings with original maturities of one year or less are classified as short-term. The following is a summary of short-term borrowings exceeding 30 percent of total capital for the years ended December 31:

(Dollars in millions)	2014	2013	2012
Discount Notes
Outstanding at year-end (book value)	$41,232	$38,210	$30,840
Weighted average rate at year-end (1) (2)	0.09%	0.09%	0.13%
Daily average outstanding for the year (book value)	$35,992	$34,574	$29,499
Weighted average rate for the year (2)	0.08%	0.11%	0.10%
Highest outstanding at any month-end (book value)	$41,232	$38,926	$32,556
Bonds (short-term)
Outstanding at year-end (par value)	$17,810	$21,650	$9,140
Weighted average rate at year-end (2) (3)	0.10%	0.11%	0.17%
Daily average outstanding for the year (par value)	$18,810	$16,583	$3,527
Weighted average rate for the year (2) (3)	0.10%	0.13%	0.19%
Highest outstanding at any month-end (par value)	$22,235	$22,010	$9,140

(1)	Represents an implied rate without consideration of concessions.

(2)	Amounts used to calculate weighted average rates for the year are based on dollars in thousands. Accordingly, recalculations based upon amounts in millions may not produce the same results.

(3)	Represents the effective coupon rate.

Term Deposits

At December 31, 2014, term deposits in denominations of $100,000 or more totaled $99,550,000. The table below presents the maturities for term deposits in denominations of $100,000 or more:

(In millions) By remaining maturity at December 31, 2014	3 months or less	Over 3 months but within 6 months	Over 6 months but within 12 months	Over 12 months but within 24 months	Total
Time certificates of deposit	$22	$13	$34	$31	$100

Ratios

	2014	2013	2012
Return on average assets	0.24%	0.28%	0.35%
Return on average equity	4.93	5.10	6.20
Average equity to average assets	4.90	5.47	5.68
Dividend payout ratio	72.20%	68.10%	60.09%

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

In our opinion, the accompanying statements of condition and the related statements of income, comprehensive income, capital, and cash flows present fairly, in all material respects, the financial position of the Federal Home Loan Bank of Cincinnati (the "FHLBank") at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the FHLBank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The FHLBank's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included under Item 9A in Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the FHLBank's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Cincinnati, Ohio
March 19, 2015

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CONDITION
(In thousands, except par value)

	December 31,
	2014	2013
ASSETS
Cash and due from banks (Note 3)	$3,109,970	$8,598,933
Interest-bearing deposits	119	166
Securities purchased under agreements to resell	3,343,000	2,350,000
Federal funds sold	6,600,000	1,740,000
Investment securities:
Trading securities (Note 4)	1,341	1,578
Available-for-sale securities (Note 5)	1,349,977	2,184,879
Held-to-maturity securities (includes $0 and $0 pledged as collateral in 2014 and 2013, respectively, that may be repledged) (a) (Note 6)	14,712,271	16,087,162
Total investment securities	16,063,589	18,273,619
Advances (includes $15,042 and $0 at fair value under fair value option in 2014 and 2013, respectively) (Note 8)	70,405,616	65,270,390
Mortgage loans held for portfolio:
Mortgage loans held for portfolio (Note 9)	6,989,602	6,825,523
Less: allowance for credit losses on mortgage loans (Note 10)	4,919	7,233
Mortgage loans held for portfolio, net	6,984,683	6,818,290
Accrued interest receivable	81,384	85,151
Premises, software, and equipment, net	11,282	13,811
Derivative assets (Note 11)	14,699	3,241
Other assets	26,077	27,101
TOTAL ASSETS	$106,640,419	$103,180,702
LIABILITIES
Deposits (Note 12)	$729,936	$913,895
Consolidated Obligations, net (Note 13):
Discount Notes	41,232,127	38,209,946
Bonds (includes $4,209,640 and $4,018,370 at fair value under fair value option in 2014 and 2013, respectively)	59,216,557	58,162,739
Total Consolidated Obligations, net	100,448,684	96,372,685
Mandatorily redeemable capital stock (Note 15)	62,963	115,853
Accrued interest payable	114,781	116,381
Affordable Housing Program payable (Note 14)	98,103	93,789
Derivative liabilities (Note 11)	63,767	97,766
Other liabilities	183,177	160,226
Total liabilities	101,701,411	97,870,595
Commitments and contingencies (Note 20)
CAPITAL (Note 15)
Capital stock Class B putable ($100 par value); issued and outstanding shares: 42,665 shares in 2014 and 46,980 shares in 2013	4,266,543	4,697,985
Retained earnings:
Unrestricted	529,367	510,321
Restricted	159,694	110,843
Total retained earnings	689,061	621,164
Accumulated other comprehensive loss (Note 16)	(16,596)	(9,042)
Total capital	4,939,008	5,310,107
TOTAL LIABILITIES AND CAPITAL	$106,640,419	$103,180,702

(a)	Fair values: $14,794,326 and $15,808,397 at December 31, 2014 and 2013, respectively.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF INCOME
(In thousands)

	For the Years Ended December 31,
	2014	2013	2012
INTEREST INCOME:
Advances	$314,800	$305,658	$240,637
Prepayment fees on Advances, net	3,624	2,473	20,064
Interest-bearing deposits	85	185	571
Securities purchased under agreements to resell	1,261	1,872	4,527
Federal funds sold	5,426	6,232	6,844
Trading securities	25	31	35,580
Available-for-sale securities	3,204	1,827	2,794
Held-to-maturity securities	343,042	313,181	297,127
Mortgage loans held for portfolio	236,882	268,691	312,696
Loans to other FHLBanks	—	5	3
Total interest income	908,349	900,155	920,843
INTEREST EXPENSE:
Consolidated Obligations - Discount Notes	27,439	36,686	30,699
Consolidated Obligations - Bonds	559,480	529,788	569,949
Deposits	264	326	383
Loans from other FHLBanks	—	5	1
Mandatorily redeemable capital stock	4,190	5,506	11,690
Other borrowings	—	—	1
Total interest expense	591,373	572,311	612,723
NET INTEREST INCOME	316,976	327,844	308,120
(Reversal) provision for credit losses	(500)	(7,450)	1,459
NET INTEREST INCOME AFTER (REVERSAL) PROVISION FOR CREDIT LOSSES	317,476	335,294	306,661
NON-INTEREST INCOME:
Net losses on trading securities	(9)	(19)	(32,770)
Net realized gains from sale of held-to-maturity securities	—	—	29,292
Net gains on financial instruments held under fair value option	2,174	330	1,939
Net gains on derivatives and hedging activities	6,627	7,903	8,735
Standby Letters of Credit fees	10,767	8,066	3,144
Other, net	3,071	3,511	3,072
Total non-interest income	22,630	19,791	13,412
NON-INTEREST EXPENSE:
Compensation and benefits	36,777	33,992	30,854
Other operating expenses	17,454	17,493	14,048
Finance Agency	7,084	5,203	6,002
Office of Finance	4,374	4,535	3,442
Other	2,559	3,164	3,624
Total non-interest expense	68,248	64,387	57,970
INCOME BEFORE ASSESSMENTS	271,858	290,698	262,103
Affordable Housing Program assessments	27,605	29,620	27,379
NET INCOME	$244,253	$261,078	$234,724

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	For the Years Ended December 31,
	2014	2013	2012
Net income	$244,253	$261,078	$234,724
Other comprehensive income adjustments:
Net unrealized gains (losses) on available-for-sale securities	97	(121)	1,014
Pension and postretirement benefits	(7,651)	2,813	(1,747)
Total other comprehensive income adjustments	(7,554)	2,692	(733)
Comprehensive income	$236,699	$263,770	$233,991

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CAPITAL
(In thousands)

	Capital Stock Class B - Putable		Retained Earnings			Accumulated Other Comprehensive	Total
	Shares	Par Value	Unrestricted	Restricted	Total	Loss	Capital
BALANCE, DECEMBER 31, 2011	31,259	$3,125,895	$432,530	$11,683	$444,213	$(11,001)	$3,559,107
Proceeds from sale of capital stock	9,248	924,853					924,853
Net shares reclassified to mandatorily redeemable capital stock	(401)	(40,126)					(40,126)
Comprehensive income			187,779	46,945	234,724	(733)	233,991
Cash dividends on capital stock			(141,056)		(141,056)		(141,056)
BALANCE, DECEMBER 31, 2012	40,106	4,010,622	479,253	58,628	537,881	(11,734)	4,536,769
Proceeds from sale of capital stock	7,208	720,820					720,820
Net shares reclassified to mandatorily redeemable capital stock	(334)	(33,457)					(33,457)
Comprehensive income			208,863	52,215	261,078	2,692	263,770
Cash dividends on capital stock			(177,795)		(177,795)		(177,795)
BALANCE, DECEMBER 31, 2013	46,980	4,697,985	510,321	110,843	621,164	(9,042)	5,310,107
Proceeds from sale of capital stock	835	83,543					83,543
Repurchase of capital stock	(4,979)	(497,875)					(497,875)
Net shares reclassified to mandatorily redeemable capital stock	(171)	(17,110)					(17,110)
Comprehensive income			195,402	48,851	244,253	(7,554)	236,699
Cash dividends on capital stock			(176,356)		(176,356)		(176,356)
BALANCE, DECEMBER 31, 2014	42,665	$4,266,543	$529,367	$159,694	$689,061	$(16,596)	$4,939,008

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2014	2013	2012
OPERATING ACTIVITIES:
Net income	$244,253	$261,078	$234,724
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,188	(512)	59,389
Net change in derivative and hedging activities	16,224	35,607	69,279
Net change in fair value adjustments on trading securities	9	19	32,770
Net change in fair value adjustments on financial instruments held under fair value option	(2,174)	(330)	(1,939)
Other adjustments	(393)	(7,464)	(27,830)
Net change in:
Accrued interest receivable	3,746	(1,216)	30,354
Other assets	(739)	(3,244)	(726)
Accrued interest payable	(3,177)	10,829	(36,317)
Other liabilities	19,252	25,470	42,856
Total adjustments	40,936	59,159	167,836
Net cash provided by operating activities	285,189	320,237	402,560

INVESTING ACTIVITIES:
Net change in:
Interest-bearing deposits	30,579	119,127	279,777
Securities purchased under agreements to resell	(993,000)	1,450,000	(3,800,000)
Federal funds sold	(4,860,000)	1,610,000	(1,080,000)
Premises, software, and equipment	(686)	(7,203)	(2,129)
Trading securities:
Net decrease in short-term	—	—	2,510,301
Proceeds from maturities of long-term	228	325	317,746
Available-for-sale securities:
Net decrease (increase) in short-term	835,000	(2,185,000)	4,172,157
Held-to-maturity securities:
Net decrease (increase) in short-term	1,386	(1,247)	835,392
Proceeds from maturities of long-term	2,093,933	2,686,432	3,771,382
Proceeds from sale of long-term	—	—	507,531
Purchases of long-term	(719,833)	(5,977,152)	(5,323,500)
Advances:
Proceeds	1,120,239,271	697,384,820	749,327,365
Made	(1,125,441,755)	(708,852,213)	(775,104,699)
Mortgage loans held for portfolio:
Principal collected	1,070,820	1,890,141	2,666,537
Purchases	(1,260,888)	(1,203,883)	(2,374,523)
Net cash used in investing activities	(9,004,945)	(13,085,853)	(23,296,663)

The accompanying notes are an integral part of these financial statements.

(continued from previous page)
FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CASH FLOWS
(In thousands)
	For the Years Ended December 31,
	2014	2013	2012
FINANCING ACTIVITIES:
Net (decrease) increase in deposits and pass-through reserves	$(200,660)	$(260,961)	$108,546
Net payments on derivative contracts with financing elements	(31,195)	(42,054)	(113,976)
Net proceeds from issuance of Consolidated Obligations:
Discount Notes	270,415,559	165,083,112	250,629,492
Bonds	41,461,146	34,035,263	35,063,026
Payments for maturing and retiring Consolidated Obligations:
Discount Notes	(267,394,419)	(157,714,961)	(245,932,389)
Bonds	(40,358,950)	(20,166,866)	(19,557,835)
Proceeds from issuance of capital stock	83,543	720,820	924,853
Payments for repurchase/redemption of mandatorily redeemable capital stock	(70,000)	(128,432)	(104,079)
Payments for repurchase of capital stock	(497,875)	—	—
Cash dividends paid	(176,356)	(177,795)	(141,056)
Net cash provided by financing activities	3,230,793	21,348,126	20,876,582
Net (decrease) increase in cash and cash equivalents	(5,488,963)	8,582,510	(2,017,521)
Cash and cash equivalents at beginning of the period	8,598,933	16,423	2,033,944
Cash and cash equivalents at end of the period	$3,109,970	$8,598,933	$16,423
Supplemental Disclosures:
Interest paid	$621,865	$584,640	$649,609
Affordable Housing Program payments, net	$23,291	$18,503	$18,902

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI

NOTES TO FINANCIAL STATEMENTS

Background Information

The Federal Home Loan Bank of Cincinnati (the FHLBank), a federally chartered corporation, is one of 12 District Federal Home Loan Banks (FHLBanks). The FHLBanks serve the public by enhancing the availability of credit for residential mortgages and targeted community development. The FHLBank provides a readily available, competitively-priced source of funds to its member institutions. The FHLBank is a cooperative whose member institutions own nearly all of the capital stock of the FHLBank and may receive dividends on their investment to the extent declared by the FHLBank's Board of Directors. Former members own the remaining capital stock to support business transactions still carried on the FHLBank's Statements of Condition. Regulated financial depositories and insurance companies engaged in residential housing finance may apply for membership. Housing associates, including state and local housing authorities, may also borrow from the FHLBank; while eligible to borrow, housing authorities are not members of the FHLBank and, therefore, are not allowed to hold capital stock. A housing authority is eligible to utilize the Advance programs of the FHLBank if it meets applicable statutory requirements. It must be a U.S. Department of Housing and Urban Development approved mortgagee and must also meet applicable mortgage lending, financial condition, as well as charter, inspection and supervision requirements.

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

Interest Bearing Deposits, Securities Purchased Under Agreements to Resell, and Federal Funds Sold. These investments provide short-term liquidity and are carried at cost. Interest bearing deposits include certificates of deposits (CDs) not meeting the definition of an investment security. The FHLBank treats securities purchased under agreements to resell as short-term collateralized loans, which are classified as assets in the Statements of Condition. Securities purchased under agreements to resell are held in safekeeping in the name of the FHLBank by third-party custodians approved by the FHLBank. If the market value of the underlying securities decrease below the market value required as collateral, the counterparty has the option to (1) place an equivalent amount of additional securities in safekeeping in the name of the FHLBank or (2) remit an equivalent amount of cash. Federal funds sold consist of short-term, unsecured loans generally transacted with counterparties that are considered by the FHLBank to be of investment quality.

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

Recognition of Other-than-Temporary Impairment. If either of the first two conditions above is met, the FHLBank recognizes an other-than-temporary impairment charge in earnings equal to the entire difference between the security's amortized cost basis and its fair value as of the Statement of Condition date. For securities in an unrealized loss position that do not meet either of these conditions, the entire loss position, or total other-than-temporary impairment, is evaluated to determine the extent and amount of credit loss.

Advances. The FHLBank reports Advances (loans to members, former members or housing associates) either at amortized cost or at fair value when the fair value option is elected. Advances carried at amortized cost are reported net of premiums, discounts (including discounts on Advances related to the Affordable Housing Program (AHP), as discussed below), unearned commitment fees and hedging adjustments. The FHLBank amortizes the premiums and accretes the discounts on Advances to interest income using a level-yield methodology. The FHLBank records interest on Advances to income as earned. For Advances carried at fair value, interest income is recognized based on the contractual interest rate.

Advance Modifications. In cases in which the FHLBank funds a new Advance concurrent with or within a short period of time before or after the prepayment of an existing Advance, the FHLBank evaluates whether the new Advance meets the accounting criteria to qualify as a modification of an existing Advance or whether it constitutes a new Advance. The FHLBank compares the present value of cash flows on the new Advance to the present value of cash flows remaining on the existing Advance. If there is at least a 10 percent difference in the cash flows, or if the FHLBank concludes the differences between the Advances are more than minor based on qualitative factors, the Advance is accounted for as a new Advance. In all other instances, the new Advance is accounted for as a modification.

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

If a new Advance does not qualify as a modification of an existing Advance, it is treated as an Advance termination with subsequent funding of a new Advance and the existing fees, net of related hedging adjustments, are recorded in interest income as “Prepayment fees on Advances, net.”

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

For those mortgage loans placed on non-accrual status, accrued but uncollected interest is reversed against interest income. The FHLBank records cash payments received on non-accrual loans first as interest income and then as a reduction of principal as specified in the contractual agreement, unless the collection of the remaining principal amount due is considered doubtful. If the collection of the remaining principal amount due is considered doubtful, cash payments received are applied first solely to principal until the remaining principal amount due is expected to be collected and then as a recovery of any charge-off, if applicable, followed by recording interest income. A loan on non-accrual status may be restored to accrual status when (1) none of its contractual principal and interest is due and unpaid, and the FHLBank expects repayment of the remaining contractual interest and principal, or (2) it otherwise becomes well secured and in the process of collection.

Charge-off Policy. The FHLBank evaluates whether to record a charge-off on a conventional mortgage loan upon the occurrence of a confirming event. Confirming events include, but are not limited to, the occurrence of foreclosure or notification of a claim against any of the credit enhancements. A charge-off is recorded if the recorded investment in the loan will not be recovered.

Premises, Software and Equipment, Net. The FHLBank records premises, software and equipment at cost less accumulated depreciation and amortization. The FHLBank's accumulated depreciation and amortization related to these items was $18,556,000 and $19,161,000 at December 31, 2014 and 2013. The FHLBank computes depreciation on a straight-line methodology over the estimated useful lives of assets ranging from three to ten years. The FHLBank amortizes leasehold improvements on a straight-line basis over the shorter of the estimated useful life of the improvement or the remaining term of the lease. The FHLBank capitalizes improvements and major renewals but expenses ordinary maintenance and repairs when incurred. Depreciation and amortization expense for premises, software and equipment was $3,108,000, $2,549,000, and $2,176,000 for the years ended December 31, 2014, 2013, and 2012.

The FHLBank includes gains and losses on disposal of premises, software and equipment in other income. The net realized (loss) gain on disposal of premises, software and equipment was $(106,000), $13,000, and $(3,000) for the years ended December 31, 2014, 2013, and 2012.

The cost of computer software developed or obtained for internal use is capitalized and amortized over future periods. As of December 31, 2014 and 2013, the FHLBank had $6,659,000 and $8,677,000 in unamortized computer software costs. Amortization of computer software costs charged to expense was $2,433,000, $1,814,000, and $1,528,000 for the years ended December 31, 2014, 2013, and 2012.

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

Changes in the fair value of a derivative that is designated and qualifies as a fair value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, are recorded in other income as “Net gains on derivatives and hedging activities.”

Accounting for Economic Hedges. An economic hedge is defined as a derivative hedging specific or non-specific underlying assets, liabilities, or firm commitments that does not qualify, or was not designated, for hedge accounting, but is an acceptable hedging strategy under the FHLBank's risk management program. These economic hedging strategies also comply with Finance Agency regulatory requirements prohibiting speculative hedge transactions. An economic hedge by definition introduces the potential for earnings variability caused by the changes in fair value of the derivatives that are recorded in the FHLBank's income but that are not offset by corresponding changes in the value of the economically hedged assets, liabilities, or firm commitments. As a result, the FHLBank recognizes only the change in fair value of these derivatives in other income as “Net gains on derivatives and hedging activities” with no offsetting fair value adjustments for the assets, liabilities, or firm commitments.

The difference between accruals of interest receivables and payables on derivatives that are designated as fair value hedge relationships is recognized as adjustments to the interest income or expense of the designated hedged item. The differentials between accruals of interest receivables and payables on economic hedges are recognized in other income as “Net gains on derivatives and hedging activities.”

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

Discontinuance of Hedge Accounting. The FHLBank discontinues hedge accounting prospectively when: (1) it determines that the derivative is no longer effective in offsetting changes in the fair value of a hedged item attributable to the hedged risk; (2) the derivative and/or the hedged item expires or is sold, terminated, or exercised; or (3) management determines that designating the derivative as a hedging instrument is no longer appropriate.

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

Consolidated Obligations. Consolidated Obligations are recorded at amortized cost unless the FHLBank has elected the fair value option, in which case the Consolidated Obligations are carried at fair value.

Concessions. Dealers receive concessions in connection with the issuance of certain Consolidated Obligations. The Office of Finance prorates the amount of the concession to the FHLBank based upon the percentage of the debt issued that is assumed by the FHLBank. Concessions paid on Consolidated Obligations designated under the fair value option are expensed as incurred in other non-interest expense. Concessions paid on Consolidated Obligation Bonds not designated under the fair value option are deferred and amortized, using a level-yield methodology, over the terms to maturity or the expected lives of the Consolidated Obligation Bonds. Unamortized concessions are included in “Other assets,” and the amortization of those concessions is included in Consolidated Obligation Bond interest expense.

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

Discounts and Premiums. The FHLBank accretes the discounts and amortizes the premiums on Consolidated Obligation Bonds to interest expense using a level-yield methodology over the terms to maturity or estimated lives of the corresponding Consolidated Obligation Bonds. Due to their short-term nature, it expenses the discounts on Consolidated Obligation Discount Notes using a straight-line methodology over the term of the Notes. Analyses of a straight-line compared to a level-yield methodology have been performed by the FHLBank, and the FHLBank has determined that the impact of the difference on the financial statements for each period reported, taken individually and as a whole, is not material.

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

Office of Finance Expenses. The FHLBank is assessed for its proportionate share of the costs of operating the Office of Finance. Each FHLBank's proportionate share of Office of Finance operating and capital expenditures is calculated using a formula that is based upon the following components: (1) two-thirds based upon each FHLBank's share of total Consolidated Obligations outstanding and (2) one-third based upon an equal pro rata allocation.

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

Note 2 - Recently Issued Accounting Standards and Interpretations

Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure. On August 8, 2014, the Financial Accounting Standards Board (FASB) issued amended guidance relating to the classification and measurement of certain government-guaranteed mortgage loans upon foreclosure. The amendments in this guidance require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if certain conditions are met. This guidance became effective for the FHLBank for the interim and annual periods beginning on January 1, 2015, and was adopted prospectively. The adoption of this guidance will not have a material effect on the FHLBank's financial condition, results of operations, or cash flows.

Repurchase-to Maturity Transactions, Repurchase Financings, and Disclosures. On June 12, 2014, the FASB issued amended guidance for repurchase-to-maturity transactions and repurchase agreements executed as repurchase financings. This amendment requires secured borrowing accounting treatment for repurchase-to-maturity transactions and provides guidance on accounting for repurchase financing arrangements. In addition, this guidance requires additional disclosures, particularly on transfers accounted for as sales that are economically similar to repurchase agreements and on the nature of collateral pledged in repurchase agreements accounted for as secured borrowings. This guidance became effective for the FHLBank for interim and annual periods beginning on January 1, 2015. The changes in accounting for transactions outstanding on the effective date were presented as a cumulative-effect adjustment to retained earnings as of January 1, 2015. The adoption of this guidance will not have a material effect on the FHLBank's financial condition, results of operations, or cash flows.

Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. On January 17, 2014, the FASB issued guidance clarifying when consumer mortgage loans collateralized by real estate should be reclassified to real estate owned. Specifically, such collateralized mortgage loans should be reclassified to real estate owned when either the creditor obtains legal title to the residential real estate property upon completion of a foreclosure, or the borrower conveys all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed-in-lieu of foreclosure or through a similar legal agreement. This guidance became effective for the FHLBank for interim and annual periods beginning on January 1, 2015, and was adopted prospectively. The adoption of this guidance will not have a material effect on the FHLBank's financial condition, results of operations, or cash flows.

Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention. On April 9, 2012, the Finance Agency issued an advisory bulletin that establishes a standard and uniform methodology for adverse classification and identification of special mention assets and off-balance sheet credit exposures at the FHLBanks, excluding investment securities. The adverse classification requirements were implemented as of January 1, 2014; this implementation did not have a material effect on the FHLBank's financial condition, results of operations, or cash flows. The charge-off requirements were implemented on January 1, 2015. The adoption of these requirements will not have a material effect on the FHLBank's financial condition, results of operations, or cash flows.

Note 3 - Cash and Due from Banks

Compensating Balances. The FHLBank maintains collected cash balances with commercial banks in return for certain services. These agreements contain no legal restrictions on the withdrawal of funds. The average collected cash balances for the years ended December 31, 2014 and 2013 were approximately $77,000 and $68,000.

Pass-through Deposit Reserves. The FHLBank acts as a pass-through correspondent for member institutions required to deposit reserves with the Federal Reserve Banks. The amount shown as “Cash and due from banks” includes pass-through reserves deposited with Federal Reserve Banks of approximately $298,000 and $15,884,000 as of December 31, 2014 and 2013.

Note 4 - Trading Securities

Table 4.1 - Trading Securities by Major Security Types (in thousands)

Fair Value	December 31, 2014	December 31, 2013
Mortgage-backed securities:
Other U.S. obligation single-family mortgage-backed securities (1)	$1,341	$1,578
Total	$1,341	$1,578

(1)	Consists of Government National Mortgage Association (Ginnie Mae) mortgage-backed securities.

Table 4.2 - Net Losses on Trading Securities (in thousands)

	For the Years Ended December 31,
	2014	2013	2012
Net (losses) gains on trading securities held at period end	$(9)	$(19)	$8
Net losses on securities matured during the period	—	—	(32,778)
Net losses on trading securities	$(9)	$(19)	$(32,770)

Note 5 - Available-for-Sale Securities

Table 5.1 - Available-for-Sale Securities by Major Security Types (in thousands)

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Certificates of deposit	$1,350,001	$3	$(27)	$1,349,977
Total	$1,350,001	$3	$(27)	$1,349,977

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Certificates of deposit	$2,185,000	$1	$(122)	$2,184,879
Total	$2,185,000	$1	$(122)	$2,184,879

All securities outstanding with gross unrealized losses at December 31, 2014 have been in a continuous unrealized loss position for less than 12 months.

Table 5.2 - Available-for-Sale Securities by Contractual Maturity (in thousands)

	December 31, 2014		December 31, 2013
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$1,350,001	$1,349,977	$2,185,000	$2,184,879

Table 5.3 - Interest Rate Payment Terms of Available-for-Sale Securities (in thousands)

	December 31, 2014	December 31, 2013
Amortized cost of available-for-sale securities:
Fixed-rate	$1,350,001	$2,185,000

Realized Gains and Losses. The FHLBank had no sales of securities out of its available-for-sale portfolio for the years ended December 31, 2014, 2013 or 2012.

Note 6 - Held-to-Maturity Securities

Table 6.1 - Held-to-Maturity Securities by Major Security Types (in thousands)

	December 31, 2014
	Amortized Cost (1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding (Losses)	Fair Value
Non-mortgage-backed securities:
Government-sponsored enterprises (GSE) (2)	$26,099	$—	$—	$26,099
Total non-mortgage-backed securities	26,099	—	—	26,099
Mortgage-backed securities:
Other U.S. obligation single-family mortgage-backed securities (3)	2,038,960	10,021	(1,017)	2,047,964
GSE single-family mortgage-backed securities (4)	12,647,212	191,870	(118,819)	12,720,263
Total mortgage-backed securities	14,686,172	201,891	(119,836)	14,768,227
Total	$14,712,271	$201,891	$(119,836)	$14,794,326

	December 31, 2013
	Amortized Cost (1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding (Losses)	Fair Value
Non-mortgage-backed securities:
GSE (2)	$27,485	$1	$—	$27,486
Total non-mortgage-backed securities	27,485	1	—	27,486
Mortgage-backed securities:
Other U.S. obligation single-family mortgage-backed securities (3)	1,909,099	4,545	(26,396)	1,887,248
GSE single-family mortgage-backed securities (4)	14,150,578	141,962	(398,877)	13,893,663
Total mortgage-backed securities	16,059,677	146,507	(425,273)	15,780,911
Total	$16,087,162	$146,508	$(425,273)	$15,808,397

(1)	Carrying value equals amortized cost.

(2)	Consists of debt securities issued and effectively guaranteed by Freddie Mac and/or Fannie Mae, which have the support of the U.S. government, although they are not obligations of the U.S. government.

(3)	Consists of Ginnie Mae mortgage-backed securities and/or mortgage-backed securities issued or guaranteed by the National Credit Union Administration (NCUA) and the U.S. government.

(4)
Consists of mortgage-backed securities issued and effectively guaranteed by Freddie Mac and/or Fannie Mae, which have the support of the U.S. government, although they are not obligations of the U.S. government.

Table 6.2 - Net Purchased Discounts Included in the Amortized Cost of Mortgage-backed Securities Classified as Held-to-Maturity (in thousands)

	December 31, 2014	December 31, 2013
Premiums	$24,473	$32,458
Discounts	(51,357)	(58,658)
Net purchased discounts	$(26,884)	$(26,200)

Table 6.3 summarizes the held-to-maturity securities with unrealized losses, which are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

Table 6.3 - Held-to-Maturity Securities in a Continuous Unrealized Loss Position (in thousands)

	December 31, 2014
	Less than 12 Months		12 Months or more		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Mortgage-backed securities:
Other U.S. obligation single-family mortgage-backed securities (1)	$—	$—	$197,625	$(1,017)	$197,625	$(1,017)
GSE single-family mortgage-backed securities (2)	631,907	(1,348)	5,555,049	(117,471)	6,186,956	(118,819)
Total	$631,907	$(1,348)	$5,752,674	$(118,488)	$6,384,581	$(119,836)

	December 31, 2013
	Less than 12 Months		12 Months or more		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Mortgage-backed securities:
Other U.S. obligation single-family mortgage-backed securities (1)	$663,278	$(26,396)	$—	$—	$663,278	$(26,396)
GSE single-family mortgage-backed securities (2)	8,817,132	(397,252)	48,902	(1,625)	8,866,034	(398,877)
Total	$9,480,410	$(423,648)	$48,902	$(1,625)	$9,529,312	$(425,273)

(1)	Consists of Ginnie Mae mortgage-backed securities.

(2)
Consists of mortgage-backed securities issued and effectively guaranteed by Freddie Mac and/or Fannie Mae, which have the support of the U.S. government, although they are not obligations of the U.S. government.

Table 6.4 - Held-to-Maturity Securities by Contractual Maturity (in thousands)

	December 31, 2014		December 31, 2013
Year of Maturity	Amortized Cost (1)	Fair Value	Amortized Cost (1)	Fair Value
Non-mortgage-backed securities:
Due in 1 year or less	$26,099	$26,099	$27,485	$27,486
Due after 1 year through 5 years	—	—	—	—
Due after 5 years through 10 years	—	—	—	—
Due after 10 years	—	—	—	—
Total non-mortgage-backed securities	26,099	26,099	27,485	27,486
Mortgage-backed securities (2)	14,686,172	14,768,227	16,059,677	15,780,911
Total	$14,712,271	$14,794,326	$16,087,162	$15,808,397

(1)	Carrying value equals amortized cost.

(2)
Mortgage-backed securities are not presented by contractual maturity because their expected maturities will likely differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 6.5 - Interest Rate Payment Terms of Held-to-Maturity Securities (in thousands)

	December 31, 2014	December 31, 2013
Amortized cost of non-mortgage-backed securities:
Fixed-rate	$26,099	$27,485
Total amortized cost of non-mortgage-backed securities	26,099	27,485
Amortized cost of mortgage-backed securities:
Fixed-rate	12,091,591	13,048,808
Variable-rate	2,594,581	3,010,869
Total amortized cost of mortgage-backed securities	14,686,172	16,059,677
Total	$14,712,271	$16,087,162

Realized Gains and Losses. The FHLBank sold securities out of its held-to-maturity portfolio during the periods noted below in Table 6.6, each of which had less than 15 percent of the acquired principal outstanding at the time of the sale. These sales are considered maturities for the purposes of security classification.

Table 6.6 - Proceeds from Sale and Gains on Held-to-Maturity Securities (in thousands)

	For the Years Ended December 31,
	2014	2013	2012
Proceeds from sale of held-to-maturity securities	$—	$—	$507,531
Gross gains from sale of held-to-maturity securities	—	—	29,292

Note 7 - Other-Than-Temporary Impairment Analysis

The FHLBank evaluates its individual available-for-sale and held-to-maturity investment securities holdings in an unrealized loss position for other-than-temporary impairment on a quarterly basis.

For its other U.S. obligations and GSE investments (mortgage-backed securities and non-mortgage-backed securities), the FHLBank determined that the strength of the issuers' guarantees through direct obligations or support from the U.S. government is sufficient to protect the FHLBank from losses based on current expectations. As a result, the FHLBank determined that, as of December 31, 2014, all of the gross unrealized losses on these investments were temporary as the declines in market value of these securities were not attributable to credit quality. Furthermore, the FHLBank does not intend to sell the investments, and it is not more likely than not that the FHLBank will be required to sell the investments before recovery of their amortized cost bases. As a result, the FHLBank did not consider any of these investments to be other-than-temporarily impaired at December 31, 2014.

The FHLBank also reviewed its available-for-sale securities that have experienced unrealized losses at December 31, 2014 and determined that the unrealized losses were temporary, based on the creditworthiness of the issuers and the related collateral characteristics, and that the FHLBank will recover its entire amortized cost basis. Additionally, because the FHLBank does not intend to sell these securities, nor is it more likely than not that the FHLBank will be required to sell the securities before recovery, it did not consider the investments to be other-than-temporarily impaired at December 31, 2014.

The FHLBank did not consider any of its investments to be other-than-temporarily impaired at December 31, 2013.

Note 8 - Advances

The FHLBank offers a wide range of fixed- and variable-rate Advance products with different maturities, interest rates, payment characteristics and optionality. Fixed-rate Advances generally have maturities ranging from one day to 30 years. Variable-rate advances generally have maturities ranging from less than 30 days to 10 years, where the interest rates reset periodically at a fixed spread to the London Interbank Offered Rate (LIBOR) or other specified index. At December 31, 2014 and 2013, the FHLBank had Advances outstanding, including AHP Advances (see Note 14), at interest rates ranging from 0.00 percent to 9.20 percent. Advances with interest rates of 0.00 percent are AHP Advances. The following table presents Advance redemptions by contractual maturity, including index-amortizing Advances, which are presented according to their predetermined amortization schedules.

Table 8.1 - Advance Redemption Terms (dollars in thousands)

	December 31, 2014		December 31, 2013
Redemption Term	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Overdrawn demand deposit accounts	$—	—%	$150	0.20%
Due in 1 year or less	14,139,630	0.40	17,729,350	0.42
Due after 1 year through 2 years	14,810,847	0.54	6,614,470	0.63
Due after 2 years through 3 years	12,829,760	0.69	9,485,558	0.64
Due after 3 years through 4 years	14,222,722	0.60	9,444,110	0.81
Due after 4 years through 5 years	10,724,619	0.54	11,831,887	0.61
Thereafter	3,570,929	1.51	9,987,245	0.78
Total par value	70,298,507	0.60	65,092,770	0.62
Commitment fees	(699)		(750)
Discount on AHP Advances	(12,110)		(14,953)
Premiums	3,058		3,413
Discounts	(12,572)		(14,104)
Hedging adjustments	129,390		204,014
Fair value option valuation adjustments and accrued interest	42		—
Total	$70,405,616		$65,270,390

The FHLBank offers Advances to members that may be prepaid on specified dates (call dates) without incurring prepayment or termination fees (callable Advances). If the call option is exercised, replacement funding may be available. Other Advances may only be prepaid subject to a prepayment fee paid to the FHLBank that makes the FHLBank financially indifferent to the prepayment of the Advance. At December 31, 2014 and 2013, the FHLBank had callable Advances (in thousands) of $15,098,357 and $10,072,203.

Table 8.2 - Advances by Year of Contractual Maturity or Next Call Date for Callable Advances (in thousands)

Year of Contractual Maturity or Next Call Date	December 31, 2014	December 31, 2013
Overdrawn demand deposit accounts	$—	$150
Due in 1 year or less	23,003,946	25,109,451
Due after 1 year through 2 years	12,159,384	5,300,184
Due after 2 years through 3 years	9,659,975	7,149,237
Due after 3 years through 4 years	12,295,893	7,050,325
Due after 4 years through 5 years	9,970,280	10,877,078
Thereafter	3,209,029	9,606,345
Total par value	$70,298,507	$65,092,770

The FHLBank also offers putable Advances. With a putable Advance, the FHLBank effectively purchases put options from the member that allows the FHLBank to terminate the Advance at predetermined dates. The FHLBank normally would exercise its option when interest rates increase relative to contractual rates. At December 31, 2014 and 2013, the FHLBank had putable Advances, excluding those where the related put options have expired, totaling (in thousands) $1,617,400 and $2,146,400.

Table 8.3 - Advances by Year of Contractual Maturity or Next Put/Convert Date for Putable/Convertible Advances (in thousands)

Year of Contractual Maturity or Next Put/Convert Date	December 31, 2014	December 31, 2013
Overdrawn demand deposit accounts	$—	$150
Due in 1 year or less	15,753,030	19,681,750
Due after 1 year through 2 years	14,663,847	6,424,970
Due after 2 years through 3 years	12,115,860	9,338,558
Due after 3 years through 4 years	13,649,722	8,582,710
Due after 4 years through 5 years	10,715,119	11,256,887
Thereafter	3,400,929	9,807,745
Total par value	$70,298,507	$65,092,770

Table 8.4 - Advances by Interest Rate Payment Terms (in thousands)

	December 31, 2014	December 31, 2013
Fixed-rate (1)
Due in one year or less	$8,638,946	$6,706,181
Due after one year	9,306,104	8,774,636
Total fixed-rate (1)	17,945,050	15,480,817
Variable-rate (1)
Due in one year or less	5,500,684	10,580,389
Due after one year	46,852,773	39,031,564
Total variable-rate (1)	52,353,457	49,611,953
Total par value	$70,298,507	$65,092,770

(1)	Payment terms based on current interest rate terms, which reflect any option exercises or rate conversions that have occurred subsequent to the related Advance issuance.

Credit Risk Exposure and Security Terms. The FHLBank's potential credit risk from Advances is concentrated in commercial banks and insurance companies. The FHLBank's Advances outstanding that were greater than or equal to $1.0 billion per borrower were $56.6 billion (80.5 percent) and $51.6 billion (79.3 percent) at December 31, 2014 and 2013, respectively. These Advances were made to 6 borrowers (members and former members) at December 31, 2014 and 2013. See Note 10 for information related to the FHLBank's credit risk on Advances and allowance methodology for credit losses.

Table 8.5 - Borrowers Holding Five Percent or more of Total Advances, Including Any Known Affiliates that are Members of the FHLBank (dollars in millions)

December 31, 2014			December 31, 2013
	Principal	% of Total		Principal	% of Total
JPMorgan Chase Bank, N.A.	$41,300	59%	JPMorgan Chase Bank, N.A.	$41,700	64%
U.S. Bank, N.A.	8,338	12	U.S. Bank, N.A.	4,584	7
Total	$49,638	71%	Total	$46,284	71%

Note 9 - Mortgage Loans Held for Portfolio

Total mortgage loans held for portfolio represent residential mortgage loans under the MPP that the FHLBank's members originate, credit enhance, and then sell to the FHLBank. The FHLBank does not service any of these loans. The FHLBank plans to retain its existing portfolio of mortgage loans.

Table 9.1 - Mortgage Loans Held for Portfolio (in thousands)

	December 31, 2014	December 31, 2013
Unpaid principal balance:
Fixed rate medium-term single-family mortgage loans (1)	$1,393,525	$1,482,345
Fixed rate long-term single-family mortgage loans	5,402,479	5,160,854
Total unpaid principal balance	6,796,004	6,643,199
Premiums	179,540	177,180
Discounts	(2,460)	(3,631)
Hedging basis adjustments (2)	16,518	8,775
Total mortgage loans held for portfolio	$6,989,602	$6,825,523

(1)	Medium-term is defined as a term of 15 years or less.

(2)
Represents the unamortized balance of the mortgage purchase commitments' market values at the time of settlement. The market value of the commitment is included in the basis of the mortgage loan and amortized accordingly.

Table 9.2 - Mortgage Loans Held for Portfolio by Collateral/Guarantee Type (in thousands)

	December 31, 2014	December 31, 2013
Unpaid principal balance:
Conventional mortgage loans	$6,203,318	$5,897,804
Federal Housing Administration (FHA) mortgage loans	592,686	745,395
Total unpaid principal balance	$6,796,004	$6,643,199

For information related to the FHLBank's credit risk on mortgage loans and allowance for credit losses, see Note 10.

Table 9.3 - Members, Including Any Known Affiliates that are Members of the FHLBank, and Former Members Selling Five Percent or more of Total Unpaid Principal (dollars in millions)

	December 31, 2014			December 31, 2013
	Principal	% of Total		Principal	% of Total
Union Savings Bank	$1,593	23%	Union Savings Bank	$1,433	22%
PNC Bank, N.A.(1)	1,074	16	PNC Bank, N.A. (1)	1,356	20
Guardian Savings Bank FSB	406	6

(1)	Former member.

Note 10 - Allowance for Credit Losses

The FHLBank has established an allowance methodology for each of the FHLBank's portfolio segments: credit products (Advances, Letters of Credit and other extensions of credit to members); FHA mortgage loans held for portfolio; and conventional mortgage loans held for portfolio.

Credit products

The FHLBank manages its credit exposure to credit products through an integrated approach that includes establishing a credit limit for each borrower, includes an ongoing review of each borrower's financial condition and is coupled with detailed collateral and lending policies to limit risk of loss while balancing borrowers' needs for a reliable source of funding. In addition, the FHLBank lends to eligible borrowers in accordance with federal statutes, including the FHLBank Act, and Finance Agency regulations, which require the FHLBank to obtain sufficient collateral to fully secure credit products. The estimated value of the collateral required to secure each member's credit products is calculated by applying collateral discounts, or haircuts, to the value of the collateral. The FHLBank accepts certain investment securities, residential mortgage loans, deposits, and other real estate related assets as collateral. In addition, community financial institutions are eligible to utilize expanded statutory collateral provisions for small business and agriculture loans. The FHLBank's capital stock owned by its member borrowers is also pledged as collateral. Collateral arrangements and a member’s borrowing capacity vary based on the financial condition and performance of the institution, the types of collateral pledged and the overall quality of those assets. The FHLBank can also require additional or substitute collateral to protect its security interest. Management of the FHLBank believes that these policies effectively manage the FHLBank's credit risk from credit products.

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

Using a risk-based approach, the FHLBank considers the payment status, collateralization levels, and borrower's financial condition to be indicators of credit quality for its credit products. At December 31, 2014 and 2013, the FHLBank had rights to collateral on a member-by-member basis with an estimated value in excess of its outstanding extensions of credit.

The FHLBank evaluates and makes changes to its collateral guidelines, as necessary, based on current market conditions. At December 31, 2014 and 2013, the FHLBank did not have any Advances that were past due, in non-accrual status, or impaired. In addition, there were no troubled debt restructurings related to credit products of the FHLBank during 2014 or 2013.

The FHLBank has not experienced any credit losses on Advances since it was founded in 1932. Based upon the collateral held as security, its credit extension and collateral policies, management's credit analysis and the repayment history on credit products, the FHLBank did not record any credit losses on credit products as of December 31, 2014 or 2013. Accordingly, the FHLBank did not record any allowance for credit losses on Advances.

At December 31, 2014 and 2013, no liability to reflect an allowance for credit losses for off-balance sheet credit exposures was recorded. See Note 20 for additional information on the FHLBank's off-balance sheet credit exposure.

Mortgage Loans Held for Portfolio - FHA

The FHLBank invests in fixed-rate mortgage loans secured by one-to-four family residential properties insured by the FHA. Any losses from such loans are expected to be recovered from the FHA. Any losses from these loans that are not recovered from the FHA would be due to a claim rejection by the FHA and, as such, would be recoverable from the selling participating financial institutions. Therefore, the FHLBank only has credit risk for these loans if the seller or servicer fails to pay for losses not covered by the FHA insurance. As a result, the FHLBank did not establish an allowance for credit losses on its FHA insured mortgage loans. Furthermore, due to the insurance, none of these mortgage loans have been placed on non-accrual status.

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

Collectively Evaluated Mortgage Loans. The credit risk analysis of conventional loans evaluated collectively for impairment considers historical delinquency migration, applies estimated loss severities, and incorporates the associated credit enhancements in order to determine the FHLBank's best estimate of probable incurred losses at the reporting date. The credit risk analysis of all conventional mortgage loans is performed at the individual Master Commitment Contract level to properly determine the credit enhancements available to recover losses on loans under each individual Master Commitment Contract. The Master Commitment Contract is an agreement with a member in which the member agrees to make every attempt to sell a specific dollar amount of loans to the FHLBank over a one-year period. Migration analysis is a methodology for determining, through the FHLBank's experience over a historical period, the rate of default on loans. The FHLBank applies migration analysis to loans based on payment status categories such as current, 30, 60, and 90 days past due. The FHLBank then estimates, based on historical experience, how many loans in these categories may migrate to a loss realization event and applies a current loss severity to estimate losses. The estimated losses are then reduced by the probable cash flows resulting from available credit enhancements. Any credit enhancement cash flows that are projected and assessed as not probable of receipt do not reduce estimated losses.

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

Table 10.1 - Rollforward of Allowance for Credit Losses on Conventional Mortgage Loans (in thousands)

	For the Years Ended December 31,
	2014	2013	2012
Balance, beginning of period	$7,233	$17,907	$20,750
Charge-offs	(1,814)	(3,224)	(4,302)
(Reversal) provision for credit losses	(500)	(7,450)	1,459
Balance, end of period	$4,919	$7,233	$17,907

Table 10.2 - Allowance for Credit Losses and Recorded Investment on Conventional Mortgage Loans by Impairment Methodology (in thousands)

	December 31, 2014	December 31, 2013
Allowance for credit losses, end of period:
Collectively evaluated for impairment	$4,766	$7,159
Individually evaluated for impairment	153	74
Total	$4,919	$7,233
Recorded investment, end of period:
Collectively evaluated for impairment	$6,402,994	$6,082,636
Individually evaluated for impairment	8,639	7,799
Total recorded investment	$6,411,633	$6,090,435

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

Table 10.3 - Changes in the LRA (in thousands)

	For the Years Ended December 31,
	2014	2013	2012
LRA at beginning of year	$115,236	$102,680	$68,684
Additions	18,947	18,331	39,111
Claims	(2,075)	(4,118)	(3,409)
Scheduled distributions	(2,895)	(1,657)	(1,706)
LRA at end of period	$129,213	$115,236	$102,680

Credit Quality Indicators. Key credit quality indicators for mortgage loans include the migration of past due loans, non-accrual loans, and loans in process of foreclosure. The table below summarizes the FHLBank's key credit quality indicators for mortgage loans.

Table 10.4 - Recorded Investment in Delinquent Mortgage Loans (dollars in thousands)

	December 31, 2014
	Conventional MPP Loans	FHA Loans	Total
Past due 30-59 days delinquent	$49,053	$42,744	$91,797
Past due 60-89 days delinquent	13,597	12,881	26,478
Past due 90 days or more delinquent	42,991	25,045	68,036
Total past due	105,641	80,670	186,311
Total current mortgage loans	6,305,992	522,042	6,828,034
Total mortgage loans	$6,411,633	$602,712	$7,014,345
Other delinquency statistics:
In process of foreclosure, included above (1)	$34,854	$11,687	$46,541
Serious delinquency rate (2)	0.68%	4.27%	0.99%
Past due 90 days or more still accruing interest (3)	$41,857	$25,045	$66,902
Loans on non-accrual status, included above	$3,574	$—	$3,574

	December 31, 2013
	Conventional MPP Loans	FHA Loans	Total
Past due 30-59 days delinquent	$48,619	$53,305	$101,924
Past due 60-89 days delinquent	11,971	18,963	30,934
Past due 90 days or more delinquent	57,934	32,942	90,876
Total past due	118,524	105,210	223,734
Total current mortgage loans	5,971,911	654,399	6,626,310
Total mortgage loans	$6,090,435	$759,609	$6,850,044
Other delinquency statistics:
In process of foreclosure, included above (1)	$46,285	$18,595	$64,880
Serious delinquency rate (2)	0.96%	4.41%	1.34%
Past due 90 days or more still accruing interest (3)	$57,543	$32,942	$90,485
Loans on non-accrual status, included above	$3,077	$—	$3,077

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

The FHLBank did not have any real estate owned at December 31, 2014 or 2013.

Troubled Debt Restructurings. A troubled debt restructuring is considered to have occurred when a concession is granted to a borrower for economic or legal reasons related to the borrower's financial difficulties and that concession would not have been considered otherwise. The FHLBank's troubled debt restructurings primarily involve loans where an agreement permits the recapitalization of past due amounts up to the original loan amount and certain loans discharged in Chapter 7 bankruptcy. The FHLBank had 53 and 42 modified loans considered troubled debt restructurings at December 31, 2014 and 2013, respectively.

A loan considered a troubled debt restructuring is individually evaluated for impairment when determining its related allowance for credit losses. Credit loss is measured by factoring in expected cash shortfalls (i.e., loss severity rate) incurred as of the reporting date.

Table 10.5 - Recorded Investment in Troubled Debt Restructurings (in thousands)

Troubled debt restructurings	December 31, 2014	December 31, 2013
Conventional MPP Loans	$8,639	$7,799

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

	For the Years Ended December 31,
Defaulted troubled debt restructurings	2014	2013	2012
Conventional MPP Loans	$671	$793	$—

Modified loans that subsequently default may recognize a higher probability of loss when calculating the allowance for credit losses.

Individually Evaluated Impaired Loans. At December 31, 2014 and 2013, only certain conventional MPP loans individually evaluated for impairment required an allowance for credit losses. Table 10.7 presents the recorded investment, unpaid principal balance, and related allowance associated with these loans.

Table 10.7 - Individually Evaluated Impaired Loan Statistics by Product Class Level (in thousands)

	December 31, 2014			December 31, 2013
Conventional MPP loans	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance	$5,297	$5,165	$—	$4,959	$4,828	$—
With an allowance	3,342	3,293	153	2,840	2,801	74
Total	$8,639	$8,458	$153	$7,799	$7,629	$74

Table 10.8 - Average Recorded Investment of Individually Evaluated Impaired Loans and Related Interest Income Recognized (in thousands)

	For the Years Ended December 31,
	2014		2013		2012
Individually impaired loans	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Conventional MPP Loans	$8,029	$417	$6,615	$348	$4,331	$228

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

The FHLBank transacts its derivatives with large banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute Consolidated Obligations. Derivative transactions may be either executed with a counterparty (bilateral derivatives) or cleared through a Futures Commission Merchant (i.e., clearing agent), with a Derivative Clearing Organization (cleared derivatives).

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

An interest rate swap is an agreement between two entities to exchange cash flows in the future. The agreement sets the dates on which the cash flows will be paid and the manner in which the cash flows will be calculated. One of the simplest forms of an interest rate swap involves the promise by one party to pay cash flows equivalent to the interest on a notional principal amount at a predetermined fixed rate for a given period of time. In return for this promise, this party receives cash flows equivalent to the interest on the same notional principal amount at a variable-rate index for the same period of time. The variable-rate transacted by the FHLBank in its derivatives is LIBOR.

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

Table 11.1 - Fair Value of Derivative Instruments (in thousands)

	December 31, 2014
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as fair value hedging instruments:
Interest rate swaps	$4,301,547	$19,826	$138,150
Derivatives not designated as hedging instruments:
Interest rate swaps	4,635,000	900	6,559
Forward rate agreements	439,000	6	4,924
Mortgage delivery commitments	451,292	3,799	1
Total derivatives not designated as hedging instruments	5,525,292	4,705	11,484
Total derivatives before netting and collateral adjustments	$9,826,839	24,531	149,634
Netting adjustments and cash collateral (1)		(9,832)	(85,867)
Total derivative assets and total derivative liabilities		$14,699	$63,767

	December 31, 2013
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as fair value hedging instruments:
Interest rate swaps	$4,517,340	$36,061	$215,691
Derivatives not designated as hedging instruments:
Interest rate swaps	4,143,000	2,928	7,732
Forward rate agreements	31,000	454	—
Mortgage delivery commitments	36,620	2	412
Total derivatives not designated as hedging instruments	4,210,620	3,384	8,144
Total derivatives before netting and collateral adjustments	$8,727,960	39,445	223,835
Netting adjustments and cash collateral (1)		(36,204)	(126,069)
Total derivative assets and total derivative liabilities		$3,241	$97,766

(1)
Amounts represent the application of the netting requirements that allow the FHLBank to settle positive and negative positions and also cash collateral and related accrued interest held or placed by the FHLBank with the same clearing agent and/or counterparty. Cash collateral posted and related accrued interest was (in thousands) $78,755 and $109,288 at December 31, 2014 and 2013. Cash collateral received and related accrued interest was (in thousands) $2,720 and $19,423 at December 31, 2014 and 2013.

Table 11.2 presents the components of net gains on derivatives and hedging activities as presented in the Statements of Income.

Table 11.2 - Net Gains on Derivatives and Hedging Activities (in thousands)

	For the Years Ended December 31,
	2014	2013	2012
Derivatives and hedged items in fair value hedging relationships:
Interest rate swaps	$5,127	$10,837	$6,864
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	628	7,456	3,771
Forward rate agreements	(15,465)	(845)	(8,645)
Net interest settlements	706	328	(2,378)
Mortgage delivery commitments	15,631	(9,873)	9,123
Total net gains (losses) related to derivatives not designated as hedging instruments	1,500	(2,934)	1,871
Net gains on derivatives and hedging activities	$6,627	$7,903	$8,735

Table 11.3 presents by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the FHLBank's net interest income.

Table 11.3 - Effect of Fair Value Hedge-Related Derivative Instruments (in thousands)

	For the Years Ended December 31,
2014	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)
Hedged Item Type:
Advances	$76,295	$(71,315)	$4,980	$(91,232)
Consolidated Bonds	(15,633)	15,780	147	18,298
Total	$60,662	$(55,535)	$5,127	$(72,934)
2013
Hedged Item Type:
Advances	$156,025	$(145,843)	$10,182	$(106,452)
Consolidated Bonds	(26,341)	26,996	655	27,038
Total	$129,684	$(118,847)	$10,837	$(79,414)
2012
Hedged Item Type:
Advances	$268,944	$(261,817)	$7,127	$(244,836)
Consolidated Bonds	(8,666)	8,403	(263)	36,763
Total	$260,278	$(253,414)	$6,864	$(208,073)

(1)
The net effect of derivatives, in fair value hedge relationships, on net interest income is included in the interest income or interest expense line item of the respective hedged item type. These amounts include the effect of net interest settlements attributable to designated fair value hedges but do not include (in thousands) $(3,310), $(3,022), and $(3,566) of (amortization)/accretion related to fair value hedging activities for the years ended December 31, 2014, 2013, and 2012, respectively.

Offsetting of Derivative Assets and Derivative Liabilities

The FHLBank presents derivative instruments, related cash collateral, including initial and variation margin, received or pledged, and associated accrued interest, on a net basis by clearing agent and/or by counterparty when it has met the netting requirements.

Table 11.4 presents separately the fair value of derivative instruments meeting or not meeting netting requirements, including the related collateral received from or pledged to counterparties. At December 31, 2014 and 2013, the FHLBank did not receive or pledge any non-cash collateral. Any overcollateralization under an individual clearing agent and/or counterparty level is not included in the determination of the net unsecured amount.

Table 11.4 - Offsetting of Derivative Assets and Derivative Liabilities (in thousands)

	December 31, 2014
	Derivative Assets	Derivative Liabilities
Derivative instruments meeting netting requirements:
Gross recognized amount:
Bilateral derivatives	$19,585	$141,352
Cleared derivatives	1,141	3,357
Total gross recognized amount	20,726	144,709
Gross amounts of netting adjustments and cash collateral:
Bilateral derivatives	(19,544)	(82,510)
Cleared derivatives	9,712	(3,357)
Total gross amounts of netting adjustments and cash collateral	(9,832)	(85,867)
Net amounts after netting adjustments and cash collateral:
Bilateral derivatives	41	58,842
Cleared derivatives	10,853	—
Total net amounts after netting adjustments and cash collateral	10,894	58,842
Derivative instruments not meeting netting requirements(1):
Bilateral derivatives	3,805	4,925
Total derivative instruments not meeting netting requirements(1)	3,805	4,925
Total derivative assets and total derivative liabilities:
Bilateral derivatives	3,846	63,767
Cleared derivatives	10,853	—
Total derivative assets and total derivative liabilities	$14,699	$63,767

	December 31, 2013
	Derivative Assets	Derivative Liabilities
Bilateral derivative instruments meeting netting requirements:
Gross recognized amount	$38,989	$223,423
Gross amounts of netting adjustments and cash collateral	(36,204)	(126,069)
Net amounts after netting adjustments and cash collateral	2,785	97,354
Derivative instruments not meeting netting requirements(1)	456	412
Total derivative assets and total derivative liabilities	$3,241	$97,766

(1)	Represents mortgage delivery commitments and forward rate agreements that are not subject to an enforceable netting agreement.

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

Certain of the FHLBank's bilateral interest rate swap contracts contain provisions that require the FHLBank to post additional collateral with its counterparties if there is deterioration in the FHLBank's credit ratings. The aggregate fair value of all bilateral interest rate swaps with credit-risk-related contingent features that were in a liability position at December 31, 2014 was (in thousands) $121,808, for which the FHLBank had posted collateral with a fair value of (in thousands) $62,966 in the normal course of business.

If one of the FHLBank's credit ratings had been lowered to the next lower rating that would have triggered additional collateral to be delivered, the FHLBank would have been required to deliver up to an additional (in thousands) $12,353 of collateral at fair value to its derivatives counterparties at December 31, 2014.

For cleared derivatives, the Clearinghouse determines initial margin requirements and generally credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including, but not limited to, credit rating downgrades. At December 31, 2014, the FHLBank was not required to post additional initial margin by its clearing agents, based on credit considerations.

Note 12 - Deposits

The FHLBank offers demand and overnight deposits to members and qualifying nonmembers. In addition, the FHLBank offers short-term interest bearing deposit programs to members. A member that services mortgage loans may deposit funds collected in connection with the mortgage loans at the FHLBank, pending disbursement of such funds to the owners of the mortgage loans. The FHLBank classifies these items as other interest bearing deposits.

Certain financial institutions have agreed to maintain compensating balances in consideration for correspondent and other non-credit services. These balances are included in interest bearing deposits on the accompanying financial statements. The compensating balances required to be held by the FHLBank averaged (in thousands) $3,597,698 and $3,982,567 during 2014 and 2013.

Deposits classified as demand, overnight, and other pay interest based on a daily interest rate. Term deposits pay interest based on a fixed rate determined at the issuance of the deposit. The average interest rate paid on interest bearing deposits was 0.03 percent during 2014, 2013, and 2012.

Non-interest bearing deposits represent funds for which the FHLBank acts as a pass-through correspondent for member institutions required to deposit reserves with the Federal Reserve Banks.

Table 12.1- Deposits (in thousands)

	December 31, 2014	December 31, 2013
Interest bearing:
Demand and overnight	$624,446	$796,039
Term	99,600	96,100
Other	5,592	5,872
Total interest bearing	729,638	898,011

Non-interest bearing:
Other	298	15,884
Total non-interest bearing	298	15,884
Total deposits	$729,936	$913,895

The aggregate amount of time deposits with a denomination of $250 thousand or more was (in thousands) $99,550 and $96,000 as of December 31, 2014 and 2013, respectively.

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

The par values of the 12 FHLBanks' outstanding Consolidated Obligations were approximately $847.2 billion and $766.8 billion at December 31, 2014 and 2013. Regulations require the FHLBank to maintain unpledged qualifying assets equal to its participation in the Consolidated Obligations outstanding. Qualifying assets are defined as cash; secured Advances; obligations of or fully guaranteed by the United States; obligations, participations, or other instruments of or issued by Fannie Mae or Ginnie Mae; mortgages, obligations, or other securities which are or ever have been sold by Freddie Mac under the FHLBank Act; and such securities as fiduciary and trust funds may invest in under the laws of the state in which the FHLBank is located. Any assets subject to a lien or pledge for the benefit of holders of any issue of Consolidated Obligations are treated as if they were free from lien or pledge for purposes of compliance with these regulations.

Table 13.1 - Consolidated Discount Notes Outstanding (dollars in thousands)

	Book Value	Par Value	Weighted Average Interest Rate (1)
December 31, 2014	$41,232,127	$41,238,122	0.09%
December 31, 2013	$38,209,946	$38,216,860	0.09%

(1)	Represents an implied rate without consideration of concessions.

Table 13.2 - Consolidated Bonds Outstanding by Contractual Maturity (dollars in thousands)

	December 31, 2014		December 31, 2013
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$32,477,000	0.24%	$35,691,500	0.34%
Due after 1 year through 2 years	6,918,000	1.19	2,802,000	1.66
Due after 2 years through 3 years	4,594,000	1.56	3,295,000	2.12
Due after 3 years through 4 years	4,245,000	1.79	3,689,000	1.67
Due after 4 years through 5 years	2,647,000	2.08	3,415,000	1.86
Thereafter	8,217,000	2.79	9,102,000	2.66
Index amortizing notes	25,297	5.07	32,746	5.07
Total par value	59,123,297	1.00	58,027,246	1.04
Premiums	103,477		123,820
Discounts	(25,161)		(22,781)
Hedging adjustments	15,304		31,084
Fair value option valuation adjustment and accrued interest	(360)		3,370
Total	$59,216,557		$58,162,739

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

Table 13.3 - Consolidated Bonds Outstanding by Call Features (in thousands)

	December 31, 2014	December 31, 2013
Par value of Consolidated Bonds:
Non-callable	$49,976,297	$46,670,246
Callable	9,147,000	11,357,000
Total par value	$59,123,297	$58,027,246

Table 13.4 - Consolidated Bonds Outstanding by Contractual Maturity or Next Call Date (in thousands)

Year of Contractual Maturity or Next Call Date	December 31, 2014	December 31, 2013
Due in 1 year or less	$40,774,000	$41,493,500
Due after 1 year through 2 years	5,413,000	3,827,000
Due after 2 years through 3 years	3,317,000	2,915,000
Due after 3 years through 4 years	2,685,000	2,427,000
Due after 4 years through 5 years	1,992,000	2,095,000
Thereafter	4,917,000	5,237,000
Index amortizing notes	25,297	32,746
Total par value	$59,123,297	$58,027,246

Consolidated Bonds, beyond having fixed-rate or variable-rate interest-rate payment terms, may also have a step-up interest-rate payment type. Step-up bonds pay interest at increasing fixed rates for specified intervals over the life of the Consolidated Bond. These Consolidated Bonds generally contain provisions enabling the FHLBank to call the Consolidated Bonds at its option on the step-up dates.

Table 13.5 - Consolidated Bonds by Interest-rate Payment Type (in thousands)

	December 31, 2014	December 31, 2013
Par value of Consolidated Bonds:
Fixed-rate	$31,363,297	$29,362,246
Variable-rate	27,610,000	28,650,000
Step-up	150,000	15,000
Total par value	$59,123,297	$58,027,246

Concessions on Consolidated Obligations. Unamortized concessions included in other assets were (in thousands) $14,184 and $15,947 at December 31, 2014 and 2013. The amortization of these concessions is included in Consolidated Obligation interest expense and totaled (in thousands) $7,380, $7,026, and $21,704 for the years ended December 31, 2014, 2013, and 2012, respectively.

Note 14 - Affordable Housing Program (AHP)

The FHLBank Act requires each FHLBank to establish an AHP. Each FHLBank provides subsidies in the form of direct grants and below-market interest rate Advances to members who use the funds to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. Annually, the FHLBanks must set aside for the AHP the greater of $100 million or 10 percent of net earnings. For purposes of the AHP calculation, net earnings is defined as net income before assessments, plus interest expense related to mandatorily redeemable capital stock. The FHLBank accrues AHP expense monthly based on its net earnings. The FHLBank reduces the AHP liability as members use subsidies.

If the FHLBank experienced a net loss during a quarter, but still had net earnings for the year, the FHLBank's obligation to the AHP would be calculated based on the FHLBank's year-to-date net earnings. If the FHLBank had net earnings in subsequent quarters, it would be required to contribute additional amounts to meet its calculated annual obligation. If the FHLBank experienced a net loss for a full year, the FHLBank would have no obligation to the AHP for the year, because each FHLBank's required annual AHP contribution is limited to its annual net earnings. If the aggregate 10 percent calculation described above was less than $100 million for the FHLBanks, each FHLBank would be required to contribute a pro rata amount sufficient to assure that the aggregate contributions of the FHLBanks equaled $100 million. The pro ration would be made on the basis of an FHLBank's income in relation to the income of all FHLBanks for the previous year.

There was no shortfall, as described above, in 2014, 2013 or 2012. If an FHLBank finds that its required AHP obligations are contributing to its financial instability, it may apply to the Finance Agency for a temporary suspension of its contributions. The FHLBank has never made such an application. The FHLBank had outstanding principal in AHP-related Advances (in thousands) of $102,465 and $116,503 at December 31, 2014 and 2013.

Table 14.1 - Analysis of the FHLBank's AHP Liability (in thousands)

	2014	2013
Balance at beginning of year	$93,789	$82,672
Assessments (current year additions)	27,605	29,620
Subsidy uses, net	(23,291)	(18,503)
Balance at end of year	$98,103	$93,789

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

The Finance Agency may require the FHLBank to maintain greater permanent capital than is required based on Finance Agency rules and regulations.

At December 31, 2014 and 2013, the FHLBank was in compliance with each of these capital requirements.

Table 15.1 - Capital Requirements (dollars in thousands)

	December 31, 2014		December 31, 2013
	Minimum Requirement	Actual	Minimum Requirement	Actual
Risk-based capital	$481,835	$5,018,567	$547,455	$5,435,002
Capital-to-assets ratio (regulatory)	4.00%	4.71%	4.00%	5.27%
Regulatory capital	$4,265,617	$5,018,567	$4,127,228	$5,435,002
Leverage capital-to-assets ratio (regulatory)	5.00%	7.06%	5.00%	7.90%
Leverage capital	$5,332,021	$7,527,851	$5,159,035	$8,152,503

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

Restricted Retained Earnings. The Joint Capital Enhancement Agreement (Capital Agreement) is intended to enhance the capital position of each FHLBank. The Capital Agreement provides that each FHLBank contributes 20 percent of its net income each quarter to a separate restricted retained earnings account until the balance of that account equals at least one percent of that FHLBank's average balance of outstanding Consolidated Obligations for the previous quarter. These restricted retained earnings are not available to pay dividends but are available to absorb unexpected losses, if any, that the FHLBank may experience. At December 31, 2014 and 2013 the FHLBank had (in thousands) $159,694 and $110,843 in restricted retained earnings.

Mandatorily Redeemable Capital Stock. The FHLBank is a cooperative whose members and former members own all of the FHLBank's capital stock. Member shares cannot be purchased or sold except between the FHLBank and its members at its $100 per share par value, as mandated by the FHLBank's Capital Plan. The FHLBank reclassifies stock subject to redemption from equity to liability upon expiration of the “grace period” after a member submits a written redemption request or withdrawal notice, or when the member attains nonmember status by merger or acquisition, relocation, charter termination, or involuntary termination of membership. A member may cancel or revoke its written redemption request or its withdrawal notice prior to the end of the five-year redemption period. Under the FHLBank's Capital Plan, there is a five calendar day “grace period” for revocation of a redemption request and a 30 calendar day “grace period” for revocation of a withdrawal notice during which the member may cancel the redemption request or withdrawal notice without a penalty or fee. The cancellation fee after the “grace period” is currently two percent of the requested amount in the first year and increases one percent a year until it reaches a maximum of six percent in the fifth year. The cancellation fee can be waived by the FHLBank's Board of Directors for a bona fide business purpose.

Stock subject to a redemption or withdrawal notice that is within the “grace period” continues to be considered equity because there is no penalty or fee to retract these notices. Expiration of the “grace period” triggers the reclassification from equity to a liability (mandatorily redeemable capital stock) at fair value because after the “grace period” the penalty to retract these notices is considered substantive. If a member cancels its written notice of redemption or notice of withdrawal, the FHLBank will reclassify mandatorily redeemable capital stock from a liability to equity. Dividends related to capital stock classified as a liability are accrued at the expected dividend rate and reported as interest expense in the Statements of Income. For the years ended December 31, 2014, 2013, and 2012 dividends on mandatorily redeemable capital stock in the amount (in thousands) of $4,190, $5,506 and $11,690 were recorded as interest expense.

Table 15.2 - Mandatorily Redeemable Capital Stock Roll Forward (in thousands)

	2014	2013	2012
Balance, beginning of year	$115,853	$210,828	$274,781
Capital stock subject to mandatory redemption reclassified from equity	17,110	33,457	40,126
Redemption (or other reduction) of mandatorily redeemable capital stock	(70,000)	(128,432)	(104,079)
Balance, end of year	$62,963	$115,853	$210,828

The number of stockholders holding the mandatorily redeemable capital stock was 11 at December 31, 2014, 2013, and 2012.

As of December 31, 2014 there were no members or former members that had requested redemptions of capital stock whose stock had not been reclassified as mandatorily redeemable capital stock because the “grace periods” had not yet expired on these requests.

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

The GLB Act states that an FHLBank may repurchase, in its sole discretion, any member's stock investments that exceed the required minimum amount.

Table 15.3 - Mandatorily Redeemable Capital Stock by Contractual Year of Redemption (in thousands)

Contractual Year of Redemption	December 31, 2014	December 31, 2013
Year 1	$130	$114,531
Year 2	—	130
Year 3	—	—
Year 4	55	—
Year 5	2,278	71
Past contractual redemption date due to remaining activity(1)	60,500	1,121
Total	$62,963	$115,853

(1)
Represents mandatorily redeemable capital stock that is past the end of the contractual redemption period because there is activity outstanding to which the mandatorily redeemable capital stock relates.

Excess Capital Stock. Finance Agency regulations limit the ability of an FHLBank to create member excess stock under certain circumstances. The FHLBank may not pay dividends in the form of capital stock or issue new excess stock to members if its excess stock exceeds one percent of its total assets or if the issuance of excess stock would cause the FHLBank's excess stock to exceed one percent of its total assets. At December 31, 2014, the FHLBank had excess capital stock outstanding totaling less than one percent of its total assets. At December 31, 2014, the FHLBank was in compliance with the Finance Agency's excess stock rules.

Note 16 - Accumulated Other Comprehensive (Loss) Income

The following tables summarize the changes in accumulated other comprehensive (loss) income for the years ended December 31, 2014, 2013, and 2012.

Table 16.1 - Accumulated Other Comprehensive (Loss) Income (in thousands)

	Net unrealized gains (losses) on available-for-sale securities	Pension and postretirement benefits	Total accumulated other comprehensive (loss) income
BALANCE, DECEMBER 31, 2011	$(1,014)	$(9,987)	$(11,001)
Other comprehensive income before reclassification:
Net unrealized gains	1,014	—	1,014
Net actuarial loss	—	(2,701)	(2,701)
Reclassifications from other comprehensive income to net income:
Amortization - pension and postretirement benefits	—	954	954
Net current period other comprehensive income (loss)	1,014	(1,747)	(733)
BALANCE, DECEMBER 31, 2012	—	(11,734)	(11,734)
Other comprehensive income before reclassification:
Net unrealized losses	(121)	—	(121)
Net actuarial gain	—	803	803
Reclassifications from other comprehensive income to net income:
Amortization - pension and postretirement benefits	—	2,010	2,010
Net current period other comprehensive (loss) income	(121)	2,813	2,692
BALANCE, DECEMBER 31, 2013	(121)	(8,921)	(9,042)
Other comprehensive income before reclassification:
Net unrealized gains	97	—	97
Net actuarial loss	—	(9,496)	(9,496)
Reclassifications from other comprehensive income to net income:
Amortization - pension and postretirement benefits	—	1,845	1,845
Net current period other comprehensive income (loss)	97	(7,651)	(7,554)
BALANCE, DECEMBER 31, 2014	$(24)	$(16,572)	$(16,596)

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

The most recent Form 5500 available for the Pentegra Defined Benefit Plan is for the year ended June 30, 2013. The FHLBank did not contribute more than five percent of the total contributions to the Pentegra Defined Benefit Plan for the plan year ended June 30, 2013 and 2012.

Table 17.1 - Pentegra Defined Benefit Plan Net Pension Cost and Funded Status (dollars in thousands)

	2014		2013		2012
Net pension cost charged to compensation and benefit expense for the year ended December 31	$6,041		$5,516		$4,638
Pentegra Defined Benefit Plan funded status as of July 1	111.31%	(a)	101.31%	(b)	108.39%
FHLBank's funded status as of July 1	128.27%		107.36%		110.48%

(a)
The Pentegra Defined Benefit Plan's funded status as of July 1, 2014 is preliminary and may increase because the plan's participants were permitted to make contributions for the plan year ended June 30, 2014 through March 15, 2015. Contributions made on or before March 15, 2015, and designated for the plan year ended June 30, 2014, will be included in the final valuation as of July 1, 2014. The final funded status as of July 1, 2014 will not be available until the Form 5500 for the plan year July 1, 2014 through June 30, 2015 is filed (this Form 5500 is due to be filed no later than April 2016).

(b)
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

Qualified Defined Contribution Plan. The FHLBank also participates in the Pentegra Defined Contribution Plan for Financial Institutions, a tax-qualified, defined contribution pension plan. The FHLBank contributes a percentage of the participants' compensation by making a matching contribution equal to a percentage of voluntary employee contributions, subject to certain limitations. The FHLBank contributed $943,000, $875,000, and $848,000 in the years ended December 31, 2014, 2013, and 2012, respectively.

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

Table 17.2 - Benefit Obligation, Fair Value of Plan Assets and Funded Status (in thousands)

	Defined Benefit Retirement Plan		Postretirement Benefits Plan
Change in benefit obligation:	2014	2013	2014	2013
Benefit obligation at beginning of year	$26,511	$27,293	$3,957	$4,859
Service cost	524	494	53	58
Interest cost	1,234	986	190	199
Actuarial loss (gain)	8,335	215	1,161	(1,018)
Benefits paid	(2,744)	(2,477)	(164)	(141)
Benefit obligation at end of year	33,860	26,511	5,197	3,957
Change in plan assets:
Fair value of plan assets at beginning of year	—	—	—	—
Employer contribution	2,744	2,477	164	141
Benefits paid	(2,744)	(2,477)	(164)	(141)
Fair value of plan assets at end of year	—	—	—	—
Funded status at end of year	$(33,860)	$(26,511)	$(5,197)	$(3,957)

Amounts recognized in “Other liabilities” on the Statements of Condition for the FHLBank's nonqualified supplemental defined benefit plan and postretirement benefits plan as of December 31, 2014 and 2013 were (in thousands) $39,057 and $30,468.

Table 17.3 - Amounts Recognized in Accumulated Other Comprehensive Income (in thousands)

	Defined Benefit Retirement Plan		Postretirement Benefits Plan
	2014	2013	2014	2013
Net actuarial loss (gain)	$15,409	$8,919	$1,163	$2

Table 17.4 - Net Periodic Benefit Cost and Other Amounts Recognized in Accumulated Other Comprehensive Income (in thousands)

	For the Years Ended December 31,
	Defined Benefit Retirement Plan			Postretirement Benefits Plan
	2014	2013	2012	2014	2013	2012
Net Periodic Benefit Cost
Service cost	$524	$494	$578	$53	$58	$72
Interest cost	1,234	986	963	190	199	200
Amortization of net loss	1,845	1,948	932	—	62	22
Net periodic benefit cost	3,603	3,428	2,473	243	319	294

Other Changes in Benefit Obligations Recognized in Other Comprehensive Income
Net loss (gain)	8,335	215	2,261	1,161	(1,018)	440
Amortization of net loss	(1,845)	(1,948)	(932)	—	(62)	(22)
Total recognized in other comprehensive income	6,490	(1,733)	1,329	1,161	(1,080)	418
Total recognized in net periodic benefit cost and other comprehensive income	$10,093	$1,695	$3,802	$1,404	$(761)	$712

Table 17.5 presents the estimated net actuarial loss that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year.

Table 17.5 - Amortization for Next Fiscal Year (in thousands)

	Defined Benefit Retirement Plan	Postretirement Benefits Plan
Net actuarial loss	$2,405	$67

Table 17.6 presents the key assumptions used for the actuarial calculations to determine benefit obligations for the nonqualified supplemental defined benefit retirement plan and postretirement benefits plan.

Table 17.6 - Benefit Obligation Key Assumptions

	Defined Benefit Retirement Plan		Postretirement Benefits Plan
	2014	2013	2014	2013
Discount rate	3.67%	4.32%	3.96%	4.88%
Salary increases	4.50%	4.50%	N/A	N/A

Table 17.7 presents the key assumptions used for the actuarial calculations to determine net periodic benefit cost for the FHLBank's defined benefit retirement plans and postretirement benefit plans.

Table 17.7 - Net Periodic Benefit Cost Key Assumptions

	Defined Benefit Retirement Plan			Postretirement Benefits Plan
	2014	2013	2012	2014	2013	2012
Discount rate	4.32%	3.26%	3.96%	4.88%	4.16%	4.73%
Salary increases	4.50%	4.50%	4.50%	N/A	N/A	N/A

Table 17.8 - Postretirement Benefits Plan Assumed Health Care Cost Trend Rates

	2014	2013
Assumed for next year	8.50%	9.00%
Ultimate rate	5.25%	5.25%
Year that ultimate rate is reached	2024	2024

The effect of a percentage point increase in the assumed health care trend rates would be an increase in net periodic postretirement benefit expense of $44,000 and in accumulated postretirement benefit obligation (APBO) of $1,027,000. The effect of a percentage point decrease in the assumed health care trend rates would be a decrease in net periodic postretirement benefit expense of $35,000 and in APBO of $806,000.

The discount rates for the disclosures as of December 31, 2014 were determined by using a discounted cash flow approach, which incorporates the timing of each expected future benefit payment. Estimated future benefit payments are based on each plan's census data, benefit formulas and provisions, and valuation assumptions reflecting the probability of decrement and survival. The present value of the future benefit payments is determined by using weighted average duration based interest rate yields from a variety of highly rated relevant corporate bond indices as of December 31, 2014, and solving for the single discount rate that produces the same present value.

Table 17.9 presents the estimated future benefits payments reflecting expected future services for the years ended after December 31, 2014.

Table 17.9 - Estimated Future Benefit Payments (in thousands)

Years	Defined Benefit Retirement Plan	Postretirement Benefit Plan
2015	$2,874	$158
2016	2,987	163
2017	2,225	178
2018	2,192	172
2019	2,296	181
2020 - 2024	8,825	1,165

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

The Traditional Member Finance segment includes products such as Advances and investments and the borrowing costs related to those assets. The FHLBank assigns its investments to this segment primarily because they historically have been used to provide liquidity for Advances and to support the level and volatility of earnings from Advances. Income from the MPP is derived primarily from the difference, or spread, between the yield on mortgage loans and the borrowing cost of Consolidated Obligations outstanding allocated to this segment at the time debt is issued. Both segments also earn income from investment of interest-free capital. Capital is allocated proportionate to each segment's average assets based on the total balance sheet's average capital-to-assets ratio. Expenses are allocated based on cost accounting techniques that include direct usage, time allocations and square footage of space used. AHP assessments are calculated using the current assessment rates based on the income before assessments for each segment. All interest rate swaps, including their market value adjustments, are allocated to the Traditional Member Finance segment because the FHLBank has not executed interest rate swaps in its management of the MPP's market risk. All derivatives classified as mandatory delivery commitments and forward rate agreements are allocated to the MPP segment.

The following tables set forth the FHLBank's financial performance by operating segment for the years ended December 31.

Table 18.1 - Financial Performance by Operating Segment (in thousands)

	For the Years Ended December 31,
	Traditional Member Finance	MPP	Total
2014
Net interest income	$237,828	$79,148	$316,976
Reversal for credit losses	—	(500)	(500)
Net interest income after reversal for credit losses	237,828	79,648	317,476
Non-interest income	22,460	170	22,630
Non-interest expense	58,876	9,372	68,248
Income before assessments	201,412	70,446	271,858
Affordable Housing Program assessments	20,560	7,045	27,605
Net income	$180,852	$63,401	$244,253
Average assets	$94,333,213	$6,824,283	$101,157,496
Total assets	$99,629,924	$7,010,495	$106,640,419
2013
Net interest income	$229,559	$98,285	$327,844
Reversal for credit losses	—	(7,450)	(7,450)
Net interest income after reversal for credit losses	229,559	105,735	335,294
Non-interest income (loss)	30,505	(10,714)	19,791
Non-interest expense	55,459	8,928	64,387
Income before assessments	204,605	86,093	290,698
Affordable Housing Program assessments	21,011	8,609	29,620
Net income	$183,594	$77,484	$261,078
Average assets	$86,609,248	$7,081,377	$93,690,625
Total assets	$96,336,915	$6,843,787	$103,180,702
2012
Net interest income	$209,636	$98,484	$308,120
Provision for credit losses	—	1,459	1,459
Net interest income after provision for credit losses	209,636	97,025	306,661
Non-interest income	12,930	482	13,412
Non-interest expense	50,082	7,888	57,970
Income before assessments	172,484	89,619	262,103
Affordable Housing Program assessments	18,417	8,962	27,379
Net income	$154,067	$80,657	$234,724
Average assets	$58,707,558	$7,994,445	$66,702,003
Total assets	$74,003,271	$7,558,879	$81,562,150

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

The FHLBank reviews the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out at fair value as of the beginning of the quarter in which the changes occur. The FHLBank did not have any transfers of assets or liabilities recorded at fair value on a recurring basis during the years ended December 31, 2014 or 2013.

Table 19.1 presents the carrying value, fair value, and fair value hierarchy of financial assets and liabilities of the FHLBank. These values do not represent an estimate of the overall market value of the FHLBank as a going concern, which would take into account future business opportunities and the net profitability of assets versus liabilities.

Table 19.1 - Fair Value Summary (in thousands)

	December 31, 2014
		Fair Value
Financial Instruments	Carrying Value	Total	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral (1)
Assets:
Cash and due from banks	$3,109,970	$3,109,970	$3,109,970	$—	$—	$—
Interest-bearing deposits	119	119	—	119	—	—
Securities purchased under agreements to resell	3,343,000	3,343,002	—	3,343,002	—	—
Federal funds sold	6,600,000	6,600,000	—	6,600,000	—	—
Trading securities	1,341	1,341	—	1,341	—	—
Available-for-sale securities	1,349,977	1,349,977	—	1,349,977	—	—
Held-to-maturity securities	14,712,271	14,794,326	—	14,794,326	—	—
Advances (2)	70,405,616	70,279,438	—	70,279,438	—	—
Mortgage loans held for portfolio, net	6,984,683	7,219,198	—	7,178,047	41,151	—
Accrued interest receivable	81,384	81,384	—	81,384	—	—
Derivative assets	14,699	14,699	—	24,531	—	(9,832)
Liabilities:
Deposits	729,936	729,782	—	729,782	—	—
Consolidated Obligations:
Discount Notes	41,232,127	41,224,739	—	41,224,739	—	—
Bonds (3)	59,216,557	59,496,247	—	59,496,247	—	—
Mandatorily redeemable capital stock	62,963	62,963	62,963	—	—	—
Accrued interest payable	114,781	114,781	—	114,781	—	—
Derivative liabilities	63,767	63,767	—	149,634	—	(85,867)
Other:
Standby bond purchase agreements	—	1,381	—	1,381	—	—

(1)
Amounts represent the application of the netting requirements that allow the FHLBank to settle positive and negative positions and also cash collateral and related accrued interest held or placed by the FHLBank with the same counterparty.

(2)	Includes (in thousands) $15,042 of Advances recorded under the fair value option at December 31, 2014.

(3)	Includes (in thousands) $4,209,640 of Consolidated Obligation Bonds recorded under the fair value option at December 31, 2014.

	December 31, 2013
		Fair Value
Financial Instruments	Carrying Value	Total	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral (1)
Assets:
Cash and due from banks	$8,598,933	$8,598,933	$8,598,933	$—	$—	$—
Interest-bearing deposits	166	166	—	166	—	—
Securities purchased under agreements to resell	2,350,000	2,350,000	—	2,350,000	—	—
Federal funds sold	1,740,000	1,740,000	—	1,740,000	—	—
Trading securities	1,578	1,578	—	1,578	—	—
Available-for-sale securities	2,184,879	2,184,879	—	2,184,879	—	—
Held-to-maturity securities	16,087,162	15,808,397	—	15,808,397	—	—
Advances	65,270,390	65,065,523	—	65,065,523	—	—
Mortgage loans held for portfolio, net	6,818,290	6,827,406	—	6,774,514	52,892	—
Accrued interest receivable	85,151	85,151	—	85,151	—	—
Derivative assets	3,241	3,241	—	39,445	—	(36,204)
Liabilities:
Deposits	913,895	913,799	—	913,799	—	—
Consolidated Obligations:
Discount Notes	38,209,946	38,200,971	—	38,200,971	—	—
Bonds (2)	58,162,739	58,075,025	—	58,075,025	—	—
Mandatorily redeemable capital stock	115,853	115,853	115,853	—	—	—
Accrued interest payable	116,381	116,381	—	116,381	—	—
Derivative liabilities	97,766	97,766	—	223,835	—	(126,069)
Other:
Standby bond purchase agreements	—	3,715	—	3,715	—	—

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

Securities purchased under agreements to resell: The fair value of overnight securities purchased under agreements to resell approximates the carrying value. The fair value of term securities purchased under agreements to resell is determined by calculating the present value of the future cash flows and reducing the amount for accrued interest receivable. The discount rates used in these calculations are the rates for securities with similar terms. Based on the fair value of the related collateral held, the securities purchased under agreements to resell were fully collateralized for the periods presented.

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

To value mortgage-backed security holdings, the FHLBank obtains prices from four designated third-party pricing vendors, when available. The pricing vendors use various proprietary models to price mortgage-backed securities. The inputs to those models are derived from various sources including, but not limited to: benchmark yields, reported trades, dealer estimates, issuer spreads, benchmark securities, bids, offers and other market-related data. Because many mortgage-backed securities do not trade on a daily basis, the pricing vendors use available information such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to determine the prices for individual securities. Each pricing vendor has an established challenge process in place for all mortgage-backed security valuations, which facilitates resolution of potentially erroneous prices identified by the FHLBank.

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

Mortgage loans held for portfolio, net: The fair values of performing mortgage loans are determined based on quoted market prices offered to approved members as indicated by the FHLBank's MPP pricing methodologies for mortgage loans with similar current terms excluding accrued interest. The quoted prices offered to members are based on Fannie Mae price indications on to-be-announced (TBA) mortgage-backed securities and FHA price indications on government-guaranteed loans. The FHLBank then adjusts these indicative prices to account for particular features of the FHLBank's MPP that differ from the Fannie Mae and FHA securities. These features include, but may not be limited to, the MPP's credit enhancements, and marketing adjustments that reflect the FHLBank's cooperative business model and preferences for particular kinds of loans and mortgage note rates. These quoted prices, however, can change rapidly based upon market conditions and are highly dependent upon the underlying prepayment assumptions. In order to determine the fair values, the loan amounts are also reduced for the FHLBank's estimate of expected net credit losses. The fair value of conventional mortgage loans 90 days or more delinquent are based on the estimated values of the underlying collateral or the present value of future cash flows and as such are classified as Level 3 in the fair value hierarchy.

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

The FHLBank's discounted cash flow analysis uses market-observable inputs. Inputs, by class of derivative, are as follows:

Interest-rate swaps:

▪	Discount rate assumption. Overnight Index Swap Curve;

▪	Forward interest rate assumption. LIBOR Swap Curve; and

▪	Volatility assumption. Market-based expectations of future interest rate volatility implied from current market prices for similar options.

TBA mortgage-backed securities:

▪	Market-based prices by coupon class and expected term until settlement.

Mortgage delivery commitments:

▪
TBA securities prices. Market-based prices by coupon class and expected term until settlement, adjusted to reflect the contractual terms of the mortgage delivery commitments, similar to the mortgage loans held for portfolio process. The adjustments to the market prices are market observable, or can be corroborated with observable market data.

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

The FHLBank determines the fair values of non-option-based Consolidated Obligation Bonds by calculating the present value of scheduled future cash flows from the bonds excluding accrued interest. Inputs used to determine fair value of these Consolidated Obligation Bonds are the discount rates, which are estimated current market yields, as indicated by the Office of Finance, for bonds with similar current terms.

The FHLBank determines the fair values of option-based Consolidated Obligation Bonds based on pricing received from designated third-party pricing vendors. The pricing vendors used apply various proprietary models to price Consolidated Obligation Bonds. The inputs to those models are derived from various sources including, but not limited to, benchmark yields, reported trades, dealer estimates, issuer spreads, benchmark securities, bids, offers, and other market-related data. Since many Consolidated Obligation Bonds do not trade on a daily basis, the pricing vendors use available information, as applicable, such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to determine the prices for individual Consolidated Obligation Bonds. Each pricing vendor has an established challenge process in place for all valuations, which facilitates resolution of potentially erroneous prices identified by the FHLBank.

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

Adjustments may be necessary to reflect the 12 FHLBanks' credit quality when valuing Consolidated Obligation Bonds measured at fair value. Due to the joint and several liability for Consolidated Obligations, the FHLBank monitors its own creditworthiness and the creditworthiness of the other FHLBanks to determine whether any credit adjustments are necessary in its fair value measurement of Consolidated Obligation Bonds. No adjustments were considered necessary at December 31, 2014 or 2013.

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

Fair Value Measurements.

Table 19.2 presents the fair value of financial assets and liabilities, which are recorded on a recurring basis at December 31, 2014 or 2013, by level within the fair value hierarchy.

Table 19.2 - Fair Value Measurements (in thousands)

	Fair Value Measurements at December 31, 2014
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral (1)
Recurring fair value measurements - Assets
Trading securities:
Other U.S. obligation single-family mortgage-backed securities	$1,341	$—	$1,341	$—	$—
Available-for-sale securities:
Certificates of deposit	1,349,977	—	1,349,977	—	—
Advances	15,042	—	15,042	—	—
Derivative assets:
Interest rate swaps	10,894	—	20,726	—	(9,832)
Forward rate agreements	6	—	6	—	—
Mortgage delivery commitments	3,799	—	3,799	—	—
Total derivative assets	14,699	—	24,531	—	(9,832)
Total assets at fair value	$1,381,059	$—	$1,390,891	$—	$(9,832)

Recurring fair value measurements - Liabilities
Consolidated Obligation Bonds	$4,209,640	$—	$4,209,640	$—	$—
Derivative liabilities:
Interest rate swaps	58,842	—	144,709	—	(85,867)
Forward rate agreement	4,924	—	4,924	—	—
Mortgage delivery commitments	1	—	1	—	—
Total derivative liabilities	63,767	—	149,634	—	(85,867)
Total liabilities at fair value	$4,273,407	$—	$4,359,274	$—	$(85,867)

(1)
Amounts represent the application of the netting requirements that allow the FHLBank to settle positive and negative positions and also cash collateral and related accrued interest held or placed by the FHLBank with the same counterparty.

	Fair Value Measurements at December 31, 2013
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral (1)
Recurring fair value measurements - Assets
Trading securities:
Other U.S. obligation single-family mortgage-backed securities	$1,578	$—	$1,578	$—	$—
Available-for-sale securities:
Certificates of deposit	2,184,879	—	2,184,879	—	—
Derivative assets:
Interest rate swaps	2,785	—	38,989	—	(36,204)
Forward rate agreements	454	—	454	—	—
Mortgage delivery commitments	2	—	2	—	—
Total derivative assets	3,241	—	39,445	—	(36,204)
Total assets at fair value	$2,189,698	$—	$2,225,902	$—	$(36,204)

Recurring fair value measurements - Liabilities
Consolidated Obligation Bonds	$4,018,370	$—	$4,018,370	$—	$—
Derivative liabilities:
Interest rate swaps	97,354	—	223,423	—	(126,069)
Mortgage delivery commitments	412	—	412	—	—
Total derivative liabilities	97,766	—	223,835	—	(126,069)
Total liabilities at fair value	$4,116,136	$—	$4,242,205	$—	$(126,069)

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

Table 19.3 – Fair Value Option - Financial Assets and Liabilities (in thousands)

	For the Years Ended December 31,
	2014		2013		2012
	Advances	Consolidated Bonds	Advances	Consolidated Bonds	Advances	Consolidated Bonds
Balance at beginning of period	$—	$(4,018,370)	$—	$(3,402,366)	$—	$(4,900,296)
New transactions elected for fair value option	15,000	(6,480,000)	—	(4,015,000)	—	(3,365,000)
Maturities and terminations	—	6,285,000	—	3,400,000	—	4,860,000
Net gains on financial instruments held under fair value option	20	2,154	—	330	—	1,939
Change in accrued interest	22	1,576	—	(1,334)	—	991
Balance at end of period	$15,042	$(4,209,640)	$—	$(4,018,370)	$—	$(3,402,366)

Table 19.4 – Changes in Fair Values for Items Measured at Fair Value Pursuant to the Election of the Fair Value Option (in thousands)

	For the Years Ended December 31,
	2014		2013		2012
	Advances	Consolidated Bonds	Advances	Consolidated Bonds	Advances	Consolidated Bonds
Interest income (expense)	$82	$(5,899)	$—	$(4,914)	$—	$(8,934)
Net gains on changes in fair value under fair value option	20	2,154	—	330	—	1,939
Total changes in fair value included in current period earnings	$102	$(3,745)	$—	$(4,584)	$—	$(6,995)
For instruments recorded under the fair value option, the related contractual interest income and contractual interest expense are recorded as part of net interest income on the Statements of Income. The remaining changes in fair value for instruments in which the fair value option has been elected are recorded as “Net gains on financial instruments held under fair value option” in the Statements of Income. The FHLBank has determined that no adjustments to the fair values of its instruments recorded under the fair value option for instrument-specific credit risk were necessary as of December 31, 2014 or 2013.

The following table reflects the difference between the aggregate unpaid principal balance outstanding and the aggregate fair value for Advances and Consolidated Bonds for which the fair value option has been elected.

Table 19.5 – Aggregate Unpaid Balance and Aggregate Fair Value (in thousands)

	December 31, 2014			December 31, 2013
	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Aggregate Fair Value Over/(Under) Aggregate Unpaid Principal Balance	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Aggregate Fair Value Over/(Under) Aggregate Unpaid Principal Balance
Advances (1)	$15,000	$15,042	$42	$—	$—	$—
Consolidated Bonds	4,210,000	4,209,640	(360)	4,015,000	4,018,370	3,370

(1)	At December 31, 2014 and 2013, none of the Advances were 90 days or more past due or had been placed on non-accrual status.

Note 20 - Commitments and Contingencies

As previously described, Consolidated Obligations are backed only by the financial resources of the FHLBanks. The joint and several liability Finance Agency regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal and interest on Consolidated Obligations for which another FHLBank is the primary obligor. No FHLBank has ever been asked or required to repay the principal or interest on any Consolidated Obligation on behalf of another FHLBank, and as of December 31, 2014, and through the filing date of this report, the FHLBank does not believe that it is probable that it will be asked to do so.

The FHLBank determined that it was not necessary to recognize a liability for the fair values of its joint and several obligation related to other FHLBanks' Consolidated Obligations at December 31, 2014 or 2013. The joint and several obligations are mandated by Finance Agency regulations and are not the result of arms-length transactions among the FHLBanks. The FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several obligation.

Table 20.1 - Off-Balance Sheet Commitments (in thousands)

	December 31, 2014			December 31, 2013
Notional Amount	Expire within one year	Expire after one year	Total	Expire within one year	Expire after one year	Total
Standby Letters of Credit outstanding	$17,233,206	$546,385	$17,779,591	$13,317,887	$154,086	$13,471,973
Commitments for standby bond purchases	37,490	149,705	187,195	10,960	273,025	283,985
Commitments to purchase mortgage loans	451,292	—	451,292	36,620	—	36,620
Unsettled Consolidated Bonds, at par (1)(2)	17,000	—	17,000	240,000	—	240,000
Unsettled Consolidated Discount Notes, at par (1)	5,000	—	5,000	1,122,298	—	1,122,298

(1)	Expiration is based on settlement period rather than underlying contractual maturity of Consolidated Obligations.

(2)	Of the total unsettled Consolidated Bonds, $17,000 and $0 (in thousands) were hedged with associated interest rate swaps at December 31, 2014 and 2013, respectively.

Standby Letters of Credit. A Standby Letter of Credit is a financing arrangement between the FHLBank and its member. Standby Letters of Credit are executed for members for a fee. If the FHLBank is required to make payment for a beneficiary's draw, the payment amount is converted into a collateralized Advance to the member. The original terms of these Standby Letters of Credit range from less than 1 month to 19 years. Unearned fees and the value of guarantees related to Standby Letters of Credit are recorded in other liabilities and amounted to (in thousands) $4,441 and $3,145 at December 31, 2014 and 2013.

The FHLBank monitors the creditworthiness of its members that have Standby Letters of Credit. In addition, Standby Letters of Credit are fully collateralized at the time of issuance. As a result, the FHLBank has deemed it unnecessary to record any additional liability on these commitments.

Standby Bond Purchase Agreements. The FHLBank has executed standby bond purchase agreements with one state housing authority whereby the FHLBank, for a fee, agrees as a liquidity provider if required, to purchase and hold the authority's bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bonds according to a schedule established by the standby agreement. Each standby agreement dictates the specific terms that would require the FHLBank to purchase the bonds. The bond purchase commitments entered into by the FHLBank have original expiration periods up to 6 years, currently no later than 2017, although some are renewable at the option of the FHLBank. During 2014 and 2013, the FHLBank was not required to purchase any bonds under these agreements.

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

Lease Commitments. The FHLBank charged to operating expenses net rental and related costs of approximately $1,816,000, $1,713,000, and $1,905,000 for the years ending December 31, 2014, 2013, and 2012.

Table 20.2 - Future Minimum Rentals for Operating Leases (in thousands)

Year	Premises	Equipment	Total
2015	$831	$146	$977
2016	755	143	898
2017	758	143	901
2018	777	72	849
2019	796	—	796
Thereafter	5,865	—	5,865
Total	$9,782	$504	$10,286

Lease agreements for FHLBank premises generally provide for increases in the basic rentals resulting from increases in property taxes and maintenance expenses. Such increases are not expected to have a material effect on the FHLBank.

Legal Proceedings. From time to time, the FHLBank is subject to legal proceedings arising in the normal course of business. In March 2010, the FHLBank was advised by representatives of the Lehman Brothers Holdings, Inc. bankruptcy estate that they believed that the FHLBank had been unjustly enriched in connection with the close out of its interest rate swap transactions with Lehman at the time of the Lehman bankruptcy in 2008 and that the bankruptcy estate was entitled to the $43 million difference between the settlement amount the FHLBank paid Lehman in connection with the close-out transactions and the market value payment the FHLBank received when replacing the swaps with other counterparties. In May 2010, the FHLBank received a Derivatives Alternative Dispute Resolution notice from the Lehman bankruptcy estate with a settlement demand of $65.8 million, plus interest accruing primarily at LIBOR plus 14.5 percent since the bankruptcy filing, based on their view of how the settlement amount should have been calculated. In accordance with the Alternative Dispute Resolution Order of the Bankruptcy Court administering the Lehman estate, senior management of the FHLBank participated in a non-binding mediation in New York in August 2010, and counsel for the FHLBank continued discussions with the court-appointed mediator for several weeks thereafter. The mediation concluded in October 2010 without a settlement of the claims asserted by the Lehman bankruptcy estate. In April 2013, Lehman Brothers Special Financing Inc., through Lehman Brothers Holdings Inc. and the Plan Administrator under the Modified Third Amended Joint Chapter 11 Plan of Lehman Brothers Holdings Inc. and its Affiliated Debtors, filed an adversary complaint in the United States Bankruptcy Court for the Southern District of New York against the FHLBank seeking (a) a declaratory judgment on the interpretation of certain provisions and the calculation of amounts due under the agreement governing the 2008 swap transactions described above, and (b) additional amounts alleged as due as part of the termination of such transactions. The FHLBank believes that it correctly calculated, and fully satisfied its obligation to Lehman in September 2008, and the FHLBank intends to vigorously defend itself.

The FHLBank also is subject to other legal proceedings arising in the normal course of business. The FHLBank would record an accrual for a loss contingency when it is probable that a loss has been incurred and the amount can be reasonably estimated. After consultation with legal counsel, management does not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on the FHLBank's financial condition or results of operations.

Note 21 - Transactions with Other FHLBanks

The FHLBank notes all transactions with other FHLBanks on the face of its financial statements. Occasionally, the FHLBank loans short-term funds to and borrows short-term funds from other FHLBanks. These loans and borrowings are transacted at then current market rates when traded. There were no such loans or borrowings outstanding at December 31, 2014, 2013, or 2012. The following table details the average daily balance of lending and borrowing between the FHLBank and other FHLBanks for the years ended December 31.

Table 21.1 - Lending and Borrowing Between the FHLBank and Other FHLBanks (in thousands)

	Average Daily Balances for the Years Ended December 31,
	2014	2013	2012
Loans to other FHLBanks	$438	$3,740	$2,514
Borrowings from other FHLBanks	68	4,110	273

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

There were no Consolidated Obligations transferred to the FHLBank during the years ended December 31, 2014, 2013, or 2012. The FHLBank had no Consolidated Obligations transferred to other FHLBanks during these periods.

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

For financial statement purposes, the FHLBank defines related parties as those members with more than 10 percent of the voting interests of the FHLBank capital stock outstanding. Federal legislation prescribes the voting rights of members in the election of both member and independent directors. For member directorships, the Finance Agency designates the number of member directorships in a given year and an eligible voting member may vote only for candidates seeking election in its respective state. For independent directorships, the FHLBank's Board of Directors nominates candidates to be placed on the ballot in an at-large election. For both member and independent directorship elections, a member is entitled to vote one share of required capital stock, subject to a statutory limitation, for each applicable directorship. Under this limitation, the total number of votes that a member may cast is limited to the average number of shares of the FHLBank's capital stock that were required to be held by all members in that state as of the record date for voting. Nonmember stockholders are not eligible to vote in director elections. Due to the abovementioned statutory limitation, no member owned more than 10 percent of the voting interests of the FHLBank at December 31, 2014 or 2013.

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

Transactions with Directors' Financial Institutions. In the ordinary course of its business, the FHLBank may provide products and services to members whose officers or directors serve as directors of the FHLBank (Directors' Financial Institutions). Finance Agency regulations require that transactions with Directors' Financial Institutions be made on the same terms as those with any other member. The following table reflects balances with Directors' Financial Institutions for the items indicated below. The FHLBank had no mortgage-backed securities or derivatives transactions with Directors' Financial Institutions at December 31, 2014 and 2013.

Table 22.1 - Transactions with Directors' Financial Institutions (dollars in millions)

	December 31, 2014		December 31, 2013
	Balance	% of Total (1)	Balance	% of Total (1)
Advances	$2,929	4.2%	$1,611	2.5%
MPP	154	2.3	57	0.9
Regulatory capital stock	225	5.2	246	5.1

(1)	Percentage of total principal (Advances), unpaid principal balance (MPP), and regulatory capital stock.

Concentrations. The following table shows regulatory capital stock balances, outstanding Advance principal balances, and unpaid principal balances of mortgage loans held for portfolio at the dates indicated to stockholders holding five percent or more of regulatory capital stock and include any known affiliates that are members of the FHLBank.

Table 22.2 - Stockholders Holding Five Percent or more of Regulatory Capital Stock (dollars in millions)

	Regulatory Capital Stock		Advance	MPP Unpaid
December 31, 2014	Balance	% of Total	Principal	Principal Balance
JPMorgan Chase Bank, N.A.	$1,533	35%	$41,300	$—
U.S. Bank, N.A.	475	11	8,338	38
Fifth Third Bank	248	6	24	3

	Regulatory Capital Stock		Advance	MPP Unpaid
December 31, 2013	Balance	% of Total	Principal	Principal Balance
JPMorgan Chase Bank, N.A.	$1,533	32%	$41,700	$—
U.S. Bank, N.A.	592	12	4,584	45
Fifth Third Bank	401	8	26	4

Nonmember Affiliates. The FHLBank has relationships with three nonmember affiliates, the Kentucky Housing Corporation, the Ohio Housing Finance Agency and the Tennessee Housing Development Agency. The FHLBank had no investments in or borrowings to any of these nonmember affiliates at December 31, 2014 or 2013. The FHLBank has executed standby bond purchase agreements with one state housing authority whereby the FHLBank, for a fee, agrees as a liquidity provider if required, to purchase and hold the authority's bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bond according to a schedule established by the standby agreement. For the years ended December 31, 2014 and 2013, the FHLBank was not required to purchase any bonds under these agreements.

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

DISCLOSURE CONTROLS AND PROCEDURES

As of December 31, 2014, the FHLBank's management, including its principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, these two officers each concluded that, as of December 31, 2014, the FHLBank maintained effective disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that it files under the Exchange Act is (1) accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

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

The FHLBank's management assessed the effectiveness of the FHLBank's internal control over financial reporting as of December 31, 2014. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on its assessment, management of the FHLBank determined that, as of December 31, 2014, the FHLBank's internal control over financial reporting was effective based on those criteria.

The effectiveness of the FHLBank's internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in “Item 8. Financial Statements and Supplementary Data."

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the FHLBank's internal control over financial reporting that occurred during the fourth quarter ended December 31, 2014 that materially affected, or are reasonably likely to materially affect, the FHLBank's internal control over financial reporting. On May 14, 2013, the COSO published an updated Internal Control - Integrated Framework (2013) and related illustrative documents. The FHLBank adopted the new framework in 2014.

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

DIRECTORS

The following table sets forth certain information (ages as of March 1, 2015) regarding each of our current directors.

Name	Age	Director Since	Expiration of Term as a Director	Independent or Member (State)
J. Lynn Anderson	51	2011	12/31/16	Member (OH)
Grady P. Appleton	67	2007	12/31/17	Independent (OH)
Greg W. Caudill	56	2014	12/31/17	Member (KY)
James R. DeRoberts	58	2008	12/31/18	Member (OH)
Mark N. DuHamel	57	2009	12/31/15	Member (OH)
Leslie D. Dunn	69	2007	12/31/16	Independent (OH)
James A. England	63	2011	12/31/18	Member (TN)
Charles J. Koch	68	2008 (1)	12/31/18	Independent (OH)
Michael R. Melvin	70	(1995-2001) 2006	12/31/15	Member (OH)
Thomas L. Moore	68	2013	12/31/16	Member (OH)
Donald J. Mullineaux, Chair	69	2010	12/31/15	Independent (KY)
Alvin J. Nance	57	2009	12/31/16	Independent (TN)
Charles J. Ruma	73	(2002-2004) 2007	12/31/15	Independent (OH)
David E. Sartore	54	2014	12/31/17	Member (KY)
William J. Small, Vice Chair	64	2007	12/31/17	Member (OH)
William S. Stuard, Jr.	60	2011	12/31/18	Member (TN)
Nancy E. Uridil	63	2015	12/31/18	Independent (OH)

(1)	Mr. Koch, an independent director beginning in 2008, also served as a member director from 1990-1995 and 1998-2006.

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

Ms. Anderson has been the President of Nationwide Bank, Columbus, Ohio since November 2009. She also served as the Senior Vice President-Property and Casualty Product and Pricing for Nationwide Mutual Insurance Company from March 2003 until November 2009.

Mr. Caudill has been President and Chief Executive Officer of Farmers National Bank, Danville, Kentucky since 2002.

Mr. DeRoberts has been Chairman of The Arlington Bank, Upper Arlington, Ohio since 1999 and a partner at Gardiner Allen DeRoberts Insurance LLC, Columbus, Ohio since 2006. He also serves as a director of Park National Corporation, Newark, Ohio.

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

Mr. Melvin has been President and a director of Perpetual Federal Savings Bank, Urbana, Ohio since 1980.

Mr. Moore has been a director at First Federal Bank of Ohio, Galion, Ohio, since 1995, serving as Chairman from November 2011 to November 2014. He also served as President and Chief Executive Officer of First Federal Bank of Ohio from 1995 to January 2014.

Mr. Sartore became Executive Vice President and Chief Financial Officer of Field & Main Bank, Henderson, Kentucky in January 2015 when Ohio Valley Financial Group and BankTrust Financial merged to form Field & Main Bank. Previously, Mr. Sartore was Senior Vice President and Chief Financial Officer of Ohio Valley Financial Group since 1992.

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

Dr. Mullineaux is the Emeritus duPont Endowed Chair in Banking and Financial Services in the Gatton College of Business and Economics at the University of Kentucky. He held the duPont Endowed Chair from 1984 until 2014. Previously, he was on the staff of the Federal Reserve Bank of Philadelphia, where he served as Senior Vice President and Director of Research from 1979 until 1984. He also served as a director of Farmers Capital Bank Corporation from 2005 until 2009. He has published numerous articles and lectured on a variety of banking topics, including risk management, financial markets and economics. He has served as the Curriculum Director for the ABA's Stonier Graduate School of Banking since 2001. Dr. Mullineaux brings knowledge and experience to the Board in areas vital to the operation of financial institutions in today's economy.

Mr. Nance has been Executive Director and the Chief Executive Officer of Knoxville's Community Development Corporation (KCDC) Knoxville, Tennessee since 2000. The KCDC is the public housing and redevelopment authority for the City of Knoxville and Knox County, which strives to improve Knoxville's neighborhoods and communities, including through providing quality affordable housing. Mr. Nance will leave KCDC to become Chief Executive Officer of the Development and Property Management operating divisions of Lawler Wood Housing Partners, LLC, Knoxville, Tennessee, effective April 1, 2015. Mr. Nance also served an eight-year term where he held the office of Vice Chairman on the Tennessee Housing Development Agency, the state's housing finance agency, which promotes the production of affordable housing for very low, low, and moderate, income individuals and families in the state. Mr. Nance also serves on the Board of Knoxville Habitat for Humanity. Mr. Nance's depth of experience with these organizations brings insight to the Board that contributes to the FHLBank's corporate objective of maximizing the effectiveness of its contributions to Housing and Community Investment programs.

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

Ms. Uridil was the Senior Vice President of Global Operation for Moen Incorporated, North Olmsted, Ohio, from September 2005 until March 2014. Ms. Uridil is currently on the Board of Directors of Flexsteel Industries, Inc., where she serves on the Compensation Committee and chairs the Nominations and Governance Committee. Previously, Ms. Uridil served as a Senior Vice President of Estée Lauder Companies, from 2000 to 2005. Ms. Uridil also served as a Senior Vice President of Mary Kay, Incorporated, from 1996 to 2000. Ms. Uridil's qualifications and insight provide valuable skills to the Board in the important areas of personnel, compensation and operations.

EXECUTIVE OFFICERS

The following table sets forth certain information (ages as of March 1, 2015) regarding our executive officers.

Name	Age	Position	Employee of the FHLBank Since
Andrew S. Howell	53	President and Chief Executive Officer	1989
Donald R. Able	54	Executive Vice President-Chief Operating Officer and Chief Financial Officer	1981
R. Kyle Lawler	57	Executive Vice President-Chief Business Officer	2000
Damon v. Allen	44	Senior Vice President-Community Investment Officer	1999
J. Christopher Bates	39	Senior Vice President-Chief Accounting Officer	2005
Roger B. Batsel	43	Senior Vice President-Chief Information Officer	2014
Thomas J. Ciresi	61	Senior Vice President-Member Services	1981
James G. Dooley, Sr.	61	Senior Vice President-Internal Audit	2006
David C. Eastland	57	Senior Vice President-Chief Credit Officer	1999
Tami L. Hendrickson	54	Senior Vice President-Treasurer	2006
Stephen J. Sponaugle	52	Senior Vice President-Chief Risk Officer	1992

Except as described below, all of the executive officers named above have held their current positions for at least the past five years.

Mr. Howell became President and Chief Executive Officer in June 2012. Previously, he served as the Executive Vice President-Chief Operating Officer since January 2008.

Mr. Able became the Executive Vice President-Chief Operating Officer and Chief Financial Officer in January 2015. Mr. Able served as the Executive Vice President-Chief Operating Officer and Interim Chief Financial Officer since March 2014. He became Executive Vice President-Chief Operating Officer in August 2012 and has served as the Principal Financial Officer since January 2007. Prior to that, he had served as the Senior Vice President-Chief Accounting and Technology Officer since January 2011 and as the Senior Vice President-Controller since March 2006.

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

Mr. Bates became Senior Vice President-Chief Accounting Officer in January 2015. Previously, he served as the FHLBank's Vice President-Controller since January 2013 and as Vice President-Assistant Controller from January 2011 to January 2013. Prior to that, he was the Vice President-Financial Reporting from January 2009 to January 2011.

Mr. Batsel became Senior Vice President-Chief Information Officer in January 2014. Previously, he was the Senior Vice President, Chief Information Officer at MidCountry Financial Corp. from September 2011 to January 2014. Prior to that, he was the Senior Vice President and Managing Director of Information Systems at Republic Bank from April 2006 to September 2011.

Mr. Dooley became Senior Vice President-Internal Audit in January 2013. Previously, he served as Vice President-Internal Audit since 2006.

Mr. Eastland became the Senior Vice President-Chief Credit Officer in January 2015. Prior to that, he had served as the FHLBank's Vice President-Credit Risk Management since January 2002.

Ms. Hendrickson became Senior Vice President-Treasurer in January 2015. Previously, she served as the FHLBank's Vice President-Treasurer since January 2010.

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

2014 COMPENSATION DISCUSSION AND ANALYSIS

The following provides discussion and analysis regarding our compensation program for executive officers for 2014, including in particular the executive officers named in the Summary Compensation Table below (the Named Executive Officers).

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

Finance Agency Oversight - Executive Compensation

The Director of the Finance Agency is required by regulation to prohibit an FHLBank from paying compensation to its executive officers that is not reasonable and comparable to that paid for employment in similar businesses involving similar duties and responsibilities. Finance Agency rules direct the FHLBanks to provide all compensation actions affecting their Named Executive Officers to the Finance Agency for review. Accordingly, following our Board's November 2014 and January 2015 meetings, we submitted the 2015 base salaries as well as short and long-term incentive payments earned for 2014 for our Named Executive Officers to the Finance Agency. At this time, we do not expect the statutory requirements to have a material impact on our executive compensation plans.

Use of Comparative Compensation Data

The compensation program is designed to provide a market competitive compensation package when recruiting and retaining highly talented executives seeking stable, long-term employment. To this end, we gather compensation data from a wide variety of sources, including broad-based national and regional surveys, presentations at FHLBank System meetings, and formal and informal interactions with our compensation consultant. Our consultant, McLagan, is a nationally recognized compensation consulting firm specializing in the financial services industry. When determining compensation for our executive officers, the Committee and the President use this information to inform themselves regarding trends in compensation practices and as a comparison check against general market data (market check) to evaluate the reasonableness and effectiveness of our total compensation program and its components.

We also participate in multiple surveys including the annual McLagan Federal Home Loan Bank Custom Survey and the annual Federal Home Loan Bank System Key Position Compensation Survey. Both surveys contain executive and non-executive compensation information for various key positions across the 12 FHLBanks.

In setting 2015 compensation, we concentrated our attention on information from the McLagan Federal Home Loan Bank Custom Survey as it encompassed information relating to 2014 compensation from mortgage banks, commercial financial institutions, and other FHLBanks. While McLagan's compensation analysis included those financial institutions that typically had assets of less than $20 billion, we believe the positions at other FHLBanks generally are more directly comparable to ours given the unique nature of the FHLBank System. The FHLBanks share the same public policy mission, interact routinely with each other, and share a common regulator and regulatory constraints, including the need for Finance Agency review of all compensation actions affecting our executive officers. However, there are significant differences across the FHLBank System, including the sizes of the various FHLBanks, the complexity of their operations, their organizational and cost structures and the types of compensation packages offered. Thus, we do not and, as a practical matter, could not calculate compensation packages for our Named Executive Officers based solely on comparisons to the other FHLBanks.

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

Elements of Total Compensation Program

The following table summarizes all compensation to the FHLBank's Named Executive Officers for the years ended December 31, 2014, 2013 and 2012. Discussion of each component follows the table.

Summary Compensation Table

Name and Principal Position	Year	Salary(1)	Bonus	Non-Equity Incentive Plan Compensation(2)	Change in Pension Value & Non-Qualified Deferred Compensation Earnings(3)	All Other Compensation(4)	Total
Andrew S. Howell	2014	$692,016	$—	$479,622	$2,431,000	$15,600	$3,618,238
President and Chief Executive Officer	2013	617,775	—	340,546	189,000	15,300	1,162,621
	2012	491,055	—	271,561	810,000	15,000	1,587,616

Donald R. Able	2014	358,788	—	207,972	1,498,000	15,600	2,080,360
Executive Vice President-	2013	320,800	—	160,354	—	15,300	496,454
Chief Operating Officer and Chief Financial Officer	2012	291,989	—	135,824	680,000	15,000	1,122,813

R. Kyle Lawler	2014	331,154	—	199,572	646,000	15,600	1,192,326
Executive Vice President-	2013	315,087	—	157,180	26,000	15,300	513,567
Chief Business Officer	2012	277,020	—	133,056	227,000	15,000	652,076

Stephen J. Sponaugle	2014	281,292	—	138,781	694,000	15,600	1,129,673
Senior Vice President-	2013	245,725	—	117,640	—	11,922	375,287
Chief Risk Officer	2012	224,339	—	107,451	232,000	15,000	578,790

Roger B. Batsel (5)	2014	235,577	45,000	73,442	—	—	354,019
Senior Vice President-
Chief Information Officer

(1)
Includes excess accrued vacation benefits automatically paid in accordance with established policy (applicable to all employees), which for 2014 were as follows: Mr. Howell, $50,246; Mr. Able, $21,288; Mr. Lawler, $9,231; and Mr. Sponaugle $6,100.

(2)
Amounts shown for 2014 reflect total payments pursuant to the current portion of the 2014 Incentive Plan and the 2012-2014 Transitional Long-Term Non-Equity Incentive Plan (Transition Plan), as follows:

Name	Annual Incentive Plan	Transitional Long-Term Incentive Plan	Total
Andrew S. Howell	$282,370	$197,252	$479,622
Donald R. Able	118,797	89,175	207,972
R. Kyle Lawler	113,314	86,258	199,572
Stephen J. Sponaugle	82,586	56,195	138,781
Roger B. Batsel	73,442	—	73,442

(3)
Represents change in the actuarial present value of accumulated pension benefits only, which is primarily dependent on changes in interest rates, years of benefit service, salary and mortality assumptions. In 2014, there was a decline in the discount rates assumed and new mortality tables projecting longer life expectancies were issued by the Society of Actuaries, both of which increased pension values.

(4)	Amounts represent matching contributions to the qualified defined contribution pension plan in 2014.

(5)	Mr. Batsel joined the FHLBank in January 2014 as the Senior Vice President-Chief Information Officer. The amount set forth under Bonus represents a one-time signing/relocation bonus.

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

Each of the Named Executive Officers received a base salary increase at the beginning of 2014. Total salary increases, including merit and market adjustments, ranged from 3.33 percent to 8.80 percent. For the Named Executive Officers other than the President, the Committee's actions were based on the President's recommendation for each executive, which took into consideration market data, and an evaluation of each executive's annual performance. Individually, directors provided feedback to the Chair, and the Committee recommended, and the Board subsequently approved a salary increase of 8.80 percent for Mr. Howell. In recommending and approving the 2014 increase, the Committee and Board took into consideration the directors' appraisals of Mr. Howell's performance during the year and noted, in particular, the sound performance of the FHLBank under his leadership as President.

In October 2014, the Committee recommended and the Board approved a 4.50 percent salary increase pool for 2015 for all employees, comprised of 3.00 percent for merit increases and 1.50 percent for market and promotional adjustments. Using the same process as described above, the Committee recommended, and the Board approved, the following 2015 base salaries and percent increases for the Named Executive Officers: Mr. Howell, $675,000 (9.22 percent); Mr. Able, $365,000 (12.31 percent); Mr. Lawler, $340,000 (9.68 percent); Mr. Sponaugle, $300,000 (13.21 percent); and Mr. Batsel, $260,000 (4.00 percent). On January 8, 2015, we were informed that the Finance Agency had completed its review of the Board-approved compensation actions affecting the Named Executive Officers in 2015.

Non-Equity Incentive Compensation Plan (Incentive Plan)
The 2014 Incentive Plan is a cash-based total incentive award that is divided into two equal parts: (1) a current incentive award, and (2) a three-year deferred incentive award.

The Incentive Plan goals generally reflect desired financial, operational and public mission objectives for the current and future fiscal years. Each goal is weighted reflecting its relative importance and potential impact on our strategic initiatives and annual business plan, and each is assigned a quantitative threshold, target and maximum level of performance. Each Named Executive Officer's award opportunity is based entirely on bank-wide performance. However, the Chief Risk Officer's (CRO) award opportunity is weighted 75 percent on bank-wide goals and 25 percent on Enterprise Risk Management (ERM) specific goals in order to provide incentive and maintain a certain level of independence for risk management initiatives.

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

For calendar year 2014, the Board approved a total of six performance measures in the functional areas of Franchise Value Promotion, Member Asset Activity and Stockholder Risk/Return. The mix of financial and non-financial goals measures performance across our mission and corporate objectives and is intended to discourage unnecessary or excessive risk-taking. Because we consider risk management to be an essential component in the achievement of our mission and corporate objectives, the goals below include a separate risk-related metric.

At its January 2015 meeting, following certification of the 2014 performance results and in accordance with those results, the Board authorized the distribution to the Named Executive Officers of the current awards shown in Note 2 to the Summary Compensation Table. For the 2014 plan year, we cumulatively achieved approximately 91 percent of the available maximum incentive opportunity. This was a slight decrease in overall FHLBank performance from the 92 percent achieved for 2013 even though the FHLBank continued to exceed the threshold level of performance for all six goals.

The following table presents the incentive weights, threshold, target and maximum performance levels, and the actual results achieved for the 2014 Incentive Plan performance measures.

2014 Incentive Plan Performance Levels and Results

(Dollars in thousands)
	Incentive Weight	Threshold Performance	Target Performance	Maximum Performance	Results Achieved
Franchise Value Promotion
1) Mission Outreach	10.0%	75	87	105	104
2) Mission Asset Participation	10.0	62%	67%	73%	76%
Member Asset Activity
3) Average Advance Balances for Members with Assets of $50 Billion or less	15.0	$12,500,000	$13,200,000	$14,000,000	$15,538,761
4) Mortgage Purchase Program New Mandatory Delivery Commitments	15.0	500,000	850,000	1,250,000	694,448
Stockholder Risk/Return
5) Decline in Market Value of Equity	25.0	< 10%	< 8%	4% or less	5.4%
6) Profitability-Available Earnings vs. Average 3-month LIBOR rate	25.0	350 bps	400 bps	450 bps	443 bps

During 2014, the Board, the Committee and the President periodically reviewed the Incentive Plan goals presented above to determine progress toward the goals. Although the Board and the President discussed various external factors that were affecting achievement of the performance measures, the Board did not take any actions to revise or change the Incentive Plan goals.

The incentive program for the CRO is weighted 75 percent on bank-wide goals and 25 percent on the ERM department goal.

Implement specific initiatives of the FHLBank's ERM program within the ERM Department.

Weight of Goal:	100 percent

Threshold:	5 initiatives satisfactorily completed*

Target:	7 initiatives satisfactorily completed*

Maximum:	10 initiatives satisfactorily completed*

2014 Results Achieved:	8.5 initiatives satisfactorily completed*

*	Specific initiatives include efforts in operational risk, market risk, credit risk, model risk and improvement of the FHLBank's general ERM program.

The total incentive award opportunities for the 2014 plan year stated as a percentage of base salary were as follows:

	Incentive Opportunity
Name	Threshold	Target	Maximum
Andrew S. Howell	50.0%	75.0%	100.0%
Donald R. Able	40.0	60.0	80.0
R. Kyle Lawler	40.0	60.0	80.0
Stephen J. Sponaugle	30.0	50.0	70.0
Roger B. Batsel	30.0	50.0	70.0

The current component of the Incentive Plan is awarded annually and designed to promote and reward higher levels of performance for accomplishing Board-approved goals. The long-term component of the Incentive Plan is a three-year deferred incentive award that is designed to promote higher levels of performance and long-term employment retention of selected executive and senior officers, including the Named Executive Officers.

Fifty percent of the total opportunity for the Incentive Plan is awarded in cash following the plan year and 50 percent is mandatorily deferred for three years after the end of the Plan year. The final value of the deferred award can be increased, decreased or remain the same based on the goal achievement level during the three-year period. If the goal achievement level over the three-year deferral period is below the threshold, no payment of the deferred award will be made. The following table presents the percentages, categorized by achievement level, in which the deferred award will be adjusted:

	Achievement Levels (1)
Name	Threshold	Target	Maximum
Andrew S. Howell	75.0%	100.0%	125.0%
Donald R. Able	75.0	100.0	125.0
R. Kyle Lawler	75.0	100.0	125.0
Stephen J. Sponaugle	75.0	100.0	125.0
Roger B. Batsel	75.0	100.0	125.0

(1)	Earned incentive awards that fall between any of the designated achievement levels (i.e. threshold, target, and maximum) will be interpolated.

The achievement levels presented above are determined using separate performance measures over the three-year deferral period (2015-2017).

The following table presents the performance measures and incentive weights used to determine the achievement level reached during the three-year deferral period:

2014 Deferred Annual Incentive Plan Goals (2015 - 2017 Performance Period)

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

The Board has ultimate authority over the Incentive Plan described above and the Transition Plan (described below) and may modify or terminate the Plans at any time or for any reason. In addition, payments under the Plans are subject to certain claw back provisions which allow the FHLBank to recover any incentive paid to a participant based on achievement of financial or operational goals that subsequently are deemed to be inaccurate, misstated or misleading. Our Board believes these claw back requirements serve as deterrents to any manipulation of financial statements or performance metrics in a manner that would assure and/or increase an incentive payment.

At its November 2014 meeting, the Board established the 2015 Incentive Plan goals, the incentive weights and the performance levels (measures) corresponding to each Incentive Plan goal and award opportunity for the 2015 Incentive Plan. In December 2014, the 2015 Incentive Plan was sent to the Finance Agency. The Finance Agency has not yet provided its non-objection, and therefore, the plan is subject to change. The 2015 incentive award opportunities for our executives are set forth below.

2015 Incentive Plan Goals

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

As reflected above, the Board decided to keep all of the 2015 goals the same as those in 2014 although the performance metrics have been adjusted. In setting the performance measures for the 2015 Incentive Plan, the Board reviewed the results against target for 2014 and considered relevant aspects of our financial outlook for 2015 including the continued uncertainty of the economy and the government's liquidity programs that continue to affect Mission Asset Activity and profitability. The Board also considered opportunities to facilitate outreach to membership and increase mission asset participation by members. The goals for the deferred component of the 2015 Incentive Plan, which include the 2016 - 2018 performance period, are expected to be set at the November 2015 Board meeting.

The Board also approved a separate ERM department goal for the CRO, whose annual incentive is weighted 75 percent on bank-wide goals and 25 percent on the ERM goal.

2015 CRO's Goal

Implement specific initiatives of the FHLBank's ERM program within the ERM Department.

Weight of Goal:	100 percent

Threshold:	4 initiatives satisfactorily completed*

Target:	5 initiatives satisfactorily completed*

Maximum:	7 initiatives satisfactorily completed*

*	Specific initiatives include efforts in improvement of the FHLBank's general ERM program, operational risk and compliance and market risk.

Residual/Transitional Long-Term Non-Equity Incentive Plan Compensation
The former Executive Long-Term Incentive Plan (LTI Plan) was a cash-based, performance unit plan designed to promote higher levels of performance and long-term employment retention by selected executive and senior officers, including the Named Executive Officers, for accomplishing Board-approved long-term goals. Since the LTI Plan was initially created, the Board had established a new three-year performance period annually, commencing each January 1, so that three overlapping performance periods are in effect at one time. However, in May 2012, we received notification of the completion of the review by the Finance Agency of certain 2012 executive compensation actions, which effectively discontinued long-term plans for all FHLBanks. In order to assist in the transition of our executive incentive plans, the 2012 - 2014 Transition Plan was adopted to bridge the participants' cash compensation levels in 2015 to close what otherwise would be a gap in compensation until the deferred component of the 2012 Incentive Plan is fully implemented in 2016.

At the beginning of the 2012 - 2014 Transition Plan, the Board established a base award opportunity for each executive officer in the form of a grant of a fixed number of performance units, with an assigned value of $100 per unit, equal to a percentage of the participant's base salary. The value of each performance unit then fluctuates as a function of the actual performance in comparison with the performance levels established for each goal with interpolations made for results between achievement levels. The achievement level for each goal then is multiplied by the corresponding incentive weight assigned to that goal. The results for each goal are summed and multiplied by the executive officer's respective number of performance units to arrive at the final award payable.

If actual performance falls below the threshold level of performance for any of the goals, no payment is made for that goal. If actual performance exceeds the performance maximum for a goal, only the maximum for that goal is paid. The Board has sole discretion to increase or decrease awards up to 10 percent to recognize performance not captured by the total achievement level of the goals. During 2014, the Board, the Committee and the President periodically reviewed progress toward the Transition Plan goals. At its January 2015 meeting, following certification of the performance results for the 2012 - 2014 performance period and in accordance with those results, the Board authorized the distribution of Transition Plan payments to eligible officers including the Named Executive Officers. Cumulatively, we achieved approximately 85 percent of the available maximum incentive opportunity for FHLBank goals. The 2012 - 2014 Transition Plan payments are shown in Note 2 to the Summary Compensation Table.

The following table presents the incentive weights, threshold, target and maximum performance levels, and the actual results achieved for the 2012 - 2014 Transition Plan goals.

	Incentive Weight	Threshold Performance	Target Performance	Maximum Performance	Results Achieved
OPERATING EFFICIENCY:
Ranking of Operating Efficiency Ratio in comparison to other FHLBanks	30%	8th of 12	4th of 12	1st of 12	1st of 12
RISK ADJUSTED PROFITABILITY:
Ranking of Risk Adjusted Profitability in comparison to other FHLBanks	30%	8th of 12	4th of 12	1st of 12	2nd of 12
MARKET CAPITALIZATION RATIO:
Ratio of Market Value of Equity to Par Value of Regulatory Capital Stock	30%	95%	100%	110%	108%
MARKET PENETRATION:
Ratio of Member Advances to Member Assets	10%	3.5%	3.7%	4.0%	3.2%

Non-Equity Incentive Plan Compensation Grants
The following table provides information on grants made under our Incentive Plans.

Grants of Plan-Based Awards

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards
Name	Grant Date (1)	Threshold	Target	Maximum
Andrew S. Howell	November 20, 2014	$337,500	$506,250	$675,000
Donald R. Able	November 20, 2014	146,000	219,000	292,000
R. Kyle Lawler	November 20, 2014	136,000	204,000	272,000
Stephen J. Sponaugle	November 20, 2014	90,000	150,000	210,000
Roger B. Batsel	November 20, 2014	78,000	130,000	182,000

(1)	Awards granted on this date are for the 2015 Incentive Plan.

Under the awards shown above, 50 percent of the estimated future payout will be awarded in cash following the Plan year. The other 50 percent of the estimated future payout will be mandatorily deferred for three years after the end of the Plan year. The final value of the deferred award can be increased, decreased or remain the same based on the achievement level of the deferred goals during the three-year period. See the "Non-Equity Incentive Compensation Plan (Incentive Plan)" section above for further detail.

Retirement Benefits
We maintain a comprehensive retirement program for executive officers comprised of two qualified retirement plans (a defined benefit plan and a defined contribution plan) and a non-qualified pension plan. For our qualified plans, we participate in the Pentegra Defined Benefit Plan for Financial Institutions and the Pentegra Defined Contribution Plan for Financial Institutions. The non-qualified plan, the Benefit Equalization Plan (BEP), restores benefits that eligible highly compensated employees would have received were it not for Internal Revenue Service limitations on benefits from the defined benefit plan (DB/BEP). Generally, benefits under the BEP vest and are payable according to the corresponding provisions of the qualified plans.

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

The pension benefits payable under the Pentegra DB plan are determined using a pre-established formula that provides a single life annuity payable monthly at age 65 or normal retirement. The benefit formula for employees hired prior to January 1, 2006, which includes Messrs. Howell, Able, Lawler, and Sponaugle, is 2.50 percent for each year of benefit service multiplied by the highest three-year average compensation. Compensation is defined as base salary, excess accrued vacation benefits and annual incentive compensation and excludes any long-term or deferred incentive payments. In the event of retirement prior to attainment of age 65, a reduced pension benefit is payable under the plan, with payments commencing as early as age 45. For employees who are hired after January 1, 2006, which includes Mr. Batsel, the Pentegra DB was amended. The current benefit formula is 1.25 percent for each year of benefit service multiplied by the highest five-year average compensation, where compensation is defined as base salary only and excludes all other forms of compensation. In addition, the current plan provides for a reduced pension benefit in the event of retirement prior to attainment of age 65 with payment commencing as early as age 55 if the participant has 10 years or more of service. Lastly, the Pentegra DB plan provides certain actuarially equivalent forms of benefit payments other than a single life annuity, including a limited lump sum distribution option, which is available only to employees, including Named Executive Officers, hired prior to February 1, 2006.

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

2014 Pension Benefits

Name	Plan Name	Number of Years Credited Service (1)	Present Value (2) of Accumulated Benefits
Andrew S. Howell	Pentegra DB	24.50	$1,650,000
	DB/BEP	24.50	3,774,000

Donald R. Able	Pentegra DB	33.42	1,866,000
	DB/BEP	33.42	2,122,000

R. Kyle Lawler	Pentegra DB	13.50	1,055,000
	DB/BEP	13.50	626,000

Stephen J. Sponaugle	Pentegra DB	21.33	1,380,000
	DB/BEP	21.33	380,000

Roger B. Batsel	Pentegra DB	—	—
	DB/BEP	—	—

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

Qualified Defined Contribution Plan. The Pentegra Defined Contribution Plan for Financial Institutions (Pentegra DC) is a tax-qualified defined contribution plan to which we make tenure-based matching contributions. Matching contributions begin upon completion of one year of employment and subsequently increase based on length of employment to a maximum of six percent of eligible compensation. Eligible compensation in the Pentegra DC plan is defined as base salary and annual bonus (STI compensation) and excludes any deferred incentive payments or payments received from the LTI or Transition Plan.

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

During 2014, the President was also provided with an FHLBank-owned vehicle for his business and personal use. The operating expenses associated with the vehicle, including an automobile club membership for emergency roadside assistance, also were provided. An executive officer's personal use of an FHLBank-owned vehicle, including use for the daily commute to and from work, is reported as a taxable fringe benefit. Additionally, with prior approval, our current Travel Policy permits a spouse to accompany an executive officer on authorized business trips. The transportation and other related expenses associated with the spouse's travel are reimbursed by the FHLBank and reported as a taxable fringe benefit. Perquisites did not individually or collectively exceed $10,000 for any of the Named Executive Officers and are therefore excluded from the Summary Compensation Table.

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

We have a severance policy under which employees, including executive officers, may receive benefits in the event of termination of employment resulting from job elimination, substantial job modification, job relocation or a planned reduction in staff that causes an involuntary termination of employment. Under this policy, an executive officer is entitled to a lump sum payment of one month's pay for every full year of employment, pro-rated for partial years of employment, with a minimum of one month and a maximum of six months' severance pay if a general release of any claims against the FHLBank is signed. At our discretion, executive officers and employees receiving benefits under this policy may also receive outplacement assistance as well as continuation of health insurance coverage on a limited basis.

We have no termination of employment, severance or change-in-control arrangements with any Named Executive Officer.

COMPENSATION COMMITTEE REPORT

The Personnel and Compensation Committee of the Board of Directors (the Committee) of the FHLBank has furnished the following report for inclusion in this annual report on Form 10-K:
The Committee has reviewed and discussed the 2014 Compensation Discussion and Analysis set forth above with the FHLBank's management. Based on such review and discussions, the Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this annual report on Form 10-K.
Donald J. Mullineaux (Chair)
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

The following table sets forth the per meeting fees and the annual caps for 2014 and 2015:

	2014		2015
	Per Meeting Fee	Annual Cap	Per Meeting Fee	Annual Cap
Chair	$14,000	$98,000	$15,000	$105,000
Vice Chair	12,200	85,000	13,750	95,000
Other Members	10,000	70,000	10,500	72,500

In addition, annual fees, which are subject to certain attendance requirements, are paid as follows for certain Board Committee assignments that involve significant time and responsibilities.

	2014	2015
Audit Committee:
Chair	$17,000	$17,000
Other members	9,500	9,500
Finance and Risk Management Committee:
Chair	14,000	14,000
Other members	7,000	7,000
All other committees:
Chair	14,000	14,000

However, the Board Chair does not receive additional compensation for chairing any committee and no director may receive fees totaling more than the annual amount paid to the Board Chair.

During 2014, total directors' fees and travel expenses incurred by the FHLBank were $1,414,000 and $264,036, respectively.

With prior approval, our current Travel Policy permits a spouse to accompany a director on authorized business trips. The transportation and other related expenses associated with the spouse's travel are reimbursed by the FHLBank and reported as a taxable fringe benefit. During 2014, there were 15 directors that received reimbursement for spousal travel expenses.

The following table sets forth the meeting fees earned by each director and expenses paid to each director for the year ended December 31, 2014.

2014 Directors Compensation Table

Name	Fees Earned or Paid in Cash	Total Expenses (1)	Total
J. Lynn Anderson	$86,500	$—	$86,500
Grady P. Appleton	79,500	764	80,264
Greg W. Caudill	79,500	540	80,040
James R. DeRoberts	69,500	1,090	70,590
Mark N. DuHamel	94,000	857	94,857
Leslie D. Dunn	93,500	1,088	94,588
James A. England	79,500	845	80,345
Charles J. Koch	77,000	1,332	78,332
Michael R. Melvin	77,000	753	77,753
Thomas L. Moore	77,000	658	77,658
Donald J. Mullineaux	93,500	1,627	95,127
Alvin J. Nance	70,000	961	70,961
Charles J. Ruma	91,000	—	91,000
David E. Sartore	86,500	1,005	87,505
William J. Small, Vice Chair	85,000	686	85,686
William S. Stuard, Jr.	77,000	744	77,744
Carl F. Wick, Chair	98,000	757	98,757
Total	$1,414,000	$13,707	$1,427,707

(1)	Total expenses are comprised of spousal travel expenses reimbursed to the director by the FHLBank; directors' travel expenses are not included.

The following table summarizes the total number of board meetings and meetings of its designated committees held in 2013 and 2014.

	Number of Meetings Held
Meeting Type	2013	2014
Board Meeting	10	9
Audit Committee	13	11
Finance and Risk Management Committee	7	7
Governance	6	7
Housing and Community Development Committee	5	5
Personnel and Compensation Committee	5	8
Executive Committee	—	1

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Personnel and Compensation Committee of the Board of Directors is charged with responsibility for the FHLBank's compensation policies and programs. None of the 2014 or 2015 Personnel and Compensation Committee members are or previously were officers or employees of the FHLBank. Additionally, none of the FHLBank's executive officers served or serve on the board of directors or the compensation committee of any entity whose executive officers served on the FHLBank's Personnel and Compensation Committee or Board of Directors. This Committee was and is composed of the following members:

2014	2015
Carl F. Wick (Chair)	Donald J. Mullineaux (Chair)
Grady P. Appleton	Grady P. Appleton
Leslie D. Dunn	Leslie D. Dunn
Charles J. Koch	Charles J. Koch
Michael R. Melvin	Michael R. Melvin
William J. Small (Vice Chair)	William J. Small (Vice Chair)

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We have one class of capital stock, Class B Stock, all of which is owned by our current and former member institutions. Individuals, including directors and officers of the FHLBank, are not permitted to own our capital stock. Therefore, we have no equity compensation plans.

The following table lists institutions holding five percent or more of outstanding capital stock at February 28, 2015 and includes any known affiliates that are members of the FHLBank:

(Dollars in thousands)
		Capital	Percent of Total	Number
Name	Address	Stock	Capital Stock	of Shares
JPMorgan Chase Bank, N.A.	1111 Polaris Parkway Columbus, OH 43240	$1,533,000	35%	15,330,000
U.S. Bank, N.A.	425 Walnut Street Cincinnati, OH 45202	475,393	11	4,753,927
Fifth Third Bank	38 Fountain Square Plaza Cincinnati, OH 45263	247,687	6	2,476,870

The following table lists capital stock outstanding as of February 28, 2015 held by member institutions that have an officer or director who serves as a director of the FHLBank:

(Dollars in thousands)
		Capital	Percent of Total
Name	Address	Stock	Capital Stock
Nationwide (1)	One Nationwide Plaza Columbus, OH 43215	$113,557	2.6%
FirstMerit Bank, N.A.	111 Cascade Plaza, 7th Floor Akron, OH 44308	86,660	2.0
First Federal Bank of the Midwest	601 Clinton Street Defiance, OH 43512	13,792	0.3
F&M Bank	50 Franklin Street Clarksville, TN 37040	3,378	0.1
Perpetual Federal Savings Bank	120 North Main Street Urbana, OH 43078	2,794	0.1
First Federal Bank of Ohio	140 North Columbus Street Galion, OH 44833	1,902	0.0
Farmers National Bank	304 West Main Street Danville, KY 40422	1,722	0.0
Field & Main Bank	140 North Main Street Henderson, KY 42420	1,628	0.0
The Arlington Bank	2130 Tremont Center Upper Arlington, OH 43221	1,055	0.0
Decatur County Bank	56 North Pleasant Street Decaturville, TN 38329	646	0.0
The Plateau Group (2)	2701 North Main Street Crossville, TN 38555	93	0.0

(1)	Includes Nationwide Bank, Nationwide Life Insurance Co., and Nationwide Mutual Insurance Co., which are FHLBank members.

(2)	Includes two subsidiaries (Plateau Casualty Insurance Company and Plateau Insurance Company), which are FHLBank members.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

DIRECTOR INDEPENDENCE

Because we are a cooperative, capital stock ownership is a prerequisite to transacting any business with us. Transactions with our stockholders are part of the ordinary course of - and are essential to the purpose of - our business.
Our capital stock is not permitted to be publicly traded and is not listed on any stock exchange. Therefore, we are not governed by stock exchange rules relating to director independence. If we were so governed, arguably none of our industry directors, who are elected by our members, would be deemed independent because all are directors and/or officers of members that do business with us. Messrs. Appleton, Koch, Mullineaux, Nance and Ruma and Mses. Dunn and Uridil, our seven non-industry directors, have no material transactions, relationships or arrangements with the FHLBank other than in their capacity as directors. Therefore, our Board of Directors has determined that each of them is independent under the independence standards of the New York Stock Exchange.
The Finance Agency director independence standards specify independence criteria for members of our Audit Committee. Under these criteria, all of our directors serving on the Audit Committee are independent.

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

We believe these policies are effective in bringing to the attention of management and the Board any non-ordinary course transactions that require Board review and approval and that all such transactions since January 1, 2014 have been so reviewed and approved.

Item 14.	Principal Accountant Fees and Services.

The following table sets forth the aggregate fees billed to the FHLBank for the years ended December 31, 2014 and 2013 by its independent registered public accounting firm, PricewaterhouseCoopers LLP:

	For the Years Ended
(In thousands)	December 31,
	2014	2013
Audit fees	$661	$659
Audit-related fees	67	59
Tax fees	—	—
All other fees	—	—
Total fees	$728	$718

Audit fees were for professional services rendered for the audits of the FHLBank's financial statements.

Audit-related fees were for assurance and related services primarily related to accounting consultations, control advisory services and fees related to participation in and presentations at conferences.

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

The FHLBank paid additional fees to PricewaterhouseCoopers LLP in the form of assessments paid to the Office of Finance. The FHLBank is assessed its proportionate share of the costs of operating the Office of Finance, which includes the expenses associated with the annual audits of the combined financial statements of the 12 FHLBanks. These assessments, which totaled $51,000 and $52,000 in 2014 and 2013, respectively, are not included in the table above.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	Financial Statements. The following financial statements of the Federal Home Loan Bank of Cincinnati, set forth in Item 8 above, are filed as a part of this registration statement.

Report of Independent Registered Public Accounting Firm
Statements of Condition as of December 31, 2014 and 2013
Statements of Income for the years ended December 31, 2014, 2013 and 2012
Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012
Statements of Capital for the years ended December 31, 2014, 2013 and 2012
Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012
Notes to Financial Statements

(b)	Exhibits.

See Index of Exhibits

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 19th day of March 2015.

FEDERAL HOME LOAN BANK OF CINCINNATI
(Registrant)

By:	/s/ Andrew S. Howell
Andrew S. Howell
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of the 19th day of March 2015.

Signatures	Title

/s/ Andrew S. Howell	President and Chief Executive Officer
Andrew S. Howell	(principal executive officer)

/s/ Donald R. Able	Executive Vice President - Chief Operating Officer and Chief Financial Officer
Donald R. Able	(principal financial officer)

/s/ J. Christopher Bates	Senior Vice President - Chief Accounting Officer
J. Christopher Bates	(principal accounting officer)

/s/ J. Lynn Anderson*	Director
J. Lynn Anderson

/s/ Grady P. Appleton*	Director
Grady P. Appleton

/s/ Greg W. Caudill*	Director
Greg W. Caudill

/s/ James R. DeRoberts*	Director
James R. DeRoberts

/s/ Mark N. DuHamel*	Director
Mark N. DuHamel

/s/ Leslie D. Dunn*	Director
Leslie D. Dunn

/s/ James A. England*	Director
James A. England

/s/ Charles J. Koch*	Director
Charles J. Koch

/s/ Michael R. Melvin*	Director
Michael R. Melvin

/s/ Thomas L. Moore*	Director
Thomas L. Moore

/s/ Donald J. Mullineaux*	Director (Chair)
Donald J. Mullineaux

/s/ Alvin J. Nance*	Director
Alvin J. Nance

/s/ Charles J. Ruma*	Director
Charles J. Ruma

/s/ David E. Sartore*	Director
David E. Sartore

/s/ William J. Small*	Director (Vice Chair)
William J. Small

/s/ William S. Stuard, Jr.*	Director
William S. Stuard, Jr.

/s/ Nancy E. Uridil*	Director
Nancy E. Uridil

* Pursuant to Power of Attorney

/s/ Andrew S. Howell
Andrew S. Howell
Attorney-in-fact

INDEX OF EXHIBITS

Exhibit Number (1)	Description of exhibit	Document filed or furnished, as indicated below

3.1	Organization Certificate	Form 10, filed December 5, 2005

3.2	Bylaws, as amended through March 18, 2010	Form 10-K, filed March 18, 2010

4	Capital Plan, as amended through November 25, 2013	Form 8-K, filed January 31, 2014

10.1.A	Form of Blanket Agreement for Advances and Security Agreement, as in effect for signatories prior to November 21, 2005	Form 10, filed December 5, 2005

10.1.B	Form of Blanket Security Agreement, for new signatories on and after November 21, 2005	Form 10, filed December 5, 2005

10.2	Form of Mortgage Purchase Program Master Selling and Servicing Master Agreement	Form 10, filed December 5, 2005

10.3	Federal Home Loan Banks P&I Funding and Contingency Plan Agreement, entered into as of July 20, 2006, by and among the Office of Finance and each of the Federal Home Loan Banks	Form 8-K, filed June 28, 2006

10.4	Joint Capital Enhancement Agreement, as amended on August 5, 2011, by and among each of the Federal Home Loan Banks	Form 8-K, filed August 5, 2011

10.5 (2)	Incentive Compensation Plan	Form 10-Q, filed August 9, 2012

10.6 (2)	Transitional Executive Long-Term Incentive Plan	Form 10-Q, filed August 9, 2012

10.7 (2)	Federal Home Loan Bank of Cincinnati Benefit Equalization Plan (December 2008 Restatement)	Form 10-K, filed March 18, 2010

10.8 (2)	First Amendment to the Federal Home Loan Bank of Cincinnati Benefit Equalization Plan (December 2008 Restatement)	Form 10-K, filed March 18, 2010

10.9 (2)	Form of indemnification agreement effective as of July 29, 2009 between the Federal Home Loan Bank and each of its directors and executive officers	Form 8-K, filed July 30, 2009

12	Statements of Computation of Ratio of Earnings to Fixed Charges	Filed Herewith

24	Powers of Attorney	Filed Herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	Filed Herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	Filed Herewith

32	Section 1350 Certifications	Furnished Herewith

Exhibit Number (1)	Description of exhibit	Document filed or furnished, as indicated below

99.1	Audit Committee Letter	Furnished Herewith

99.2	Audit Committee Charter	Furnished Herewith

101.INS	XBRL Instance Document	Filed Herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed Herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed Herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed Herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed Herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed Herewith

(1)	Numbers coincide with Item 601 of Regulation S-K.

(2)	Indicates management compensation plan or arrangement.