Form 10-Q
period 2015-03-31
Federal Home Loan Bank of Cincinnati
filed 2015-05-07
CIK 1326771

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
☐ Yes   ☒ No

As of April 30, 2015, the registrant had 43,874,183 shares of capital stock outstanding, which included stock classified as mandatorily redeemable. The capital stock of the registrant is not listed on any securities exchange or quoted on any automated quotation system, only may be owned by members and former members and is transferable only at its par value of $100 per share.

Page 1 of	72

PART I – FINANCIAL INFORMATION
Item 1.     Financial Statements

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CONDITION
(In thousands, except par value)
(Unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Cash and due from banks	$116,471	$3,109,970
Interest-bearing deposits	228	119
Securities purchased under agreements to resell	3,950,000	3,343,000
Federal funds sold	5,705,000	6,600,000
Investment securities:
Trading securities	1,302	1,341
Available-for-sale securities	549,968	1,349,977
Held-to-maturity securities (includes $0 and $0 pledged as collateral at March 31, 2015 and December 31, 2014, respectively, that may be repledged) (a)	14,458,216	14,712,271
Total investment securities	15,009,486	16,063,589
Advances (includes $15,182 and $15,042 at fair value under fair value option at March 31, 2015 and December 31, 2014, respectively)	66,731,484	70,405,616
Mortgage loans held for portfolio:
Mortgage loans held for portfolio	7,264,697	6,989,602
Less: allowance for credit losses on mortgage loans	2,162	4,919
Mortgage loans held for portfolio, net	7,262,535	6,984,683
Accrued interest receivable	81,626	81,384
Premises, software, and equipment, net	10,833	11,282
Derivative assets	20,668	14,699
Other assets	21,129	26,077
TOTAL ASSETS	$98,909,460	$106,640,419
LIABILITIES
Deposits	$841,921	$729,936
Consolidated Obligations, net:
Discount Notes	45,627,418	41,232,127
Bonds (includes $3,449,764 and $4,209,640 at fair value under fair value option at March 31, 2015 and December 31, 2014, respectively)	46,927,301	59,216,557
Total Consolidated Obligations, net	92,554,719	100,448,684
Mandatorily redeemable capital stock	61,560	62,963
Accrued interest payable	112,273	114,781
Affordable Housing Program payable	101,973	98,103
Derivative liabilities	59,023	63,767
Other liabilities	184,475	183,177
Total liabilities	93,915,944	101,701,411
Commitments and contingencies
CAPITAL
Capital stock Class B putable ($100 par value); issued and outstanding shares: 43,024 shares at March 31, 2015 and 42,665 shares at December 31, 2014	4,302,416	4,266,543
Retained earnings:
Unrestricted	535,203	529,367
Restricted	171,884	159,694
Total retained earnings	707,087	689,061
Accumulated other comprehensive loss	(15,987)	(16,596)
Total capital	4,993,516	4,939,008
TOTAL LIABILITIES AND CAPITAL	$98,909,460	$106,640,419

(a)	Fair values: $14,622,625 and $14,794,326 at March 31, 2015 and December 31, 2014, respectively.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
INTEREST INCOME:
Advances	$84,797	$76,151
Prepayment fees on Advances, net	1,030	996
Interest-bearing deposits	21	19
Securities purchased under agreements to resell	469	296
Federal funds sold	1,865	1,129
Trading securities	6	7
Available-for-sale securities	487	760
Held-to-maturity securities	80,435	89,253
Mortgage loans held for portfolio	56,199	60,265
Total interest income	225,309	228,876
INTEREST EXPENSE:
Consolidated Obligations - Discount Notes	9,940	8,449
Consolidated Obligations - Bonds	137,283	142,157
Deposits	93	63
Mandatorily redeemable capital stock	632	1,193
Total interest expense	147,948	151,862
NET INTEREST INCOME	77,361	77,014
NON-INTEREST INCOME:
Net losses on trading securities	(5)	(2)
Net (losses) gains on financial instruments held under fair value option	(1,169)	1,360
Net gains (losses) on derivatives and hedging activities	5,302	(1,083)
Standby Letters of Credit fees	3,043	2,344
Other, net	961	1,125
Total non-interest income	8,132	3,744
NON-INTEREST EXPENSE:
Compensation and benefits	10,107	9,286
Other operating expenses	4,709	4,402
Finance Agency	1,676	1,939
Office of Finance	926	1,047
Other	285	402
Total non-interest expense	17,703	17,076
INCOME BEFORE ASSESSMENTS	67,790	63,682
Affordable Housing Program assessments	6,842	6,488
NET INCOME	$60,948	$57,194

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net income	$60,948	$57,194
Other comprehensive income adjustments:
Net unrealized losses on available-for-sale securities	(8)	(39)
Pension and postretirement benefits	617	313
Total other comprehensive income adjustments	609	274
Comprehensive income	$61,557	$57,468

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CAPITAL
(In thousands)
(Unaudited)

	Capital Stock Class B - Putable		Retained Earnings			Accumulated Other Comprehensive	Total
	Shares	Par Value	Unrestricted	Restricted	Total	Loss	Capital
BALANCE, DECEMBER 31, 2013	46,980	$4,697,985	$510,321	$110,843	$621,164	$(9,042)	$5,310,107
Proceeds from sale of capital stock	100	10,006					10,006
Repurchase of capital stock	(4,979)	(497,875)					(497,875)
Net shares reclassified to mandatorily redeemable capital stock	(108)	(10,844)					(10,844)
Comprehensive income			45,755	11,439	57,194	274	57,468
Cash dividends on capital stock			(47,324)		(47,324)		(47,324)
BALANCE, MARCH 31, 2014	41,993	$4,199,272	$508,752	$122,282	$631,034	$(8,768)	$4,821,538

BALANCE, DECEMBER 31, 2014	42,665	$4,266,543	$529,367	$159,694	$689,061	$(16,596)	$4,939,008
Proceeds from sale of capital stock	411	41,100					41,100
Net shares reclassified to mandatorily redeemable capital stock	(52)	(5,227)					(5,227)
Comprehensive income			48,758	12,190	60,948	609	61,557
Cash dividends on capital stock			(42,922)		(42,922)		(42,922)
BALANCE, MARCH 31, 2015	43,024	$4,302,416	$535,203	$171,884	$707,087	$(15,987)	$4,993,516

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
OPERATING ACTIVITIES:
Net income	$60,948	$57,194
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,146	1,950
Net change in derivative and hedging activities	(9,100)	6,731
Net change in fair value adjustments on trading securities	5	2
Net change in fair value adjustments on financial instruments held under fair value option	1,169	(1,360)
Other adjustments	—	110
Net change in:
Accrued interest receivable	(241)	1,488
Other assets	4,414	5,094
Accrued interest payable	(693)	2,657
Other liabilities	4,946	(2,457)
Total adjustments	8,646	14,215
Net cash provided by operating activities	69,594	71,409

INVESTING ACTIVITIES:
Net change in:
Interest-bearing deposits	(9,027)	5,681
Securities purchased under agreements to resell	(607,000)	(3,150,000)
Federal funds sold	895,000	(2,455,000)
Premises, software, and equipment	(206)	(140)
Trading securities:
Proceeds from maturities of long-term	34	59
Available-for-sale securities:
Net decrease (increase) in short-term	800,000	(355,000)
Held-to-maturity securities:
Net (increase) decrease in short-term	(5,642)	1,440
Proceeds from maturities of long-term	543,927	465,827
Purchases of long-term	(283,570)	(561,789)
Advances:
Proceeds	231,457,294	207,347,064
Made	(227,773,585)	(207,639,145)
Mortgage loans held for portfolio:
Principal collected	345,085	230,027
Purchases	(628,067)	(111,428)
Net cash provided by (used in) investing activities	4,734,243	(6,222,404)

The accompanying notes are an integral part of these financial statements.

(continued from previous page)
FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	Three Months Ended March 31,
	2015	2014
FINANCING ACTIVITIES:
Net increase (decrease) in deposits and pass-through reserves	$111,586	$(43,457)
Net payments on derivative contracts with financing elements	(7,567)	(7,657)
Net proceeds from issuance of Consolidated Obligations:
Discount Notes	57,318,356	35,297,040
Bonds	2,855,959	14,942,177
Payments for maturing and retiring Consolidated Obligations:
Discount Notes	(52,925,621)	(40,283,314)
Bonds	(15,141,597)	(11,677,200)
Proceeds from issuance of capital stock	41,100	10,006
Payments for repurchase/redemption of mandatorily redeemable capital stock	(6,630)	(11,864)
Payments for repurchase of capital stock	—	(497,875)
Cash dividends paid	(42,922)	(47,324)
Net cash used in financing activities	(7,797,336)	(2,319,468)
Net decrease in cash and cash equivalents	(2,993,499)	(8,470,463)
Cash and cash equivalents at beginning of the period	3,109,970	8,598,933
Cash and cash equivalents at end of the period	$116,471	$128,470
Supplemental Disclosures:
Interest paid	$158,511	$157,055
Affordable Housing Program payments, net	$2,972	$1,854

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Background Information

The Federal Home Loan Bank of Cincinnati (the FHLB), a federally chartered corporation, is one of 12 District Federal Home Loan Banks (FHLBanks). The FHLBanks serve the public by enhancing the availability of credit for residential mortgages and targeted community development. The FHLB is regulated by the Federal Housing Finance Agency (Finance Agency).

Note 1 - Basis of Presentation

The accompanying interim financial statements of the FHLB have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of financial statements in accordance with GAAP requires management to make assumptions and estimates. These assumptions and estimates affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. Actual results could differ from these estimates. The interim financial statements presented are unaudited, but they include all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations, and cash flows for such periods. These financial statements do not include all disclosures associated with annual financial statements and accordingly should be read in conjunction with the audited financial statements and notes included in the FHLB's annual report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission (SEC). Results for the three months ended March 31, 2015 are not necessarily indicative of operating results for the full year.

The FHLB presents certain financial instruments, including derivative instruments and securities purchased under agreements to resell, on a net basis when it has a legal right of offset and all other requirements for netting are met (collectively referred to as the netting requirements). For these instruments, the FHLB has elected to offset its asset and liability positions, as well as cash collateral received or pledged, when it has met the netting requirements. The FHLB did not have any offsetting liabilities related to its securities purchased under agreements to resell for the periods presented.

The net exposure for these financial instruments can change on a daily basis; therefore, there may be a delay between the time this exposure change is identified and additional collateral is requested, and the time this collateral is received or pledged. Likewise, there may be a delay for excess collateral to be returned. For derivative instruments that meet the requirements for netting, any excess cash collateral received or pledged is recognized as a derivative liability or derivative asset. Additional information regarding these agreements is provided in Note 10. Based on the fair value of the related collateral held, the securities purchased under agreements to resell were fully collateralized for the periods presented. For more information about the FHLB's investments in securities purchased under agreements to resell, see “Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies” in the FHLB's 2014 Form 10-K.

The FHLB has evaluated subsequent events for potential recognition or disclosure through the issuance of these financial statements and believes there have been no material subsequent events requiring additional disclosure or recognition in these financial statements.

Note 2 - Recently Issued Accounting Standards and Interpretations

Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. On April 15, 2015, the Financial Accounting Standards Board (FASB) issued amendments to clarify the accounting for cloud computing arrangements. The amendments provide guidance to customers about whether a cloud computing arrangement includes a software license and how to account for it. This guidance becomes effective for the FHLB for the interim and annual periods beginning after December 15, 2015. The FHLB is in the process of evaluating this guidance and its effect on the FHLB's financial condition, results of operations, and cash flows.

Simplifying the Presentation of Debt Issuance Costs. On April 7, 2015, the FASB issued guidance to simplify the presentation of debt issuance costs. This guidance requires that debt issuance costs related to a recognized debt liability be presented in the statement of condition as a direct deduction from the carrying amount of the liability, consistent with the presentation of debt discounts. This guidance becomes effective for the FHLB for the interim and annual periods beginning after December 15,

2015. The guidance is required to be applied on a retrospective basis to each individual period presented on the statement of condition. The FHLB is in the process of evaluating this guidance and its effect on the FHLB's financial condition and cash flows.

Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure. On August 8, 2014, the FASB issued amended guidance relating to the classification and measurement of certain government-guaranteed mortgage loans upon foreclosure. The amendments in this guidance require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if certain conditions are met. This guidance became effective for the FHLB for the interim and annual periods beginning on January 1, 2015, and was adopted prospectively. The adoption of this guidance had no material effect on the FHLB's financial condition, results of operations, or cash flows.

Repurchase-to Maturity Transactions, Repurchase Financings, and Disclosures. On June 12, 2014, the FASB issued amended guidance for repurchase-to-maturity transactions and repurchase agreements executed as repurchase financings. This amendment requires secured borrowing accounting treatment for repurchase-to-maturity transactions and provides guidance on accounting for repurchase financing arrangements. In addition, this guidance requires additional disclosures, particularly on transfers accounted for as sales that are economically similar to repurchase agreements and on the nature of collateral pledged in repurchase agreements accounted for as secured borrowings. This guidance became effective for the FHLB for interim and annual periods beginning on January 1, 2015. The adoption of this guidance had no material effect on the FHLB's financial condition, results of operations, or cash flows.

Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. On January 17, 2014, the FASB issued guidance clarifying when consumer mortgage loans collateralized by real estate should be reclassified to real estate owned. Specifically, such collateralized mortgage loans should be reclassified to real estate owned when either the creditor obtains legal title to the residential real estate property upon completion of a foreclosure, or the borrower conveys all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed-in-lieu of foreclosure or through a similar legal agreement. This guidance became effective for the FHLB for interim and annual periods beginning on January 1, 2015, and was adopted prospectively. The adoption of this guidance had no material effect on the FHLB's financial condition, results of operations, or cash flows.

Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention. On April 9, 2012, the Finance Agency issued an advisory bulletin that establishes a standard and uniform methodology for adverse classification and identification of special mention assets and off-balance sheet credit exposures at the FHLBanks, excluding investment securities. The adverse classification requirements were implemented as of January 1, 2014; this implementation did not have a material effect on the FHLB's financial condition, results of operations, or cash flows. The charge-off requirements were implemented on January 1, 2015. The adoption of these requirements had no material effect on the FHLB's financial condition, results of operations, or cash flows.

Note 3 - Trading Securities

Table 3.1 - Trading Securities by Major Security Types (in thousands)

Fair Value	March 31, 2015	December 31, 2014
Mortgage-backed securities:
Other U.S. obligation single-family mortgage-backed securities (1)	$1,302	$1,341
Total	$1,302	$1,341

(1)	Consists of Government National Mortgage Association (Ginnie Mae) mortgage-backed securities.

Table 3.2 - Net Losses on Trading Securities (in thousands)

	Three Months Ended March 31,
	2015	2014
Net losses on trading securities held at period end	$(5)	$(2)
Net losses on trading securities	$(5)	$(2)

Note 4 - Available-for-Sale Securities

Table 4.1 - Available-for-Sale Securities by Major Security Types (in thousands)

	March 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$550,000	$—	$(32)	$549,968
Total	$550,000	$—	$(32)	$549,968

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$1,350,001	$3	$(27)	$1,349,977
Total	$1,350,001	$3	$(27)	$1,349,977

All securities outstanding with gross unrealized losses at March 31, 2015 and December 31, 2014 have been in a continuous unrealized loss position for less than 12 months.

Table 4.2 - Available-for-Sale Securities by Contractual Maturity (in thousands)

	March 31, 2015		December 31, 2014
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$550,000	$549,968	$1,350,001	$1,349,977

Table 4.3 - Interest Rate Payment Terms of Available-for-Sale Securities (in thousands)

	March 31, 2015	December 31, 2014
Amortized cost of available-for-sale securities:
Fixed-rate	$550,000	$1,350,001

Realized Gains and Losses. The FHLB had no sales of securities out of its available-for-sale portfolio for the three months ended March 31, 2015 or 2014.

Note 5 - Held-to-Maturity Securities

Table 5.1 - Held-to-Maturity Securities by Major Security Types (in thousands)

	March 31, 2015
	Amortized Cost (1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
Non-mortgage-backed securities:
Government-sponsored enterprises (GSE) (2)	$31,741	$1	$—	$31,742
Total non-mortgage-backed securities	31,741	1	—	31,742
Mortgage-backed securities:
Other U.S. obligation single-family mortgage-backed securities (3)	2,249,445	18,242	—	2,267,687
GSE single-family mortgage-backed securities (4)	12,177,030	209,467	(63,301)	12,323,196
Total mortgage-backed securities	14,426,475	227,709	(63,301)	14,590,883
Total	$14,458,216	$227,710	$(63,301)	$14,622,625

	December 31, 2014
	Amortized Cost (1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
Non-mortgage-backed securities:
GSE (2)	$26,099	$—	$—	$26,099
Total non-mortgage-backed securities	26,099	—	—	26,099
Mortgage-backed securities:
Other U.S. obligation single-family mortgage-backed securities (3)	2,038,960	10,021	(1,017)	2,047,964
GSE single-family mortgage-backed securities (4)	12,647,212	191,870	(118,819)	12,720,263
Total mortgage-backed securities	14,686,172	201,891	(119,836)	14,768,227
Total	$14,712,271	$201,891	$(119,836)	$14,794,326

(1)	Carrying value equals amortized cost.

(2)	Consists of debt securities issued and effectively guaranteed by Freddie Mac and/or Fannie Mae, which have the support of the U.S. government, although they are not obligations of the U.S. government.

(3)	Consists of Ginnie Mae mortgage-backed securities and/or mortgage-backed securities issued or guaranteed by the National Credit Union Administration (NCUA) and the U.S. government.

(4)
Consists of mortgage-backed securities issued and effectively guaranteed by Freddie Mac and/or Fannie Mae, which have the support of the U.S. government, although they are not obligations of the U.S. government.

Table 5.2 - Net Purchased Discounts Included in the Amortized Cost of Mortgage-backed Securities Classified as Held-to-Maturity (in thousands)

	March 31, 2015	December 31, 2014
Premiums	$30,225	$24,473
Discounts	(47,820)	(51,357)
Net purchased discounts	$(17,595)	$(26,884)

Table 5.3 summarizes the held-to-maturity securities with unrealized losses, which are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

Table 5.3 - Held-to-Maturity Securities in a Continuous Unrealized Loss Position (in thousands)

	March 31, 2015
	Less than 12 Months		12 Months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Mortgage-backed securities:
GSE single-family mortgage-backed securities (1)	$2,551,512	$(17,919)	$2,328,130	$(45,382)	$4,879,642	$(63,301)
Total	$2,551,512	$(17,919)	$2,328,130	$(45,382)	$4,879,642	$(63,301)

	December 31, 2014
	Less than 12 Months		12 Months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Mortgage-backed securities:
Other U.S. obligation single-family mortgage-backed securities (2)	$—	$—	$197,625	$(1,017)	$197,625	$(1,017)
GSE single-family mortgage-backed securities (1)	631,907	(1,348)	5,555,049	(117,471)	6,186,956	(118,819)
Total	$631,907	$(1,348)	$5,752,674	$(118,488)	$6,384,581	$(119,836)

(1)
Consists of mortgage-backed securities issued and effectively guaranteed by Freddie Mac and/or Fannie Mae, which have the support of the U.S. government, although they are not obligations of the U.S. government.

(2)	Consists of Ginnie Mae mortgage-backed securities.

Table 5.4 - Held-to-Maturity Securities by Contractual Maturity (in thousands)

	March 31, 2015		December 31, 2014
Year of Maturity	Amortized Cost (1)	Fair Value	Amortized Cost (1)	Fair Value
Non-mortgage-backed securities:
Due in 1 year or less	$31,741	$31,742	$26,099	$26,099
Due after 1 year through 5 years	—	—	—	—
Due after 5 years through 10 years	—	—	—	—
Due after 10 years	—	—	—	—
Total non-mortgage-backed securities	31,741	31,742	26,099	26,099
Mortgage-backed securities (2)	14,426,475	14,590,883	14,686,172	14,768,227
Total	$14,458,216	$14,622,625	$14,712,271	$14,794,326

(1)	Carrying value equals amortized cost.

(2)
Mortgage-backed securities are not presented by contractual maturity because their expected maturities will likely differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 5.5 - Interest Rate Payment Terms of Held-to-Maturity Securities (in thousands)

	March 31, 2015	December 31, 2014
Amortized cost of non-mortgage-backed securities:
Fixed-rate	$31,741	$26,099
Total amortized cost of non-mortgage-backed securities	31,741	26,099
Amortized cost of mortgage-backed securities:
Fixed-rate	11,941,056	12,091,591
Variable-rate	2,485,419	2,594,581
Total amortized cost of mortgage-backed securities	14,426,475	14,686,172
Total	$14,458,216	$14,712,271

Realized Gains and Losses. From time to time the FHLB may sell securities out of its held-to-maturity portfolio. These securities, generally, have less than 15 percent of the acquired principal outstanding at the time of the sale. These sales are considered maturities for the purposes of security classification. For the three months ended March 31, 2015 or 2014, the FHLB did not sell any held-to-maturity securities.

Note 6 - Other-Than-Temporary Impairment Analysis

The FHLB evaluates its individual available-for-sale and held-to-maturity investment securities holdings in an unrealized loss position for other-than-temporary impairment on a quarterly basis.

For its Other U.S. obligations and GSE investments (mortgage-backed securities and non-mortgage-backed securities), the FHLB determined that the strength of the issuers' guarantees through direct obligations or support from the U.S. government is sufficient to protect the FHLB from losses based on current expectations. As a result, the FHLB determined that, as of March 31, 2015, all of the gross unrealized losses on these investments were temporary as the declines in market value of these securities were not attributable to credit quality. Furthermore, the FHLB does not intend to sell the investments, and it is not more likely than not that the FHLB will be required to sell the investments before recovery of their amortized cost bases. As a result, the FHLB did not consider any of these investments to be other-than-temporarily impaired at March 31, 2015.

The FHLB also reviewed its available-for-sale securities that have experienced unrealized losses at March 31, 2015 and determined that the unrealized losses were temporary, based on the creditworthiness of the issuers and the related collateral characteristics, and that the FHLB will recover its entire amortized cost basis. Additionally, because the FHLB does not intend to sell these securities, nor is it more likely than not that the FHLB will be required to sell the securities before recovery, it did not consider the investments to be other-than-temporarily impaired at March 31, 2015.

The FHLB did not consider any of its investments to be other-than-temporarily impaired at December 31, 2014.

Note 7 - Advances

The FHLB offers a wide range of fixed- and variable-rate Advance products with different maturities, interest rates, payment characteristics and optionality. At March 31, 2015 and December 31, 2014, the FHLB had Advances outstanding, including Affordable Housing Program (AHP) Advances (see Note 13), at interest rates ranging from 0.00 percent to 8.85 percent and from 0.00 percent to 9.20, respectively. Advances with interest rates of 0.00 percent are AHP Advances. The following table presents Advance redemptions by contractual maturity, including index-amortizing Advances, which are presented according to their predetermined amortization schedules.

Table 7.1 - Advance Redemption Terms (dollars in thousands)

	March 31, 2015		December 31, 2014
Redemption Term	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$13,611,355	0.38%	$14,139,630	0.40%
Due after 1 year through 2 years	16,060,019	0.60	14,810,847	0.54
Due after 2 years through 3 years	10,065,632	0.81	12,829,760	0.69
Due after 3 years through 4 years	14,382,943	0.56	14,222,722	0.60
Due after 4 years through 5 years	10,529,952	0.59	10,724,619	0.54
Thereafter	1,964,965	2.33	3,570,929	1.51
Total par value	66,614,866	0.63	70,298,507	0.60
Commitment fees	(692)		(699)
Discount on AHP Advances	(11,342)		(12,110)
Premiums	2,981		3,058
Discounts	(10,912)		(12,572)
Hedging adjustments	136,401		129,390
Fair value option valuation adjustments and accrued interest	182		42
Total	$66,731,484		$70,405,616

The FHLB offers Advances to members that may be prepaid on specified dates (call dates) without incurring prepayment or termination fees (callable Advances). If the call option is exercised, replacement funding may be available. Other Advances may only be prepaid subject to a prepayment fee paid to the FHLB that makes the FHLB financially indifferent to the prepayment of the Advance. At March 31, 2015 and December 31, 2014, the FHLB had callable Advances (in thousands) of $13,254,749 and $15,098,357.

Table 7.2 - Advances by Year of Contractual Maturity or Next Call Date for Callable Advances (in thousands)

Year of Contractual Maturity or Next Call Date	March 31, 2015	December 31, 2014
Due in 1 year or less	$19,986,769	$23,003,946
Due after 1 year through 2 years	12,788,302	12,159,384
Due after 2 years through 3 years	11,087,732	9,659,975
Due after 3 years through 4 years	11,379,467	12,295,893
Due after 4 years through 5 years	9,768,631	9,970,280
Thereafter	1,603,965	3,209,029
Total par value	$66,614,866	$70,298,507

The FHLB also offers putable Advances. With a putable Advance, the FHLB effectively purchases put options from the member that allows the FHLB to terminate the Advance at predetermined dates. The FHLB normally would exercise its option when interest rates increase relative to contractual rates. At March 31, 2015 and December 31, 2014, the FHLB had putable Advances, excluding those where the related put options have expired, totaling (in thousands) $1,579,900 and $1,617,400.

Table 7.3 - Advances by Year of Contractual Maturity or Next Put/Convert Date for Putable/Convertible Advances (in thousands)

Year of Contractual Maturity or Next Put/Convert Date	March 31, 2015	December 31, 2014
Due in 1 year or less	$15,177,255	$15,753,030
Due after 1 year through 2 years	15,739,519	14,663,847
Due after 2 years through 3 years	9,180,732	12,115,860
Due after 3 years through 4 years	14,192,443	13,649,722
Due after 4 years through 5 years	10,529,952	10,715,119
Thereafter	1,794,965	3,400,929
Total par value	$66,614,866	$70,298,507

Table 7.4 - Advances by Interest Rate Payment Terms (in thousands)

	March 31, 2015	December 31, 2014
Total fixed-rate (1)	$17,105,017	$17,945,050
Total variable-rate (1)	49,509,849	52,353,457
Total par value	$66,614,866	$70,298,507

(1)	Payment terms based on current interest rate terms, which reflect any option exercises or rate conversions that have occurred subsequent to the related Advance issuance.

Table 7.5 - Borrowers Holding Five Percent or more of Total Advances, Including Any Known Affiliates that are Members of the FHLB (dollars in millions)

March 31, 2015			December 31, 2014
	Principal	% of Total		Principal	% of Total
JPMorgan Chase Bank, N.A.	$38,300	57%	JPMorgan Chase Bank, N.A.	$41,300	59%
U.S. Bank, N.A.	8,298	12	U.S. Bank, N.A.	8,338	12
Total	$46,598	69%	Total	$49,638	71%

Note 8 - Mortgage Loans Held for Portfolio

Table 8.1 - Mortgage Loans Held for Portfolio (in thousands)

	March 31, 2015	December 31, 2014
Unpaid principal balance:
Fixed rate medium-term single-family mortgage loans (1)	$1,376,759	$1,393,525
Fixed rate long-term single-family mortgage loans	5,683,026	5,402,479
Total unpaid principal balance	7,059,785	6,796,004
Premiums	184,415	179,540
Discounts	(2,258)	(2,460)
Hedging basis adjustments (2)	22,755	16,518
Total mortgage loans held for portfolio	$7,264,697	$6,989,602

(1)	Medium-term is defined as a term of 15 years or less.

(2)
Represents the unamortized balance of the mortgage purchase commitments' market values at the time of settlement. The market value of the commitment is included in the basis of the mortgage loan and amortized accordingly.

Table 8.2 - Mortgage Loans Held for Portfolio by Collateral/Guarantee Type (in thousands)

	March 31, 2015	December 31, 2014
Unpaid principal balance:
Conventional mortgage loans	$6,492,346	$6,203,318
Federal Housing Administration (FHA) mortgage loans	567,439	592,686
Total unpaid principal balance	$7,059,785	$6,796,004

For information related to the FHLB's credit risk on mortgage loans and allowance for credit losses, see Note 9.

Table 8.3 - Members, Including Any Known Affiliates that are Members of the FHLB, and Former Members Selling Five Percent or more of Total Unpaid Principal (dollars in millions)

	March 31, 2015			December 31, 2014
	Principal	% of Total		Principal	% of Total
Union Savings Bank	$1,768	25%	Union Savings Bank	$1,593	23%
PNC Bank, N.A.(1)	1,020	14	PNC Bank, N.A. (1)	1,074	16
Guardian Savings Bank FSB	470	7	Guardian Savings Bank FSB	406	6

(1)	Former member.

Note 9 - Allowance for Credit Losses

The FHLB has established an allowance methodology for each of the FHLB's portfolio segments: credit products (Advances, Letters of Credit and other extensions of credit to members); FHA mortgage loans held for portfolio; and conventional mortgage loans held for portfolio.

Credit products

The FHLB manages its credit exposure to credit products through an integrated approach that includes establishing a credit limit for each borrower, includes an ongoing review of each borrower's financial condition and is coupled with detailed collateral and lending policies to limit risk of loss while balancing borrowers' needs for a reliable source of funding. In addition, the FHLB lends to eligible borrowers in accordance with federal statutes, including the FHLBank Act, and Finance Agency regulations, which require the FHLB to obtain sufficient collateral to fully secure credit products. The estimated value of the collateral required to secure each member's credit products is calculated by applying collateral discounts, or haircuts, to the value of the collateral. The FHLB accepts certain investment securities, residential mortgage loans, deposits, and other real estate related assets as collateral. In addition, community financial institutions are eligible to utilize expanded statutory collateral provisions for small business and agriculture loans. The FHLB's capital stock owned by its member borrowers is also pledged as collateral. Collateral arrangements and a member’s borrowing capacity vary based on the financial condition and performance of the institution, the types of collateral pledged and the overall quality of those assets. The FHLB can also require additional or substitute collateral to protect its security interest. Management of the FHLB believes that these policies effectively manage the FHLB's credit risk from credit products.

Members experiencing financial difficulties are subject to FHLB-performed “stress tests” of the impact of poorly performing assets on the member’s capital and loss reserve positions. Depending on the results of these tests and the level of overcollateralization, a member may be allowed to maintain pledged loan assets in its custody, may be required to deliver those loans into the custody of the FHLB or its agent, and/or may be required to provide details on these loans to facilitate an estimate of their fair value. The FHLB perfects its security interest in all pledged collateral. The FHLBank Act affords any security interest granted to the FHLB by a member priority over the claims or rights of any other party except for claims or rights of a third party that would be entitled to priority under otherwise applicable law and that are held by a bona fide purchaser for value or by a secured party holding a prior perfected security interest.

Using a risk-based approach, the FHLB considers the payment status, collateralization levels, and borrower's financial condition to be indicators of credit quality for its credit products. At March 31, 2015 and December 31, 2014, the FHLB had rights to collateral on a member-by-member basis with an estimated value in excess of its outstanding extensions of credit.

The FHLB evaluates and makes changes to its collateral guidelines, as necessary, based on current market conditions. At March 31, 2015 and December 31, 2014, the FHLB did not have any Advances that were past due, in non-accrual status, or impaired. In addition, there were no troubled debt restructurings related to credit products of the FHLB during the three months ended March 31, 2015 or 2014.

The FHLB has not experienced any credit losses on Advances since it was founded in 1932. Based upon the collateral held as security, its credit extension and collateral policies, management's credit analysis and the repayment history on credit products, the FHLB did not record any credit losses on credit products as of March 31, 2015 or December 31, 2014. Accordingly, the FHLB did not record any allowance for credit losses on Advances.

At March 31, 2015 and December 31, 2014, no liability to reflect an allowance for credit losses for off-balance sheet credit exposures was recorded. See Note 19 for additional information on the FHLB's off-balance sheet credit exposure.

Mortgage Loans Held for Portfolio - FHA

The FHLB invests in fixed-rate mortgage loans secured by one-to-four family residential properties insured by the FHA. Any losses from such loans are expected to be recovered from the FHA. Any losses from these loans that are not recovered from the FHA would be due to a claim rejection by the FHA and, as such, would be recoverable from the selling participating financial institutions. Therefore, the FHLB only has credit risk for these loans if the seller or servicer fails to pay for losses not covered by the FHA insurance. As a result, the FHLB did not establish an allowance for credit losses on its FHA insured mortgage loans. Furthermore, due to the insurance, none of these mortgage loans have been placed on non-accrual status.

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

Collectively Evaluated Mortgage Loans. The credit risk analysis of conventional loans evaluated collectively for impairment considers historical delinquency migration, applies estimated loss severities, and incorporates the associated credit enhancements in order to determine the FHLB's best estimate of probable incurred losses at the reporting date. The credit risk analysis of all conventional mortgage loans is performed at the individual Master Commitment Contract level to properly determine the credit enhancements available to recover losses on loans under each individual Master Commitment Contract. The Master Commitment Contract is an agreement with a member in which the member agrees to make every attempt to sell a specific dollar amount of loans to the FHLB over a one-year period. Migration analysis is a methodology for determining, through the FHLB's experience over a historical period, the rate of default on loans. The FHLB applies migration analysis to loans based on payment status categories such as current, 30, 60, and 90 days past due. The FHLB then estimates, based on historical experience, how many loans in these categories may migrate to a loss realization event and applies a current loss severity to estimate losses. The estimated losses are then reduced by the probable cash flows resulting from available credit enhancements. Any credit enhancement cash flows that are projected and assessed as not probable of receipt do not reduce estimated losses.

Individually Evaluated Mortgage Loans. Conventional mortgage loans that are considered troubled debt restructurings are specifically identified for purposes of calculating the allowance for credit losses. The FHLB measures impairment of these specifically identified loans by either estimating the present value of expected cash flows, estimating the loan's observable market price, or estimating the fair value of the collateral if the loan is collateral dependent. Specifically identified loans evaluated for impairment are removed from the collectively evaluated mortgage loan population.

Qualitative Factors. The FHLB also assesses other qualitative factors in its estimation of loan losses for the collectively evaluated population. This amount represents a subjective management judgment, based on facts and circumstances that exist as of the reporting date, that is intended to cover other incurred losses that may not otherwise be captured in the methodology described above.

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

Table 9.1 - Rollforward of Allowance for Credit Losses on Conventional Mortgage Loans (in thousands)

	Three Months Ended March 31,
	2015	2014
Balance, beginning of period	$4,919	$7,233
Charge-offs, net of recoveries (1)	(2,757)	(578)
Balance, end of period	$2,162	$6,655

(1)
On January 1, 2015, the FHLB adopted the charge off provisions of the Finance Agency's Advisory Bulletin 2012-02, which require the FHLB to charge off the estimated loss portion of loans 180 days or more past due and certain loans in which the borrower has filed for bankruptcy.

Table 9.2 - Allowance for Credit Losses and Recorded Investment on Conventional Mortgage Loans by Impairment Methodology (in thousands)

	March 31, 2015	December 31, 2014
Allowance for credit losses, end of period:
Collectively evaluated for impairment	$2,162	$4,766
Individually evaluated for impairment	—	153
Total	$2,162	$4,919
Recorded investment, end of period:
Collectively evaluated for impairment	$6,704,384	$6,402,994
Individually evaluated for impairment	8,933	8,639
Total recorded investment	$6,713,317	$6,411,633

Credit Enhancements. The conventional mortgage loans under the MPP are supported by some combination of credit enhancements (primary mortgage insurance (PMI), supplemental mortgage insurance (SMI) and the Lender Risk Account (LRA), including pooled LRA for those members participating in an aggregated MPP pool). The amount of credit enhancements needed to protect the FHLB against credit losses is determined through use of a third-party default model. These credit enhancements apply after a homeowner's equity is exhausted. Beginning in February 2011, the FHLB discontinued the use of SMI for all new loan purchases and replaced it with expanded use of the LRA. The LRA is funded by the FHLB as a portion of the purchase proceeds to cover expected losses. Excess funds over required balances are distributed to the member in accordance with a step-down schedule that is established upon execution of a Master Commitment Contract, subject to performance of the related loan pool. The LRA established for a pool of loans is limited to only covering losses of that specific pool of loans.

Table 9.3 - Changes in the LRA (in thousands)

Three Months Ended
March 31, 2015
LRA at beginning of year	$129,213
Additions	9,062
Claims	(329)
Scheduled distributions	(844)
LRA at end of period	$137,102

Credit Quality Indicators. Key credit quality indicators for mortgage loans include the migration of past due loans, non-accrual loans, and loans in process of foreclosure. The table below summarizes the FHLB's key credit quality indicators for mortgage loans.

Table 9.4 - Recorded Investment in Delinquent Mortgage Loans (dollars in thousands)

	March 31, 2015
	Conventional MPP Loans	FHA Loans	Total
Past due 30-59 days delinquent	$44,397	$33,335	$77,732
Past due 60-89 days delinquent	8,307	9,465	17,772
Past due 90 days or more delinquent	39,521	22,468	61,989
Total past due	92,225	65,268	157,493
Total current mortgage loans	6,621,092	511,375	7,132,467
Total mortgage loans	$6,713,317	$576,643	$7,289,960
Other delinquency statistics:
In process of foreclosure, included above (1)	$31,689	$11,267	$42,956
Serious delinquency rate (2)	0.59%	3.98%	0.86%
Past due 90 days or more still accruing interest (3)	$32,614	$22,468	$55,082
Loans on non-accrual status, included above	$7,335	$—	$7,335

	December 31, 2014
	Conventional MPP Loans	FHA Loans	Total
Past due 30-59 days delinquent	$49,053	$42,744	$91,797
Past due 60-89 days delinquent	13,597	12,881	26,478
Past due 90 days or more delinquent	42,991	25,045	68,036
Total past due	105,641	80,670	186,311
Total current mortgage loans	6,305,992	522,042	6,828,034
Total mortgage loans	$6,411,633	$602,712	$7,014,345
Other delinquency statistics:
In process of foreclosure, included above (1)	$34,854	$11,687	$46,541
Serious delinquency rate (2)	0.68%	4.27%	0.99%
Past due 90 days or more still accruing interest (3)	$41,857	$25,045	$66,902
Loans on non-accrual status, included above	$3,574	$—	$3,574

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

The FHLB did not have any real estate owned at March 31, 2015 or December 31, 2014.

Individually Evaluated Impaired Loans. Table 9.5 presents the recorded investment, unpaid principal balance, and related allowance associated with loans individually evaluated for investment.

Table 9.5 - Individually Evaluated Impaired Loan Statistics by Product Class Level (in thousands)

	March 31, 2015			December 31, 2014
Conventional MPP loans	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance	$8,933	$8,745	$—	$5,297	$5,165	$—
With an allowance	—	—	—	3,342	3,293	153
Total	$8,933	$8,745	$—	$8,639	$8,458	$153

Table 9.6 - Average Recorded Investment of Individually Evaluated Impaired Loans and Related Interest Income Recognized (in thousands)

	Three Months Ended March 31,
	2015		2014
Individually impaired loans	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Conventional MPP Loans	$8,491	$112	$7,710	$100

Troubled Debt Restructurings. A troubled debt restructuring is considered to have occurred when a concession is granted to a borrower for economic or legal reasons related to the borrower's financial difficulties and that concession would not have been considered otherwise. The FHLB's troubled debt restructurings primarily involve loans where an agreement permits the recapitalization of past due amounts up to the original loan amount and certain loans discharged in Chapter 7 bankruptcy. A loan considered a troubled debt restructuring is individually evaluated for impairment when determining its related allowance for credit losses. Credit loss is measured by factoring in expected cash shortfalls (i.e., loss severity rate) incurred as of the reporting date.

The FHLB's recorded investment in modified loans considered troubled debt restructurings was (in thousands) $8,933 and $8,639 at March 31, 2015 and December 31, 2014, respectively. The amount of troubled debt restructurings is not considered material to the FHLB's financial condition, results of operations, or cash flows.

Note 10 - Derivatives and Hedging Activities

Nature of Business Activity

The FHLB is exposed to interest rate risk primarily from the effect of interest rate changes on its interest-earning assets and on the funding sources that finance these assets. The goal of the FHLB's interest-rate risk management strategy is not to eliminate interest-rate risk, but to manage it within appropriate limits. To mitigate the risk of loss, the FHLB has established policies and procedures, which include guidelines on the amount of exposure to interest rate changes it is willing to accept. In addition, the FHLB monitors the risk to its interest income, net interest margin and average maturity of interest-earning assets and funding sources.

The FHLB transacts its derivatives with large banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute Consolidated Obligations. Derivative transactions may be either executed with a counterparty (bilateral derivatives) or cleared through a Futures Commission Merchant (i.e., clearing agent) with a Derivative Clearing Organization (cleared derivatives).

Once a derivative transaction has been accepted for clearing by a Derivative Clearing Organization (Clearinghouse), the derivative transaction is novated and the executing counterparty is replaced with the Clearinghouse.

Consistent with Finance Agency regulations, the FHLB enters into derivatives to manage the interest rate risk exposures inherent in otherwise unhedged assets and funding positions, to achieve the FHLB's risk management objectives and to act as an intermediary between its members and counterparties. The use of derivatives is an integral part of the FHLB's financial management strategy. However, Finance Agency regulations and the FHLB's financial management policy prohibit trading in, or the speculative use of, derivative instruments and limit credit risk arising from them.

The most common ways in which the FHLB uses derivatives are to:

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

Types of Derivatives

The FHLB may enter into interest rate swaps (including callable and putable swaps), swaptions, interest rate cap and floor agreements, calls, puts, futures, and forward contracts to manage its exposure to changes in interest rates.

An interest rate swap is an agreement between two entities to exchange cash flows in the future. The agreement sets the dates on which the cash flows will be paid and the manner in which the cash flows will be calculated. One of the simplest forms of an interest rate swap involves the promise by one party to pay cash flows equivalent to the interest on a notional principal amount at a predetermined fixed rate for a given period of time. In return for this promise, this party receives cash flows equivalent to the interest on the same notional principal amount at a variable-rate index for the same period of time. The variable-rate transacted by the FHLB in its derivatives is LIBOR.

Application of Interest Rate Swaps

The FHLB may use derivatives as fair value hedges of associated financial instruments. However, because the FHLB uses interest rate swaps when they are considered to be the most cost-effective alternative to achieve the FHLB's financial and risk management objectives, it may enter into interest rate swaps that do not necessarily qualify for hedge accounting (economic hedges). The FHLB re-evaluates its hedging strategies from time to time and may change the hedging techniques it uses or adopt new strategies.

Types of Hedged Items

The FHLB documents at inception all relationships between derivatives designated as hedging instruments and the hedged items, its risk management objectives and strategies for undertaking various hedge transactions, and its method of assessing effectiveness. This process includes linking all derivatives that are designated as fair value hedges to assets and liabilities on the Statements of Condition. The FHLB also formally assesses (both at the hedge's inception and at least quarterly) whether the derivatives that are used in hedging transactions have been effective in offsetting changes in the fair value of the hedged items and whether those derivatives may be expected to remain effective in future periods. The FHLB currently uses regression analyses to assess the effectiveness of its hedges. The types of assets and liabilities currently hedged with derivatives are:

▪	Consolidated Obligations

▪	Advances

▪	Firm Commitments

Financial Statement Effect and Additional Financial Information

The notional amount of derivatives serves as a factor in determining periodic interest payments or cash flows received and paid. The notional amount reflects the FHLB's involvement in the various classes of financial instruments and represents neither the actual amounts exchanged nor the overall exposure of the FHLB to credit and market risk; the overall risk is much smaller. The risks of derivatives only can be measured meaningfully on a portfolio basis that takes into account the derivatives, the items being hedged and any offsets between the derivatives and the items being hedged.

Table 10.1 summarizes the fair value of derivative instruments, including the effect of netting adjustments and cash collateral. For purposes of this disclosure, the derivative values include the fair value of derivatives and the related accrued interest.

Table 10.1 - Fair Value of Derivative Instruments (in thousands)

	March 31, 2015
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as fair value hedging instruments:
Interest rate swaps	$4,729,797	$21,372	$142,830
Derivatives not designated as hedging instruments:
Interest rate swaps	3,855,000	4,256	6,242
Forward rate agreements	613,000	—	4,209
Mortgage delivery commitments	583,233	3,961	15
Total derivatives not designated as hedging instruments	5,051,233	8,217	10,466
Total derivatives before netting and collateral adjustments	$9,781,030	29,589	153,296
Netting adjustments and cash collateral (1)		(8,921)	(94,273)
Total derivative assets and total derivative liabilities		$20,668	$59,023

	December 31, 2014
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as fair value hedging instruments:
Interest rate swaps	$4,301,547	$19,826	$138,150
Derivatives not designated as hedging instruments:
Interest rate swaps	4,635,000	900	6,559
Forward rate agreements	439,000	6	4,924
Mortgage delivery commitments	451,292	3,799	1
Total derivatives not designated as hedging instruments	5,525,292	4,705	11,484
Total derivatives before netting and collateral adjustments	$9,826,839	24,531	149,634
Netting adjustments and cash collateral (1)		(9,832)	(85,867)
Total derivative assets and total derivative liabilities		$14,699	$63,767

(1)
Amounts represent the application of the netting requirements that allow the FHLB to settle positive and negative positions and also cash collateral and related accrued interest held or placed by the FHLB with the same clearing agent and/or counterparty. Cash collateral posted and related accrued interest was (in thousands) $87,672 and $78,755 at March 31, 2015 and December 31, 2014. Cash collateral received and related accrued interest was (in thousands) $2,320 and $2,720 at March 31, 2015 and December 31, 2014.

Table 10.2 presents the components of net gains (losses) on derivatives and hedging activities as presented in the Statements of Income.

Table 10.2 - Net Gains (Losses) on Derivatives and Hedging Activities (in thousands)

	Three Months Ended March 31,
	2015	2014
Derivatives and hedged items in fair value hedging relationships:
Interest rate swaps	$852	$284
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	2,192	157
Forward rate agreements	(7,581)	(496)
Net interest settlements	1,989	249
Mortgage delivery commitments	7,850	(1,277)
Total net gains (losses) related to derivatives not designated as hedging instruments	4,450	(1,367)
Net gains (losses) on derivatives and hedging activities	$5,302	$(1,083)

Table 10.3 presents by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the FHLB's net interest income.

Table 10.3 - Effect of Fair Value Hedge-Related Derivative Instruments (in thousands)

	Three Months Ended March 31,
2015	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)
Hedged Item Type:
Advances	$(7,471)	$7,923	$452	$(20,616)
Consolidated Bonds	702	(302)	400	4,516
Total	$(6,769)	$7,621	$852	$(16,100)
2014
Hedged Item Type:
Advances	$18,716	$(18,464)	$252	$(23,489)
Consolidated Bonds	(4,109)	4,141	32	4,852
Total	$14,607	$(14,323)	$284	$(18,637)

(1)
The net effect of derivatives, in fair value hedge relationships, on net interest income is included in the interest income or interest expense line item of the respective hedged item type. These amounts include the effect of net interest settlements attributable to designated fair value hedges but do not include (in thousands) $(911) and $(879) of (amortization)/accretion related to fair value hedging activities for the three months ended March 31, 2015 and 2014.

Offsetting of Derivative Assets and Derivative Liabilities

The FHLB presents derivative instruments, related cash collateral, including initial and variation margin, received or pledged, and associated accrued interest, on a net basis by clearing agent and/or by counterparty when it has met the netting requirements.

Table 10.4 presents separately the fair value of derivative instruments meeting or not meeting netting requirements, including the related collateral received from or pledged to counterparties. At March 31, 2015 and December 31, 2014, the FHLB did not receive or pledge any non-cash collateral. Any overcollateralization under an individual clearing agent and/or counterparty level is not included in the determination of the net unsecured amount.

Table 10.4 - Offsetting of Derivative Assets and Derivative Liabilities (in thousands)

	March 31, 2015		December 31, 2014
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivative instruments meeting netting requirements:
Gross recognized amount:
Bilateral derivatives	$22,286	$135,716	$19,585	$141,352
Cleared derivatives	3,342	13,356	1,141	3,357
Total gross recognized amount	25,628	149,072	20,726	144,709
Gross amounts of netting adjustments and cash collateral:
Bilateral derivatives	(20,802)	(80,917)	(19,544)	(82,510)
Cleared derivatives	11,881	(13,356)	9,712	(3,357)
Total gross amounts of netting adjustments and cash collateral	(8,921)	(94,273)	(9,832)	(85,867)
Net amounts after netting adjustments and cash collateral:
Bilateral derivatives	1,484	54,799	41	58,842
Cleared derivatives	15,223	—	10,853	—
Total net amounts after netting adjustments and cash collateral	16,707	54,799	10,894	58,842
Derivative instruments not meeting netting requirements(1):
Bilateral derivatives	3,961	4,224	3,805	4,925
Total derivative instruments not meeting netting requirements (1)	3,961	4,224	3,805	4,925
Total derivative assets and total derivative liabilities:
Bilateral derivatives	5,445	59,023	3,846	63,767
Cleared derivatives	15,223	—	10,853	—
Total derivative assets and total derivative liabilities	$20,668	$59,023	$14,699	$63,767

(1)	Represents mortgage delivery commitments and forward rate agreements that are not subject to an enforceable netting agreement.

Credit Risk on Derivatives

The FHLB is subject to credit risk due to the risk of non-performance by counterparties to its derivative transactions, and manages credit risk through credit analysis, collateral requirements and adherence to the requirements set forth in its policies, U.S. Commodity Futures Trading Commission regulations, and Finance Agency regulations. For bilateral derivatives, the degree of credit risk depends on the extent to which master netting arrangements are included in these contracts to mitigate the risk. The FHLB requires collateral agreements with collateral delivery thresholds on the majority of its bilateral derivatives.

For cleared derivatives, the Clearinghouse is the FHLB's counterparty. The Clearinghouse notifies the clearing agent of the required initial and variation margin and the clearing agent in turn notifies the FHLB. The requirement that the FHLB post initial and variation margin through the clearing agent, to the Clearinghouse, exposes the FHLB to credit risk if the clearing agent or the Clearinghouse fails to meet its obligations. The use of cleared derivatives is intended to mitigate credit risk exposure because a central counterparty is substituted for individual counterparties and collateral for changes in the value of cleared derivatives is posted daily through a clearing agent.

The FHLB has analyzed the enforceability of offsetting rights incorporated in its cleared derivative transactions and determined that the exercise of those offsetting rights by a non-defaulting party under these transactions should be upheld under applicable law upon an event of default including bankruptcy, insolvency, or similar proceeding involving the Clearinghouse or the FHLB's clearing agent, or both. Based on this analysis, the FHLB presents a net derivative receivable or payable for all of its transactions through a particular clearing agent with a particular Clearinghouse.

Certain of the FHLB's bilateral interest rate swap contracts contain provisions that require the FHLB to post additional collateral with its counterparties if there is deterioration in the FHLB's credit ratings. The aggregate fair value of all bilateral interest rate swaps with credit-risk-related contingent features that were in a liability position at March 31, 2015 was (in thousands) $114,914, for which the FHLB had posted collateral with a fair value of (in thousands) $60,115 in the normal course of business.

If one of the FHLB's credit ratings had been lowered to the next lower rating that would have triggered additional collateral to be delivered, the FHLB would have been required to deliver up to an additional (in thousands) $12,822 of collateral at fair value to its derivatives counterparties at March 31, 2015.

For cleared derivatives, the Clearinghouse determines initial margin requirements and generally credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including, but not limited to, credit rating downgrades. At March 31, 2015, the FHLB was not required to post additional initial margin by its clearing agents based on credit considerations.

Note 11 - Deposits

Table 11.1- Deposits (in thousands)

	March 31, 2015	December 31, 2014
Interest bearing:
Demand and overnight	$695,071	$624,446
Term	141,150	99,600
Other	5,171	5,592
Total interest bearing	841,392	729,638

Non-interest bearing:
Other	529	298
Total non-interest bearing	529	298
Total deposits	$841,921	$729,936

The average interest rates paid on interest bearing deposits were 0.04 percent and 0.03 percent in the three months ended March 31, 2015 and 2014, respectively.

Note 12 - Consolidated Obligations

Table 12.1 - Consolidated Discount Notes Outstanding (dollars in thousands)

	Book Value	Par Value	Weighted Average Interest Rate (1)
March 31, 2015	$45,627,418	$45,631,636	0.07%
December 31, 2014	$41,232,127	$41,238,122	0.09%

(1)	Represents an implied rate without consideration of concessions.

Table 12.2 - Consolidated Bonds Outstanding by Contractual Maturity (dollars in thousands)

	March 31, 2015		December 31, 2014
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$20,895,000	0.34%	$32,477,000	0.24%
Due after 1 year through 2 years	5,777,000	1.32	6,918,000	1.19
Due after 2 years through 3 years	5,142,000	1.53	4,594,000	1.56
Due after 3 years through 4 years	4,016,000	1.82	4,245,000	1.79
Due after 4 years through 5 years	3,202,000	2.05	2,647,000	2.08
Thereafter	7,777,000	2.84	8,217,000	2.79
Index amortizing notes	23,700	5.07	25,297	5.07
Total par value	46,832,700	1.25	59,123,297	1.00
Premiums	100,428		103,477
Discounts	(24,197)		(25,161)
Hedging adjustments	15,606		15,304
Fair value option valuation adjustment and accrued interest	2,764		(360)
Total	$46,927,301		$59,216,557

Table 12.3 - Consolidated Bonds Outstanding by Call Features (in thousands)

	March 31, 2015	December 31, 2014
Par value of Consolidated Bonds:
Non-callable	$36,543,700	$49,976,297
Callable	10,289,000	9,147,000
Total par value	$46,832,700	$59,123,297

Table 12.4 - Consolidated Bonds Outstanding by Contractual Maturity or Next Call Date (in thousands)

Year of Contractual Maturity or Next Call Date	March 31, 2015	December 31, 2014
Due in 1 year or less	$28,379,000	$40,774,000
Due after 1 year through 2 years	5,172,000	5,413,000
Due after 2 years through 3 years	3,560,000	3,317,000
Due after 3 years through 4 years	2,829,000	2,685,000
Due after 4 years through 5 years	2,317,000	1,992,000
Thereafter	4,552,000	4,917,000
Index amortizing notes	23,700	25,297
Total par value	$46,832,700	$59,123,297

Table 12.5 - Consolidated Bonds by Interest-rate Payment Type (in thousands)

	March 31, 2015	December 31, 2014
Par value of Consolidated Bonds:
Fixed-rate	$29,530,700	$31,363,297
Variable-rate	17,050,000	27,610,000
Step-up	252,000	150,000
Total par value	$46,832,700	$59,123,297

Concessions on Consolidated Obligations. Unamortized concessions included in other assets were (in thousands) $13,650 and $14,184 at March 31, 2015 and December 31, 2014. The amortization of these concessions is included in Consolidated Obligation interest expense and totaled (in thousands) $2,130 and $1,789 during the three months ended March 31, 2015 and 2014, respectively.

Note 13 - Affordable Housing Program (AHP)

Table 13.1 - Analysis of AHP Liability (in thousands)

Balance at December 31, 2014	$98,103
Assessments (current year additions)	6,842
Subsidy uses, net	(2,972)
Balance at March 31, 2015	$101,973

Note 14 - Capital

Table 14.1 - Capital Requirements (dollars in thousands)

	March 31, 2015		December 31, 2014
	Minimum Requirement	Actual	Minimum Requirement	Actual
Risk-based capital	$462,764	$5,071,063	$481,835	$5,018,567
Capital-to-assets ratio (regulatory)	4.00%	5.13%	4.00%	4.71%
Regulatory capital	$3,956,378	$5,071,063	$4,265,617	$5,018,567
Leverage capital-to-assets ratio (regulatory)	5.00%	7.69%	5.00%	7.06%
Leverage capital	$4,945,473	$7,606,594	$5,332,021	$7,527,851

Restricted Retained Earnings. At March 31, 2015 and December 31, 2014 the FHLB had (in thousands) $171,884 and $159,694 in restricted retained earnings. These restricted retained earnings are not available to pay dividends but are available to absorb unexpected losses, if any, that the FHLB may experience.

Table 14.2 - Mandatorily Redeemable Capital Stock Roll Forward (in thousands)

Balance, December 31, 2014	$62,963
Capital stock subject to mandatory redemption reclassified from equity	5,227
Redemption (or other reduction) of mandatorily redeemable capital stock	(6,630)
Balance, March 31, 2015	$61,560

Table 14.3 - Mandatorily Redeemable Capital Stock by Contractual Year of Redemption (in thousands)

Contractual Year of Redemption	March 31, 2015	December 31, 2014
Year 1	$130	$130
Year 2	—	—
Year 3	—	—
Year 4	2,325	55
Year 5	633	2,278
Past contractual redemption date due to remaining activity(1)	58,472	60,500
Total	$61,560	$62,963

(1)
Represents mandatorily redeemable capital stock that is past the end of the contractual redemption period because there is activity outstanding to which the mandatorily redeemable capital stock relates.

Note 15 - Accumulated Other Comprehensive (Loss) Income

The following tables summarize the changes in accumulated other comprehensive (loss) income for the three months ended March 31, 2015 and 2014.

Table 15.1 - Accumulated Other Comprehensive (Loss) Income (in thousands)

	Net unrealized losses on available-for-sale securities	Pension and postretirement benefits	Total accumulated other comprehensive (loss) income
BALANCE, DECEMBER 31, 2013	$(121)	$(8,921)	$(9,042)
Other comprehensive income before reclassification:
Net unrealized losses	(39)	—	(39)
Reclassifications from other comprehensive income to net income:
Amortization - pension and postretirement benefits	—	313	313
Net current period other comprehensive (loss) income	(39)	313	274
BALANCE, MARCH 31, 2014	$(160)	$(8,608)	$(8,768)

BALANCE, DECEMBER 31, 2014	$(24)	$(16,572)	$(16,596)
Other comprehensive income before reclassification:
Net unrealized losses	(8)	—	(8)
Reclassifications from other comprehensive income to net income:
Amortization - pension and postretirement benefits	—	617	617
Net current period other comprehensive (loss) income	(8)	617	609
BALANCE, MARCH 31, 2015	$(32)	$(15,955)	$(15,987)

Note 16 - Pension and Postretirement Benefit Plans

Qualified Defined Benefit Multi-employer Plan. The FHLB participates in the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra Defined Benefit Plan), a tax-qualified defined benefit pension plan. Under the Pentegra Defined Benefit Plan, contributions made by one participating employer may be used to provide benefits to employees of other participating employers because assets contributed by an employer are not segregated in a separate account or restricted to provide benefits only to employees of that employer. Also, in the event a participating employer is unable to meet its contribution requirements, the required contributions for the other participating employers could increase proportionately. The Pentegra Defined Benefit Plan covers substantially all officers and employees of the FHLB who meet certain eligibility requirements. Contributions to the Pentegra Defined Benefit Plan charged to compensation and benefit expense were $1,500,000 and $1,529,000 in the three months ended March 31, 2015 and 2014, respectively.

Qualified Defined Contribution Plan. The FHLB also participates in the Pentegra Defined Contribution Plan for Financial Institutions, a tax-qualified, defined contribution pension plan. The FHLB contributes a percentage of the participants' compensation by making a matching contribution equal to a percentage of voluntary employee contributions, subject to certain limitations. The FHLB contributed $374,000 and $373,000 in the three months ended March 31, 2015 and 2014, respectively.

Nonqualified Supplemental Defined Benefit Retirement Plan. The FHLB maintains a nonqualified, unfunded defined benefit plan. The plan ensures that participants receive the full amount of benefits to which they would have been entitled under the qualified defined benefit plan in the absence of limits on benefit levels imposed by the IRS. There are no funded plan assets. The FHLB has established a grantor trust, which is included in held-to-maturity securities on the Statements of Condition, to meet future benefit obligations and current payments to beneficiaries.

Postretirement Benefits Plan. The FHLB also sponsors a postretirement benefits plan that includes health care and life insurance benefits for eligible retirees. Future retirees are eligible for the postretirement benefits plan if they were hired prior to August 1, 1990, are age 55 or older, and their age plus years of continuous service at retirement are greater than or equal to 80. Spouses are covered subject to required contributions. There are no funded plan assets that have been designated to provide postretirement benefits.

Table 16.1 - Net Periodic Benefit Cost (in thousands)

	Three Months Ended March 31,
	Defined Benefit Retirement Plan		Postretirement Benefits Plan
	2015	2014	2015	2014
Net Periodic Benefit Cost
Service cost	$158	$108	$19	$8
Interest cost	298	273	51	27
Amortization of net loss	601	313	16	—
Net periodic benefit cost	$1,057	$694	$86	$35

Note 17 - Segment Information

The FHLB has identified two primary operating segments based on its method of internal reporting: Traditional Member Finance and the MPP. These segments reflect the FHLB's two primary Mission Asset Activities and the manner in which they are managed from the perspective of development, resource allocation, product delivery, pricing, credit risk and operational administration. The segments identify the principal ways the FHLB provides services to member stockholders.

Table 17.1 - Financial Performance by Operating Segment (in thousands)

	Three Months Ended March 31,
	Traditional Member Finance	MPP	Total
2015
Net interest income	$61,129	$16,232	$77,361
Non-interest income	7,862	270	8,132
Non-interest expense	15,215	2,488	17,703
Income before assessments	53,776	14,014	67,790
Affordable Housing Program assessments	5,441	1,401	6,842
Net income	$48,335	$12,613	$60,948
Average assets	$95,681,343	$7,174,181	$102,855,524
Total assets	$91,620,651	$7,288,809	$98,909,460
2014
Net interest income	$57,181	$19,833	$77,014
Non-interest income (loss)	5,517	(1,773)	3,744
Non-interest expense	14,739	2,337	17,076
Income before assessments	47,959	15,723	63,682
Affordable Housing Program assessments	4,916	1,572	6,488
Net income	$43,043	$14,151	$57,194
Average assets	$95,414,179	$6,781,934	$102,196,113
Total assets	$94,185,748	$6,716,410	$100,902,158

Note 18 - Fair Value Disclosures

The fair value amounts recorded on the Statements of Condition and presented in the related note disclosures have been determined by the FHLB using available market information and the FHLB's best judgment of appropriate valuation methods. The fair values reflect the FHLB's judgment of how a market participant would estimate the fair values.

Fair Value Hierarchy. The FHLB records trading securities, available-for-sale securities, derivative assets, derivative liabilities, certain Advances and certain Consolidated Obligation Bonds at fair value on a recurring basis. GAAP establishes a fair value hierarchy and requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The inputs are evaluated and an overall level for the measurement is determined. This overall level is an indication of how market observable the fair value measurement is. An entity must disclose the level within the fair value hierarchy in which the measurements are classified.

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

The FHLB reviews the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out at fair value as of the beginning of the quarter in which the changes occur. The FHLB did not have any transfers of assets or liabilities recorded at fair value on a recurring basis during the three months ended March 31, 2015 or 2014.

Table 18.1 presents the carrying value, fair value, and fair value hierarchy of financial assets and liabilities of the FHLB. These values do not represent an estimate of the overall market value of the FHLB as a going concern, which would take into account future business opportunities and the net profitability of assets versus liabilities.

Table 18.1 - Fair Value Summary (in thousands)

	March 31, 2015
		Fair Value
Financial Instruments	Carrying Value	Total	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral (1)
Assets:
Cash and due from banks	$116,471	$116,471	$116,471	$—	$—	$—
Interest-bearing deposits	228	228	—	228	—	—
Securities purchased under agreements to resell	3,950,000	3,950,000	—	3,950,000	—	—
Federal funds sold	5,705,000	5,705,000	—	5,705,000	—	—
Trading securities	1,302	1,302	—	1,302	—	—
Available-for-sale securities	549,968	549,968	—	549,968	—	—
Held-to-maturity securities	14,458,216	14,622,625	—	14,622,625	—	—
Advances (2)	66,731,484	66,722,775	—	66,722,775	—	—
Mortgage loans held for portfolio, net	7,262,535	7,534,450	—	7,496,126	38,324	—
Accrued interest receivable	81,626	81,626	—	81,626	—	—
Derivative assets	20,668	20,668	—	29,589	—	(8,921)
Liabilities:
Deposits	841,921	841,835	—	841,835	—	—
Consolidated Obligations:
Discount Notes	45,627,418	45,620,151	—	45,620,151	—	—
Bonds (3)	46,927,301	47,442,972	—	47,442,972	—	—
Mandatorily redeemable capital stock	61,560	61,560	61,560	—	—	—
Accrued interest payable	112,273	112,273	—	112,273	—	—
Derivative liabilities	59,023	59,023	—	153,296	—	(94,273)
Other:
Standby bond purchase agreements	—	979	—	979	—	—

(1)
Amounts represent the application of the netting requirements that allow the FHLB to settle positive and negative positions and also cash collateral and related accrued interest held or placed by the FHLB with the same counterparty.

(2)	Includes (in thousands) $15,182 of Advances recorded under the fair value option at March 31, 2015.

(3)	Includes (in thousands) $3,449,764 of Consolidated Obligation Bonds recorded under the fair value option at March 31, 2015.

	December 31, 2014
		Fair Value
Financial Instruments	Carrying Value	Total	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral (1)
Assets:
Cash and due from banks	$3,109,970	$3,109,970	$3,109,970	$—	$—	$—
Interest-bearing deposits	119	119	—	119	—	—
Securities purchased under agreements to resell	3,343,000	3,343,002	—	3,343,002	—	—
Federal funds sold	6,600,000	6,600,000	—	6,600,000	—	—
Trading securities	1,341	1,341	—	1,341	—	—
Available-for-sale securities	1,349,977	1,349,977	—	1,349,977	—	—
Held-to-maturity securities	14,712,271	14,794,326	—	14,794,326	—	—
Advances (2)	70,405,616	70,279,438	—	70,279,438	—	—
Mortgage loans held for portfolio, net	6,984,683	7,219,198	—	7,178,047	41,151	—
Accrued interest receivable	81,384	81,384	—	81,384	—	—
Derivative assets	14,699	14,699	—	24,531	—	(9,832)
Liabilities:
Deposits	729,936	729,782	—	729,782	—	—
Consolidated Obligations:
Discount Notes	41,232,127	41,224,739	—	41,224,739	—	—
Bonds (3)	59,216,557	59,496,247	—	59,496,247	—	—
Mandatorily redeemable capital stock	62,963	62,963	62,963	—	—	—
Accrued interest payable	114,781	114,781	—	114,781	—	—
Derivative liabilities	63,767	63,767	—	149,634	—	(85,867)
Other:
Standby bond purchase agreements	—	1,381	—	1,381	—	—

(1)
Amounts represent the application of the netting requirements that allow the FHLB to settle positive and negative positions and also cash collateral and related accrued interest held or placed by the FHLB with the same counterparty.

(2)	Includes (in thousands) $15,042 of Advances recorded under the fair value option at December 31, 2014.

(3)	Includes (in thousands) $4,209,640 of Consolidated Obligation Bonds recorded under the fair value option at December 31, 2014.

Summary of Valuation Methodologies and Primary Inputs.

A description of the valuation methodologies and primary inputs is disclosed in Note 19 - Fair Value Disclosures in the FHLB's 2014 Form 10-K. There have been no changes in the valuation methodologies during 2015.

Fair Value Measurements.

Table 18.2 presents the fair value of financial assets and liabilities that are recorded on a recurring or nonrecurring basis at March 31, 2015 or December 31, 2014, by level within the fair value hierarchy. The FHLB records nonrecurring fair value adjustments to reflect partial write-downs on certain mortgage loans. The FHLB estimates the fair value of these assets based primarily on property values obtained from a third-party pricing vendor.

Table 18.2 - Fair Value Measurements (in thousands)

	Fair Value Measurements at March 31, 2015
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral (1)
Recurring fair value measurements - Assets
Trading securities:
Other U.S. obligation single-family mortgage-backed securities	$1,302	$—	$1,302	$—	$—
Available-for-sale securities:
Certificates of deposit	549,968	—	549,968	—	—
Advances	15,182	—	15,182	—	—
Derivative assets:
Interest rate swaps	16,707	—	25,628	—	(8,921)
Mortgage delivery commitments	3,961	—	3,961	—	—
Total derivative assets	20,668	—	29,589	—	(8,921)
Total assets at fair value	$587,120	$—	$596,041	$—	$(8,921)

Recurring fair value measurements - Liabilities
Consolidated Obligation Bonds	$3,449,764	$—	$3,449,764	$—	$—
Derivative liabilities:
Interest rate swaps	54,799	—	149,072	—	(94,273)
Forward rate agreement	4,209	—	4,209	—	—
Mortgage delivery commitments	15	—	15	—	—
Total derivative liabilities	59,023	—	153,296	—	(94,273)
Total liabilities at fair value	$3,508,787	$—	$3,603,060	$—	$(94,273)

Nonrecurring fair value measurements - Assets
Mortgage loans held for portfolio	$6,715	$—	$—	$6,715

(1)
Amounts represent the application of the netting requirements that allow the FHLB to settle positive and negative positions and also cash collateral and related accrued interest held or placed by the FHLB with the same counterparty.

	Fair Value Measurements at December 31, 2014
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral (1)
Recurring fair value measurements - Assets
Trading securities:
Other U.S. obligation single-family mortgage-backed securities	$1,341	$—	$1,341	$—	$—
Available-for-sale securities:
Certificates of deposit	1,349,977	—	1,349,977	—	—
Advances	15,042	—	15,042	—	—
Derivative assets:
Interest rate swaps	10,894	—	20,726	—	(9,832)
Forward rate agreements	6	—	6	—	—
Mortgage delivery commitments	3,799	—	3,799	—	—
Total derivative assets	14,699	—	24,531	—	(9,832)
Total assets at fair value	$1,381,059	$—	$1,390,891	$—	$(9,832)

Recurring fair value measurements - Liabilities
Consolidated Obligation Bonds	$4,209,640	$—	$4,209,640	$—	$—
Derivative liabilities:
Interest rate swaps	58,842	—	144,709	—	(85,867)
Forward rate agreements	4,924	—	4,924	—	—
Mortgage delivery commitments	1	—	1	—	—
Total derivative liabilities	63,767	—	149,634	—	(85,867)
Total liabilities at fair value	$4,273,407	$—	$4,359,274	$—	$(85,867)

(1)
Amounts represent the application of the netting requirements that allow the FHLB to settle positive and negative positions and also cash collateral and related accrued interest held or placed by the FHLB with the same counterparty.

Fair Value Option. The fair value option provides an irrevocable option to elect fair value as an alternative measurement for selected financial assets, financial liabilities, unrecognized firm commitments, and written loan commitments not previously carried at fair value. It requires a company to display the fair value of those assets and liabilities for which it has chosen to use fair value on the face of the Statements of Condition. Fair value is used for both the initial and subsequent measurement of the designated assets, liabilities and commitments, with the changes in fair value recognized in net income. If elected, interest income and interest expense on Advances and Consolidated Bonds carried at fair value are recognized based solely on the contractual amount of interest due or unpaid. Any transaction fees or costs are immediately recognized into other non-interest income or other non-interest expense.

The FHLB has elected the fair value option for certain Advances and Consolidated Obligation Bonds that either do not qualify for hedge accounting or may be at risk for not meeting hedge effectiveness requirements. These fair value elections were made primarily in an effort to mitigate the potential income statement volatility that can arise from economic hedging relationships in which the carrying value of the hedged item is not adjusted for changes in fair value.

Table 18.3 – Fair Value Option - Financial Assets and Liabilities (in thousands)

	Three Months Ended March 31,
	2015		2014
	Advances	Consolidated Bonds	Advances	Consolidated Bonds
Balance at beginning of period	$15,042	$(4,209,640)	$—	$(4,018,370)
New transactions elected for fair value option	—	(1,732,000)	—	(1,250,000)
Maturities and terminations	—	2,495,000	—	3,000,000
Net gains (losses) on financial instruments held under fair value option	140	(1,309)	—	1,360
Change in accrued interest	—	(1,815)	—	1,551
Balance at end of period	$15,182	$(3,449,764)	$—	$(2,265,459)

Table 18.4 – Changes in Fair Values for Items Measured at Fair Value Pursuant to the Election of the Fair Value Option (in thousands)

	Three Months Ended March 31,
	2015		2014
	Advances	Consolidated Bonds	Advances	Consolidated Bonds
Interest income (expense)	$63	$(3,693)	$—	$(1,598)
Net gains (losses) on changes in fair value under fair value option	140	(1,309)	—	1,360
Total changes in fair value included in current period earnings	$203	$(5,002)	$—	$(238)

For instruments recorded under the fair value option, the related contractual interest income and contractual interest expense are recorded as part of net interest income on the Statements of Income. The remaining changes in fair value for instruments in which the fair value option has been elected are recorded as “Net (losses) gains on financial instruments held under fair value option” in the Statements of Income. The FHLB has determined that no adjustments to the fair values of its instruments recorded under the fair value option for instrument-specific credit risk were necessary as of March 31, 2015 or December 31, 2014.

The following table reflects the difference between the aggregate unpaid principal balance outstanding and the aggregate fair value for Advances and Consolidated Bonds for which the fair value option has been elected.

Table 18.5 – Aggregate Unpaid Balance and Aggregate Fair Value (in thousands)

	March 31, 2015			December 31, 2014
	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Aggregate Fair Value Over/(Under) Aggregate Unpaid Principal Balance	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Aggregate Fair Value Over/(Under) Aggregate Unpaid Principal Balance
Advances (1)	$15,000	$15,182	$182	$15,000	$15,042	$42
Consolidated Bonds	3,447,000	3,449,764	2,764	4,210,000	4,209,640	(360)

(1)	At March 31, 2015 and December 31, 2014, none of the Advances were 90 days or more past due or had been placed on non-accrual status.

Note 19 - Commitments and Contingencies

Table 19.1 - Off-Balance Sheet Commitments (in thousands)

	March 31, 2015			December 31, 2014
Notional Amount	Expire within one year	Expire after one year	Total	Expire within one year	Expire after one year	Total
Standby Letters of Credit outstanding	$16,367,028	$537,861	$16,904,889	$17,233,206	$546,385	$17,779,591
Commitments for standby bond purchases	60,705	118,765	179,470	37,490	149,705	187,195
Commitments to purchase mortgage loans	583,233	—	583,233	451,292	—	451,292
Unsettled Consolidated Bonds, at par (1)(2)	40,000	—	40,000	17,000	—	17,000
Unsettled Consolidated Discount Notes, at par (1)	—	—	—	5,000	—	5,000

(1)	Expiration is based on settlement period rather than underlying contractual maturity of Consolidated Obligations.

(2)	Of the total unsettled Consolidated Bonds, $15,000 and $17,000 (in thousands) were hedged with associated interest rate swaps at March 31, 2015 and December 31, 2014, respectively.

Legal Proceedings. From time to time, the FHLB is subject to legal proceedings arising in the normal course of business. In March 2010, the FHLB was advised by representatives of the Lehman Brothers Holdings, Inc. bankruptcy estate that they believed that the FHLB had been unjustly enriched in connection with the close out of its interest rate swap transactions with Lehman at the time of the Lehman bankruptcy in 2008 and that the bankruptcy estate was entitled to the $43 million difference between the settlement amount the FHLB paid Lehman in connection with the close-out transactions and the market value payment the FHLB received when replacing the swaps with other counterparties. In May 2010, the FHLB received a Derivatives Alternative Dispute Resolution notice from the Lehman bankruptcy estate with a settlement demand of $65.8 million, plus interest accruing primarily at LIBOR plus 14.5 percent since the bankruptcy filing, based on their view of how the settlement amount should have been calculated. In accordance with the Alternative Dispute Resolution Order of the Bankruptcy Court administering the Lehman estate, senior management of the FHLB participated in a non-binding mediation in New York in August 2010, and counsel for the FHLB continued discussions with the court-appointed mediator for several weeks thereafter. The mediation concluded in October 2010 without a settlement of the claims asserted by the Lehman bankruptcy estate. In April 2013, Lehman Brothers Special Financing Inc., through Lehman Brothers Holdings Inc. and the Plan Administrator under the Modified Third Amended Joint Chapter 11 Plan of Lehman Brothers Holdings Inc. and its Affiliated Debtors, filed an adversary complaint in the United States Bankruptcy Court for the Southern District of New York against the FHLB seeking (a) a declaratory judgment on the interpretation of certain provisions and the calculation of amounts due under the agreement governing the 2008 swap transactions described above, and (b) additional amounts alleged as due as part of the termination of such transactions. The FHLB believes that it correctly calculated, and fully satisfied its obligation to Lehman in September 2008, and the FHLB intends to vigorously defend itself.

The FHLB also is subject to other legal proceedings arising in the normal course of business. The FHLB would record an accrual for a loss contingency when it is probable that a loss has been incurred and the amount can be reasonably estimated. After consultation with legal counsel, management does not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on the FHLB's financial condition or results of operations.

Note 20 - Transactions with Other FHLBanks

The FHLB notes all transactions with other FHLBanks on the face of its financial statements. Occasionally, the FHLB loans short-term funds to and borrows short-term funds from other FHLBanks. These loans and borrowings are transacted at then current market rates when traded. There were no such loans or borrowings outstanding at March 31, 2015 or December 31, 2014. The following table details the average daily balance of lending and borrowing between the FHLB and other FHLBanks for the three months ended March 31, 2015 and 2014.

Table 20.1 - Lending and Borrowing Between the FHLB and Other FHLBanks (in thousands)

	Average Daily Balances for the Three Months Ended March 31,
	2015	2014
Loans to other FHLBanks	$—	$333
Borrowings from other FHLBanks	—	—

The FHLB may, from time to time, assume the outstanding primary liability for Consolidated Obligations of another FHLBank (at then current market rates on the day when the transfer is traded) rather than issuing new debt for which the FHLB is the primary obligor. The FHLB then becomes the primary obligor on the transferred debt. There were no Consolidated Obligations transferred to the FHLB during the three months ended March 31, 2015 or 2014. The FHLB had no Consolidated Obligations transferred to other FHLBanks during these periods.

Note 21 - Transactions with Stockholders

Transactions with Directors' Financial Institutions. In the ordinary course of its business, the FHLB may provide products and services to members whose officers or directors serve as directors of the FHLB (Directors' Financial Institutions). Finance Agency regulations require that transactions with Directors' Financial Institutions be made on the same terms as those with any other member. The following table reflects balances with Directors' Financial Institutions for the items indicated below. The FHLB had no mortgage-backed securities or derivatives transactions with Directors' Financial Institutions at March 31, 2015 or December 31, 2014.

Table 21.1 - Transactions with Directors' Financial Institutions (dollars in millions)

	March 31, 2015		December 31, 2014
	Balance	% of Total (1)	Balance	% of Total (1)
Advances	$2,809	4.2%	$2,929	4.2%
MPP	164	2.3	154	2.3
Regulatory capital stock	228	5.2	225	5.2

(1)	Percentage of total principal (Advances), unpaid principal balance (MPP), and regulatory capital stock.

Concentrations. The following table shows regulatory capital stock balances, outstanding Advance principal balances, and unpaid principal balances of mortgage loans held for portfolio at the dates indicated to stockholders holding five percent or more of regulatory capital stock and include any known affiliates that are members of the FHLB.

Table 21.2 - Stockholders Holding Five Percent or more of Regulatory Capital Stock (dollars in millions)

	Regulatory Capital Stock		Advance	MPP Unpaid
March 31, 2015	Balance	% of Total	Principal	Principal Balance
JPMorgan Chase Bank, N.A.	$1,533	35%	$38,300	$—
U.S. Bank, N.A.	475	11	8,298	37
Fifth Third Bank	248	6	22	3

	Regulatory Capital Stock		Advance	MPP Unpaid
December 31, 2014	Balance	% of Total	Principal	Principal Balance
JPMorgan Chase Bank, N.A.	$1,533	35%	$41,300	$—
U.S. Bank, N.A.	475	11	8,338	38
Fifth Third Bank	248	6	24	3

Nonmember Affiliates. The FHLB has relationships with three nonmember affiliates, the Kentucky Housing Corporation, the Ohio Housing Finance Agency and the Tennessee Housing Development Agency. The FHLB had no investments in or borrowings to any of these nonmember affiliates at March 31, 2015 or December 31, 2014. The FHLB has executed standby bond purchase agreements with one state housing authority whereby the FHLB, for a fee, agrees as a liquidity provider if required, to purchase and hold the authority's bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bond according to a schedule established by the standby agreement. During the first three months of 2015 and 2014, the FHLB was not required to purchase any bonds under these agreements.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

This document contains forward-looking statements that describe the objectives, expectations, estimates, and assessments of the Federal Home Loan Bank of Cincinnati (the FHLB). These statements use words such as “anticipates,” “expects,” “believes,” “could,” “estimates,” “may,” and “should.” By their nature, forward-looking statements relate to matters involving risks or uncertainties, some of which we may not be able to know, control, or completely manage. Actual future results could differ materially from those expressed or implied in forward-looking statements or could affect the extent to which we are able to realize an objective, expectation, estimate, or assessment. Some of the risks and uncertainties that could affect our forward-looking statements include the following:

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

▪
political events, including legislative, regulatory, federal government, judicial or other developments that could affect us, our members, our counterparties, other Federal Home Loan Banks (FHLBanks) and other government-sponsored enterprises (GSEs), and/or investors in the Federal Home Loan Bank System's (FHLBank System) debt securities, which are called Consolidated Obligations or Obligations;

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

▪	changes in ratings assigned to FHLBank System Obligations or the FHLB that could raise our funding cost;

▪	changes in investor demand for Obligations;

▪
the volatility of market prices, interest rates, credit quality, and other indices that could affect the value of investments and collateral we hold as security for member obligations and/or for counterparty obligations;

▪	the ability to attract and retain skilled management and other key employees;

▪	the ability to develop and support technology and information systems that effectively manage the risks we face (including cybersecurity risks);

▪	the risk of loss arising from failures or interruptions in our ongoing business operations, internal controls, information systems or other operating technologies;

▪	the ability to successfully manage new products and services; and

▪	the risk of loss arising from litigation filed against us or one or more other FHLBanks.

We do not undertake any obligation to update any forward-looking statements made in this document.

EXECUTIVE OVERVIEW

The following table presents selected Statement of Condition data, Statement of Income data and financial ratios for the periods indicated.

(Dollars in millions)	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
STATEMENT OF CONDITION DATA AT PERIOD END:
Total assets	$98,909	$106,640	$99,967	$101,258	$100,902
Advances	66,731	70,406	71,442	69,485	65,545
Mortgage loans held for portfolio	7,265	6,989	6,909	6,702	6,698
Allowance for credit losses on mortgage loans	2	5	5	6	7
Investments (1)	24,665	26,007	20,641	24,735	28,418
Consolidated Obligations, net:
Discount Notes	45,628	41,232	36,880	35,390	33,225
Bonds	46,927	59,217	56,881	59,653	61,413
Total Consolidated Obligations, net	92,555	100,449	93,761	95,043	94,638
Mandatorily redeemable capital stock	62	63	110	112	115
Capital:
Capital stock - putable	4,302	4,267	4,231	4,215	4,199
Retained earnings	707	689	667	647	631
Accumulated other comprehensive loss	(16)	(17)	(7)	(9)	(8)
Total capital	4,993	4,939	4,891	4,853	4,822
STATEMENT OF INCOME DATA FOR THE QUARTER:
Net interest income	$78	$80	$83	$77	$77
Provision (reversal) for credit losses	—	1	—	(1)	—
Non-interest income	8	9	4	7	4
Non-interest expenses	18	17	18	17	17
Assessments	7	7	7	7	7
Net income	$61	$64	$62	$61	$57
FINANCIAL RATIOS:
Dividend payout ratio (2)	70.4%	66.5%	67.3%	73.4%	82.7%
Weighted average dividend rate (3)	4.00	4.00	4.00	4.00	4.00
Return on average equity	4.97	5.14	5.07	5.00	4.51
Return on average assets	0.24	0.25	0.25	0.24	0.23
Net interest margin (4)	0.31	0.31	0.33	0.30	0.31
Average equity to average assets	4.83	4.86	4.93	4.79	5.03
Regulatory capital ratio (5)	5.13	4.71	5.01	4.91	4.90
Operating expense to average assets	0.058	0.054	0.056	0.050	0.054

(1)
Investments include interest bearing deposits in banks, securities purchased under agreements to resell, Federal funds sold, trading securities, available-for-sale securities, and held-to-maturity securities.

(2)	Dividend payout ratio is dividends declared in the period as a percentage of net income.

(3)	Weighted average dividend rates are dividends paid divided by the average number of shares of capital stock eligible for dividends.

(4)	Net interest margin is net interest income before (reversal)/provision for credit losses as a percentage of average earning assets.

(5)	Regulatory capital ratio is period-end regulatory capital (capital stock, mandatorily redeemable capital stock and retained earnings) as a percentage of period-end total assets.

Financial Condition

Mission Asset Activity
The following table summarizes our financial condition.

	Ending Balances			Average Balances
	March 31,		December 31,	Three Months Ended March 31,		Year Ended December 31,
(In millions)	2015	2014	2014	2015	2014	2014
Total Assets	$98,909	$100,902	$106,640	$102,856	$102,196	$101,157
Mission Asset Activity:
Advances (principal)	66,615	65,385	70,299	69,047	65,162	66,492
Mortgage Purchase Program (MPP):
Mortgage loans held for portfolio (principal)	7,060	6,521	6,796	6,948	6,583	6,620
Mandatory Delivery Contracts (notional)	583	166	451	527	71	273
Total MPP	7,643	6,687	7,247	7,475	6,654	6,893
Letters of Credit (notional)	16,905	13,603	17,780	16,874	13,577	15,154
Total Mission Asset Activity	$91,163	$85,675	$95,326	$93,396	$85,393	$88,539

In the first quarter of 2015, the FHLB fulfilled its mission by providing readily available and competitively priced wholesale funding to its member financial institutions, supporting its commitment to affordable housing, and paying stockholders a competitive dividend return on their capital investment. The majority of our members continued to have modest demand for new Advance borrowings due to measured economic growth and significant amounts of liquidity made available as a result of the actions of the Federal Reserve System.

Total assets at March 31, 2015 decreased $7.7 billion (seven percent) from year-end 2014. Average asset balances were $0.7 billion (one percent) higher in the first three months of 2015 than the same period of 2014. The balance of Mission Asset Activity – comprising Advances, Letters of Credit, and total MPP – was $91.2 billion at March 31, 2015, a decrease of $4.2 billion (four percent) from year-end 2014. Mission Asset Activity on this date constituted 83 percent of adjusted Consolidated Obligations (which equal Obligations plus Letters of Credit and Mandatory Delivery Contracts), exceeding our internal benchmark.

The decline in ending balances of Mission Asset Activity from year-end 2014 to March 31, 2015 was driven by a decrease in the principal balance of Advances, primarily from a few larger members. As of March 31, 2015, members funded on average 3.1 percent of their assets with Advances, and the penetration rate was relatively stable with 65-70 percent of members holding Mission Asset Activity.

The principal balance of mortgage loans held for portfolio at March 31, 2015 rose $0.3 billion (four percent) from year-end 2014. During the first three months of 2015, we purchased $0.6 billion of mortgage loans, while principal reductions totaled $0.3 billion. Residual credit risk exposure in the mortgage loan portfolio continued to be modest.

Based on earnings in the first quarter of 2015, we contributed $7 million to the Affordable Housing Program (AHP) pool of funds to be awarded to members in 2016. In addition, we continued our voluntary sponsorship of two other housing programs, which provide resources to pay for accessibility rehabilitation and emergency repairs for special needs and elderly homeowners and to help members aid their communities following natural disasters.

Investments and Other Assets
The balance of investments at March 31, 2015 was $24.7 billion, a decrease of $1.3 billion (five percent) from year-end 2014. At March 31, 2015, investments included $14.4 billion of mortgage-backed securities and $10.3 billion of other investments, which are mostly short-term instruments we hold for liquidity.

Investment balances averaged $26.4 billion in the first three months of 2015, a decrease of $3.5 billion (12 percent) from the same period in 2014. This decline occurred from both liquidity investments and mortgage-backed securities. All of our mortgage-backed securities held at March 31, 2015 were issued and guaranteed by Fannie Mae, Freddie Mac or a U.S. agency.

The balance of cash and due from banks at March 31, 2015 was $0.1 billion, a decrease of $3.0 billion (96 percent) from year-end 2014. The larger than normal balance of cash and due from banks at December 31, 2014 was a result of holding $3.1 billion in deposits at the Federal Reserve due to narrower spreads and fewer eligible counterparties at that time for certain types of liquidity investments.

We maintained an adequate amount of asset liquidity throughout the first three months of 2015 under a variety of liquidity measures as discussed in the "Liquidity Risk" section of "Quantitative and Qualitative Disclosures About Risk Management."

Capital
Capital adequacy remained strong in the first three months of 2015, exceeding all minimum regulatory capital requirements. The GAAP capital-to-assets ratio at March 31, 2015 was 5.05 percent, while the regulatory capital-to-assets ratio was 5.13 percent. Both ratios exceeded the regulatory required minimum of four percent. Regulatory capital includes mandatorily redeemable capital stock accounted for as a liability under GAAP.

The amounts of GAAP and regulatory capital increased $54 million and $52 million, respectively, in the first three months of 2015 primarily driven by purchases of capital stock in the first quarter.

Total retained earnings were $707 million at March 31, 2015, an increase of $18 million (three percent) from year-end 2014. We believe the amount of retained earnings is sufficient to protect against members' impairment risk of their capital stock investment in the FHLB and to provide the opportunity to stabilize future dividends. Our Capital Plan also has safeguards to prevent financial leverage ratios from falling below regulatory minimum levels.

Results of Operations

Overall Results
The table below summarizes our results of operations.

	Three Months Ended March 31,		Year Ended December 31,
(Dollars in millions)	2015	2014	2014
Net income	$61	$57	$244
Affordable Housing Program accrual	7	7	28
Return on average equity (ROE)	4.97%	4.51%	4.93%
Return on average assets	0.24	0.23	0.24
Weighted average dividend rate	4.00	4.00	4.00
Average 3-month LIBOR	0.26	0.24	0.23
Average overnight Federal funds effective rate	0.11	0.07	0.09
ROE spread to 3-month LIBOR	4.71	4.27	4.70
Dividend rate spread to 3-month LIBOR	3.74	3.76	3.77
ROE spread to Federal funds effective rate	4.86	4.44	4.84
Dividend rate spread to Federal funds effective rate	3.89	3.93	3.91

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

The higher net income and ROE in the first three months of 2015 compared to the same period of 2014 resulted primarily from the following factors:

▪	gains on derivatives and hedging activities;

▪	an increase in the spread between LIBOR and Discount Notes;

▪	higher average Advance balances; and

▪	growth in the MPP portfolio.
The following factors decreased income, offsetting a portion of the impact from the favorable factors:

▪	an increase in net amortization related to mortgage loans; and

▪	a decrease in the average balance of mortgage-backed securities.

Effect of Interest Rate Environment
Trends in market interest rates strongly influence the results of operations via how they affect members' demand for Mission Asset Activity, spreads on assets, funding costs and decisions in managing the tradeoffs in our market risk/return profile. The following tables present key market interest rates (obtained from Bloomberg L.P.).

	Quarter 1 2015		Year 2014		Quarter 1 2014
	Ending	Average	Ending	Average	Ending	Average
Federal funds target	0-0.25%	0-0.25%	0-0.25%	0-0.25%	0-0.25%	0-0.25%
Federal funds effective	0.06	0.11	0.06	0.09	0.06	0.07
3-month LIBOR	0.27	0.26	0.26	0.23	0.23	0.24
2-year LIBOR	0.81	0.84	0.90	0.62	0.55	0.49
10-year LIBOR	2.02	2.09	2.28	2.65	2.84	2.87
2-year U.S. Treasury	0.56	0.59	0.67	0.45	0.42	0.36
10-year U.S. Treasury	1.92	1.97	2.17	2.53	2.72	2.76
15-year mortgage current coupon (1)	1.97	1.96	2.10	2.34	2.52	2.51
30-year mortgage current coupon (1)	2.68	2.71	2.85	3.23	3.45	3.45

(1)	Simple average of current coupon rates of Fannie Mae and Freddie Mac par mortgage-backed security indications.

Short-term interest rates remained close to zero in the first three months of 2015. The low interest rate environment continued to have a favorable overall effect on our results of operations in the first three months of 2015. The Federal Reserve maintained the overnight Federal funds target and effective rates between zero and 0.25 percent, with other short-term interest rates generally consistent with their historical relationships to Federal funds.

Effect of Economy and Financial Markets on Mission Asset Activity

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

The relative balance between loan and deposit growth provides an indication of potential member Advance demand. From December 31, 2013 to December 31, 2014 (the most recent period for which data are available), aggregate loan portfolios of Fifth District depository institutions grew $57.4 billion (4.7 percent) while their aggregate deposit balances rose $153.6 billion (7.5 percent). The data include the effect of large mergers and acquisitions only when they are available for both comparison dates. Most of the loan and deposit growth in this period occurred from our largest members, which is consistent with the concentration of financial activity.

Excluding the five members with over $50 billion of assets and recent acquisitions, aggregate loans increased $13.6 billion (7.1 percent) in the 12-month period while aggregate deposits grew $7.5 billion (3.1 percent). These members' faster loan growth than deposit growth could over time produce increased demand for Advances.

Business Conditions and Outlook and Risk Management

Our major business strategies, outlook for our business, and risk profiles and management have not changed substantially since our 2014 Form 10-K filing. “Quantitative and Qualitative Disclosures About Risk Management” provides details on current risk exposures. We have no material updates to the regulatory or legislative environment since the 2014 Form 10-K filing.

ANALYSIS OF FINANCIAL CONDITION

Mission Asset Activity

We regularly monitor the dollar and percentage amount of our balance sheet that is Mission Asset Activity, which we define as Advances, Letters of Credit, and total MPP. These are the primary means by which we fulfill our mission with direct connections to members. We measure Mission Asset Activity against Consolidated Obligations because the latter reflects the major source of our franchise value as a GSE. At March 31, 2015, the principal balance of Mission Asset Activity of $91.2 billion constituted 83 percent of adjusted Obligations (which equal Obligations plus Letters of Credit and Mandatory Delivery Contracts). The daily average percentage in the first three months of 2015 was 82 percent. These percentages exceeded our internal benchmark.

Credit Services

Credit Activity and Advance Composition
The table below shows trends in Advance balances by major programs and in the notional amount of Letters of Credit.

(Dollars in millions)	March 31, 2015		December 31, 2014		March 31, 2014
	Balance	Percent(1)	Balance	Percent(1)	Balance	Percent(1)
Adjustable/Variable-Rate Indexed:
LIBOR	$49,103	73%	$51,839	74%	$49,269	75%
Other	407	1	515	1	389	1
Total	49,510	74	52,354	75	49,658	76
Fixed-Rate:
REPO	4,061	6	5,201	7	4,465	7
Regular Fixed-Rate	7,977	12	7,398	11	5,903	9
Putable (2)	1,580	3	1,617	2	2,138	3
Amortizing/Mortgage Matched	2,662	4	2,734	4	2,618	4
Other	825	1	995	1	603	1
Total	17,105	26	17,945	25	15,727	24
Total Advances Principal	$66,615	100%	$70,299	100%	$65,385	100%

Letters of Credit (notional)	$16,905		$17,780		$13,603

(1)	As a percentage of total Advances principal.

(2)	Excludes Putable Advances where the related put options have expired. Such Advances are classified based on their current terms.

The decline in Advances since the end of 2014 came from a few larger members and was comprised primarily of variable-rate and short-term repurchase (REPO) Advances.

Members reduced their available lines in the Letters of Credit program by $0.9 billion (five percent) in the first three months of 2015. We earn fees on Letters of Credit based on the actual notional amount of the Letters utilized, which normally is less than the available lines.

Advance Usage
In addition to analyzing Advance balances by dollar trends and the number of members utilizing them, we monitor the degree to which members use Advances to fund their balance sheets. The following table shows the unweighted, average ratio of each member's Advance balance to its most-recently available figures for total assets.

	March 31, 2015	December 31, 2014
Average Advances-to-Assets for Members
Assets less than $1.0 billion (632 members)	3.06%	3.24%
Assets over $1.0 billion (68 members)	3.08	3.75
All members	3.06	3.29

Overall Advance usage ratios declined in the first quarter of 2015. Larger members typically utilize Advances to fund a modestly larger proportion of their assets than smaller members.

The following tables present principal balances for our top five Advance borrowers.

(Dollars in millions)
March 31, 2015			December 31, 2014
Name	Par Value of Advances	Percent of Total Par Value of Advances	Name	Par Value of Advances	Percent of Total Par Value of Advances
JPMorgan Chase Bank, N.A.	$38,300	57%	JPMorgan Chase Bank, N.A.	$41,300	59%
U.S. Bank, N.A.	8,298	12	U.S. Bank, N.A.	8,338	12
Nationwide Life Insurance Company	1,898	3	The Huntington National Bank	2,083	3
Third Federal Savings and Loan Association	1,666	3	Nationwide Life Insurance Company	1,761	3
Western-Southern Life Assurance Co	1,652	2	Western-Southern Life Assurance Co	1,623	2
Total of Top 5	$51,814	77%	Total of Top 5	$55,105	79%

Advance concentration ratios are influenced by, and generally similar to, concentration ratios of financial activity among our Fifth District financial institutions. We believe that having large financial institutions that actively use our Mission Asset Activity augments the value of membership to all members. It improves our operating efficiency, increases our earnings and thereby contributions to housing and community investment programs, may enable us over time to obtain more favorable funding costs, and helps us maintain competitively priced Mission Asset Activity.

Mortgage Loans Held for Portfolio (Mortgage Purchase Program, or "MPP")

MPP balances continue to be driven primarily by activity from two larger sellers and a Finance Agency regulation requiring that if purchases in a calendar year exceed $2.5 billion, we will be subject to Finance Agency established housing goals. Given the uncertainty of the housing goal requirements and possible operational and economic impacts, we continue to limit our calendar year purchases to less than $2.5 billion until we receive further guidance from the Finance Agency and we confirm our ability to meet the goals. The number of regular sellers remained at a high level in the first three months of 2015 compared to historical trends.

The table below shows principal purchases and reductions of loans in the MPP for the first three months of 2015.

(In millions)	MPP Principal
Balance at December 31, 2014	$6,796
Principal purchases	611
Principal reductions	(347)
Balance at March 31, 2015	$7,060

The increase in principal loan balance in the first quarter of 2015 reflected purchase activity exceeding principal reductions. Purchases resulted from sales by 79 participating financial institutions (PFIs) during the year, with the number of monthly sellers averaging 62. All loans acquired in the first quarter of 2015 were conventional loans.

We closely track the refinancing incentives of our mortgage assets (including those in the MPP and mortgage-backed securities) because the option for homeowners to change their principal payments normally represents a large portion of our market risk exposure. MPP principal paydowns in the first three months of 2015 equated to a 15 percent annual constant prepayment rate, up from the 12 percent rate for all of 2014, as the refinancing incentives for many of our mortgage assets increased.

The MPP's composition of balances by loan type, original final maturity, and weighted-average mortgage note rate did not change materially in the first three months of 2015. The weighted average mortgage note rate fell from 4.36 percent at the end of 2014 to 4.27 percent at March 31, 2015. This decline reflected a continuing trend of prepayments of higher rate mortgages and purchases of lower rate mortgages. MPP yields earned during the first three months of 2015, relative to funding costs, continued to offer favorable returns relative to their market risk exposure.

Investments

The table below presents the ending and average balances of the investment portfolio.

(In millions)	Three Months Ended		Year Ended
	March 31, 2015		December 31, 2014
	Ending Balance	Average Balance	Ending Balance	Average Balance
Liquidity investments	$10,237	$11,699	$11,319	$11,856
Mortgage-backed securities	14,428	14,573	14,688	15,594
Other investments (1)	—	90	—	98
Total investments	$24,665	$26,362	$26,007	$27,548

(1)
The average balance includes the rights or obligations to cash collateral, which are included in the fair value of derivative assets or derivative liabilities on the Statements of Condition at period end.

We continued to maintain an ample amount of asset liquidity. Liquidity investment levels can vary significantly based on liquidity needs, the availability of acceptable net spreads, the number of eligible counterparties that meet our unsecured credit risk criteria, and changes in the amount of Mission Assets. It is normal for liquidity investments to vary up to several billion dollars on a daily basis.

Our overarching strategy for mortgage-backed securities is to keep holdings as close as possible to the regulatory maximum of three times regulatory capital, subject to the availability of securities that we believe provide acceptable risk/return tradeoffs. The balance of mortgage-backed securities at March 31, 2015 represented a 2.85 multiple of regulatory capital and consisted of $12.2 billion of securities issued by Fannie Mae or Freddie Mac (of which $1.5 billion were floating-rate securities), $1.0 billion of floating-rate securities issued by the National Credit Union Administration (NCUA), and $1.2 billion of securities issued by Ginnie Mae. We held no private-label mortgage-backed securities.
The table below shows principal purchases and paydowns of our mortgage-backed securities for the first three months of 2015.

(In millions)	Mortgage-backed Securities Principal
Balance at December 31, 2014	$14,715
Principal purchases	274
Principal paydowns	(544)
Balance at March 31, 2015	$14,445

Principal paydowns in the first three months of 2015 equated to a 14 percent annual constant prepayment rate, similar to the 13 percent rate in 2014. Purchases fell short of paydowns due to market constraints on the availability of securities that fit our parameters for risks and return.

Consolidated Obligations

The table below presents the ending and average balances of our participations in Consolidated Obligations.

	Three Months Ended		Year Ended
(In millions)	March 31, 2015		December 31, 2014
	Ending Balance	Average Balance	Ending Balance	Average Balance
Discount Notes:
Par	$45,632	$42,447	$41,238	$35,996
Discount	(4)	(5)	(6)	(4)
Total Discount Notes	45,628	42,442	41,232	35,992
Bonds:
Unswapped fixed-rate	24,907	25,327	26,124	25,513
Unswapped adjustable-rate	17,050	22,355	27,610	29,355
Swapped fixed-rate	4,876	6,122	5,390	3,697
Total par Bonds	46,833	53,804	59,124	58,565
Other items (1)	94	95	93	116
Total Bonds	46,927	53,899	59,217	58,681
Total Consolidated Obligations (2)	$92,555	$96,341	$100,449	$94,673

(1)	Includes unamortized premiums/discounts, fair value option valuation adjustments, hedging and other basis adjustments.

(2)
The 12 FHLBanks have joint and several liability for the par amount of all of the Consolidated Obligations issued on their behalves. The par amount of the outstanding Consolidated Obligations of all 12 FHLBanks was (in millions) $812,197 and $847,175 at March 31, 2015 and December 31, 2014, respectively.

The composition of unswapped fixed-rate Bonds, which typically have maturities greater than one year, was relatively stable in the first three months of 2015 compared to 2014. During this same time period, there was a shift in the composition of unswapped adjustable-rate and swapped bonds to Discount Notes, which provided us more favorable funding costs.

Deposits

Total deposits with us are normally a relatively minor source of low-cost funding. Total interest bearing deposits at March 31, 2015 were $0.8 billion, an increase of 15 percent from year-end 2014. The average balance of total interest bearing deposits in the first three months of 2015 was $0.9 billion, an increase of one percent from the average balance during the same period of 2014.

Derivatives Hedging Activity and Liquidity

Our use of and accounting for derivatives is discussed in the "Effect of the Use of Derivatives on Net Interest Income" section in "Results of Operations." Liquidity is discussed in the "Liquidity Risk" section in “Quantitative and Qualitative Disclosures About Risk Management.” We did not change our strategy of using derivatives to manage market risk exposure in the first three months of 2015.

Capital Resources

The following tables present capital amounts and capital-to-assets ratios, on both a GAAP and regulatory basis.

	Three Months Ended		Year Ended
(In millions)	March 31, 2015		December 31, 2014
	Period End	Average	Period End	Average
GAAP and Regulatory Capital
GAAP Capital Stock	$4,302	$4,277	$4,267	$4,298
Mandatorily Redeemable Capital Stock	62	64	63	105
Regulatory Capital Stock	4,364	4,341	4,330	4,403
Retained Earnings	707	711	689	666
Regulatory Capital	$5,071	$5,052	$5,019	$5,069

	Three Months Ended		Year Ended
	March 31, 2015		December 31, 2014
	Period End	Average	Period End	Average
GAAP and Regulatory Capital-to-Assets Ratio
GAAP	5.05%	4.83%	4.63%	4.90%
Regulatory	5.13	4.91	4.71	5.01

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

A portion of capital stock is excess, meaning it is not required as a condition of being a member and not required to capitalize Mission Asset Activity. Excess capital stock provides a base of capital to manage financial leverage at prudent levels, augment loss protections for bondholders, and capitalize a portion of growth in Mission Assets. The amount of excess capital stock, as defined by our Capital Plan, was $658 million at March 31, 2015, an increase of $154 million from year-end 2014.

Membership and Stockholders

In the first three months of 2015, we added four new member stockholders and lost nine members, ending the quarter at 700. The nine lost members included eight that merged with other Fifth District members and one that merged out of the District. The impact on our earnings and Mission Asset Activity from the members lost was negligible. We will continue to recruit the remaining institutions eligible for membership in order to maintain and expand our customer base.

RESULTS OF OPERATIONS

Components of Earnings and Return on Equity

The following table is a summary income statement for the three months ended March 31, 2015 and 2014. Each ROE percentage is computed by dividing income or expense for the category by the average amount of stockholders' equity for the period. Factors determining the level of, and changes in, net income and ROE are explained in the remainder of this section.

	Three Months Ended March 31,
(Dollars in millions)	2015		2014
	Amount	ROE (1)	Amount	ROE (1)
Net interest income	$78	6.31%	$77	6.08%
Net gains (losses) on derivatives and hedging activities	5	0.43	(1)	(0.09)
Other non-interest income	3	0.23	5	0.38
Total non-interest income	8	0.66	4	0.29
Total revenue	86	6.97	81	6.37
Total non-interest expense	18	1.44	17	1.35
Assessments	7	0.56	7	0.51
Net income	$61	4.97%	$57	4.51%

(1)	The ROE amounts have been computed using dollars in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) in this table may produce nominally different results.

Net income increased $4 million (seven percent) in the first three months of 2015 compared to the same period in 2014. ROE increased more (10 percent) due to our redemption and repurchase of $500 million of excess stock in February 2014. Profitability remained competitive as ROE continued to significantly exceed our benchmarks relative to short-term interest rates. Details on the individual factors contributing to the increase in profitability are in the sections below.
Net Interest Income
Components of Net Interest Income
The following table shows the major components of net interest income. Reasons for the variance in net interest income between the periods are discussed below.

	Three Months Ended March 31,
(Dollars in millions)	2015		2014
	Amount	Percent of Earning Assets	Amount	Percent of Earning Assets
Components of net interest rate spread:
Net (amortization)/accretion (1) (2)	$(7)	(0.03)%	$(2)	(0.01)%
Prepayment fees on Advances, net (2)	1	—	1	—
Other components of net interest rate spread	76	0.30	69	0.28
Total net interest rate spread	70	0.27	68	0.27
Earnings from funding assets with interest-free capital	8	0.04	9	0.04
Total net interest income/net interest margin (3)	$78	0.31%	$77	0.31%

(1)	Includes (amortization)/accretion of premiums/discounts on mortgage assets and Consolidated Obligations and deferred transaction costs (concession fees) for Consolidated Obligations.

(2)	These components of net interest rate spread have been segregated here to display their relative impact.

(3)	Net interest margin is net interest income before (reversal)/provision for credit losses as a percentage of average total interest earning assets.

Net Amortization/Accretion: Net amortization/accretion (generally referred to as "amortization") includes monthly recognition of premiums and discounts paid on purchases of mortgage assets, as well as premiums, discounts and concessions paid on Consolidated Obligations. Periodic amortization adjustments do not necessarily indicate a trend in economic return over the entire life of mortgage assets, although amortization over the entire life is one component of lifetime economic returns.
While net amortization has been large and volatile in several periods over the last five years, it was moderate in the first three months of both 2015 and 2014.

Prepayment Fees on Advances: Fees for members' early repayment of certain Advances are designed to make us economically indifferent to whether members hold Advances to maturity or repay them before maturity. Although Advance prepayment fees can be and have been significant in the past, they were minimal in the three months ended March 31, 2015 and 2014, reflecting a low amount of member prepayments of Advances.

Other Components of Net Interest Rate Spread: Excluding net amortization and prepayment fees, the total other components of net interest rate spread increased $7 million in the first three months of 2015 compared to the same period of 2014. The following factors are presented in approximate order of impact from largest to smallest.

▪
LIBOR Advance funding-Favorable: Net interest income increased $3 million primarily because of a transition from floating-rate bonds to lower-cost Discount Note funding and favorable changes in market spreads between LIBOR and Discount Notes.

▪	Advance growth-Favorable: The $3.8 billion growth in average Advance balances at higher spreads improved net interest income by an estimated $2 million.

▪	Mortgage Purchase Program growth-Favorable: The average balance of the mortgage purchase program portfolio increased $0.4 billion, which increased net interest income by an estimated $2 million.

▪
Lower balances on mortgage-backed securities-Unfavorable: The average balance of the mortgage-backed security portfolio decreased $1.6 billion, which decreased net interest income by an estimated $2 million.

▪
Other factors-Favorable: Various other factors including, but not limited to, increased short-funding and higher spreads on liquidity investments, increased net interest income by an estimated $2 million.

Earnings from Capital: The earnings from funding assets with interest-free capital declined in the first three months of 2015 compared to the same period of 2014 due to the stock repurchase in February 2014 and the continued low interest rate environment.

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

(Dollars in millions)	Three Months Ended			Three Months Ended
	March 31, 2015			March 31, 2014
	Average Balance	Interest	Average Rate (1)	Average Balance	Interest	Average Rate (1)
Assets:
Advances	$69,165	$86	0.50%	$65,340	$77	0.48%
Mortgage loans held for portfolio (2)	7,150	56	3.19	6,763	60	3.61
Federal funds sold and securities purchased under resale agreements	10,429	2	0.09	11,340	2	0.05
Interest-bearing deposits in banks (3) (4) (5)	1,315	1	0.16	2,329	1	0.14
Mortgage-backed securities	14,573	81	2.24	16,163	89	2.24
Other investments	45	—	0.09	26	—	0.06
Loans to other FHLBanks	—	—		—	—	—
Total earning assets	102,677	226	0.89	101,961	229	0.91
Less: allowance for credit losses on mortgage loans	3			7
Other assets	182			242
Total assets	$102,856			$102,196
Liabilities and Capital:
Term deposits	$166	—	0.18	$87	—	0.18
Other interest bearing deposits (5)	735	—	0.01	806	—	0.01
Short-term borrowings	42,442	10	0.09	37,397	9	0.09
Unswapped fixed-rate Bonds	25,406	125	2.00	25,223	132	2.12
Unswapped adjustable-rate Bonds	22,354	7	0.13	28,933	8	0.11
Swapped Bonds	6,139	5	0.30	3,878	2	0.20
Mandatorily redeemable capital stock	64	1	4.00	121	1	4.00
Other borrowings	—	—	—	—	—	—
Total interest-bearing liabilities	97,306	148	0.62	96,445	152	0.64
Non-interest bearing deposits	1			14
Other liabilities	577			599
Total capital	4,972			5,138
Total liabilities and capital	$102,856			$102,196

Net interest rate spread			0.27%			0.27%
Net interest income and net interest margin (6)		$78	0.31%		$77	0.31%
Average interest-earning assets to interest-bearing liabilities			105.52%			105.72%

(1)	Amounts used to calculate average rates are based on dollars in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

(2)	Non-accrual loans are included in average balances used to determine average rate.

(3)	Includes certificates of deposit and bank notes that are classified as available-for-sale securities.

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

The net interest spread and net interest margin remained the same due to an increase in net amortization which was offset by the net effect of the other earnings factors discussed in the previous section.

The decline in the average rates on total earning assets and total interest-bearing liabilities resulted from the continued low interest rate environment and an increase in the balance sheet composition of Advances, which tend to carry lower interest rates. The low rate environment particularly resulted in a decline in the average rate of long-term assets (such as certain Advances and mortgage loans held for portfolio) and long-term liabilities (unswapped fixed-rate Bonds). This is because a substantial portion of the principal paid down on these assets and liabilities, which had higher rates, was replaced with new assets and liabilities at lower rates.

Rates on short-term assets (Federal funds sold and securities purchased under resale agreements) and certain liabilities (unswapped adjustable-rate Bonds and swapped Bonds) increased slightly in the first three months of 2015 compared to the same period of 2014 due to marginally higher short-term interest rates.

Volume/Rate Analysis
Changes in both average balances (volume) and interest rates influence changes in net interest income. The following table summarizes these changes and trends in interest income and interest expense.

(In millions)	Three Months Ended March 31, 2015 over 2014
	Volume (1)(3)	Rate (2)(3)	Total
Increase (decrease) in interest income
Advances	$5	$4	$9
Mortgage loans held for portfolio	3	(7)	(4)
Federal funds sold and securities purchased under resale agreements	(1)	1	—
Interest-bearing deposits in banks	—	—	—
Mortgage-backed securities	(8)	—	(8)
Other investments	—	—	—
Loans to other FHLBanks	—	—	—
Total	(1)	(2)	(3)
Increase (decrease) in interest expense
Term deposits	—	—	—
Other interest-bearing deposits	—	—	—
Short-term borrowings	1	—	1
Unswapped fixed-rate Bonds	1	(8)	(7)
Unswapped adjustable-rate Bonds	(2)	1	(1)
Swapped Bonds	1	2	3
Mandatorily redeemable capital stock	—	—	—
Other borrowings	—	—	—
Total	1	(5)	(4)
Increase (decrease) in net interest income	$(2)	$3	$1

(1)	Volume changes are calculated as the change in volume multiplied by the prior year rate.

(2)	Rate changes are calculated as the change in rate multiplied by the prior year average balance.

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

(In millions)	Three Months Ended March 31,
	2015	2014
Advances:
Amortization/accretion of hedging activities in net interest income	$(1)	$(1)
Net interest settlements included in net interest income	(21)	(23)
Mortgage loans:
Amortization of derivative fair value adjustments in net interest income	(1)	(1)
Consolidated Obligation Bonds:
Net interest settlements included in net interest income	5	5
Decrease to net interest income	$(18)	$(20)

Most of our derivatives synthetically convert the intermediate- and long-term fixed interest rates on certain Advances and Bonds to adjustable-coupon rates tied to short-term LIBOR (mostly one- and three-month repricing resets). These adjustable-rate coupons normally carry lower interest rates than the fixed rates. The use of derivatives lowered net interest income in each period primarily because the Advances that were swapped to short-term LIBOR had higher fixed interest rates than the Bonds that were swapped to short-term LIBOR. This reduction in earnings was acceptable because it enabled us, as we designed, to significantly lower market risk exposure by creating a much closer match of actual cash flows between assets and liabilities than would occur otherwise. The reduction in earnings was similar in the first three months of both 2015 and 2014.

Non-Interest Income and Non-Interest Expense

The following table presents non-interest income and non-interest expense for each of the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
(Dollars in millions)	2015	2014
Non-interest income
Net gains (losses) on derivatives and hedging activities	$5	$(1)
Other non-interest income, net	3	5
Total non-interest income	$8	$4
Non-interest expense
Compensation and benefits	$10	$9
Other operating expense	5	5
Finance Agency	2	2
Office of Finance	1	1
Other	—	—
Total non-interest expense	$18	$17
Average total assets	$102,856	$102,196
Average regulatory capital	5,052	5,267
Total other expense to average total assets (1)	0.07%	0.07%
Total other expense to average regulatory capital (1)	1.42	1.31

(1)	Amounts used to calculate percentages are based on dollars in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

Non-interest income increased in the first three months of 2015 compared to the same period of 2014 primarily from gains on derivatives and hedging activities in 2015 compared to losses in 2014, as presented in the table below. Non-interest expense was relatively stable.

Effect of Derivatives and Hedging Activities

(In millions)	Three Months Ended March 31,
	2015	2014
Net gains (losses) on derivatives and hedging activities
Advances:
Losses on derivatives not receiving hedge accounting	$(1)	$—
Mortgage loans:
Losses on derivatives not receiving hedge accounting	—	(2)
Consolidated Obligation Bonds:
Gains on fair value hedges	1	—
Gains on derivatives not receiving hedge accounting	5	1
Total net gains (losses) on derivatives and hedging activities	5	(1)
Net (losses) gains on financial instruments held at fair value (1)	(1)	1
Total net effect of derivatives and hedging activities	$4	$—

(1)	Includes only those gains or losses on financial instruments held at fair value that have an economic derivative "assigned."

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

(Dollars in millions)	Traditional Member Finance	MPP	Total
Three Months Ended March 31, 2015
Net interest income	$61	$17	$78
Net income	$48	$13	$61
Average assets	$95,682	$7,174	$102,856
Assumed average capital allocation	$4,625	$347	$4,972
Return on average assets (1)	0.20%	0.71%	0.24%
Return on average equity (1)	4.24%	14.76%	4.97%
Three Months Ended March 31, 2014
Net interest income	$57	$20	$77
Net income	$43	$14	$57
Average assets	$95,414	$6,782	$102,196
Assumed average capital allocation	$4,797	$341	$5,138
Return on average assets (1)	0.18%	0.85%	0.23%
Return on average equity (1)	3.64%	16.82%	4.51%

(1)	Amounts used to calculate returns are based on numbers in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

Traditional Member Finance Segment
The increase in net income in the first three months of 2015, compared to the same period of 2014, was due primarily to higher spreads on Advances, average Advance growth that was partially offset by lower balances on mortgage-backed securities, and unrealized net gains on derivatives and hedging activities.

The increase in ROE in the first three months of 2015, compared to the same period of 2014, was more than the increase in net income due to our repurchase of excess stock in February 2014.

MPP Segment
The MPP continued to earn a substantial level of profitability compared to market interest rates, with a moderate amount of market risk and credit risk. In the first quarter of 2015, the MPP averaged seven percent of total average assets while accounting for 21 percent of earnings.

Net interest income decreased in the first three months of 2015, compared to the same period of 2014, as a result of higher net amortization expense which was partially offset by a higher average balance of the MPP portfolio. Net income decreased by a smaller amount because the factors above were partially offset by a small gain in the first three months of 2015 compared to losses in the same period of 2014 on derivatives and hedging activities.

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

Market Value of Equity

(Dollars in millions)	Down 300	Down 200	Down 100	Flat Rates	Up 100	Up 200	Up 300
Average Results
2015 Year-to-Date
Market Value of Equity	$4,748	$4,805	$4,949	$4,945	$4,854	$4,703	$4,530
% Change from Flat Case	(4.0)%	(2.8)%	0.1%	—	(1.8)%	(4.9)%	(8.4)%
2014 Full Year
Market Value of Equity	$4,763	$4,908	$4,961	$4,889	$4,771	$4,626	$4,479
% Change from Flat Case	(2.6)%	0.4%	1.5%	—	(2.4)%	(5.4)%	(8.4)%
Month-End Results
March 31, 2015
Market Value of Equity	$4,777	$4,840	$4,983	$4,965	$4,862	$4,706	$4,531
% Change from Flat Case	(3.8)%	(2.5)%	0.3%	—	(2.1)%	(5.2)%	(8.8)%
December 31, 2014
Market Value of Equity	$4,714	$4,824	$4,938	$4,920	$4,835	$4,688	$4,524
% Change from Flat Case	(4.2)%	(2.0)%	0.4%	—	(1.7)%	(4.7)%	(8.1)%

Duration of Equity

(In years)	Down 300	Down 200	Down 100	Flat Rates	Up 100	Up 200	Up 300
Average Results
2015 Year-to-Date	(4.0)	(3.5)	(1.0)	1.1	2.8	3.6	3.9
2014 Full Year	(3.7)	(2.1)	1.0	2.0	3.0	3.3	3.3
Month-End Results
March 31, 2015	(3.9)	(3.4)	(0.9)	1.4	2.9	3.7	3.9
December 31, 2014	(3.8)	(3.4)	(0.2)	1.0	2.6	3.5	3.7

During the first three months of 2015, as in 2014, consistent with our historical practice and risk appetite, we positioned market risk exposure to higher interest rates at a moderate level. Market risk exposure continued to benefit from exposure to lower rates by way of relatively subdued mortgage prepayment speeds (given the level of rates and composition of mortgage assets) over the last several years.

Based on the totality of our risk analysis, we expect that profitability, defined as the level of ROE compared with short-term market rates, will remain competitive unless interest rates change by extremely large amounts in a short period of time. Decreases in long-term interest rates even up to two percentage points (which would put fixed-rate mortgages below two percent) would still result in profitability being well above market interest rates. Similarly, we believe that profitability would not become uncompetitive in a rising rate environment unless long-term rates were to permanently increase in a short period of time by more than five percentage points or more, combined with short-term rates increasing to at least eight percent.

Market Risk Exposure of the Mortgage Assets Portfolio
The mortgage assets portfolio normally accounts for almost all market risk exposure because of prepayment volatility that we cannot completely hedge while maintaining positive net spreads. Sensitivities of the market value of equity allocated to the mortgage assets portfolio under interest rate shocks (in basis points) are shown below. At March 31, 2015, the mortgage assets portfolio had an assumed capital allocation of $1.1 billion based on the entire balance sheet's regulatory capital-to-assets ratio. Average results are compiled using data for each month-end. The market value sensitivities are one measure we use to analyze the portfolio's estimated market risk exposure.

% Change in Market Value of Equity-Mortgage Assets Portfolio

	Down 300	Down 200	Down 100	Flat Rates	Up 100	Up 200	Up 300
Average Results
2015 Year-to-Date	(24.9)%	(18.8)%	(2.6)%	—	(7.4)%	(20.6)%	(36.2)%
2014 Full Year	(19.1)%	(3.9)%	3.6%	—	(9.7)%	(22.1)%	(35.0)%
Month-End Results
March 31, 2015	(24.4)%	(17.5)%	(1.5)%	—	(8.1)%	(21.4)%	(36.8)%
December 31, 2014	(25.0)%	(13.7)%	(1.0)%	—	(7.9)%	(21.4)%	(36.6)%

The risk exposure of the mortgage assets portfolio to higher interest rates was similar in the first three months of 2015 compared to 2014. The dollar amount of exposure for any individual rate shock can be obtained by multiplying the percentage change by the assumed equity allocation. We believe the mortgage assets portfolio continues to have an acceptable amount of market risk exposure relative to the inherent market risks of owning mortgages and relative to their actual and expected profitability. We believe this exposure is consistent with our risk appetite philosophy and cooperative business model.

Capital Adequacy

Retained Earnings
We must hold sufficient capital to protect against exposure to various risks including market, credit, and operational. We regularly conduct a variety of measurements and assessments for capital adequacy. At March 31, 2015, the $707 million of retained earnings substantially exceeded our policy minimum of $450 million and was comprised of $535 million unrestricted (an increase of $6 million from year-end 2014) and $172 million restricted (an increase of $12 million), which by regulation we are not permitted to distribute as dividends.

Given the regulatory environment and history of paying a competitive dividend return, we carry a greater amount of retained earnings than required by the policy. We will continue to bolster capital adequacy over time by allocating a portion of earnings to a separate restricted retained earnings account in accordance with the FHLBank System's Joint Capital Enhancement Agreement. We believe that the amount of retained earnings is sufficient to protect against members' impairment risk of their capital stock investment and to provide the opportunity to stabilize dividends.

Market Capitalization Ratios
We measure two sets of market capitalization ratios. One measures the market value of capital (i.e., stockholder equity) relative to the par value of regulatory capital stock (capital stock and mandatorily redeemable capital stock). The other measures the market value of capital relative to the book value of total capital, which includes retained earnings, and mandatorily redeemable capital stock. The measures provide a point-in-time indication of the FHLB's liquidation or franchise value and also serve as a measure of realized or potential market risk exposure.

The following table presents the market value of equity to regulatory capital stock (excluding retained earnings) for the interest rate environments for which we have policy limits. A base case value below par could indicate that, in the event of an immediate liquidation scenario, capital stock may be impaired and returned at some value less than par.

	March 31, 2015	December 31, 2014
Market Value of Equity to Par Value of Regulatory Capital Stock - Base Case (Flat Rates) Scenario	114%	114%
Market Value of Equity to Par Value of Regulatory Capital Stock - Down Shock (1)	114	114
Market Value of Equity to Par Value of Regulatory Capital Stock - Up Shock (2)	108	108

(1)	Represents a down shock of 100 basis points.

(2)	Represents an up shock of 200 basis points.

In the first three months of 2015, the market capitalization ratios in the scenarios presented continued to be above minimum policy limits. The ratios remained stable during the first quarter given the declines in long-term interest rates. The ratios remained at favorable levels because retained earnings were 16 percent of regulatory capital stock at March 31, 2015 and we maintained market risk exposure at moderate levels.

The following table presents the market value of equity to the book value of total capital and mandatorily redeemable capital stock for the same interest rate environments. A base case value below par could indicate that interest rate risk has been or could be incurred in the future or that, in the event of an immediate liquidation scenario, a portion of retained earnings would need to be utilized in order to return regulatory capital stock at par. The base case ratio of 98 percent at March 31, 2015 indicates that approximately $106 million of retained earnings would be required in order to return regulatory capital stock at par.

	March 31, 2015	December 31, 2014
Market Value of Equity to Book Value of Capital - Base Case (Flat Rates) Scenario (1)	98%	98%
Market Value of Equity to Book Value of Capital - Down Shock (1)(2)	99	99
Market Value of Equity to Book Value of Capital - Up Shock (1)(3)	93	94

(1)	Capital includes total capital and mandatorily redeemable capital stock.

(2)	Represents a down shock of 100 basis points.

(3)	Represents an up shock of 200 basis points.

Credit Risk

Overview
Our business entails a significant amount of inherent credit risk exposure. We believe our risk management practices, discussed below, bring the amount of residual credit risk to a minimal level. We have no loan loss reserves or impairment recorded for Credit Services, investments, and derivatives and a modest amount of legacy credit risk exposure to the MPP.

Credit Services
Overview: We have policies and practices to manage credit risk exposure from our secured lending activities, which include Advances and Letters of Credit. The objective of our credit risk management is to equalize risk exposure across members and counterparties to a zero level of expected losses, consistent with our conservative risk management principles and desire to have virtually no residual credit risk related to member borrowings.

Collateral: We require each member to provide us a security interest in eligible collateral before it can undertake any secured borrowing. At March 31, 2015, our policy of over-collateralization resulted in total collateral pledged of $256.7 billion to serve members' total borrowing capacity of $214.0 billion. The estimated value of pledged collateral is discounted in order to offset market, credit, and liquidity risks that may affect the collateral's realizable value in the event it must be liquidated. Over-collateralization by one member is not applied to another member.

The table below shows the total pledged collateral (unadjusted for Collateralized Maintenance Requirements).

	March 31, 2015		December 31, 2014
(Dollars in billions)		Percent of Total		Percent of Total
	Collateral Amount	Pledged Collateral	Collateral Amount	Pledged Collateral
Single-family loans	$139.8	54%	$140.4	55%
Multi-family loans	39.1	15	38.2	15
Commercial real estate	29.5	12	29.5	12
Home equity loans/lines of credit	22.4	9	22.0	9
Bond securities	25.3	10	22.3	9
Farm real estate	0.6	—	0.6	—
Total	$256.7	100%	$253.0	100%

At March 31, 2015, 63 percent of collateral was related to residential mortgage lending in single-family loans and home equity loans/lines of credit. The collateral composition remained relatively constant compared to the end of 2014.

Borrowing Capacity/Lendable Value: We determine borrowing capacity against pledged collateral by establishing minimum levels of over-collateralization (Collateralized Maintenance Requirements or CMRs). CMRs result in a lendable value, or borrowing capacity that is less than the amount of pledged collateral.

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

The table below indicates the range of lendable values remaining after the application of CMRs for each major collateral type pledged at March 31, 2015. These ranges did not change from the end of 2014.

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

Subprime and Nontraditional Mortgage Loan Collateral: We have policies and processes to identify subprime and nontraditional residential mortgage loans pledged by members. We perform collateral reviews, sometimes engaging third parties, to determine whether the pledged loans meet our definition of subprime, nontraditional, or both. Depending on the quality of underwriting and administration, we may subject these loans to higher CMRs. We also limit the overall percentage of borrowing capacity that members can receive from subprime and nontraditional collateral.

Collateralization of Former Members: Former members may maintain existing Advances up to their maturity date as long as the members meet certain requirements. Underwriting criteria, including the forms of collateral that may be pledged, are generally the same for members and former members. One exception is that former members with outstanding Advances must deliver sufficient collateral into our custody, regardless of whether they would qualify for Blanket or Listing status as a member. Alternatively, if a former member is acquired by a member of another FHLBank, we may allow its outstanding Advances to be covered by that FHLBank's collateral under the terms and conditions of an intercreditor agreement. On March 31, 2015, we had $0.6 billion of Advances outstanding to former members. This amount continued to be overcollateralized through a combination of subordination or other intercreditor security agreements with other FHLBanks, as well as marketable securities and loan collateral held in our custody.

Internal Credit Ratings: We perform credit underwriting of our members and nonborrower members and assign them an internal credit rating on a scale of one to seven, with a higher number representing a less favorable assessment of the institution's credit and overall financial condition. The credit ratings are based on internal credit analysis and consideration of available credit ratings from independent credit rating organizations. The credit ratings are used in conjunction with other measures of the credit risk and pledged collateral, as described above, in managing credit risk exposure to member and nonmember borrowers.

The following tables show the distribution of internal credit ratings we assigned to member and nonmember borrowers, which we use to help manage credit risk exposure.

(Dollars in billions)
March 31, 2015			December 31, 2014
	Borrowers			Borrowers
		Collateral-Based			Collateral-Based
Credit		Borrowing	Credit		Borrowing
Rating	Number	Capacity	Rating	Number	Capacity
1-3	551	$136.2	1-3	547	$131.1
4	103	73.9	4	107	74.9
5	36	3.6	5	37	3.6
6	11	0.2	6	14	0.2
7	11	0.1	7	12	0.3
Total	712	$214.0	Total	717	$210.1

A “4” rating is our assessment of the lowest level of satisfactory performance. At March 31, 2015, 58 borrowers (eight percent of the total) had credit ratings of "5" through "7," a net decrease of five from the end of 2014. These members had $3.9 billion of borrowing capacity at March 31, 2015. There was a net decrease of four members who had a "4" credit rating and a net increase of four members with credit ratings of "1," "2," or "3." These trends indicate a general improvement in the overall financial condition of our members during the recovery cycle for the overall economy and housing market.

Member Failures, Closures, and Receiverships: There were no member failures in 2015 through the date of this filing.

MPP
Overview: We believe that the residual amount of credit risk exposure to loans in the MPP is modest, based on the same factors described in the 2014 Form 10-K. We believe based on our analysis that future credit losses will not harm capital adequacy and will not significantly affect profitability except under the most extreme and unlikely credit conditions.

Portfolio Loan Characteristics: The following tables show loan-to-value ratios for conventional loans based on values estimated at the origination dates and current values estimated at the noted periods. The estimated current ratios are based on original loan values, principal paydowns that have occurred since origination, and a third-party estimate of changes in historical home prices for the zip code in which each loan resides. Both measures are weighted by current unpaid principal.

	Based on Estimated Origination Value			Based On Estimated Current Value
Loan-to-Value	March 31, 2015	December 31, 2014	Loan-to-Value	March 31, 2015	December 31, 2014
<= 60%	17%	17%	<= 60%	34%	34%
> 60% to 70%	16	16	> 60% to 70%	24	25
> 70% to 80%	55	55	> 70% to 80%	27	25
> 80% to 90%	7	7	> 80% to 90%	11	12
> 90%	5	5	> 90% to 100%	3	3
			> 100%	1	1
Weighted Average	72%	72%	Weighted Average	65%	65%

The levels of loan-to-value ratios and overall positive trends in the last several years are consistent with the portfolio's excellent credit quality. The positive trends reflect the sustained recovery and improvement in the overall housing market. At March 31, 2015, we estimated that 15 percent of loans have current loan-to-value ratios above 80 percent, down from 16 percent at the end of 2014.

Based on the available data, we believe we have little exposure to loans in the MPP considered to have characteristics of “subprime” or “alternative/nontraditional” loans. Further, we do not knowingly purchase any loan that violates the terms of our Anti-Predatory Lending Policy.

Lender Risk Account (LRA): Conventional mortgage loans are supported against credit losses by various combinations of primary mortgage insurance (PMI), supplemental mortgage insurance (SMI) (for loans purchased before February 2011), and the LRA. The LRA is a holdback of a portion of the initial purchase price to cover expected credit losses for a specific pool of loans. Starting after five years from the loan purchase date, we may return the holdback to PFIs if they manage credit risk to predefined acceptable levels of exposure on the loan pools they sell to us. As a result, some pools of loans may have sufficient credit enhancements to recapture all losses while other pools of loans may not.

The amount of loss claims against the LRA in the first three months of 2015 was $0.3 million. The LRA had balances of $137 million and $129 million at March 31, 2015 and December 31, 2014, respectively. For more information, see Note 9 of the Notes to Unaudited Financial Statements.

Credit Performance: The table below provides an analysis of conventional loans delinquent or in foreclosure, along with the national average serious delinquency rate.

	Conventional Loan Delinquencies
(Dollars in millions)	March 31, 2015	December 31, 2014
Early stage delinquencies - unpaid principal balance (1)	$51	$61
Serious delinquencies - unpaid principal balance (2)	$39	$43
Early stage delinquency rate (3)	0.8%	1.0%
Serious delinquency rate (4)	0.6%	0.7%
National average serious delinquency rate (5)	2.3%	2.4%

(1)	Includes conventional loans 30 to 89 days delinquent and not in foreclosure.

(2)	Includes conventional loans that are 90 days or more past due or where the decision of foreclosure or a similar alternative such as pursuit of deed-in-lieu has been reported.

(3)	Early stage delinquencies expressed as a percentage of the total conventional loan portfolio.

(4)	Serious delinquencies expressed as a percentage of the total conventional loan portfolio.

(5)
National average number of fixed-rate prime conventional loans that are 90 days or more past due or in the process of foreclosure is based on the most recent national delinquency data available. The March 31, 2015 rate is based on December 31, 2014 data.

The MPP has experienced a relatively small amount of delinquencies and foreclosures, with rates continuing to be well below national averages.

We consider a high risk loan as having a current loan-to-value ratio above 100 percent. At March 31, 2015, high risk loans had experienced a moderate amount of serious delinquencies (i.e., delinquencies that are 90 days or more past due or in the process of foreclosure). For example, of the $41 million of conventional principal balances with current estimated loan-to-values above 100 percent, $3 million (seven percent) were seriously delinquent. We believe these data further support our view that the overall portfolio is comprised of high-quality, well-performing loans.

Credit Losses: The following table shows the effects of credit enhancements on the FHLB's estimation of credit losses at the noted periods. Credit losses after credit enhancements, which totaled $1.1 million in the first three months of 2015, are accounted for in the allowance for credit loss or as a charge off (i.e., a reduction to the principal of mortgage loans held for portfolio).

(In millions)	March 31, 2015	December 31, 2014
Estimated incurred credit losses, before credit enhancements	$(19)	$(23)
Estimated amounts deemed recoverable by:
Primary mortgage insurance	2	2
Supplemental mortgage insurance	10	13
Lender Risk Account	3	3
Estimated incurred credit losses, after credit enhancements	$(4)	$(5)

The data presented above provide further information on the aggregate health of the portfolio. Credit risk exposure depends on the actual and potential credit performance of the loans in each pool compared to the pool's equity (on individual loans) and credit enhancements, including PMI (for individual loans), the LRA, and SMI.

The estimate of credit losses at March 31, 2015 decreased from the end of 2014 due to realized credit losses as problem loans continued to liquidate and as delinquency trends and housing prices improved.

In addition to the allowance for credit losses recorded, we regularly analyze potential ranges of additional lifetime credit risk exposure for the loans in the MPP. Even under adverse scenarios for either home prices or unemployment rates, we expect that further credit losses would not significantly decrease profitability. For example, assuming a 20 percent decline in all home prices in each of the next two years, we estimate that our lifetime credit losses, net of the effect of credit enhancements, could increase by approximately $11 million, which would decrease annual ROE by 0.04 percentage points over the next five years (most of the losses are estimated to occur in the next five years).

Credit Risk Exposure to Insurance Providers
PMI
Some of our conventional loans carry PMI as a credit enhancement feature. Based on the guidelines of the MPP, we have assessed that we do not have any credit risk exposure to our PMI providers.

SMI
Another credit enhancement feature on some conventional loans is SMI purchased from Genworth and Mortgage Guaranty Insurance Corporation (MGIC). Beginning February 1, 2011, we discontinued use of SMI as a credit enhancement for new loan purchases; instead, we now augment credit enhancements with a greater amount of the purchase proceeds added to the LRA. At March 31, 2015, we had $1.8 billion of conventional loans purchased prior to February 2011 with outstanding SMI coverage through Genworth and MGIC that are paying down over time. Both providers have experienced weak financial condition in recent years; however, the most recent available information indicates there has been improvements in their financial health. Due to the uncertainty of MGIC and Genworth's financial condition, we estimate that $0.3 million of payments are not probable at March 31, 2015. The estimation of SMI exposure, similar to overall trends of our loan losses, has declined over the last several years.

Investments
Liquidity Investments: Liquidity investments are either unsecured, guaranteed by the U.S. government, or secured (i.e., collateralized). For unsecured liquidity investments, we invest in the debt securities of highly rated, investment-grade institutions, have appropriate and conservative limits on dollar and maturity exposure to each institution, and have strong credit underwriting practices, including active monitoring of credit quality of our counterparties and of the environment in which they operate. We purchased liquidity investments from counterparties that have a strong ability to repay principal and interest.

Our unsecured liquidity investments to a counterparty or group of affiliated counterparties are limited by Finance Agency regulations to maturities of no more than nine months and limited to a dollar amount based on a percentage of eligible regulatory capital (defined as the lessor of our regulatory capital or the eligible amount of a counterparty's Tier 1 capital). The permissible percentage ranges from one percent to 15 percent based on the counterparty's lowest long-term credit rating of its debt from a nationally recognized statistical rating organization (NRSRO). In addition, pursuant to a Finance Agency regulation, we complement reliance on NRSRO ratings for unsecured investment activity by also considering internal credit risk analytics on unsecured counterparties.

The lowest long-term credit rating for a counterparty to which we are permitted to extend credit is double-B. In practice, for many years, we have generally invested funds only in those eligible institutions with long-term credit ratings of at least single-A. In addition, we restrict maturities, reduce dollar exposure, and avoid new investments with counterparties we deem to represent elevated credit risk.

The following table presents the carrying value of liquidity investments outstanding in relation to the counterparties' lowest long-term credit ratings provided by Standard & Poor's, Moody's, and/or Fitch Advisory Services. For resale agreements, the ratings shown are based on ratings of the associated collateral.

(In millions)	March 31, 2015
	Long-Term Rating
	AA	A	Total
Unsecured Liquidity Investments
Federal funds sold	$1,875	$3,830	$5,705
Certificates of deposit	550	—	550
Total unsecured liquidity investments	2,425	3,830	6,255
Guaranteed/Secured Liquidity Investments
Securities purchased under agreements to resell	3,950	—	3,950
Government-sponsored enterprises (1)	32	—	32
Total guaranteed/secured liquidity investments	3,982	—	3,982
Total liquidity investments	$6,407	$3,830	$10,237

	December 31, 2014
	Long-Term Rating
	AA	A	Total
Unsecured Liquidity Investments
Federal funds sold	$2,100	$4,500	$6,600
Certificates of deposit	950	400	1,350
Total unsecured liquidity investments	3,050	4,900	7,950
Guaranteed/Secured Liquidity Investments
Securities purchased under agreements to resell	3,343	—	3,343
Government-sponsored enterprises (1)	26	—	26
Total guaranteed/secured liquidity investments	3,369	—	3,369
Total liquidity investments	$6,419	$4,900	$11,319

(1)
Consists of securities that are issued and effectively guaranteed by Fannie Mae and/or Freddie Mac, which have the support of the U.S. government, although they are not obligations of the U.S. government.

During the first quarter, we purchased a portion of our total liquidity investments from counterparties for which the investments are secured with collateral (secured resale agreements). We believe these investments present little or no credit risk exposure to us.

The following table presents credit ratings of our unsecured investment credit exposures by the domicile of the counterparty or the domicile of the counterparty's parent for U.S. branches and agency offices of foreign commercial banks.

(In millions)	March 31, 2015
		Counterparty Rating (1)
Domicile of Counterparty	Sovereign Rating (1)	AA	A	Total
Domestic	AA+	$—	$455	$455
U.S. branches and agency offices of foreign commercial banks:
Canada	AAA	1,260	1,055	2,315
Germany	AAA	—	1,010	1,010
Sweden	AAA	—	855	855
Australia	AAA	710	—	710
Finland	AAA	455	—	455
Netherlands	AAA	—	455	455
Total U.S. branches and agency offices of foreign commercial banks		2,425	3,375	5,800
Total unsecured investment credit exposure		$2,425	$3,830	$6,255

(1)	Represents the lowest long-term credit rating provided by Standard & Poor's, Moody's, and/or Fitch Advisory Services.

The following table presents the remaining contractual maturity of our unsecured investment credit exposure by the domicile of the counterparty or the domicile of the counterparty's parent for U.S. branches and agency offices of foreign commercial banks.

(In millions)	March 31, 2015
Domicile of Counterparty	Overnight	Due 2 days through 30 days	Due 31 days through 90 days	Due 91 days through 180 days	Total
Domestic	$455	$—	$—	$—	$455
U.S. branches and agency offices of foreign commercial banks:
Canada	1,765	—	300	250	2,315
Germany	1,010	—	—	—	1,010
Sweden	855	—	—	—	855
Australia	710	—	—	—	710
Finland	455	—	—	—	455
Netherlands	455	—	—	—	455
Total U.S. branches and agency offices of foreign commercial banks	5,250	—	300	250	5,800
Total unsecured investment credit exposure	$5,705	$—	$300	$250	$6,255

At March 31, 2015, all of the $6.3 billion of unsecured investment exposure was to counterparties with holding companies domiciled in countries receiving either AAA or AA+ long-term sovereign ratings. Furthermore, we restrict a significant portion of unsecured lending to overnight maturities, which further limits risk exposure to these counterparties. By Finance Agency regulation, all counterparties exposed to non-U.S. countries are required to be domestic U.S. branches of foreign counterparties. We also limit exposure to counterparties and countries that could have significant direct or indirect exposure to European sovereign debt.

Mortgage-Backed Securities.

GSE Mortgage-Backed Securities
At March 31, 2015, $12.2 billion of mortgage-backed securities held were single-family GSE securities issued by Fannie Mae and Freddie Mac, which provide credit safeguards by guaranteeing either timely or ultimate payments of principal and interest. We believe that the conservatorships of Fannie Mae and Freddie Mac lower the chance that they would not be able to fulfill their credit guarantees and that the securities issued by these two GSEs are effectively government guaranteed. In addition, based on the data available to us and our purchase practices, we believe that most of the mortgage loans backing our GSE mortgage-backed securities are of high quality with acceptable credit performance.

Mortgage-Backed Securities Issued by Other Government Agencies
We also invest in mortgage-backed securities issued and guaranteed by Ginnie Mae and the NCUA. These investments totaled $2.2 billion at March 31, 2015. The majority of the Ginnie Mae securities are fixed rate. The NCUA securities have floating rate coupons tied to one-month LIBOR with interest rate caps ranging from seven to eight percent. We believe that the strength of the issuers' guarantees and backing by the full faith and credit of the U.S. government is sufficient to protect us against credit losses on these securities.

Private-Label Mortgage-Backed Securities
We held no private-label mortgage-backed securities at March 31, 2015.

Derivatives
Credit Risk Exposure: We mitigate most of the credit risk exposure resulting from interest rate swap transactions through collateralization. The table below presents the derivative positions to which we had credit risk exposure at March 31, 2015.

(In millions)
Credit Rating (1)	Total Notional	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Net Credit Exposure to Counterparties
Non-member counterparties:
Asset positions with credit exposure:
Bilateral derivatives:
AA	$170	$1	$—	$1
A	1,125	1	—	1
Liability positions with credit exposure:
Cleared derivatives (2)	2,518	(10)	25	15
Total derivative positions with credit exposure to non-member counterparties	3,813	(8)	25	17
Member institutions (3)	528	4	—	4
Total	$4,341	$(4)	$25	$21

(1)	Each category includes the related plus (+) and minus (-) ratings (i.e., “A” includes “A+” and “A-” ratings).

(2)	Represents derivative transactions cleared with clearinghouses, which are not rated.

(3)	Represents Mandatory Delivery Contracts.

Based on both the gross and net exposures, we had a minimal amount of residual credit risk exposure on bilateral derivatives throughout the first three months of 2015. Gross exposure would likely increase if interest rates rise and could increase if the composition of our derivatives change. However, contractual collateral provisions in these derivatives would limit net exposure to acceptable levels.

The following tables present counterparties that provided 10 percent or more of the total notional amount of bilateral interest rate swap derivatives outstanding.

(In millions)
March 31, 2015				December 31, 2014
Counterparty	Credit Rating Category	Notional Principal	Net Unsecured Exposure	Counterparty	Credit Rating Category	Notional Principal	Net Unsecured Exposure
Deutsche Bank AG	A	$2,012	$—	Wells Fargo Bank, N.A.	AA	$1,104	$—
Wells Fargo Bank, N.A.	AA	1,294	—	Deutsche Bank AG	A	1,049	—
HSBC Bank USA, N.A.	A	1,125	1	HSBC Bank USA, N.A.	A	1,000	—

Although we cannot predict if we will realize credit risk losses from any of our derivatives counterparties, we believe that all of them will be able to continue making timely interest payments and, more generally, to continue to satisfy the terms and conditions of their derivative contracts with us. As of March 31, 2015, we had $0.2 billion of notional principal of interest rate swaps outstanding to one member, JPMorgan Chase Bank, N.A. (JPMorgan), which also had outstanding credit services with us. Due to the amount of market value collateralization, we had no outstanding credit exposure to this counterparty related to interest rate swaps outstanding.

Lehman Brothers Derivatives: See Note 19 of the Notes to Unaudited Financial Statements for information on derivatives we had with Lehman Brothers at the time of their bankruptcy in September 2008.

Exposure to Member Concentration

We regularly assess concentration risks from business activity. We believe that the current concentration of Advance activity is consistent with our risk management philosophy, and the impact of borrower concentration on market risk, credit risk, and operational risk, after considering mitigating controls, is small.

Liquidity Risk

Liquidity Overview
As shown on the Statements of Cash Flows, in the first three months of 2015, our portion of the System's debt issuances totaled $57.3 billion for Discount Notes and $2.9 billion for Bonds. The System's favorable debt ratings, the implicit U.S. government backing of our debt, and our effective risk management have been instrumental in ensuring satisfactory access to the capital markets.

Our liquidity position remained strong during the first three months of 2015 and our overall ability to fund our operations through debt issuances at acceptable interest costs remained sufficient. Although we can make no assurances, we expect this to continue to be the case, and we believe the possibility of a liquidity or funding crisis in the FHLBank System that would impair the FHLB's ability to participate, on a cost-effective basis, in issuances of new debt, service outstanding debt, maintain adequate capitalization, or pay competitive dividends is remote.

We must meet both operational and contingency liquidity requirements. We satisfied the operational liquidity requirement by both meeting a contingency liquidity requirement, discussed below, and because we were able to adequately access the capital markets to issue debt. The amount of overnight liquidity was generally in the range of $5 billion to $15 billion during the first three months of 2015. In addition, Finance Agency guidance requires us to target at least 5 to 15 consecutive days of positive liquidity based on specific assumptions under two scenarios. We target holding at least three extra days of positive liquidity under each scenario, although as market conditions warrant we may hold, and often do hold, additional amounts.

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

(In millions)	March 31, 2015	December 31, 2014
Contingency Liquidity Requirement
Total Contingency Liquidity Reserves (1)	$25,345	$30,594
Total Requirement (2)	(13,355)	(12,155)
Excess Contingency Liquidity Available	$11,990	$18,439

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

(In millions)	March 31, 2015	December 31, 2014
Deposit Reserve Requirement
Total Eligible Deposit Reserves	$70,319	$77,920
Total Member Deposits	(841)	(730)
Excess Deposit Reserves	$69,478	$77,190

Contractual Obligations
The following table summarizes our contractual obligations at March 31, 2015. The allocations according to the expiration terms and payment due dates of these obligations were not materially different from those at the end of 2014. Changes reflected normal business variations. We believe that, as in the past, we will continue to have sufficient liquidity, including from access to the debt markets to issue Consolidated Obligations, to satisfy these obligations on a timely basis.

(In millions)	< 1 year	1<3 years	3<5 years	> 5 years	Total
Contractual Obligations
Long-term debt (Bonds) - par (1)	$20,919	$10,919	$7,218	$7,777	$46,833
Operating leases (include premises and equipment)	1	2	1	6	10
Mandatorily redeemable capital stock	59	—	3	—	62
Commitments to fund mortgage loans	583	—	—	—	583
Pension and other postretirement benefit obligations	3	5	5	25	38
Total Contractual Obligations	$21,565	$10,926	$7,227	$7,808	$47,526

(1)
Does not include Discount Notes and contractual interest payments related to Bonds. Total is based on contractual maturities; the actual timing of payments could be affected by factors affecting redemptions.

Off-Balance Sheet Arrangements
The following table summarizes our off-balance sheet items at March 31, 2015. The allocations according to the expiration terms and payment due dates of these items were not materially different from those at the end of 2014, and changes reflected normal business variations.

(In millions)	< 1 year	1<3 years	3<5 years	> 5 years	Total
Off-balance sheet items (1)
Standby Letters of Credit	$16,367	$474	$20	$44	$16,905
Standby bond purchase agreements	60	119	—	—	179
Consolidated Obligations traded, not yet settled	—	—	40	—	40
Total off-balance sheet items	$16,427	$593	$60	$44	$17,124

(1)	Represents notional amount of off-balance sheet obligations.

Operational Risk

There were no material developments regarding our operational risk exposure during the first three months of 2015.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Information required by this Item is set forth under the caption “Quantitative and Qualitative Disclosures About Risk Management” in Part I, Item 2, of this filing.

Item 4.	Controls and Procedures.

DISCLOSURE CONTROLS AND PROCEDURES

As of March 31, 2015, the FHLB's management, including its principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, these two officers each concluded that, as of March 31, 2015, the FHLB maintained effective disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that it files under the Exchange Act is (1) accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As of March 31, 2015, the FHLB's management, including its principal executive officer and principal financial officer, evaluated the FHLB's internal control over financial reporting. Based upon that evaluation, these two officers each concluded that there were no changes in the FHLB's internal control over financial reporting that occurred during the quarter ended March 31, 2015 that materially affected, or are reasonably likely to materially affect, the FHLB's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.	Risk Factors.

For a discussion of the FHLB's risk factors, see Part I, Item 1A. "Risk Factors" in the FHLB's 2014 Form 10-K. There have been no material changes from the risk factors in the FHLB's 2014 Form 10-K.

Item 6.	Exhibits.

(a)	Exhibits.

See Index of Exhibits

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 7th day of May 2015.

FEDERAL HOME LOAN BANK OF CINCINNATI
(Registrant)

By:	/s/ Andrew S. Howell
Andrew S. Howell
President and Chief Executive Officer
(principal executive officer)

By:	/s/ Donald R. Able
Donald R. Able
Executive Vice President - Chief Operating Officer and Chief Financial Officer
(principal financial officer)

INDEX OF EXHIBITS

Exhibit Number (1)	Description of exhibit	Document filed or furnished, as indicated below

4	Capital Plan, as of April 17, 2015	Filed Herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	Filed Herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	Filed Herewith

32	Section 1350 Certifications	Furnished Herewith

101.INS	XBRL Instance Document	Filed Herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed Herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed Herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed Herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed Herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed Herewith

(1)	Numbers coincide with Item 601 of Regulation S-K.