Form 10-Q
period 2015-06-30
Federal Home Loan Bank of Cincinnati
filed 2015-08-06
CIK 1326771

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
☐ Yes   ☒ No

As of July 31, 2015, the registrant had 43,967,812 shares of capital stock outstanding, which included stock classified as mandatorily redeemable. The capital stock of the registrant is not listed on any securities exchange or quoted on any automated quotation system, only may be owned by members and former members and is transferable only at its par value of $100 per share.

Page 1 of	77

PART I – FINANCIAL INFORMATION
Item 1.     Financial Statements

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CONDITION
(In thousands, except par value)
(Unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Cash and due from banks	$11,368	$3,109,970
Interest-bearing deposits	180	119
Securities purchased under agreements to resell	1,465,000	3,343,000
Federal funds sold	4,250,000	6,600,000
Investment securities:
Trading securities	1,255	1,341
Available-for-sale securities	550,013	1,349,977
Held-to-maturity securities (includes $0 and $0 pledged as collateral at June 30, 2015 and December 31, 2014, respectively, that may be repledged) (a)	14,544,782	14,712,271
Total investment securities	15,096,050	16,063,589
Advances (includes $15,129 and $15,042 at fair value under fair value option at June 30, 2015 and December 31, 2014, respectively)	71,107,890	70,405,616
Mortgage loans held for portfolio:
Mortgage loans held for portfolio	7,731,941	6,989,602
Less: allowance for credit losses on mortgage loans	1,701	4,919
Mortgage loans held for portfolio, net	7,730,240	6,984,683
Accrued interest receivable	83,571	81,384
Premises, software, and equipment, net	10,675	11,282
Derivative assets	22,501	14,699
Other assets	24,709	26,077
TOTAL ASSETS	$99,802,184	$106,640,419
LIABILITIES
Deposits	$725,362	$729,936
Consolidated Obligations, net:
Discount Notes	48,262,505	41,232,127
Bonds (includes $5,623,179 and $4,209,640 at fair value under fair value option at June 30, 2015 and December 31, 2014, respectively)	45,230,501	59,216,557
Total Consolidated Obligations, net	93,493,006	100,448,684
Mandatorily redeemable capital stock	65,162	62,963
Accrued interest payable	114,843	114,781
Affordable Housing Program payable	102,023	98,103
Derivative liabilities	54,308	63,767
Other liabilities	199,460	183,177
Total liabilities	94,754,164	101,701,411
Commitments and contingencies
CAPITAL
Capital stock Class B putable ($100 par value); issued and outstanding shares: 43,343 shares at June 30, 2015 and 42,665 shares at December 31, 2014	4,334,264	4,266,543
Retained earnings:
Unrestricted	544,360	529,367
Restricted	184,719	159,694
Total retained earnings	729,079	689,061
Accumulated other comprehensive loss	(15,323)	(16,596)
Total capital	5,048,020	4,939,008
TOTAL LIABILITIES AND CAPITAL	$99,802,184	$106,640,419

(a)	Fair values: $14,532,213 and $14,794,326 at June 30, 2015 and December 31, 2014, respectively.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
INTEREST INCOME:
Advances	$86,470	$77,046	$171,267	$153,197
Prepayment fees on Advances, net	262	1,075	1,292	2,071
Interest-bearing deposits	20	24	41	43
Securities purchased under agreements to resell	307	325	776	621
Federal funds sold	1,905	1,230	3,770	2,359
Trading securities	5	6	11	13
Available-for-sale securities	389	988	876	1,748
Held-to-maturity securities	79,330	88,100	159,765	177,353
Mortgage loans held for portfolio	65,294	57,444	121,493	117,709
Total interest income	233,982	226,238	459,291	455,114
INTEREST EXPENSE:
Consolidated Obligations - Discount Notes	10,329	6,247	20,269	14,696
Consolidated Obligations - Bonds	138,095	141,835	275,378	283,992
Deposits	84	64	177	127
Mandatorily redeemable capital stock	617	1,158	1,249	2,351
Total interest expense	149,125	149,304	297,073	301,166
NET INTEREST INCOME	84,857	76,934	162,218	153,948
Reversal for credit losses	—	(900)	—	(900)
NET INTEREST INCOME AFTER REVERSAL FOR CREDIT LOSSES	84,857	77,834	162,218	154,848
NON-INTEREST INCOME:
Net losses on trading securities	(2)	(2)	(7)	(4)
Net (losses) gains on financial instruments held under fair value option	(441)	(80)	(1,610)	1,280
Net gains on derivatives and hedging activities	2,281	3,332	7,583	2,249
Standby Letters of Credit fees	3,266	2,625	6,309	4,969
Other, net	430	449	1,391	1,574
Total non-interest income	5,534	6,324	13,666	10,068
NON-INTEREST EXPENSE:
Compensation and benefits	9,706	8,448	19,813	17,734
Other operating expenses	4,742	4,174	9,451	8,576
Finance Agency	1,677	1,626	3,353	3,565
Office of Finance	1,316	1,164	2,242	2,211
Other	1,574	1,273	1,859	1,675
Total non-interest expense	19,015	16,685	36,718	33,761
INCOME BEFORE ASSESSMENTS	71,376	67,473	139,166	131,155
Affordable Housing Program assessments	7,200	6,863	14,042	13,351
NET INCOME	$64,176	$60,610	$125,124	$117,804

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$64,176	$60,610	$125,124	$117,804
Other comprehensive income adjustments:
Net unrealized gains on available-for-sale securities	45	141	37	102
Pension and postretirement benefits	619	313	1,236	626
Total other comprehensive income adjustments	664	454	1,273	728
Comprehensive income	$64,840	$61,064	$126,397	$118,532

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CAPITAL
(In thousands)
(Unaudited)

	Capital Stock Class B - Putable		Retained Earnings			Accumulated Other Comprehensive	Total
	Shares	Par Value	Unrestricted	Restricted	Total	Loss	Capital
BALANCE, DECEMBER 31, 2013	46,980	$4,697,985	$510,321	$110,843	$621,164	$(9,042)	$5,310,107
Proceeds from sale of capital stock	310	30,970					30,970
Repurchase of capital stock	(4,979)	(497,875)					(497,875)
Net shares reclassified to mandatorily redeemable capital stock	(166)	(16,600)					(16,600)
Comprehensive income			94,243	23,561	117,804	728	118,532
Cash dividends on capital stock			(91,792)		(91,792)		(91,792)
BALANCE, JUNE 30, 2014	42,145	$4,214,480	$512,772	$134,404	$647,176	$(8,314)	$4,853,342

BALANCE, DECEMBER 31, 2014	42,665	$4,266,543	$529,367	$159,694	$689,061	$(16,596)	$4,939,008
Proceeds from sale of capital stock	787	78,652					78,652
Net shares reclassified to mandatorily redeemable capital stock	(109)	(10,931)					(10,931)
Comprehensive income			100,099	25,025	125,124	1,273	126,397
Cash dividends on capital stock			(85,106)		(85,106)		(85,106)
BALANCE, JUNE 30, 2015	43,343	$4,334,264	$544,360	$184,719	$729,079	$(15,323)	$5,048,020

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
OPERATING ACTIVITIES:
Net income	$125,124	$117,804
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,342	2,879
Net change in derivative and hedging activities	2,415	11,972
Net change in fair value adjustments on trading securities	7	4
Net change in fair value adjustments on financial instruments held under fair value option	1,610	(1,280)
Other adjustments	(3)	(791)
Net change in:
Accrued interest receivable	(2,184)	3,095
Other assets	671	3,359
Accrued interest payable	1,903	(417)
Other liabilities	20,454	2,302
Total adjustments	33,215	21,123
Net cash provided by operating activities	158,339	138,927

INVESTING ACTIVITIES:
Net change in:
Interest-bearing deposits	5,571	10,546
Securities purchased under agreements to resell	1,878,000	(3,600,000)
Federal funds sold	2,350,000	635,000
Premises, software, and equipment	(706)	(447)
Trading securities:
Proceeds from maturities of long-term	79	106
Available-for-sale securities:
Net decrease in short-term	800,000	180,000
Held-to-maturity securities:
Net (increase) decrease in short-term	(5,650)	1,436
Proceeds from maturities of long-term	1,239,443	975,121
Purchases of long-term	(1,065,952)	(561,789)
Advances:
Proceeds	520,583,099	471,592,155
Made	(521,302,623)	(475,835,179)
Mortgage loans held for portfolio:
Principal collected	759,202	490,081
Purchases	(1,518,074)	(383,148)
Net cash provided by (used in) investing activities	3,722,389	(6,496,118)

The accompanying notes are an integral part of these financial statements.

(continued from previous page)
FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	Six Months Ended June 30,
	2015	2014
FINANCING ACTIVITIES:
Net decrease in deposits and pass-through reserves	$(5,674)	$(125,183)
Net payments on derivative contracts with financing elements	(13,071)	(15,269)
Net proceeds from issuance of Consolidated Obligations:
Discount Notes	125,046,626	113,292,004
Bonds	9,137,176	31,755,220
Payments for maturing and retiring Consolidated Obligations:
Discount Notes	(118,019,259)	(116,111,544)
Bonds	(23,109,942)	(30,239,044)
Proceeds from issuance of capital stock	78,652	30,970
Payments for repurchase/redemption of mandatorily redeemable capital stock	(8,732)	(20,181)
Payments for repurchase of capital stock	—	(497,875)
Cash dividends paid	(85,106)	(91,792)
Net cash used in financing activities	(6,979,330)	(2,022,694)
Net decrease in cash and cash equivalents	(3,098,602)	(8,379,885)
Cash and cash equivalents at beginning of the period	3,109,970	8,598,933
Cash and cash equivalents at end of the period	$11,368	$219,048
Supplemental Disclosures:
Interest paid	$309,598	$315,558
Affordable Housing Program payments, net	$10,122	$10,597

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Background Information

The Federal Home Loan Bank of Cincinnati (the FHLB), a federally chartered corporation, is one of 11 District Federal Home Loan Banks (FHLBanks). The FHLBanks serve the public by enhancing the availability of credit for residential mortgages and targeted community development. The FHLB is regulated by the Federal Housing Finance Agency (Finance Agency).

Note 1 - Basis of Presentation

The accompanying interim financial statements of the FHLB have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of financial statements in accordance with GAAP requires management to make assumptions and estimates. These assumptions and estimates affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. Actual results could differ from these estimates. The interim financial statements presented are unaudited, but they include all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations, and cash flows for such periods. These financial statements do not include all disclosures associated with annual financial statements and accordingly should be read in conjunction with the audited financial statements and notes included in the FHLB's Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission (SEC). Results for the three and six months ended June 30, 2015 are not necessarily indicative of operating results for the full year.

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

The net exposure for these financial instruments can change on a daily basis; therefore, there may be a delay between the time this exposure change is identified and additional collateral is requested, and the time this collateral is received or pledged. Likewise, there may be a delay for excess collateral to be returned. For derivative instruments that meet the requirements for netting, any excess cash collateral received or pledged is recognized as a derivative liability or derivative asset. Additional information regarding these agreements is provided in Note 10. Based on the fair value of the related collateral held, the securities purchased under agreements to resell were fully collateralized for the periods presented. For more information about the FHLB's investments in securities purchased under agreements to resell, see “Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies” in the FHLB's 2014 Annual Report on Form 10-K.

The FHLB has evaluated subsequent events for potential recognition or disclosure through the issuance of these financial statements and believes there have been no material subsequent events requiring additional disclosure or recognition in these financial statements.

Note 2 - Recently Issued Accounting Standards and Interpretations

Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. On April 15, 2015, the Financial Accounting Standards Board (FASB) issued amendments to clarify the accounting for cloud computing arrangements. The amendments provide guidance to customers on determining whether a cloud computing arrangement includes a software license. If the arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If the arrangement does not contain a software license, the customer should account for the arrangement as a service contract. This guidance becomes effective for the FHLB for the interim and annual periods beginning after December 15, 2015. The FHLB is in the process of evaluating this guidance and its effect on the FHLB's financial condition, results of operations, and cash flows.

Simplifying the Presentation of Debt Issuance Costs. On April 7, 2015, the FASB issued guidance to simplify the presentation of debt issuance costs. This guidance requires that debt issuance costs related to a recognized debt liability be presented in the Statement of Condition as a direct deduction from the carrying amount of the liability, consistent with the presentation of debt discounts. The adoption of this guidance will result in a reclassification of debt issuance costs from other assets to Consolidated Obligations on the FHLB's Statement of Condition. This guidance becomes effective for the FHLB for the interim and annual periods beginning after December 15, 2015. The guidance is required to be applied on a retrospective basis to each individual period presented on the Statement of Condition. The FHLB is in the process of evaluating this guidance and its effect on the FHLB's financial condition and cash flows.

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

Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. On June 12, 2014, the FASB issued amended guidance for repurchase-to-maturity transactions and repurchase agreements executed as repurchase financings. This amendment requires secured borrowing accounting treatment for repurchase-to-maturity transactions and provides guidance on accounting for repurchase financing arrangements. In addition, this guidance requires additional disclosures, particularly on transfers accounted for as sales that are economically similar to repurchase agreements and on the nature of collateral pledged in repurchase agreements accounted for as secured borrowings. This guidance became effective for the FHLB for interim and annual periods beginning on January 1, 2015. The adoption of this guidance had no material effect on the FHLB's financial condition, results of operations, or cash flows.

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

Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention. On April 9, 2012, the Finance Agency issued an advisory bulletin that establishes a standard and uniform methodology for adverse classification and identification of special mention assets and off-balance sheet credit exposures at the FHLBanks, excluding investment securities. The adverse classification requirements were implemented as of January 1, 2014; this implementation had no material effect on the FHLB's financial condition, results of operations, or cash flows. The charge-off requirements were implemented on January 1, 2015. The adoption of these requirements had no material effect on the FHLB's financial condition, results of operations, or cash flows.

Note 3 - Trading Securities

Table 3.1 - Trading Securities by Major Security Types (in thousands)

Fair Value	June 30, 2015	December 31, 2014
Mortgage-backed securities:
Other U.S. obligation single-family mortgage-backed securities (1)	$1,255	$1,341
Total	$1,255	$1,341

(1)	Consists of Government National Mortgage Association (Ginnie Mae) mortgage-backed securities.

Table 3.2 - Net Losses on Trading Securities (in thousands)

	Six Months Ended June 30,
	2015	2014
Net losses on trading securities held at period end	$(7)	$(4)
Net losses on trading securities	$(7)	$(4)

Note 4 - Available-for-Sale Securities

Table 4.1 - Available-for-Sale Securities by Major Security Types (in thousands)

	June 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$550,000	$13	$—	$550,013
Total	$550,000	$13	$—	$550,013

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$1,350,001	$3	$(27)	$1,349,977
Total	$1,350,001	$3	$(27)	$1,349,977

All securities outstanding with gross unrealized losses at December 31, 2014 were in a continuous unrealized loss position for less than 12 months.

Table 4.2 - Available-for-Sale Securities by Contractual Maturity (in thousands)

	June 30, 2015		December 31, 2014
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$550,000	$550,013	$1,350,001	$1,349,977

Table 4.3 - Interest Rate Payment Terms of Available-for-Sale Securities (in thousands)

	June 30, 2015	December 31, 2014
Amortized cost of available-for-sale securities:
Fixed-rate	$550,000	$1,350,001

Realized Gains and Losses. The FHLB had no sales of securities out of its available-for-sale portfolio for the six months ended June 30, 2015 or 2014.

Note 5 - Held-to-Maturity Securities

Table 5.1 - Held-to-Maturity Securities by Major Security Types (in thousands)

	June 30, 2015
	Amortized Cost (1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
Non-mortgage-backed securities:
Government-sponsored enterprises (GSE) (2)	$31,748	$1	$—	$31,749
Total non-mortgage-backed securities	31,748	1	—	31,749
Mortgage-backed securities:
Other U.S. obligation single-family mortgage-backed securities (3)	2,927,484	4,036	(18,009)	2,913,511
GSE single-family mortgage-backed securities (4)	11,585,550	149,261	(147,858)	11,586,953
Total mortgage-backed securities	14,513,034	153,297	(165,867)	14,500,464
Total	$14,544,782	$153,298	$(165,867)	$14,532,213

	December 31, 2014
	Amortized Cost (1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
Non-mortgage-backed securities:
GSE (2)	$26,099	$—	$—	$26,099
Total non-mortgage-backed securities	26,099	—	—	26,099
Mortgage-backed securities:
Other U.S. obligation single-family mortgage-backed securities (3)	2,038,960	10,021	(1,017)	2,047,964
GSE single-family mortgage-backed securities (4)	12,647,212	191,870	(118,819)	12,720,263
Total mortgage-backed securities	14,686,172	201,891	(119,836)	14,768,227
Total	$14,712,271	$201,891	$(119,836)	$14,794,326

(1)	Carrying value equals amortized cost.

(2)	Consists of debt securities issued and effectively guaranteed by Freddie Mac and/or Fannie Mae, which have the support of the U.S. government, although they are not obligations of the U.S. government.

(3)	Consists of Ginnie Mae mortgage-backed securities and/or mortgage-backed securities issued or guaranteed by the National Credit Union Administration (NCUA) and the U.S. government.

(4)
Consists of mortgage-backed securities issued and effectively guaranteed by Freddie Mac and/or Fannie Mae, which have the support of the U.S. government, although they are not obligations of the U.S. government.

Table 5.2 - Net Purchased Premiums (Discounts) Included in the Amortized Cost of Mortgage-backed Securities Classified as Held-to-Maturity (in thousands)

	June 30, 2015	December 31, 2014
Premiums	$51,861	$24,473
Discounts	(46,156)	(51,357)
Net purchased premiums (discounts)	$5,705	$(26,884)

Table 5.3 summarizes the held-to-maturity securities with unrealized losses, which are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

Table 5.3 - Held-to-Maturity Securities in a Continuous Unrealized Loss Position (in thousands)

	June 30, 2015
	Less than 12 Months		12 Months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Mortgage-backed securities:
Other U.S. obligation single-family mortgage-backed securities (1)	$1,497,452	$(18,009)	$—	$—	$1,497,452	$(18,009)
GSE single-family mortgage-backed securities (2)	3,854,304	(70,443)	2,216,962	(77,415)	6,071,266	(147,858)
Total	$5,351,756	$(88,452)	$2,216,962	$(77,415)	$7,568,718	$(165,867)

	December 31, 2014
	Less than 12 Months		12 Months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Mortgage-backed securities:
Other U.S. obligation single-family mortgage-backed securities (1)	$—	$—	$197,625	$(1,017)	$197,625	$(1,017)
GSE single-family mortgage-backed securities (2)	631,907	(1,348)	5,555,049	(117,471)	6,186,956	(118,819)
Total	$631,907	$(1,348)	$5,752,674	$(118,488)	$6,384,581	$(119,836)

(1)	Consists of Ginnie Mae mortgage-backed securities.

(2)
Consists of mortgage-backed securities issued and effectively guaranteed by Freddie Mac and/or Fannie Mae, which have the support of the U.S. government, although they are not obligations of the U.S. government.

Table 5.4 - Held-to-Maturity Securities by Contractual Maturity (in thousands)

	June 30, 2015		December 31, 2014
Year of Maturity	Amortized Cost (1)	Fair Value	Amortized Cost (1)	Fair Value
Non-mortgage-backed securities:
Due in 1 year or less	$31,748	$31,749	$26,099	$26,099
Due after 1 year through 5 years	—	—	—	—
Due after 5 years through 10 years	—	—	—	—
Due after 10 years	—	—	—	—
Total non-mortgage-backed securities	31,748	31,749	26,099	26,099
Mortgage-backed securities (2)	14,513,034	14,500,464	14,686,172	14,768,227
Total	$14,544,782	$14,532,213	$14,712,271	$14,794,326

(1)	Carrying value equals amortized cost.

(2)
Mortgage-backed securities are not presented by contractual maturity because their expected maturities will likely differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 5.5 - Interest Rate Payment Terms of Held-to-Maturity Securities (in thousands)

	June 30, 2015	December 31, 2014
Amortized cost of non-mortgage-backed securities:
Fixed-rate	$31,748	$26,099
Total amortized cost of non-mortgage-backed securities	31,748	26,099
Amortized cost of mortgage-backed securities:
Fixed-rate	12,155,126	12,091,591
Variable-rate	2,357,908	2,594,581
Total amortized cost of mortgage-backed securities	14,513,034	14,686,172
Total	$14,544,782	$14,712,271

Realized Gains and Losses. From time to time the FHLB may sell securities out of its held-to-maturity portfolio. These securities, generally, have less than 15 percent of the acquired principal outstanding at the time of the sale. These sales are considered maturities for the purposes of security classification. For the six months ended June 30, 2015 and 2014, the FHLB did not sell any held-to-maturity securities.

Note 6 - Other-Than-Temporary Impairment Analysis

The FHLB evaluates any of its individual available-for-sale and held-to-maturity investment securities holdings in an unrealized loss position for other-than-temporary impairment on a quarterly basis.

For its Other U.S. obligations and GSE investments (mortgage-backed securities and non-mortgage-backed securities), the FHLB has determined that the strength of the issuers' guarantees through direct obligations or support from the U.S. government is sufficient to protect the FHLB from losses based on current expectations. As a result, the FHLB determined that, as of June 30, 2015, all of the gross unrealized losses on these investments were temporary as the declines in market value of these securities were not attributable to credit quality. Furthermore, the FHLB does not intend to sell the investments, and it is not more likely than not that the FHLB will be required to sell the investments before recovery of their amortized cost bases. As a result, the FHLB did not consider any of these investments to be other-than-temporarily impaired at June 30, 2015.

The FHLB did not consider any of its investments to be other-than-temporarily impaired at December 31, 2014.

Note 7 - Advances

The FHLB offers a wide range of fixed- and variable-rate Advance products with different maturities, interest rates, payment characteristics and optionality. At June 30, 2015 and December 31, 2014, the FHLB had Advances outstanding, including Affordable Housing Program (AHP) Advances (see Note 13), at interest rates ranging from 0.00 percent to 8.85 percent and from 0.00 percent to 9.20 percent, respectively. Advances with interest rates of 0.00 percent are AHP Advances. The following table presents Advance redemptions by contractual maturity, including index-amortizing Advances, which are presented according to their predetermined amortization schedules.

Table 7.1 - Advance Redemption Terms (dollars in thousands)

	June 30, 2015		December 31, 2014
Redemption Term	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$20,282,144	0.33%	$14,139,630	0.40%
Due after 1 year through 2 years	14,889,748	0.66	14,810,847	0.54
Due after 2 years through 3 years	13,116,148	0.70	12,829,760	0.69
Due after 3 years through 4 years	13,079,778	0.61	14,222,722	0.60
Due after 4 years through 5 years	7,699,260	0.66	10,724,619	0.54
Thereafter	1,951,025	2.34	3,570,929	1.51
Total par value	71,018,103	0.61	70,298,507	0.60
Commitment fees	(685)		(699)
Discount on AHP Advances	(10,636)		(12,110)
Premiums	2,902		3,058
Discounts	(10,076)		(12,572)
Hedging adjustments	108,153		129,390
Fair value option valuation adjustments and accrued interest	129		42
Total	$71,107,890		$70,405,616

The FHLB offers Advances to members that may be prepaid on specified dates (call dates) without incurring prepayment or termination fees (callable Advances). If the call option is exercised, replacement funding may be available. Other Advances may only be prepaid subject to a prepayment fee paid to the FHLB that makes the FHLB financially indifferent to the prepayment of the Advance. At June 30, 2015 and December 31, 2014, the FHLB had callable Advances (in thousands) of $13,675,333 and $15,098,357.

Table 7.2 - Advances by Year of Contractual Maturity or Next Call Date for Callable Advances (in thousands)

Year of Contractual Maturity or Next Call Date	June 30, 2015	December 31, 2014
Due in 1 year or less	$26,633,174	$23,003,946
Due after 1 year through 2 years	11,673,072	12,159,384
Due after 2 years through 3 years	13,220,823	9,659,975
Due after 3 years through 4 years	11,220,811	12,295,893
Due after 4 years through 5 years	6,680,198	9,970,280
Thereafter	1,590,025	3,209,029
Total par value	$71,018,103	$70,298,507

The FHLB also offers putable Advances. With a putable Advance, the FHLB effectively purchases put options from the member that allows the FHLB to terminate the Advance at predetermined dates. The FHLB normally would exercise its put option when interest rates increase relative to contractual rates. At June 30, 2015 and December 31, 2014, the FHLB had putable Advances, excluding those where the related put options have expired, totaling (in thousands) $1,569,900 and $1,617,400.

Table 7.3 - Advances by Year of Contractual Maturity or Next Put/Convert Date for Putable/Convertible Advances (in thousands)

Year of Contractual Maturity or Next Put/Convert Date	June 30, 2015	December 31, 2014
Due in 1 year or less	$21,833,044	$15,753,030
Due after 1 year through 2 years	14,476,948	14,663,847
Due after 2 years through 3 years	12,323,548	12,115,860
Due after 3 years through 4 years	12,904,278	13,649,722
Due after 4 years through 5 years	7,699,260	10,715,119
Thereafter	1,781,025	3,400,929
Total par value	$71,018,103	$70,298,507

Table 7.4 - Advances by Interest Rate Payment Terms (in thousands)

	June 30, 2015	December 31, 2014
Total fixed-rate (1)	$22,178,670	$17,945,050
Total variable-rate (1)	48,839,433	52,353,457
Total par value	$71,018,103	$70,298,507

(1)	Payment terms based on current interest rate terms, which reflect any option exercises or rate conversions that have occurred subsequent to the related Advance issuance.

Table 7.5 - Borrowers Holding Five Percent or more of Total Advances, Including Any Known Affiliates that are Members of the FHLB (dollars in millions)

June 30, 2015			December 31, 2014
	Principal	% of Total		Principal	% of Total
JPMorgan Chase Bank, N.A.	$37,300	53%	JPMorgan Chase Bank, N.A.	$41,300	59%
U.S. Bank, N.A.	8,121	11	U.S. Bank, N.A.	8,338	12
Total	$45,421	64%	Total	$49,638	71%

Note 8 - Mortgage Loans Held for Portfolio

Table 8.1 - Mortgage Loans Held for Portfolio (in thousands)

	June 30, 2015	December 31, 2014
Unpaid principal balance:
Fixed rate medium-term single-family mortgage loans (1)	$1,447,549	$1,393,525
Fixed rate long-term single-family mortgage loans	6,062,984	5,402,479
Total unpaid principal balance	7,510,533	6,796,004
Premiums	204,067	179,540
Discounts	(2,299)	(2,460)
Hedging basis adjustments (2)	19,640	16,518
Total mortgage loans held for portfolio	$7,731,941	$6,989,602

(1)	Medium-term is defined as a term of 15 years or less.

(2)
Represents the unamortized balance of the mortgage purchase commitments' market values at the time of settlement. The market value of the commitment is included in the basis of the mortgage loan and amortized accordingly.

Table 8.2 - Mortgage Loans Held for Portfolio by Collateral/Guarantee Type (in thousands)

	June 30, 2015	December 31, 2014
Unpaid principal balance:
Conventional mortgage loans	$6,976,296	$6,203,318
Federal Housing Administration (FHA) mortgage loans	534,237	592,686
Total unpaid principal balance	$7,510,533	$6,796,004

For information related to the FHLB's credit risk on mortgage loans and allowance for credit losses, see Note 9.

Table 8.3 - Members, Including Any Known Affiliates that are Members of the FHLB, and Former Members Selling Five Percent or more of Total Unpaid Principal (dollars in millions)

	June 30, 2015			December 31, 2014
	Principal	% of Total		Principal	% of Total
Union Savings Bank	$2,080	28%	Union Savings Bank	$1,593	23%
PNC Bank, N.A. (1)	954	13	PNC Bank, N.A. (1)	1,074	16
Guardian Savings Bank FSB	557	7	Guardian Savings Bank FSB	406	6

(1)	Former member.

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

Using a risk-based approach, the FHLB considers the payment status, collateralization levels, and borrower's financial condition to be indicators of credit quality for its credit products. At June 30, 2015 and December 31, 2014, the FHLB had rights to collateral on a member-by-member basis with an estimated value in excess of its outstanding extensions of credit.

The FHLB evaluates and makes changes to its collateral guidelines, as necessary, based on current market conditions. At June 30, 2015 and December 31, 2014, the FHLB did not have any Advances that were past due, in non-accrual status or impaired. In addition, there were no troubled debt restructurings related to credit products of the FHLB during the six months ended June 30, 2015 or 2014.

The FHLB has not experienced any credit losses on Advances since it was founded in 1932. Based upon the collateral held as security, its credit extension and collateral policies, management's credit analysis and the repayment history on credit products, the FHLB did not record any credit losses on credit products as of June 30, 2015 or December 31, 2014. Accordingly, the FHLB did not record any allowance for credit losses on Advances.

At June 30, 2015 and December 31, 2014, the FHLB did not record any liability to reflect an allowance for credit losses for off-balance sheet credit exposures. See Note 19 for additional information on the FHLB's off-balance sheet credit exposure.

Mortgage Loans Held for Portfolio - FHA

The FHLB invests in fixed-rate mortgage loans secured by one-to-four family residential properties insured by the FHA. The FHLB expects to recover any losses from such loans from the FHA. Any losses from these loans that are not recovered from the FHA would be due to a claim rejection by the FHA and, as such, would be recoverable from the selling participating financial institutions. Therefore, the FHLB only has credit risk for these loans if the seller or servicer fails to pay for losses not covered by the FHA insurance. As a result, the FHLB did not establish an allowance for credit losses on its FHA insured mortgage loans. Furthermore, due to the insurance, none of these mortgage loans have been placed on non-accrual status.

Mortgage Loans Held for Portfolio - Conventional Mortgage Purchase Program (MPP)

The FHLB determines the allowance for conventional loans through analyses that include consideration of various data observations such as past performance, current performance, loan portfolio characteristics, collateral-related characteristics, industry data, and prevailing economic conditions. The measurement of the allowance for credit losses consists of: (1) collectively evaluating homogeneous pools of residential mortgage loans; (2) reviewing specifically identified loans for impairment; and (3) considering other relevant qualitative factors.

Collectively Evaluated Mortgage Loans. The credit risk analysis of conventional loans evaluated collectively for impairment considers historical delinquency migration, applies estimated loss severities, and incorporates the associated credit enhancements in order to determine the FHLB's best estimate of probable incurred losses at the reporting date. The FHLB performs the credit risk analysis of all conventional mortgage loans at the individual Master Commitment Contract level to properly determine the credit enhancements available to recover losses on loans under each individual Master Commitment Contract. The Master Commitment Contract is an agreement with a member in which the member agrees to make every attempt to sell a specific dollar amount of loans to the FHLB over a one-year period. Migration analysis is a methodology for determining, through the FHLB's experience over a historical period, the rate of default on loans. The FHLB applies migration analysis to loans based on payment status categories such as current, 30, 60, and 90 days past due. The FHLB then estimates, based on historical experience, how many loans in these categories may migrate to a loss realization event and applies a current loss severity to estimate losses. The estimated losses are then reduced by the probable cash flows resulting from available credit enhancements. Any credit enhancement cash flows that are projected and assessed as not probable of receipt do not reduce estimated losses.

Individually Evaluated Mortgage Loans. Conventional mortgage loans that are considered troubled debt restructurings are specifically identified for purposes of calculating the allowance for credit losses. The FHLB measures impairment of these specifically identified loans by either estimating the present value of expected cash flows, estimating the loan's observable market price, or estimating the fair value of the collateral if the loan is collateral dependent. The FHLB removes specifically identified loans evaluated for impairment from the collectively evaluated mortgage loan population.

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

Table 9.1 - Rollforward of Allowance for Credit Losses on Conventional Mortgage Loans (in thousands)

	Three Months Ended June 30,
	2015	2014
Balance, beginning of period	$2,162	$6,655
Charge-offs, net of recoveries (1)	(461)	(314)
Reversal for credit losses	—	(900)
Balance, end of period	$1,701	$5,441

	Six Months Ended June 30,
	2015	2014
Balance, beginning of period	$4,919	$7,233
Charge-offs, net of recoveries (1)	(3,218)	(892)
Reversal for credit losses	—	(900)
Balance, end of period	$1,701	$5,441

(1)
On January 1, 2015, the FHLB adopted the charge off provisions of the Finance Agency's Advisory Bulletin 2012-02, which require the FHLB to charge off the estimated loss portion of loans 180 days or more past due and certain loans in which the borrower has filed for bankruptcy.

Table 9.2 - Allowance for Credit Losses and Recorded Investment on Conventional Mortgage Loans by Impairment Methodology (in thousands)

	June 30, 2015	December 31, 2014
Allowance for credit losses, end of period:
Collectively evaluated for impairment	$1,701	$4,766
Individually evaluated for impairment	—	153
Total	$1,701	$4,919
Recorded investment, end of period:
Collectively evaluated for impairment	$7,206,042	$6,402,994
Individually evaluated for impairment	8,779	8,639
Total recorded investment	$7,214,821	$6,411,633

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

Table 9.3 - Changes in the LRA (in thousands)

Six Months Ended
June 30, 2015
LRA at beginning of year	$129,213
Additions	21,754
Claims	(757)
Scheduled distributions	(1,115)
LRA at end of period	$149,095

Credit Quality Indicators. Key credit quality indicators for mortgage loans include the migration of past due loans, non-accrual loans, and loans in process of foreclosure. The table below summarizes the FHLB's key credit quality indicators for mortgage loans.

Table 9.4 - Recorded Investment in Delinquent Mortgage Loans (dollars in thousands)

	June 30, 2015
	Conventional MPP Loans	FHA Loans	Total
Past due 30-59 days delinquent	$43,922	$33,985	$77,907
Past due 60-89 days delinquent	9,006	8,609	17,615
Past due 90 days or more delinquent	35,360	17,518	52,878
Total past due	88,288	60,112	148,400
Total current mortgage loans	7,126,533	483,138	7,609,671
Total mortgage loans	$7,214,821	$543,250	$7,758,071
Other delinquency statistics:
In process of foreclosure, included above (1)	$27,841	$9,272	$37,113
Serious delinquency rate (2)	0.50%	3.28%	0.69%
Past due 90 days or more still accruing interest (3)	$29,328	$17,518	$46,846
Loans on non-accrual status, included above	$6,925	$—	$6,925

	December 31, 2014
	Conventional MPP Loans	FHA Loans	Total
Past due 30-59 days delinquent	$49,053	$42,744	$91,797
Past due 60-89 days delinquent	13,597	12,881	26,478
Past due 90 days or more delinquent	42,991	25,045	68,036
Total past due	105,641	80,670	186,311
Total current mortgage loans	6,305,992	522,042	6,828,034
Total mortgage loans	$6,411,633	$602,712	$7,014,345
Other delinquency statistics:
In process of foreclosure, included above (1)	$34,854	$11,687	$46,541
Serious delinquency rate (2)	0.68%	4.27%	0.99%
Past due 90 days or more still accruing interest (3)	$41,857	$25,045	$66,902
Loans on non-accrual status, included above	$3,574	$—	$3,574

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

The FHLB did not have any real estate owned at June 30, 2015 or December 31, 2014.

Individually Evaluated Impaired Loans. Table 9.5 presents the recorded investment, unpaid principal balance, and related allowance associated with loans individually evaluated for investment.

Table 9.5 - Individually Evaluated Impaired Loan Statistics by Product Class Level (in thousands)

	June 30, 2015			December 31, 2014
Conventional MPP loans	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance	$8,779	$8,588	$—	$5,297	$5,165	$—
With an allowance	—	—	—	3,342	3,293	153
Total	$8,779	$8,588	$—	$8,639	$8,458	$153

Table 9.6 - Average Recorded Investment of Individually Evaluated Impaired Loans and Related Interest Income Recognized (in thousands)

	Three Months Ended June 30,
	2015		2014
Individually impaired loans	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Conventional MPP Loans	$8,651	$111	$7,969	$104

	Six Months Ended June 30,
	2015		2014
Individually impaired loans	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Conventional MPP Loans	$8,415	$219	$7,839	$204

Troubled Debt Restructurings. A troubled debt restructuring is considered to have occurred when a concession is granted to a borrower for economic or legal reasons related to the borrower's financial difficulties and that concession would not have been considered otherwise. The FHLB's troubled debt restructurings primarily involve loans where an agreement permits the recapitalization of past due amounts up to the original loan amount and certain loans discharged in Chapter 7 bankruptcy. A loan considered a troubled debt restructuring is individually evaluated for impairment when determining its related allowance for credit losses. Credit loss is measured by factoring in expected cash shortfalls as of the reporting date.

The FHLB's recorded investment in modified loans considered troubled debt restructurings was (in thousands) $8,779 and $8,639 at June 30, 2015 and December 31, 2014, respectively. The amount of troubled debt restructurings is not considered material to the FHLB's financial condition, results of operations, or cash flows.

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

▪	Consolidated Obligations;

▪	Advances; and

▪	Firm Commitments.

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

Table 10.1 - Fair Value of Derivative Instruments (in thousands)

	June 30, 2015
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as fair value hedging instruments:
Interest rate swaps	$5,227,101	$17,904	$117,599
Derivatives not designated as hedging instruments:
Interest rate swaps	6,028,000	3,589	5,542
Forward rate agreements	485,000	2,906	216
Mortgage delivery commitments	495,054	102	4,451
Total derivatives not designated as hedging instruments	7,008,054	6,597	10,209
Total derivatives before netting and collateral adjustments	$12,235,155	24,501	127,808
Netting adjustments and cash collateral (1)		(2,000)	(73,500)
Total derivative assets and total derivative liabilities		$22,501	$54,308

	December 31, 2014
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as fair value hedging instruments:
Interest rate swaps	$4,301,547	$19,826	$138,150
Derivatives not designated as hedging instruments:
Interest rate swaps	4,635,000	900	6,559
Forward rate agreements	439,000	6	4,924
Mortgage delivery commitments	451,292	3,799	1
Total derivatives not designated as hedging instruments	5,525,292	4,705	11,484
Total derivatives before netting and collateral adjustments	$9,826,839	24,531	149,634
Netting adjustments and cash collateral (1)		(9,832)	(85,867)
Total derivative assets and total derivative liabilities		$14,699	$63,767

(1)
Amounts represent the application of the netting requirements that allow the FHLB to settle positive and negative positions and also cash collateral and related accrued interest held or placed by the FHLB with the same clearing agent and/or counterparty. Cash collateral posted and related accrued interest was (in thousands) $73,120 and $78,755 at June 30, 2015 and December 31, 2014. Cash collateral received and related accrued interest was (in thousands) $1,620 and $2,720 at June 30, 2015 and December 31, 2014.

Table 10.2 presents the components of net gains on derivatives and hedging activities as presented in the Statements of Income.

Table 10.2 - Net Gains on Derivatives and Hedging Activities (in thousands)

	Three Months Ended June 30,
	2015	2014
Derivatives and hedged items in fair value hedging relationships:
Interest rate swaps	$1,110	$869
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	214	851
Forward rate agreements	9,322	(5,585)
Net interest settlements	2,376	(319)
Mortgage delivery commitments	(10,741)	7,516
Total net gains related to derivatives not designated as hedging instruments	1,171	2,463
Net gains on derivatives and hedging activities	$2,281	$3,332

	Six Months Ended June 30,
	2015	2014
Derivatives and hedged items in fair value hedging relationships:
Interest rate swaps	$1,962	$1,153
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	2,406	1,008
Forward rate agreements	1,741	(6,081)
Net interest settlements	4,365	(70)
Mortgage delivery commitments	(2,891)	6,239
Total net gains related to derivatives not designated as hedging instruments	5,621	1,096
Net gains on derivatives and hedging activities	$7,583	$2,249

Table 10.3 presents by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the FHLB's net interest income.

Table 10.3 - Effect of Fair Value Hedge-Related Derivative Instruments (in thousands)

	Three Months Ended June 30,
2015	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)
Hedged Item Type:
Advances	$28,905	$(27,452)	$1,453	$(20,645)
Consolidated Bonds	(3,868)	3,525	(343)	5,100
Total	$25,037	$(23,927)	$1,110	$(15,545)
2014
Hedged Item Type:
Advances	$11,611	$(11,108)	$503	$(22,894)
Consolidated Bonds	(3,278)	3,644	366	4,629
Total	$8,333	$(7,464)	$869	$(18,265)

	Six Months Ended June 30,
2015	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)
Hedged Item Type:
Advances	$21,434	$(19,529)	$1,905	$(41,261)
Consolidated Bonds	(3,166)	3,223	57	9,616
Total	$18,268	$(16,306)	$1,962	$(31,645)
2014
Hedged Item Type:
Advances	$30,327	$(29,572)	$755	$(46,383)
Consolidated Bonds	(7,387)	7,785	398	9,481
Total	$22,940	$(21,787)	$1,153	$(36,902)

(1)
The net effect of derivatives, in fair value hedge relationships, on net interest income is included in the interest income or interest expense line item of the respective hedged item type. These amounts include the effect of net interest settlements attributable to designated fair value hedges but do not include (in thousands) $(797) and $(1,008) of (amortization)/accretion related to fair value hedging activities for the three months ended June 30, 2015 and 2014 and (in thousands) $(1,708) and $(1,887) for the six months ended June 30, 2015 and 2014.

Offsetting of Derivative Assets and Derivative Liabilities

The FHLB presents derivative instruments, related cash collateral, including initial and variation margin, received or pledged, and associated accrued interest, on a net basis by clearing agent and/or by counterparty when it has met the netting requirements.

Table 10.4 presents separately the fair value of derivative instruments meeting or not meeting netting requirements, including the related collateral received from or pledged to counterparties. At June 30, 2015 and December 31, 2014, the FHLB did not receive or pledge any non-cash collateral. Any overcollateralization under an individual clearing agent and/or counterparty level is not included in the determination of the net unsecured amount.

Table 10.4 - Offsetting of Derivative Assets and Derivative Liabilities (in thousands)

	June 30, 2015		December 31, 2014
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivative instruments meeting netting requirements:
Gross recognized amount:
Bilateral derivatives	$16,288	$116,158	$19,585	$141,352
Cleared derivatives	5,205	6,983	1,141	3,357
Total gross recognized amount	21,493	123,141	20,726	144,709
Gross amounts of netting adjustments and cash collateral:
Bilateral derivatives	(16,203)	(66,517)	(19,544)	(82,510)
Cleared derivatives	14,203	(6,983)	9,712	(3,357)
Total gross amounts of netting adjustments and cash collateral	(2,000)	(73,500)	(9,832)	(85,867)
Net amounts after netting adjustments and cash collateral:
Bilateral derivatives	85	49,641	41	58,842
Cleared derivatives	19,408	—	10,853	—
Total net amounts after netting adjustments and cash collateral	19,493	49,641	10,894	58,842
Derivative instruments not meeting netting requirements (1):
Bilateral derivatives	3,008	4,667	3,805	4,925
Total derivative instruments not meeting netting requirements (1)	3,008	4,667	3,805	4,925
Total derivative assets and total derivative liabilities:
Bilateral derivatives	3,093	54,308	3,846	63,767
Cleared derivatives	19,408	—	10,853	—
Total derivative assets and total derivative liabilities	$22,501	$54,308	$14,699	$63,767

(1)	Represents mortgage delivery commitments and forward rate agreements that are not subject to an enforceable netting agreement.

Credit Risk on Derivatives

The FHLB is subject to credit risk due to the risk of non-performance by counterparties to its derivative transactions and manages credit risk through credit analysis, collateral requirements and adherence to the requirements set forth in its policies, U.S. Commodity Futures Trading Commission regulations, and Finance Agency regulations. For bilateral derivatives, the degree of credit risk depends on the extent to which master netting arrangements are included in these contracts to mitigate the risk. The FHLB requires collateral agreements with collateral delivery thresholds on the majority of its bilateral derivatives.

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

Certain of the FHLB's bilateral interest rate swap contracts contain provisions that require the FHLB to post additional collateral with its counterparties if there is deterioration in the FHLB's credit ratings. The aggregate fair value of all bilateral interest rate swaps with credit-risk-related contingent features that were in a liability position at June 30, 2015 was (in thousands) $99,956, for which the FHLB had posted collateral with a fair value of (in thousands) $50,315 in the normal course of business.

If one of the FHLB's credit ratings had been lowered to the next lower rating that would have triggered additional collateral to be delivered, the FHLB would have been required to deliver up to an additional (in thousands) $12,500 of collateral at fair value to its derivatives counterparties at June 30, 2015.

For cleared derivatives, the Clearinghouse determines initial margin requirements and generally credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including, but not limited to, credit rating downgrades. At June 30, 2015, the FHLB was not required to post additional initial margin by its clearing agents based on credit considerations.

Note 11 - Deposits

Table 11.1- Deposits (in thousands)

	June 30, 2015	December 31, 2014
Interest bearing:
Demand and overnight	$573,587	$624,446
Term	141,825	99,600
Other	9,351	5,592
Total interest bearing	724,763	729,638

Non-interest bearing:
Other	599	298
Total non-interest bearing	599	298
Total deposits	$725,362	$729,936

The average interest rates paid on interest bearing deposits were 0.04 percent and 0.03 percent in the three- and six-month periods ended June 30, 2015 and 2014, respectively.

Note 12 - Consolidated Obligations

Table 12.1 - Consolidated Discount Notes Outstanding (dollars in thousands)

	Book Value	Par Value	Weighted Average Interest Rate (1)
June 30, 2015	$48,262,505	$48,266,772	0.07%
December 31, 2014	$41,232,127	$41,238,122	0.09%

(1)	Represents an implied rate without consideration of concessions.

Table 12.2 - Consolidated Bonds Outstanding by Contractual Maturity (dollars in thousands)

	June 30, 2015		December 31, 2014
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$18,564,000	0.41%	$32,477,000	0.24%
Due after 1 year through 2 years	5,879,000	1.33	6,918,000	1.19
Due after 2 years through 3 years	5,242,750	1.51	4,594,000	1.56
Due after 3 years through 4 years	3,807,000	1.87	4,245,000	1.79
Due after 4 years through 5 years	3,584,000	2.06	2,647,000	2.08
Thereafter	8,051,000	2.84	8,217,000	2.79
Index amortizing notes	12,354	5.19	25,297	5.07
Total par value	45,140,104	1.35	59,123,297	1.00
Premiums	100,786		103,477
Discounts	(25,650)		(25,161)
Hedging adjustments	12,082		15,304
Fair value option valuation adjustment and accrued interest	3,179		(360)
Total	$45,230,501		$59,216,557

Table 12.3 - Consolidated Bonds Outstanding by Call Features (in thousands)

	June 30, 2015	December 31, 2014
Par value of Consolidated Bonds:
Non-callable	$36,348,104	$49,976,297
Callable	8,792,000	9,147,000
Total par value	$45,140,104	$59,123,297

Table 12.4 - Consolidated Bonds Outstanding by Contractual Maturity or Next Call Date (in thousands)

Year of Contractual Maturity or Next Call Date	June 30, 2015	December 31, 2014
Due in 1 year or less	$26,031,000	$40,774,000
Due after 1 year through 2 years	5,334,000	5,413,000
Due after 2 years through 3 years	3,510,750	3,317,000
Due after 3 years through 4 years	2,792,000	2,685,000
Due after 4 years through 5 years	2,624,000	1,992,000
Thereafter	4,836,000	4,917,000
Index amortizing notes	12,354	25,297
Total par value	$45,140,104	$59,123,297

Table 12.5 - Consolidated Bonds by Interest-rate Payment Type (in thousands)

	June 30, 2015	December 31, 2014
Par value of Consolidated Bonds:
Fixed-rate	$33,440,104	$31,363,297
Variable-rate	11,550,000	27,610,000
Step-up	150,000	150,000
Total par value	$45,140,104	$59,123,297

Concessions on Consolidated Obligations. Unamortized concessions included in other assets were (in thousands) $13,487 and $14,184 at June 30, 2015 and December 31, 2014. The amortization of these concessions is included in Consolidated Obligation interest expense and totaled (in thousands) $2,059 and $2,015 during the three months ended June 30, 2015 and 2014, respectively, and (in thousands) $4,189 and $3,804 during the six months ended June 30, 2015 and 2014, respectively.

Note 13 - Affordable Housing Program (AHP)

Table 13.1 - Analysis of AHP Liability (in thousands)

Balance at December 31, 2014	$98,103
Assessments (current year additions)	14,042
Subsidy uses, net	(10,122)
Balance at June 30, 2015	$102,023

Note 14 - Capital

Table 14.1 - Capital Requirements (dollars in thousands)

	June 30, 2015		December 31, 2014
	Minimum Requirement	Actual	Minimum Requirement	Actual
Risk-based capital	$521,168	$5,128,505	$481,835	$5,018,567
Capital-to-assets ratio (regulatory)	4.00%	5.14%	4.00%	4.71%
Regulatory capital	$3,992,087	$5,128,505	$4,265,617	$5,018,567
Leverage capital-to-assets ratio (regulatory)	5.00%	7.71%	5.00%	7.06%
Leverage capital	$4,990,109	$7,692,758	$5,332,021	$7,527,851

Restricted Retained Earnings. At June 30, 2015 and December 31, 2014 the FHLB had (in thousands) $184,719 and $159,694 in restricted retained earnings. These restricted retained earnings are not available to pay dividends but are available to absorb unexpected losses, if any, that the FHLB may experience.

Table 14.2 - Mandatorily Redeemable Capital Stock Roll Forward (in thousands)

Balance, December 31, 2014	$62,963
Capital stock subject to mandatory redemption reclassified from equity	10,931
Redemption (or other reduction) of mandatorily redeemable capital stock	(8,732)
Balance, June 30, 2015	$65,162

Table 14.3 - Mandatorily Redeemable Capital Stock by Contractual Year of Redemption (in thousands)

Contractual Year of Redemption	June 30, 2015	December 31, 2014
Year 1	$—	$130
Year 2	—	—
Year 3	—	—
Year 4	2,314	55
Year 5	6,139	2,278
Past contractual redemption date due to remaining activity (1)	56,709	60,500
Total	$65,162	$62,963

(1)
Represents mandatorily redeemable capital stock that is past the end of the contractual redemption period because there is activity outstanding to which the mandatorily redeemable capital stock relates.

Note 15 - Accumulated Other Comprehensive (Loss) Income

The following tables summarize the changes in accumulated other comprehensive (loss) income for the three and six months ended June 30, 2015 and 2014.

Table 15.1 - Accumulated Other Comprehensive (Loss) Income (in thousands)

	Net unrealized (losses) gains on available-for-sale securities	Pension and postretirement benefits	Total accumulated other comprehensive (loss) income
BALANCE, MARCH 31, 2014	$(160)	$(8,608)	$(8,768)
Other comprehensive income before reclassification:
Net unrealized gains	141	—	141
Reclassifications from other comprehensive income to net income:
Amortization - pension and postretirement benefits	—	313	313
Net current period other comprehensive income	141	313	454
BALANCE, JUNE 30, 2014	$(19)	$(8,295)	$(8,314)

BALANCE, MARCH 31, 2015	$(32)	$(15,955)	$(15,987)
Other comprehensive income before reclassification:
Net unrealized gains	45	—	45
Reclassifications from other comprehensive income to net income:
Amortization - pension and postretirement benefits	—	619	619
Net current period other comprehensive income	45	619	664
BALANCE, JUNE 30, 2015	$13	$(15,336)	$(15,323)

	Net unrealized (losses) gains on available-for-sale securities	Pension and postretirement benefits	Total accumulated other comprehensive (loss) income
BALANCE, DECEMBER 31, 2013	$(121)	$(8,921)	$(9,042)
Other comprehensive income before reclassification:
Net unrealized gains	102	—	102
Reclassifications from other comprehensive income to net income:
Amortization - pension and postretirement benefits	—	626	626
Net current period other comprehensive income	102	626	728
BALANCE, JUNE 30, 2014	$(19)	$(8,295)	$(8,314)

BALANCE, DECEMBER 31, 2014	$(24)	$(16,572)	$(16,596)
Other comprehensive income before reclassification:
Net unrealized gains	37	—	37
Reclassifications from other comprehensive income to net income:
Amortization - pension and postretirement benefits	—	1,236	1,236
Net current period other comprehensive income	37	1,236	1,273
BALANCE, JUNE 30, 2015	$13	$(15,336)	$(15,323)

Note 16 - Pension and Postretirement Benefit Plans

Qualified Defined Benefit Multi-employer Plan. The FHLB participates in the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra Defined Benefit Plan), a tax-qualified defined benefit pension plan. Under the Pentegra Defined Benefit Plan, contributions made by one participating employer may be used to provide benefits to employees of other participating employers because assets contributed by an employer are not segregated in a separate account or restricted to provide benefits only to employees of that employer. Also, in the event a participating employer is unable to meet its contribution requirements, the required contributions for the other participating employers could increase proportionately. The Pentegra Defined Benefit Plan covers substantially all officers and employees of the FHLB who meet certain eligibility requirements. Contributions to the Pentegra Defined Benefit Plan charged to compensation and benefit expense were $1,478,000 and $1,529,000 in the three months ended June 30, 2015 and 2014, respectively, and $2,978,000 and $3,058,000 in the six months ended June 30, 2015 and 2014, respectively.

Qualified Defined Contribution Plan. The FHLB also participates in the Pentegra Defined Contribution Plan for Financial Institutions, a tax-qualified, defined contribution pension plan. The FHLB contributes a percentage of the participants' compensation by making a matching contribution equal to a percentage of voluntary employee contributions, subject to certain limitations. The FHLB contributed $195,000 and $184,000 in the three months ended June 30, 2015 and 2014, respectively, and $569,000 and $557,000 in the six months ended June 30, 2015 and 2014, respectively.

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

Table 16.1 - Net Periodic Benefit Cost (in thousands)

	Three Months Ended June 30,
	Defined Benefit Retirement Plan		Postretirement Benefits Plan
	2015	2014	2015	2014
Net Periodic Benefit Cost
Service cost	$157	$107	$18	$8
Interest cost	298	273	50	30
Amortization of net loss	601	313	18	—
Net periodic benefit cost	$1,056	$693	$86	$38

	Six Months Ended June 30,
	Defined Benefit Retirement Plan		Postretirement Benefits Plan
	2015	2014	2015	2014
Net Periodic Benefit Cost
Service cost	$315	$215	$37	$16
Interest cost	596	546	101	57
Amortization of net loss	1,202	626	34	—
Net periodic benefit cost	$2,113	$1,387	$172	$73

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

Table 17.1 - Financial Performance by Operating Segment (in thousands)

	Three Months Ended June 30,
	Traditional Member Finance	MPP	Total
2015
Net interest income	$61,377	$23,480	$84,857
Non-interest income (loss)	6,953	(1,419)	5,534
Non-interest expense	16,498	2,517	19,015
Income before assessments	51,832	19,544	71,376
Affordable Housing Program assessments	5,246	1,954	7,200
Net income	$46,586	$17,590	$64,176
Average assets	$93,436,035	$7,456,349	$100,892,384
Total assets	$92,044,861	$7,757,323	$99,802,184
2014
Net interest income	$58,884	$18,050	$76,934
Reversal for credit losses	—	(900)	(900)
Net interest income after reversal for credit losses	58,884	18,950	77,834
Non-interest income	4,391	1,933	6,324
Non-interest expense	14,598	2,087	16,685
Income before assessments	48,677	18,796	67,473
Affordable Housing Program assessments	4,983	1,880	6,863
Net income	$43,694	$16,916	$60,610
Average assets	$94,796,053	$6,696,021	$101,492,074
Total assets	$94,537,107	$6,721,379	$101,258,486

	Six Months Ended June 30,
	Traditional Member Finance	MPP	Total
2015
Net interest income	$122,506	$39,712	$162,218
Non-interest income (loss)	14,815	(1,149)	13,666
Non-interest expense	31,713	5,005	36,718
Income before assessments	105,608	33,558	139,166
Affordable Housing Program assessments	10,687	3,355	14,042
Net income	$94,921	$30,203	$125,124
Average assets	$94,552,486	$7,316,045	$101,868,531
Total assets	$92,044,861	$7,757,323	$99,802,184
2014
Net interest income	$116,065	$37,883	$153,948
Reversal for credit losses	—	(900)	(900)
Net interest income after reversal for credit losses	116,065	38,783	154,848
Non-interest income	9,908	160	10,068
Non-interest expense	29,337	4,424	33,761
Income before assessments	96,636	34,519	131,155
Affordable Housing Program assessments	9,899	3,452	13,351
Net income	$86,737	$31,067	$117,804
Average assets	$95,103,409	$6,738,740	$101,842,149
Total assets	$94,537,107	$6,721,379	$101,258,486

Note 18 - Fair Value Disclosures

The fair value amounts recorded on the Statements of Condition and presented in the related note disclosures have been determined by the FHLB using available market information and the FHLB's best judgment of appropriate valuation methods. The fair values reflect the FHLB's judgment of how a market participant would estimate the fair values.

Fair Value Hierarchy. The FHLB records trading securities, available-for-sale securities, derivative assets, derivative liabilities, certain Advances and certain Consolidated Obligation Bonds at fair value on a recurring basis, and on occasion, certain mortgage loans on a nonrecurring basis. GAAP establishes a fair value hierarchy and requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The inputs are evaluated and an overall level for the measurement is determined. This overall level is an indication of how market observable the fair value measurement is. An entity must disclose the level within the fair value hierarchy in which the measurements are classified.

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

The FHLB reviews the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out at fair value as of the beginning of the quarter in which the changes occur. The FHLB did not have any transfers of assets or liabilities recorded at fair value on a recurring basis during the six months ended June 30, 2015 or 2014.

Table 18.1 presents the carrying value, fair value, and fair value hierarchy of financial assets and liabilities of the FHLB. These values do not represent an estimate of the overall market value of the FHLB as a going concern, which would take into account future business opportunities and the net profitability of assets versus liabilities.

Table 18.1 - Fair Value Summary (in thousands)

	June 30, 2015
		Fair Value
Financial Instruments	Carrying Value	Total	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral (1)
Assets:
Cash and due from banks	$11,368	$11,368	$11,368	$—	$—	$—
Interest-bearing deposits	180	180	—	180	—	—
Securities purchased under agreements to resell	1,465,000	1,465,000	—	1,465,000	—	—
Federal funds sold	4,250,000	4,250,000	—	4,250,000	—	—
Trading securities	1,255	1,255	—	1,255	—	—
Available-for-sale securities	550,013	550,013	—	550,013	—	—
Held-to-maturity securities	14,544,782	14,532,213	—	14,532,213	—	—
Advances (2)	71,107,890	71,031,491	—	71,031,491	—	—
Mortgage loans held for portfolio, net	7,730,240	7,864,419	—	7,829,748	34,671	—
Accrued interest receivable	83,571	83,571	—	83,571	—	—
Derivative assets	22,501	22,501	—	24,501	—	(2,000)
Liabilities:
Deposits	725,362	725,291	—	725,291	—	—
Consolidated Obligations:
Discount Notes	48,262,505	48,255,427	—	48,255,427	—	—
Bonds (3)	45,230,501	45,496,465	—	45,496,465	—	—
Mandatorily redeemable capital stock	65,162	65,162	65,162	—	—	—
Accrued interest payable	114,843	114,843	—	114,843	—	—
Derivative liabilities	54,308	54,308	—	127,808	—	(73,500)
Other:
Standby bond purchase agreements	—	1,104	—	1,104	—	—

(1)
Amounts represent the application of the netting requirements that allow the FHLB to settle positive and negative positions and also cash collateral and related accrued interest held or placed by the FHLB with the same counterparty.

(2)	Includes (in thousands) $15,129 of Advances recorded under the fair value option at June 30, 2015.

(3)	Includes (in thousands) $5,623,179 of Consolidated Obligation Bonds recorded under the fair value option at June 30, 2015.

	December 31, 2014
		Fair Value
Financial Instruments	Carrying Value	Total	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral (1)
Assets:
Cash and due from banks	$3,109,970	$3,109,970	$3,109,970	$—	$—	$—
Interest-bearing deposits	119	119	—	119	—	—
Securities purchased under agreements to resell	3,343,000	3,343,002	—	3,343,002	—	—
Federal funds sold	6,600,000	6,600,000	—	6,600,000	—	—
Trading securities	1,341	1,341	—	1,341	—	—
Available-for-sale securities	1,349,977	1,349,977	—	1,349,977	—	—
Held-to-maturity securities	14,712,271	14,794,326	—	14,794,326	—	—
Advances (2)	70,405,616	70,279,438	—	70,279,438	—	—
Mortgage loans held for portfolio, net	6,984,683	7,219,198	—	7,178,047	41,151	—
Accrued interest receivable	81,384	81,384	—	81,384	—	—
Derivative assets	14,699	14,699	—	24,531	—	(9,832)
Liabilities:
Deposits	729,936	729,782	—	729,782	—	—
Consolidated Obligations:
Discount Notes	41,232,127	41,224,739	—	41,224,739	—	—
Bonds (3)	59,216,557	59,496,247	—	59,496,247	—	—
Mandatorily redeemable capital stock	62,963	62,963	62,963	—	—	—
Accrued interest payable	114,781	114,781	—	114,781	—	—
Derivative liabilities	63,767	63,767	—	149,634	—	(85,867)
Other:
Standby bond purchase agreements	—	1,381	—	1,381	—	—

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

Summary of Valuation Methodologies and Primary Inputs.

A description of the valuation methodologies and primary inputs is disclosed in Note 19 - Fair Value Disclosures in the FHLB's 2014 Annual Report on Form 10-K. There have been no changes in the valuation methodologies during 2015.

Fair Value Measurements.

Table 18.2 presents the fair value of financial assets and liabilities that are recorded on a recurring or nonrecurring basis at June 30, 2015 or December 31, 2014, by level within the fair value hierarchy. The FHLB records nonrecurring fair value adjustments to reflect partial write-downs on certain mortgage loans. The FHLB estimates the fair value of these assets based primarily on property values obtained from a third-party pricing vendor.

Table 18.2 - Fair Value Measurements (in thousands)

	Fair Value Measurements at June 30, 2015
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral (1)
Recurring fair value measurements - Assets
Trading securities:
Other U.S. obligation single-family mortgage-backed securities	$1,255	$—	$1,255	$—	$—
Available-for-sale securities:
Certificates of deposit	550,013	—	550,013	—	—
Advances	15,129	—	15,129	—	—
Derivative assets:
Interest rate swaps	19,493	—	21,493	—	(2,000)
Forward rate agreements	2,906	—	2,906	—	—
Mortgage delivery commitments	102	—	102	—	—
Total derivative assets	22,501	—	24,501	—	(2,000)
Total assets at fair value	$588,898	$—	$590,898	$—	$(2,000)

Recurring fair value measurements - Liabilities
Consolidated Obligation Bonds	$5,623,179	$—	$5,623,179	$—	$—
Derivative liabilities:
Interest rate swaps	49,641	—	123,141	—	(73,500)
Forward rate agreement	216	—	216	—	—
Mortgage delivery commitments	4,451	—	4,451	—	—
Total derivative liabilities	54,308	—	127,808	—	(73,500)
Total liabilities at fair value	$5,677,487	$—	$5,750,987	$—	$(73,500)

Nonrecurring fair value measurements - Assets (2)
Mortgage loans held for portfolio	$6,302	$—	$—	$6,302

(1)
Amounts represent the application of the netting requirements that allow the FHLB to settle positive and negative positions and also cash collateral and related accrued interest held or placed by the FHLB with the same counterparty.

(2)	The fair value information presented is as of the date the fair value adjustment was recorded during the six months ended June 30, 2015.

	Fair Value Measurements at December 31, 2014
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral (1)
Recurring fair value measurements - Assets
Trading securities:
Other U.S. obligation single-family mortgage-backed securities	$1,341	$—	$1,341	$—	$—
Available-for-sale securities:
Certificates of deposit	1,349,977	—	1,349,977	—	—
Advances	15,042	—	15,042	—	—
Derivative assets:
Interest rate swaps	10,894	—	20,726	—	(9,832)
Forward rate agreements	6	—	6	—	—
Mortgage delivery commitments	3,799	—	3,799	—	—
Total derivative assets	14,699	—	24,531	—	(9,832)
Total assets at fair value	$1,381,059	$—	$1,390,891	$—	$(9,832)

Recurring fair value measurements - Liabilities
Consolidated Obligation Bonds	$4,209,640	$—	$4,209,640	$—	$—
Derivative liabilities:
Interest rate swaps	58,842	—	144,709	—	(85,867)
Forward rate agreements	4,924	—	4,924	—	—
Mortgage delivery commitments	1	—	1	—	—
Total derivative liabilities	63,767	—	149,634	—	(85,867)
Total liabilities at fair value	$4,273,407	$—	$4,359,274	$—	$(85,867)

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

Table 18.3 – Fair Value Option - Financial Assets and Liabilities (in thousands)

	Three Months Ended June 30,
	2015		2014
	Advances	Consolidated Bonds	Advances	Consolidated Bonds
Balance at beginning of period	$15,182	$(3,449,764)	$—	$(2,265,459)
New transactions elected for fair value option	—	(4,030,000)	—	(1,515,000)
Maturities and terminations	—	1,857,000	—	1,000,000
Net losses on financial instruments held under fair value option	(52)	(389)	—	(80)
Change in accrued interest	(1)	(26)	—	516
Balance at end of period	$15,129	$(5,623,179)	$—	$(2,780,023)

	Six Months Ended June 30,
	2015		2014
	Advances	Consolidated Bonds	Advances	Consolidated Bonds
Balance at beginning of period	$15,042	$(4,209,640)	$—	$(4,018,370)
New transactions elected for fair value option	—	(5,762,000)	—	(2,765,000)
Maturities and terminations	—	4,352,000	—	4,000,000
Net gains (losses) on financial instruments held under fair value option	88	(1,698)	—	1,280
Change in accrued interest	(1)	(1,841)	—	2,067
Balance at end of period	$15,129	$(5,623,179)	$—	$(2,780,023)

Table 18.4 – Changes in Fair Values for Items Measured at Fair Value Pursuant to the Election of the Fair Value Option (in thousands)

	Three Months Ended June 30,
	2015		2014
	Advances	Consolidated Bonds	Advances	Consolidated Bonds
Interest income (expense)	$63	$(4,028)	$—	$(841)
Net losses on changes in fair value under fair value option	(52)	(389)	—	(80)
Total changes in fair value included in current period earnings	$11	$(4,417)	$—	$(921)

	Six Months Ended June 30,
	2015		2014
	Advances	Consolidated Bonds	Advances	Consolidated Bonds
Interest income (expense)	$126	$(7,721)	$—	$(2,439)
Net gains (losses) on changes in fair value under fair value option	88	(1,698)	—	1,280
Total changes in fair value included in current period earnings	$214	$(9,419)	$—	$(1,159)

For instruments recorded under the fair value option, the related contractual interest income and contractual interest expense are recorded as part of net interest income on the Statements of Income. The remaining changes in fair value for instruments in which the fair value option has been elected are recorded as “Net (losses) gains on financial instruments held under fair value option” in the Statements of Income. The FHLB has determined that no adjustments to the fair values of its instruments recorded under the fair value option for instrument-specific credit risk were necessary as of June 30, 2015 or December 31, 2014.

The following table reflects the difference between the aggregate unpaid principal balance outstanding and the aggregate fair value for Advances and Consolidated Bonds for which the fair value option has been elected.

Table 18.5 – Aggregate Unpaid Balance and Aggregate Fair Value (in thousands)

	June 30, 2015			December 31, 2014
	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Aggregate Fair Value Over/(Under) Aggregate Unpaid Principal Balance	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Aggregate Fair Value Over/(Under) Aggregate Unpaid Principal Balance
Advances (1)	$15,000	$15,129	$129	$15,000	$15,042	$42
Consolidated Bonds	5,620,000	5,623,179	3,179	4,210,000	4,209,640	(360)

(1)	At June 30, 2015 and December 31, 2014, none of the Advances were 90 days or more past due or had been placed on non-accrual status.

Note 19 - Commitments and Contingencies

Table 19.1 - Off-Balance Sheet Commitments (in thousands)

	June 30, 2015			December 31, 2014
Notional Amount	Expire within one year	Expire after one year	Total	Expire within one year	Expire after one year	Total
Standby Letters of Credit outstanding	$18,869,084	$136,521	$19,005,605	$17,233,206	$546,385	$17,779,591
Commitments for standby bond purchases	68,380	70,365	138,745	37,490	149,705	187,195
Commitments to purchase mortgage loans	495,054	—	495,054	451,292	—	451,292
Unsettled Consolidated Bonds, at par (1)(2)	38,000	—	38,000	17,000	—	17,000
Unsettled Consolidated Discount Notes, at par (1)	17,707	—	17,707	5,000	—	5,000

(1)	Expiration is based on settlement period rather than underlying contractual maturity of Consolidated Obligations.

(2)	Of the total unsettled Consolidated Bonds, $15,000 and $17,000 (in thousands) were hedged with associated interest rate swaps at June 30, 2015 and December 31, 2014, respectively.

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

Note 20 - Transactions with Other FHLBanks

The FHLB notes all transactions with other FHLBanks on the face of its financial statements. Occasionally, the FHLB loans short-term funds to and borrows short-term funds from other FHLBanks. These loans and borrowings are transacted at then current market rates when traded. There were no such loans or borrowings outstanding at June 30, 2015 or December 31, 2014. The following table details the average daily balance of lending and borrowing between the FHLB and other FHLBanks for the six months ended June 30, 2015 and 2014.

Table 20.1 - Lending and Borrowing Between the FHLB and Other FHLBanks (in thousands)

	Average Daily Balances for the Six Months Ended June 30,
	2015	2014
Loans to other FHLBanks	$—	$166
Borrowings from other FHLBanks	—	—

In addition, the FHLB may, from time to time, assume the outstanding primary liability for Consolidated Obligations of another FHLBank (at then current market rates on the day when the transfer is traded) rather than issuing new debt for which the FHLB is the primary obligor. The FHLB then becomes the primary obligor on the transferred debt. There were no Consolidated Obligations transferred to the FHLB during the six months ended June 30, 2015 or 2014. The FHLB had no Consolidated Obligations transferred to other FHLBanks during these periods.

Note 21 - Transactions with Stockholders

Transactions with Directors' Financial Institutions. In the ordinary course of its business, the FHLB may provide products and services to members whose officers or directors serve as directors of the FHLB (Directors' Financial Institutions). Finance Agency regulations require that transactions with Directors' Financial Institutions be made on the same terms as those with any other member. The following table reflects balances with Directors' Financial Institutions for the items indicated below. The FHLB had no mortgage-backed securities or derivatives transactions with Directors' Financial Institutions at June 30, 2015 or December 31, 2014.

Table 21.1 - Transactions with Directors' Financial Institutions (dollars in millions)

	June 30, 2015		December 31, 2014
	Balance	% of Total (1)	Balance	% of Total (1)
Advances	$3,133	4.4%	$2,929	4.2%
MPP	171	2.3	154	2.3
Regulatory capital stock	231	5.3	225	5.2

(1)	Percentage of total principal (Advances), unpaid principal balance (MPP), and regulatory capital stock.

Concentrations. The following table shows regulatory capital stock balances, outstanding Advance principal balances, and unpaid principal balances of mortgage loans held for portfolio at the dates indicated to stockholders holding five percent or more of regulatory capital stock and include any known affiliates that are members of the FHLB.

Table 21.2 - Stockholders Holding Five Percent or more of Regulatory Capital Stock (dollars in millions)

	Regulatory Capital Stock		Advance	MPP Unpaid
June 30, 2015	Balance	% of Total	Principal	Principal Balance
JPMorgan Chase Bank, N.A.	$1,533	35%	$37,300	$—
U.S. Bank, N.A.	475	11	8,121	36
Fifth Third Bank	248	6	2,871	3

	Regulatory Capital Stock		Advance	MPP Unpaid
December 31, 2014	Balance	% of Total	Principal	Principal Balance
JPMorgan Chase Bank, N.A.	$1,533	35%	$41,300	$—
U.S. Bank, N.A.	475	11	8,338	38
Fifth Third Bank	248	6	24	3

Nonmember Affiliates. The FHLB has relationships with three nonmember affiliates, the Kentucky Housing Corporation, the Ohio Housing Finance Agency and the Tennessee Housing Development Agency. The FHLB had no investments in or borrowings to any of these nonmember affiliates at June 30, 2015 or December 31, 2014. The FHLB has executed standby bond purchase agreements with one state housing authority whereby the FHLB, for a fee, agrees as a liquidity provider if required, to purchase and hold the authority's bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bond according to a schedule established by the standby agreement. During the first six months of 2015 and 2014, the FHLB was not required to purchase any bonds under these agreements.

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

▪	the ability to attract and retain skilled management and other key employees;

▪	the ability to develop and support technology and information systems that effectively manage the risks we face (including cybersecurity risks);

▪	the risk of loss arising from failures or interruptions in our ongoing business operations, internal controls, information systems or other operating technologies;

▪	the ability to successfully manage new products and services; and

▪	the risk of loss arising from litigation filed against us or one or more other FHLBanks.

We do not undertake any obligation to update any forward-looking statements made in this document.

EXECUTIVE OVERVIEW

The following table presents selected Statement of Condition data, Statement of Income data and financial ratios for the periods indicated.

(Dollars in millions)	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014
STATEMENT OF CONDITION DATA AT PERIOD END:
Total assets	$99,802	$98,909	$106,640	$99,967	$101,258
Advances	71,108	66,731	70,406	71,442	69,485
Mortgage loans held for portfolio	7,732	7,265	6,989	6,909	6,702
Allowance for credit losses on mortgage loans	2	2	5	5	6
Investments (1)	20,811	24,665	26,007	20,641	24,735
Consolidated Obligations, net:
Discount Notes	48,263	45,628	41,232	36,880	35,390
Bonds	45,230	46,927	59,217	56,881	59,653
Total Consolidated Obligations, net	93,493	92,555	100,449	93,761	95,043
Mandatorily redeemable capital stock	65	62	63	110	112
Capital:
Capital stock - putable	4,335	4,302	4,267	4,231	4,215
Retained earnings	729	707	689	667	647
Accumulated other comprehensive loss	(16)	(16)	(17)	(7)	(9)
Total capital	5,048	4,993	4,939	4,891	4,853
STATEMENT OF INCOME DATA FOR THE QUARTER:
Net interest income	$85	$78	$80	$83	$77
Provision (reversal) for credit losses	—	—	1	—	(1)
Non-interest income	5	8	9	4	7
Non-interest expenses	19	18	17	18	17
Assessments	7	7	7	7	7
Net income	$64	$61	$64	$62	$61
FINANCIAL RATIOS:
Dividend payout ratio (2)	65.7%	70.4%	66.5%	67.3%	73.4%
Weighted average dividend rate (3)	4.00	4.00	4.00	4.00	4.00
Return on average equity	5.10	4.97	5.14	5.07	5.00
Return on average assets	0.26	0.24	0.25	0.25	0.24
Net interest margin (4)	0.34	0.31	0.31	0.33	0.30
Average equity to average assets	5.00	4.83	4.86	4.93	4.79
Regulatory capital ratio (5)	5.14	5.13	4.71	5.01	4.91
Operating expense to average assets	0.057	0.058	0.054	0.056	0.050

(1)
Investments include interest bearing deposits in banks, securities purchased under agreements to resell, Federal funds sold, trading securities, available-for-sale securities, and held-to-maturity securities.

(2)	Dividend payout ratio is dividends declared in the period as a percentage of net income.

(3)	Weighted average dividend rates are dividends paid divided by the average number of shares of capital stock eligible for dividends.

(4)	Net interest margin is net interest income before (reversal)/provision for credit losses as a percentage of average earning assets.

(5)	Regulatory capital ratio is period-end regulatory capital (capital stock, mandatorily redeemable capital stock and retained earnings) as a percentage of period-end total assets.

Financial Condition

Mission Asset Activity
The following table summarizes our financial condition.

	Ending Balances			Average Balances
	June 30,		December 31,	Six Months Ended June 30,		Year Ended December 31,
(In millions)	2015	2014	2014	2015	2014	2014
Total Assets	$99,802	$101,258	$106,640	$101,869	$101,842	$101,157
Mission Asset Activity:
Advances (principal)	71,018	69,336	70,299	69,168	65,871	66,492
Mortgage Purchase Program (MPP):
Mortgage loans held for portfolio (principal)	7,511	6,524	6,796	7,084	6,541	6,620
Mandatory Delivery Contracts (notional)	495	429	451	585	187	273
Total MPP	8,006	6,953	7,247	7,669	6,728	6,893
Letters of Credit (notional)	19,006	15,563	17,780	17,328	14,070	15,154
Total Mission Asset Activity	$98,030	$91,852	$95,326	$94,165	$86,669	$88,539

In the first six months of 2015, the FHLB fulfilled its mission by providing readily available and competitively priced wholesale funding to its member financial institutions, supporting its commitment to affordable housing, and paying stockholders a competitive dividend return on their capital investment. The majority of our members continued to have modest demand for new Advance borrowings due to measured economic growth and significant amounts of liquidity made available as a result of the actions of the Federal Reserve System.

The balance of Mission Asset Activity – which we define as Advances, Letters of Credit, and total MPP (including purchase commitments) – was $98.0 billion at June 30, 2015, an increase of $2.7 billion (three percent) from year-end 2014. The growth in ending balances of Mission Asset Activity from year-end 2014 to June 30, 2015 was driven by an increase in the principal balance of Advances, mortgage loans and in the notional balance of Letters of Credit. As of June 30, 2015, members funded on average 3.2 percent of their assets with Advances, and the penetration rate was relatively stable with 70-75 percent of members holding Mission Asset Activity.

The principal balance of mortgage loans held for portfolio at June 30, 2015 rose $0.7 billion (11 percent) from year-end 2014. During the first six months of 2015, we purchased $1.5 billion of mortgage loans, while principal reductions totaled $0.8 billion. Residual credit risk exposure in the mortgage loan portfolio continued to be minimal.

Based on earnings in the first six months of 2015, we contributed $14 million to the Affordable Housing Program (AHP) pool of funds to be awarded to members in 2016. In addition, we continued our voluntary sponsorship of two other housing programs, which provide resources to pay for accessibility rehabilitation and emergency repairs for special needs and elderly homeowners and to help members aid their communities following natural disasters.

Investments and Other Assets
The balance of investments at June 30, 2015 was $20.8 billion, a decrease of $5.2 billion (20 percent) from year-end 2014. Most of the decline was because we held fewer short-term liquidity investments. At June 30, 2015, investments included $14.5 billion of mortgage-backed securities and $6.3 billion of other investments, which were mostly short-term instruments held for liquidity.

Investment balances averaged $25.1 billion in the first six months of 2015, a decrease of $3.8 billion (13 percent) from the average during the same period in 2014. This reflected declines in both liquidity investments and mortgage-backed securities. All of our mortgage-backed securities held at June 30, 2015 were issued and guaranteed by Fannie Mae, Freddie Mac or a U.S. agency.

The balance of cash and due from banks at June 30, 2015 was $11 million, compared to $3.1 billion at December 31, 2014, a larger than normal amount due to holding $3.1 billion in deposits at the Federal Reserve.

We maintained an adequate amount of asset liquidity throughout the first six months of 2015 under a variety of liquidity measures as discussed in the "Liquidity Risk" section of "Quantitative and Qualitative Disclosures About Risk Management."

Capital
Capital adequacy remained strong in the first six months of 2015, exceeding all minimum regulatory capital requirements. The GAAP capital-to-assets ratio at June 30, 2015 was 5.06 percent, while the regulatory capital-to-assets ratio was 5.14 percent. Both ratios exceeded the regulatory required minimum of four percent. Regulatory capital includes mandatorily redeemable capital stock accounted for as a liability under GAAP.

The amounts of GAAP and regulatory capital increased $109 million and $110 million, respectively, in the first six months of 2015, due primarily to purchases of capital stock by members.

Total retained earnings were $729 million at June 30, 2015, an increase of $40 million (six percent) from year-end 2014. We believe the amount of retained earnings is sufficient to protect against members' impairment risk of their capital stock investment in the FHLB and to provide the opportunity to stabilize future dividends. Our Capital Plan also has safeguards to prevent financial leverage ratios from falling below regulatory minimum levels.

Results of Operations

Overall Results
The table below summarizes our results of operations.

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
(Dollars in millions)	2015	2014	2015	2014	2014
Net income	$64	$61	$125	$118	$244
Affordable Housing Program accrual	7	7	14	13	28
Return on average equity (ROE)	5.10%	5.00%	5.04%	4.75%	4.93%
Return on average assets	0.26	0.24	0.25	0.23	0.24
Weighted average dividend rate	4.00	4.00	4.00	4.00	4.00
Average 3-month LIBOR	0.28	0.23	0.27	0.23	0.23
Average overnight Federal funds effective rate	0.13	0.09	0.12	0.08	0.09
ROE spread to 3-month LIBOR	4.82	4.77	4.77	4.52	4.70
Dividend rate spread to 3-month LIBOR	3.72	3.77	3.73	3.77	3.77
ROE spread to Federal funds effective rate	4.97	4.91	4.92	4.67	4.84
Dividend rate spread to Federal funds effective rate	3.87	3.91	3.88	3.92	3.91

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

The higher net income and ROE in the 2015 periods compared to the same periods of 2014 resulted primarily from the following factors:

▪	an increase in the spread between LIBOR and Discount Notes combined with more funding using Discount Notes; and

▪	higher average balances of Advances and mortgage loans held for portfolio.
A decrease in the average balance of mortgage-backed securities partially offset a portion of the impact from the favorable factors in the two comparison periods.

Effect of Interest Rate Environment
Trends in market interest rates strongly influence the results of operations via how they affect members' demand for Mission Asset Activity, spreads on assets, funding costs and decisions in managing the tradeoffs in our market risk/return profile. The following table presents key market interest rates (obtained from Bloomberg L.P.).

					Six Months Ended June 30,
	Quarter 2 2015		Quarter 1 2015		2015	2014	Year 2014
	Ending	Average	Ending	Average	Average	Average	Ending	Average
Federal funds target	0-0.25%	0-0.25%	0-0.25%	0-0.25%	0-0.25%	0-0.25%	0-0.25%	0-0.25%
Federal funds effective	0.08	0.13	0.06	0.11	0.12	0.08	0.06	0.09
3-month LIBOR	0.28	0.28	0.27	0.26	0.27	0.23	0.26	0.23
2-year LIBOR	0.90	0.86	0.81	0.84	0.85	0.52	0.90	0.62
10-year LIBOR	2.46	2.24	2.02	2.09	2.16	2.79	2.28	2.65
2-year U.S. Treasury	0.65	0.60	0.56	0.59	0.60	0.38	0.67	0.45
10-year U.S. Treasury	2.35	2.15	1.92	1.97	2.06	2.68	2.17	2.53
15-year mortgage current coupon (1)	2.30	2.09	1.97	1.96	2.03	2.43	2.10	2.34
30-year mortgage current coupon (1)	3.12	2.88	2.68	2.71	2.80	3.37	2.85	3.23

(1)	Simple average of current coupon rates of Fannie Mae and Freddie Mac par mortgage-backed security indications.

The persistence of the low interest rate environment in the first six months of 2015 continued to favorably affect our results of operations relative to the level of interest rates. Short-term interest rates remained close to zero as the Federal Reserve maintained the overnight Federal funds target and effective rates between zero and 0.25 percent, and other short-term interest rates remained consistent with their historical relationships to Federal funds. Average long-term rates were lower in the first six months of 2015 compared to the same period of 2014.

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

The relative balance between loan and deposit growth provides an indication of potential member Advance demand. From March 31, 2014 to March 31, 2015 (the most recent period for which data are available), aggregate loan portfolios of Fifth District depository institutions grew $71.6 billion (5.8 percent) while their aggregate deposit balances rose $143.9 billion (7.0 percent). The data include the effect of large mergers and acquisitions only when they are available for both comparison dates. Most of the loan and deposit growth in this period occurred from our largest members, which is consistent with the concentration of financial activity.

Excluding the five members with over $50 billion of assets and recent acquisitions, aggregate loans increased $15.2 billion (7.9 percent) in the 12-month period while aggregate deposits grew $10.4 billion (4.3 percent). These members' faster loan growth than deposit growth could produce increased demand for Advances over time.

Business Conditions and Outlook and Risk Management

Our major business strategies, outlook for our business, and risk profiles and management have not changed substantially since our 2014 Annual Report on Form 10-K. “Quantitative and Qualitative Disclosures About Risk Management” provides details on current risk exposures.

Regarding the proposed rulemaking related to membership requirements discussed in our Annual Report on Form 10-K, the Finance Agency continues to deliberate on the proposal, and we continue to monitor it closely. As of the date of this Report, the Finance Agency has not issued a final rule.

In July 2015, the Finance Agency issued an Advisory Bulletin codifying its expectations for one way to measure achievement of an FHLBank's mission of utilizing its GSE status to provide funding and liquidity to support the housing markets. Over the years, we have adopted numerous indicators of assessing achievement of our mission, which include metrics related to Mission Asset Activity, profitability, capital adequacy and safety and soundness. The Advisory Bulletin established a goal for the sum of average Advances and purchased mortgage loans (collectively called Primary Mission Assets) to equal or exceed 70 percent of average Consolidated Obligations (i.e., the Primary Mission Assets ratio). Consolidated Obligations is used as a comparison because it reflects the major source of our franchise value as a GSE. If the metric falls below the 70 percent preferred ratio, an FHLBank would be expected to include in its strategic plan actions aimed at increasing the ratio, which could include consideration of Supplemental Mission Assets and Activities, such as Letters of Credit issued to members. During the first six months of 2015, our Primary Mission Assets metric was well above the Finance Agency's preferred ratio.

ANALYSIS OF FINANCIAL CONDITION

Mission Asset Activity

We regularly monitor the dollar and percentage amount of our balance sheet that is comprised of Mission Asset Activity, which are the primary means by which we fulfill our mission with direct connections to members. In the first six months of 2015, our Primary Mission Asset ratio, as defined above, was 80 percent. In assessing mission achievement, we also consider supplemental sources of Mission Asset Activity, the most significant of which is Letters of Credit issued to members, which at June 30, 2015 totaled $19.0 billion or 19 percent of total Mission Asset Activity.

Credit Services

Credit Activity and Advance Composition
The table below shows trends in Advance balances by major programs and in the notional amount of Letters of Credit.

(Dollars in millions)	June 30, 2015		March 31, 2015		December 31, 2014
	Balance	Percent(1)	Balance	Percent(1)	Balance	Percent(1)
Adjustable/Variable-Rate Indexed:
LIBOR	$48,242	68%	$49,103	73%	$51,839	74%
Other	597	1	407	1	515	1
Total	48,839	69	49,510	74	52,354	75
Fixed-Rate:
REPO	8,499	12	4,061	6	5,201	7
Regular Fixed-Rate	8,184	11	7,977	12	7,398	11
Putable (2)	1,570	2	1,580	3	1,617	2
Amortizing/Mortgage Matched	2,703	4	2,662	4	2,734	4
Other	1,223	2	825	1	995	1
Total	22,179	31	17,105	26	17,945	25
Total Advances Principal	$71,018	100%	$66,615	100%	$70,299	100%

Letters of Credit (notional)	$19,006		$16,905		$17,780

(1)	As a percentage of total Advances principal.

(2)	Excludes Putable Advances where the related put options have expired. Such Advances are classified based on their current terms.

The variability in Advance balances in the first six months of 2015 is driven by the activity from a few larger members and was comprised primarily of variable-rate and short-term repurchase (REPO) Advances.

Members increased their available lines in the Letters of Credit program by $1.2 billion (seven percent) in the first six months of 2015. We normally earn fees on Letters of Credit based on the actual average amount of the Letters utilized, which generally is less than the notional amount issued.

Advance Usage
In addition to analyzing Advance balances by dollar trends and the number of members utilizing them, we monitor the degree to which members use Advances to fund their balance sheets. The following table shows the unweighted, average ratio of each member's Advance balance to its most-recently available figures for total assets.

	June 30, 2015	March 31, 2015	December 31, 2014
Average Advances-to-Assets for Members
Assets less than $1.0 billion (624 members)	3.14%	3.06%	3.24%
Assets over $1.0 billion (69 members)	3.90	3.08	3.75
All members	3.22	3.06	3.29

Advance usage ratios were higher at June 30, 2015 compared with March 31, 2015, due to more usage by a few large members and over 100 members with assets less than $1.0 billion borrowing a modestly greater amount of Advances. However, these usage ratios were relatively stable compared with year-end 2014.

The following tables present principal balances for our top five Advance borrowers.

(Dollars in millions)
June 30, 2015			December 31, 2014
Name	Par Value of Advances	Percent of Total Par Value of Advances	Name	Par Value of Advances	Percent of Total Par Value of Advances
JPMorgan Chase Bank, N.A.	$37,300	53%	JPMorgan Chase Bank, N.A.	$41,300	59%
U.S. Bank, N.A.	8,121	11	U.S. Bank, N.A.	8,338	12
Fifth Third Bank	2,871	4	The Huntington National Bank	2,083	3
Nationwide Life Insurance Company	2,053	3	Nationwide Life Insurance Company	1,761	3
Third Federal Savings and Loan Association	1,898	3	Western-Southern Life Assurance Co	1,623	2
Total of Top 5	$52,243	74%	Total of Top 5	$55,105	79%

Advance concentration ratios are influenced by, and generally similar to, concentration ratios of financial activity among our Fifth District financial institutions. We believe that having large financial institutions that actively use our Mission Asset Activity augments the value of membership to all members. For example, such activity improves our operating efficiency, increases our earnings and thereby contributions to housing and community investment programs, may enable us over time to obtain more favorable funding costs, and helps us maintain competitively priced Mission Asset Activity.

Mortgage Loans Held for Portfolio (Mortgage Purchase Program, or "MPP")

MPP balances continue to be driven primarily by activity from our two largest sellers and a Finance Agency regulation requiring that if purchases in a calendar year exceed $2.5 billion, we will be subject to Finance Agency established housing goals. Given the uncertainty of the housing goal requirements and possible operational and financial impacts, we anticipate continuing to limit our calendar year purchases to less than $2.5 billion until we receive further guidance from the Finance Agency.

The table below shows principal purchases and reductions of loans in the MPP for the first six months of 2015.

(In millions)	MPP Principal
Balance at December 31, 2014	$6,796
Principal purchases	1,477
Principal reductions	(762)
Balance at June 30, 2015	$7,511

The increase in principal loan balances in 2015 resulted from higher amounts of loan purchases, particularly from our two largest sellers, reflecting the continued strengthening of the housing market. In the first six months of 2015, 90 members sold us mortgage loans, with the number of monthly sellers averaging 65. All loans acquired in the first two quarters of 2015 were conventional loans.

We closely track the refinancing incentives of our mortgage assets (including those in the MPP and mortgage-backed securities) because the option for homeowners to change their principal payments normally represents a large portion of our market risk exposure. MPP principal paydowns in the first six months of 2015 equated to a 16 percent annual constant prepayment rate, up from the 12 percent rate for all of 2014, as the refinancing incentives for many of our mortgage assets increased.

The MPP's composition of balances by loan type, original final maturity, and weighted-average mortgage note rate did not change materially in the first six months of 2015. The weighted average mortgage note rate fell from 4.36 percent at the end of 2014 to 4.20 percent at June 30, 2015. This decline reflected a continuing trend of prepayments of higher rate mortgages and purchases of lower rate mortgages. MPP yields earned in 2015, after consideration of funding costs, continued to offer favorable returns relative to their market risk exposure.

Investments

The table below presents the ending and average balances of the investment portfolio.

(In millions)	Six Months Ended		Year Ended
	June 30, 2015		December 31, 2014
	Ending Balance	Average Balance	Ending Balance	Average Balance
Liquidity investments	$6,297	$10,531	$11,319	$11,856
Mortgage-backed securities	14,514	14,516	14,688	15,594
Other investments (1)	—	86	—	98
Total investments	$20,811	$25,133	$26,007	$27,548

(1)
The average balance includes the rights or obligations to cash collateral, which are included in the fair value of derivative assets or derivative liabilities on the Statements of Condition at period end.

We continued to maintain an ample amount of asset liquidity. Liquidity investment levels can vary significantly based on liquidity needs, the availability of acceptable net spreads, the number of eligible counterparties that meet our unsecured credit risk criteria, and changes in the amount of Mission Assets. It is normal for liquidity investments to vary by up to several billion dollars on a daily basis.

Our overarching strategy for mortgage-backed securities is to keep holdings as close as possible to the regulatory maximum of three times regulatory capital, subject to the availability of securities that we believe provide acceptable risk/return tradeoffs. The balance of mortgage-backed securities at June 30, 2015 represented a 2.83 multiple of regulatory capital and consisted of $11.6 billion of securities issued by Fannie Mae or Freddie Mac (of which $1.4 billion were floating-rate securities), $1.0 billion of floating-rate securities issued by the National Credit Union Administration (NCUA), and $1.9 billion of securities issued by Ginnie Mae (a majority of which are fixed rate). The NCUA securities have coupons tied to one-month LIBOR with interest rate caps ranging from seven to eight percent. We held no private-label mortgage-backed securities.
The table below shows principal purchases and paydowns of our mortgage-backed securities for the first six months of 2015.

(In millions)	Mortgage-backed Securities Principal
Balance at December 31, 2014	$14,715
Principal purchases	1,033
Principal paydowns	(1,240)
Balance at June 30, 2015	$14,508

Principal paydowns in the first six months of 2015 equated to a 16 percent annual constant prepayment rate, up from a 13 percent rate in 2014. Purchases fell short of paydowns due to market constraints on the availability of securities that fit our parameters for risks and return.

Consolidated Obligations

The table below presents the ending and average balances of our participations in Consolidated Obligations.

	Six Months Ended		Year Ended
(In millions)	June 30, 2015		December 31, 2014
	Ending Balance	Average Balance	Ending Balance	Average Balance
Discount Notes:
Par	$48,267	$45,838	$41,238	$35,996
Discount	(4)	(5)	(6)	(4)
Total Discount Notes	48,263	45,833	41,232	35,992
Bonds:
Unswapped fixed-rate	26,226	25,390	26,124	25,513
Unswapped adjustable-rate	11,550	18,106	27,610	29,355
Swapped fixed-rate	7,364	5,912	5,390	3,697
Total par Bonds	45,140	49,408	59,124	58,565
Other items (1)	90	96	93	116
Total Bonds	45,230	49,504	59,217	58,681
Total Consolidated Obligations (2)	$93,493	$95,337	$100,449	$94,673

(1)	Includes unamortized premiums/discounts, fair value option valuation adjustments, hedging and other basis adjustments.

(2)
The 11 FHLBanks have joint and several liability for the par amount of all of the Consolidated Obligations issued on their behalves. The par amount of the outstanding Consolidated Obligations for all of the FHLBanks was (in millions) $852,783 and $847,175 at June 30, 2015 and December 31, 2014, respectively.

The composition of unswapped fixed-rate Bonds, which typically have initial maturities greater than one year, was relatively stable in the first six months of 2015 compared to 2014. During this same time period, we shifted the composition of funding of LIBOR-indexed assets from unswapped adjustable-rate Bonds (LIBOR-indexed) to Discount Notes. This change provided lower funding costs, which improved earnings as discussed in the "Net Interest Income" section of "Results of Operations."

This change in funding composition increases the risk of reduced basis spreads given the interest rate on LIBOR-indexed assets is different from the interest rate on Discount Notes. We believe the increased usage of Discount Note funding did not materially raise this risk because of the historically favorable relationship between the two rate indices. In addition, we do not rely on this basis spread for a significant portion of earnings.

Deposits

Total deposits with us are normally a relatively minor source of low-cost funding. Total interest bearing deposits at June 30, 2015 were $0.7 billion, a decrease of one percent from year-end 2014. The average balance of total interest bearing deposits in the first six months of 2015 was $0.9 billion, an increase of two percent from the average balance during the same period of 2014.

Derivatives Hedging Activity and Liquidity

Our use of and accounting for derivatives is discussed in the "Effect of the Use of Derivatives on Net Interest Income" section in "Results of Operations." Liquidity is discussed in the "Liquidity Risk" section in “Quantitative and Qualitative Disclosures About Risk Management.” We did not change our strategy of using derivatives to manage market risk exposure in the first six months of 2015.

Capital Resources

The following tables present capital amounts and capital-to-assets ratios, on both a GAAP and regulatory basis.

	Six Months Ended		Year Ended
(In millions)	June 30, 2015		December 31, 2014
	Period End	Average	Period End	Average
GAAP and Regulatory Capital
GAAP Capital Stock	$4,335	$4,302	$4,267	$4,298
Mandatorily Redeemable Capital Stock	65	63	63	105
Regulatory Capital Stock	4,400	4,365	4,330	4,403
Retained Earnings	729	721	689	666
Regulatory Capital	$5,129	$5,086	$5,019	$5,069

	Six Months Ended		Year Ended
	June 30, 2015		December 31, 2014
	Period End	Average	Period End	Average
GAAP and Regulatory Capital-to-Assets Ratio
GAAP	5.06%	4.92%	4.63%	4.90%
Regulatory	5.14	4.99	4.71	5.01

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

A portion of capital stock is excess, meaning it is not required as a condition to being a member and not required to capitalize Mission Asset Activity. Excess capital stock provides a base of capital to manage financial leverage at prudent levels, augments loss protections for bondholders, and capitalizes a portion of growth in Mission Assets. The amount of excess capital stock, as defined by our Capital Plan, was $575 million at June 30, 2015, an increase of $71 million from year-end 2014.

Membership and Stockholders

In the first six months of 2015, we added four new member stockholders and lost 16 members, ending the quarter at 693. Most members lost merged with other Fifth District members and therefore the impact on our earnings and Mission Asset Activity was small. Of the members lost, 12 merged with other members, three merged out of the District, and one merged with a District non-member.

RESULTS OF OPERATIONS

Components of Earnings and Return on Equity

The following table is a summary income statement for the three and six months ended June 30, 2015 and 2014. Each ROE percentage is computed by dividing income or expense for the category by the average amount of stockholders' equity for the period. Factors determining the level of, and changes in, net income and ROE are explained in the remainder of this section.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2015		2014		2015		2014
	Amount	ROE (1)	Amount	ROE (1)	Amount	ROE (1)	Amount	ROE (1)
Net interest income	$85	6.75%	$77	6.35%	$162	6.53%	$154	6.21%
Reversal for credit losses	—	—	(1)	(0.07)	—	—	(1)	(0.04)
Net interest income after reversal for credit losses	85	6.75	78	6.42	162	6.53	155	6.25
Net gains on derivatives and hedging activities	2	0.18	4	0.28	8	0.31	2	0.09
Other non-interest income	3	0.26	3	0.25	6	0.25	8	0.31
Total non-interest income	5	0.44	7	0.53	14	0.56	10	0.40
Total revenue	90	7.19	85	6.95	176	7.09	165	6.65
Total non-interest expense	19	1.51	17	1.38	37	1.48	34	1.36
Assessments	7	0.58	7	0.57	14	0.57	13	0.54
Net income	$64	5.10%	$61	5.00%	$125	5.04%	$118	4.75%

(1)	The ROE amounts have been computed using dollars in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) in this table may produce nominally different results.

Net income and ROE increased in both the three- and six-month comparison periods. Profitability remained competitive as ROE continued to significantly exceed our benchmarks relative to short-term interest rates. Details on the individual factors contributing to the increase in profitability are in the sections below.

Net Interest Income
Components of Net Interest Income
The following table shows the major components of net interest income. Reasons for the variance in net interest income between the periods are discussed below.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2015		2014		2015		2014
	Amount	% of Earning Assets	Amount	% of Earning Assets	Amount	% of Earning Assets	Amount	% of Earning Assets
Components of net interest rate spread:
Net (amortization)/accretion (1) (2)	$(1)	—%	$(3)	(0.01)%	$(8)	(0.01)%	$(5)	(0.01)%
Prepayment fees on Advances, net (2)	—	—	1	—	1	—	2	—
Other components of net interest rate spread	77	0.30	71	0.28	152	0.30	140	0.28
Total net interest rate spread	76	0.30	69	0.27	145	0.29	137	0.27
Earnings from funding assets with interest-free capital	9	0.04	8	0.03	17	0.03	17	0.04
Total net interest income/net interest margin (3)	$85	0.34%	$77	0.30%	$162	0.32%	$154	0.31%

(1)	Includes (amortization)/accretion of premiums/discounts on mortgage assets and Consolidated Obligations and deferred transaction costs (concession fees) for Consolidated Obligations.

(2)	These components of net interest rate spread have been segregated to display their relative impact.

(3)	Net interest margin is net interest income before (reversal)/provision for credit losses as a percentage of average total interest earning assets.

Net Amortization/Accretion: Net amortization/accretion (generally referred to as "amortization") includes monthly recognition of premiums and discounts paid on purchases of mortgage assets, as well as premiums, discounts and concessions paid on Consolidated Obligations. Periodic amortization adjustments do not necessarily indicate a trend in economic return over the entire life of mortgage assets, although amortization over the entire life is one component of lifetime economic returns. While net amortization has been large and volatile in several periods over the last five years, it was moderate in the three and six months ended June 30, 2015 and 2014.

Prepayment Fees on Advances: Fees for members' early repayment of certain Advances are designed to make us economically indifferent to whether members hold Advances to maturity or repay them before maturity. Although Advance prepayment fees can be and have been significant in the past, they were minimal in the three and six months ended June 30, 2015 and 2014, reflecting a low amount of member prepayments of Advances.

Other Components of Net Interest Rate Spread: Excluding net amortization and prepayment fees, the total other components of net interest rate spread increased $6 million and $12 million in the three- and six-months comparison periods, respectively. The following factors are presented in approximate order of impact from largest to smallest.

Six-Months Comparison

▪
LIBOR Advance funding-Favorable: Net interest income increased by an estimated $9 million primarily because of a transition from adjustable-rate bonds to lower-cost Discount Note funding and favorable changes in market spreads between LIBOR and Discount Notes.

▪
Lower balances on mortgage-backed securities-Unfavorable: The average balance of the mortgage-backed securities portfolio decreased $1.5 billion, which decreased net interest income by an estimated $4 million.

▪	Advance growth-Favorable: The $3.2 billion growth in average Advance balances at higher spreads improved net interest income by an estimated $3 million.

▪	Mortgage Purchase Program growth-Favorable: The average balance of mortgage loans held for portfolio increased $0.6 billion, which increased net interest income by an estimated $3 million.

Three-Months Comparison
For the three-months comparison, the same factors generally affected the other components of net interest rate spread as in the six-months comparison and in approximately the same relative magnitude.

Earnings from Capital: The earnings from funding assets with interest-free capital did not change significantly in the three and six months ended June 30, 2015 compared to the same periods of 2014.

Average Balance Sheet and Rates
The following tables provide average balances and rates for major balance sheet accounts, which determine the changes in the net interest rate spread. All data include the impact of interest rate swaps, which we allocate to each asset and liability category according to their designated hedging relationship.

(Dollars in millions)	Three Months Ended			Three Months Ended
	June 30, 2015			June 30, 2014
	Average Balance	Interest	Average Rate (1)	Average Balance	Interest	Average Rate (1)
Assets:
Advances	$69,396	$87	0.50%	$66,732	$78	0.47%
Mortgage loans held for portfolio (2)	7,430	65	3.52	6,676	57	3.45
Federal funds sold and securities purchased under resale agreements	8,502	2	0.10	9,176	2	0.07
Interest-bearing deposits in banks (3) (4) (5)	911	1	0.18	2,777	1	0.14
Mortgage-backed securities	14,460	79	2.20	15,936	88	2.22
Other investments	45	—	0.09	69	—	0.08
Loans to other FHLBanks	—	—	—	—	—	—
Total interest-earning assets	100,744	234	0.93	101,366	226	0.89
Less: allowance for credit losses on mortgage loans	2			7
Other assets	150			133
Total assets	$100,892			$101,492
Liabilities and Capital:
Term deposits	$133	—	0.19	$87	—	0.19
Other interest bearing deposits (5)	741	—	0.01	757	—	0.01
Short-term borrowings	49,187	10	0.08	33,467	6	0.07
Unswapped fixed-rate Bonds	25,531	128	2.01	25,547	132	2.06
Unswapped adjustable-rate Bonds	13,904	5	0.15	33,664	9	0.11
Swapped Bonds	5,722	5	0.36	2,423	1	0.18
Mandatorily redeemable capital stock	62	1	4.00	116	1	4.00
Other borrowings	—	—	—	—	—	—
Total interest-bearing liabilities	95,280	149	0.63	96,061	149	0.62
Non-interest bearing deposits	1			1
Other liabilities	569			572
Total capital	5,042			4,858
Total liabilities and capital	$100,892			$101,492

Net interest rate spread			0.30%			0.27%
Net interest income and net interest margin (6)		$85	0.34%		$77	0.30%
Average interest-earning assets to interest-bearing liabilities			105.73%			105.52%

(1)	Amounts used to calculate average rates are based on dollars in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

(2)	Non-accrual loans are included in average balances used to determine average rate.

(3)	Includes certificates of deposit and bank notes that are classified as available-for-sale securities.

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

(6)	Net interest margin is net interest income before (reversal)/provision for credit losses as a percentage of average total interest earning assets.

(Dollars in millions)	Six Months Ended			Six Months Ended
	June 30, 2015			June 30, 2014
	Average Balance	Interest	Average Rate (1)	Average Balance	Interest	Average Rate (1)
Assets:
Advances	$69,281	$173	0.50%	$66,040	$155	0.47%
Mortgage loans held for portfolio (2)	7,291	121	3.36	6,719	118	3.53
Federal funds sold and securities purchased under resale agreements	9,460	4	0.10	10,252	3	0.06
Interest-bearing deposits in banks (3) (4) (5)	1,112	1	0.17	2,554	2	0.14
Mortgage-backed securities	14,516	160	2.22	16,049	177	2.23
Other investments	45	—	0.09	48	—	0.08
Loans to other FHLBanks	—	—	—	—	—	—
Total interest-earning assets	101,705	459	0.91	101,662	455	0.90
Less: allowance for credit losses on mortgage loans	2			7
Other assets	166			187
Total assets	$101,869			$101,842
Liabilities and Capital:
Term deposits	$150	—	0.18	$87	—	0.18
Other interest bearing deposits (5)	738	—	0.01	782	—	0.01
Short-term borrowings	45,833	20	0.09	35,421	15	0.08
Unswapped fixed-rate Bonds	25,469	253	2.00	25,386	264	2.09
Unswapped adjustable-rate Bonds	18,106	13	0.14	31,312	17	0.11
Swapped Bonds	5,929	10	0.33	3,146	3	0.19
Mandatorily redeemable capital stock	63	1	4.00	118	2	4.00
Other borrowings	—	—	—	—	—	—
Total interest-bearing liabilities	96,288	297	0.62	96,252	301	0.63
Non-interest bearing deposits	1			8
Other liabilities	573			585
Total capital	5,007			4,997
Total liabilities and capital	$101,869			$101,842

Net interest rate spread			0.29%			0.27%
Net interest income and net interest margin (6)		$162	0.32%		$154	0.31%
Average interest-earning assets to interest-bearing liabilities			105.63%			105.62%

(1)	Amounts used to calculate average rates are based on dollars in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

(2)	Non-accrual loans are included in average balances used to determine average rate.

(3)	Includes certificates of deposit and bank notes that are classified as available-for-sale securities.

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

The net interest spread and net interest margin increased, in both comparison periods, due to the factors discussed in the previous section.

The increase in the average rates on total interest-earning assets resulted from an increase in yields on short-term assets (short-term Advances, Federal funds sold and securities purchased under resale agreements, and interest-bearing deposits in banks) as they repriced to marginally higher short-term rates.

However, the continued low interest rate environment resulted in a decline in the average rate of certain long-term assets (such as mortgage loans held for portfolio and mortgage-backed securities) and long-term liabilities (unswapped fixed-rate Bonds) in the first six months of 2015 compared to the same period of 2014. This is because a substantial portion of the principal paid down on these assets and liabilities, which had higher rates, and was replaced with new assets and liabilities at lower rates.

Volume/Rate Analysis
Changes in both average balances (volume) and interest rates influence changes in net interest income. The following table summarizes these changes and trends in interest income and interest expense.

(In millions)	Three Months Ended June 30, 2015 over 2014			Six Months Ended June 30, 2015 over 2014
	Volume (1)(3)	Rate (2)(3)	Total	Volume (1)(3)	Rate (2)(3)	Total
Increase (decrease) in interest income
Advances	$3	$6	$9	$8	$10	$18
Mortgage loans held for portfolio	7	1	8	9	(6)	3
Federal funds sold and securities purchased under resale agreements	(1)	1	—	(1)	2	1
Interest-bearing deposits in banks	—	—	—	(1)	—	(1)
Mortgage-backed securities	(8)	(1)	(9)	(16)	(1)	(17)
Other investments	—	—	—	—	—	—
Loans to other FHLBanks	—	—	—	—	—	—
Total	1	7	8	(1)	5	4
Increase (decrease) in interest expense
Term deposits	—	—	—	—	—	—
Other interest-bearing deposits	—	—	—	—	—	—
Short-term borrowings	3	1	4	4	1	5
Unswapped fixed-rate Bonds	—	(4)	(4)	—	(11)	(11)
Unswapped adjustable-rate Bonds	(7)	3	(4)	(8)	4	(4)
Swapped Bonds	2	2	4	4	3	7
Mandatorily redeemable capital stock	—	—	—	(1)	—	(1)
Other borrowings	—	—	—	—	—	—
Total	(2)	2	—	(1)	(3)	(4)
Increase (decrease) in net interest income	$3	$5	$8	$—	$8	$8

(1)	Volume changes are calculated as the change in volume multiplied by the prior year rate.

(2)	Rate changes are calculated as the change in rate multiplied by the prior year average balance.

(3)
Changes that are not identifiable as either volume-related or rate-related, but rather are equally attributable to both volume and rate changes, have been allocated to the volume and rate categories based upon the proportion of the absolute value of the volume and rate changes.

Effect of the Use of Derivatives on Net Interest Income
The following table shows the effect of using derivatives on net interest income. The effect on earnings from the non-interest components of derivatives related to market value adjustments is provided in “Non-Interest Income and Non-Interest Expense.”

(In millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Advances:
Amortization of hedging activities in net interest income	$(1)	$(1)	$(2)	$(2)
Net interest settlements included in net interest income	(20)	(23)	(41)	(46)
Mortgage loans:
Amortization of derivative fair value adjustments in net interest income	(1)	(1)	(2)	(1)
Consolidated Obligation Bonds:
Net interest settlements included in net interest income	5	5	10	9
Decrease to net interest income	$(17)	$(20)	$(35)	$(40)

Most of our derivatives synthetically convert the intermediate- and long-term fixed interest rates on certain Advances and Bonds to adjustable-coupon rates tied to short-term LIBOR (mostly one- and three-month repricing resets). These adjustable-rate coupons normally carry lower interest rates than the fixed rates. The use of derivatives lowered net interest income in each period primarily because the Advances that were swapped to short-term LIBOR had higher fixed interest rates than the Bonds that were swapped to short-term LIBOR. We accepted this reduction in earnings because it enabled us, as we designed, to significantly lower market risk exposure by creating a much closer match of actual cash flows between assets and liabilities than would occur otherwise. The reduction in earnings was similar in the three and six months ended June 30, 2015 and 2014.

Non-Interest Income and Non-Interest Expense

The following table presents non-interest income and non-interest expense for each of the three and six months ended June 30, 2015 and 2014.

(Dollars in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Non-interest income
Net gains on derivatives and hedging activities	$2	$4	$8	$2
Other non-interest income, net	3	3	6	8
Total non-interest income	$5	$7	$14	$10
Non-interest expense
Compensation and benefits	$10	$9	$20	$18
Other operating expense	5	4	10	9
Finance Agency	2	2	3	3
Office of Finance	1	1	2	2
Other	1	1	2	2
Total non-interest expense	$19	$17	$37	$34
Average total assets	$100,892	$101,492	$101,869	$101,842
Average regulatory capital	5,120	4,983	5,086	5,124
Total other expense to average total assets (1)	0.08%	0.07%	0.07%	0.07%
Total other expense to average regulatory capital (1)	1.49	1.34	1.46	1.33

(1)	Amounts used to calculate percentages are based on dollars in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

Non-interest income increased in the first six months of 2015 compared to the same period of 2014 primarily from larger gains on derivatives and hedging activities in 2015 compared to 2014, as presented in the table below. The increase in non-interest expense in 2015 resulted primarily from compensation and benefits.

Effect of Derivatives and Hedging Activities

(In millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net gains (losses) on derivatives and hedging activities
Advances:
Gains on fair value hedges	$1	$1	$2	$1
Losses on derivatives not receiving hedge accounting	—	—	(1)	(1)
Mortgage loans:
(Losses) gains on derivatives not receiving hedge accounting	(2)	2	(1)	—
Consolidated Obligation Bonds:
Gains on derivatives not receiving hedge accounting	3	1	8	2
Total net gains on derivatives and hedging activities	2	4	8	2
Net (losses) gains on financial instruments held at fair value (1)	—	—	(2)	2
Total net effect of derivatives and hedging activities	$2	$4	$6	$4

(1)	Includes only those gains or losses on financial instruments held at fair value that have an economic derivative "assigned."

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

(Dollars in millions)	Traditional Member Finance	MPP	Total
Three Months Ended June 30, 2015
Net interest income	$61	$24	$85
Net income	$46	$18	$64
Average assets	$93,436	$7,456	$100,892
Assumed average capital allocation	$4,669	$373	$5,042
Return on average assets (1)	0.20%	0.95%	0.26%
Return on average equity (1)	4.00%	18.90%	5.10%
Three Months Ended June 30, 2014
Net interest income after reversal for credit losses	$59	$19	$78
Net income	$44	$17	$61
Average assets	$94,796	$6,696	$101,492
Assumed average capital allocation	$4,537	$321	$4,858
Return on average assets (1)	0.18%	1.01%	0.24%
Return on average equity (1)	3.86%	21.16%	5.00%

(Dollars in millions)	Traditional Member Finance	MPP	Total
Six Months Ended June 30, 2015
Net interest income	$122	$40	$162
Net income	$95	$30	$125
Average assets	$94,553	$7,316	$101,869
Assumed average capital allocation	$4,647	$360	$5,007
Return on average assets (1)	0.20%	0.83%	0.25%
Return on average equity (1)	4.12%	16.92%	5.04%
Six Months Ended June 30, 2014
Net interest income after reversal for credit losses	$116	$39	$155
Net income	$87	$31	$118
Average assets	$95,103	$6,739	$101,842
Assumed average capital allocation	$4,666	$331	$4,997
Return on average assets (1)	0.18%	0.93%	0.23%
Return on average equity (1)	3.75%	18.93%	4.75%

(1)	Amounts used to calculate returns are based on numbers in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

Traditional Member Finance Segment
The $8 million increase in net income in the first six months of 2015, compared to the same period of 2014, was due primarily to higher spreads earned on Advances, growth in the average Advance balance, and larger unrealized net gains on derivatives and hedging activities. These items were partially offset by lower balances on mortgage-backed securities.

MPP Segment
The MPP continued to earn a substantial level of profitability compared to market interest rates, with a moderate amount of market risk and small amount of credit risk. In the first six months of 2015, the MPP averaged seven percent of total average assets while accounting for 24 percent of earnings.

Net interest income increased slightly in the first six months of 2015, compared to the same period of 2014, as a result of growth in average MPP balances, partially offset by higher net amortization expense.

Net interest income increased in the three months ended June 30, 2015, compared to the same period of 2014, as a result of growth in average MPP balances and by lower net amortization expense. Net income increased by a smaller amount because the factors above were partially offset by losses on MPP-related derivatives and hedging activities in the three-month comparison period compared to gains in the same period of 2014 and a reversal of credit losses in 2014 that did not reoccur in 2015.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT RISK MANAGEMENT

Market Risk

Market Value of Equity and Duration of Equity - Entire Balance Sheet
Two key measures of long-term market risk exposure are the sensitivities of the market value of equity and the duration of equity to changes in interest rates and other variables, as presented in the following tables for various instantaneous and permanent interest rate shocks. We compiled average results using data for each month end. Given the current very low level of rates, the down rate shocks are nonparallel scenarios, with short-term rates decreasing less than long-term rates so that no rate falls below zero.

Market Value of Equity

(Dollars in millions)	Down 300	Down 200	Down 100	Flat Rates	Up 100	Up 200	Up 300
Average Results
2015 Year-to-Date
Market Value of Equity	$4,742	$4,832	$4,972	$4,949	$4,848	$4,697	$4,530
% Change from Flat Case	(4.2)%	(2.4)%	0.5%	—	(2.0)%	(5.1)%	(8.5)%
2014 Full Year
Market Value of Equity	$4,763	$4,908	$4,961	$4,889	$4,771	$4,626	$4,479
% Change from Flat Case	(2.6)%	0.4%	1.5%	—	(2.4)%	(5.4)%	(8.4)%
Month-End Results
June 30, 2015
Market Value of Equity	$4,710	$4,873	$4,980	$4,893	$4,749	$4,584	$4,419
% Change from Flat Case	(3.7)%	(0.4)%	1.8%	—	(2.9)%	(6.3)%	(9.7)%
December 31, 2014
Market Value of Equity	$4,714	$4,824	$4,938	$4,920	$4,835	$4,688	$4,524
% Change from Flat Case	(4.2)%	(2.0)%	0.4%	—	(1.7)%	(4.7)%	(8.1)%

Duration of Equity

(In years)	Down 300	Down 200	Down 100	Flat Rates	Up 100	Up 200	Up 300
Average Results
2015 Year-to-Date	(4.4)	(3.6)	(0.6)	1.4	2.9	3.6	3.7
2014 Full Year	(3.7)	(2.1)	1.0	2.0	3.0	3.3	3.3
Month-End Results
June 30, 2015	(4.7)	(3.5)	0.7	2.7	3.4	3.7	3.7
December 31, 2014	(3.8)	(3.4)	(0.2)	1.0	2.6	3.5	3.7

During the first six months of 2015, as in 2014, consistent with our historical practice and risk appetite, we positioned market risk exposure to higher interest rates at a moderate level. Market risk exposure to lower rates continued to be at a favorable level because of our expectation of continued relatively subdued mortgage prepayment speeds compared to historical experiences (given the level of rates and composition of mortgage assets).

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

Market Risk Exposure of the Mortgage Assets Portfolio
The mortgage assets portfolio normally accounts for almost all market risk exposure because of prepayment volatility that we cannot completely hedge while maintaining positive net spreads. Sensitivities of the market value of equity allocated to the mortgage assets portfolio under interest rate shocks (in basis points) are shown below. At June 30, 2015, the mortgage assets portfolio had an assumed capital allocation of $1.2 billion based on the entire balance sheet's regulatory capital-to-assets ratio. Average results are compiled using data for each month-end. The market value sensitivities are one measure we use to analyze the portfolio's estimated market risk exposure.

% Change in Market Value of Equity-Mortgage Assets Portfolio

	Down 300	Down 200	Down 100	Flat Rates	Up 100	Up 200	Up 300
Average Results
2015 Year-to-Date	(26.5)%	(16.9)%	(1.0)%	—	(8.3)%	(21.4)%	(36.4)%
2014 Full Year	(19.1)%	(3.9)%	3.6%	—	(9.7)%	(22.1)%	(35.0)%
Month-End Results
June 30, 2015	(26.3)%	(8.3)%	5.1%	—	(12.0)%	(26.5)%	(41.4)%
December 31, 2014	(25.0)%	(13.7)%	(1.0)%	—	(7.9)%	(21.4)%	(36.6)%

The risk exposure of the mortgage assets portfolio to higher interest rates was similar in the first six months of 2015 compared to 2014. The dollar amount of exposure for any individual rate shock can be obtained by multiplying the percentage change by the assumed equity allocation. We believe the mortgage assets portfolio continues to have an acceptable amount of market risk exposure relative to the inherent market risks of owning mortgages and relative to their actual and expected profitability. We believe this exposure is consistent with our risk appetite philosophy and cooperative business model.

Capital Adequacy

Retained Earnings
We must hold sufficient capital to protect against exposure to various risks, including market, credit, and operational. We regularly conduct a variety of measurements and assessments for capital adequacy. At June 30, 2015, the $729 million of retained earnings substantially exceeded our policy minimum of $450 million and was comprised of $544 million unrestricted (an increase of $15 million from year-end 2014) and $185 million restricted (an increase of $25 million), which by regulation we are not permitted to distribute as dividends.

Given the regulatory environment and in an abundance of caution, we carry a greater amount of retained earnings than required by the policy. We will continue to bolster capital adequacy over time by allocating a portion of earnings to a separate restricted retained earnings account in accordance with the FHLBank System's Joint Capital Enhancement Agreement. We believe that the amount of retained earnings is sufficient to protect against members' impairment risk of their capital stock investment and to provide the opportunity to stabilize dividends.

Market Capitalization Ratios
We measure two sets of market capitalization ratios. One measures the market value of capital (i.e., stockholder equity) relative to the par value of regulatory capital stock (capital stock and mandatorily redeemable capital stock). The other measures the market value of capital relative to the book value of total capital, which includes retained earnings and mandatorily redeemable capital stock. The measures provide a point-in-time indication of the FHLB's liquidation or franchise value and also serve as a measure of realized or potential market risk exposure.

The following table presents the market value of equity to regulatory capital stock (excluding retained earnings) for the interest rate environments for which we have policy limits. A base case value below par could indicate that, in the event of an immediate liquidation scenario, capital stock may be impaired and returned at some value less than par.

	June 30, 2015	December 31, 2014
Market Value of Equity to Par Value of Regulatory Capital Stock - Base Case (Flat Rates) Scenario	111%	114%
Market Value of Equity to Par Value of Regulatory Capital Stock - Down Shock (1)	113	114
Market Value of Equity to Par Value of Regulatory Capital Stock - Up Shock (2)	104	108

(1)	Represents a down shock of 100 basis points.

(2)	Represents an up shock of 200 basis points.

In the first six months of 2015, the market capitalization ratios in the scenarios presented continued to be above minimum policy limits. Although the ratios declined modestly at June 30, 2015, they remained acceptable because retained earnings were 17 percent of regulatory capital stock at June 30, 2015 and we maintained market risk exposure at moderate levels.

The following table presents the market value of equity to the book value of total capital and mandatorily redeemable capital stock for the same interest rate environments. A base case value below par could indicate that interest rate risk has been or could be incurred in the future or that, in the event of an immediate liquidation scenario, a portion of retained earnings would need to be utilized in order to return regulatory capital stock at par. The base case ratio of 96 percent at June 30, 2015 indicates that approximately $236 million of retained earnings would be required in order to return all regulatory capital stock to stockholders at par value.

	June 30, 2015	December 31, 2014
Market Value of Equity to Book Value of Capital - Base Case (Flat Rates) Scenario (1)	96%	98%
Market Value of Equity to Book Value of Capital - Down Shock (1)(2)	97	99
Market Value of Equity to Book Value of Capital - Up Shock (1)(3)	90	94

(1)	Capital includes total capital and mandatorily redeemable capital stock.

(2)	Represents a down shock of 100 basis points.

(3)	Represents an up shock of 200 basis points.

Credit Risk

Overview
Our business entails a significant amount of inherent credit risk exposure. We believe our risk management practices, discussed below, bring the amount of residual credit risk to a minimal level. We have no loan loss reserves or impairment recorded for Credit Services, investments, and derivatives and a minimal amount of legacy credit risk exposure to the MPP.

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

Collateral: We require each member to provide us a security interest in eligible collateral before it can undertake any secured borrowing. Eligible collateral includes single-family loans, multi-family loans, home equity loans and lines of credit, commercial real estate, bond securities and farm real estate. The estimated value of pledged collateral is discounted in order to offset market, credit and liquidity risks that may affect the collateral's realizable value if it must be liquidated. Over-collateralization by one member is not applied to another member. At June 30, 2015, our policy of over-collateralization resulted in total collateral pledged of $259.5 billion to serve total borrowing capacity of $216.2 billion. The collateral composition remained relatively constant compared to the end of 2014.

Borrowing Capacity/Lendable Value: We determine borrowing capacity against pledged collateral by establishing minimum levels of over-collateralization (Collateralized Maintenance Requirements or CMRs). CMRs result in a lendable value, or borrowing capacity, that is less than the amount of pledged collateral.

We determine CMRs by statistical analysis and management assumptions relating to historical price volatility, inherent credit risks, liquidation costs, and the current credit and economic environment. We apply CMR results to the estimated values of pledged assets. CMRs vary among pledged assets and members based on the financial strength of the member institution, the issuer of bond collateral or the quality of securitized assets, the marketability of the pledged assets, the payment performance of pledged loan collateral, and the quality of loan collateral as reflected in the manner in which it was underwritten and is administered. The range of lendable values applied to each major collateral type did not change in the first six months of 2015.

Internal Credit Ratings: We perform credit underwriting of our members and nonborrower members and assign them an internal credit rating. The credit ratings are based on internal credit analysis and consideration of available credit ratings from independent credit rating organizations. We use the credit ratings in conjunction with other measures of the credit risk and pledged collateral, as described above, in managing credit risk exposure to member and nonmember borrowers. Current trends of our members' credit ratings indicate a general improvement in the overall financial condition of our members during the recovery of the economy and housing market.

Member Failures, Closures, and Receiverships: There were no member failures in 2015 through the date of this filing.

MPP
Overview: We believe that the residual amount of credit risk exposure to loans in the MPP is minimal, based on the same factors described in the 2014 Annual Report on Form 10-K. We believe based on our analysis that future credit losses will not harm capital adequacy and will not significantly affect profitability except under the most extreme and unlikely credit conditions.

Conventional Loan Portfolio Characteristics: The levels of loan-to-value ratios have improved over the last several years, consistent with the portfolio's excellent credit quality. The positive trends reflect the sustained recovery and improvement in the overall housing market. At June 30, 2015, the weighted average loan-to-value ratios for conventional loans based on origination values and estimated current values were 73 percent and 64 percent, respectively. These ratios were similar at December 31, 2014.

Credit Performance: The table below provides an analysis of conventional loans delinquent or in foreclosure, along with the national average serious delinquency rate.

	Conventional Loan Delinquencies
(Dollars in millions)	June 30, 2015	December 31, 2014
Early stage delinquencies - unpaid principal balance (1)	$51	$61
Serious delinquencies - unpaid principal balance (2)	$36	$43
Early stage delinquency rate (3)	0.7%	1.0%
Serious delinquency rate (4)	0.5%	0.7%
National average serious delinquency rate (5)	2.2%	2.4%

(1)	Includes conventional loans 30 to 89 days delinquent and not in foreclosure.

(2)	Includes conventional loans that are 90 days or more past due or where the decision of foreclosure or a similar alternative such as pursuit of deed-in-lieu has been reported.

(3)	Early stage delinquencies expressed as a percentage of the total conventional loan portfolio.

(4)	Serious delinquencies expressed as a percentage of the total conventional loan portfolio.

(5)
National average number of fixed-rate prime conventional loans that are 90 days or more past due or in the process of foreclosure is based on the most recent national delinquency data available. The June 30, 2015 rate is based on March 31, 2015 data.

The MPP has experienced a relatively small amount of delinquencies and foreclosures, with rates continuing to be well below national averages, which further supports our view that the overall portfolio is comprised of high-quality, well-performing loans.

Credit Enhancements: Conventional mortgage loans are supported against credit losses by various combinations of primary mortgage insurance (PMI), supplemental mortgage insurance (SMI) (for loans purchased before February 2011), and the Lender Risk Account (LRA). The LRA is a holdback of a portion of the initial purchase price to cover expected credit losses for a specific pool of loans. Starting after five years from the loan purchase date, we may return the holdback to PFIs if they manage credit risk to predefined acceptable levels of exposure on the loan pools they sell to us. The LRA had balances of $149 million and $129 million at June 30, 2015 and December 31, 2014, respectively. For more information, see Note 9 of the Notes to Unaudited Financial Statements.

Credit Losses: The following table shows the effects of credit enhancements on our estimation of credit losses at the noted periods. Estimated incurred credit losses, after credit enhancements are accounted for in the allowance for credit losses or as a charge off (i.e., a reduction to the principal of mortgage loans held for portfolio).

(In millions)	June 30, 2015	December 31, 2014
Estimated incurred credit losses, before credit enhancements	$(16)	$(23)
Estimated amounts deemed recoverable by:
Primary mortgage insurance	2	2
Supplemental mortgage insurance	9	13
Lender Risk Account	2	3
Estimated incurred credit losses, after credit enhancements	$(3)	$(5)

The data presented above provide further information on the aggregate health of the portfolio. Credit risk exposure depends on the actual and potential credit performance of the loans in each pool compared to the pool's equity (on individual loans) and credit enhancements, including PMI (for individual loans), SMI and the LRA.

The estimate of credit losses at June 30, 2015 decreased from the end of 2014 due to realized credit losses as problem loans continued to liquidate and as delinquency trends and housing prices improved.

In addition to the allowance for credit losses recorded, we regularly analyze potential ranges of additional lifetime credit risk exposure for the loans in the MPP. Even under adverse scenarios for either home prices or unemployment rates, we expect that further credit losses would not significantly decrease profitability. For example, assuming a 20 percent decline in all home prices in each of the next two years, we estimate that our lifetime credit losses, net of the effect of credit enhancements, could increase by approximately $9 million, which would decrease annual ROE by 0.03 percentage points over the next five years (we estimate most of the losses to occur in the next five years).

Credit Risk Exposure to Insurance Providers:
PMI
Some of our conventional loans carry PMI as a credit enhancement feature. Based on the guidelines of the MPP, we have assessed that we have no credit risk exposure to our PMI providers.

SMI
Another credit enhancement feature on some conventional loans is SMI purchased from Genworth and Mortgage Guaranty Insurance Corporation (MGIC). Beginning February 1, 2011, we discontinued use of SMI as a credit enhancement for new loan purchases; instead, we now augment credit enhancements with a greater amount of the purchase proceeds added to the LRA. At June 30, 2015, we had $1.6 billion of conventional loans purchased prior to February 2011 with outstanding SMI coverage through Genworth and MGIC that are paying down over time. Due to the possibility that MGIC and Genworth may not pay all of the future insurance claims we make, we have estimated that $0.3 million of such payments are not probable, which is reflected in our allowance for credit losses at June 30, 2015. The estimation of SMI exposure, similar to overall trends of our loan losses, has declined over the last several years.

Investments
Liquidity Investments: Liquidity investments may be unsecured, guaranteed by the U.S. government, or secured (i.e., collateralized). For unsecured liquidity investments, we invest in the debt securities of highly rated, investment-grade institutions, have appropriate and conservative limits on dollar and maturity exposure to each institution, and have strong credit underwriting practices, including active monitoring of credit quality of our counterparties and of the environment in which they operate. We purchased liquidity investments from counterparties that have a strong ability to repay principal and interest.

Finance Agency regulations limit our unsecured liquidity investments to a counterparty or group of affiliated counterparties to maturities of no more than nine months and a dollar amount based on a percentage of eligible regulatory capital. The permissible percentage ranges from one percent to 15 percent of regulatory capital based on the counterparty's lowest long-term credit rating of its debt from a nationally recognized statistical rating organization (NRSRO). The lowest long-term credit rating for a counterparty to which we are permitted to extend credit is double-B. We complement reliance on NRSRO ratings for unsecured investment activity by also considering internal credit risk analytics on unsecured counterparties.

The following table presents the carrying value of liquidity investments outstanding in relation to the counterparties' lowest long-term credit ratings provided by Standard & Poor's, Moody's, and/or Fitch Advisory Services. For resale agreements, the ratings shown are based on ratings of the associated collateral.

(In millions)	June 30, 2015
	Long-Term Rating
	AA	A	Total
Unsecured Liquidity Investments
Federal funds sold	$2,005	$2,245	$4,250
Certificates of deposit	250	300	550
Total unsecured liquidity investments	2,255	2,545	4,800
Guaranteed/Secured Liquidity Investments
Securities purchased under agreements to resell	1,465	—	1,465
Government-sponsored enterprises (1)	32	—	32
Total guaranteed/secured liquidity investments	1,497	—	1,497
Total liquidity investments	$3,752	$2,545	$6,297

	December 31, 2014
	Long-Term Rating
	AA	A	Total
Unsecured Liquidity Investments
Federal funds sold	$2,100	$4,500	$6,600
Certificates of deposit	950	400	1,350
Total unsecured liquidity investments	3,050	4,900	7,950
Guaranteed/Secured Liquidity Investments
Securities purchased under agreements to resell	3,343	—	3,343
Government-sponsored enterprises (1)	26	—	26
Total guaranteed/secured liquidity investments	3,369	—	3,369
Total liquidity investments	$6,419	$4,900	$11,319

(1)
Consists of securities that are issued and effectively guaranteed by Fannie Mae and/or Freddie Mac, which have the support of the U.S. government, although they are not obligations of the U.S. government.

During the first six months of 2015, we purchased a portion of our total liquidity investments from counterparties for which the investments are secured with collateral (secured resale agreements). We believe these investments present little or no credit risk exposure to us.

The following table presents credit ratings of our unsecured investment credit exposure by the domicile of the counterparty or the domicile of the counterparty's parent for U.S. branches and agency offices of foreign commercial banks.

(In millions)	June 30, 2015
		Counterparty Rating (1)
Domicile of Counterparty	Sovereign Rating (1)	AA	A	Total
Domestic	AA+	$—	$100	$100
U.S. branches and agency offices of foreign commercial banks:
Canada	AAA	365	830	1,195
Australia	AAA	970	—	970
Netherlands	AAA	—	920	920
Germany	AAA	200	595	795
Finland	AAA	720	—	720
Switzerland	AAA	—	100	100
Total U.S. branches and agency offices of foreign commercial banks		2,255	2,445	4,700
Total unsecured investment credit exposure		$2,255	$2,545	$4,800

(1)	Represents the lowest long-term credit rating provided by Standard & Poor's, Moody's, and/or Fitch Advisory Services.

The following table presents the remaining contractual maturity of our unsecured investment credit exposure by the domicile of the counterparty or the domicile of the counterparty's parent for U.S. branches and agency offices of foreign commercial banks.

(In millions)	June 30, 2015
Domicile of Counterparty	Overnight	Due 2 days through 30 days	Due 31 days through 90 days	Total
Domestic	$—	$100	$—	$100
U.S. branches and agency offices of foreign commercial banks:
Canada	1,095	—	100	1,195
Australia	970	—	—	970
Netherlands	920	—	—	920
Germany	795	—	—	795
Finland	720	—	—	720
Switzerland	—	—	100	100
Total U.S. branches and agency offices of foreign commercial banks	4,500	—	200	4,700
Total unsecured investment credit exposure	$4,500	$100	$200	$4,800

At June 30, 2015, all of the $4.8 billion of unsecured investment exposure was to counterparties with holding companies domiciled in countries receiving either AAA or AA+ long-term sovereign ratings. Furthermore, we restrict a significant portion of unsecured lending to overnight maturities, which further limits risk exposure to these counterparties. Finance Agency regulations require all counterparties exposed to non-U.S. countries to be domestic U.S. branches of foreign counterparties. We also limit exposure to counterparties and countries that could have significant direct or indirect exposure to European sovereign debt.

Mortgage-Backed Securities.

GSE Mortgage-Backed Securities
At June 30, 2015, $11.6 billion of mortgage-backed securities held were single-family GSE securities issued by Fannie Mae and Freddie Mac, which provide credit safeguards by guaranteeing either timely or ultimate payments of principal and interest. We believe that the conservatorships of Fannie Mae and Freddie Mac lower the chance that they would not be able to fulfill their credit guarantees and that the securities issued by these two GSEs are effectively government guaranteed. In addition, based on the data available to us and our purchase practices, we believe that most of the mortgage loans backing our GSE mortgage-backed securities are of high quality with acceptable credit performance.

Mortgage-Backed Securities Issued by Other Government Agencies
We also invest in mortgage-backed securities issued and guaranteed by Ginnie Mae and the NCUA. These investments totaled $2.9 billion at June 30, 2015. We believe that the strength of the issuers' guarantees and backing by the full faith and credit of the U.S. government is sufficient to protect us against credit losses on these securities.

Private-Label Mortgage-Backed Securities
We held no private-label mortgage-backed securities at June 30, 2015.

Derivatives
Credit Risk Exposure: We mitigate most of the credit risk exposure resulting from interest rate swap transactions through collateralization. The table below presents the derivative positions to which we had credit risk exposure at June 30, 2015.

(In millions)
Credit Rating (1)	Total Notional	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Net Credit Exposure to Counterparties
Non-member counterparties:
Asset positions with credit exposure:
Bilateral derivatives:
AA	$20	$—	$—	$—
A	190	2	—	2
BBB	188	2	—	2
Liability positions with credit exposure:
Cleared derivatives (2)	6,967	(2)	21	19
Total derivative positions with credit exposure to non-member counterparties	7,365	2	21	23
Member institutions (3)	46	—	—	—
Total	$7,411	$2	$21	$23

(1)	Each category includes the related plus (+) and minus (-) ratings (i.e., “A” includes “A+” and “A-” ratings).

(2)	Represents derivative transactions cleared with clearinghouses, which are not rated.

(3)	Represents Mandatory Delivery Contracts.

Based on both the gross and net exposures, we had a minimal amount of residual credit risk exposure on bilateral derivatives throughout the first six months of 2015. Gross exposure would likely increase if interest rates rise and could increase if the composition of our derivatives change. However, contractual collateral provisions in these derivatives would limit net exposure to acceptable levels.

The following tables present counterparties that provided 10 percent or more of the total notional amount of bilateral interest rate swap derivatives outstanding.

(In millions)
June 30, 2015				December 31, 2014
Counterparty	Credit Rating Category	Notional Principal	Net Unsecured Exposure	Counterparty	Credit Rating Category	Notional Principal	Net Unsecured Exposure
Deutsche Bank AG	BBB	$1,584	$—	Wells Fargo Bank, N.A.	AA	$1,104	$—
Wells Fargo Bank, N.A.	AA	1,230	—	Deutsche Bank AG	A	1,049	—
				HSBC Bank USA, N.A.	A	1,000	—

Although we cannot predict if we will realize credit risk losses from any of our derivatives counterparties, we believe that all of them will be able to continue making timely interest payments and, more generally, to continue to satisfy the terms and conditions of their derivative contracts with us. As of June 30, 2015, we had $0.2 billion of notional principal of interest rate swaps outstanding to one member, JPMorgan Chase Bank, N.A., which also had outstanding credit services with us. Due to the amount of market value collateralization, we had no outstanding credit exposure to this counterparty related to interest rate swaps outstanding.

Lehman Brothers Derivatives: See Note 19 of the Notes to Unaudited Financial Statements for information on derivatives we had with Lehman Brothers at the time of its bankruptcy in September 2008.

Exposure to Member Concentration

We regularly assess concentration risks from business activity. We believe that the current concentration of Advance activity is consistent with our risk management philosophy, and the impact of borrower concentration on market risk, credit risk, and operational risk, after considering mitigating controls, is small.

Liquidity Risk

Liquidity Overview
As shown on the Statements of Cash Flows, in the first six months of 2015, our portion of the System's debt issuances totaled $125.0 billion for Discount Notes and $9.1 billion for Bonds. The System's favorable debt ratings, the implicit U.S. government backing of our debt, and our effective risk management have been instrumental in ensuring satisfactory access to the capital markets.

Our liquidity position remained strong during the first six months of 2015, and our overall ability to fund our operations through debt issuances at acceptable interest costs remained sufficient. Although we can make no assurances, we expect this to continue to be the case. Additionally, in July 2015, the Office of Finance modified its Discount Note Auction program to enhance its short-term debt issuance programs and to strengthen the FHLBank System's ability to meet the funding needs of members. The bi-weekly discount note auction was modified to use a single-price (Dutch) award method to determine the winning bids and the 9-week maturity was replaced with an 8-week maturity. The Discount Note Auction program is one of many short- and long-term debt issuance programs and products offered by the FHLBank System. We believe the possibility of a liquidity or funding crisis in the FHLBank System that would impair our ability to participate, on a cost-effective basis, in issuances of new debt, service outstanding debt, maintain adequate capitalization, or pay competitive dividends is remote.

We must meet both operational and contingency liquidity requirements. We satisfied the operational liquidity requirement by both meeting a contingency liquidity requirement, discussed below, and because we were able to adequately access the capital markets to issue debt. The amount of overnight liquidity was generally in the range of $5 billion to $15 billion during the first six months of 2015. In addition, Finance Agency guidance requires us to target at least 5 to 15 consecutive days of positive liquidity based on specific assumptions under two scenarios. We target holding at least three extra days of positive liquidity under each scenario, although as market conditions warrant we may hold, and often do hold, additional amounts.

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

(In millions)	June 30, 2015	December 31, 2014
Contingency Liquidity Requirement
Total Contingency Liquidity Reserves (1)	$24,749	$30,594
Total Requirement (2)	(16,363)	(12,155)
Excess Contingency Liquidity Available	$8,386	$18,439

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

(In millions)	June 30, 2015	December 31, 2014
Deposit Reserve Requirement
Total Eligible Deposit Reserves	$73,222	$77,920
Total Member Deposits	(725)	(730)
Excess Deposit Reserves	$72,497	$77,190

Contractual Obligations
The following table summarizes our contractual obligations at June 30, 2015. The allocations according to the expiration terms and payment due dates of these obligations were not materially different from those at the end of 2014. Changes reflected normal business variations. We believe that, as in the past, we will continue to have sufficient liquidity, including from access to the debt markets to issue Consolidated Obligations, to satisfy these obligations on a timely basis.

(In millions)	< 1 year	1 < 3 years	3 < 5 years	> 5 years	Total
Contractual Obligations
Long-term debt (Bonds) - par (1)	$18,576	$11,122	$7,391	$8,051	$45,140
Operating leases (include premises and equipment)	1	2	2	5	10
Mandatorily redeemable capital stock	57	—	8	—	65
Commitments to fund mortgage loans	495	—	—	—	495
Pension and other postretirement benefit obligations	3	5	5	25	38
Total Contractual Obligations	$19,132	$11,129	$7,406	$8,081	$45,748

(1)
Does not include Discount Notes and contractual interest payments related to Bonds. Total is based on contractual maturities; the actual timing of payments could be affected by factors affecting redemptions.

Off-Balance Sheet Arrangements
The following table summarizes our off-balance sheet items at June 30, 2015. The allocations according to the expiration terms and payment due dates of these items were not materially different from those at the end of 2014, and changes reflected normal business variations.

(In millions)	< 1 year	1 < 3 years	3 < 5 years	> 5 years	Total
Off-balance sheet items (1)
Standby Letters of Credit	$18,869	$58	$24	$55	$19,006
Standby bond purchase agreements	69	58	12	—	139
Consolidated Obligations traded, not yet settled	18	—	15	23	56
Total off-balance sheet items	$18,956	$116	$51	$78	$19,201

(1)	Represents notional amount of off-balance sheet obligations.

Operational Risk

There were no material developments regarding our operational risk exposure during the first six months of 2015.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Information required by this Item is set forth under the caption “Quantitative and Qualitative Disclosures About Risk Management” in Part I, Item 2, of this Report.

Item 4.	Controls and Procedures.

DISCLOSURE CONTROLS AND PROCEDURES

As of June 30, 2015, the FHLB's management, including its principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, these two officers each concluded that, as of June 30, 2015, the FHLB maintained effective disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that it files under the Exchange Act is (1) accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As of June 30, 2015, the FHLB's management, including its principal executive officer and principal financial officer, evaluated the FHLB's internal control over financial reporting. Based upon that evaluation, these two officers each concluded that there were no changes in the FHLB's internal control over financial reporting that occurred during the quarter ended June 30, 2015 that materially affected, or are reasonably likely to materially affect, the FHLB's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.	Risk Factors.

For a discussion of the FHLB's risk factors, see Part I, Item 1A. "Risk Factors" in the FHLB's 2014 Annual Report on Form 10-K. There have been no material changes from the risk factors in the FHLB's 2014 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

From time to time the FHLB provides Letters of Credit in the ordinary course of business to support members' obligations issued in support of unaffiliated, third-party offerings of notes, bonds or other securities. The FHLB provided $11.1 million of such credit support during the three months ended June 30, 2015. To the extent that these Letters of Credit are securities for purposes of the Securities Act of 1933, their issuance is exempt from registration pursuant to Section 3(a)(2) thereof.

Item 6.	Exhibits.

(a)	Exhibits.

See Index of Exhibits

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 6th day of August 2015.

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