Form 10-K
period 2015-12-31
Federal Home Loan Bank of Cincinnati
filed 2016-03-17
CIK 1326771

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
☐ Yes   ☒ No
As of February 29, 2016, the registrant had 43,340,502 shares of capital stock outstanding, which included stock classified as mandatorily redeemable. The capital stock of the registrant is not listed on any securities exchange or quoted on any automated quotation system, only may be owned by members and former members and is transferable only at its par value of $100 per share.
Documents Incorporated by Reference: None

Page 1 of	162

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

COMPANY INFORMATION

Organizational Structure

The FHLB is a regional wholesale bank that provides financial products and services to our members. We are part of the FHLBank System (or System). Each FHLBank operates as a separate entity with its own stockholders, employees, Board of Directors, and business model. Our region, known as the Fifth District, is comprised of Kentucky, Ohio and Tennessee.

The U.S. Congress chartered the FHLBank System in the Federal Home Loan Bank Act of 1932 (the FHLBank Act) to help provide liquidity in the U.S. housing market. FHLBanks are GSEs of the United States of America. A GSE combines private sector ownership with public sector sponsorship. In addition to being GSEs, the FHLBanks are cooperative institutions, privately and wholly owned by their members, who purchase capital stock and who are the primary customers.

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

All federally insured depository institutions, certain insurance companies, and community development financial institutions chartered in the Fifth District may voluntarily apply for membership in our FHLB. Applicants must satisfy membership requirements in accordance with statutes and Finance Agency regulations. These requirements deal primarily with home financing activities, satisfactory financial condition such that Advances may be made safely, and matters related to the regulatory, supervisory and management oversight of the applicant. By law, an institution is permitted to be a member of only one FHLBank, although a holding company may have memberships in more than one FHLBank through its subsidiaries.

The combination of public sponsorship and private ownership that drives our business model is reflected in the composition of our 17-member Board of Directors, all of whom members elect. Ten directors are officers and/or directors of our member institutions, while the remaining directors are independent directors who represent the public interest.

At December 31, 2015, we had 699 members, 203 full-time employees, and no part-time employee. Our employees are not represented by a collective bargaining unit.

Mission and Corporate Objectives

The FHLB's mission is to provide financial intermediation between the capital markets and our member stockholders in order to facilitate and expand the availability of financing for housing and community lending and investment.

How We Achieve Our Mission
We achieve our mission through a cooperative business model. We raise private-sector capital from member stockholders and issue high-quality debt securities in the capital markets (along with other FHLBanks) in order to provide products and services (called Mission Asset Activity) to members and generate a competitive return on their capital investment in our company.

The primary products we offer are readily available low-cost loans called Advances, purchases of certain whole mortgage loans sold by qualifying members through the Mortgage Purchase Program (MPP), and Letters of Credit. We also offer affordable housing programs and related activities to support members in their efforts to assist low- and moderate-income households and their local communities. To a more limited extent, we also have several correspondent services that assist members in operational administration.

The primary way we obtain funding is through participation in the issuance of the FHLBank System's unsecured debt securities, called Consolidated Obligations, in the global capital markets. Secondary sources of funding are capital and deposits we accept from our members. A critical component of the success of the FHLBank System is its ability to maintain a comparative advantage in funding, which is due largely to its GSE status and low risk operations. We regularly issue Obligations under a wide range of maturities, structures, and amounts, and at relatively favorable spreads to benchmark market interest rates (represented by U.S. Treasury securities and the London InterBank Offered Rate (LIBOR)) compared with many other financial institutions.

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

▪	Mission Asset Activity: Implement strategies and tactics to effectively manage ongoing operations and promote members’ usage of our products and services.

▪	Stock Return: Earn adequate profitability so that members receive a competitive long-term dividend rate on their capital stock investment.

▪	Housing and Community Investment Programs: Maintain effective housing and community investment programs that maximize mandatory programs and offer additional voluntary contributions.

▪
Safe and Sound Operations: Optimize the FHLB’s counterparty and deposit ratings, achieve an acceptable rating on annual regulatory examinations, and maintain an adequate amount and composition of capital.

▪	Risk Management: Employ effective risk management practices and maintain risk exposures at low to moderate levels.

▪	Governance: Operate in accordance with effective corporate governance processes.

Business Activities

Mission Asset Activity
The following are our principal business activities with members:

▪	We lend readily-available, competitively-priced, and fully-collateralized Advances.

▪	We issue collateralized Letters of Credit.

▪	We purchase qualifying residential mortgage loans through the MPP and hold them on our balance sheet.

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

Ratings of Nationally Recognized Statistical Rating Organizations

The FHLBank System's comparative advantage in funding is acknowledged in its excellent credit ratings from nationally recognized statistical rating organizations (NRSROs). Moody's Investors Service (Moody's) currently assigns, and historically has assigned, the System's Consolidated Obligations the highest ratings available: long-term debt is rated Aaa and short-term debt is rated P-1. It also assigns a Prime-1 short-term bond rating on each FHLBank. It affirmed these ratings in 2015 and maintained a stable outlook. In 2015, Standard & Poor's affirmed its issuer credit ratings on each FHLBank and its AA+ ratings on the System's senior debt and also maintained a stable outlook.

The ratings closely follow the U.S. sovereign ratings from both agencies. The lower-than AAA debt ratings from Standard & Poor's has had no discernible impact on the System's debt issuance capabilities since the rating change occurred in 2011.

The agencies' rationales for their ratings of the System and our FHLB include the System's status as a GSE; the joint and several liability for Obligations; excellent overall asset quality; extremely strong capacity to meet commitments to pay timely principal and interest on debt; strong liquidity; conservative use of derivatives; adequate capitalization relative to our risk profile; a stable capital structure; and the fact that no FHLBank has ever defaulted on repayment of, or delayed return of principal or interest on, any Obligation.

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

BUSINESS SEGMENTS

We manage the development, resource allocation, product delivery, pricing, credit risk management, and operational administration of our Mission Asset Activity in two business segments: Traditional Member Finance and the MPP. Traditional Member Finance includes Credit Services, Housing and Community Investment, Investments, some correspondent and deposit services, and other financial products of the FHLB. See the “Segment Information” section of “Results of Operations” in Item 7 and Note 18 of the Notes to Financial Statements for more information on our business segments, including their results of operations.

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

We price a variety of standard Advance programs every business day and several other standard programs on demand. We also offer customized, non-standard Advances. Having diverse programs gives members the flexibility to choose and customize their borrowings according to size, maturity, interest rate, interest rate index (for adjustable-rate coupons), interest rate options, and other features.

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

How We Manage Risks of Credit Services. We manage market risk from Advances by funding them with Consolidated Obligations and interest rate swaps that have similar interest rate risk characteristics as the Advances. The net effect is that in practice we mitigate nearly all of Advances' market risk exposures.

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

Housing and Community Investment
Our Housing and Community Investment Programs include the Affordable Housing Program and various housing and community economic development-related Advance programs. We fund the Affordable Housing Program with an accrual equal to 10 percent of our previous year's net earnings, mandated by the Financial Institutions Reform, Recovery and Enforcement Act of 1989. See Note 14 of the Notes to Financial Statements for a complete description of the Affordable Housing Program calculation.

The Affordable Housing Program provides funding for the development of affordable housing. The Program consists of a Competitive Program and a homeownership program called Welcome Home, which assists homebuyers with down payments and closing costs. Under the Competitive Program, we currently distribute funds in the form of grants to members that apply and successfully compete in an annual offering. Under Welcome Home, we make funds available beginning in March until they have been fully committed. For both programs, the income of qualifying individuals or households must be 80 percent or less of the area median income. We set aside up to 35 percent of the Affordable Housing Program accrual for Welcome Home and allocate the remainder to the Competitive Program.

Our Board of Directors also may allocate funds to voluntary housing programs. In 2015, the Board re-authorized an additional $1 million to the Carol M. Peterson Housing Fund for use during the year. These funds are primarily used as grants to pay for accessibility rehabilitation and emergency repairs for special needs and elderly homeowners. In March 2016, the Board re-authorized this fund in the amount of $1.5 million for use in 2016. In 2012, the Board of Directors also established the Disaster Reconstruction Program, a $5 million voluntary housing program that provides grants for purchase or rehabilitation of a home to Fifth District residents that have suffered loss or damage to their primary residence as a result of a state or federally declared disaster. Since the program's inception, we have disbursed nearly $3 million to assist 177 households.

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

Investments
Types of Investments. One reason we hold investments is to carry sufficient asset liquidity. Permissible liquidity investments include Federal funds, certificates of deposit, bank notes, bankers' acceptances, commercial paper, securities purchased under agreements to resell, and debt securities issued by the U.S. government or its agencies. The first five categories represent unsecured lending to private counterparties. We also may place deposits with the Federal Reserve Bank. We are prohibited by Finance Agency regulations from investing (secured or unsecured) in financial investments issued by non-U.S. entities other than those issued by U.S. branches and agency offices of foreign commercial banks. Most liquidity investments have short-term maturities.

We are also permitted by regulation to purchase the following other investments, which have longer original maturities than liquidity investments:

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

We have never purchased asset-backed securities and do not own any privately-issued mortgage-backed securities. Per Finance Agency regulations, the total investment in mortgage-backed securities and asset-backed securities may not exceed, on a book value basis, 300 percent of previous month-end regulatory capital on the day we purchase the securities. See the “Capital Resources” section below for the definition of regulatory capital.

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

Deposits
We provide a variety of deposit programs, including demand, overnight, term and Federal funds, which enable depositors to invest funds in short-term liquid assets. We accept deposits from members, other FHLBanks, any institution to which we offer correspondent services, and other government instrumentalities. The rates of interest we pay on deposits are subject to change daily based on comparable money market interest rates. The balances in deposit programs tend to vary positively with the amount of idle funds members have available to invest, as well as, the level of short-term interest rates. Deposits have represented a small component of our funding in recent years, typically less than one percent of our funding sources.

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

A “conventional” mortgage refers to a non-government-guaranteed mortgage. A “conforming” mortgage refers to the maximum amount permissible to be lent as a regular prime (i.e., non-jumbo, non-subprime) mortgage. For 2016, the Finance Agency re-established the conforming limit at $417,000 with loans originated in a limited number of high-cost cities and counties receiving higher conforming limits. We do not purchase mortgages subject to these higher amounts.

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

FUNDING - CONSOLIDATED OBLIGATIONS

Our primary source of funding and hedging market risk exposure is through participation in the sale of debt securities (Consolidated Obligations) to global investors. Obligations are the joint and several obligations of all the FHLBanks, backed only by the financial resources of these institutions.

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

Finance Agency regulations govern the issuance of Obligations. An FHLBank may not issue individual debt securities without Finance Agency approval, and we have never done so. The Office of Finance services Obligations, prepares the FHLBank System's quarterly and annual combined financial statements, and serves as a source of information for the FHLBanks on capital market developments.

We have the primary liability for our portion of Obligations, i.e., those issued on our behalf for which we received the proceeds. However, we also are jointly and severally liable with the other FHLBanks for the payment of principal and interest on all Obligations. If we do not pay the principal or interest in full when due on any Obligation issued on our FHLB's behalf, we are prohibited from paying dividends or redeeming or repurchasing shares of capital stock. If another FHLBank were unable to repay its participation in an Obligation for which it is the primary obligor, the Finance Agency could call on each of the other FHLBanks to repay all or part of the Obligation. The Finance Agency has never invoked this authority.

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

Our Capital Plan has the following basic characteristics:

▪
We offer only one class of capital stock, Class B, which is redeemable upon a member's five-year advance written notice, with certain conditions described below. We may elect, at our discretion, to repurchase stock redemption requests sooner than five years.

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

The FHLB must capitalize all Mission Asset Activity with capital stock at a rate of at least four percent. However, each member is permitted to maintain an amount of activity stock within the range of minimum and maximum percentages for each type of Mission Asset Activity. The current percentages are as follows:

Mission Asset Activity	Minimum Activity Percentage	Maximum Activity Percentage
Advances	2%	4%
Advance Commitments	2	4
MPP	0	4

If a member owns more stock than is needed to satisfy both its membership stock requirement and the maximum activity stock percentages for its Mission Asset Activity, we designate the remaining stock as the member's excess capital stock. The member may utilize its excess stock to capitalize additional Mission Asset Activity.

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

If our FHLB is liquidated and after payment in full to our creditors, stockholders would be entitled to receive the par value of their capital stock. In addition, each stockholder would be entitled to any retained earnings in an amount proportional to the stockholder's share of the total shares of capital stock. In the event of a merger or consolidation of the FHLB, the Board of Directors shall determine the rights and preferences of the FHLB's stockholders, subject to any terms and conditions imposed by the Finance Agency.

Retained Earnings

Purposes and Amount of Retained Earnings
Retained earnings are important to protect members' capital stock investment against the risk of impairment and to enhance our ability to pay stable and competitive dividends when earnings may be volatile in light of the risks we face. Impairment risk is the risk that members would have to write down the par value of their capital stock investment in our FHLB as a result of their analysis of ultimate recoverability. An extreme situation of earnings instability, in which losses exceeded the amount of our retained earnings for a period of time determined to be other-than-temporary, could result in a determination that the value of our capital stock was impaired.

We have a policy that sets forth a range for the amount of retained earnings we believe is needed to mitigate impairment risk and facilitate dividend stability in light of the risks we face. The current retained earnings requirement ranges from $375 million to $600 million, based on mitigating quantifiable risks under very stressed business and market scenarios to a 99 percent confidence level. Given the regulatory environment, we carry a greater amount of retained earnings than required by the Policy. At the end of 2015, our retained earnings totaled $765 million. We believe the current amount of retained earnings is sufficient to protect our capital stock against impairment risk and to provide dividend stability if needed.

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

Similar to our participation in debt issuances, use of derivatives is integral to hedging market risk created by offering Advances, purchasing mortgage assets, and transacting mortgage commitments. Derivatives related to Advances most commonly hedge either:

▪	below-market rates and/or the market risk exposure on Putable Advances, and certain other Advances, for which members have sold us options embedded within the Advances; or

▪	Regular Fixed-Rate Advances when it may not be as advantageous to issue Obligations or when it may improve our market risk management.

Derivatives related to mortgage assets are used to augment debt issuance in the hedging of market risk. We also use derivatives to hedge the market risk associated with fixed-rate mortgage purchase commitments in the MPP.

Derivatives transactions related to Bonds also help us intermediate between the preference of capital market investors for intermediate- and long-term fixed-rate debt securities and the preference of our members for shorter-term or adjustable-rate Advances. We can satisfy the preferences of both groups by issuing long-term fixed-rate Bonds and entering into an interest rate swap that synthetically converts the Bonds to an adjustable-rate LIBOR funding basis that matches up with the short-term and adjustable-rate Advances, thereby preserving a favorable interest rate spread.

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

COMPETITION

Numerous economic and financial factors influence members' use of Mission Asset Activity. One of the most important factors that affect Advance demand is the amount of member deposits, which for most members are their primary source of funds. In addition, both small and, in particular, large members typically have access to wholesale funds besides FHLB Advances. Another important source of competition for Advances is the ongoing fiscal and monetary stimuli initiated by the federal government to combat the continued difficulties in the housing market and broader economy. This is discussed in Item 1A's “Risk Factors” and in Item 7's “Executive Overview."

The holding companies of some of our large asset members have membership(s) in other FHLBanks through their affiliates. Others could initiate memberships in other Districts. The competition among FHLBanks for the business of multiple-membership institutions is similar to the FHLBanks' competition with other wholesale lenders and mortgage investors. We compete with other FHLBanks on the offerings and pricing of Mission Asset Activity, earnings and dividend performance, collateral policies, capital plans, and members' perceptions of our relative safety and soundness. Some members may also evaluate benefits of diversifying business relationships among FHLB memberships. We regularly monitor these competitive forces among the FHLBanks.

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

Because our business tends to be cyclical, a recessionary economy normally lowers the amount of Mission Asset Activity, can decrease profitability, and can cause stockholders to request redemption of a portion of their capital or request withdrawal from membership (both referred to in this document as “request withdrawal of capital”). These unfavorable effects are more likely to occur and be more severe if a weak economy is accompanied by significant changes in interest rates, stresses in the housing market, elevated competitive forces, or actual or potential changes in the legislative and regulatory environment.

Since the last recession, which officially ended in 2009, the economy has grown at a measured pace, contributing to tempered broad-based member demand for Mission Asset Activity. In addition, overall Advance demand has been and continues to be unfavorably affected by the substantial amount of deposit based liquidity provided to financial institutions through the monetary actions of the Federal Reserve, and a more onerous regulatory environment for our members. Acceleration of these conditions or another recession could decrease Mission Asset Activity, which could reduce profitability.

Competition. The competitive environment for our products could adversely affect business activities, including decreasing the level and utilization rates of Mission Asset Activity, earnings, and capitalization.

We operate in a highly competitive environment for Mission Asset Activity. Increased competition could decrease the amount of Mission Asset Activity and narrow profitability on that activity, both of which could cause stockholders to request withdrawals of capital. Historically, our primary competition has been from other wholesale lenders and debt issuers, including other GSEs. A substantial source of competition in the last eight years has come from the federal government's actions to stimulate the economy, especially the actions of the Federal Reserve System through its policies of quantitative easing and maintaining extremely low interest rates. Among other effects, these actions have significantly expanded liquidity and excess reserves available to many members. We expect overall, broad-based growth in Advance demand will remain modest until the government reduces these initiatives by tightening monetary policy and winding down its holdings of U.S. Treasury and mortgage-backed securities. Even if these events take place, we cannot provide assurance regarding the pace or strength of the renewed Advance demand that we would anticipate.

In addition, the FHLBank System competes for funds through issuance of debt with the U.S. Treasury, Fannie Mae, Freddie Mac, other GSEs, and corporate, state, and sovereign entities, among others. Increases in the supply and types of competing debt products or other regulatory factors could adversely affect the System's ability to access funding or increase the cost of our debt issuance. Either of these effects could in turn adversely affect our financial conditions and results of operations and the value of FHLB membership.

GSE Reform. Potential GSE reform could unfavorably affect our business model, financial condition, and results of operations.

The FHLBank System's regulator, the Finance Agency, also regulates Fannie Mae and Freddie Mac. While there appears to be consensus that a permanent financial and political solution to the current conservatorship status of Fannie Mae and Freddie Mac should be implemented, which could include maintaining the current structure, no consensus has evolved to date around any of the various legislative proposals. However, some policy proposals have included provisions applicable to the FHLBanks, such as limitations on Advances and portfolio investments, development of a covered bond market, and restrictions on GSE mortgage finance, that could threaten the FHLBank System's long-standing business model.

Because the FHLBanks shares a common regulator with Fannie Mae and Freddie Mac, the ultimate resolution to the conservatorship of Fannie Mae and Freddie Mac could affect the FHLBanks. There are significant differences between the FHLBank System and Fannie Mae and Freddie Mac, including the System's focus on lending as opposed to guaranteeing mortgages and its distinctive cooperative business model. Legislation could inadequately account for these differences, which could imperil the ability of the FHLBank System to continue operating effectively within its current business model or could change the System's business model. We cannot predict the effects on the System if GSE reform were to be enacted.

FHLB Regulatory Environment. We face a heightened regulatory and legislative environment, which could unfavorably affect our business model, financial condition, and results of operations.

In addition to potential GSE reform, the legislative and regulatory environment in which the FHLBank System operates continues to undergo rapid change driven principally by reforms emanating from the Housing and Economic Reform Act of 2008 (HERA) and the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act). Recently-promulgated and future legislative and regulatory actions could significantly affect our business model, financial condition, or results of operations.

In addition, in January 2016, the Finance Agency published a final rule regarding membership requirements, part of which will negatively affect our business. The rule prohibits captive insurance companies membership eligibility in the FHLBank System. The membership regulation is discussed further in Item 7's "Executive Overview."

We believe that, taken as a whole, legislative and regulatory actions have raised our operating costs and imparted added uncertainty regarding the business model under which the FHLBanks may operate in the future. We are unable at this time to predict the ultimate effects the heightened regulatory environment could have on the FHLBank System's business model or on our financial condition and results of operations.

Liquidity and Market Access. Impaired access to the capital markets for debt issuance could increase liquidity risk, decrease the amount of Mission Asset Activity, lower earnings by raising debt costs and, at the extreme, result in realization of liquidity risk preventing the System from meeting its financial obligations.

Our principal long-term source of funding, liquidity, and market risk management is through access to the capital markets for participation in the issuances of debt securities and execution of derivative transactions at prices and yields that are adequate to support our business model. Our ability to obtain funds through the sale of Consolidated Obligations depends in part on prevailing conditions in the capital markets, particularly the short-term capital markets, due to a large reliance on short-term funding. Access to the capital markets on favorable terms and strong investor demand for FHLBank System debt are the fundamental source of the FHLBank System's business franchise. The System's strong debt ratings, the implicit U.S. government backing of our debt, and effective funding management are instrumental in ensuring satisfactory access to the capital markets.

We are exposed to liquidity risk if there are significant disruptions in the capital markets. Although the last several years experienced ongoing issues with the federal government's fiscal condition and changes in the regulatory environment that affected the functioning of capital markets, the FHLBank System has been able to maintain access to the capital markets for debt issuances on acceptable terms (including when the FHLBank System's debt was downgraded by Standard & Poor's). However, there is no assurance this will continue to be the case. Future ability to effectively access the capital markets could be adversely affected by external events (such as general economic and financial instabilities, political instability, wars, and natural disasters), continued evolution of capital markets in response to financial regulations, and by the System's joint and several liability for Consolidated Obligations, which exposes us to events at other FHLBanks. If access to capital markets were to be impaired for any extended period, the effect on our financial condition and results of operations could be material. At the extreme, the System's ability to achieve its mission and satisfy its financial obligations could be threatened.

Credit and Counterparty Risk. We are exposed to credit risk that, if realized, could materially affect our ability to pay members a competitive dividend.

We believe we have a de minimis overall amount of residual credit risk exposure related to Credit Services, purchases of investments, and transactions in derivatives, and a minimal amount of credit risk exposure related to the MPP. However, we can make no assurances that credit losses will not materially affect our financial condition or results of operations. An extremely severe and prolonged economic downturn, especially if combined with continued significant disruptions in housing or mortgage markets, could result in credit losses on assets that could impair our financial condition or results of operations.

The FHLB is an asset-based lender for Advances and Letters of Credit. Advances are over-collateralized and we have a perfected first lien position on collateral. However, we do not have full information on the characteristics of nor do we estimate current market values on a large portion of collateral. This results in a degree of uncertainty as to the precise amount of over-collateralization.

Although credit losses in the MPP have historically been small, they could increase under adverse economic scenarios involving significant and sustained reductions in home prices and sustained elevated levels of unemployment and other factors that influence delinquencies and defaults.

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

Exposure of earnings to unhedged changes in interest rates and mortgage prepayment speeds is one of our largest ongoing residual risks. We derive most of our income from the interest earned on assets less the interest paid on Consolidated Obligations and deposits used to fund the assets. We hedge mortgage assets with a combination of Consolidated Obligations, derivatives transactions, and capital. Interest rate movements can lower profitability in two ways: 1) directly due to their impact on earnings from cash flow mismatches between assets and liabilities; and 2) indirectly via their impact on prepayment speeds, which can unfavorably affect the cash flow mismatches. The effects on income can include acceleration in the amortization of purchased premiums on mortgage assets.

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

Spreads on our assets tend to be narrow compared to those of many other financial institutions due to our cooperative business model. Market conditions, competitive forces, and, as discussed above, market risk exposure could cause these already narrow asset spreads to decline, which could substantially reduce our profitability. A key spread relationship is that we tend to utilize Consolidated Discount Notes to fund a significant amount of assets that have adjustable-rates tied to LIBOR. Because rates on Discount Notes do not perfectly correlate with LIBOR, a narrowing of this spread, for example from investors changing perceptions about the quality of our debt, could lower income and reduce balances of Mission Asset Activity.

Capital Adequacy. Failure to meet capital adequacy requirements mandated by Finance Agency regulations and by our policies, or not being able to pay dividends or repurchase or redeem capital stock, may lower demand for Mission Asset Activity, affect results of operations, and lower membership value.

To ensure safe and sound operations, we must hold a minimum amount of capital relative to our asset levels. We must also hold a minimum amount of retained earnings to, among other things, help protect members' capital stock investment against impairment risk. If we were to violate any capital requirement, we may be unable to pay dividends or redeem and repurchase capital stock. This could adversely affect the value of membership including members' capital investment. Outcomes could be reduced demand for Mission Asset Activity, decreased profitability, requests from members to redeem a portion of their capital or to withdraw from membership, or increased investors' perception of the riskiness of our FHLB.

Business Concentration and Industry Consolidation and Composition. Sharp reductions in Mission Asset Activity resulting from lower usage by large members, consolidation of large members or growth in lending activities by entities not eligible for FHLB membership could adversely impact our net income and dividends.

The amount of Mission Asset Activity and capital is concentrated among a handful of large members. The financial industry continues to consolidate among a smaller number of institutions and the market share of mortgage financing has shown a systemic trend towards financial institutions who are currently ineligible for FHLB membership. Our members could decrease their Mission Asset Activity and the amount of their capital stock as a result of merger and acquisition activity or continued loss of market share to ineligible FHLB members. At December 31, 2015, one member, JPMorgan Chase Bank, N.A., held nearly half of our Advances and one member PFI, Union Savings Bank, accounted for over 25 percent of the outstanding MPP principal balance. Our business model is structured to be able to absorb sharp changes in Mission Asset Activity because we can undertake commensurate reductions in liability balances and capital and because of our relatively modest operating expenses. However, an extremely large and sustained reduction in Mission Asset Activity could affect our profitability and ability to pay competitive dividends, as well as, at the FHLBank System level, raise policy questions about the relevance of the FHLBank System in its traditional mission of supporting housing finance.

Exposure to FHLBank System. Financial difficulties at other FHLBanks could require us to provide financial assistance to another FHLBank, which could adversely affect our results of operations or our financial condition.

Each FHLBank has a joint and several liability for principal and interest payments on Consolidated Obligations, which are backed only by the financial resources of the FHLBanks. Although no FHLBank has ever defaulted on its principal or interest share of an Obligation, there can be no assurance that this will continue to be the case. Financial performance issues could require our FHLB to provide financial assistance to one or more other FHLBanks, for example, by making a payment on an Obligation on behalf of another FHLBank. Such assistance could adversely affect our financial condition, earnings, ability to pay dividends, or ability to redeem or repurchase capital stock.

Member Regulatory Environment. Members face increased regulatory scrutiny, which could further decrease Mission Asset Activity and lower profitability.

In the last number of years, regulation and scrutiny of the financial industry has increased significantly. We believe these activities have decreased members' overall usage of Advances.

The Basel Committee on Banking Supervision (the Basel Committee) has developed a proposed new capital regime for internationally active banks. Banks subject to the new regime are required, among other things, to have higher capital ratios. While it is uncertain how the new capital regime and other standards, such as those related to liquidity, developed by the Basel Committee will ultimately be implemented by U.S. regulatory authorities, the new regime could require some of our members to divest assets in order to comply with the regime's more stringent capital and liquidity requirements, thereby possibly lowering Advance demand. Additionally, the liquidity requirements being implemented could adversely impact Advance demand and investor demand for Consolidated Obligations because they would limit the ability of members to fully include Advances and Consolidated Obligations in required liquidity calculations. This could raise our debt costs and, in turn, raise the Advance rates we are able to offer members, thereby harming the ability to fulfill our business model.

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

We rely heavily on internal and third-party information systems and other technology to conduct and manage our business. Our operations rely on the secure processing, storage and transmission of confidential and other information in computer systems and networks. Computer systems, software and networks can be vulnerable to failures and interruptions including “cyberattacks,” which are breaches, unauthorized access, misuse, computer viruses or other malicious code and other events against information owned by our company and customers. These failures and interruptions could jeopardize the confidentiality or integrity of information, or otherwise cause interruptions or malfunctions in operations.

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

By law our stock is not publicly traded, and only our members (and former members with a withdrawal notice pending) may own our stock. The par value of our capital stock is $100 per share. As of December 31, 2015, we had 699 stockholders and 44 million shares of capital stock outstanding, all of which were Class B Stock.

We paid quarterly dividends in 2015 and 2014 as outlined in the table below.

(Dollars in millions)
	2015				2014
		Annualized				Annualized
Quarter	Amount	Rate	Form	Quarter	Amount	Rate	Form
First	$43	4.00%	Cash	First	$47	4.00%	Cash
Second	42	4.00	Cash	Second	44	4.00	Cash
Third	43	4.00	Cash	Third	42	4.00	Cash
Fourth	44	4.00	Cash	Fourth	43	4.00	Cash
Total	$172	4.00		Total	$176	4.00

Generally, our Board of Directors has discretion to declare or not declare dividends and to determine the rate of any dividend declared. Our Retained Earnings and Dividend Policy states that dividends for a quarter are declared and paid from retained earnings after the close of a calendar quarter and are based on average stock balances for the then closed quarter. Our Board of Directors' decision to declare dividends is influenced by the financial condition, overall financial performance and retained earnings of the FHLB, and actual and anticipated developments in the overall economic and financial environment including, most importantly, interest rates and the mortgage and credit markets. The dividend rate is generally referenced as a spread to average short-term interest rates experienced during the quarter to help assess a competitive level for our stockholders.

A Finance Agency Capital Rule prohibits us from issuing new excess capital stock to members, either by paying stock dividends or otherwise, if before or after the issuance the amount of member excess capital stock exceeds or would exceed one percent of the FHLB's assets. Excess capital stock for this regulatory purpose is calculated as the aggregate of capital stock owned that is in excess of all membership and Mission Asset Activity requirements (as defined in our Capital Plan).

We may not declare a dividend if, at the time, we are not in compliance with all of our capital requirements. We also may not declare or pay a dividend if, after distributing the dividend, we would fail to meet any of our capital requirements or if we determine that the dividend would create a safety and soundness issue for the FHLB. See Note 15 of the Notes to the Financial Statements for additional information regarding our capital stock.

RECENT SALES OF UNREGISTERED SECURITIES

From time to time, we provide Letters of Credit in the ordinary course of business to support members' obligations issued in support of unaffiliated, third-party offerings of notes, bonds or other securities. We provided $17 million of such credit support during 2015. We did not provide such credit support during 2014 and 2013. To the extent that these Letters of Credit are securities for purposes of the Securities Act of 1933, their issuance is exempt from registration pursuant to section 3(a)(2) thereof.

Item 6.	Selected Financial Data.

The following table presents selected Statement of Condition data, Statement of Income data and financial ratios for the five years ended December 31, 2015.

	Year Ended December 31,
(Dollars in millions)	2015	2014	2013	2012	2011
STATEMENT OF CONDITION DATA AT PERIOD END:
Total assets	$118,797	$106,640	$103,181	$81,562	$60,397
Advances	73,292	70,406	65,270	53,944	28,424
Mortgage loans held for portfolio	7,982	6,989	6,826	7,548	7,871
Allowance for credit losses on mortgage loans	2	5	7	18	21
Investments (1)	37,356	26,007	22,364	19,950	21,941
Consolidated Obligations, net:
Discount Notes	77,199	41,232	38,210	30,840	26,136
Bonds	35,105	59,217	58,163	44,346	28,855
Total Consolidated Obligations, net	112,304	100,449	96,373	75,186	54,991
Mandatorily redeemable capital stock	38	63	116	211	275
Capital:
Capital stock - putable	4,429	4,267	4,698	4,010	3,126
Retained earnings	765	689	621	538	444
Accumulated other comprehensive loss	(13)	(17)	(9)	(11)	(11)
Total capital	5,181	4,939	5,310	4,537	3,559
STATEMENT OF INCOME DATA:
Net interest income	$322	$317	$328	$308	$249
(Reversal) provision for credit losses	—	—	(7)	1	12
Non-interest income (loss)	30	23	20	13	(5)
Non-interest expense	75	68	64	58	57
Assessments	28	28	30	27	37
Net income	$249	$244	$261	$235	$138
FINANCIAL RATIOS:
Dividend payout ratio (2)	69.2%	72.2%	68.1%	60.1%	95.4%
Weighted average dividend rate (3)	4.00	4.00	4.18	4.44	4.25
Return on average equity	4.90	4.93	5.10	6.20	3.89
Return on average assets	0.24	0.24	0.28	0.35	0.21
Net interest margin (4)	0.31	0.31	0.35	0.46	0.37
Average equity to average assets	4.81	4.90	5.47	5.68	5.29
Regulatory capital ratio (5)	4.40	4.71	5.27	5.84	6.37
Operating expenses to average assets (6)	0.058	0.054	0.055	0.067	0.068

(1)
Investments include interest bearing deposits in banks, securities purchased under agreements to resell, Federal funds sold, trading securities, available-for-sale securities, and held-to-maturity securities.

(2)	Dividend payout ratio is dividends declared in the period as a percentage of net income.

(3)	Weighted average dividend rates are dividends paid divided by the average number of shares of capital stock eligible for dividends.

(4)	Net interest margin is net interest income before (reversal)/provision for credit losses as a percentage of average earning assets.

(5)	Regulatory capital ratio is period-end regulatory capital (capital stock, mandatorily redeemable capital stock and retained earnings) as a percentage of period-end total assets.

(6)	Operating expenses comprise compensation and benefits and other operating expenses, which are included in non-interest expense.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

EXECUTIVE OVERVIEW

Financial Condition

Mission Asset Activity
The following table summarizes our financial condition.

	Year Ended December 31,
	Ending Balances		Average Balances
(In millions)	2015	2014	2015	2014
Total Assets	$118,797	$106,640	$105,569	$101,157
Mission Asset Activity:
Advances (principal)	73,242	70,299	70,355	66,492
Mortgage Purchase Program (MPP):
Mortgage loans held for portfolio (principal)	7,758	6,796	7,396	6,620
Mandatory Delivery Contracts (notional)	450	451	471	273
Total MPP	8,208	7,247	7,867	6,893
Letters of Credit (notional)	19,555	17,780	17,694	15,154
Total Mission Asset Activity	$101,005	$95,326	$95,916	$88,539

In 2015, the FHLB fulfilled its mission by providing readily available and competitively priced wholesale funding to its member financial institutions, supporting its commitment to affordable housing, and paying stockholders a competitive dividend return on their capital investment.

The balance of Mission Asset Activity – which we define as Advances, Letters of Credit, and total MPP (including purchase commitments) – was $101.0 billion at December 31, 2015, an increase of $5.7 billion (six percent) from year-end 2014. This growth was primarily driven by an increase in the principal balance of Advances. As of December 31, 2015, members funded on average 3.4 percent of their assets with Advances, and the market penetration rate was relatively stable with approximately 70 percent of members holding Mission Asset Activity. The majority of members continued to have modest demand for new Advance borrowings due to measured economic growth, an abundance of deposits and significant amounts of liquidity made available as a result of the actions of the Federal Reserve System.

The principal balance of mortgage loans held for portfolio at December 31, 2015 rose $1.0 billion (14 percent) from year-end 2014. The growth reflected ongoing improvements in the housing market and low mortgage rates. During 2015, we purchased $2.4 billion of mortgage loans, while principal reductions totaled $1.4 billion. Residual credit risk exposure in the mortgage loan portfolio continued to be minimal.

Based on 2015 earnings, we contributed $28 million to the Affordable Housing Program (AHP) pool of funds to be awarded to members in 2016. In addition, we continued our voluntary sponsorship of two other housing programs, which provide resources to pay for accessibility rehabilitation and emergency repairs for special needs and elderly homeowners and to help members aid their communities following natural disasters.

Investments and Other Assets
The balance of investments at December 31, 2015 was $37.4 billion, an increase of $11.3 billion (44 percent) from year-end 2014. Most of the increase was because we held more short-term liquidity investments at the end of 2015. At December 31, 2015, investments included $15.3 billion of mortgage-backed securities and $22.1 billion of other investments, which were mostly short-term instruments held for liquidity.

Investment balances averaged $27.3 billion in 2015, a decrease of $0.2 billion (one percent) from 2014's average. This reflected minimal changes in average liquidity investments and mortgage-backed securities. All of our mortgage-backed securities held at December 31, 2015 were issued and guaranteed by Fannie Mae, Freddie Mac or a U.S. agency.

The balance of cash and due from banks at December 31, 2015 was $10 million, compared to $3.1 billion at December 31, 2014. The 2014 balance was larger than normal due to holding $3.1 billion in deposits at the Federal Reserve on that date.

We maintained an adequate amount of asset liquidity throughout the year under a variety of liquidity measures as discussed in the "Liquidity Risk" section of "Quantitative and Qualitative Disclosures About Risk Management."

Capital
Capital adequacy remained strong throughout 2015, exceeding all minimum regulatory capital requirements. The GAAP capital-to-assets ratio at December 31, 2015 was 4.36 percent, while the regulatory capital-to-assets ratio was 4.40 percent. Both ratios exceeded the regulatory required minimum of four percent. Regulatory capital includes mandatorily redeemable capital stock accounted for as a liability under GAAP. The average GAAP and regulatory capital ratios in 2015 were 4.81 percent and 4.88 percent, respectively, higher than the year-end ratios. The year-end ratios reflected the higher amount of short-term liquidity balances we carried on that date.

The amounts of GAAP and regulatory capital increased $242 million and $213 million, respectively, in 2015, due primarily to purchases of capital stock by members to support Advance growth.

Total retained earnings were $765 million at December 31, 2015, an increase of $76 million (11 percent) from year-end 2014. We believe the amount of retained earnings is sufficient to protect against members' impairment risk of their capital stock investment in the FHLB and to provide the opportunity to stabilize future dividends. Our Capital Plan also has safeguards to prevent financial leverage ratios from falling below regulatory minimum levels.

Results of Operations

Overall Results
The table below summarizes our results of operations.

	Year Ended December 31,
(Dollars in millions)	2015	2014	2013
Net income	$249	$244	$261
Affordable Housing Program accrual	28	28	30
Return on average equity (ROE)	4.90%	4.93%	5.10%
Return on average assets	0.24	0.24	0.28
Weighted average dividend rate	4.00	4.00	4.18
Average 3-month LIBOR	0.32	0.23	0.27
Average overnight Federal funds effective rate	0.13	0.09	0.11
ROE spread to 3-month LIBOR	4.58	4.70	4.83
Dividend rate spread to 3-month LIBOR	3.68	3.77	3.91
ROE spread to Federal funds effective rate	4.77	4.84	4.99
Dividend rate spread to Federal funds effective rate	3.87	3.91	4.07

Net income in 2015 was $5 million (two percent) higher than in 2014. ROE was similar in the last two years and we paid the same dividend rate in each of the last nine quarters. Although there were a number of factors that affected earnings, in the aggregate they nearly offset one another and no individual factor experienced a change that significantly affected operating results or indicated a concern about future profitability. This steady performance reflected the net impact of a stable business and interest rate environment, a modest increase in average assets, a relatively constant composition of assets, a consistent and conservative management of risk, a moderate increase in operating expenses, and a prudent use of derivative transactions.

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

	Year 2015		Year 2014		Year 2013
	Ending	Average	Ending	Average	Ending	Average
Federal funds effective	0.20%	0.13%	0.06%	0.09%	0.07%	0.11%
3-month LIBOR	0.61	0.32	0.26	0.23	0.25	0.27
2-year LIBOR	1.18	0.88	0.90	0.62	0.49	0.44
10-year LIBOR	2.19	2.18	2.28	2.65	3.09	2.47
2-year U.S. Treasury	1.05	0.67	0.67	0.45	0.38	0.30
10-year U.S. Treasury	2.27	2.13	2.17	2.53	3.03	2.34
15-year mortgage current coupon (1)	2.32	2.13	2.10	2.34	2.68	2.21
30-year mortgage current coupon (1)	3.02	2.88	2.85	3.23	3.63	3.07

	Year 2015 by Quarter - Average
	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Federal funds effective	0.11%	0.13%	0.13%	0.16%
3-month LIBOR	0.26	0.28	0.31	0.41
2-year LIBOR	0.84	0.86	0.88	0.93
10-year LIBOR	2.09	2.24	2.28	2.10
2-year U.S. Treasury	0.59	0.60	0.68	0.82
10-year U.S. Treasury	1.97	2.15	2.22	2.18
15-year mortgage current coupon (1)	1.96	2.09	2.25	2.20
30-year mortgage current coupon (1)	2.71	2.88	2.98	2.94

(1)	Simple average of current coupon rates of Fannie Mae and Freddie Mac par mortgage-backed security indications.

Short-term interest rates remained low in 2015. In December 2015, the Federal Reserve increased its target overnight Federal funds from a zero to 0.25 percent range to a 0.25 to 0.50 percent range. Other short-term interest rates remained consistent with their historical relationships to Federal funds during 2015. Average long-term rates were modestly lower in 2015 compared to 2014.

The persistence in 2015 of the low interest rate environment continued to favorably affect our results of operations relative to the level of interest rates for the following reasons:

▪	Reductions in, and low, market interest rates raise ROE compared to market rates to the extent we fund a portion of long-term assets with shorter-term debt.

▪
The long-standing low rate environment has provided us the opportunity to retire many Consolidated Bonds and replace them with lower cost Obligations, at a pace exceeding paydowns of high-yielding mortgage assets, which have been slower than would be expected in more normal housing and mortgage environments.

▪
Earnings generated from funding assets with interest-free capital have not decreased as much as the reduction in overall interest rates because long-term assets do not reprice immediately to the lower rates.

The current trend level of ROE spread to market interest rates is above the long-term average trend because of the factors referenced above. However, these factors have improved our net income by a smaller amount more recently because they have been present for many years. For example, over time paydowns of high-yielding mortgage assets cumulatively have increased, which has offset much of the benefit from previously retiring high-cost Bonds.

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

Strategic/Business Risk
Advances. Our business is cyclical and Mission Asset Activity normally grows slowly, stabilizes, or declines in periods of difficult macro-economic conditions, when financial institutions have ample liquidity, or when there is significant growth in the money supply. Since the end of the recession in 2009, measured economic growth has resulted in relatively slow growth in consumer, mortgage and commercial loans across the broad membership both in absolute terms and relative to deposit growth. Other factors continuing to constrain widespread demand for Advances are the extremely low levels of interest rates and little deviation in Advance rates versus deposit rates, and the Federal Reserve's ongoing actions to provide an extraordinary amount of deposit-based liquidity to attempt to stimulate economic growth.

In the last several years, the percentage of assets that members funded with Advances showed little variation, in the range of three to four percent. We would expect to see a broad-based increase in Advance demand when the economy experiences an improved and sustained growth trend or if changes in Federal Reserve policy reduce other sources of liquidity available to members.

The relative balance between loan and deposit fluctuations can provide an indication of potential member Advance demand. From September 30, 2014 to September 30, 2015 (the most recent period for which data are available), aggregate loan portfolios of Fifth District depository institutions grew $106.8 billion (8.4 percent) while their aggregate deposit balances fell $29.9 billion (1.4 percent). The data include the effect of large mergers and acquisitions only when they are available for both comparison dates. Most of the loan growth and deposit decline in this period occurred from our largest members, which is consistent with the concentration of financial activity.

Excluding the five members with over $50 billion of assets and recent acquisitions, aggregate loans increased $13.1 billion (6.6 percent) in the 12-month period while aggregate deposits grew $12.1 billion (5.1 percent). This more recent trend of loan growth exceeding deposit growth could produce increased demand for Advances over time.

MPP. MPP balances are influenced by conditions in the housing and mortgage markets, the competitiveness of prices we offer to purchase loans as well as program features, and activity from our largest sellers.

Our ongoing strategy for the MPP has two components: 1) increase the number of regular sellers and participants in the program; and 2) increase purchases while maintaining balances at a prudent level relative to capital and total assets to effectively manage market and credit risks consistent with our risk appetite.

Regulatory and Legislative Risk
General. The FHLBank System currently faces heightened legislative and regulatory risks and uncertainties, which we believe has affected, and could continue to affect, our Mission Asset Activity, capitalization, and results of operations. Legislative and regulatory actions applicable to the FHLBank System in the last eight years have raised our operating costs and increased uncertainty regarding the business model under which the FHLBanks may operate in the future. This is due primarily to the uncertainty around potential future GSE reform, which shows no signs of resolution. See Item 1A's "Risk Factors" for more discussion.

Core Mission Achievement. Over the years, we have adopted numerous indicators to assess achievement of our mission. These include metrics related to Mission Asset Activity, profitability, capital adequacy and safety and soundness. In July 2015, the Finance Agency issued an Advisory Bulletin to formalize a measure of FHLBank mission achievement across the System. The Advisory Bulletin established a goal for the sum of average Advances and purchased mortgage loans (collectively called Primary Mission Assets) to equal or exceed 70 percent of average Consolidated Obligations (i.e., the Primary Mission Assets ratio). Consolidated Obligations is used as a comparison because it reflects the major source of our franchise value as a GSE. If the metric falls below the 70 percent preferred ratio, an FHLBank would be expected to include in its strategic plan actions aimed at increasing the ratio, which could include consideration of Supplemental Mission Assets and Activities, such as Letters of Credit issued to members. During 2015, our Primary Mission Assets metric exceeded the Finance Agency's preferred ratio.

Membership Requirements. In January 2016, the Finance Agency issued a final rule on membership requirements. The primary changes to membership requirements are to:

▪	ban currently-eligible captive insurance companies as eligible members in an FHLBank, and

▪	clarify matters related to defining the principal place of business for eligible financial institution members for purposes of determining their appropriate FHLBank district.

As a result, our current captive insurance company members must terminate their memberships one year after the rule's effective date. In addition, the rule allows these members until the end of the one-year period to repay their existing Advances, but prohibits them from taking new Advances or renewing existing Advances that expire after the rule’s effective date.

We believe that the final rule will not materially affect our financial condition or results of operations despite the loss of current and potential captive insurance members. However, we are concerned that the rule could constrain the ability of the FHLBanks to fulfill their mission of promoting housing finance through providing liquidity and funding to financial institutions engaged in housing finance activities. We believe captive insurance companies are important institutions in helping to deepen and diversify the flow of funds in the mortgage markets.

Privately Insured Credit Unions. In December 2015, the U.S. Congress passed into law a provision permitting privately-insured state-chartered credit unions to apply for membership in the FHLBank System. Based on the number and size of such institutions in our district, we believe that this change in eligible members will have only a small effect on Mission Asset Activity.

Dodd-Frank Act and Related Regulations. Regulatory agencies continue to promulgate rules covering derivatives activities as required by the Dodd-Frank Act. A joint rule of several agencies issued in 2015 that will affect the FHLBanks mandates the exchange of initial and variation margin for interest rate swaps not cleared through a central clearinghouse. Margins are based on swaps' market value and their relative risk. The rule is effective April 1, 2016 and has a staggered implementation schedule of up to four years. We already post and collect margin on uncleared swaps. Therefore, we believe the largest impact of the rule will be the elimination of thresholds permitted on daily variation margin for new swaps transacted after the implementation date. This will eliminate the amount of uncollateralized exposure between derivative counterparties and reduce counterparty risk. We believe the impact of the rule will not be material to our company.

Market Risk
During 2015, as in 2014, the market risk exposure to changing interest rates was moderate overall and well within policy limits. We believe that profitability would not become uncompetitive unless long-term rates were to permanently increase over the next 12 months by five percentage points or more combined with short-term rates increasing to at least seven percent. We believe such a stress scenario is extremely unlikely to occur in the foreseeable future. Our market risk exposure to lower long-term interest rates, even up to two percentage points, would result in ROE remaining well above market interest rates.

Capital Adequacy
We believe members place a high value on their capital investment in our company. We maintained compliance with regulatory capital requirements. Capital ratios at December 31, 2015 and all throughout the year exceeded the regulatory required minimum of four percent. We believe that the amount of our retained earnings is sufficient to protect against impairment risk of capital stock and to provide the opportunity to stabilize dividends. Our Capital Plan has safeguards to prevent financial leverage from increasing beyond regulatory minimums or below safe levels.

Credit Risk
In 2015, we continued to experience a de minimis level of overall residual credit risk exposure from our Credit Services, making investments, and executing derivative transactions. We believe policies and procedures related to credit underwriting, Advance collateral management, and transactions with investment and derivative counterparties continue to fully mitigate these risks. Therefore, we have never experienced any credit losses and we continue to have no loan loss reserves or impairment recorded for these instruments.

Residual credit risk exposure in the mortgage loan portfolio was minimal. The allowance for credit losses in the MPP continued to decline and was $2 million at December 31, 2015.

Liquidity Risk
Our liquidity position remained strong during 2015, as did our overall ability to fund operations through the issuance of Consolidated Obligations at acceptable interest costs. Investor demand for FHLBank System debt continued to be robust. There were no substantive stresses on market access or liquidity from external market and political events. Although we can make no assurances, we expect this to continue to be the case and believe there is only a remote possibility of a liquidity or funding crisis in the FHLBank System that could impair our ability to participate, on a cost-effective basis, in issuances of new debt, service outstanding debt, maintain adequate capitalization, or pay competitive dividends.

ANALYSIS OF FINANCIAL CONDITION

Mission Asset Activity

Mission Assets are the primary means by which we fulfill our mission with direct connections to members. We regularly monitor the balance sheet concentration of Mission Asset Activity. In 2015, our Primary Mission Asset ratio, as defined in "Regulatory and Legislative Risk" of the Executive Overview, was 79 percent. In assessing mission achievement, we also consider supplemental sources of Mission Asset Activity, the most significant of which is Letters of Credit issued to members.

Credit Services

Credit Activity and Advance Composition
The tables below show trends in Advance balances by major programs and in the notional amount of Letters of Credit.

(Dollars in millions)	December 31, 2015		December 31, 2014
	Balance	Percent(1)	Balance	Percent(1)
Adjustable/Variable Rate Indexed:
LIBOR	$47,312	65%	$51,839	74%
Other	617	1	515	1
Total	47,929	66	52,354	75
Fixed-Rate:
REPO	10,568	14	5,201	7
Regular Fixed-Rate	9,248	13	7,398	11
Putable (2)	1,046	1	1,617	2
Amortizing/Mortgage Matched	2,706	4	2,734	4
Other	1,745	2	995	1
Total	25,313	34	17,945	25
Total Advances Principal	$73,242	100%	$70,299	100%

Letters of Credit (notional)	$19,555		$17,780

(Dollars in millions)	December 31, 2015		September 30, 2015		June 30, 2015		March 31, 2015
	Balance	Percent(1)	Balance	Percent(1)	Balance	Percent(1)	Balance	Percent(1)
Adjustable/Variable-Rate Indexed:
LIBOR	$47,312	65%	$49,313	64%	$48,242	68%	$49,103	73%
Other	617	1	565	1	597	1	407	1
Total	47,929	66	49,878	65	48,839	69	49,510	74
Fixed-Rate:
REPO	10,568	14	12,023	16	8,499	12	4,061	6
Regular Fixed-Rate	9,248	13	9,385	12	8,184	11	7,977	12
Putable (2)	1,046	1	1,557	2	1,570	2	1,580	3
Amortizing/Mortgage Matched	2,706	4	2,723	3	2,703	4	2,662	4
Other	1,745	2	1,637	2	1,223	2	825	1
Total	25,313	34	27,325	35	22,179	31	17,105	26
Total Advances Principal	$73,242	100%	$77,203	100%	$71,018	100%	$66,615	100%

Letters of Credit (notional)	$19,555		$17,594		$19,006		$16,905

(1)	As a percentage of total Advances principal.

(2)	Excludes Putable Advances where the related put options have expired. Such Advances are classified based on their current terms.

The modest growth and variability in Advance balances in 2015 was driven primarily by changes in variable-rate and short-term repurchase (REPO) Advances as the reduction in the need for variable-rate funding from our largest member was more than offset by REPO Advance borrowings. The increase in REPO Advance borrowings was primarily from new insurance company members. However, the borrowings from these new members are required to be paid off over the next year due to the Finance Agency's 2016 final rule on membership requirements, which is discussed further in the "Executive Overview."

Members increased their available lines in the Letters of Credit program by $1.8 billion (10 percent) in 2015. Letters of Credit balances averaged $17.7 billion during 2015, an increase of $2.5 billion (17 percent) from the average balance during 2014. We normally earn fees on Letters of Credit based on the actual average amount of the Letters utilized, which generally is less than the notional amount issued.

Advance Usage
In addition to analyzing Advance balances by dollar trends and the number of members utilizing them, we monitor the degree to which members use Advances to fund their balance sheets. The following table shows the unweighted, average ratio of each member's Advance balance to its most-recently available figures for total assets.

	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014
Average Advances-to-Assets for Members
Assets less than $1.0 billion (623 members)	3.26%	3.20%	3.14%	3.06%	3.24%
Assets over $1.0 billion (76 members)	4.35	4.75	3.90	3.08	3.75
All members	3.37	3.35	3.22	3.06	3.29

Advance usage ratios were slightly higher at year-end 2015 compared to year-end 2014, driven primarily by an increase in short-term borrowings and the inclusion of borrowings from several new insurance company members. Usage ratio trends for members with assets less than $1.0 billion were stable within a narrow range during the same time periods.

The following table shows Advance usage of members by charter type.

(Dollars in millions)	December 31, 2015		December 31, 2014
	Par Value of Advances	Percent of Total Par Value of Advances	Par Value of Advances	Percent of Total Par Value of Advances
Commercial Banks	$53,479	73%	$59,119	84%
Thrifts and Savings Banks	5,220	7	4,067	6
Credit Unions	957	1	1,110	1
Insurance Companies	13,428	19	5,408	8
Community Development Financial Institutions	2	—	1	—
Total member Advances	73,086	100	69,705	99
Former member borrowings	156	—	594	1
Total par value of Advances	$73,242	100%	$70,299	100%

The following tables present principal balances for the five members with the largest Advance borrowings.

(Dollars in millions)
December 31, 2015			December 31, 2014
Name	Par Value of Advances	Percent of Total Par Value of Advances	Name	Par Value of Advances	Percent of Total Par Value of Advances
JPMorgan Chase Bank, N.A.	$35,350	48%	JPMorgan Chase Bank, N.A.	$41,300	59%
U.S. Bank, N.A.	10,086	14	U.S. Bank, N.A.	8,338	12
Capstead Insurance, LLC	2,875	4	The Huntington National Bank	2,083	3
Nationwide Life Insurance Company	2,279	3	Nationwide Life Insurance Company	1,761	3
Third Federal Savings and Loan Association	2,162	3	Western-Southern Life Assurance Co	1,623	2
Total of Top 5	$52,752	72%	Total of Top 5	$55,105	79%

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

Mortgage Loans Held for Portfolio (Mortgage Purchase Program, or "MPP")

The table below shows principal purchases and reductions of loans in the MPP for each of the last two years.

(In millions)	2015	2014
Balance, beginning of year	$6,796	$6,643
Principal purchases	2,348	1,226
Principal reductions	(1,386)	(1,073)
Balance, end of year	$7,758	$6,796

The increase in principal loan balances in 2015 resulted from higher amounts of loan purchases, particularly from our two largest sellers who drive program balances. In 2015, 99 members sold us mortgage loans, with the number of monthly sellers averaging 65. All loans acquired in 2015 were conventional loans.

The following tables show the percentage of principal balances from PFIs supplying five percent or more of total principal and the percentage of principal balances from all other PFIs. As shown in the table below, MPP activity is concentrated amongst a few members.

(Dollars in millions)	December 31, 2015			December 31, 2014
	Principal	% of Total		Principal	% of Total
Union Savings Bank	$2,242	29%	Union Savings Bank	$1,593	23%
PNC Bank, N.A. (1)	839	11	PNC Bank, N.A. (1)	1,074	16
Guardian Savings Bank FSB	633	8	Guardian Savings Bank FSB	406	6
All others	4,044	52	All others	3,723	55
Total	$7,758	100%	Total	$6,796	100%
(1)Former member.

We closely track the refinancing incentives of our mortgage assets (including loans in the MPP and mortgage-backed securities) because the option for homeowners to change their principal payments normally represents a large portion of our market risk exposure. MPP principal paydowns in all of 2015 equated to a 14 percent annual constant prepayment rate, up from the 12 percent rate for all of 2014, as the refinancing incentives for many of our mortgage assets increased.

The MPP's composition of balances by loan type, original final maturity, and weighted-average mortgage note rate did not change materially in 2015. The weighted average mortgage note rate fell from 4.36 percent at the end of 2014 to 4.14 percent at the end of 2015. This decline reflected a continuing trend of prepayments of higher rate mortgages and purchases of lower rate mortgages. MPP yields earned in 2015, after consideration of funding costs, continued to offer favorable returns relative to their market risk exposure.

Housing and Community Investment

In 2015, we accrued $28 million of earnings for the Affordable Housing Program, which will be awarded to members in 2016. This amount represents no change from 2014 due to the similar amount of earnings in each year.

Including funds available in 2015 from previous years, we had $27 million available for the competitive Affordable Housing Program in 2015, which we awarded to 70 projects through a single competitive offering. In addition, we disbursed $9 million to 171 members on behalf of 1,869 homebuyers through the Welcome Home Program, which assists homebuyers with down payments and closing costs. In total, just over one-quarter of members received approval for funding under the two Affordable Housing Programs.
Additionally, in 2015 our Board committed $1 million to the Carol M. Peterson Housing Fund (CMP Fund), which helped 151 homeowners, and continued its commitment to the $5 million Disaster Reconstruction Program. Both are voluntary programs beyond the 10 percent of earnings that we are required by law to set aside for the Affordable Housing Program.

Our activities to support affordable housing and economic development also include offering Advances through the Affordable Housing Program, Community Investment Program and Economic Development Program with below-market interest rates at or near zero profit for us. At the end of 2015, Advance balances under these programs totaled $449 million. AHP Advance balances have declined in recent years, reflecting our preference to distribute AHP subsidy in the form of grants.

Investments

The table below presents the ending and average balances of the investment portfolio.

(In millions)	2015		2014
	Ending Balance	Average Balance	Ending Balance	Average Balance
Liquidity investments	$22,110	$12,590	$11,319	$11,856
Mortgage-backed securities	15,246	14,664	14,688	15,594
Other investments (1)	—	85	—	98
Total investments	$37,356	$27,339	$26,007	$27,548

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

Certain dealers, who play a large role in facilitating the distribution of our debt to investors, are being more reluctant to expand the amount of our debt on their balance sheets over quarter- and year-ends primarily due to the perceived growing burden of their regulatory capital environment associated with Basel. Because of this, we conservatively carried a larger amount of liquidity leading up to year-end 2015 to satisfy any potential member borrowing needs during a period where accessing additional liquidity may be more challenging.

Our overarching strategy for mortgage-backed securities is to keep holdings as close as possible to the regulatory maximum of three times regulatory capital, subject to the availability of securities that we believe provide acceptable risk/return tradeoffs. The balance of mortgage-backed securities at December 31, 2015 represented a 2.91 multiple of regulatory capital and consisted of $11.3 billion of securities issued by Fannie Mae or Freddie Mac (of which $1.7 billion were floating-rate securities), $0.9 billion of floating-rate securities issued by the National Credit Union Administration (NCUA), and $3.0 billion of securities issued by Ginnie Mae (a majority of which are fixed rate). The NCUA securities have coupons tied to one-month LIBOR with interest rate caps ranging from seven to eight percent. We held no private-label mortgage-backed securities.
The table below shows principal purchases and paydowns of our mortgage-backed securities for each of the last two years.

(In millions)	Mortgage-backed Securities Principal
	2015	2014
Balance, beginning of year	$14,715	$16,087
Principal purchases	3,099	722
Principal paydowns	(2,611)	(2,094)
Balance, end of year	$15,203	$14,715

Principal paydowns in 2015 equated to a 16 percent annual constant prepayment rate, up from a 13 percent rate in 2014. Purchases have outpaced paydowns this year due to the availability of mortgage securities offering attractive risk/return trade-offs.

Consolidated Obligations

The table below presents the ending and average balances of our participations in Consolidated Obligations.

(In millions)	2015		2014
	Ending Balance	Average Balance	Ending Balance	Average Balance
Discount Notes:
Par	$77,225	$52,714	$41,238	$35,996
Discount	(26)	(8)	(6)	(4)
Total Discount Notes	77,199	52,706	41,232	35,992
Bonds:
Unswapped fixed-rate	26,962	26,350	26,124	25,513
Unswapped adjustable-rate	4,065	13,385	27,610	29,355
Swapped fixed-rate	4,010	6,489	5,390	3,697
Total par Bonds	35,037	46,224	59,124	58,565
Other items (1)	68	90	93	116
Total Bonds	35,105	46,314	59,217	58,681
Total Consolidated Obligations (2)	$112,304	$99,020	$100,449	$94,673

(1)	Includes unamortized premiums/discounts, fair value option valuation adjustments, hedging and other basis adjustments.

(2)
The 11 FHLBanks have joint and several liability for the par amount of all of the Consolidated Obligations issued on their behalves. The par amount of the outstanding Consolidated Obligations for all of the FHLBanks was (in millions) $905,202 and $847,175 at December 31, 2015 and 2014, respectively.

Our preferred sources of funding for LIBOR-indexed assets are Discount Notes, adjustable-rate Bonds, and swapped fixed-rate Bonds because they give us the ability to effectively match the LIBOR rate reset periods embedded in these assets. During 2015, we shifted the composition of this funding more towards Discount Notes. This change provided lower funding costs in the current market environment and therefore improved earnings as discussed in the "Net Interest Income" section of "Results of Operations." Discount Note balances also increased due to growth in Advance balances, most of which was in the short-term REPO program, as well as liquidity investments in order to ensure that member borrowing needs were met at year-end 2015.

This change in funding composition increases risk to changes in spreads between cashflows received on LIBOR-indexed assets and interest paid on Discount Notes. We believe the increased usage of Discount Note funding did not materially raise this risk because of the historically favorable relationship between the two rate indices.

The composition of unswapped fixed-rate Bonds, which typically have initial maturities greater than one year, was relatively stable in 2015 compared to 2014. The following table shows the allocation on December 31, 2015 of unswapped fixed-rate Bonds according to their final remaining maturity and next call date (for callable Bonds). We believe that the allocations of Bonds among these classifications provide effective mitigation of market risk exposure to both higher and lower interest rates.

(In millions)	Year of Maturity				Year of Next Call
	Callable	Noncallable	Amortizing	Total	Callable
Due in 1 year or less	$30	$3,343	$1	$3,374	$6,229
Due after 1 year through 2 years	410	3,628	—	4,038	240
Due after 2 years through 3 years	1,270	3,205	—	4,475	—
Due after 3 years through 4 years	995	3,020	—	4,015	—
Due after 4 years through 5 years	553	2,383	—	2,936	—
Thereafter	3,211	4,913	—	8,124	—
Total	$6,469	$20,492	$1	$26,962	$6,469

Deposits

Total deposits with us are normally a relatively minor source of low-cost funding. Total interest bearing deposits at December 31, 2015 were $0.8 billion, an increase of 10 percent from year-end 2014. The average balance of total interest bearing deposits in 2015 was $0.8 billion, a decrease of one percent from the average balance during 2014.

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

	Year Ended December 31,
(In millions)	2015		2014
	Period End	Average	Period End	Average
GAAP and Regulatory Capital
GAAP Capital Stock	$4,429	$4,344	$4,267	$4,298
Mandatorily Redeemable Capital Stock	38	61	63	105
Regulatory Capital Stock	4,467	4,405	4,330	4,403
Retained Earnings	765	745	689	666
Regulatory Capital	$5,232	$5,150	$5,019	$5,069

	2015		2014
	Period End	Average	Period End	Average
GAAP and Regulatory Capital-to-Assets Ratio
GAAP	4.36%	4.81%	4.63%	4.90%
Regulatory	4.40	4.88	4.71	5.01

We consider the regulatory ratio to be a better representation of financial leverage than the GAAP ratio because, although the GAAP ratio treats mandatorily redeemable capital stock as a liability, it protects investors in our debt in the same manner as GAAP capital stock and retained earnings. Both GAAP and regulatory capital-to-assets ratios remained above the regulatory required minimum of four percent. The reduction in these ratios at December 31, 2015 was a temporary result of the elevated liquidity we carried at that time due to the reasons discussed above.

The following table presents the sources of change in regulatory capital stock balances in 2015 and 2014.

(In millions)	2015	2014
Regulatory stock balance at beginning of year	$4,330	$4,814
Stock purchases:
Membership stock	13	11
Activity stock	178	73
Stock repurchases/redemptions:
Redemption of member excess	(1)	(1)
Repurchase of member excess	—	(498)
Withdrawals	(53)	(69)
Regulatory stock balance at the end of the year	$4,467	$4,330

The table below shows the amount of excess capital stock.

(In millions)	December 31, 2015	December 31, 2014
Excess capital stock (Capital Plan definition)	$461	$504
Cooperative utilization of capital stock	$521	$441
Mission Asset Activity capitalized with cooperative capital stock	$13,034	$11,020

A portion of capital stock is excess, meaning it is not required as a condition to being a member and not required to capitalize Mission Asset Activity. Excess capital stock provides a base of capital to manage financial leverage at prudent levels, augments loss protections for bondholders, and capitalizes a portion of growth in Mission Assets. The amount of excess capital stock, as defined by our Capital Plan, was $461 million at December 31, 2015, a decrease of $43 million from year-end 2014.

Membership and Stockholders

In 2015, we added 21 new member stockholders and lost 27 members, ending the year at 699. Most members lost merged with other Fifth District members and, therefore, the impact on our earnings and Mission Asset Activity was small. Of the members lost, 17 merged with other members, eight merged out of the District, one merged with a District non-member, and one relocated its charter out of District.

In 2015, there were no material changes in the allocation of membership by state, charter type, or asset size. At the end of 2015, the composition of membership by state was Ohio with 304, Tennessee with 199, and Kentucky with 196.

The Finance Agency issued a final rule on FHLBank membership in January 2016. This rule imposes new membership requirements and eliminates all currently eligible captive insurance companies from FHLBank membership, as discussed in "Executive Overview." The ruling also requires that these entities, which represented 15 members totaling $6.6 billion in Advances at December 31, 2015, pay off existing Advances within one year and cease any new borrowings. The subsequent loss of this membership segment will not significantly affect our financial condition or results of operations.

The following table provides the number of member stockholders by charter type.

	December 31,
	2015	2014
Commercial Banks	418	442
Thrifts and Savings Banks	99	101
Credit Unions	124	120
Insurance Companies	54	38
Community Development Financial Institutions	4	4
Total	699	705

The following table provides the ownership of capital stock by charter type.

(In millions)	December 31,
	2015	2014
Commercial Banks	$3,425	$3,441
Thrifts and Savings Banks	378	376
Credit Unions	128	121
Insurance Companies	497	328
Community Development Financial Institutions	1	1
Total GAAP Capital Stock	4,429	4,267
Mandatorily Redeemable Capital Stock	38	63
Total Regulatory Capital Stock	$4,467	$4,330

Credit union members hold relatively less stock than their membership proportion because they tend to be smaller than the average member and borrow less. Insurance company members hold relatively more stock than their membership proportion because they tend to be larger than the average member and borrow more.

The following table provides a summary of member stockholders by asset size.

	December 31,
Member Asset Size (1)	2015	2014
Up to $100 million	177	182
> $100 up to $500 million	370	381
> $500 million up to $1 billion	76	76
> $1 billion	76	66
Total Member Stockholders	699	705

(1)	The December 31 membership composition reflects members' assets as of the most-recently available figures for total assets.

Most members are smaller community financial institutions, with 78 percent having assets up to $500 million. As noted elsewhere, having larger members is important to help achieve our mission objectives, including providing valuable products and services to all members.

RESULTS OF OPERATIONS

Components of Earnings and Return on Equity

The following table is a summary income statement for the last three years. Each ROE percentage is computed by dividing income or expense for the category by the average amount of stockholders' equity for the period.

(Dollars in millions)	2015		2014		2013
	Amount	ROE (1)	Amount	ROE (1)	Amount	ROE (1)
Net interest income	$322	6.35%	$317	6.40%	$328	6.40%
Reversal for credit losses	—	—	—	(0.01)	(7)	(0.15)
Net interest income after reversal for credit losses	322	6.35	317	6.41	335	6.55
Net gains on derivatives and hedging activities	13	0.26	7	0.13	8	0.16
Other non-interest income	17	0.33	16	0.32	12	0.23
Total non-interest income	30	0.59	23	0.45	20	0.39
Total revenue	352	6.94	340	6.86	355	6.94
Total non-interest expense	75	1.49	68	1.38	64	1.26
Assessments	28	0.55	28	0.55	30	0.58
Net income	$249	4.90%	$244	4.93%	$261	5.10%

(1)	The ROE amounts have been computed using dollars in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) in this table may produce nominally different results.

Net income was steady in 2015 compared to 2014, although there was variation in individual factors that determine earnings. Profitability remained competitive as ROE continued to significantly exceed our benchmarks relative to short-term interest rates. Details on the individual factors contributing to the level and changes in profitability are explained in the sections below.
Net Interest Income
The largest component of net income is net interest income. Our principal goal in managing net interest income is to balance trade-offs between maintaining a moderate market risk profile and ensuring profitability remains competitive. Effective risk/return management requires us to focus principally on the relationships among assets and liabilities that affect net interest income, rather than individual balance sheet and income statement accounts in isolation.

Our ROE normally is lower than that of many other financial institutions because of the cooperative wholesale business model that results in narrow spreads to funding costs on our primary assets (Advances), the moderate overall risk profile, and the strategic objective to have a positive correlation of dividends to short-term interest rates.

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

(Dollars in millions)	2015		2014		2013
	Amount	% of Earning Assets	Amount	% of Earning Assets	Amount	% of Earning Assets
Components of net interest rate spread:
Net (amortization)/accretion (1) (2)	$(30)	(0.03)%	$(11)	(0.01)%	$(1)	—%
Prepayment fees on Advances, net (2)	3	—	4	—	2	—
Other components of net interest rate spread	314	0.30	291	0.29	290	0.31
Total net interest rate spread	287	0.27	284	0.28	291	0.31
Earnings from funding assets with interest-free capital	35	0.04	33	0.03	37	0.04
Total net interest income/net interest margin (3)	$322	0.31%	$317	0.31%	$328	0.35%

(1)	Includes (amortization)/accretion of premiums/discounts on mortgage assets and Consolidated Obligations and deferred transaction costs (concession fees) for Consolidated Obligations.

(2)	These components of net interest rate spread have been segregated to display their relative impact.

(3)	Net interest margin is net interest income before (reversal)/provision for credit losses as a percentage of average total interest earning assets.

Net Amortization/Accretion: Net amortization/accretion (generally referred to as "amortization") includes monthly recognition of premiums and discounts paid on purchases of mortgage assets, as well as premiums, discounts and concessions paid on Consolidated Obligations. Periodic amortization adjustments do not necessarily indicate a trend in economic return over the entire life of mortgage assets, although it is one component of lifetime economic returns.

Amortization increased in 2015, compared to 2014, because net premium balances grew and long-term interest rates continue to fluctuate around very low levels. Amortization was lower than normal in 2013 due to a decline in actual and projected prepayment speeds in response to higher mortgage rates.

Prepayment Fees on Advances: Fees for members' early repayment of certain Advances are designed to make us economically indifferent to whether members hold Advances to maturity or repay them before maturity. Although Advance prepayment fees can be and have been significant in the past, they were minimal in 2015, 2014 and 2013, reflecting a low amount of member prepayments of Advances.

Other Components of Net Interest Rate Spread: Excluding net amortization and prepayment fees, the total other components of net interest rate spread increased $23 million in 2015 compared to 2014, while it increased only $1 million in 2014 compared to 2013. The following factors, presented in approximate order of impact from largest to smallest, accounted for the changes in other components of net interest rate spread.

2015 Versus 2014

▪
LIBOR Asset funding-Favorable: Net interest income increased by an estimated $18 million because we transitioned the funding of LIBOR-indexed assets from adjustable-rate LIBOR Bonds more towards lower-cost Discount Notes in response to a reduction in the cost of Discount Notes compared to the cost of adjustable-rate LIBOR Bonds.

▪	MPP growth-Favorable: The average balance of mortgage loans held for portfolio increased $0.8 billion, which increased net interest income by an estimated $11 million.

▪	Advance growth-Favorable: The $3.8 billion growth in average Advance balances improved net interest income by an estimated $8 million.

▪	Fixed-rate asset funding-Unfavorable: A reduction in the amount of short-term debt funding longer-term fixed-rate mortgages lowered net interest income by an estimated $7 million.

▪
Lower MPP spread-Unfavorable: The continued paydown of higher-yielding mortgage assets and low-cost debt led to a decline in the spread earned on mortgage loans, decreasing net interest income by an estimated $6 million.

▪
Lower balances on mortgage-backed securities-Unfavorable: The average balance of the mortgage-backed securities portfolio declined $0.9 billion, which decreased net interest income by an estimated $5 million.

▪
Other factors-Favorable: Various other factors, including, but not limited to, a decrease in the amount of mandatorily redeemable capital stock and higher spreads earned on mortgage-backed securities, increased net interest income by an estimated $4 million.

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

2)
Net interest income declined $11 million primarily because the cost of Discount Notes rose relative to LIBOR. Secondarily, we extended maturities of Discount Notes in order to reduce the burden of replacing Discount Notes as frequently.

▪	Advance growth-Favorable: The $5.1 billion growth in average Advance balances at higher spreads improved net interest income by an estimated $26 million.

▪
Higher balances on mortgage-backed securities-Favorable: The average balance of the mortgage-backed security portfolio increased $1.3 billion compared to 2013's average, which increased net interest income by an estimated $5 million.

Earnings from Capital: The earnings from funding assets with interest-free capital did not change significantly in 2015 compared to 2014 and 2013 due to the continued low interest rate environment.

Average Balance Sheet and Rates
The following table provides average balances and rates for major balance sheet accounts, which determine the changes in the net interest rate spread. All data include the impact of interest rate swaps, which we allocate to each asset and liability category according to their designated hedging relationship. The changes in the net interest rate spread and net interest margin in 2015 versus 2014 and in 2014 versus 2013 occurred mostly from the net impact of the factors discussed above in “Components of Net Interest Income.”

(Dollars in millions)	2015			2014			2013
	Average Balance	Interest	Average Rate (1)	Average Balance	Interest	Average Rate (1)	Average Balance	Interest	Average Rate (1)
Assets
Advances	$70,458	$369	0.52%	$66,642	$318	0.48%	$61,574	$308	0.50%
Mortgage loans held for portfolio (2)	7,611	246	3.23	6,804	237	3.48	7,065	269	3.80
Federal funds sold and securities purchased under resale agreements	11,493	14	0.12	9,673	7	0.07	9,110	8	0.09
Interest-bearing deposits in banks (3) (4) (5)	1,141	2	0.20	2,244	3	0.15	1,414	2	0.14
Mortgage-backed securities	14,664	326	2.22	15,594	343	2.20	14,320	313	2.19
Other investments (4)	41	—	0.11	37	—	0.08	26	—	0.12
Loans to other FHLBanks	—	—	—	—	—	—	4	—	0.13
Total interest-earning assets	105,408	957	0.91	100,994	908	0.90	93,513	900	0.96
Less: allowance for credit losses on mortgage loans	2			6			12
Other assets	163			169			190
Total assets	$105,569			$101,157			$93,691
Liabilities and Capital
Term deposits	$132	—	0.20	$93	—	0.19	$120	—	0.17
Other interest bearing deposits (5)	704	—	0.01	753	—	0.01	955	—	0.01
Discount Notes	52,706	65	0.12	35,992	28	0.08	34,574	37	0.11
Unswapped fixed-rate Bonds	26,425	528	2.00	25,605	519	2.03	23,117	488	2.11
Unswapped adjustable-rate Bonds	13,385	21	0.15	29,355	33	0.11	24,319	35	0.14
Swapped Bonds	6,504	19	0.29	3,721	7	0.20	4,673	7	0.15
Mandatorily redeemable capital stock	61	2	4.00	105	4	4.01	139	5	3.95
Other borrowings	—	—	—	—	—	—	4	—	0.12
Total interest-bearing liabilities	99,917	635	0.64	95,624	591	0.62	87,901	572	0.65
Non-interest bearing deposits	—			4			18
Other liabilities	578			573			651
Total capital	5,074			4,956			5,121
Total liabilities and capital	$105,569			$101,157			$93,691

Net interest rate spread			0.27%			0.28%			0.31%
Net interest income and net interest margin (6)		$322	0.31%		$317	0.31%		$328	0.35%
Average interest-earning assets to interest-bearing liabilities			105.50%			105.62%			106.38%

(1)	Amounts used to calculate average rates are based on dollars in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

(2)	Non-accrual loans are included in average balances used to determine average rate.

(3)	Includes certificates of deposit and bank notes that are classified as available-for-sale securities.

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

2015 Versus 2014. Rates on short-term interest-earning assets rose because average short-term interest rates were slightly higher in 2015. The average rate on mortgage-backed securities also rose nominally due to a change in composition. However, the average rate of total interest-earning assets increased only 0.01 percentage point in 2015 because of the continued very low interest rate environment and higher net amortization.

The average rate on total interest-bearing liabilities increased marginally due to modest increases in short-term interest rates that were partially offset by lower average long-term rates, more favorable funding spreads to market rates, and the transition of a large amount of LIBOR-indexed funding into lower-cost Discount Notes funding.

The net interest spread and net interest margin remained stable as the higher recognition of mortgage premium amortization was offset by the net other components of net interest rate spread discussed in the previous section.

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

(In millions)	2015 over 2014			2014 over 2013
	Volume (1)(3)	Rate (2)(3)	Total	Volume (1)(3)	Rate (2)(3)	Total
Increase (decrease) in interest income
Advances	$19	$32	$51	$25	$(15)	$10
Mortgage loans held for portfolio	27	(18)	9	(10)	(22)	(32)
Federal funds sold and securities purchased under resale agreements	1	6	7	1	(2)	(1)
Interest-bearing deposits in banks	(2)	1	(1)	1	—	1
Mortgage-backed securities	(20)	3	(17)	28	2	30
Other investments	—	—	—	—	—	—
Loans to other FHLBanks	—	—	—	—	—	—
Total	25	24	49	45	(37)	8
Increase (decrease) in interest expense
Term deposits	—	—	—	—	—	—
Other interest-bearing deposits	—	—	—	—	—	—
Discount Notes	16	21	37	1	(10)	(9)
Unswapped fixed-rate Bonds	17	(8)	9	51	(20)	31
Unswapped adjustable-rate Bonds	(22)	10	(12)	7	(9)	(2)
Swapped Bonds	7	5	12	(2)	2	—
Mandatorily redeemable capital stock	(2)	—	(2)	(1)	—	(1)
Other borrowings	—	—	—	—	—	—
Total	16	28	44	56	(37)	19
Increase (decrease) in net interest income	$9	$(4)	$5	$(11)	$—	$(11)

(1)	Volume changes are calculated as the change in volume multiplied by the prior year rate.

(2)	Rate changes are calculated as the change in rate multiplied by the prior year average balance.

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

(In millions)	2015	2014	2013
Advances:
Amortization of hedging activities in net interest income	$(3)	$(3)	$(3)
Net interest settlements included in net interest income	(84)	(91)	(107)
Mortgage loans:
Amortization of derivative fair value adjustments in net interest income	(4)	(4)	(2)
Consolidated Obligation Bonds:
Net interest settlements included in net interest income	20	18	27
Decrease to net interest income	$(71)	$(80)	$(85)

Most of our use of derivatives synthetically convert the intermediate- and long-term fixed interest rates on certain Advances and Bonds to adjustable-coupon rates tied to short-term LIBOR (mostly one- and three-month repricing resets). These adjustable-rate coupons normally carry lower interest rates than the fixed rates. The use of derivatives lowered net interest income in each period primarily because the Advances that were swapped to short-term LIBOR had higher fixed interest rates than the Bonds that were swapped to short-term LIBOR. We accepted this reduction in earnings because it enabled us, as we designed, to significantly lower market risk exposure by creating a much closer match of actual cash flows between assets and liabilities than would occur otherwise. The reduction in earnings was similar in 2015, 2014, and 2013.

Provision for Credit Losses

In 2015 and 2014, delinquency trends in the MPP continued to decrease while home prices were relatively steady, resulting in no provision for estimated incurred credit losses in 2015 and a $0.5 million reversal for estimated incurred credit losses in 2014. In 2013, we recorded a $7.5 million reversal for estimated incurred credit losses in the MPP driven by higher home prices combined with improved delinquency trends in that year. Further information is in the "Credit Risk - MPP" section in "Quantitative and Qualitative Disclosures About Risk Management" and Note 10 of the Notes to Financial Statements.

Non-Interest Income and Non-Interest Expense

The following table presents non-interest income and non-interest expense for each of the last three years.

(Dollars in millions)	2015	2014	2013
Non-interest income
Net gains on derivatives and hedging activities	$13	$7	$8
Other non-interest income, net	17	16	12
Total non-interest income	$30	$23	$20
Non-interest expense
Compensation and benefits	$40	$37	$34
Other operating expense	22	17	17
Finance Agency	7	7	5
Office of Finance	4	4	5
Other	2	3	3
Total non-interest expense	$75	$68	$64
Average total assets	$105,569	$101,157	$93,691
Average regulatory capital	5,150	5,069	5,271
Total non-interest expense to average total assets (1)	0.07%	0.07%	0.07%
Total non-interest expense to average regulatory capital (1)	1.47	1.35	1.22

(1)	Amounts used to calculate percentages are based on dollars in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

Non-interest income increased in 2015 compared to 2014 primarily from larger gains on derivatives and hedging activities in 2015 compared to 2014, as presented in the table below. The change in non-interest expense in 2015 resulted primarily from higher legal fees and compensation and benefits.

Effect of Derivatives and Hedging Activities

(In millions)	2015	2014	2013
Net gains on derivatives and hedging activities
Advances:
Gains on fair value hedges	$2	$5	$10
Gains on derivatives not receiving hedge accounting	1	—	5
Mortgage loans:
Gains (losses) on derivatives not receiving hedge accounting	1	—	(11)
Consolidated Obligation Bonds:
Gains on fair value hedges	1	—	1
Gains on derivatives not receiving hedge accounting	8	2	3
Total net gains on derivatives and hedging activities	13	7	8
Net gains on financial instruments held at fair value (1)	1	2	—
Total net effect of derivatives and hedging activities	$14	$9	$8

(1)	Includes only those gains or losses on financial instruments held at fair value that have an economic derivative "assigned."

The amounts of income volatility in derivatives and hedging activities were modest compared to the notional principal amounts, well within the range of normal historical fluctuation, and consistent with the close hedging relationships of our derivative transactions.

Analysis of Quarterly ROE

The following table summarizes the components of 2015's quarterly ROE and provides quarterly ROE for 2014 and 2013.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Components of 2015 ROE:
Net interest income:
Other net interest income	6.84%	6.80%	6.89%	6.98%	6.88%
Net amortization	(0.61)	(0.07)	(0.93)	(0.70)	(0.58)
Prepayment fees	0.08	0.02	0.03	0.08	0.05
Total net interest income	6.31	6.75	5.99	6.36	6.35
Reversal for credit losses	—	—	—	—	—
Net interest income after reversal for credit losses	6.31	6.75	5.99	6.36	6.35
Net gains on derivatives and hedging activities	0.43	0.18	0.42	—	0.26
Other non-interest income	0.23	0.26	0.31	0.52	0.33
Total non-interest income	0.66	0.44	0.73	0.52	0.59
Total revenue	6.97	7.19	6.72	6.88	6.94
Total non-interest expense	1.44	1.51	1.46	1.53	1.49
Assessments	0.56	0.58	0.53	0.54	0.55
2015 ROE	4.97%	5.10%	4.73%	4.81%	4.90%

2014 ROE	4.51%	5.00%	5.07%	5.14%	4.93%

2013 ROE	5.49%	4.80%	5.37%	4.78%	5.10%

The moderate volatility in quarterly ROEs in 2015 was primarily due to net amortization, net gains on derivatives and hedging activities, and gains on financial instruments held at fair value, which are included in other non-interest income. Quarterly ROEs in 2014 and 2013 had similar levels of volatility as experienced in 2015.

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

(Dollars in millions)	Traditional Member Finance	MPP	Total
2015
Net interest income after reversal for credit losses	$250	$72	$322
Net income	$192	$57	$249
Average assets	$97,932	$7,637	$105,569
Assumed average capital allocation	$4,707	$367	$5,074
Return on average assets (1)	0.20%	0.74%	0.24%
Return on average equity (1)	4.08%	15.41%	4.90%

2014
Net interest income after reversal for credit losses	$238	$79	$317
Net income	$181	$63	$244
Average assets	$94,333	$6,824	$101,157
Assumed average capital allocation	$4,622	$334	$4,956
Return on average assets (1)	0.19%	0.93%	0.24%
Return on average equity (1)	3.91%	18.96%	4.93%

2013
Net interest income after reversal for credit losses	$229	$106	$335
Net income	$184	$77	$261
Average assets	$86,609	$7,082	$93,691
Assumed average capital allocation	$4,733	$388	$5,121
Return on average assets (1)	0.21%	1.09%	0.28%
Return on average equity (1)	3.88%	20.00%	5.10%

(1)	Amounts used to calculate returns are based on numbers in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

Traditional Member Finance Segment
2015 Versus 2014. The increase in net income was due to higher spreads earned on Advances primarily from lower funding costs as a result of using more Discount Notes, growth in average Advance balances, and larger unrealized net gains on derivatives and hedging activities. These items were partially offset by lower average balances on mortgage-backed securities.

2014 Versus 2013. The increase in net interest income was due to Advance growth, an increase in mortgage-backed securities leverage, and a decrease in net amortization expense of mortgage-backed securities. However, net income decreased as these factors were more than offset by a decrease in unrealized net gains on derivatives and hedging activities. Despite the decrease in net income, ROE increased slightly in 2014 primarily due to a lower amount of capital.

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

The MPP continued to earn a substantial level of profitability compared to market interest rates, with a moderate amount of market risk and small amount of credit risk. In 2015, the MPP averaged seven percent of total average assets while accounting for 23 percent of earnings.

2015 Versus 2014. Net interest income decreased resulting from higher net amortization expense and the continued paydown of higher-yielding mortgage assets and low-cost debt, which were partially offset by growth in MPP balances.

2014 Versus 2013. Net interest income decreased resulting from higher net amortization expense, smaller reversals of MPP credit losses, management actions to extend debt maturities, run-off of higher yielding MPP loans, and lower average MPP balances. Net income decreased by a smaller amount because the factors above were partially offset by a small gain in 2014, compared to losses in 2013, on derivatives and hedging activities.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT RISK MANAGEMENT

Overview

We face various risks that could affect the ability to achieve our mission and corporate objectives. We generally categorize risks as: 1) business/strategic risk, 2) regulatory/legislative risk, 3) market risk (also referred to as interest rate or prepayment risk), 4) credit risk, 5) capital adequacy (capital risk), 6) funding/liquidity risk, 7) accounting risk, and 8) operational risk. Our Board of Directors establishes objectives regarding risk philosophy, risk appetite, risk tolerances, and financial performance expectations. Market, capital, credit, liquidity, and operational risks are discussed below. Other risks are discussed throughout this filing.

We strive to maintain a risk profile that ensures we operate safely and soundly, promotes prudent growth in Mission Asset Activity, consistently generates competitive earnings, and protects the par value of members' capital stock investment. We believe our business is financially sound and adequately capitalized on a risk-adjusted basis.

We practice this conservative risk philosophy in many ways:

▪	We operate with moderate market risk and limited residual credit risk, liquidity risk, operational risk, and capital impairment risk.

▪	We have a priority to ensure competitive and relatively stable profitability.

▪	We make conservative investment choices in terms of the types of investments we purchase and counterparties with which we engage.

▪	We use derivatives to hedge individual assets and liabilities and to help hedge market risk exposure.

▪	We maintain a prudent amount of financial leverage.

▪	We are judicious in instituting regular, large-scale, district-wide repurchases of excess stock.

▪
We have significantly increased retained earnings in recent years and hold an amount that we believe is consistent with protecting the par value of capital stock and providing for dividend stabilization.

▪	We create a working and operating environment that emphasizes a stable employee base.

We have numerous Board-adopted policies and processes that address risk management including risk appetite, tolerances, limits, guidelines, and regulatory compliance. Our cooperative business model, corporate objectives, capital structure, and regulatory oversight provide us clear incentives to minimize risk exposures. Our policies and operating practices are designed to limit risk exposures from ongoing operations in the following broad ways:

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

Market Risk
Overview
Market risk exposure is the risk that profitability and the value of stockholders' capital investment may decrease and that profitability may be uncompetitive as a result of changes and volatility in the market environment and economy. Along with business/strategic risk, market risk is normally our largest residual risk.

Our risk appetite is to maintain market risk exposure in a moderate range while earning a competitive return on members' capital stock investment. There is normally a tradeoff between long-term market risk exposure and shorter-term exposure. Effective management of both components is important in order to attract and retain members and capital and to support Mission Asset Activity.

The primary challenges in managing market risk exposure arise from 1) the tradeoff between earning a competitive return and correlating profitability with short-term interest rates and 2) the market risk exposure of owning mortgage assets. Mortgage assets grant homeowners prepayment options that could adversely affect our financial performance when interest rates increase or decrease. We mitigate the market risk of mortgage assets primarily by funding them with a portfolio of long-term fixed-rate callable and noncallable Bonds that have expected cash flows similar to the aggregate cash flows expected from mortgage assets under a wide range of interest rate and prepayment environments. Because it is normally cost-prohibitive to completely mitigate mortgage prepayment risk, a residual amount of market risk normally remains after funding and hedging activities. In 2015, we introduced the use of purchasing options on interest rate swaps (swaptions derivatives) as an additional hedging strategy. Use of these derivatives represent, and will continue to represent, a small component of overall hedging practices.

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

Policy Limits on Market Risk Exposure
We have five sets of policy limits regarding market risk exposure, which primarily measure long-term market risk exposure. We determine compliance with our policy limits at every month end or more frequently if market or business conditions change significantly or are volatile.

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

▪
Duration of Equity. The duration of equity for the entire balance sheet in the current (“flat rate” or “base case”) interest rate environment must be between positive and negative five years and in the two interest rate shock scenarios (up 200 basis points and down 200 basis points from the current interest rate environment) must be between positive and negative six years.

▪
Mortgage Assets Portfolio. The change in net market value of the mortgage assets portfolio as a percentage of the book value of portfolio assets must be between positive and negative three percent in each of the two interest rate shock scenarios. Net market value is defined as the market value of assets minus the market value of liabilities, with no assumed capital allocation.

▪
Market Capitalization. The market capitalization ratio (defined as the ratio of the market value of equity to the par value of regulatory stock) must be above 95 percent in the current rate environment and must be above 90 percent in each of the two interest rate shock scenarios.

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

Market Value of Equity and Duration of Equity - Entire Balance Sheet
Two key measures of long-term market risk exposure are the sensitivities of the market value of equity and the duration of equity to changes in interest rates and other variables, as presented in the following tables for various instantaneous and permanent interest rate shocks. We compiled average results using data for each month end. Given the current very low level of rates, the down rate shocks are nonparallel scenarios, with short-term rates decreasing less than long-term rates such that no rate falls below zero.

Market Value of Equity

(Dollars in millions)	Down 300	Down 200	Down 100	Flat Rates	Up 100	Up 200	Up 300
Average Results
2015 Full Year
Market Value of Equity	$4,697	$4,792	$4,958	$4,969	$4,875	$4,729	$4,568
% Change from Flat Case	(5.5)%	(3.6)%	(0.2)%	—	(1.9)%	(4.8)%	(8.1)%
2014 Full Year
Market Value of Equity	$4,763	$4,908	$4,961	$4,889	$4,771	$4,626	$4,479
% Change from Flat Case	(2.6)%	0.4%	1.5%	—	(2.4)%	(5.4)%	(8.4)%
Month-End Results
December 31, 2015
Market Value of Equity	$4,565	$4,652	$4,849	$4,888	$4,795	$4,656	$4,507
% Change from Flat Case	(6.6)%	(4.8)%	(0.8)%	—	(1.9)%	(4.7)%	(7.8)%
December 31, 2014
Market Value of Equity	$4,714	$4,824	$4,938	$4,920	$4,835	$4,688	$4,524
% Change from Flat Case	(4.2)%	(2.0)%	0.4%	—	(1.7)%	(4.7)%	(8.1)%

Duration of Equity

(In years)	Down 300	Down 200	Down 100	Flat Rates	Up 100	Up 200	Up 300
Average Results
2015 Full Year	(5.7)	(4.6)	(1.7)	1.0	2.8	3.4	3.5
2014 Full Year	(3.7)	(2.1)	1.0	2.0	3.0	3.3	3.3
Month-End Results
December 31, 2015	(6.9)	(5.7)	(2.8)	0.6	2.8	3.3	3.2
December 31, 2014	(3.8)	(3.4)	(0.2)	1.0	2.6	3.5	3.7

During 2015, as in 2014, consistent with our historical practice and risk appetite, we positioned market risk exposure to higher interest rates at a moderate level. Market risk exposure to lower rates continued to be slightly favorable in most scenarios unless all interest rates decline to levels at (or near) zero.

Based on the totality of our risk analysis, we expect that profitability, defined as the level of ROE compared with short-term market rates, will remain competitive unless interest rates change by extremely large amounts in a short period of time. Decreases in long-term interest rates even up to two percentage points (which would put fixed-rate mortgages below two percent) would still result in profitability being well above market interest rates. Similarly, we believe that profitability would not become uncompetitive in a rising rate environment unless long-term rates were to permanently increase over the next 12 months by five percentage points or more, combined with short-term rates increasing to at least seven percent.

Market Risk Exposure of the Mortgage Assets Portfolio
The mortgage assets portfolio normally accounts for almost all market risk exposure because of prepayment volatility that we cannot completely hedge while maintaining sufficient net spreads. Sensitivities of the market value of equity allocated to the mortgage assets portfolio under interest rate shocks (in basis points) are shown below. At December 31, 2015, the mortgage assets portfolio had an assumed capital allocation of $1.1 billion based on the entire balance sheet's regulatory capital-to-assets ratio. Average results are compiled using data for each month-end. The market value sensitivities are one measure we use to analyze the portfolio's estimated market risk exposure.

% Change in Market Value of Equity-Mortgage Assets Portfolio

	Down 300	Down 200	Down 100	Flat Rates	Up 100	Up 200	Up 300
Average Results
2015 Full Year	(33.1)%	(22.7)%	(4.1)%	—	(8.0)%	(21.3)%	(36.3)%
2014 Full Year	(19.1)%	(3.9)%	3.6%	—	(9.7)%	(22.1)%	(35.0)%
Month-End Results
December 31, 2015	(41.7)%	(30.8)%	(6.4)%	—	(9.6)%	(24.4)%	(40.7)%
December 31, 2014	(25.0)%	(13.7)%	(1.0)%	—	(7.9)%	(21.4)%	(36.6)%

The risk exposure of the mortgage assets portfolio to changing interest rates was similar in 2015 compared to 2014 except in extreme falling rate scenarios where all interest rates are at or marginally above zero. The dollar amount of exposure for any individual rate shock can be obtained by multiplying the percentage change by the assumed equity allocation. We believe the mortgage assets portfolio continued to have an acceptable amount of market risk exposure relative to its actual and expected profitability and consistent with our risk appetite philosophy.

Use of Derivatives in Market Risk Management
A key component of hedging market risk exposure is the use of derivatives transactions, as discussed in Item 1 "Business." The following table presents the notional principal amounts of the derivatives classified by how we designate the hedging relationship. The notional amount of derivatives at December 31, 2015 decreased by $0.4 billion (four percent) from the end of 2014.

(In millions)		December 31, 2015		December 31, 2014
Hedged Item/Hedging Instrument	Hedging Objective	Fair Value Hedge	Economic Hedge	Fair Value Hedge	Economic Hedge
Advances:
Pay-fixed, receive-float interest rate swap (without options)	Converts the Advance's fixed rate to a variable-rate index.	$3,007	$15	$1,734	$15
Pay-fixed, receive-float interest rate swap (with options)	Converts the Advance's fixed rate to a variable-rate index and offsets option risk in the Advance.	1,187	48	1,653	128
Total Advances		4,194	63	3,387	143
Mortgage Loans:
Forward settlement agreement	Protects against changes in market value of fixed-rate Mandatory Delivery Contracts resulting from changes in interest rates.	—	462	—	439
Consolidated Obligations Bonds:
Receive-fixed, pay-float interest rate swap (without options)	Converts the Bond's fixed rate to a variable-rate index.	1,184	2,494	760	2,215
Receive-fixed, pay-float interest rate swap (with options)	Converts the Bond's fixed rate to a variable-rate index and offsets option risk in the Bond.	170	162	155	2,277
Total Consolidated Obligations Bonds		1,354	2,656	915	4,492
Balance Sheet:
Interest rate swaptions	Provides the option to enter into an interest rate swap to offset interest-rate or prepayment risk.	—	281	—	—
Stand-Alone Derivatives:
Mandatory Delivery Contracts	Exposure to fair-value risk associated with fixed rate mortgage purchase commitments.	—	450	—	451
Total		$5,548	$3,912	$4,302	$5,525

Capital Adequacy

Retained Earnings
We must hold sufficient capital to protect against exposure to various risks, including market, credit, and operational. We regularly conduct a variety of measurements and assessments for capital adequacy. Our current retained earnings policy sets forth a range of $375 million to $600 million as the amount of retained earnings we believe is necessary to mitigate impairment risk and provide for dividend stability. At December 31, 2015, the $765 million of retained earnings was comprised of $556 million unrestricted (an increase of $27 million from year-end 2014) and $209 million restricted (an increase of $49 million from year-end 2014), which by the FHLBank System's Joint Capital Enhancement Agreement we are not permitted to distribute as dividends.

Due to the regulatory environment and employing abundance of caution, we will continue to carry a greater amount of retained earnings than required by the policy and will continue to bolster capital adequacy over time by allocating a portion of earnings to a separate restricted retained earnings account in accordance with the FHLBank System's Joint Capital Enhancement Agreement. We believe that the current amount of retained earnings is sufficient to mitigate members' impairment risk of their capital stock investment and to provide the opportunity to stabilize dividends when profitability may be volatile.

Risk-Based Capital
The following table shows the amount of risk-based capital required based on Finance Agency prescribed measurements. By regulation, we are required to hold permanent capital at least equal to the amount of risk-based capital.

(Dollars in millions)	December 31, 2015	Monthly Average 2015	December 31, 2014
Market risk-based capital	$206	$155	$125
Credit risk-based capital	280	253	246
Operational risk-based capital	145	122	111
Total risk-based capital requirement	631	530	482
Total permanent capital	5,232	5,150	5,019
Excess permanent capital	$4,601	$4,620	$4,537
Risk-based capital as a percent of permanent capital	12%	10%	10%

The risk-based capital requirement has historically not been a constraint on operations and we do not use it to actively manage any of our risks. It has normally ranged from 10 to 20 percent of permanent capital. This measure has been at the low end of the range for several years, primarily due to the low level of interest rates during this period limiting estimated exposure to extreme lower rate scenarios. The amount of required risk-based capital increased at year-end 2015 versus year-end 2014 due to higher MPP balances and changes in interest rate volatility that affected the market risk component.

Dodd-Frank Stress Test
Under the Dodd-Frank Wall Street Reform and Consumer Protection Act, all FHLBanks are required to perform an annual stress test for capital adequacy. Our test was completed and published in July 2015, based on our financial condition as of September 30, 2014 and the methodology prescribed by the Finance Agency. Capital adequacy was sufficient under all established scenarios to fully absorb losses under both adverse and severely adverse economic conditions.

Market Capitalization Ratios
We measure two sets of market capitalization ratios. One measures the market value of equity (i.e., total capital) relative to the par value of regulatory capital stock (which is GAAP capital stock and mandatorily redeemable capital stock). The other measures the market value of total capital relative to the book value of total capital, which includes all components of capital. The measures provide a point-in-time indication of the FHLB's liquidation or franchise value and can also serve as a measure of realized or potential market risk exposure.

The following table presents the market value of equity to regulatory capital stock (excluding retained earnings) for several interest rate environments.

	December 31, 2015	Monthly Average Year Ended December 31, 2015	December 31, 2014
Market Value of Equity to Par Value of Regulatory Capital Stock - Base Case (Flat Rates) Scenario	109%	113%	114%
Market Value of Equity to Par Value of Regulatory Capital Stock - Down Shock (1)	109	113	114
Market Value of Equity to Par Value of Regulatory Capital Stock - Up Shock (2)	104	107	108

(1)	Represents a down shock of 100 basis points.

(2)	Represents an up shock of 200 basis points.

A base case value below par could indicate that, in the remote event of an immediate liquidation scenario involving redemption of all capital stock, capital stock may be returned to stockholders at a value below par. This could be due to experiencing risks that lower the market value of capital and/or to having an insufficient amount of retained earnings. In 2015, the market capitalization ratios in the scenarios presented continued to be above the minimum policy limits identified above. Although the ratios declined slightly at December 31, 2015 compared to the end of 2014 and average for 2015, they remained acceptable because retained earnings were 17 percent of regulatory capital stock at December 31, 2015 and we maintained risk exposures at moderate levels.

The following table presents the market value of equity to the book value of total capital.

	December 31, 2015	Monthly Average Year Ended December 31, 2015	December 31, 2014
Market Value of Equity to Book Value of Capital - Base Case (Flat Rates) Scenario (1)	94%	97%	98%
Market Value of Equity to Book Value of Capital - Down Shock (1)(2)	93	97	99
Market Value of Equity to Book Value of Capital - Up Shock (1)(3)	89	92	94

(1)	Capital includes total capital and mandatorily redeemable capital stock.

(2)	Represents a down shock of 100 basis points.

(3)	Represents an up shock of 200 basis points.

A base-case value below par indicates that we have realized or could realize risks (especially market risk) such that the market value of total capital owned by stockholders, which includes regulatory capital stock and retained earnings, is below par value (i.e., below 100 percent of the total book value). The base-case ratio of 94 percent at December 31, 2015 indicates that the market value of total capital is $345 million below the par value of total capital. In a scenario in which interest rates increase 200 basis points, the market value of total capital would be $577 million below the par value of total capital, which indicates that capital stock would still be redeemable at par but stockholders would not receive the full sum of their ownership claims in the FHLB which include both capital stock and retained earnings.

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

Collateral: We require each member to provide us a security interest in eligible collateral before it can undertake any secured borrowing. At December 31, 2015, our policy of over-collateralization resulted in total collateral pledged of $306.5 billion to serve members' total borrowing capacity of $260.6 billion. The estimated value of pledged collateral is discounted in order to offset market, credit, and liquidity risks that may affect the collateral's realizable value in the event it must be liquidated. Over-collateralization by one member is not applied to another member.

The table below shows the total pledged collateral (unadjusted for Collateral Maintenance Requirements).

	December 31, 2015		December 31, 2014
(Dollars in billions)		Percent of Total		Percent of Total
	Collateral Amount	Pledged Collateral	Collateral Amount	Pledged Collateral
Single-family loans	$174.0	57%	$140.4	55%
Multi-family loans	44.9	15	38.2	15
Bond securities	32.9	11	22.3	9
Commercial real estate	31.0	10	29.5	12
Home equity loans/lines of credit	23.1	7	22.0	9
Farm real estate	0.6	—	0.6	—
Total	$306.5	100%	$253.0	100%

At December 31, 2015, 64 percent of collateral was related to residential mortgage lending in single-family loans and home equity loans/lines of credit. The collateral composition remained consistent with the end of 2014.

We assign each member one of four levels of collateral status: Blanket, Securities, Listing, and Physical Delivery. Assignment is based in part on an internal credit rating model that reflects our view of the member's current financial condition and performance. Blanket collateral status, which we assign to approximately 90 percent of borrowers, is the least restrictive status and is available to lower-risk bank and credit union members. Approximately 53 percent of pledged collateral is under Blanket status. We monitor the level of eligible collateral pledged under Blanket status using quarterly regulatory financial reports or periodic collateral “Certification” documents submitted by all significant borrowers.

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

Borrowing Capacity/Lendable Value: We determine borrowing capacity against pledged collateral by establishing minimum levels of over-collateralization (Collateral Maintenance Requirements or CMRs). CMRs result in a lendable value, or borrowing capacity that is less than the amount of pledged collateral.

CMRs are determined by statistical analysis and management assumptions relating to historical price volatility, inherent credit risks, liquidation costs, and the current credit and economic environment. We apply CMR results to the estimated values of pledged assets. CMRs vary among pledged assets and members based on the financial strength of the member institution, the level of collateral status, the issuer of bond collateral or the quality of securitized assets, the marketability of the pledged assets, the payment performance of pledged loan collateral, and the quality of loan collateral as reflected in the manner in which it was underwritten and is administered.

The table below indicates the range of lendable values remaining after the application of CMRs for each major collateral type pledged at December 31, 2015. These ranges did not change from the end of 2014.

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

The ranges of lendable values exclude subprime and nontraditional mortgage loan collateral. Loans pledged by lower risk members for which we require only high level, summary reporting of eligible balances are generally discounted more heavily than loans on which we have detailed loan structure and underwriting information. For any form of loan collateral, additional credit risk based adjustments may be made to an individual member’s collateral that results in a lower lendable value than that indicated in the above table.

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

Internal Credit Ratings: We perform credit underwriting of our members and nonmember borrowers and assign them an internal credit rating on a scale of one to seven, with a higher number representing a less favorable assessment of the institution's credit and overall financial condition. The credit ratings are based on internal credit analysis and consideration of available credit ratings from independent credit rating organizations. The credit ratings are used in conjunction with other measures of the credit risk and pledged collateral, as described above, in managing credit risk exposure to member and nonmember borrowers.

A less favorable credit rating can cause us to 1) decrease the institution's borrowing capacity via higher CMRs, 2) require the institution to provide an increased level of detail on pledged collateral, 3) require it to deliver collateral into our custody, 4) prompt us to more closely and/or frequently monitor the institution using several established processes, and/or 5) limit the institution's exposure through borrowing restrictions (e.g., maturity restrictions on new Advances or requiring prepayments on existing Advances).

The following tables show the distribution of internal credit ratings we assigned to member and nonmember borrowers, which we use to help manage credit risk exposure.

(Dollars in billions)
December 31, 2015			December 31, 2014
	Borrowers			Borrowers
		Collateral-Based			Collateral-Based
Credit		Borrowing	Credit		Borrowing
Rating	Number	Capacity	Rating	Number	Capacity
1-3	582	$251.7	1-3	547	$131.1
4	85	5.2	4	107	74.9
5	29	3.6	5	37	3.6
6	8	0.1	6	14	0.2
7	7	—	7	12	0.3
Total	711	$260.6	Total	717	$210.1

A “4” rating is our assessment of the lowest level of satisfactory performance. At December 31, 2015, 44 borrowers (six percent of the total) had credit ratings of "5" through "7," a net decrease of 19 from the end of 2014. These members had $3.7 billion of borrowing capacity at December 31, 2015. There was a net decrease of 22 members who had a "4" credit rating and a net increase of 35 members with credit ratings of "1," "2," or "3." These trends indicate a general improvement in the overall financial condition of our members during the recovery cycle for the overall economy and housing market.

Member Failures, Closures, and Receiverships: There were no member failures in 2015.

MPP
Overview. We believe that the residual amount of credit risk exposure to loans in the MPP is minimal, based on the following factors:

▪	various credit enhancements for conventional loans, which are designed to protect us against credit losses;

▪	conservative underwriting and loan characteristics consistent with favorable expected credit performance;

▪	a small overall amount of delinquencies and defaults when compared to national averages;

▪
credit losses totaling $1.9 million in 2015 and $16.7 million over the life of the program, which represent an immaterial percentage of conventional loans' current unpaid principal balances at December 31, 2015 and of total purchases-to-date for the entire MPP; and

▪
in addition to the low program-to-date credit losses, based on financial analysis, we believe that future credit losses will not harm capital adequacy and will not significantly affect profitability except under the most extreme and unlikely credit conditions.

Portfolio Loan Characteristics: The following table shows FICO® credit scores of homeowners at origination dates for the conventional loan portfolio.

FICO® Score (1)	December 31, 2015	December 31, 2014
< 620	—%	—%
620 to < 660	1	2
660 to < 700	7	8
700 to < 740	17	18
>= 740	75	72

Weighted Average	762	760

(1)	Represents the FICO® score at origination.

There was little change in the distribution of FICO® scores at origination in 2015 compared to 2014. The distribution of FICO® scores at origination is one indication of the portfolio's overall favorable credit quality. At December 31, 2015, 75 percent of the portfolio had scores at an excellent level of 740 or above and 92 percent had scores above 700, which is a threshold generally considered indicative of homeowners' with good credit quality.

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

	Based on Estimated Origination Value			Based On Estimated Current Value
Loan-to-Value	December 31, 2015	December 31, 2014	Loan-to-Value	December 31, 2015	December 31, 2014
<= 60%	16%	17%	<= 60%	33%	34%
> 60% to 70%	16	16	> 60% to 70%	22	25
> 70% to 80%	55	55	> 70% to 80%	28	25
> 80% to 90%	8	7	> 80% to 90%	13	12
> 90%	5	5	> 90% to 100%	4	3
			> 100%	—	1
Weighted Average	72%	72%	Weighted Average	65%	65%

The levels of loan-to-value ratios in the last several years are consistent with the portfolio's excellent credit quality. At December 31, 2015, we estimated that 17 percent of loans have current loan-to-value ratios above 80 percent, relatively unchanged compared to the end of 2014.

Based on the available data, we believe we have minimal exposure to loans in the MPP considered to have characteristics of “subprime” or “alternative/nontraditional” loans. Further, we do not knowingly purchase any loan that violates the terms of our Anti-Predatory Lending Policy.

The geographical allocation of conventional loans in the MPP is concentrated in Ohio, as shown in the following table based on unpaid principal balance.

	December 31, 2015		December 31, 2014
Ohio	63%	Ohio	61%
Kentucky	14	Kentucky	13
Indiana	10	Indiana	8
Tennessee	3	Tennessee	3
Michigan	1	Michigan	2
All others	9	All others	13
Total	100%	Total	100%

Credit Enhancements: Conventional mortgage loans are supported against credit losses by various combinations of primary mortgage insurance (PMI), supplemental mortgage insurance (SMI) (for loans purchased before February 2011), and the Lender Risk Account (LRA). The LRA is a holdback of a portion of the initial purchase price to cover expected credit losses for a specific pool of loans. Starting after five years from the loan purchase date, we may return the holdback to PFIs if they manage credit risk to predefined acceptable levels of exposure on the loan pools they sell to us. As a result, some pools of loans may have sufficient credit enhancements to recapture all losses while other pools of loans may not. The LRA had balances of $158 million and $129 million at December 31, 2015 and 2014, respectively. For more information, see Note 10 of the Notes to Financial Statements.

Credit Performance: The table below provides an analysis of conventional loans delinquent or in the process of foreclosure, along with the national average serious delinquency rate.

	Conventional Loan Delinquencies
(Dollars in millions)	December 31, 2015	December 31, 2014
Early stage delinquencies - unpaid principal balance (1)	$51	$61
Serious delinquencies - unpaid principal balance (2)	$32	$43
Early stage delinquency rate (3)	0.7%	1.0%
Serious delinquency rate (4)	0.4%	0.7%
National average serious delinquency rate (5)	1.8%	2.4%

(1)	Includes conventional loans 30 to 89 days delinquent and not in foreclosure.

(2)	Includes conventional loans that are 90 days or more past due or where the decision of foreclosure or a similar alternative such as pursuit of deed-in-lieu has been reported.

(3)	Early stage delinquencies expressed as a percentage of the total conventional loan portfolio.

(4)	Serious delinquencies expressed as a percentage of the total conventional loan portfolio.

(5)
National average number of fixed-rate prime conventional loans that are 90 days or more past due or in the process of foreclosure is based on the most recent national delinquency data available. The December 31, 2015 rate is based on September 30, 2015 data.

The MPP has experienced a small amount of delinquencies and foreclosures with the serious delinquency rate continuing to be well below national averages.

We consider a high risk loan as having a current loan-to-value ratio above 100 percent. At December 31, 2015, high risk loans had experienced a moderate amount of serious delinquencies (i.e., delinquencies that are 90 days or more past due or in the process of foreclosure). For example, of the $20 million of conventional principal balances with current estimated loan-to-values above 100 percent, $1 million (six percent) were seriously delinquent. We believe these data further support our view that the overall portfolio is comprised of high-quality, well-performing loans.

Credit Losses: The following table shows the effects of credit enhancements on the estimation of credit losses at the noted periods. Estimated incurred credit losses, after credit enhancements, are accounted for in the allowance for credit loss or as a charge off (i.e., a reduction to the principal of mortgage loans held for portfolio).

(In millions)	December 31, 2015	December 31, 2014
Estimated incurred credit losses, before credit enhancements	$(14)	$(23)
Estimated amounts deemed recoverable by:
Primary mortgage insurance	1	2
Supplemental mortgage insurance	8	13
Lender Risk Account	2	3
Estimated incurred credit losses, after credit enhancements	$(3)	$(5)

The data presented above provide further information on the aggregate health of the portfolio. Credit risk exposure depends on the actual and potential credit performance of the loans in each pool compared to the pool's equity (on individual loans) and credit enhancements, including PMI, the LRA, and SMI.

The estimate of credit losses at December 31, 2015 decreased from the end of 2014 due to realized credit losses as problem loans continued to liquidate and as delinquency trends and housing prices improved.

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

SMI
Another credit enhancement feature on some conventional loans is SMI purchased from Genworth and Mortgage Guaranty Insurance Corporation (MGIC). Beginning February 1, 2011, we discontinued use of SMI as a credit enhancement for new loan purchases; instead, we now augment credit enhancements with a greater amount of the purchase proceeds added to the LRA. At December 31, 2015, we had $1.4 billion of conventional loans purchased prior to February 2011 with outstanding SMI coverage through Genworth and MGIC that are paying down over time. Due to the possibility that MGIC and Genworth may not pay all of the future insurance claims we make, we estimate that $0.3 million of payments are not probable, which is reflected in our allowance for credit losses at December 31, 2015. The estimation of SMI exposure, similar to overall trends of our loan losses, has declined over the last several years.

Investments
Liquidity Investments: Liquidity investments are either unsecured, guaranteed by the U.S. government, or secured (i.e., collateralized). For unsecured liquidity investments, we invest in the debt securities of highly rated, investment-grade institutions, have appropriate and conservative limits on dollar and maturity exposure to each institution, and have strong credit underwriting practices, including active monitoring of credit quality of our counterparties and of the environment in which they operate. We purchase liquidity investments from counterparties that have a strong ability to repay principal and interest.

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

(In millions)	December 31, 2015
	Long-Term Rating
	AA	A	Total
Unsecured Liquidity Investments
Federal funds sold	$4,305	$6,540	$10,845
Certificates of deposit	600	100	700
Total unsecured liquidity investments	4,905	6,640	11,545
Guaranteed/Secured Liquidity Investments
Securities purchased under agreements to resell	10,532	—	10,532
Government-sponsored enterprises (1)	33	—	33
Total guaranteed/secured liquidity investments	10,565	—	10,565
Total liquidity investments	$15,470	$6,640	$22,110

	December 31, 2014
	Long-Term Rating
	AA	A	Total
Unsecured Liquidity Investments
Federal funds sold	$2,100	$4,500	$6,600
Certificates of deposit	950	400	1,350
Total unsecured liquidity investments	3,050	4,900	7,950
Guaranteed/Secured Liquidity Investments
Securities purchased under agreements to resell	3,343	—	3,343
Government-sponsored enterprises (1)	26	—	26
Total guaranteed/secured liquidity investments	3,369	—	3,369
Total liquidity investments	$6,419	$4,900	$11,319

(1)
Consists of securities that are issued and effectively guaranteed by Fannie Mae and/or Freddie Mac, which have the support of the U.S. government, although they are not obligations of the U.S. government.

During 2015, we purchased a portion of our total liquidity investments from counterparties for which the investments are secured with collateral (secured resale agreements). We believe these investments present little or no credit risk exposure to us.

The following table presents credit ratings of our unsecured investment credit exposures by the domicile of the counterparty or the domicile of the counterparty's parent for U.S. branches and agency offices of foreign commercial banks.

(In millions)	December 31, 2015
		Counterparty Rating (1)
Domicile of Counterparty	Sovereign Rating (1)	AA	A	Total
Domestic	AA+	$840	$2,190	$3,030
U.S. branches and agency offices of foreign commercial banks:
Canada	AAA	1,765	940	2,705
Sweden	AAA	200	940	1,140
Australia	AAA	1,100	—	1,100
Finland	AAA	1,000	—	1,000
Germany	AAA	—	940	940
Norway	AAA	—	940	940
Netherlands	AAA	—	440	440
United Kingdom	AA+	—	250	250
Total U.S. branches and agency offices of foreign commercial banks		4,065	4,450	8,515
Total unsecured investment credit exposure		$4,905	$6,640	$11,545

(1)	Represents the lowest long-term credit rating provided by Standard & Poor's, Moody's, and/or Fitch Advisory Services.

The following table presents the remaining contractual maturity of our unsecured investment credit exposure by the domicile of the counterparty or the domicile of the counterparty's parent for U.S. branches and agency offices of foreign commercial banks.

(In millions)	December 31, 2015
Domicile of Counterparty	Overnight	Due 2 days through 30 days	Due 31 days through 90 days	Total
Domestic	$3,030	$—	$—	$3,030
U.S. branches and agency offices of foreign commercial banks:
Canada	2,405	100	200	2,705
Sweden	940	100	100	1,140
Australia	1,000	—	100	1,100
Finland	1,000	—	—	1,000
Germany	940	—	—	940
Norway	940	—	—	940
Netherlands	440	—	—	440
United Kingdom	150	—	100	250
Total U.S. branches and agency offices of foreign commercial banks	7,815	200	500	8,515
Total unsecured investment credit exposure	$10,845	$200	$500	$11,545

At December 31, 2015, all of the $11.5 billion of unsecured investment exposure was to counterparties with holding companies domiciled in countries receiving either AAA or AA+ long-term sovereign ratings. Furthermore, we restrict a significant portion of unsecured lending to overnight maturities, which further limits risk exposure to these counterparties. By Finance Agency regulation, all counterparties exposed to non-U.S. countries are required to be domestic U.S. branches of foreign counterparties. We also limit exposure to counterparties and countries that could have significant direct or indirect exposure to European sovereign debt.

Mortgage-Backed Securities.

GSE Mortgage-Backed Securities
At December 31, 2015, $11.3 billion of mortgage-backed securities held were GSE securities issued by Fannie Mae and Freddie Mac, which provide credit safeguards by guaranteeing either timely or ultimate payments of principal and interest. We believe that the conservatorships of Fannie Mae and Freddie Mac lower the chance that they would not be able to fulfill their credit guarantees and that the securities issued by these two GSEs are effectively government guaranteed. In addition, based on the data available to us and our purchase practices, we believe that most of the mortgage loans backing our GSE mortgage-backed securities are of high quality with acceptable credit performance.

Mortgage-Backed Securities Issued by Other Government Agencies
We also invest in mortgage-backed securities issued and guaranteed by Ginnie Mae and the NCUA. These investments totaled $3.9 billion at December 31, 2015. We believe that the strength of the issuers' guarantees and backing by the full faith and credit of the U.S. government is sufficient to protect us against credit losses on these securities.

Derivatives
Credit Risk Exposure: We mitigate most of the credit risk exposure resulting from derivative transactions through collateralization. The table below presents the derivative positions to which we had credit risk exposure at December 31, 2015.

(In millions)
Credit Rating (1)	Total Notional	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Net Credit Exposure to Counterparties
Non-member counterparties:
Asset positions with credit exposure:
Uncleared derivatives:
A	$385	$2	$—	$2
Baa/BBB	536	2	(2)	—
Liability positions with credit exposure:
Cleared derivatives (2)	5,952	(6)	31	25
Total derivative positions with credit exposure to non-member counterparties	6,873	(2)	29	27
Member institutions (3)	130	—	—	—
Total	$7,003	$(2)	$29	$27

(1)	Each category includes the related plus (+) and minus (-) ratings (i.e., “A” includes “A+” and “A-” ratings).

(2)	Represents derivative transactions cleared with clearinghouses, which are not rated.

(3)	Represents Mandatory Delivery Contracts.

Based on both the gross and net exposures, we had a minimal amount of residual credit risk exposure on uncleared derivatives throughout 2015. Gross exposure would likely increase if interest rates rise and could increase if the composition of our derivatives change. However, contractual collateral provisions in these derivatives would limit net exposure to acceptable levels.

Although we cannot predict if we will realize credit risk losses from any of our derivatives counterparties, we believe that all of them will be able to continue making timely interest payments and, more generally, to continue to satisfy the terms and conditions of their derivative contracts with us. As of December 31, 2015, we had $0.3 billion of notional principal of interest rate swaps outstanding to one member, JPMorgan Chase Bank, N.A., which also had outstanding credit services with us. Due to the amount of market value collateralization, we had no outstanding credit exposure to this counterparty related to interest rate swaps outstanding.

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

Advance concentration has a minimal effect on market risk exposure because Advances are largely match funded. Furthermore, additional increases in Advance concentration would not materially affect capital adequacy because Advance growth is supported by new purchases of capital stock as required by the Capital Plan.

Liquidity Risk

Liquidity Overview
The FHLBank System's primary source of funds is the sale of Consolidated Obligations in the capital markets. Our ability to obtain funds through the sale of Consolidated Obligations depends in part on prevailing conditions in the capital markets, particularly the short-term capital markets, due to a large reliance on short-term funding. As shown on the Statements of Cash Flows, in 2015, our portion of the System's debt issuances totaled $306.0 billion for Discount Notes and $19.0 billion for Bonds. The System's favorable debt ratings, the implicit U.S. government backing of our debt, and our effective risk management have been instrumental in ensuring satisfactory access to the capital markets.

Our liquidity position remained strong during 2015, and our overall ability to fund our operations through debt issuances at acceptable interest costs remained sufficient. Investor demand of System debt remains robust and, we believe, increased in 2015. Although we can make no assurances, we expect this to continue to be the case. We believe the possibility of a liquidity or funding crisis in the System that would impair our ability to participate, on a cost-effective basis, in issuances of new debt, service outstanding debt, maintain adequate capitalization, or pay competitive dividends is remote.

In 2015, the Office of Finance instituted several enhancements to its short-term debt issuance programs on behalf of the FHLBanks. The enhancements were responses to certain dealers, who ultimately distribute our debt to investors, being more reluctant to temporarily hold as much debt on their balance sheets at quarter- and year-ends. Such reluctance is a result of the perceived growing burden of their regulatory capital environment. Enhancements included modifying the Discount Notes auction to a single-price (Dutch) award method to determine winning bids, replacing the 9-week maturity with an 8-week maturity, extending the marketing period for debt issuance, and changes to the dealer compensation structure. We believe these enhancements will improve the ability of System debt to reach investors in a timely manner in the changing regulatory environment.

We must meet both operational and contingency liquidity requirements. We satisfied the operational liquidity requirement by both meeting a contingency liquidity requirement, discussed below, and because we were able to adequately access the capital markets to issue debt. Liquidity investments, most of which were overnight, were generally in the range of $5 billion to $15 billion during the first nine months of 2015 before increasing above $20 billion in the fourth quarter. The increase was driven by the dealer balance sheet constraints and positioning to fulfill possible same-day member Advance demand. Liquidity balances decreased towards the $10 billion to $15 billion range in the first quarter of 2016. In addition, Finance Agency guidance requires us to target at least 5 to 15 consecutive days of positive liquidity based on specific assumptions under two scenarios. We target holding at least three extra days of positive liquidity under each scenario, although as market conditions warrant we may hold, and often do hold, additional amounts. Similar to the increase in the amount of liquidity in the fourth quarter, we also increased the number of days of positive liquidity.

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

(In millions)	December 31, 2015	December 31, 2014
Contingency Liquidity Requirement
Total Contingency Liquidity Reserves (1)	$41,932	$30,594
Total Requirement (2)	(28,420)	(12,155)
Excess Contingency Liquidity Available	$13,512	$18,439

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

(In millions)	December 31, 2015	December 31, 2014
Deposit Reserve Requirement
Total Eligible Deposit Reserves	$82,036	$77,920
Total Member Deposits	(804)	(730)
Excess Deposit Reserves	$81,232	$77,190

Contractual Obligations
The following table summarizes our contractual obligations at December 31, 2015. The allocations according to the expiration terms and payment due dates of these obligations were not materially different from those at the end of 2014. Changes reflected normal business variations. We believe that, as in the past, we will continue to have sufficient liquidity, including from access to the debt markets to issue Consolidated Obligations, to satisfy these obligations on a timely basis.

(In millions)	< 1 year	1 < 3 years	3 < 5 years	> 5 years	Total
Contractual Obligations
Long-term debt (Bonds) - par (1)	$9,809	$9,958	$7,131	$8,139	$35,037
Operating leases (include premises and equipment)	1	2	1	5	9
Mandatorily redeemable capital stock	33	—	5	—	38
Commitments to fund mortgage loans	450	—	—	—	450
Pension and other postretirement benefit obligations	3	5	5	25	38
Total Contractual Obligations	$10,296	$9,965	$7,142	$8,169	$35,572

(1)
Does not include Discount Notes and contractual interest payments related to Bonds. Total is based on contractual maturities; the actual timing of payments could be affected by factors affecting redemptions.

Off-Balance Sheet Arrangements
The following table summarizes our off-balance sheet items at December 31, 2015. The allocations according to the expiration terms and payment due dates of these items were not materially different from those at the end of 2014, and changes reflected normal business variations. For more information, see Note 20 of the Notes to Financial Statements.

(In millions)	< 1 year	1 < 3 years	3 < 5 years	> 5 years	Total
Off-balance sheet items (1)
Standby Letters of Credit	$19,417	$41	$42	$55	$19,555
Standby bond purchase agreements	86	26	10	—	122
Consolidated Obligations traded, not yet settled	—	10	30	20	60
Total off-balance sheet items	$19,503	$77	$82	$75	$19,737

(1)	Represents notional amount of off-balance sheet obligations.

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

Internal Department Procedures and Controls
Each of our departments maintains and regularly reviews and enhances, as needed, a system of internal procedures and controls, including those that address proper segregation of duties. Each system is designed to prevent any one individual from processing the entirety of a transaction that affects member accounts, correspondent FHLB accounts or third-party servicers providing support to us. We review daily and periodic transaction activity reports in a timely manner to detect erroneous or fraudulent activity. Procedures and controls also are assessed on an enterprise-wide basis, independently from the business unit departments. We also are in compliance with Sarbanes-Oxley Sections 302 and 404, which focus on the control environment over financial reporting.

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
Disaster Recovery Provisions
We have a Business Resumption Contingency Plan that provides us with the ability to maintain operations in various scenarios of business disruption. A committee of staff reviews and updates this plan periodically to ensure that it serves our changing operational needs and those of our members. We have an off-site facility in a suburb of Cincinnati, Ohio, which is tested at least annually. We also have a back-up agreement in place with another FHLBank in the event that both of our Cincinnati-based facilities are inoperable.

Insurance Coverage
We have insurance coverage for cyber risks, employee fraud, forgery and wrongdoing, and Directors' and Officers' liability. This coverage primarily provides protection for claims alleging breach of duty, misappropriation of funds, neglect, acts of omission, employment practices, and fiduciary liability. We also have property, casualty, computer equipment, automobile, and various types of other coverage as well.

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

Fair value differences that have actually occurred have historically resulted in a relatively small amount of earnings volatility. Each month, we compute fair values on all derivatives and related hedged instruments across a range of interest rate scenarios. As of year-end 2015, for derivatives receiving long-haul fair value hedge accounting, the total net difference between the fair values of the derivatives and related hedged instruments under an assumption of stressed interest rate environments was in a range of zero to negative $3 million. This range is minimal compared to the notional principal amount.

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

The effect of electing full fair value is that the hedged instruments' market value includes the impact of changes in spreads between LIBOR and the interest rate index related to the hedged instrument. This spread includes a credit risk component. Therefore, full fair value results in a different kind of unrealized earnings volatility, which could be higher or lower, compared to accounting under fair value hedge treatment.

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

We have historically purchased most MPP loans at premium prices. Mortgage-backed securities outstanding at the end of 2015 were purchased at net premium prices close to par. At the end of 2015, the MPP had a net premium balance of $224 million and mortgage-backed securities had a net premium balance of $44 million, resulting in a total mortgage net premium balance of $268 million.

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

We regularly perform analyses that test the sensitivity of premium/discount recognition for mortgage assets to changes in prepayment speeds. The following table shows, as of year-end 2015, the estimated adjustments to the immediate recognition of premium amortization/discount accretion for various interest rate shocks (with interest rates not permitted to fall below zero percent). Although some of the changes shown below would result in a substantial change in ROE in the quarter in which the rate change occurred, it currently would not materially threaten our profitability.

(In millions)	-200	-100	-50	Base	+50	+100	+200
	$(76)	$(35)	$(12)	$(3)	$1	$3	$7

Provision for Credit Losses

We evaluate Advances and the MPP to assure an adequate reserve is maintained to absorb probable losses inherent in these portfolios.

Advances
We evaluate probable credit losses inherent in Advances due to borrower default or delayed receipt of interest and principal, taking into consideration the amount recoverable from the collateral pledged by members to secure Advances. This analysis is performed for each member separately on at least a quarterly basis. We believe we have adequate policies and procedures in place to effectively manage credit risk exposure on Advances. These include monitoring the creditworthiness and financial condition of the institutions to which we lend funds, determining the quality and value of collateral pledged, estimating borrowing capacity based on collateral value and type for each member, and evaluating historical loss experience. At December 31, 2015, we had rights to collateral (either loans or securities), on a member-by-member basis, with an estimated fair value that exceeds the amount of outstanding Advances. At the end of 2015, the aggregate estimated value of this collateral was $306.5 billion. Although some of this overcollateralization may reflect a desire to maintain excess borrowing capacity, all of a member's pledged collateral would be available as necessary to cover any of that member's credit obligations to the FHLB.

Based on the nature and quality of the collateral held as security for Advances, including overcollateralization, our credit analyses of members and collateral, and members' prior repayment history (i.e., we have never recorded a loss from an Advance), we believe that no allowance for losses was necessary at December 31, 2015. See Notes 1 and 10 of the Notes to Financial Statements for additional information.

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

Based on our analysis, as of December 31, 2015, we determined that an allowance for credit losses of $2 million was required for our conventional mortgage loans in the MPP. Substantial reductions in home prices or other economic variables that affect mortgage defaults could increase credit losses experienced in the portfolio.

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

If we were to determine that an other-than-temporary impairment existed, the security would initially be written down to current market value, with the loss recognized in non-interest income if we intend to sell the security or it is more likely than not we will be required to sell the security before recovery of the amortized cost basis. If we do not intend to sell the security and it is not more likely than not we will be required to sell the security before recovery, the security would be written down to current market value with a separate display of losses related to credit deterioration and losses related to all other factors on the income statement. Any non-credit loss related amounts would then be reclassified and recorded in other comprehensive income, resulting in only net credit-related losses recorded on the income statement. As of December 31, 2015 we did not consider any of our investment securities to be other-than-temporarily impaired.

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

We categorize each of our financial instruments carried at fair value into one of three levels in accordance with the fair value hierarchy. The hierarchy is based upon the transparency (observable or unobservable) of inputs to the valuation of an asset or liability as of the measurement date. Observable inputs reflect market data obtained from independent sources (Levels 1 and 2), while unobservable inputs reflect our assumptions of market variables (Level 3). Management utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Because items classified as Level 3 are valued using significant unobservable inputs, the process for determining the fair value of these items is generally more subjective and involves a high degree of management judgment and use of assumptions. As of December 31, 2015 and 2014, all of our assets and liabilities measured at fair value on a recurring basis were classified as Level 2 within the fair value hierarchy.

RECENTLY ISSUED ACCOUNTING STANDARDS AND INTERPRETATIONS

See Note 2 of the Notes to Financial Statements for a discussion of recently issued accounting standards and interpretations.

OTHER FINANCIAL INFORMATION

Income Statements

Summary income statements for each quarter within the two years ended December 31, 2015 are provided in the tables below.

	2015
(In millions)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Interest income	$225	$234	$238	$260	$957
Interest expense	148	149	161	177	635
Net interest income	77	85	77	83	322
Reversal for credit losses	—	—	—	—	—
Non-interest income	8	5	10	7	30
Non-interest expense	24	26	26	27	103
Net income	$61	$64	$61	$63	$249

	2014
(In millions)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Interest income	$229	$226	$228	$225	$908
Interest expense	152	149	145	145	591
Net interest income	77	77	83	80	317
(Reversal) provision for credit losses	—	(1)	—	1	—
Non-interest income	4	6	4	9	23
Non-interest expense	24	23	25	24	96
Net income	$57	$61	$62	$64	$244

Investment Securities

Data on investments for the years ended December 31, 2015, 2014 and 2013 are provided in the tables below.

(In millions)	Carrying Value at December 31,
	2015	2014	2013
Trading securities:
Mortgage-backed securities:
Other U.S. obligation single-family mortgage-backed securities	$1	$2	$2
Total trading securities	1	2	2
Available-for-sale securities:
Certificates of deposit	700	1,350	2,185
Total available-for-sale securities	700	1,350	2,185
Held-to-maturity securities:
Government-sponsored enterprises	33	26	28
Mortgage-backed securities:
Other U.S. obligation single-family mortgage-backed securities	3,894	2,039	1,909
Government-sponsored enterprise single-family mortgage-backed securities	10,891	12,647	14,150
Government-sponsored enterprise multi-family mortgage-backed securities	460	—	—
Total held-to-maturity securities	15,278	14,712	16,087
Total securities	15,979	16,064	18,274
Securities purchased under agreements to resell	10,532	3,343	2,350
Federal funds sold	10,845	6,600	1,740
Total investments	$37,356	$26,007	$22,364

As of December 31, 2015, investments had the following maturity and yield characteristics.

(Dollars in millions)	Due in one year or less	Due after one year through five years	Due after five through 10 years	Due after 10 years	Carrying Value
Trading securities:
Mortgage-backed securities(1):
Other U.S. obligation single-family mortgage-backed securities	$—	$—	$1	$—	$1
Total trading securities	—	—	1	—	1
Yield on trading securities	—%	—%	2.25%	—%
Available-for-sale securities:
Certificates of deposit	$700	$—	$—	$—	$700
Total available-for-sale securities	700	—	—	—	700
Yield on available-for sale securities	0.31%	—%	—%	—%
Held-to-maturity securities:
Government-sponsored enterprises	$33	$—	$—	$—	$33
Mortgage-backed securities(1):
Other U.S. obligation single-family mortgage-backed securities	—	884	—	3,010	3,894
Government-sponsored enterprise single-family mortgage-backed securities	—	174	647	10,070	10,891
Government-sponsored enterprise multi-family mortgage-backed securities	—	—	—	460	460
Total held-to-maturity securities	33	1,058	647	13,540	15,278
Yield on held-to-maturity securities	0.14%	1.37%	3.38%	2.26%
Total securities	$733	$1,058	$648	$13,540	$15,979
Securities purchased under agreements to resell	10,532	—	—	—	10,532
Federal funds sold	10,845	—	—	—	10,845
Total investments	$22,110	$1,058	$648	$13,540	$37,356

(1)	Mortgage-backed securities allocated based on contractual principal maturities assuming no prepayments.

As of December 31, 2015, the FHLB held securities of the following issuers with a book value greater than 10 percent of FHLB capital. The table includes government-sponsored enterprises, securities of the U.S. government, and government agencies and corporations.

(In millions)	Total	Total
Name of Issuer	Carrying Value	Fair Value
Freddie Mac	$4,160	$4,152
Fannie Mae	7,224	7,205
National Credit Union Administration Trust	884	886
Government National Mortgage Association	3,011	2,988
Certificates of deposit (4 issuers)	700	700
Total investment securities	$15,979	$15,931

Loan Portfolio Analysis

The FHLB's outstanding loans, loans 90 days or more past due and accruing interest, and allowance for credit loss information for the five years ended December 31 are shown below. The FHLB's interest and related shortfall on non-accrual loans and loans modified in troubled debt restructurings was not material during the years presented below.

(Dollars in millions)	2015	2014	2013	2012	2011
Domestic:
Advances	$73,292	$70,406	$65,270	$53,944	$28,424
Real estate mortgages	$7,982	$6,989	$6,826	$7,548	$7,871
Real estate mortgages past due 90 days or more (including those in process of foreclosure) and still accruing interest	$42	$66	$89	$113	$145
Non-accrual loans, unpaid principal balance (1)	$7	$4	$3	$3	$2
Troubled debt restructurings (not included above)	$8	$5	$4	$3	$1
Allowance for credit losses on mortgage loans, beginning of year	$5	$7	$18	$21	$12
Charge-offs	(3)	(2)	(4)	(4)	(3)
(Reversal) provision for credit losses	—	—	(7)	1	12
Allowance for credit losses on mortgage loans, end of year	$2	$5	$7	$18	$21
Ratio of net charge-offs during the period to average loans outstanding during the period	0.04%	0.03%	0.05%	0.06%	0.05%

(1)	See Note 1 of the Notes to Financial Statements for an explanation of the FHLB's non-accrual policy.

Other Borrowings

Borrowings with original maturities of one year or less are classified as short-term. The following is a summary of short-term borrowings exceeding 30 percent of total capital for the years ended December 31:

(Dollars in millions)	2015	2014	2013
Discount Notes
Outstanding at year-end (book value)	$77,199	$41,232	$38,210
Weighted average rate at year-end (1) (2)	0.24%	0.09%	0.09%
Daily average outstanding for the year (book value)	$52,706	$35,992	$34,574
Weighted average rate for the year (2)	0.12%	0.08%	0.11%
Highest outstanding at any month-end (book value)	$77,199	$41,232	$38,926
Bonds (short-term)
Outstanding at year-end (par value)	$4,415	$17,810	$21,650
Weighted average rate at year-end (2) (3)	0.23%	0.10%	0.11%
Daily average outstanding for the year (par value)	$6,974	$18,810	$16,583
Weighted average rate for the year (2) (3)	0.13%	0.10%	0.13%
Highest outstanding at any month-end (par value)	$13,825	$22,235	$22,010

(1)	Represents an implied rate without consideration of concessions.

(2)	Amounts used to calculate weighted average rates for the year are based on dollars in thousands. Accordingly, recalculations based upon amounts in millions may not produce the same results.

(3)	Represents the effective coupon rate.

Term Deposits

At December 31, 2015, term deposits in denominations of $100,000 or more totaled $151,775,000. The table below presents the maturities for term deposits in denominations of $100,000 or more:

(In millions) By remaining maturity at December 31, 2015	3 months or less	Over 3 months but within 6 months	Over 6 months but within 12 months	Over 12 months but within 24 months	Total
Time certificates of deposit	$79	$48	$16	$9	$152

Ratios

	2015	2014	2013
Return on average assets	0.24%	0.24%	0.28%
Return on average equity	4.90	4.93	5.10
Average equity to average assets	4.81	4.90	5.47
Dividend payout ratio	69.24%	72.20%	68.10%

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

In our opinion, the accompanying statements of condition and the related statements of income, comprehensive income, capital, and cash flows present fairly, in all material respects, the financial position of the Federal Home Loan Bank of Cincinnati (the "FHLB") at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the FHLB maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The FHLB's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included under Item 9A in Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the FHLB's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Cincinnati, Ohio
March 17, 2016

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CONDITION
(In thousands, except par value)

	December 31,
	2015	2014
ASSETS
Cash and due from banks (Note 3)	$10,136	$3,109,970
Interest-bearing deposits	99	119
Securities purchased under agreements to resell	10,531,979	3,343,000
Federal funds sold	10,845,000	6,600,000
Investment securities:
Trading securities (Note 4)	1,159	1,341
Available-for-sale securities (Note 5)	700,081	1,349,977
Held-to-maturity securities (includes $0 and $0 pledged as collateral in 2015 and 2014, respectively, that may be repledged) (a) (Note 6)	15,278,206	14,712,271
Total investment securities	15,979,446	16,063,589
Advances (includes $15,057 and $15,042 at fair value under fair value option in 2015 and 2014, respectively) (Note 8)	73,292,172	70,405,616
Mortgage loans held for portfolio:
Mortgage loans held for portfolio (Note 9)	7,981,293	6,989,602
Less: allowance for credit losses on mortgage loans (Note 10)	1,686	4,919
Mortgage loans held for portfolio, net	7,979,607	6,984,683
Accrued interest receivable	94,855	81,384
Premises, software, and equipment, net	10,436	11,282
Derivative assets (Note 11)	26,996	14,699
Other assets	26,055	26,077
TOTAL ASSETS	$118,796,781	$106,640,419
LIABILITIES
Deposits (Note 12)	$804,342	$729,936
Consolidated Obligations, net (Note 13):
Discount Notes	77,199,208	41,232,127
Bonds (includes $2,214,590 and $4,209,640 at fair value under fair value option in 2015 and 2014, respectively)	35,104,764	59,216,557
Total Consolidated Obligations, net	112,303,972	100,448,684
Mandatorily redeemable capital stock (Note 15)	37,895	62,963
Accrued interest payable	118,823	114,781
Affordable Housing Program payable (Note 14)	107,352	98,103
Derivative liabilities (Note 11)	31,087	63,767
Other liabilities	212,254	183,177
Total liabilities	113,615,725	101,701,411
Commitments and contingencies (Note 20)
CAPITAL (Note 15)
Capital stock Class B putable ($100 par value); issued and outstanding shares: 44,288 shares in 2015 and 42,665 shares in 2014	4,428,756	4,266,543
Retained earnings:
Unrestricted	556,139	529,367
Restricted	209,438	159,694
Total retained earnings	765,577	689,061
Accumulated other comprehensive loss (Note 16)	(13,277)	(16,596)
Total capital	5,181,056	4,939,008
TOTAL LIABILITIES AND CAPITAL	$118,796,781	$106,640,419

(a)	Fair values: $15,229,965 and $14,794,326 at December 31, 2015 and 2014, respectively.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF INCOME
(In thousands)

	For the Years Ended December 31,
	2015	2014	2013
INTEREST INCOME:
Advances	$366,651	$314,800	$305,658
Prepayment fees on Advances, net	2,723	3,624	2,473
Interest-bearing deposits	88	85	185
Securities purchased under agreements to resell	2,147	1,261	1,872
Federal funds sold	12,106	5,426	6,232
Investment securities:
Trading securities	22	25	31
Available-for-sale securities	2,198	3,204	1,827
Held-to-maturity securities	325,449	343,042	313,181
Total investment securities	327,669	346,271	315,039
Mortgage loans held for portfolio	245,876	236,882	268,691
Loans to other FHLBanks	—	—	5
Total interest income	957,260	908,349	900,155
INTEREST EXPENSE:
Consolidated Obligations:
Discount Notes	65,217	27,439	36,686
Bonds	566,970	559,480	529,788
Total Consolidated Obligations	632,187	586,919	566,474
Deposits	360	264	326
Loans from other FHLBanks	—	—	5
Mandatorily redeemable capital stock	2,432	4,190	5,506
Total interest expense	634,979	591,373	572,311
NET INTEREST INCOME	322,281	316,976	327,844
Reversal for credit losses	—	(500)	(7,450)
NET INTEREST INCOME AFTER REVERSAL FOR CREDIT LOSSES	322,281	317,476	335,294
NON-INTEREST INCOME:
Net losses on trading securities	(18)	(9)	(19)
Net gains on financial instruments held under fair value option	1,057	2,174	330
Net gains on derivatives and hedging activities	13,037	6,627	7,903
Standby Letters of Credit fees	13,098	10,767	8,066
Other, net	2,720	3,071	3,511
Total non-interest income	29,894	22,630	19,791
NON-INTEREST EXPENSE:
Compensation and benefits	39,766	36,777	33,992
Other operating expenses	21,728	17,454	17,493
Finance Agency	6,793	7,084	5,203
Office of Finance	4,698	4,374	4,535
Other	2,566	2,559	3,164
Total non-interest expense	75,551	68,248	64,387
INCOME BEFORE ASSESSMENTS	276,624	271,858	290,698
Affordable Housing Program assessments	27,906	27,605	29,620
NET INCOME	$248,718	$244,253	$261,078

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	For the Years Ended December 31,
	2015	2014	2013
Net income	$248,718	$244,253	$261,078
Other comprehensive income adjustments:
Net unrealized gains (losses) on available-for-sale securities	105	97	(121)
Pension and postretirement benefits	3,214	(7,651)	2,813
Total other comprehensive income adjustments	3,319	(7,554)	2,692
Comprehensive income	$252,037	$236,699	$263,770

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CAPITAL
(In thousands)

	Capital Stock Class B - Putable		Retained Earnings			Accumulated Other Comprehensive	Total
	Shares	Par Value	Unrestricted	Restricted	Total	Loss	Capital
BALANCE, DECEMBER 31, 2012	40,106	$4,010,622	$479,253	$58,628	$537,881	$(11,734)	$4,536,769
Proceeds from sale of capital stock	7,208	720,820					720,820
Net shares reclassified to mandatorily redeemable capital stock	(334)	(33,457)					(33,457)
Comprehensive income			208,863	52,215	261,078	2,692	263,770
Cash dividends on capital stock			(177,795)		(177,795)		(177,795)
BALANCE, DECEMBER 31, 2013	46,980	4,697,985	510,321	110,843	621,164	(9,042)	5,310,107
Proceeds from sale of capital stock	835	83,543					83,543
Repurchase of capital stock	(4,979)	(497,875)					(497,875)
Net shares reclassified to mandatorily redeemable capital stock	(171)	(17,110)					(17,110)
Comprehensive income			195,402	48,851	244,253	(7,554)	236,699
Cash dividends on capital stock			(176,356)		(176,356)		(176,356)
BALANCE, DECEMBER 31, 2014	42,665	4,266,543	529,367	159,694	689,061	(16,596)	4,939,008
Proceeds from sale of capital stock	1,912	191,132					191,132
Net shares reclassified to mandatorily redeemable capital stock	(289)	(28,919)					(28,919)
Comprehensive income			198,974	49,744	248,718	3,319	252,037
Cash dividends on capital stock			(172,202)		(172,202)		(172,202)
BALANCE, DECEMBER 31, 2015	44,288	$4,428,756	$556,139	$209,438	$765,577	$(13,277)	$5,181,056

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2015	2014	2013
OPERATING ACTIVITIES:
Net income	$248,718	$244,253	$261,078
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,511	8,188	(512)
Net change in derivative and hedging activities	12,651	16,224	35,607
Net change in fair value adjustments on trading securities	18	9	19
Net change in fair value adjustments on financial instruments held under fair value option	(1,057)	(2,174)	(330)
Other adjustments	(11)	(393)	(7,464)
Net change in:
Accrued interest receivable	(13,473)	3,746	(1,216)
Other assets	(1,120)	(739)	(3,244)
Accrued interest payable	4,694	(3,177)	10,829
Other liabilities	41,036	19,252	25,470
Total adjustments	84,249	40,936	59,159
Net cash provided by operating activities	332,967	285,189	320,237

INVESTING ACTIVITIES:
Net change in:
Interest-bearing deposits	12,092	30,579	119,127
Securities purchased under agreements to resell	(7,188,979)	(993,000)	1,450,000
Federal funds sold	(4,245,000)	(4,860,000)	1,610,000
Premises, software, and equipment	(1,834)	(686)	(7,203)
Trading securities:
Proceeds from maturities of long-term	164	228	325
Available-for-sale securities:
Net decrease (increase) in short-term	650,000	835,000	(2,185,000)
Held-to-maturity securities:
Net (increase) decrease in short-term	(6,585)	1,386	(1,247)
Proceeds from maturities of long-term	2,611,029	2,093,933	2,686,432
Purchases of long-term	(3,172,521)	(719,833)	(5,977,152)
Advances:
Proceeds	930,146,812	1,120,239,271	697,384,820
Made	(933,090,216)	(1,125,441,755)	(708,852,213)
Mortgage loans held for portfolio:
Principal collected	1,383,198	1,070,820	1,890,141
Purchases	(2,414,064)	(1,260,888)	(1,203,883)
Net cash used in investing activities	(15,315,904)	(9,004,945)	(13,085,853)

The accompanying notes are an integral part of these financial statements.

(continued from previous page)
FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CASH FLOWS
(In thousands)
	For the Years Ended December 31,
	2015	2014	2013
FINANCING ACTIVITIES:
Net increase (decrease) in deposits and pass-through reserves	$74,725	$(200,660)	$(260,961)
Net payments on derivative contracts with financing elements	(28,458)	(31,195)	(42,054)
Net proceeds from issuance of Consolidated Obligations:
Discount Notes	305,975,240	270,415,559	165,083,112
Bonds	19,042,816	41,461,146	34,035,263
Payments for maturing and retiring Consolidated Obligations:
Discount Notes	(270,027,809)	(267,394,419)	(157,714,961)
Bonds	(43,118,354)	(40,358,950)	(20,166,866)
Proceeds from issuance of capital stock	191,132	83,543	720,820
Payments for repurchase/redemption of mandatorily redeemable capital stock	(53,987)	(70,000)	(128,432)
Payments for repurchase of capital stock	—	(497,875)	—
Cash dividends paid	(172,202)	(176,356)	(177,795)
Net cash provided by financing activities	11,883,103	3,230,793	21,348,126
Net (decrease) increase in cash and cash equivalents	(3,099,834)	(5,488,963)	8,582,510
Cash and cash equivalents at beginning of the period	3,109,970	8,598,933	16,423
Cash and cash equivalents at end of the period	$10,136	$3,109,970	$8,598,933
Supplemental Disclosures:
Interest paid	$642,179	$621,865	$584,640
Affordable Housing Program payments, net	$18,657	$23,291	$18,503

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI

NOTES TO FINANCIAL STATEMENTS

Background Information

The Federal Home Loan Bank of Cincinnati (the FHLB), a federally chartered corporation, is one of 11 District Federal Home Loan Banks (FHLBanks). The FHLBanks serve the public by enhancing the availability of credit for residential mortgages and targeted community development. The FHLB provides a readily available, competitively-priced source of funds to its member institutions. The FHLB is a cooperative whose member institutions own nearly all of the capital stock of the FHLB and may receive dividends on their investment to the extent declared by the FHLB's Board of Directors. Former members own the remaining capital stock to support business transactions still carried on the FHLB's Statements of Condition. Regulated financial depositories and insurance companies engaged in residential housing finance may apply for membership. Housing associates, including state and local housing authorities, may also borrow from the FHLB; while eligible to borrow, housing authorities are not members of the FHLB and, therefore, are not allowed to hold capital stock. A housing authority is eligible to utilize the Advance programs of the FHLB if it meets applicable statutory requirements. It must be a U.S. Department of Housing and Urban Development approved mortgagee and must also meet applicable mortgage lending, financial condition, as well as charter, inspection and supervision requirements.

All members must purchase stock in the FHLB. Members must own capital stock in the FHLB based on the amount of their total assets. Each member also may be required to purchase activity-based capital stock as it engages in certain business activities with the FHLB. As a result of these requirements, the FHLB conducts business with stockholders in the normal course of business. For financial statement purposes, the FHLB defines related parties as those members with more than 10 percent of the voting interests of the FHLB's outstanding capital stock. See Note 22 for more information relating to transactions with stockholders.

The Federal Housing Finance Agency (Finance Agency) is the independent Federal regulator of the FHLBanks, Federal Home Loan Mortgage Corporation (Freddie Mac) and Federal National Mortgage Association (Fannie Mae). The Finance Agency's stated mission is to ensure that the housing government-sponsored enterprises (GSEs) operate in a safe and sound manner so that they serve as a reliable source of liquidity and funding for housing finance and community investment.

Each FHLBank operates as a separate entity with its own management, employees, and board of directors. The FHLB does not have any special purpose entities or any other type of off-balance sheet conduits.

The Office of Finance is a joint office of the FHLBanks established to facilitate the issuance and servicing of the debt instruments of the FHLBanks, known as Consolidated Obligations, and to prepare combined quarterly and annual financial reports of all FHLBanks. As provided by the Federal Home Loan Bank Act of 1932, as amended (the FHLBank Act), or by Finance Agency regulation, the FHLBanks' Consolidated Obligations are backed only by the financial resources of the FHLBanks and are the primary source of funds for the FHLBanks. Deposits, other borrowings, and capital stock issued to members provide other funds. The FHLB primarily uses its funds to provide Advances to members and to purchase loans from members through its Mortgage Purchase Program (MPP). The FHLB also provides member institutions with correspondent services, such as wire transfer, security safekeeping, and settlement services.

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation. The FHLB's accounting and financial reporting policies conform to accounting principles generally accepted in the United States of America (GAAP).

Cash Flows. In the Statements of Cash Flows, the FHLB considers non-interest bearing cash and due from banks as cash and cash equivalents. Federal funds sold are not treated as cash equivalents for purposes of the Statements of Cash Flows, but are instead treated as short-term investments and are reflected in the investing activities section of the Statements of Cash Flows.

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

Fair Values. Some of the FHLB's financial instruments lack an available trading market with prices characterized as those that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. Therefore, the FHLB uses pricing services and/or internal models employing significant estimates and present value calculations when disclosing fair values. See Note 19 for more information.

Interest Bearing Deposits, Securities Purchased Under Agreements to Resell, and Federal Funds Sold. These investments provide short-term liquidity and are carried at cost. Interest bearing deposits include certificates of deposits (CDs) not meeting the definition of an investment security. The FHLB treats securities purchased under agreements to resell as short-term collateralized loans, which are classified as assets on the Statements of Condition. Securities purchased under agreements to resell are held in safekeeping in the name of the FHLB by third-party custodians approved by the FHLB. If the market value of the underlying securities decrease below the market value required as collateral, the counterparty has the option to (1) place an equivalent amount of additional securities in safekeeping in the name of the FHLB or (2) remit an equivalent amount of cash. Federal funds sold consist of short-term, unsecured loans generally transacted with counterparties that are considered by the FHLB to be of investment quality.

Investment Securities. The FHLB classifies investment securities as trading, available-for-sale and held-to-maturity at the date of acquisition. Purchases and sales of securities are recorded on a trade date basis.

Trading. Securities classified as trading are acquired for liquidity purposes and asset/liability management and carried at fair value. The FHLB records changes in the fair value of these securities through other income as a net gain or loss on trading securities. However, the FHLB does not participate in speculative trading practices and holds these investments indefinitely as management periodically evaluates its liquidity needs.

Available-for-Sale. Securities that are not classified as held-to-maturity or trading are classified as available-for-sale and are carried at fair value. The change in fair value of available-for-sale securities is recorded in other comprehensive income as a net unrealized gain or loss on available-for-sale securities.

Held-to-Maturity. Securities that the FHLB has both the ability and intent to hold to maturity are classified as held-to-maturity and are carried at amortized cost, representing the amount at which an investment is acquired adjusted for periodic principal repayments, amortization of premiums and accretion of discounts.

Certain changes in circumstances may cause the FHLB to change its intent to hold a security to maturity without calling into question its intent to hold other debt securities to maturity in the future. Thus, the sale or transfer of a held-to-maturity security due to certain changes in circumstances, such as evidence of significant deterioration in the issuer's creditworthiness or changes in regulatory requirements, is not considered to be inconsistent with its original classification. Other events that are isolated, nonrecurring, and unusual for the FHLB that could not have been reasonably anticipated may cause the FHLB to sell or transfer a held-to-maturity security without necessarily calling into question its intent to hold other debt securities to maturity.

In addition, sales of held-to-maturity debt securities that meet either of the following two conditions may be considered as maturities for purposes of the classification of securities: (1) the sale occurs near enough to the security's maturity date (or call date if exercise of the call is probable) that interest rate risk is substantially eliminated as a pricing factor and changes in market interest rates would not have a significant effect on the security's fair value, or (2) the sale of the security occurs after the FHLB has already collected a substantial portion (at least 85 percent) of the principal outstanding at acquisition due either to prepayments on the security or to scheduled payments on the security payable in equal installments (both principal and interest) over its term.

Premiums and Discounts. The FHLB amortizes purchased premiums and accretes purchased discounts on mortgage-backed securities and other investment categories with a term of greater than one year using the retrospective level-yield method (retrospective method). The retrospective method requires that the FHLB estimate prepayments over the estimated life of the securities and make a retrospective adjustment of the effective yield each time that the FHLB changes the estimated life and/or prepayments as if the new estimate had been known since the original acquisition date of the securities. The FHLB uses nationally recognized third-party prepayment models to project estimated cash flows. Due to their short term nature, the FHLB amortizes premiums and accretes discounts on other investment categories with a term of one year or less using a straight-line methodology based on the contractual maturity of the securities. Analyses of the straight-line compared to the level-yield methodology have been performed by the FHLB and it has determined that the impact of the difference on the financial statements for each period reported, taken individually and as a whole, is not material.

Gains and Losses on Sales. The FHLB computes gains and losses on sales of investment securities using the specific identification method and includes these gains and losses in other income.

Investment Securities - Other-than-Temporary Impairment. The FHLB evaluates its individual available-for-sale and held-to-maturity securities in an unrealized loss position for other-than-temporary impairment on a quarterly basis. A security is considered impaired when its fair value is less than its amortized cost. The FHLB considers an other-than-temporary impairment to have occurred under any of the following circumstances:

▪	if the FHLB has an intent to sell the impaired debt security;

▪	if, based on available evidence, the FHLB believes it is more likely than not that it will be required to sell the impaired debt security before the recovery of its amortized cost basis; or

▪	if the FHLB does not expect to recover the entire amortized cost basis of the debt security.

Recognition of Other-than-Temporary Impairment. If either of the first two conditions above is met, the FHLB recognizes an other-than-temporary impairment charge in earnings equal to the entire difference between the security's amortized cost basis and its fair value as of the Statement of Condition date. For securities in an unrealized loss position that do not meet either of these conditions, the entire loss position, or total other-than-temporary impairment, is evaluated to determine the extent and amount of credit loss.

Advances. The FHLB reports Advances (loans to members, former members or housing associates) either at amortized cost or at fair value when the fair value option is elected. Advances carried at amortized cost are reported net of premiums, discounts (including discounts on Advances related to the Affordable Housing Program (AHP), as discussed below), unearned commitment fees and hedging adjustments. The FHLB amortizes the premiums and accretes the discounts on Advances to interest income using a level-yield methodology. The FHLB records interest on Advances to income as earned. For Advances carried at fair value, interest income is recognized based on the contractual interest rate.

Advance Modifications. In cases in which the FHLB funds a new Advance concurrent with or within a short period of time before or after the prepayment of an existing Advance, the FHLB evaluates whether the new Advance meets the accounting criteria to qualify as a modification of an existing Advance or whether it constitutes a new Advance. The FHLB compares the present value of cash flows on the new Advance to the present value of cash flows remaining on the existing Advance. If there is at least a 10 percent difference in the cash flows, or if the FHLB concludes the differences between the Advances are more than minor based on qualitative factors, the Advance is accounted for as a new Advance. In all other instances, the new Advance is accounted for as a modification.

Prepayment Fees. The FHLB charges a borrower a prepayment fee when the borrower prepays certain Advances before the original maturity. The FHLB records prepayment fees, net of basis adjustments related to hedging activities included in the carrying value of the Advances, as “Prepayment fees on Advances, net” in the interest income section of the Statements of Income.

If a new Advance qualifies as a modification of the existing Advance, the net prepayment fee on the prepaid Advance is deferred, recorded in the basis of the modified Advance, and amortized/accreted using a level-yield methodology over the life of the modified Advance to Advance interest income.

For prepaid Advances that are hedged and meet the hedge accounting requirements, the FHLB terminates the hedging relationship upon prepayment and records the associated fair value gains and losses, adjusted for the prepayment fees, in interest income. If the new Advance qualifies as a modification of the original hedged Advance, the fair value gains or losses of the Advance and the prepayment fees are included in the basis of the modified Advance, and gains or losses and prepayment fees are amortized in interest income over the life of the modified Advance using a level-yield methodology. If the modified Advance also is hedged and the hedge meets the hedging criteria, the modified Advance is marked to fair value after the modification, and subsequent fair value changes are recorded in other income.

If a new Advance does not qualify as a modification of an existing Advance, the existing Advance is treated as an Advance termination with subsequent funding of a new Advance and the existing fees, net of related hedging adjustments, are recorded in interest income as “Prepayment fees on Advances, net.”

The FHLB defers commitment fees for Advances and amortizes them to interest income using a level-yield methodology. Refundable fees are deferred until the commitment expires or until the Advance is made. The FHLB records commitment fees for Standby Letters of Credit as a deferred credit when it receives the fees and accretes them using a straight-line methodology over the term of the Standby Letter of Credit. Based upon past experience, the FHLB's management believes that the likelihood of Standby Letters of Credit being drawn upon is remote.

Mortgage Loans Held for Portfolio. The FHLB classifies mortgage loans as held for portfolio and, accordingly, reports them at their principal amount outstanding net of unamortized premiums and discounts and mark-to-market basis adjustments on loans initially classified as mortgage loan commitments. The FHLB has the intent and ability to hold these mortgage loans to maturity.

Premiums and Discounts. The FHLB defers and amortizes premiums and accretes discounts paid to and received by the FHLB's participating members (Participating Financial Institutions, or PFIs) and mark-to-market basis adjustments, as interest income using the retrospective method. The FHLB aggregates the mortgage loans by similar characteristics (type, maturity, note rate and acquisition date) in determining prepayment estimates for the retrospective method.

Other Fees. The FHLB may receive non-origination fees, called pair-off fees. Pair-off fees represent a make-whole provision and are assessed when a member fails to deliver the quantity of loans committed to in a Mandatory Delivery Contract. Pair-off fees are recorded in other income. A Mandatory Delivery Contract is a legal commitment the FHLB makes to purchase, and a PFI makes to deliver, a specified dollar amount of mortgage loans, with a forward settlement date, at a specified range of mortgage note rates and prices.

Allowance for Credit Losses. An allowance for credit losses is separately established for each identified portfolio segment, if it is probable that a loss triggering event has occurred in the FHLB's portfolio as of the Statements of Condition date and the amount of loss can be reasonably estimated. To the extent necessary, an allowance for credit losses for off-balance sheet credit exposures is recorded as a liability. See Note 10 for details on each allowance methodology.

Portfolio Segments. A portfolio segment is defined as the level at which an entity develops and documents a systematic methodology for determining its allowance for credit losses. The FHLB has developed and documented a systematic methodology for determining an allowance for credit losses, where applicable, for (1) Advances, letters of credit and other extensions of credit to members, collectively referred to as “credit products”; (2) Federal Housing Administration (FHA) mortgage loans held for portfolio; and (3) conventional mortgage loans held for portfolio.

Classes of Financing Receivables. Classes of financing receivables generally are a disaggregation of a portfolio segment to the extent needed to understand the exposure to credit risk arising from these financing receivables. The FHLB determined that no further disaggregation of the portfolio segments identified above is needed as the credit risk arising from these financing receivables is assessed and measured by the FHLB at the portfolio segment level.

Impairment Methodology. A loan is considered impaired when, based on current information and events, it is probable that the FHLB will be unable to collect all amounts due according to the contractual terms of the loan agreement.

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

Non-accrual Loans. The FHLB places a conventional mortgage loan on non-accrual status if it is determined that either (1) the collection of interest or principal is doubtful (e.g., when a related allowance for credit losses is recorded on a loan considered to be a troubled debt restructuring as a result of the individual evaluation for impairment), or (2) interest or principal is past due for 90 days or more, except when the loan is well-secured and in the process of collection (e.g., through credit enhancements and with monthly settlements on a schedule/scheduled basis). Loans with settlements on a schedule/scheduled basis means the FHLB receives monthly principal and interest payments from the servicer regardless of whether the mortgagee is making payments to the servicer. Loans with monthly settlement on an actual/actual basis are considered well-secured; however, servicers of actual/actual loan types contractually do not advance principal and interest regardless of borrower creditworthiness. As a result, these loans are placed on non-accrual status once they become 90 days delinquent.

For those mortgage loans placed on non-accrual status, accrued but uncollected interest is reversed against interest income. The FHLB records cash payments received on non-accrual loans first as interest income and then as a reduction of principal as specified in the contractual agreement, unless the collection of the remaining principal amount due is considered doubtful. If the collection of the remaining principal amount due is considered doubtful, cash payments received are applied first solely to principal until the remaining principal amount due is expected to be collected and then as a recovery of any charge-off, if applicable, followed by recording interest income. A loan on non-accrual status may be restored to accrual status when (1) none of its contractual principal and interest is due and unpaid, and the FHLB expects repayment of the remaining contractual interest and principal, or (2) it otherwise becomes well secured and in the process of collection.

Charge-off Policy. A charge-off is recorded if it is estimated that the recorded investment in a loan will not be recovered. The FHLB evaluates whether to record a charge-off on a conventional mortgage loan upon the occurrence of a confirming event. Confirming events include, but are not limited to, the occurrence of foreclosure or notification of a claim against any of the credit enhancements. As a result of adopting the Finance Agency's Advisory Bulletin 2012-02, the FHLB charges off the portion of outstanding conventional mortgage loan balances in excess of fair value of the underlying property, less cost to sell and adjusted for any available credit enhancements, for loans that are 180 days or more delinquent and/or certain loans that the borrower has filed for bankruptcy.

Premises, Software and Equipment, Net. The FHLB records premises, software and equipment at cost less accumulated depreciation and amortization. The FHLB's accumulated depreciation and amortization related to these items was $20,867,000 and $18,556,000 at December 31, 2015 and 2014. The FHLB computes depreciation on a straight-line methodology over the estimated useful lives of assets ranging from three to ten years. The FHLB amortizes leasehold improvements on a straight-line basis over the shorter of the estimated useful life of the improvement or the remaining term of the lease. The FHLB capitalizes improvements and major renewals but expenses ordinary maintenance and repairs when incurred. Depreciation and amortization expense for premises, software and equipment was $2,691,000, $3,108,000, and $2,549,000 for the years ended December 31, 2015, 2014, and 2013.

The FHLB includes gains and losses on disposal of premises, software and equipment in other income. The net realized gain (loss) on disposal of premises, software and equipment was $11,000, $(106,000), and $13,000 for the years ended December 31, 2015, 2014, and 2013.

The cost of computer software developed or obtained for internal use is capitalized and amortized over future periods. As of December 31, 2015 and 2014, the FHLB had $5,887,000 and $6,659,000 in unamortized computer software costs. Amortization of computer software costs charged to expense was $1,965,000, $2,433,000, and $1,814,000 for the years ended December 31, 2015, 2014, and 2013.

Derivatives. All derivatives are recognized on the Statements of Condition at their fair values and are reported as either derivative assets or derivative liabilities, net of cash collateral and accrued interest from counterparties. The fair values of derivatives are netted by counterparty when the netting requirements have been met. If these netted amounts are positive, they are classified as an asset and, if negative, they are classified as a liability. Cash flows associated with derivatives are reflected as cash flows from operating activities in the Statement of Cash Flows unless the derivative meets the criteria to be a financing derivative.

Derivative Designations. Each derivative is designated as one of the following:

1.	a qualifying hedge of the fair value of a recognized asset or liability or an unrecognized firm commitment (a "fair value" hedge); or

2.	a non-qualifying hedge (“economic hedge”) for asset/liability management purposes.

Accounting for Fair Value Hedges. If hedging relationships meet certain criteria including, but not limited to, formal documentation of the hedging relationship and an expectation to be highly effective, they are eligible for fair value hedge accounting and the offsetting changes in fair value of the hedged items attributable to the hedged risk may be recorded in earnings. The application of hedge accounting generally requires the FHLB to evaluate the effectiveness of the hedging relationships at inception and on an ongoing basis and to calculate the changes in fair value of the derivatives and related hedged items independently. This is known as the “long-haul” method of accounting. Transactions that meet more stringent criteria qualify for the “shortcut” method of hedge accounting in which an assumption can be made that the change in fair value of a hedged item exactly offsets the change in value of the related derivative. The FHLB discontinued use of the shortcut method effective July 1, 2009 for all new hedging relationships.

Derivatives are typically executed at the same time as the hedged Advances or Consolidated Obligations, and the FHLB designates the hedged item in a qualifying hedge relationship as of the trade date. In many hedging relationships, the FHLB may designate the hedging relationship upon its commitment to disburse an Advance or trade a Consolidated Obligation in which settlement occurs within the shortest period of time possible for the type of instrument based on market settlement conventions. The FHLB records the changes in fair value of the derivative and the hedged item beginning on the trade date.

Changes in the fair value of a derivative that is designated and qualifies as a fair value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, are recorded in other income as “Net gains on derivatives and hedging activities.”

Accounting for Economic Hedges. An economic hedge is defined as a derivative hedging specific or non-specific underlying assets, liabilities, or firm commitments that does not qualify, or was not designated, for hedge accounting, but is an acceptable hedging strategy under the FHLB's risk management program. These economic hedging strategies also comply with Finance Agency regulatory requirements prohibiting speculative hedge transactions. An economic hedge by definition introduces the potential for earnings variability caused by the changes in fair value of the derivatives that are recorded in the FHLB's income but that are not offset by corresponding changes in the value of the economically hedged assets, liabilities, or firm commitments. As a result, the FHLB recognizes only the change in fair value of these derivatives in other income as “Net gains on derivatives and hedging activities” with no offsetting fair value adjustments for the assets, liabilities, or firm commitments.

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

Embedded Derivatives. The FHLB may issue debt, make Advances, or purchase financial instruments in which a derivative instrument is “embedded.” Upon execution of these transactions, the FHLB assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the Advance, debt, or purchased financial instrument (the host contract) and whether a separate, non-embedded instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When the FHLB determines that (1) the embedded derivative has economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and (2) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and designated as a stand-alone derivative instrument pursuant to an economic hedge. However, the entire contract is carried at fair value and no portion of the contract is designated as a hedging instrument if the entire contract (the host contract and the embedded derivative) is to be measured at fair value, with changes in fair value reported in current-period earnings (such as an investment security classified as “trading” as well as hybrid financial instruments that are selected for the fair value option), or if the FHLB cannot reliably identify and measure the embedded derivative for purposes of separating that derivative from its host contract.

Discontinuance of Hedge Accounting. The FHLB discontinues hedge accounting prospectively when: (1) it determines that the derivative is no longer effective in offsetting changes in the fair value of a hedged item attributable to the hedged risk; (2) the derivative and/or the hedged item expires or is sold, terminated, or exercised; or (3) management determines that designating the derivative as a hedging instrument is no longer appropriate.

When hedge accounting is discontinued because the FHLB determines that the derivative no longer qualifies as an effective fair value hedge of an existing hedged item, the FHLB continues to carry the derivative on the Statements of Condition at its fair value, ceases to adjust the hedged asset or liability for changes in fair value, and amortizes the cumulative basis adjustment on the hedged item into earnings over the remaining life of the hedged item using a level-yield methodology.

Consolidated Obligations. Consolidated Obligations are recorded at amortized cost unless the FHLB has elected the fair value option, in which case the Consolidated Obligations are carried at fair value.

Concessions. Dealers receive concessions in connection with the issuance of certain Consolidated Obligations. The Office of Finance prorates the amount of the concession to the FHLB based upon the percentage of the debt issued that is assumed by the FHLB. Concessions paid on Consolidated Obligations designated under the fair value option are expensed as incurred in other non-interest expense. Concessions paid on Consolidated Obligation Bonds not designated under the fair value option are deferred and amortized, using a level-yield methodology, over the terms to maturity or the expected lives of the Consolidated Obligation Bonds. Unamortized concessions are included in “Other assets,” and the amortization of those concessions is included in Consolidated Obligation Bond interest expense.

The FHLB charges to expense as incurred the concessions applicable to Consolidated Obligation Discount Notes because of the short maturities of these Notes. Analyses of expensing concessions as incurred compared to a level-yield methodology have been performed by the FHLB, and it has determined that the impact of the difference on the financial statements for each period reported, taken individually and as a whole, is not material.

Discounts and Premiums. The FHLB accretes the discounts and amortizes the premiums on Consolidated Obligation Bonds to interest expense using a level-yield methodology over the terms to maturity or estimated lives of the corresponding Consolidated Obligation Bonds. Due to their short-term nature, the FHLB expenses the discounts on Consolidated Obligation Discount Notes using a straight-line methodology over the term of the Notes. Analyses of a straight-line compared to a level-yield methodology have been performed by the FHLB, and the FHLB has determined that the impact of the difference on the financial statements for each period reported, taken individually and as a whole, is not material.

Mandatorily Redeemable Capital Stock. The FHLB reclassifies stock subject to redemption from equity to liability upon expiration of the “grace period” after a member provides written notice of redemption, gives notice of intent to withdraw from membership, or attains nonmember status by merger or acquisition, charter termination, or involuntary termination from membership, because the member shares then meet the definition of a mandatorily redeemable financial instrument. Shares meeting this definition are reclassified to a liability at fair value. Dividends declared on shares classified as a liability are accrued at the expected dividend rate and reflected as interest expense in the Statements of Income. The repurchase or redemption of mandatorily redeemable capital stock is reflected as a cash outflow in the financing activities section of the Statements of Cash Flows.

If a member cancels its written notice of redemption or notice of withdrawal, the FHLB reclassifies the mandatorily redeemable capital stock from a liability to equity. After the reclassification, dividends on the capital stock are no longer classified as interest expense.

Employee Benefit Plans. The FHLB records the periodic benefit cost associated with its employee retirement plans and its contributions associated with its defined contribution plans as compensation and benefits expense in the Statements of Income.

Restricted Retained Earnings. In 2011, the FHLBanks entered into a Joint Capital Enhancement Agreement, as amended (Capital Agreement). Under the Capital Agreement, beginning in the third quarter of 2011, the FHLB contributes 20 percent of its quarterly net income to a separate restricted retained earnings account until the account balance equals at least one percent of the FHLB's average balance of outstanding Consolidated Obligations for the previous quarter. These restricted retained earnings are not available to pay dividends and are presented separately on the Statements of Condition.

Finance Agency Expenses. The FHLB funds its proportionate share of the costs of operating the Finance Agency. The portion of the Finance Agency's expenses and working capital fund paid by each FHLBank has been allocated based on each FHLBank's pro rata share of total annual assessments (which are based on the ratio between each FHLBank's minimum required regulatory capital and the aggregate minimum required regulatory capital of every FHLBank).

Office of Finance Expenses. The FHLB is assessed for its proportionate share of the costs of operating the Office of Finance. Each FHLBank's proportionate share of Office of Finance operating and capital expenditures is calculated using a formula that is based upon the following components: (1) two-thirds based upon each FHLBank's share of total Consolidated Obligations outstanding and (2) one-third based upon an equal pro rata allocation.

Voluntary Housing Programs. The FHLB classifies amounts awarded under its voluntary housing programs as other expenses.

Affordable Housing Program (AHP). The FHLBank Act requires each FHLBank to establish and fund an AHP. The FHLB charges the required funding for AHP to earnings and establishes a liability. The AHP funds provide subsidies to members to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. The FHLB issues AHP Advances at interest rates below the customary interest rate for non-subsidized Advances. When the FHLB makes an AHP Advance, the present value of the variation in the cash flow caused by the difference in the interest rate between the AHP Advance rate and the FHLB's related cost of funds for comparable maturity funding is charged against the AHP liability and recorded as a discount on the AHP Advance. As an alternative, the FHLB also has the authority to make the AHP subsidy available to members as a grant. The discount on AHP Advances is accreted to interest income on Advances using a level-yield methodology over the life of the Advance.

Note 2 - Recently Issued Accounting Standards and Interpretations

Leases. On February 25, 2016, the Financial Accounting Standards Board (FASB) issued guidance which requires recognition of lease assets and lease liabilities on the Statement of Condition and disclosure of key information about leasing arrangements. In particular, this guidance requires a lessee, of operating or finance leases, to recognize on the Statement of Condition a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. However, for leases with a term of 12 month or less, a lessee is permitted to make an accounting policy election not to recognize lease assets and lease liabilities. The guidance becomes effective for the FHLB for the interim and annual periods beginning after December 15, 2018, and early application is permitted. The guidance requires lessors and lessees to recognize and measure leases at the beginning of the earliest period presented in the financial statements using a modified retrospective approach. The FHLB is in the process of evaluating this guidance, and its effect on the FHLB's financial condition, results of operations, and cash flows has not yet been determined.

Recognition and Measurement of Financial Assets and Financial Liabilities. On January 5, 2016, the FASB issued amended guidance on certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This guidance includes, but is not limited to, the following:

▪	Requires equity investments (with certain exceptions) to be measured at fair value with changes in fair value recognized in net income.

▪
Require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected the fair value option.

▪
Requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements.

▪
Eliminates the requirement for public entities to disclose the method(s) and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost on the balance sheet.

The guidance becomes effective for the FHLB for the interim and annual periods beginning after December 15, 2017, and early adoption is only permitted for certain provision. The amendments, in general, should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the period of adoption. The FHLB is in the process of evaluating this guidance and its effect on the FHLB's financial condition, results of operations, and cash flows.
Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. On April 15, 2015, the FASB issued amendments to clarify the accounting for cloud computing arrangements. The amendments provide guidance to customers on determining whether a cloud computing arrangement includes a software license. If the arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If the arrangement does not contain a software license, the customer should account for the arrangement as a service contract. This guidance became effective for the FHLB for the interim and annual periods beginning on January 1, 2016, and was adopted prospectively. The adoption of this guidance had no material effect on the FHLB's financial condition, results of operations, and cash flows.

Simplifying the Presentation of Debt Issuance Costs. On April 7, 2015, the FASB issued guidance to simplify the presentation of debt issuance costs. This guidance requires that debt issuance costs related to a recognized debt liability be presented in the Statement of Condition as a direct deduction from the carrying amount of the liability, consistent with the presentation of debt discounts. This guidance became effective for the FHLB for the interim and annual periods beginning on January 1, 2016, and was adopted retrospectively. The adoption of this guidance resulted in a reclassification of debt issuance costs from other assets to Consolidated Obligations for each applicable prior period. The adoption of this guidance had no material effect on the FHLB's financial condition.

Note 3 - Cash and Due from Banks

Compensating Balances. The FHLB maintains collected cash balances with commercial banks in return for certain services. These agreements contain no legal restrictions on the withdrawal of funds. The average collected cash balances for the years ended December 31, 2015 and 2014 were approximately $63,000 and $77,000.

Pass-through Deposit Reserves. The FHLB acts as a pass-through correspondent for member institutions required to deposit reserves with the Federal Reserve Banks. The amount shown as “Cash and due from banks” includes pass-through reserves deposited with Federal Reserve Banks of approximately $238,000 and $298,000 as of December 31, 2015 and 2014.

Note 4 - Trading Securities

Table 4.1 - Trading Securities by Major Security Types (in thousands)

Fair Value	December 31, 2015	December 31, 2014
Mortgage-backed securities:
Other U.S. obligation single-family mortgage-backed securities (1)	$1,159	$1,341
Total	$1,159	$1,341

(1)	Consists of Government National Mortgage Association (Ginnie Mae) mortgage-backed securities.

Table 4.2 - Net Losses on Trading Securities (in thousands)

	For the Years Ended December 31,
	2015	2014	2013
Net losses on trading securities held at period end	$(18)	$(9)	$(19)
Net losses on trading securities	$(18)	$(9)	$(19)

Note 5 - Available-for-Sale Securities

Table 5.1 - Available-for-Sale Securities by Major Security Types (in thousands)

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$700,000	$81	$—	$700,081
Total	$700,000	$81	$—	$700,081

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$1,350,001	$3	$(27)	$1,349,977
Total	$1,350,001	$3	$(27)	$1,349,977

All securities outstanding with gross unrealized losses at December 31, 2014 were in a continuous unrealized loss position for less than 12 months.

Table 5.2 - Available-for-Sale Securities by Contractual Maturity (in thousands)

	December 31, 2015		December 31, 2014
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$700,000	$700,081	$1,350,001	$1,349,977

Table 5.3 - Interest Rate Payment Terms of Available-for-Sale Securities (in thousands)

	December 31, 2015	December 31, 2014
Amortized cost of available-for-sale securities:
Fixed-rate	$700,000	$1,350,001

Realized Gains and Losses. The FHLB had no sales of securities out of its available-for-sale portfolio for the years ended December 31, 2015, 2014 or 2013.

Note 6 - Held-to-Maturity Securities

Table 6.1 - Held-to-Maturity Securities by Major Security Types (in thousands)

	December 31, 2015
	Amortized Cost (1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
Non-mortgage-backed securities:
Government-sponsored enterprises (GSE) (2)	$32,683	$—	$—	$32,683
Total non-mortgage-backed securities	32,683	—	—	32,683
Mortgage-backed securities:
Other U.S. obligation single-family mortgage-backed securities (3)	3,894,432	3,629	(25,292)	3,872,769
GSE single-family mortgage-backed securities (4)	10,891,089	122,044	(148,589)	10,864,544
GSE multi-family mortgage-backed securities (4)	460,002	—	(33)	459,969
Total mortgage-backed securities	15,245,523	125,673	(173,914)	15,197,282
Total	$15,278,206	$125,673	$(173,914)	$15,229,965

	December 31, 2014
	Amortized Cost (1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
Non-mortgage-backed securities:
GSE (2)	$26,099	$—	$—	$26,099
Total non-mortgage-backed securities	26,099	—	—	26,099
Mortgage-backed securities:
Other U.S. obligation single-family mortgage-backed securities (3)	2,038,960	10,021	(1,017)	2,047,964
GSE single-family mortgage-backed securities (4)	12,647,212	191,870	(118,819)	12,720,263
Total mortgage-backed securities	14,686,172	201,891	(119,836)	14,768,227
Total	$14,712,271	$201,891	$(119,836)	$14,794,326

(1)	Carrying value equals amortized cost.

(2)	Consists of debt securities issued and effectively guaranteed by Freddie Mac and/or Fannie Mae, which have the support of the U.S. government, although they are not obligations of the U.S. government.

(3)	Consists of Ginnie Mae mortgage-backed securities and/or mortgage-backed securities issued or guaranteed by the National Credit Union Administration (NCUA) and the U.S. government.

(4)
Consists of mortgage-backed securities issued and effectively guaranteed by Freddie Mac and/or Fannie Mae, which have the support of the U.S. government, although they are not obligations of the U.S. government.

Table 6.2 - Net Purchased Premiums (Discounts) Included in the Amortized Cost of Mortgage-backed Securities Classified as Held-to-Maturity (in thousands)

	December 31, 2015	December 31, 2014
Premiums	$84,450	$24,473
Discounts	(40,667)	(51,357)
Net purchased premiums (discounts)	$43,783	$(26,884)

Table 6.3 summarizes the held-to-maturity securities with unrealized losses, which are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

Table 6.3 - Held-to-Maturity Securities in a Continuous Unrealized Loss Position (in thousands)

	December 31, 2015
	Less than 12 Months		12 Months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Mortgage-backed securities:
Other U.S. obligation single-family mortgage-backed securities (1)	$2,574,649	$(25,292)	$—	$—	$2,574,649	$(25,292)
GSE single-family mortgage-backed securities (2)	4,332,237	(74,068)	2,065,926	(74,521)	6,398,163	(148,589)
GSE multi-family mortgage-backed securities (2)	459,969	(33)	—	—	459,969	(33)
Total	$7,366,855	$(99,393)	$2,065,926	$(74,521)	$9,432,781	$(173,914)

	December 31, 2014
	Less than 12 Months		12 Months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Mortgage-backed securities:
Other U.S. obligation single-family mortgage-backed securities (1)	$—	$—	$197,625	$(1,017)	$197,625	$(1,017)
GSE single-family mortgage-backed securities (2)	631,907	(1,348)	5,555,049	(117,471)	6,186,956	(118,819)
Total	$631,907	$(1,348)	$5,752,674	$(118,488)	$6,384,581	$(119,836)

(1)	Consists of Ginnie Mae mortgage-backed securities.

(2)
Consists of mortgage-backed securities issued and effectively guaranteed by Freddie Mac and/or Fannie Mae, which have the support of the U.S. government, although they are not obligations of the U.S. government.

Table 6.4 - Held-to-Maturity Securities by Contractual Maturity (in thousands)

	December 31, 2015		December 31, 2014
Year of Maturity	Amortized Cost (1)	Fair Value	Amortized Cost (1)	Fair Value
Non-mortgage-backed securities:
Due in 1 year or less	$32,683	$32,683	$26,099	$26,099
Due after 1 year through 5 years	—	—	—	—
Due after 5 years through 10 years	—	—	—	—
Due after 10 years	—	—	—	—
Total non-mortgage-backed securities	32,683	32,683	26,099	26,099
Mortgage-backed securities (2)	15,245,523	15,197,282	14,686,172	14,768,227
Total	$15,278,206	$15,229,965	$14,712,271	$14,794,326

(1)	Carrying value equals amortized cost.

(2)
Mortgage-backed securities are not presented by contractual maturity because their expected maturities will likely differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 6.5 - Interest Rate Payment Terms of Held-to-Maturity Securities (in thousands)

	December 31, 2015	December 31, 2014
Amortized cost of non-mortgage-backed securities:
Fixed-rate	$32,683	$26,099
Total amortized cost of non-mortgage-backed securities	32,683	26,099
Amortized cost of mortgage-backed securities:
Fixed-rate	12,664,603	12,091,591
Variable-rate	2,580,920	2,594,581
Total amortized cost of mortgage-backed securities	15,245,523	14,686,172
Total	$15,278,206	$14,712,271

Realized Gains and Losses. From time to time the FHLB may sell securities out of its held-to-maturity portfolio. These securities, generally, have less than 15 percent of the acquired principal outstanding at the time of the sale. These sales are considered maturities for the purposes of security classification. For the years ended December 31, 2015, 2014, or 2013, the FHLB did not sell any held-to-maturity securities.

Note 7 - Other-Than-Temporary Impairment Analysis

The FHLB evaluates any of its individual available-for-sale and held-to-maturity investment securities holdings in an unrealized loss position for other-than-temporary impairment on a quarterly basis.

For its Other U.S. obligations and GSE investments (mortgage-backed securities and non-mortgage-backed securities), the FHLB has determined that the strength of the issuers' guarantees through direct obligations or support from the U.S. government is sufficient to protect the FHLB from losses based on current expectations. As a result, the FHLB determined that, as of December 31, 2015, all of the gross unrealized losses on these investments were temporary as the declines in market value of these securities were not attributable to credit quality. Furthermore, the FHLB does not intend to sell the investments, and it is not more likely than not that the FHLB will be required to sell the investments before recovery of their amortized cost bases. As a result, the FHLB did not consider any of these investments to be other-than-temporarily impaired at December 31, 2015.

The FHLB did not consider any of its investments to be other-than-temporarily impaired at December 31, 2014.

Note 8 - Advances

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

Table 8.1 - Advance Redemption Terms (dollars in thousands)

	December 31, 2015		December 31, 2014
Redemption Term	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$27,177,311	0.57%	$14,139,630	0.40%
Due after 1 year through 2 years	12,360,345	0.79	14,810,847	0.54
Due after 2 years through 3 years	15,839,007	0.77	12,829,760	0.69
Due after 3 years through 4 years	11,107,509	0.78	14,222,722	0.60
Due after 4 years through 5 years	3,391,892	1.06	10,724,619	0.54
Thereafter	3,366,205	1.69	3,570,929	1.51
Total par value	73,242,269	0.75	70,298,507	0.60
Commitment fees	(629)		(699)
Discount on AHP Advances	(9,396)		(12,110)
Premiums	2,744		3,058
Discounts	(8,386)		(12,572)
Hedging adjustments	65,513		129,390
Fair value option valuation adjustments and accrued interest	57		42
Total	$73,292,172		$70,405,616

The FHLB offers certain fixed and variable-rate Advances to members that may be prepaid on specified dates (call dates) without incurring prepayment or termination fees (callable Advances). If the call option is exercised, replacement funding may be available. At December 31, 2015 and 2014, the FHLB had callable Advances (in thousands) of $14,095,712 and $15,098,357. Other Advances may only be prepaid subject to a prepayment fee paid to the FHLB that makes the FHLB financially indifferent to the prepayment of the Advance.

Table 8.2 - Advances by Year of Contractual Maturity or Next Call Date (in thousands)

Year of Contractual Maturity or Next Call Date	December 31, 2015	December 31, 2014
Due in 1 year or less	$33,384,838	$23,003,946
Due after 1 year through 2 years	11,289,035	12,159,384
Due after 2 years through 3 years	13,959,002	9,659,975
Due after 3 years through 4 years	10,356,770	12,295,893
Due after 4 years through 5 years	2,747,419	9,970,280
Thereafter	1,505,205	3,209,029
Total par value	$73,242,269	$70,298,507

The FHLB also offers putable Advances. With a putable Advance, the FHLB effectively purchases put options from the member that allows the FHLB to terminate the Advance at predetermined dates. The FHLB normally would exercise its put option when interest rates increase relative to contractual rates. At December 31, 2015 and 2014, the FHLB had putable Advances, excluding those where the related put options have expired, totaling (in thousands) $1,046,400 and $1,617,400.

Table 8.3 - Advances by Year of Contractual Maturity or Next Put/Convert Date for Putable/Convertible Advances (in thousands)

Year of Contractual Maturity or Next Put/Convert Date	December 31, 2015	December 31, 2014
Due in 1 year or less	$28,111,211	$15,753,030
Due after 1 year through 2 years	11,895,945	14,663,847
Due after 2 years through 3 years	15,549,007	12,115,860
Due after 3 years through 4 years	11,098,009	13,649,722
Due after 4 years through 5 years	3,391,892	10,715,119
Thereafter	3,196,205	3,400,929
Total par value	$73,242,269	$70,298,507

Table 8.4 - Advances by Interest Rate Payment Terms (in thousands)

	December 31, 2015	December 31, 2014
Fixed-rate (1)
Due in one year or less	$15,599,101	$8,638,946
Due after one year	9,713,857	9,306,104
Total fixed-rate (1)	25,312,958	17,945,050
Variable-rate (1)
Due in one year or less	11,578,210	5,500,684
Due after one year	36,351,101	46,852,773
Total variable-rate (1)	47,929,311	52,353,457
Total par value	$73,242,269	$70,298,507

(1)	Payment terms based on current interest rate terms, which reflect any option exercises or rate conversions that have occurred subsequent to the related Advance issuance.

Credit Risk Exposure. The FHLB's potential credit risk from Advances is concentrated in commercial banks and insurance companies. The FHLB's Advances outstanding that were greater than or equal to $1.0 billion per borrower were $57.4 billion (78.4 percent) and $56.6 billion (80.5 percent) at December 31, 2015 and 2014, respectively. These Advances were made to 8 and 6 borrowers (members and former members) at December 31, 2015 and 2014. See Note 10 for information related to the FHLB's credit risk on Advances and allowance methodology for credit losses.

Table 8.5 - Borrowers Holding Five Percent or more of Total Advances, Including Any Known Affiliates that are Members of the FHLB (dollars in millions)

December 31, 2015			December 31, 2014
	Principal	% of Total Par Value of Advances		Principal	% of Total Par Value of Advances
JPMorgan Chase Bank, N.A.	$35,350	48%	JPMorgan Chase Bank, N.A.	$41,300	59%
U.S. Bank, N.A.	10,086	14	U.S. Bank, N.A.	8,338	12
Total	$45,436	62%	Total	$49,638	71%

Note 9 - Mortgage Loans Held for Portfolio

Total mortgage loans held for portfolio represent residential mortgage loans under the MPP that the FHLB's members originate, credit enhance, and then sell to the FHLB. The FHLB does not service any of these loans. The FHLB plans to retain its existing portfolio of mortgage loans.

Table 9.1 - Mortgage Loans Held for Portfolio (in thousands)

	December 31, 2015	December 31, 2014
Unpaid principal balance:
Fixed rate medium-term single-family mortgage loans (1)	$1,478,780	$1,393,525
Fixed rate long-term single-family mortgage loans	6,278,904	5,402,479
Total unpaid principal balance	7,757,684	6,796,004
Premiums	205,600	179,540
Discounts	(1,989)	(2,460)
Hedging basis adjustments (2)	19,998	16,518
Total mortgage loans held for portfolio	$7,981,293	$6,989,602

(1)	Medium-term is defined as a term of 15 years or less.

(2)
Represents the unamortized balance of the mortgage purchase commitments' market values at the time of settlement. The market value of the commitment is included in the basis of the mortgage loan and amortized accordingly.

Table 9.2 - Mortgage Loans Held for Portfolio by Collateral/Guarantee Type (in thousands)

	December 31, 2015	December 31, 2014
Unpaid principal balance:
Conventional mortgage loans	$7,277,584	$6,203,318
FHA mortgage loans	480,100	592,686
Total unpaid principal balance	$7,757,684	$6,796,004

For information related to the FHLB's credit risk on mortgage loans and allowance for credit losses, see Note 10.

Table 9.3 - Members, Including Any Known Affiliates that are Members of the FHLB, and Former Members Selling Five Percent or more of Total Unpaid Principal (dollars in millions)

	December 31, 2015			December 31, 2014
	Principal	% of Total		Principal	% of Total
Union Savings Bank	$2,242	29%	Union Savings Bank	$1,593	23%
PNC Bank, N.A. (1)	839	11	PNC Bank, N.A. (1)	1,074	16
Guardian Savings Bank FSB	633	8	Guardian Savings Bank FSB	406	6

(1)	Former member.

Note 10 - Allowance for Credit Losses

The FHLB has established an allowance methodology for each of the FHLB's portfolio segments: credit products (Advances, Letters of Credit and other extensions of credit to members); FHA mortgage loans held for portfolio; and conventional mortgage loans held for portfolio.

Credit products

The FHLB manages its credit exposure to credit products through an integrated approach that includes establishing a credit limit for each borrower, includes an ongoing review of each borrower's financial condition and is coupled with collateral and lending policies to limit risk of loss while balancing borrowers' needs for a reliable source of funding. In addition, the FHLB lends to eligible borrowers in accordance with federal statutes, including the FHLBank Act and Finance Agency regulations, which require the FHLB to obtain sufficient collateral to fully secure credit products. The estimated value of the collateral required to secure each member's credit products is calculated by applying collateral discounts, or haircuts, to the value of the collateral. The FHLB accepts certain investment securities, residential mortgage loans, deposits and other real estate related assets as collateral. In addition, community financial institutions are eligible to utilize expanded statutory collateral provisions for small business, agriculture loans and community development loans. The FHLB's capital stock owned by its member borrowers is also pledged as collateral. Collateral arrangements and a member’s borrowing capacity vary based on the financial condition and performance of the institution, the types of collateral pledged and the overall quality of those assets. The FHLB can also require additional or substitute collateral to protect its security interest. Management of the FHLB believes that these policies effectively manage the FHLB's credit risk from credit products.

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

Using a risk-based approach, the FHLB considers the payment status, collateralization levels, and borrower's financial condition to be indicators of credit quality for its credit products. At December 31, 2015 and 2014, the FHLB had rights to collateral on a member-by-member basis with an estimated value in excess of its outstanding extensions of credit.

The FHLB evaluates and makes changes to its collateral guidelines, as necessary, based on current market conditions. At December 31, 2015 and 2014, the FHLB did not have any Advances that were past due, in non-accrual status or impaired. In addition, there were no troubled debt restructurings related to credit products of the FHLB during 2015 or 2014.

The FHLB has not experienced any credit losses on Advances since it was founded in 1932. Based upon the collateral held as security, its credit extension and collateral policies and the repayment history on credit products, the FHLB did not record any credit losses on credit products as of December 31, 2015 or 2014. Accordingly, the FHLB did not record any allowance for credit losses on Advances.

At December 31, 2015 and 2014, the FHLB did not record any liability to reflect an allowance for credit losses for off-balance sheet credit exposures. See Note 20 for additional information on the FHLB's off-balance sheet credit exposure.

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

Collectively Evaluated Mortgage Loans. The credit risk analysis of conventional loans evaluated collectively for impairment considers historical delinquency migration, applies estimated loss severities, and incorporates the associated credit enhancements in order to determine the FHLB's best estimate of probable incurred losses at the reporting date. The FHLB performs the credit risk analysis of all conventional mortgage loans at the individual Master Commitment Contract level to properly determine the credit enhancements available to recover losses on loans under each individual Master Commitment Contract. The Master Commitment Contract is an agreement with a member in which the member agrees to make a best efforts attempt to sell a specific dollar amount of loans to the FHLB generally over a one-year period. Migration analysis is a methodology for determining, through the FHLB's experience over a historical period, the rate of default on loans. The FHLB applies migration analysis to loans based on payment status categories such as current, 30, 60, and 90 days past due. The FHLB then estimates, based on historical experience, how many loans in these categories may migrate to a loss realization event and applies a current loss severity to estimate losses. The estimated losses are then reduced by the probable cash flows resulting from available credit enhancements. Any credit enhancement cash flows that are projected and assessed as not probable of receipt do not reduce estimated losses.

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

Table 10.1 - Rollforward of Allowance for Credit Losses on Conventional Mortgage Loans (in thousands)

	For the Years Ended December 31,
	2015	2014	2013
Balance, beginning of period	$4,919	$7,233	$17,907
Net charge offs	(3,233)	(1,814)	(3,224)
Reversal for credit losses	—	(500)	(7,450)
Balance, end of period	$1,686	$4,919	$7,233

Table 10.2 - Allowance for Credit Losses and Recorded Investment on Conventional Mortgage Loans by Impairment Methodology (in thousands)

	December 31, 2015	December 31, 2014
Allowance for credit losses, end of period:
Collectively evaluated for impairment	$1,686	$4,766
Individually evaluated for impairment	—	153
Total allowances for credit losses	$1,686	$4,919
Recorded investment, end of period:
Collectively evaluated for impairment	$7,510,089	$6,402,994
Individually evaluated for impairment	9,385	8,639
Total recorded investment	$7,519,474	$6,411,633

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

Table 10.3 - Changes in the LRA (in thousands)

	For the Years Ended December 31,
	2015	2014	2013
LRA at beginning of year	$129,213	$115,236	$102,680
Additions	33,100	18,947	18,331
Claims	(1,747)	(2,075)	(4,118)
Scheduled distributions	(2,556)	(2,895)	(1,657)
LRA at end of period	$158,010	$129,213	$115,236

Credit Quality Indicators. Key credit quality indicators for mortgage loans include the migration of past due loans, non-accrual loans, and loans in process of foreclosure. The table below summarizes the FHLB's key credit quality indicators for mortgage loans.

Table 10.4 - Recorded Investment in Delinquent Mortgage Loans (dollars in thousands)

	December 31, 2015
	Conventional MPP Loans	FHA Loans	Total
Past due 30-59 days delinquent	$42,606	$31,846	$74,452
Past due 60-89 days delinquent	10,125	9,887	20,012
Past due 90 days or more delinquent	30,575	17,426	48,001
Total past due	83,306	59,159	142,465
Total current mortgage loans	7,436,168	429,551	7,865,719
Total mortgage loans	$7,519,474	$488,710	$8,008,184
Other delinquency statistics:
In process of foreclosure, included above (1)	$23,171	$7,043	$30,214
Serious delinquency rate (2)	0.42%	3.63%	0.62%
Past due 90 days or more still accruing interest (3)	$25,016	$17,426	$42,442
Loans on non-accrual status, included above	$6,753	$—	$6,753

	December 31, 2014
	Conventional MPP Loans	FHA Loans	Total
Past due 30-59 days delinquent	$49,053	$42,744	$91,797
Past due 60-89 days delinquent	13,597	12,881	26,478
Past due 90 days or more delinquent	42,991	25,045	68,036
Total past due	105,641	80,670	186,311
Total current mortgage loans	6,305,992	522,042	6,828,034
Total mortgage loans	$6,411,633	$602,712	$7,014,345
Other delinquency statistics:
In process of foreclosure, included above (1)	$34,854	$11,687	$46,541
Serious delinquency rate (2)	0.68%	4.27%	0.99%
Past due 90 days or more still accruing interest (3)	$41,857	$25,045	$66,902
Loans on non-accrual status, included above	$3,574	$—	$3,574

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

The FHLB did not have any real estate owned at December 31, 2015 or 2014.

Individually Evaluated Impaired Loans. Table 10.5 presents the recorded investment, unpaid principal balance, and related allowance associated with loans individually evaluated for investment.

Table 10.5 - Individually Evaluated Impaired Loan Statistics by Product Class Level (in thousands)

	December 31, 2015			December 31, 2014
Conventional MPP loans	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance	$9,385	$9,187	$—	$5,297	$5,165	$—
With an allowance	—	—	—	3,342	3,293	153
Total	$9,385	$9,187	$—	$8,639	$8,458	$153
Table 10.6 - Average Recorded Investment of Individually Evaluated Impaired Loans and Related Interest Income Recognized (in thousands)

	For the Years Ended December 31,
	2015		2014		2013
Individually impaired loans	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Conventional MPP Loans	$8,433	$438	$8,029	$417	$6,615	$348

Troubled Debt Restructurings. A troubled debt restructuring is considered to have occurred when a concession is granted to a borrower for economic or legal reasons related to the borrower's financial difficulties and that concession would not have been considered otherwise. The FHLB's troubled debt restructurings primarily involve loans where an agreement permits the recapitalization of past due amounts up to the original loan amount and certain loans discharged in Chapter 7 bankruptcy. The FHLB had 60 and 53 modified loans considered troubled debt restructurings at December 31, 2015 and 2014, respectively. A loan considered a troubled debt restructuring is individually evaluated for impairment when determining its related allowance for credit losses. Credit loss is measured by factoring in expected cash shortfalls as of the reporting date.

The FHLB's recorded investment in modified loans considered troubled debt restructurings was (in thousands) $9,385 and $8,639 at December 31, 2015 and 2014, respectively. The amount of troubled debt restructurings is not considered material to the FHLB's financial condition, results of operations, or cash flows.

Note 11 - Derivatives and Hedging Activities

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

Interest rate swaps - An interest rate swap is an agreement between two entities to exchange cash flows in the future. The agreement sets the dates on which the cash flows will be paid and the manner in which the cash flows will be calculated. One of the simplest forms of an interest rate swap involves the promise by one party to pay cash flows equivalent to the interest on a notional principal amount at a predetermined fixed rate for a given period of time. In return for this promise, this party receives cash flows equivalent to the interest on the same notional principal amount at a variable-rate index for the same period of time. The variable-rate transacted by the FHLB in its derivatives is LIBOR.

Swaptions - A swaption is an option on a swap that gives the buyer the right to enter into a specified interest rate swap at a certain time in the future. The FHLB may enter into both payer swaptions and receiver swaptions. A payer swaption is the option to make fixed interest payments at a later date and a receiver swaption is the option to receive fixed interest payments at a later date.

Forwards Contracts - The FHLB may use forward contracts in order to hedge interest-rate risk. For example, certain mortgage purchase commitments entered into by the FHLB are considered derivatives. The FHLB may hedge these commitments by selling to-be-announced (TBA) mortgage-backed securities for forward settlement. A TBA represents a forward contract for the sale of mortgage-backed securities at a future agreed upon date for an established price.

Application of Derivatives

The FHLB may use certain derivatives as fair value hedges of associated financial instruments. However, because the FHLB uses derivatives when they are considered to be the most cost-effective alternative to achieve the FHLB's financial and risk management objectives, it may enter into derivatives that do not necessarily qualify for hedge accounting (economic hedges). The FHLB re-evaluates its hedging strategies from time to time and may change the hedging techniques it uses or adopt new strategies.

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
Investments - The interest rate and prepayment risks associated with the FHLB's investment securities are managed through a combination of debt issuance and, possibly, derivatives. The FHLB may manage the prepayment and interest rate risks by funding investment securities with Consolidated Obligations that have call features or by hedging the prepayment risk with caps or floors, callable swaps or swaptions. The FHLB may also purchase swaptions to minimize the prepayment risk embedded in certain investments. Although these derivatives are valid economic hedges against the prepayment risk of the investments, they are not specifically linked to individual investments and therefore do not receive fair value hedge accounting. These derivatives are marked-to-market through earnings.

Advances - The FHLB offers a wide array of Advance structures to meet members' funding needs. These Advances may have maturities up to 30 years with variable or fixed rates and may include early termination features or options. The repricing characteristics and optionality embedded in certain Advances may create interest-rate risk. The FHLB may use derivatives to manage the repricing and/or option characteristics of Advances in order to more closely match the characteristics of the FHLB's funding liabilities. In general, whenever a member executes a fixed-rate Advance or a variable-rate Advance with embedded options, the FHLB will simultaneously execute a derivative with terms that offset the terms and embedded options, if any, in the Advance. For example, the FHLB may hedge a fixed-rate Advance with an interest rate swap where the FHLB pays a fixed-rate coupon and receives a floating-rate coupon, effectively converting the fixed-rate Advance to a floating-rate Advance. These types of hedges are typically treated as fair value hedges.

When issuing a putable Advance, the FHLB effectively purchases a put option from the member that allows the FHLB to put or extinguish the fixed-rate Advance, which the FHLB normally would exercise when interest rates increase. The FHLB may hedge these Advances by entering into a cancelable derivative.

Mortgage Loans - The FHLB invests in fixed-rate mortgage loans. The prepayment options embedded in these mortgage loans can result in extensions or contractions in the expected repayment of these investments, depending on changes in estimated prepayment speeds. The FHLB may manage the interest rate and prepayment risks associated with mortgages through a combination of debt issuance and derivatives. The FHLB issues both callable and noncallable debt and prepayment linked Consolidated Obligations to achieve cash flow patterns and liability durations similar to those expected on the mortgage loans. The FHLB may purchase swaptions to minimize the prepayment risk embedded in mortgage loans. Although these derivatives are valid economic hedges against the prepayment risk of the loans, they are not specifically linked to individual loans and therefore do not receive fair value hedge accounting. These derivatives are marked-to-market through earnings.

Consolidated Obligations - The FHLB enters into derivatives to hedge the interest rate risk associated with its specific debt issuances. The FHLB manages the risk arising from changing market prices and volatility of a Consolidated Obligation by matching the cash inflow on a derivative with the cash outflow on the Consolidated Obligation.

For example, fixed-rate Consolidated Obligations are issued and the FHLB may simultaneously enter into a matching interest rate swap in which the counterparty pays fixed cash flows to the FHLB designed to mirror in timing and amount the cash outflows the FHLB pays on the Consolidated Obligation. The FHLB pays a variable cash flow that closely matches the interest payments it receives on short-term or variable-rate Advances, typically 3-month LIBOR. These transactions are treated as fair value hedges.

This strategy of issuing Bonds while simultaneously entering into derivatives enables the FHLB to offer a wider range of attractively priced Advances to its members and may allow the FHLB to reduce its funding costs. The continued attractiveness of such debt depends on yield relationships between the Bond and the derivative markets. If conditions in these markets change, the FHLB may alter the types or terms of the Bonds that it issues. By acting in both the capital and the swap markets, the FHLB may raise funds at lower costs than through the issuance of simple fixed- or variable-rate Consolidated Obligations in the capital markets alone.

Firm Commitments - Certain mortgage purchase commitments are considered derivatives. The FHLB may hedge these commitments by selling TBA mortgage-backed securities for forward settlement. The mortgage purchase commitment and the TBA used in the firm commitment hedging strategy (economic hedge) are recorded as a derivative asset or derivative liability at fair value, with changes in fair value recognized in the current period earnings. When the mortgage purchase commitment derivative settles, the current market value of the commitment is included in the basis of the mortgage loan and amortized accordingly.

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

Table 11.1 - Fair Value of Derivative Instruments (in thousands)

	December 31, 2015
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as fair value hedging instruments:
Interest rate swaps	$5,548,351	$12,205	$77,950
Derivatives not designated as hedging instruments:
Interest rate swaps	2,719,000	1,051	4,029
Interest rate swaptions	281,000	683	—
Forward rate agreements	462,000	1,680	69
Mortgage delivery commitments	449,856	342	1,650
Total derivatives not designated as hedging instruments	3,911,856	3,756	5,748
Total derivatives before netting and collateral adjustments	$9,460,207	15,961	83,698
Netting adjustments and cash collateral (1)		11,035	(52,611)
Total derivative assets and total derivative liabilities		$26,996	$31,087

	December 31, 2014
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as fair value hedging instruments:
Interest rate swaps	$4,301,547	$19,826	$138,150
Derivatives not designated as hedging instruments:
Interest rate swaps	4,635,000	900	6,559
Forward rate agreements	439,000	6	4,924
Mortgage delivery commitments	451,292	3,799	1
Total derivatives not designated as hedging instruments	5,525,292	4,705	11,484
Total derivatives before netting and collateral adjustments	$9,826,839	24,531	149,634
Netting adjustments and cash collateral (1)		(9,832)	(85,867)
Total derivative assets and total derivative liabilities		$14,699	$63,767

(1)
Amounts represent the application of the netting requirements that allow the FHLB to settle positive and negative positions and also cash collateral and related accrued interest held or placed by the FHLB with the same clearing agent and/or counterparty. Cash collateral posted and related accrued interest was (in thousands) $66,685 and $78,755 at December 31, 2015 and 2014. Cash collateral received and related accrued interest was (in thousands) $3,039 and $2,720 at December 31, 2015 and 2014.

Table 11.2 presents the components of net gains on derivatives and hedging activities as presented in the Statements of Income.

Table 11.2 - Net Gains on Derivatives and Hedging Activities (in thousands)

	For the Years Ended December 31,
	2015	2014	2013
Derivatives and hedged items in fair value hedging relationships:
Interest rate swaps	$2,762	$5,127	$10,837
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	2,515	628	7,456
Interest rate swaptions	(274)	—	—
Forward rate agreements	(1,090)	(15,465)	(845)
Net interest settlements	6,623	706	328
Mortgage delivery commitments	2,501	15,631	(9,873)
Total net gains (losses) related to derivatives not designated as hedging instruments	10,275	1,500	(2,934)
Net gains on derivatives and hedging activities	$13,037	$6,627	$7,903

Table 11.3 presents by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the FHLB's net interest income.

Table 11.3 - Effect of Fair Value Hedge-Related Derivative Instruments (in thousands)

	For the Years Ended December 31,
2015	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)
Hedged Item Type:
Advances	$62,657	$(60,453)	$2,204	$(83,571)
Consolidated Bonds	(10,930)	11,488	558	19,787
Total	$51,727	$(48,965)	$2,762	$(63,784)
2014
Hedged Item Type:
Advances	$76,295	$(71,315)	$4,980	$(91,232)
Consolidated Bonds	(15,633)	15,780	147	18,298
Total	$60,662	$(55,535)	$5,127	$(72,934)
2013
Hedged Item Type:
Advances	$156,025	$(145,843)	$10,182	$(106,452)
Consolidated Bonds	(26,341)	26,996	655	27,038
Total	$129,684	$(118,847)	$10,837	$(79,414)

(1)
The net effect of derivatives, in fair value hedge relationships, on net interest income is included in the interest income or interest expense line item of the respective hedged item type. These amounts include the effect of net interest settlements attributable to designated fair value hedges but do not include (in thousands) $(3,424), $(3,310), and $(3,022) of (amortization)/accretion related to fair value hedging activities for the years ended December 31, 2015, 2014, and 2013.

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

Certain of the FHLB's uncleared derivative contracts contain provisions that require the FHLB to post additional collateral with its counterparties if there is deterioration in the FHLB's credit ratings. The aggregate fair value of all uncleared derivatives with credit-risk-related contingent features that were in a net liability position (before cash collateral and related accrued interest) at December 31, 2015 was (in thousands) $64,235, for which the FHLB had posted collateral with a fair value of (in thousands) $34,867 in the normal course of business.

If one of the FHLB's credit ratings had been lowered to the next lower rating that would have triggered additional collateral to be delivered, the FHLB would have been required to deliver up to an additional (in thousands) $5,588 of collateral at fair value to its derivatives counterparties at December 31, 2015.

For cleared derivatives, the Clearinghouse determines initial margin requirements and generally credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including, but not limited to, credit rating downgrades. At December 31, 2015, the FHLB was not required to post additional initial margin by its clearing agents based on credit considerations.

Offsetting of Derivative Assets and Derivative Liabilities

The FHLB presents derivative instruments, related cash collateral, including initial and variation margin, received or pledged, and associated accrued interest, on a net basis by clearing agent and/or by counterparty when it has met the netting requirements.

Table 11.4 presents separately the fair value of derivative instruments meeting or not meeting netting requirements, including the related collateral received from or pledged to counterparties. At December 31, 2015 and 2014, the FHLB did not receive or pledge any non-cash collateral. Any overcollateralization under an individual clearing agent and/or counterparty level is not included in the determination of the net unsecured amount.

Table 11.4 - Offsetting of Derivative Assets and Derivative Liabilities (in thousands)

	December 31, 2015		December 31, 2014
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivative instruments meeting netting requirements:
Gross recognized amount:
Uncleared derivatives	$8,046	$70,178	$19,585	$141,352
Cleared derivatives	5,893	11,801	1,141	3,357
Total gross recognized amount	13,939	81,979	20,726	144,709
Gross amounts of netting adjustments and cash collateral:
Uncleared derivatives	(7,844)	(40,810)	(19,544)	(82,510)
Cleared derivatives	18,879	(11,801)	9,712	(3,357)
Total gross amounts of netting adjustments and cash collateral	11,035	(52,611)	(9,832)	(85,867)
Net amounts after netting adjustments and cash collateral:
Uncleared derivatives	202	29,368	41	58,842
Cleared derivatives	24,772	—	10,853	—
Total net amounts after netting adjustments and cash collateral	24,974	29,368	10,894	58,842
Derivative instruments not meeting netting requirements (1):
Uncleared derivatives	2,022	1,719	3,805	4,925
Total derivative instruments not meeting netting requirements (1)	2,022	1,719	3,805	4,925
Total derivative assets and total derivative liabilities:
Uncleared derivatives	2,224	31,087	3,846	63,767
Cleared derivatives	24,772	—	10,853	—
Total derivative assets and total derivative liabilities	$26,996	$31,087	$14,699	$63,767

(1)	Represents mortgage delivery commitments and forward rate agreements that are not subject to an enforceable netting agreement.

Note 12 - Deposits

The FHLB offers demand and overnight deposits to members and qualifying nonmembers. In addition, the FHLB offers short-term interest bearing deposit programs to members, and in certain cases, qualifying nonmembers. A member that services mortgage loans may deposit funds collected in connection with the mortgage loans at the FHLB, pending disbursement of such funds to the owners of the mortgage loans. The FHLB classifies these items as other interest bearing deposits.

Certain financial institutions have agreed to maintain compensating balances in consideration for correspondent and other non-credit services. These balances are included in interest bearing deposits on the accompanying financial statements. The compensating balances required to be held by the FHLB averaged (in thousands) $3,171,708 and $3,597,698 during 2015 and 2014.

Deposits classified as demand, overnight, and other pay interest based on a daily interest rate. Term deposits pay interest based on a fixed rate determined at the issuance of the deposit. The average interest rates paid on interest bearing deposits was 0.04 percent, 0.03 percent, and 0.03 percent during 2015, 2014, and 2013.

Non-interest bearing deposits represent funds for which the FHLB acts as a pass-through correspondent for member institutions required to deposit reserves with the Federal Reserve Banks.

Table 12.1- Deposits (in thousands)

	December 31, 2015	December 31, 2014
Interest bearing:
Demand and overnight	$646,902	$624,446
Term	151,825	99,600
Other	5,377	5,592
Total interest bearing	804,104	729,638

Non-interest bearing:
Other	238	298
Total non-interest bearing	238	298
Total deposits	$804,342	$729,936

The aggregate amount of time deposits with a denomination of $250 thousand or more was (in thousands) $151,775 and $99,550 as of December 31, 2015 and 2014, respectively.

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

Although the FHLB is primarily liable for its portion of Consolidated Obligations, the FHLB is also jointly and severally liable with the other 10 FHLBanks for the payment of principal and interest on all Consolidated Obligations of each of the other FHLBanks. The Finance Agency, at its discretion, may require any FHLBank to make principal or interest payments due on any Consolidated Obligation whether or not the Consolidated Obligation represents a primary liability of such FHLBank. Although an FHLBank has never paid the principal or interest payments due on a Consolidated Obligation on behalf of another FHLBank, if that event should occur, Finance Agency regulations provide that the paying FHLBank is entitled to reimbursement from the non-complying FHLBank for those payments and other associated costs, including interest to be determined by the Finance Agency. If, however, the Finance Agency determines that the non-complying FHLBank is unable to satisfy its repayment obligations, the Finance Agency may allocate the outstanding liabilities of the non-complying FHLBank among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank's participation in all Consolidated Obligations outstanding or in any other manner it may determine to ensure that the FHLBanks operate in a safe and sound manner.

The par values of the 11 FHLBanks' outstanding Consolidated Obligations were approximately $905.2 billion and $847.2 billion at December 31, 2015 and 2014. Regulations require the FHLB to maintain unpledged qualifying assets equal to its participation in the Consolidated Obligations outstanding. Qualifying assets are defined as cash; secured Advances; obligations of or fully guaranteed by the United States; obligations, participations, or other instruments of or issued by Fannie Mae or Ginnie Mae; mortgages, obligations, or other securities which are or ever have been sold by Freddie Mac under the FHLBank Act; and such securities as fiduciary and trust funds may invest in under the laws of the state in which the FHLB is located. Any assets subject to a lien or pledge for the benefit of holders of any issue of Consolidated Obligations are treated as if they were free from lien or pledge for purposes of compliance with these regulations.

Table 13.1 - Consolidated Discount Notes Outstanding (dollars in thousands)

	Book Value	Par Value	Weighted Average Interest Rate (1)
December 31, 2015	$77,199,208	$77,225,334	0.24%
December 31, 2014	$41,232,127	$41,238,122	0.09%

(1)	Represents an implied rate without consideration of concessions.

Table 13.2 - Consolidated Bonds Outstanding by Contractual Maturity (dollars in thousands)

	December 31, 2015		December 31, 2014
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$9,808,000	0.91%	$32,477,000	0.24%
Due after 1 year through 2 years	5,143,750	1.42	6,918,000	1.19
Due after 2 years through 3 years	4,814,000	1.64	4,594,000	1.56
Due after 3 years through 4 years	4,090,000	1.89	4,245,000	1.79
Due after 4 years through 5 years	3,041,000	2.09	2,647,000	2.08
Thereafter	8,139,000	2.80	8,217,000	2.79
Index amortizing notes	943	5.25	25,297	5.07
Total par value	35,036,693	1.74	59,123,297	1.00
Premiums	90,189		103,477
Discounts	(24,525)		(25,161)
Hedging adjustments	3,817		15,304
Fair value option valuation adjustment and accrued interest	(1,410)		(360)
Total	$35,104,764		$59,216,557

Consolidated Obligations outstanding were issued with either fixed-rate coupon payment terms or variable-rate coupon payment terms that may use a variety of indices for interest rate resets, including LIBOR. To meet the expected specific needs of certain investors in Consolidated Obligations, both fixed-rate Bonds and variable-rate Bonds may contain features that result in complex coupon payment terms and call options. When these Consolidated Obligations are issued, the FHLB may enter into derivatives containing features that offset the terms and embedded options, if any, of the Consolidated Obligations.

Table 13.3 - Consolidated Bonds Outstanding by Call Features (in thousands)

	December 31, 2015	December 31, 2014
Par value of Consolidated Bonds:
Non-callable	$28,235,693	$49,976,297
Callable	6,801,000	9,147,000
Total par value	$35,036,693	$59,123,297

Table 13.4 - Consolidated Bonds Outstanding by Contractual Maturity or Next Call Date (in thousands)

Year of Contractual Maturity or Next Call Date	December 31, 2015	December 31, 2014
Due in 1 year or less	$16,339,000	$40,774,000
Due after 1 year through 2 years	4,881,750	5,413,000
Due after 2 years through 3 years	3,499,000	3,317,000
Due after 3 years through 4 years	3,020,000	2,685,000
Due after 4 years through 5 years	2,383,000	1,992,000
Thereafter	4,913,000	4,917,000
Index amortizing notes	943	25,297
Total par value	$35,036,693	$59,123,297

Consolidated Bonds, beyond having fixed-rate or variable-rate interest-rate payment terms, may also have a step-up interest-rate payment type. Step-up bonds pay interest at increasing fixed rates for specified intervals over the life of the Consolidated Bond. These Consolidated Bonds generally contain provisions enabling the FHLB to call the Consolidated Bonds at its option on the step-up dates.

Table 13.5 - Consolidated Bonds by Interest-rate Payment Type (in thousands)

	December 31, 2015	December 31, 2014
Par value of Consolidated Bonds:
Fixed-rate	$30,806,693	$31,363,297
Variable-rate	4,065,000	27,610,000
Step-up	165,000	150,000
Total par value	$35,036,693	$59,123,297

Concessions on Consolidated Obligations. Unamortized concessions included in other assets were (in thousands) $13,042 and $14,184 at December 31, 2015 and 2014. The amortization of these concessions is included in Consolidated Obligation interest expense and totaled (in thousands) $13,280, $7,380, and $7,026 for the years ended December 31, 2015, 2014, and 2013, respectively.

Note 14 - Affordable Housing Program (AHP)

The FHLBank Act requires each FHLBank to establish an AHP. Each FHLBank provides subsidies in the form of direct grants and below-market interest rate Advances to members who use the funds to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. Annually, the FHLBanks must set aside for the AHP the greater of $100 million or 10 percent of net earnings. For purposes of the AHP calculation, net earnings is defined as net income before assessments, plus interest expense related to mandatorily redeemable capital stock. The FHLB accrues AHP expense monthly based on its net earnings. The FHLB reduces the AHP liability as members use subsidies.

If the FHLB experienced a net loss during a quarter, but still had net earnings for the year, the FHLB's obligation to the AHP would be calculated based on the FHLB's year-to-date net earnings. If the FHLB had net earnings in subsequent quarters, it would be required to contribute additional amounts to meet its calculated annual obligation. If the FHLB experienced a net loss for a full year, the FHLB would have no obligation to the AHP for the year, because each FHLB's required annual AHP contribution is limited to its annual net earnings. If the aggregate 10 percent calculation described above was less than $100 million for the FHLBanks, each FHLBank would be required to contribute a pro rata amount sufficient to assure that the aggregate contributions of the FHLBanks equaled $100 million. The pro ration would be made on the basis of an FHLBank's income in relation to the income of all FHLBanks for the previous year.

There was no shortfall, as described above, in 2015, 2014, or 2013. If an FHLBank finds that its required AHP obligations are contributing to its financial instability, it may apply to the Finance Agency for a temporary suspension of its contributions. The FHLB has never made such an application. The FHLB had outstanding principal in AHP-related Advances (in thousands) of $85,145 and $102,465 at December 31, 2015 and 2014.

Table 14.1 - Analysis of AHP Liability (in thousands)

	2015	2014
Balance at beginning of year	$98,103	$93,789
Assessments (current year additions)	27,906	27,605
Subsidy uses, net	(18,657)	(23,291)
Balance at end of year	$107,352	$98,103

Note 15 - Capital

The FHLB is subject to three capital requirements under its Capital Plan and the Finance Agency rules and regulations. Regulatory capital does not include accumulated other comprehensive income, but does include mandatorily redeemable capital stock.

1.
Risk-based capital. The FHLB must maintain at all times permanent capital, defined as Class B stock and retained earnings, in an amount at least equal to the sum of its credit risk, market risk, and operations risk capital requirements, all of which are calculated in accordance with the rules and regulations of the Finance Agency.

2.
Total regulatory capital. The FHLB is required to maintain at all times a total regulatory capital-to-assets ratio of at least four percent. Total regulatory capital is the sum of permanent capital, Class A stock, any general loss allowance, if consistent with GAAP and not established for specific assets, and other amounts from sources determined by the Finance Agency as available to absorb losses.

3.
Leverage capital. The FHLB is required to maintain at all times a leverage capital-to-assets ratio of at least five percent. Leverage capital is defined as the sum of permanent capital weighted 1.5 times and all other capital without a weighting factor.

The Finance Agency may require the FHLB to maintain greater permanent capital than is required based on Finance Agency rules and regulations.

At December 31, 2015 and 2014, the FHLB was in compliance with each of these capital requirements.

Table 15.1 - Capital Requirements (dollars in thousands)

	December 31, 2015		December 31, 2014
	Minimum Requirement	Actual	Minimum Requirement	Actual
Risk-based capital	$630,604	$5,232,228	$481,835	$5,018,567
Capital-to-assets ratio (regulatory)	4.00%	4.40%	4.00%	4.71%
Regulatory capital	$4,751,871	$5,232,228	$4,265,617	$5,018,567
Leverage capital-to-assets ratio (regulatory)	5.00%	6.61%	5.00%	7.06%
Leverage capital	$5,939,839	$7,848,342	$5,332,021	$7,527,851

The FHLB currently offers only Class B stock, which is issued and redeemed at a par value of $100 per share. Class B stock may be issued to meet membership and activity stock purchase requirements, to pay dividends, and to pay interest on mandatorily redeemable capital stock. Membership stock is required to become a member of and maintain membership in the FHLB. The membership stock requirement is based upon a percentage of the member's total assets, currently determined within a declining range from 0.12 percent to 0.03 percent of each member's total assets, with a current minimum of $1 thousand and a current maximum of $25 million for each member. In addition to membership stock, a member may be required to hold activity stock to capitalize its Mission Asset Activity with the FHLB.

Mission Asset Activity includes Advances, certain funds and rate Advance commitments, and MPP activity that occurred after implementation of the Capital Plan on December 30, 2002. Members must maintain an activity stock balance at least equal to the minimum activity allocation percentage, which currently is zero percent for the MPP and two percent for all other Mission

Asset Activity. If a member owns more than the maximum activity allocation percentage, which currently is four percent of all Mission Asset Activity, the additional stock is that member's excess stock. The FHLB's unrestricted excess stock is defined as total Class B stock minus membership stock, activity stock calculated at the maximum allocation percentage, shares reserved for exclusive use after a stock dividend, and shares subject to redemption and withdrawal notices. The FHLB's excess stock may normally be used by members to support a portion of their activity stock requirement as long as those members maintain at least their minimum activity stock allocation percentage.

A member may request redemption of all or part of its Class B stock or may withdraw from membership by giving five years' advance written notice. When the FHLB repurchases capital stock, it must first repurchase shares for which a redemption or withdrawal notice's five-year redemption period or withdrawal period has expired. Since its Capital Plan was implemented, the FHLB has repurchased, at its discretion, all member shares subject to outstanding redemption notices prior to the expiration of the five-year redemption period.

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

In accordance with the FHLBank Act, each class of FHLB stock is considered putable by the member and the FHLB may repurchase, in its sole discretion, any member's stock investments that exceed the required minimum amount. However, there are significant statutory and regulatory restrictions on the obligation to redeem, or right to repurchase, the outstanding stock. As a result, whether or not a member may have its capital stock in the FHLB repurchased (at the FHLB's discretion at any time before the end of the redemption period) or redeemed (at a member's request, completed at the end of a redemption period) will depend on whether the FHLB is in compliance with those restrictions.

The FHLB's retained earnings are owned proportionately by the current holders of Class B stock. The holders' interest in the retained earnings is realized at the time the FHLB periodically declares dividends or at such time as the FHLB is liquidated. The FHLB's Board of Directors may declare and pay dividends in either cash or capital stock, assuming the FHLB is in compliance with Finance Agency rules and regulations.

Restricted Retained Earnings. The Joint Capital Enhancement Agreement (Capital Agreement) is intended to enhance the capital position of each FHLBank. The Capital Agreement provides that each FHLBank contributes 20 percent of its net income each quarter to a separate restricted retained earnings account until the balance of that account equals at least one percent of that FHLBank's average balance of outstanding Consolidated Obligations for the previous quarter. These restricted retained earnings are not available to pay dividends but are available to absorb unexpected losses, if any, that the FHLBank may experience. At December 31, 2015 and 2014 the FHLB had (in thousands) $209,438 and $159,694 in restricted retained earnings.

Mandatorily Redeemable Capital Stock. The FHLB is a cooperative whose members and former members own all of the FHLB's capital stock. Member shares cannot be purchased or sold except between the FHLB and its members at its $100 per share par value, as mandated by the FHLB's Capital Plan. The FHLB reclassifies stock subject to redemption from equity to liability upon expiration of the “grace period” after a member submits a written redemption request or withdrawal notice, or when the member attains nonmember status by merger or acquisition, relocation, charter termination, or involuntary termination of membership. A member may cancel or revoke its written redemption request or its withdrawal notice prior to the end of the five-year redemption period. Under the FHLB's Capital Plan, there is a five calendar day “grace period” for revocation of a redemption request and a 30 calendar day “grace period” for revocation of a withdrawal notice during which the member may cancel the redemption request or withdrawal notice without a penalty or fee. The cancellation fee after the “grace period” is currently two percent of the requested amount in the first year and increases one percent a year until it reaches a maximum of six percent in the fifth year. The cancellation fee can be waived by the FHLB's Board of Directors for a bona fide business purpose.

Stock subject to a redemption or withdrawal notice that is within the “grace period” continues to be considered equity because there is no penalty or fee to retract these notices. Expiration of the “grace period” triggers the reclassification from equity to a liability (mandatorily redeemable capital stock) at fair value because after the “grace period” the penalty to retract these notices is considered substantive. If a member cancels its written notice of redemption or notice of withdrawal, the FHLB will reclassify mandatorily redeemable capital stock from a liability to equity. Dividends related to capital stock classified as a liability are accrued at the expected dividend rate and reported as interest expense in the Statements of Income. For the years ended December 31, 2015, 2014, and 2013 dividends on mandatorily redeemable capital stock in the amount (in thousands) of $2,432, $4,190 and $5,506 were recorded as interest expense.

Table 15.2 - Mandatorily Redeemable Capital Stock Roll Forward (in thousands)

	2015	2014	2013
Balance, beginning of year	$62,963	$115,853	$210,828
Capital stock subject to mandatory redemption reclassified from equity	28,919	17,110	33,457
Redemption (or other reduction) of mandatorily redeemable capital stock	(53,987)	(70,000)	(128,432)
Balance, end of year	$37,895	$62,963	$115,853

The number of stockholders holding the mandatorily redeemable capital stock was 15, 11 and 11 at December 31, 2015, 2014, and 2013.

As of December 31, 2015 there was one member that had requested redemptions of capital stock whose stock had not been reclassified as mandatorily redeemable capital stock because the “grace periods” had not yet expired on these requests.

Table 15.3 shows the amount of mandatorily redeemable capital stock by contractual year of redemption. The year of redemption in the table is the end of the five-year redemption period. Consistent with the Capital Plan currently in effect, the FHLB is not required to redeem membership stock until five years after either (i) the membership is terminated or (ii) the FHLB receives notice of withdrawal. The FHLB is not required to redeem activity-based stock until the later of the expiration of the notice of redemption or until the activity to which the capital stock relates no longer remains outstanding. If activity-based stock becomes excess stock as a result of an activity no longer remaining outstanding, the FHLB may repurchase such shares, in its sole discretion, subject to the statutory and regulatory restrictions on capital stock redemption.

The GLB Act states that an FHLBank may repurchase, in its sole discretion, any member's stock investments that exceed the required minimum amount.

Table 15.3 - Mandatorily Redeemable Capital Stock by Contractual Year of Redemption (in thousands)

Contractual Year of Redemption	December 31, 2015	December 31, 2014
Year 1	$—	$130
Year 2	—	—
Year 3	41	—
Year 4	2,265	55
Year 5	2,876	2,278
Past contractual redemption date due to remaining activity (1)	32,713	60,500
Total	$37,895	$62,963

(1)
Represents mandatorily redeemable capital stock that is past the end of the contractual redemption period because there is activity outstanding to which the mandatorily redeemable capital stock relates.

Excess Capital Stock. Finance Agency regulations limit the ability of an FHLBank to create member excess stock under certain circumstances. The FHLB may not pay dividends in the form of capital stock or issue new excess stock to members if its excess stock exceeds one percent of its total assets or if the issuance of excess stock would cause the FHLB's excess stock to exceed one percent of its total assets. At December 31, 2015, the FHLB had excess capital stock outstanding totaling less than one percent of its total assets. At December 31, 2015, the FHLB was in compliance with the Finance Agency's excess stock rules.

Note 16 - Accumulated Other Comprehensive (Loss) Income

The following tables summarize the changes in accumulated other comprehensive (loss) income for the years ended December 31, 2015, 2014, and 2013.

Table 16.1 - Accumulated Other Comprehensive (Loss) Income (in thousands)

	Net unrealized (losses) gains on available-for-sale securities	Pension and postretirement benefits	Total accumulated other comprehensive (loss) income
BALANCE, DECEMBER 31, 2012	$—	$(11,734)	$(11,734)
Other comprehensive income before reclassification:
Net unrealized loss	(121)	—	(121)
Net actuarial gains	—	803	803
Reclassifications from other comprehensive income to net income:
Amortization - pension and postretirement benefits	—	2,010	2,010
Net current period other comprehensive (loss) income	(121)	2,813	2,692
BALANCE, DECEMBER 31, 2013	(121)	(8,921)	(9,042)
Other comprehensive income before reclassification:
Net unrealized gains	97	—	97
Net actuarial loss	—	(9,496)	(9,496)
Reclassifications from other comprehensive income to net income:
Amortization - pension and postretirement benefits	—	1,845	1,845
Net current period other comprehensive income (loss)	97	(7,651)	(7,554)
BALANCE, DECEMBER 31, 2014	(24)	(16,572)	(16,596)
Other comprehensive income before reclassification:
Net unrealized gains	105	—	105
Net actuarial gains	—	598	598
Reclassifications from other comprehensive income to net income:
Amortization - pension and postretirement benefits	—	2,616	2,616
Net current period other comprehensive income	105	3,214	3,319
BALANCE, DECEMBER 31, 2015	$81	$(13,358)	$(13,277)

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

The Pentegra Defined Benefit Plan operates on a plan year from July 1 through June 30. The Pentegra Defined Benefit Plan files one Form 5500 on behalf of all employers who participate in the plan. The Employer Identification Number is 13-5645888 and the three-digit plan number is 333. There are no collective bargaining agreements in place at the FHLB.

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

The most recent Form 5500 available for the Pentegra Defined Benefit Plan is for the year ended June 30, 2014. The FHLB did not contribute more than five percent of the total contributions to the Pentegra Defined Benefit Plan for the plan year ended June 30, 2014 and 2013.

Table 17.1 - Pentegra Defined Benefit Plan Net Pension Cost and Funded Status (dollars in thousands)

	2015		2014		2013
Net pension cost charged to compensation and benefit expense for the year ended December 31	$6,348		$6,041		$5,516
Pentegra Defined Benefit Plan funded status as of July 1	106.89%	(a)	111.44%	(b)	101.31%
FHLB's funded status as of July 1	124.97%		128.27%		107.36%

(a)
The Pentegra Defined Benefit Plan's funded status as of July 1, 2015 is preliminary and may increase because the plan's participants were permitted to make contributions for the plan year ended June 30, 2015 through March 15, 2016. Contributions made on or before March 15, 2016, and designated for the plan year ended June 30, 2015, will be included in the final valuation as of July 1, 2015. The final funded status as of July 1, 2015 will not be available until the Form 5500 for the plan year July 1, 2015 through June 30, 2016 is filed (this Form 5500 is due to be filed no later than April 2017).

(b)
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

Qualified Defined Contribution Plan. The FHLB also participates in the Pentegra Defined Contribution Plan for Financial Institutions, a tax-qualified, defined contribution pension plan. The FHLB contributes a percentage of the participants' compensation by making a matching contribution equal to a percentage of voluntary employee contributions, subject to certain limitations. The FHLB contributed $992,000, $943,000, and $875,000 in the years ended December 31, 2015, 2014, and 2013, respectively.

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

Table 17.2 presents the obligations and funding status of the FHLB's nonqualified supplemental defined benefit retirement plan and postretirement benefits plan. The benefit obligation represents projected benefit obligation for the nonqualified supplemental defined benefit retirement plan and accumulated postretirement benefit obligation for the postretirement benefits plan.

Table 17.2 - Benefit Obligation, Fair Value of Plan Assets and Funded Status (in thousands)

	Defined Benefit Retirement Plan		Postretirement Benefits Plan
Change in benefit obligation:	2015	2014	2015	2014
Benefit obligation at beginning of year	$33,860	$26,511	$5,197	$3,957
Service cost	668	524	74	53
Interest cost	1,222	1,234	203	190
Actuarial (gain) loss	(413)	8,335	(185)	1,161
Benefits paid	(2,797)	(2,744)	(173)	(164)
Benefit obligation at end of year	32,540	33,860	5,116	5,197
Change in plan assets:
Fair value of plan assets at beginning of year	—	—	—	—
Employer contribution	2,797	2,744	173	164
Benefits paid	(2,797)	(2,744)	(173)	(164)
Fair value of plan assets at end of year	—	—	—	—
Funded status at end of year	$(32,540)	$(33,860)	$(5,116)	$(5,197)

Amounts recognized in “Other liabilities” on the Statements of Condition for the FHLB's nonqualified supplemental defined benefit plan and postretirement benefits plan as of December 31, 2015 and 2014 were (in thousands) $37,656 and $39,057.

Table 17.3 - Amounts Recognized in Accumulated Other Comprehensive Income (in thousands)

	Defined Benefit Retirement Plan		Postretirement Benefits Plan
	2015	2014	2015	2014
Net actuarial loss	$12,447	$15,409	$911	$1,163

Table 17.4 - Net Periodic Benefit Cost and Other Amounts Recognized in Accumulated Other Comprehensive Income (in thousands)

	For the Years Ended December 31,
	Defined Benefit Retirement Plan			Postretirement Benefits Plan
	2015	2014	2013	2015	2014	2013
Net Periodic Benefit Cost
Service cost	$668	$524	$494	$74	$53	$58
Interest cost	1,222	1,234	986	203	190	199
Amortization of net loss	2,549	1,845	1,948	67	—	62
Net periodic benefit cost	$4,439	$3,603	$3,428	$344	$243	$319
Other Changes in Benefit Obligations Recognized in Other Comprehensive Income
Net (gain) loss	(413)	8,335	215	(185)	1,161	(1,018)
Amortization of net loss	(2,549)	(1,845)	(1,948)	(67)	—	(62)
Total recognized in other comprehensive income	(2,962)	6,490	(1,733)	(252)	1,161	(1,080)
Total recognized in net periodic benefit cost and other comprehensive income	$1,477	$10,093	$1,695	$92	$1,404	$(761)

Table 17.5 presents the estimated net actuarial loss that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year.

Table 17.5 - Amortization for Next Fiscal Year (in thousands)

	Defined Benefit Retirement Plan	Postretirement Benefits Plan
Net actuarial loss	$1,839	$46

Table 17.6 presents the key assumptions used for the actuarial calculations to determine benefit obligations for the nonqualified supplemental defined benefit retirement plan and postretirement benefits plan.

Table 17.6 - Benefit Obligation Key Assumptions

	Defined Benefit Retirement Plan		Postretirement Benefits Plan
	2015	2014	2015	2014
Discount rate	4.02%	3.67%	4.33%	3.96%
Salary increases	4.50%	4.50%	N/A	N/A

Table 17.7 presents the key assumptions used for the actuarial calculations to determine net periodic benefit cost for the FHLB's defined benefit retirement plans and postretirement benefit plans.

Table 17.7 - Net Periodic Benefit Cost Key Assumptions

	Defined Benefit Retirement Plan			Postretirement Benefits Plan
	2015	2014	2013	2015	2014	2013
Discount rate	3.67%	4.32%	3.26%	3.96%	4.88%	4.16%
Salary increases	4.50%	4.50%	4.50%	N/A	N/A	N/A

Table 17.8 - Postretirement Benefits Plan Assumed Health Care Cost Trend Rates

	2015	2014
Assumed for next year	8.00%	8.50%
Ultimate rate	5.50%	5.25%
Year that ultimate rate is reached	2020	2024

The effect of a percentage point increase in the assumed health care trend rates would be an increase in net periodic postretirement benefit expense of $63,000 and in accumulated postretirement benefit obligation (APBO) of $1,022,000. The effect of a percentage point decrease in the assumed health care trend rates would be a decrease in net periodic postretirement benefit expense of $49,000 and in APBO of $805,000.

The discount rates for the disclosures as of December 31, 2015 were determined by using a discounted cash flow approach, which incorporates the timing of each expected future benefit payment. Estimated future benefit payments are based on each plan's census data, benefit formulas and provisions, and valuation assumptions reflecting the probability of decrement and survival. The present value of the future benefit payments is determined by using weighted average duration based interest rate yields from a variety of highly rated relevant corporate bond indices as of December 31, 2015, and solving for the single discount rate that produces the same present value.

Table 17.9 presents the estimated future benefits payments reflecting expected future services for the years ended after December 31, 2015.

Table 17.9 - Estimated Future Benefit Payments (in thousands)

Years	Defined Benefit Retirement Plan	Postretirement Benefit Plan
2016	$3,006	$161
2017	2,227	161
2018	2,197	176
2019	2,278	172
2020	1,902	184
2021 - 2025	8,547	1,179

Note 18 - Segment Information

The FHLB has identified two primary operating segments based on its method of internal reporting: Traditional Member Finance and the MPP. These segments reflect the FHLB's two primary Mission Asset Activities and the manner in which they are managed from the perspective of development, resource allocation, product delivery, pricing, credit risk and operational administration. The segments identify the principal ways the FHLB provides services to member stockholders. The FHLB, as an interest rate spread manager, considers a segment's net interest income, net interest rate spread and, ultimately, net income as the key factors in allocating resources. Resource allocation decisions are made by considering these profitability measures in the context of the historical, current and expected risk profile of each segment and the entire balance sheet, as well as current incremental profitability measures relative to the incremental market risk profile.

Overall financial performance and risk management are dynamically managed primarily at the level of, and within the context of, the entire balance sheet rather than at the level of individual business segments or product lines. Also, the FHLB hedges specific asset purchases and specific subportfolios in the context of the entire mortgage asset portfolio and the entire balance sheet. Under this holistic approach, the market risk/return profile of each business segment does not correspond, in general, to the performance that each segment would generate if it were completely managed on a separate basis, and it is not possible to accurately determine what the performance would be if the two business segments were managed on a stand-alone basis. Further, because financial and risk management is a dynamic process, the performance of a segment over a single identified period may not reflect the long-term expected or actual future trends for the segment.

The Traditional Member Finance segment includes products such as Advances and investments and the borrowing costs related to those assets. The FHLB assigns its investments to this segment primarily because they historically have been used to provide liquidity for Advances and to support the level and volatility of earnings from Advances. All interest rate swaps and a portion of swaptions, including their market value adjustments, are allocated to the Traditional Member Finance segment. The FHLB executed all of its interest rate swaps in its management of market risk for the Traditional Member Finance segment. The FHLB enters into swaptions to minimize the prepayment risk in its overall mortgage asset portfolio.

Income from the MPP is derived primarily from the difference, or spread, between the yield on mortgage loans and the borrowing cost of Consolidated Obligations outstanding allocated to this segment at the time debt is issued. MPP income also includes the gains (losses) on derivatives associated with the MPP segment, comprising all mortgage delivery commitments and forward rate agreements and a portion of swaptions.

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

The following tables set forth the FHLB's financial performance by operating segment for the years ended December 31.

Table 18.1 - Financial Performance by Operating Segment (in thousands)

	For the Years Ended December 31,
	Traditional Member Finance	MPP	Total
2015
Net interest income after reversal for credit losses	$250,076	$72,205	$322,281
Non-interest income	28,586	1,308	29,894
Non-interest expense	64,925	10,626	75,551
Income before assessments	213,737	62,887	276,624
Affordable Housing Program assessments	21,618	6,288	27,906
Net income	$192,119	$56,599	$248,718
Average assets	$97,932,122	$7,637,197	$105,569,319
Total assets	$110,789,438	$8,007,343	$118,796,781
2014
Net interest income	$237,828	$79,148	$316,976
Reversal for credit losses	—	(500)	(500)
Net interest income after reversal for credit losses	237,828	79,648	317,476
Non-interest income	22,460	170	22,630
Non-interest expense	58,876	9,372	68,248
Income before assessments	201,412	70,446	271,858
Affordable Housing Program assessments	20,560	7,045	27,605
Net income	$180,852	$63,401	$244,253
Average assets	$94,333,213	$6,824,283	$101,157,496
Total assets	$99,629,924	$7,010,495	$106,640,419
2013
Net interest income	$229,559	$98,285	$327,844
Reversal for credit losses	—	(7,450)	(7,450)
Net interest income after reversal for credit losses	229,559	105,735	335,294
Non-interest income (loss)	30,505	(10,714)	19,791
Non-interest expense	55,459	8,928	64,387
Income before assessments	204,605	86,093	290,698
Affordable Housing Program assessments	21,011	8,609	29,620
Net income	$183,594	$77,484	$261,078
Average assets	$86,609,248	$7,081,377	$93,690,625
Total assets	$96,336,915	$6,843,787	$103,180,702

Note 19 - Fair Value Disclosures

The fair value amounts recorded on the Statements of Condition and presented in the related note disclosures have been determined by the FHLB using available market information and the FHLB's best judgment of appropriate valuation methods. The fair values reflect the FHLB's judgment of how a market participant would estimate the fair values.

Fair Value Hierarchy. The FHLB records trading securities, available-for-sale securities, derivative assets, derivative liabilities, certain Advances and certain Consolidated Obligation Bonds at fair value on a recurring basis, and on occasion, certain mortgage loans held for portfolio on a nonrecurring basis. GAAP establishes a fair value hierarchy and requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The inputs are evaluated and an overall level for the measurement is determined. This overall level is an indication of how market observable the fair value measurement is. An entity must disclose the level within the fair value hierarchy in which the measurements are classified.

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

The FHLB reviews the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out at fair value as of the beginning of the quarter in which the changes occur. The FHLB did not have any transfers of assets or liabilities recorded at fair value on a recurring basis during the years ended December 31, 2015 or 2014.

Table 19.1 presents the carrying value, fair value, and fair value hierarchy of financial assets and liabilities of the FHLB. These values do not represent an estimate of the overall market value of the FHLB as a going concern, which would take into account future business opportunities and the net profitability of assets versus liabilities.

Table 19.1 - Fair Value Summary (in thousands)

	December 31, 2015
		Fair Value
Financial Instruments	Carrying Value	Total	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral (1)
Assets:
Cash and due from banks	$10,136	$10,136	$10,136	$—	$—	$—
Interest-bearing deposits	99	99	—	99	—	—
Securities purchased under agreements to resell	10,531,979	10,531,979	—	10,531,979	—	—
Federal funds sold	10,845,000	10,845,000	—	10,845,000	—	—
Trading securities	1,159	1,159	—	1,159	—	—
Available-for-sale securities	700,081	700,081	—	700,081	—	—
Held-to-maturity securities	15,278,206	15,229,965	—	15,229,965	—	—
Advances (2)	73,292,172	73,089,912	—	73,089,912	—	—
Mortgage loans held for portfolio, net	7,979,607	8,106,224	—	8,075,390	30,834	—
Accrued interest receivable	94,855	94,855	—	94,855	—	—
Derivative assets	26,996	26,996	—	15,961	—	11,035
Liabilities:
Deposits	804,342	804,140	—	804,140	—	—
Consolidated Obligations:
Discount Notes	77,199,208	77,183,854	—	77,183,854	—	—
Bonds (3)	35,104,764	35,317,688	—	35,317,688	—	—
Mandatorily redeemable capital stock	37,895	37,895	37,895	—	—	—
Accrued interest payable	118,823	118,823	—	118,823	—	—
Derivative liabilities	31,087	31,087	—	83,698	—	(52,611)
Other:
Standby bond purchase agreements	—	698	—	698	—	—

(1)
Amounts represent the application of the netting requirements that allow the FHLB to settle positive and negative positions and also cash collateral and related accrued interest held or placed by the FHLB with the same counterparty.

(2)	Includes (in thousands) $15,057 of Advances recorded under the fair value option at December 31, 2015.

(3)	Includes (in thousands) $2,214,590 of Consolidated Obligation Bonds recorded under the fair value option at December 31, 2015.

	December 31, 2014
		Fair Value
Financial Instruments	Carrying Value	Total	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral (1)
Assets:
Cash and due from banks	$3,109,970	$3,109,970	$3,109,970	$—	$—	$—
Interest-bearing deposits	119	119	—	119	—	—
Securities purchased under agreements to resell	3,343,000	3,343,002	—	3,343,002	—	—
Federal funds sold	6,600,000	6,600,000	—	6,600,000	—	—
Trading securities	1,341	1,341	—	1,341	—	—
Available-for-sale securities	1,349,977	1,349,977	—	1,349,977	—	—
Held-to-maturity securities	14,712,271	14,794,326	—	14,794,326	—	—
Advances (2)	70,405,616	70,279,438	—	70,279,438	—	—
Mortgage loans held for portfolio, net	6,984,683	7,219,198	—	7,178,047	41,151	—
Accrued interest receivable	81,384	81,384	—	81,384	—	—
Derivative assets	14,699	14,699	—	24,531	—	(9,832)
Liabilities:
Deposits	729,936	729,782	—	729,782	—	—
Consolidated Obligations:
Discount Notes	41,232,127	41,224,739	—	41,224,739	—	—
Bonds (3)	59,216,557	59,496,247	—	59,496,247	—	—
Mandatorily redeemable capital stock	62,963	62,963	62,963	—	—	—
Accrued interest payable	114,781	114,781	—	114,781	—	—
Derivative liabilities	63,767	63,767	—	149,634	—	(85,867)
Other:
Standby bond purchase agreements	—	1,381	—	1,381	—	—

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

Trading securities: The FHLB's trading portfolio generally consists of mortgage-backed securities issued by Ginnie Mae. Quoted market prices in active markets are not available for these securities.

To value mortgage-backed security holdings, the FHLB obtains prices from four designated third-party pricing vendors, when available. The pricing vendors use various proprietary models to price mortgage-backed securities. The inputs to those models are derived from various sources including, but not limited to: benchmark yields, reported trades, dealer estimates, issuer spreads, benchmark securities, bids, offers and other market-related data. Because many mortgage-backed securities do not trade on a daily basis, the pricing vendors use available information such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to determine the prices for individual securities. Each pricing vendor has an established challenge process in place for all mortgage-backed security valuations, which facilitates resolution of potentially erroneous prices identified by the FHLB.

The FHLB has conducted reviews of the pricing methods employed by the third-party vendors, to confirm and further augment its understanding of the vendors' pricing processes, methodologies and control procedures for specific instruments.

The FHLB's valuation technique first requires the establishment of a “median” price for each security. If four prices are received, the average of the middle two prices is the median price; if three prices are received, the middle price is the median price; if two prices are received, the average of the two prices is the median price; and if one price is received, it is the median price (and also the final price) subject to validation of outliers. All prices that are within a specified tolerance threshold of the median price are included in the “cluster” of prices that are averaged to compute a “default” price.

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

Four vendor prices were received for most of the FHLB's mortgage-backed security holdings and the final prices for those securities were computed by averaging the prices received. Based on the FHLB's review of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices, the FHLB believes its final prices result in reasonable estimates of fair value and further that the fair value measurements are classified appropriately in the fair value hierarchy.

Available-for-sale securities: The FHLB's available-for-sale portfolio generally consists of certificates of deposit. Quoted market prices in active markets are not available for these securities. Therefore, the fair value is determined based on each security's indicative fair value obtained from a third-party vendor. The FHLB performs several validation steps in order to verify the accuracy and reasonableness of these fair values. These steps may include, but are not limited to, a detailed review of instruments with significant periodic price changes and a derived fair value from an option-adjusted discounted cash flow methodology using market-observed inputs for the interest rate environment and similar instruments.

Held-to-maturity securities: The FHLB's held-to-maturity portfolio generally consists of discount notes issued by Freddie Mac and/or Fannie Mae (non-mortgage-backed securities), and mortgage-backed securities. Quoted market prices are not available for these securities. The fair value for each individual mortgage-backed security is determined by using the third-party vendor approach described above. In general, in order to determine the fair value of its non-mortgage backed securities, the FHLB can use either (a) an income approach based on a market-observable interest rate curve that may be adjusted for a spread, or (b) prices received from third-party pricing vendors. The income approach uses indicative fair values derived from a discounted cash flow methodology. The FHLB believes that both methodologies result in fair values that are reasonable and similar in all material respects based on the nature of the financial instruments being measured.

For its discount notes issued by Freddie Mac, and/or Fannie Mae, the FHLB determines the fair value using the income approach. The market-observable interest rate curve used by the FHLB includes the U.S. Government Agency Fair Value Curve.

Advances: The FHLB determines the fair values of Advances by calculating the present value of expected future cash flows from the Advances excluding accrued interest. The discount rates used in these calculations are the replacement rates for Advances with similar terms, as approximated either by adding an estimated current spread to the LIBOR Swap Curve or by using current indicative market yields, as indicated by the FHLB's pricing methodologies for Advances with similar current terms. Advance pricing is determined based on the FHLB's rates on Consolidated Obligations. In accordance with Finance Agency regulations, Advances with a maturity and repricing period greater than six months require a prepayment fee sufficient to make the FHLB financially indifferent to the borrower's decision to prepay the Advances. Therefore, the fair value of Advances does not assume prepayment risk.

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

Mortgage loans held for portfolio, net: The fair values of performing mortgage loans are determined based on quoted market prices offered to approved members as indicated by the FHLB's MPP pricing methodologies for mortgage loans with similar current terms excluding accrued interest. The quoted prices offered to members are based on Fannie Mae price indications on to-be-announced (TBA) mortgage-backed securities and FHA price indications on government-guaranteed loans. The FHLB then adjusts these indicative prices to account for particular features of the FHLB's MPP that differ from the Fannie Mae and FHA securities. These features include, but may not be limited to, the MPP's credit enhancements, and marketing adjustments that reflect the FHLB's cooperative business model and preferences for particular kinds of loans and mortgage note rates. These quoted prices, however, can change rapidly based upon market conditions and are highly dependent upon the underlying prepayment assumptions. In order to determine the fair values, the loan amounts are also reduced for the FHLB's estimate of expected net credit losses. The fair value of conventional mortgage loans 90 days or more delinquent are based on the estimated values of the underlying collateral or the present value of future cash flows and as such are classified as Level 3 in the fair value hierarchy.

Impaired mortgage loans held for portfolio: The estimated fair values of impaired mortgage loans held for portfolio on a non-recurring basis are based on property values obtained from a third-party pricing vendor.

Accrued interest receivable and payable: The fair value approximates the carrying value.

Derivative assets/liabilities: The FHLB's derivative assets/liabilities generally consist of interest rate swaps, interest rate swaptions, TBA mortgage-backed securities (forward rate agreements), and mortgage delivery commitments. The FHLB's interest rate related derivatives (swaps and swaptions) are traded in the over-the-counter market. Therefore, the FHLB determines the fair value of each individual instrument using market value models that use readily observable market inputs as their basis (inputs that are actively quoted and can be validated to external sources). The FHLB uses a mid-market pricing convention as a practical expedient for fair value measurements within a bid-ask spread. These models reflect the contractual terms, including the period to maturity, as well as the significant inputs noted below. The fair value determination uses the standard valuation technique of discounted cash flow analysis.

The FHLB performs several validation steps to verify the reasonableness of the fair value output generated by the primary market value model. In addition to an annual model validation, the FHLB prepares a monthly reconciliation of the model's fair values to estimates of fair values provided by the derivative counterparties. The FHLB believes these processes provide a reasonable basis for it to place continued reliance on the derivative fair values generated by the model.

The fair value of TBA mortgage-backed securities is based on independent indicative and/or quoted prices generated by market transactions involving comparable instruments. The FHLB determines the fair value of mortgage delivery commitments using market prices from the TBA/mortgage-backed security market or TBA/Ginnie Mae market and adjustments noted below.

The FHLB's discounted cash flow analysis uses market-observable inputs. Inputs, by class of derivative, are as follows:

Interest rate swaps and interest rate swaptions:

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

The FHLB is subject to credit risk due to the risk of nonperformance by counterparties to its derivative transactions. For uncleared derivatives, the degree of credit risk depends on the extent to which master netting arrangements are included in these contracts to mitigate the risk. In addition, the FHLB requires collateral agreements with collateral delivery thresholds on its uncleared derivatives. The FHLB has evaluated the potential for the fair value of the instruments to be impacted by counterparty credit risk and has determined that no adjustments were significant or necessary to the overall fair value measurements.

The fair values of the FHLB's derivatives include accrued interest receivable/payable and related cash collateral remitted to/received from counterparties. The estimated fair values of the accrued interest receivable/payable and cash collateral approximate their carrying values due to their short-term nature. Derivatives are presented on a net basis by counterparty when it has met the netting requirements. If these netted amounts are positive, they are classified as an asset and if negative, they are classified as a liability.

Deposits: The FHLB determines the fair values of FHLB deposits with fixed rates by calculating the present value of expected future cash flows from the deposits and reducing this amount for accrued interest payable. The discount rates used in these calculations are the cost of deposits with similar terms.

Consolidated Obligations: The FHLB determines the fair values of Discount Notes by calculating the present value of expected future cash flows from the Discount Notes excluding accrued interest. The discount rates used in these calculations are current replacement rates for Discount Notes with similar current terms, as approximated by adding an estimated current spread to the LIBOR Swap Curve. Each month's cash flow is discounted at that month's replacement rate.

The FHLB determines the fair values of non-option-based Consolidated Obligation Bonds by calculating the present value of scheduled future cash flows from the bonds excluding accrued interest. Inputs used to determine fair value of these Consolidated Obligation Bonds are the discount rates, which are estimated current market yields, as indicated by the Office of Finance, for bonds with similar current terms.

The FHLB determines the fair values of option-based Consolidated Obligation Bonds based on pricing received from designated third-party pricing vendors. The pricing vendors used apply various proprietary models to price Consolidated Obligation Bonds. The inputs to those models are derived from various sources including, but not limited to, benchmark yields, reported trades, dealer estimates, issuer spreads, benchmark securities, bids, offers, and other market-related data. Since many Consolidated Obligation Bonds do not trade on a daily basis, the pricing vendors use available information, as applicable, such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to determine the prices for individual Consolidated Obligation Bonds. Each pricing vendor has an established challenge process in place for all valuations, which facilitates resolution of potentially erroneous prices identified by the FHLB.

When pricing vendors are used, the FHLB's valuation technique first requires the establishment of a “median” price for each Consolidated Obligation Bond. If four prices are received, the average of the middle two prices is the median price; if three prices are received, the middle price is the median price; if two prices are received, the average of the two prices is the median price; and if one price is received, it is the median price (and also the final price) subject to validation of outliers. All prices that are within a specified tolerance threshold of the median price are included in the “cluster” of prices that are averaged to compute a “default” price.
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

Four vendor prices were received for the FHLB's Consolidated Obligation Bonds and the final prices for those bonds were computed by averaging the prices received. Based on the FHLB's review of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices, the FHLB believes its final prices result in reasonable estimates of fair value and that the fair value measurements are classified appropriately in the fair value hierarchy.

The FHLB has conducted reviews of its pricing vendors to confirm and further augment its understanding of the vendors' pricing processes, methodologies and control procedures for Consolidated Obligation Bonds.

Adjustments may be necessary to reflect the 11 FHLBanks' credit quality when valuing Consolidated Obligation Bonds measured at fair value. Due to the joint and several liability for Consolidated Obligations, the FHLB monitors its own creditworthiness and the creditworthiness of the other FHLBanks to determine whether any credit adjustments are necessary in its fair value measurement of Consolidated Obligation Bonds. No adjustments were considered necessary at December 31, 2015 or 2014.

Mandatorily redeemable capital stock: The fair value of capital stock subject to mandatory redemption is par value for the dates presented, as indicated by member contemporaneous purchases and sales at par value. FHLB stock can only be acquired by members at par value and redeemed at par value. FHLB stock is not traded and no market mechanism exists for the exchange of stock outside the cooperative structure.

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

Fair Value Measurements.

Table 19.2 presents the fair value of financial assets and liabilities that are recorded on a recurring or nonrecurring basis at December 31, 2015 or 2014, by level within the fair value hierarchy. The FHLB records nonrecurring fair value adjustments to reflect partial write-downs on certain mortgage loans.

Table 19.2 - Fair Value Measurements (in thousands)

	Fair Value Measurements at December 31, 2015
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral (1)
Recurring fair value measurements - Assets
Trading securities:
Other U.S. obligation single-family mortgage-backed securities	$1,159	$—	$1,159	$—	$—
Available-for-sale securities:
Certificates of deposit	700,081	—	700,081	—	—
Advances	15,057	—	15,057	—	—
Derivative assets:
Interest rate related	24,974	—	13,939	—	11,035
Forward rate agreements	1,680	—	1,680	—	—
Mortgage delivery commitments	342	—	342	—	—
Total derivative assets	26,996	—	15,961	—	11,035
Total assets at fair value	$743,293	$—	$732,258	$—	$11,035

Recurring fair value measurements - Liabilities
Consolidated Obligation Bonds	$2,214,590	$—	$2,214,590	$—	$—
Derivative liabilities:
Interest rate related	29,368	—	81,979	—	(52,611)
Forward rate agreement	69	—	69	—	—
Mortgage delivery commitments	1,650	—	1,650	—	—
Total derivative liabilities	31,087	—	83,698	—	(52,611)
Total liabilities at fair value	$2,245,677	$—	$2,298,288	$—	$(52,611)

Nonrecurring fair value measurements - Assets (2)
Mortgage loans held for portfolio	$6,270	$—	$—	$6,270

(1)
Amounts represent the application of the netting requirements that allow the FHLB to settle positive and negative positions and also cash collateral and related accrued interest held or placed by the FHLB with the same counterparty.

(2)	The fair value information presented is as of the date the fair value adjustment was recorded during the year ended December 31, 2015.

	Fair Value Measurements at December 31, 2014
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral (1)
Recurring fair value measurements - Assets
Trading securities:
Other U.S. obligation single-family mortgage-backed securities	$1,341	$—	$1,341	$—	$—
Available-for-sale securities:
Certificates of deposit	1,349,977	—	1,349,977	—	—
Advances	15,042	—	15,042	—	—
Derivative assets:
Interest rate related	10,894	—	20,726	—	(9,832)
Forward rate agreements	6	—	6	—	—
Mortgage delivery commitments	3,799	—	3,799	—	—
Total derivative assets	14,699	—	24,531	—	(9,832)
Total assets at fair value	$1,381,059	$—	$1,390,891	$—	$(9,832)

Recurring fair value measurements - Liabilities
Consolidated Obligation Bonds	$4,209,640	$—	$4,209,640	$—	$—
Derivative liabilities:
Interest rate related	58,842	—	144,709	—	(85,867)
Forward rate agreements	4,924	—	4,924	—	—
Mortgage delivery commitments	1	—	1	—	—
Total derivative liabilities	63,767	—	149,634	—	(85,867)
Total liabilities at fair value	$4,273,407	$—	$4,359,274	$—	$(85,867)

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

The FHLB has elected the fair value option for certain financial instruments that either do not qualify for hedge accounting or may be at risk for not meeting hedge effectiveness requirements. These fair value elections were made primarily in an effort to mitigate the potential income statement volatility that can arise from economic hedging relationships in which the carrying value of the hedged item is not adjusted for changes in fair value.

Table 19.3 – Changes in Fair Values for Items Measured at Fair Value Pursuant to the Election of the Fair Value Option (in thousands)

	For the Years Ended December 31,
	2015		2014		2013
	Advances	Consolidated Bonds	Advances	Consolidated Bonds	Advances	Consolidated Bonds
Interest income (expense)	$255	$(13,201)	$82	$(5,899)	$—	$(4,914)
Net gains on changes in fair value under fair value option	15	1,042	20	2,154	—	330
Total changes in fair value included in current period earnings	$270	$(12,159)	$102	$(3,745)	$—	$(4,584)

For instruments recorded under the fair value option, the related contractual interest income and contractual interest expense are recorded as part of net interest income on the Statements of Income. The remaining changes in fair value for instruments in which the fair value option has been elected are recorded as “Net gains on financial instruments held under fair value option” in the Statements of Income. The FHLB has determined that no adjustments to the fair values of its instruments recorded under the fair value option for instrument-specific credit risk were necessary as of December 31, 2015 or 2014.

The following table reflects the difference between the aggregate unpaid principal balance outstanding and the aggregate fair value for Advances and Consolidated Bonds for which the fair value option has been elected.

Table 19.4 – Aggregate Unpaid Balance and Aggregate Fair Value (in thousands)

	December 31, 2015			December 31, 2014
	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Aggregate Fair Value Over/(Under) Aggregate Unpaid Principal Balance	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Aggregate Fair Value Over/(Under) Aggregate Unpaid Principal Balance
Advances (1)	$15,000	$15,057	$57	$15,000	$15,042	$42
Consolidated Bonds	2,216,000	2,214,590	(1,410)	4,210,000	4,209,640	(360)

(1)	At December 31, 2015 and 2014, none of the Advances were 90 days or more past due or had been placed on non-accrual status.

Note 20 - Commitments and Contingencies

As previously described, Consolidated Obligations are backed only by the financial resources of the FHLBanks. The joint and several liability Finance Agency regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal and interest on Consolidated Obligations for which another FHLBank is the primary obligor. No FHLBank has ever been asked or required to repay the principal or interest on any Consolidated Obligation on behalf of another FHLBank, and as of December 31, 2015, and through the filing date of this report, the FHLB does not believe that it is probable that it will be asked to do so.

The FHLB determined that it was not necessary to recognize a liability for the fair values of its joint and several obligation related to other FHLBanks' Consolidated Obligations at December 31, 2015 or 2014. The joint and several obligations are mandated by Finance Agency regulations and are not the result of arms-length transactions among the FHLBanks. The FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several obligation.

Table 20.1 - Off-Balance Sheet Commitments (in thousands)

	December 31, 2015			December 31, 2014
Notional Amount	Expire within one year	Expire after one year	Total	Expire within one year	Expire after one year	Total
Standby Letters of Credit outstanding	$19,417,093	$137,995	$19,555,088	$17,233,206	$546,385	$17,779,591
Commitments for standby bond purchases	85,865	36,510	122,375	37,490	149,705	187,195
Commitments to purchase mortgage loans	449,856	—	449,856	451,292	—	451,292
Unsettled Consolidated Bonds, at par (1)(2)	60,000	—	60,000	17,000	—	17,000
Unsettled Consolidated Discount Notes, at par (1)	—	—	—	5,000	—	5,000

(1)	Expiration is based on settlement period rather than underlying contractual maturity of Consolidated Obligations.

(2)	Of the total unsettled Consolidated Bonds, $0 and $17,000 (in thousands) were hedged with associated interest rate swaps at December 31, 2015 and 2014, respectively.

Standby Letters of Credit. A Standby Letter of Credit is a financing arrangement between the FHLB and its member. Standby Letters of Credit are executed for members for a fee. If the FHLB is required to make payment for a beneficiary's draw, the payment amount is converted into a collateralized Advance to the member. These Standby Letters of Credit have original expiration periods of up to 19 years, currently expiring no later than 2024. Unearned fees and the value of guarantees related to Standby Letters of Credit are recorded in other liabilities and amounted to (in thousands) $4,666 and $4,441 at December 31, 2015 and 2014.

The FHLB monitors the creditworthiness of its members that have Standby Letters of Credit. In addition, Standby Letters of Credit are fully collateralized at the time of issuance. As a result, the FHLB has deemed it unnecessary to record any additional liability on these commitments.

Standby Bond Purchase Agreements. The FHLB has executed standby bond purchase agreements with one state housing authority whereby the FHLB, for a fee, agrees as a liquidity provider if required, to purchase and hold the authority's bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bonds according to a schedule established by the standby agreement. Each standby agreement dictates the specific terms that would require the FHLB to purchase the bonds. The bond purchase commitments entered into by the FHLB have original expiration periods up to 5 years, currently no later than 2020, although some are renewable at the option of the FHLB. During 2015 and 2014, the FHLB was not required to purchase any bonds under these agreements.

Commitments to Purchase Mortgage Loans. The FHLB enters into commitments that unconditionally obligate the FHLB to purchase mortgage loans. Commitments are generally for periods not to exceed 90 days. The delivery commitments are recorded as derivatives at their fair values.

Pledged Collateral. The FHLB may pledge securities, as collateral, related to derivatives. See Note 11 - Derivatives and Hedging Activities for additional information about the FHLB's pledged collateral and other credit-risk-related contingent features.

Lease Commitments. The FHLB charged to operating expenses net rental and related costs of approximately $1,966,000, $1,816,000, and $1,713,000 for the years ending December 31, 2015, 2014, and 2013.

Table 20.2 - Future Minimum Rentals for Operating Leases (in thousands)

Year	Premises	Equipment	Total
2016	$768	$146	$914
2017	771	143	914
2018	791	72	863
2019	796	—	796
2020	812	—	812
Thereafter	5,053	—	5,053
Total	$8,991	$361	$9,352

Lease agreements for FHLB premises generally provide for increases in the basic rentals resulting from increases in property taxes and maintenance expenses. Such increases are not expected to have a material effect on the FHLB.

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

Note 21 - Transactions with Other FHLBanks

The FHLB notes all transactions with other FHLBanks on the face of its financial statements. Occasionally, the FHLB loans short-term funds to and borrows short-term funds from other FHLBanks. These loans and borrowings are transacted at then current market rates when traded. There were no such loans or borrowings outstanding at December 31, 2015, 2014, or 2013. The following table details the average daily balance of lending and borrowing between the FHLB and other FHLBanks for the for the years ended December 31.

Table 21.1 - Lending and Borrowing Between the FHLB and Other FHLBanks (in thousands)

	Average Daily Balances for the Years Ended December 31,
	2015	2014	2013
Loans to other FHLBanks	$—	$438	$3,740
Borrowings from other FHLBanks	68	68	4,110

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

There were no Consolidated Obligations transferred to the FHLB during the years ended December 31, 2015, 2014, or 2013. The FHLB had no Consolidated Obligations transferred to other FHLBanks during these periods.

Note 22 - Transactions with Stockholders

As a cooperative, the FHLB's capital stock is owned by its members, by former members that retain the stock as provided in the FHLB's Capital Plan and by nonmember institutions that have acquired members and must retain the stock to support Advances or other activities with the FHLB. All Advances are issued to members and all mortgage loans held for portfolio are purchased from members. The FHLB also maintains demand deposit accounts for members, primarily to facilitate settlement activities that are directly related to Advances and mortgage loan purchases. Additionally, the FHLB may enter into interest rate swaps with its stockholders. The FHLB may not invest in any equity securities issued by its stockholders and it has not purchased any mortgage-backed securities securitized by, or other direct long-term investments in, its stockholders.

For financial statement purposes, the FHLB defines related parties as those members with more than 10 percent of the voting interests of the FHLB capital stock outstanding. Federal legislation prescribes the voting rights of members in the election of both member and independent directors. For member directorships, the Finance Agency designates the number of member directorships in a given year and an eligible voting member may vote only for candidates seeking election in its respective state. For independent directorships, the FHLB's Board of Directors nominates candidates to be placed on the ballot in an at-large election. For both member and independent directorship elections, a member is entitled to vote one share of required capital stock, subject to a statutory limitation, for each applicable directorship. Under this limitation, the total number of votes that a member may cast is limited to the average number of shares of the FHLB's capital stock that were required to be held by all members in that state as of the record date for voting. Nonmember stockholders are not eligible to vote in director elections. Due to the abovementioned statutory limitation, no member owned more than 10 percent of the voting interests of the FHLB at December 31, 2015 or 2014.

All transactions with stockholders are entered into in the ordinary course of business. Finance Agency regulations require the FHLB to offer the same pricing for Advances and other services to all members regardless of asset or transaction size, charter type, or geographic location. However, the FHLB may, in pricing its Advances, distinguish among members based upon its assessment of the credit and other risks to the FHLB of lending to any particular member or upon other reasonable criteria that may be applied equally to all members. The FHLB's policies and procedures require that such standards and criteria be applied consistently and without discrimination to all members applying for Advances.

Transactions with Directors' Financial Institutions. In the ordinary course of its business, the FHLB may provide products and services to members whose officers or directors serve as directors of the FHLB (Directors' Financial Institutions). Finance Agency regulations require that transactions with Directors' Financial Institutions be made on the same terms as those with any other member. The following table reflects balances with Directors' Financial Institutions for the items indicated below. The FHLB had no mortgage-backed securities or derivatives transactions with Directors' Financial Institutions at December 31, 2015 or 2014.

Table 22.1 - Transactions with Directors' Financial Institutions (dollars in millions)

	December 31, 2015		December 31, 2014
	Balance	% of Total (1)	Balance	% of Total (1)
Advances	$3,867	5.3%	$2,929	4.2%
MPP	186	2.4	154	2.3
Regulatory capital stock	236	5.3	225	5.2

(1)	Percentage of total principal (Advances), unpaid principal balance (MPP), and regulatory capital stock.

Concentrations. The following table shows regulatory capital stock balances, outstanding Advance principal balances, and unpaid principal balances of mortgage loans held for portfolio at the dates indicated to stockholders holding five percent or more of regulatory capital stock and include any known affiliates that are members of the FHLB.

Table 22.2 - Stockholders Holding Five Percent or more of Regulatory Capital Stock (dollars in millions)

	Regulatory Capital Stock		Advance	MPP Unpaid
December 31, 2015	Balance	% of Total	Principal	Principal Balance
JPMorgan Chase Bank, N.A.	$1,533	34%	$35,350	$—
U.S. Bank, N.A.	475	11	10,086	33
Fifth Third Bank	248	6	20	3

	Regulatory Capital Stock		Advance	MPP Unpaid
December 31, 2014	Balance	% of Total	Principal	Principal Balance
JPMorgan Chase Bank, N.A.	$1,533	35%	$41,300	$—
U.S. Bank, N.A.	475	11	8,338	38
Fifth Third Bank	248	6	24	3

Nonmember Affiliates. The FHLB has relationships with three nonmember affiliates, the Kentucky Housing Corporation, the Ohio Housing Finance Agency and the Tennessee Housing Development Agency. The FHLB had no investments in or borrowings to any of these nonmember affiliates at December 31, 2015 or 2014. The FHLB has executed standby bond purchase agreements with one state housing authority whereby the FHLB, for a fee, agrees as a liquidity provider if required, to purchase and hold the authority's bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bond according to a schedule established by the standby agreement. For the years ended December 31, 2015 and 2014, the FHLB was not required to purchase any bonds under these agreements.

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

DISCLOSURE CONTROLS AND PROCEDURES

As of December 31, 2015, the FHLB's management, including its principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, these two officers each concluded that, as of December 31, 2015, the FHLB maintained effective disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that it files under the Exchange Act is (1) accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of the FHLB is responsible for establishing and maintaining adequate internal control over financial reporting. The FHLB's internal control over financial reporting is designed by, or under the supervision of, the FHLB's management, including its principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The FHLB's management assessed the effectiveness of the FHLB's internal control over financial reporting as of December 31, 2015. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on its assessment, management of the FHLB determined that, as of December 31, 2015, the FHLB's internal control over financial reporting was effective based on those criteria.

The effectiveness of the FHLB's internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in “Item 8. Financial Statements and Supplementary Data."

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the FHLB's internal control over financial reporting that occurred during the fourth quarter ended December 31, 2015 that materially affected, or are reasonably likely to materially affect, the FHLB's internal control over financial reporting.

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

For both member and independent directorship elections, a member institution may cast one vote per seat or directorship up for election for each share of stock that the member was required to hold as of December 31 of the calendar year immediately preceding the election year. However, the number of votes that any member may cast for any one directorship cannot exceed the average number of shares of FHLB stock that were required to be held by all members located in its state. The election process is conducted by mail. Our Board of Directors does not solicit proxies nor is any member institution permitted to solicit proxies in an election.

Finance Agency regulations also provide for two separate selection processes for member and independent director candidates.

Member director candidates are nominated by any officer or director of a member institution eligible to vote in the respective statewide election, including the candidate's own institution. After the FHLB determines that the candidate meets all member director eligibility requirements per Finance Agency regulations, the candidate may run for election and the candidate's name is placed on the ballot.

Independent director candidates are self-nominated. Any individual may submit an independent director application form to the FHLB and request to be considered for election. The FHLB reviews all application forms to determine that the individual satisfies the appropriate public interest or non-public interest independent director eligibility requirements per Finance Agency regulations before forwarding the application form to the Board for review of the candidate's qualifications and skills. The Board then nominates an individual whose name will appear on the ballot after consultation with the Affordable Housing Advisory Council and after the nominee information has been submitted to the Finance Agency for review. As part of the nomination process, the Board may consider several factors including the individual's contributions and service on the Board, if a former or incumbent director, and the specific experience and qualifications of the candidate. The Board also considers diversity in nominating independent directors and how the attributes of the candidate may add to the overall strength and skill set of the Board. These same factors are considered when the Board fills a member or independent director vacancy.

DIRECTORS

The following table sets forth certain information (ages as of March 1, 2016) regarding each of our current directors.

Name	Age	Director Since	Expiration of Term as a Director	Independent or Member (State)
J. Lynn Anderson	52	2011	12/31/16	Member (OH)
Grady P. Appleton	68	2007	12/31/17	Independent (OH)
Greg W. Caudill	57	2014	12/31/17	Member (KY)
James R. DeRoberts	59	2008	12/31/18	Member (OH)
Leslie D. Dunn	70	2007	12/31/16	Independent (OH)
James A. England	64	2011	12/31/18	Member (TN)
Charles J. Koch	69	2008 (1)	12/31/18	Independent (OH)
Robert T. Lameier	63	2016	12/31/19	Member (OH)
Michael R. Melvin	71	(1995-2001) 2006	12/31/19	Member (OH)
Thomas L. Moore	69	2013	12/31/16	Member (OH)
Donald J. Mullineaux, Chair	70	2010	12/31/19	Independent (KY)
Alvin J. Nance	58	2009	12/31/16	Independent (TN)
Charles J. Ruma	74	(2002-2004) 2007	12/31/19	Independent (OH)
David E. Sartore	55	2014	12/31/17	Member (KY)
William J. Small, Vice Chair	65	2007	12/31/17	Member (OH)
William S. Stuard, Jr.	61	2011	12/31/18	Member (TN)
Nancy E. Uridil	64	2015	12/31/18	Independent (OH)

(1)	Mr. Koch, an independent director beginning in 2008, also served as a member director from 1990-1995 and 1998-2006.

Member Directors

Finance Agency regulations govern the eligibility requirements for our member directors. Each member director, and each nominee to a member directorship, must be a U.S. citizen and an officer or director of a member that: is located in the voting state to be represented by the member directorship, was a member of the FHLB as of the record date, and meets all minimum capital requirements established by its appropriate Federal banking agency or state regulator.

Each member director is nominated and elected by our members through an annual voting process administered by us. Any member that is entitled to vote in the election may nominate an eligible individual to fill each available member directorship for its voting state, and all eligible nominees must be presented to the membership in the voting state. In accordance with Finance Agency regulations, except when acting in a personal capacity, no director, officer, attorney, employee or agent of the FHLB may communicate in any manner that he or she directly or indirectly, supports or opposes the nomination or election of a particular individual for a member directorship or take any other action to influence the voting with respect to a particular individual. As a result, the FHLB is not in a position to know which factors its member institutions considered in nominating candidates for member directorships or in voting to elect member directors.

Ms. Anderson became Senior Vice President-Member Solutions Integration for Nationwide Mutual Insurance Company, Columbus, Ohio in March 2016. She also served as President of Nationwide Bank from November 2009 to March 2016.

Mr. Caudill has been President and Chief Executive Officer of Farmers National Bank, Danville, Kentucky since December 2002.

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

Mr. Lameier has been President, Chief Executive Officer, and a director of Miami Savings Bank, Miamitown, Ohio since 1993.

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

Mr. Stuard has been Chairman of F&M Bank, Clarksville, Tennessee, since January 2016 and President and Chief Executive Officer of F&M Bank since January 1991.

Independent Directors

Finance Agency regulations also govern the eligibility requirements of our independent directors. Each independent director, and each nominee to an independent directorship, must be a U.S. citizen and bona fide resident of our District. At least two of our independent directors must be designated by our Board as public interest directors. Public interest independent directors must have more than four years experience representing consumer or community interest in banking services, credit needs, housing, or consumer financial protections. All other independent directors must have knowledge of or experience in one or more of the following areas: auditing and accounting; derivatives; financial management; organizational management; project development; risk management practices; and the law. Our Board of Directors nominates candidates for independent directorships. Directors, officers, employees, attorneys, or agents of the FHLB are permitted to support directly or indirectly the nomination or election of a particular individual for an independent directorship.

Mr. Appleton has served as President and Chief Executive Officer of East Akron Neighborhood Development Corporation (EANDC), Akron, Ohio, since January 2014. He previously served as Executive Director of EANDC for more than 30 years. EANDC improves communities by providing quality and affordable housing, comprehensive homeownership services and economic development opportunities. Mr. Appleton's years of experience with EANDC bring insight to the Board that contributes to the FHLB's corporate objective of maximizing the effectiveness of contributions to Housing and Community Investment programs. Mr. Appleton also served as a member of the FHLB's Advisory Council from 1997 until 2006.

Ms. Dunn was Senior Vice President of Business Development, General Counsel and Secretary of Cole National Corporation, a New York Stock Exchange listed retailer now owned by Luxottica Group S.p.A., from September 1997 until October 2004. Prior to joining Cole, she had been a partner since 1985 in the Business Practice of the Jones Day law firm. She currently is engaged in various business and private company board activities and serves in leadership positions with a number of civic and philanthropic organizations. Ms. Dunn has served as a director of New York Community Bancorp, Inc. and on its Audit, Risk Assessment and Nominating and Corporate Governance Committees since September 2015. Ms. Dunn's experience as a senior officer of a publicly held company and as a law firm partner representing numerous publicly held companies brings perspective to the Board regarding the FHLB's status as an SEC registrant, corporate governance matters, and the Board's responsibility to oversee the FHLB's operations.

Mr. Koch is the retired Chairman of the Board and Chief Executive Officer of Charter One Bank, N.A., Cleveland, Ohio. He served as Charter One's Chief Executive Officer from 1987 to 2004, and as its Chairman of the Board from 1995 to 2004, when the bank was sold to Royal Bank of Scotland. Mr. Koch was a director of the Royal Bank of Scotland from 2004 until February 2009. He is currently a director of Assurant Inc. and Citizens Financial Group. Mr. Koch's prior leadership positions within the banking industry and various board positions held contribute skills important to the Board's responsibility for approving a strategic business plan that supports the FHLB's mission and corporate objectives.

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

Mr. Nance has been Chief Executive Officer of the Development and Property Management operating divisions of LHP Capital, Knoxville, Tennessee, since April 2015. Previously, he was Executive Director and the Chief Executive Officer of Knoxville's Community Development Corporation (KCDC) Knoxville, Tennessee from 2000 to 2015. The KCDC is the public housing and redevelopment authority for the City of Knoxville and Knox County, which strives to improve Knoxville's neighborhoods and communities, including through providing quality affordable housing. Mr. Nance also served an eight-year term where he held the office of Vice Chairman on the Tennessee Housing Development Agency, the state's housing finance agency, which promotes the production of affordable housing for very low, low, and moderate, income individuals and families in the state. Mr. Nance also serves on the Board of Knoxville Habitat for Humanity. Mr. Nance's depth of experience with these organizations brings insight to the Board that contributes to the FHLB's corporate objective of maximizing the effectiveness of its contributions to Housing and Community Investment programs.

Mr. Ruma has been President and Chief Executive Officer of Virginia Homes Ltd., a Columbus, Ohio area homebuilder, since 1975. He served on the board of the Ohio Housing Finance Agency (OHFA), the state's housing agency, from 2004 to 2009. OHFA helps Ohio's first-time homebuyers, renters, senior citizens, and others find quality, affordable housing that meets their needs. OHFA's programs also support developers and property managers of affordable housing throughout the state. Mr. Ruma's years of experience in the home building industry and with the OHFA bring insight to the Board that contributes to the FHLB's mission and corporate objectives.

Ms. Uridil was the Senior Vice President of Global Operation for Moen Incorporated, North Olmsted, Ohio, from September 2005 until March 2014. Ms. Uridil is currently on the Board of Directors of Flexsteel Industries, Inc., where she serves on the Compensation Committee and chairs the Nominations and Governance Committee. Previously, Ms. Uridil served as a Senior Vice President of Estée Lauder Companies, from 2000 to 2005. Ms. Uridil also served as a Senior Vice President of Mary Kay, Incorporated, from 1996 to 2000. Ms. Uridil's qualifications and insight provide valuable skills to the Board in the important areas of personnel, compensation, information technology and operations.

EXECUTIVE OFFICERS

The following table sets forth certain information (ages as of March 1, 2016) regarding our executive officers.

Name	Age	Position	Employee of the FHLB Since
Andrew S. Howell	54	President and Chief Executive Officer	1989
Donald R. Able	55	Executive Vice President-Chief Operating Officer and Chief Financial Officer	1981
R. Kyle Lawler	58	Executive Vice President-Chief Business Officer	2000
Damon v. Allen	45	Senior Vice President-Community Investment Officer	1999
J. Christopher Bates	40	Senior Vice President-Chief Accounting Officer	2005
Roger B. Batsel	44	Senior Vice President-Chief Information Officer	2014
James G. Dooley, Sr.	62	Senior Vice President-Internal Audit	2006
David C. Eastland	58	Senior Vice President-Chief Credit Officer	1999
Tami L. Hendrickson	55	Senior Vice President-Treasurer	2006
Stephen J. Sponaugle	53	Senior Vice President-Chief Risk and Compliance Officer	1992

Mr. Howell became President and Chief Executive Officer in June 2012. Previously, he served as the Executive Vice President-Chief Operating Officer since January 2008.

Mr. Able became the Executive Vice President-Chief Operating Officer and Chief Financial Officer in January 2015. Mr. Able served as the Executive Vice President-Chief Operating Officer and Interim Chief Financial Officer since March 2014. He became Executive Vice President-Chief Operating Officer in August 2012 and has served as the Principal Financial Officer since January 2007. Prior to that, he had served as the Senior Vice President-Chief Accounting and Technology Officer since January 2011.

Mr. Lawler became Executive Vice President-Chief Business Officer in August 2012. Previously, he served as the Senior Vice President-Chief Credit Officer since May 2007.

Mr. Allen became Senior Vice President-Community Investment Officer in January 2012. Previously, he served as the FHLB's Vice President and Community Investment Officer since July 2011, and as Vice President-Housing and Community Investment from January 2009 to June 2011.

Mr. Bates became Senior Vice President-Chief Accounting Officer in January 2015. Previously, he served as the FHLB's Vice President-Controller since January 2013 and as Vice President-Assistant Controller from January 2011 to January 2013.

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

Mr. Dooley became Senior Vice President-Internal Audit in January 2013. Previously, he served as Vice President-Internal Audit since 2006.

Mr. Eastland became the Senior Vice President-Chief Credit Officer in January 2015. Prior to that, he had served as the FHLB's Vice President-Credit Risk Management since January 2002.

Ms. Hendrickson became Senior Vice President-Treasurer in January 2015. Previously, she served as the FHLB's Vice President-Treasurer since January 2010.

Mr. Sponaugle became the Senior Vice President-Chief Risk and Compliance Officer in November 2015. Prior to that, he had served as the FHLB's Senior Vice President-Chief Risk Officer since January 2007.

All officers are appointed annually by our Board of Directors.

AUDIT COMMITTEE FINANCIAL EXPERT

The Board of Directors has determined (1) that Ms. J. Lynn Anderson, Chairman of the Audit Committee, and Committee member Mr. David E. Sartore, have the relevant accounting and related financial management expertise, and therefore are qualified, to serve as Audit Committee financial experts within the meaning of the regulations of the SEC and (2) that each is independent under SEC Rule 10A-3(b)(1). Ms. Anderson's experience has principally been in the internal audit disciplines within the financial industry and is a Certified Public Accountant. Mr. Sartore's experience has principally been in the accounting and finance disciplines within the financial industry and is a Certified Public Accountant. For additional information regarding the independence of the directors of the FHLB, see “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

CODES OF ETHICS

The Board of Directors has adopted a “Code of Ethics for Senior Financial Officers” that applies to the principal executive officer and the principal financial officer, as well as all other executive officers. This policy serves to promote honest and ethical conduct, full, fair and accurate disclosure in the FHLB's reports to regulatory authorities and other public communications, and compliance with applicable laws, rules and regulations. The Code is posted on the FHLB's Web site (www.fhlbcin.com). If a waiver of any provision of the Code is granted to a covered officer, information concerning the waiver will be posted on our Web site.

The Board of Directors has also adopted a “Standards of Conduct” policy that applies to all employees. The purpose of this policy is to promote a strong ethical climate that protects the FHLB against fraudulent activities and fosters an environment in which open communication is expected and protected.

Item 11.	Executive Compensation.

2015 COMPENSATION DISCUSSION AND ANALYSIS

The following provides discussion and analysis regarding our compensation program for executive officers for 2015, and in particular our Named Executive Officers. Our Named Executive Officers for 2015 were: Andrew S. Howell, President and Chief Executive Officer; Donald R. Able, Executive Vice President- Chief Operating Officer and Chief Financial Officer; R. Kyle Lawler, Executive Vice President- Chief Business Officer; Stephen J. Sponaugle, Senior Vice President- Chief Risk and Compliance Officer and James G. Dooley, Sr., Senior Vice President- Internal Audit.

Compensation Program Overview (Philosophy and Objectives)

Our Board of Directors (the Board) is responsible for determining the philosophy and objectives of the compensation program. The philosophy of the program is to provide a flexible and market-based approach to compensation that attracts, retains and motivates high performing, accomplished financial services executives who, by their individual and collective performance, achieve strategic business initiatives and thereby enhance stockholder value. The program is primarily designed to focus executives on achieving the FHLB's mission through increased business with member institutions within established risk and profitability tolerance levels, while also encouraging teamwork.

To achieve this, we compensate executive officers using a combination of base salary, short and long-term variable (incentive-based) cash compensation, retirement benefits and modest fringe benefits. We believe the compensation program communicates short and long-term goals and standards of performance for the FHLB's mission and key business objectives and appropriately motivates and rewards executives commensurate with their contributions and achievements. The combination of base salary, which rewards individual performance, and short and long-term incentives, which reward teamwork, creates a total compensation opportunity for executives who contribute to and influence strategic plans and who are primarily responsible for the FHLB's performance.

Oversight of the compensation program is the responsibility of the Personnel and Compensation Committee of the Board (the Committee). The Committee annually reviews the components of the compensation program to ensure that it is consistent with and supports the FHLB's mission, strategic business objectives and annual goals. In carrying out its responsibilities, the Committee may engage executive compensation consultants to assist in evaluating the effectiveness of the compensation program and in determining the appropriate mix of compensation provided to executive officers. Because individuals are not permitted to own the FHLB's capital stock, all compensation is paid in cash and we have no equity compensation plans or arrangements.

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

Finance Agency Oversight - Executive Compensation

The Director of the Finance Agency is required by regulation to prohibit an FHLBank from paying compensation to its executive officers that is not reasonable and comparable to that paid for employment in similar businesses involving similar duties and responsibilities. Finance Agency rules direct the FHLBanks to provide all compensation actions affecting their Named Executive Officers to the Finance Agency for review. Accordingly, following our Board's November 2015 and January 2016 meetings, we submitted the 2016 base salaries as well as incentive payments earned for 2015 for our Named Executive Officers to the Finance Agency. At this time, we do not expect the regulatory requirements to have a material impact on our executive compensation plans.

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

We also participate in multiple surveys including the annual McLagan Federal Home Loan Bank Custom Survey and the annual Federal Home Loan Bank System Key Position Compensation Survey. Both surveys contain executive and non-executive compensation information for various key positions across all FHLBanks.

In setting 2016 compensation, we concentrated our attention on information from the McLagan Federal Home Loan Bank Custom Survey as it encompassed information relating to 2015 compensation from mortgage banks, commercial financial institutions, and other FHLBanks. While McLagan's compensation analysis included those financial institutions that typically had assets of less than $20 billion, we believe the positions at other FHLBanks generally are more directly comparable to ours given the unique nature of the FHLBank System. The FHLBanks share the same public policy mission, interact routinely with each other, and share a common regulator and regulatory constraints, including the need for Finance Agency review of all compensation actions affecting our executive officers. However, there are significant differences across the FHLBank System, including the sizes of the various FHLBanks, the complexity of their operations, their organizational and cost structures and the types of compensation packages offered. Thus, we do not and, as a practical matter, could not calculate compensation packages for our Named Executive Officers based solely on comparisons to the other FHLBanks.

Compensation Program Approach

The Committee utilizes a balanced approach for delivering base salary and short and long-term incentive pay with our compensation program. While our annual (short-term) incentive compensation component rewards all officers and staff for the achievement of FHLB annual strategic business goals, our deferred (long-term) incentive compensation component is provided to executive and senior officers for achievement of specific, strategic and mission-related goals for which FHLB performance is measured over a three-year period. The Committee has not established or assigned specific percentages to each element of the FHLB's executive compensation program. Instead, the Committee strives to create a program that generally delivers a total compensation opportunity, i.e., base salary, annual and deferred incentive compensation and other benefits (including retirement plan), to each executive officer that, when the FHLB meets its target performance goals, is at or near the median of the other FHLBanks and is generally consistent with our market check. However, individual elements of compensation as well as total compensation for individual executives may vary from the median due to an executive's tenure, experience and responsibilities.

While the competitiveness of the compensation program is considered an important factor for attracting and retaining executives, the Committee also reviews all elements of compensation to ensure the program is well designed and fiscally responsible from both a regulatory and corporate governance perspective.

Impact of Risk-Taking on Compensation Program

The Committee reviews the overall program to ensure the compensation of executive officers does not encourage unnecessary or excessive risk-taking that could threaten the long-term value of the FHLB. Risk management is an integral part of our culture. The Committee believes that base salary is a sufficient percentage of total compensation to discourage such risk-taking by our executive officers. The Committee also believes the mix of incentive goals, which include risk-related metrics, does not encourage unnecessary or excessive risk-taking and achieves an appropriate balance of incentive for performance between the short and long-term organizational goals. Moreover, the Committee retains the discretion to reduce or withhold incentive compensation payments if it determines an executive has caused the FHLB to incur such a risk that could threaten the long-term value of the FHLB.

Elements of Total Compensation Program

The following table summarizes all compensation to the FHLB's Named Executive Officers for the years ended December 31, 2015, 2014 and 2013. Discussion of each component follows the table.

Summary Compensation Table

Name and Principal Position	Year	Salary(1)	Non-Equity Incentive Plan Compensation(2)	Change in Pension Value & Non-Qualified Deferred Compensation Earnings(3)	All Other Compensation(4)	Total
Andrew S. Howell	2015	$728,482	$544,843	$889,000	$29,536	$2,191,861
President and Chief Executive Officer	2014	692,016	479,622	2,431,000	15,600	3,618,238
	2013	617,775	340,546	189,000	15,300	1,162,621

Donald R. Able	2015	383,125	242,198	465,000	15,900	1,106,223
Executive Vice President-	2014	358,788	207,972	1,498,000	15,600	2,080,360
Chief Operating Officer and Chief Financial Officer	2013	320,800	160,354	—	15,300	496,454

R. Kyle Lawler	2015	357,885	229,316	244,000	15,900	847,101
Executive Vice President-	2014	331,154	199,572	646,000	15,600	1,192,326
Chief Business Officer	2013	315,087	157,180	26,000	15,300	513,567

Stephen J. Sponaugle	2015	306,752	176,417	181,000	15,900	680,069
Senior Vice President-	2014	281,292	138,781	694,000	15,600	1,129,673
Chief Risk and Compliance Officer	2013	245,725	117,640	—	11,922	375,287

James G. Dooley, Sr. (5)	2015	233,627	118,814	39,000	15,900	407,341
Senior Vice President-
Internal Audit

(1)
Includes excess accrued vacation benefits automatically paid in accordance with established policy (applicable to all employees), which for 2015 were as follows: Mr. Howell, $53,482; Mr. Able, $18,125; Mr. Lawler, $17,885; Mr. Sponaugle $6,752; and Mr. Dooley $2,527.

(2)
Amounts shown for 2015 reflect total payments pursuant to the current portion of the 2015 Incentive Plan and the deferred portion of the 2012 Incentive Plan (2013 - 2015 performance period), as follows:

Name	2015 Incentive Plan (current incentive)	2012 Incentive Plan (three-year deferred incentive)	Total
Andrew S. Howell	$324,084	$220,759	$544,843
Donald R. Able	140,196	102,002	242,198
R. Kyle Lawler	130,594	98,722	229,316
Stephen J. Sponaugle	98,910	77,507	176,417
James G. Dooley, Sr.	76,841	41,973	118,814

(3)	Represents change in the actuarial present value of accumulated pension benefits only, which is primarily dependent on changes in interest rates, years of benefit service and salary.

(4)
Amounts represent matching contributions to the qualified defined contribution pension plan in 2015. For Mr. Howell, 2015 also includes perquisites totaling $13,636, which consisted of personal use of an FHLB-owned vehicle, premiums for an Executive long-term disability plan, spousal travel expenses and an airline program membership. The value of perquisites are based on the actual cash cost to the FHLB.

(5)	Mr. Dooley's 2014 and 2013 compensation amounts are not included as he was not a Named Executive Officer in those years.

Salary
Base salary is both a key component of the total compensation program and a key factor when attracting and retaining executive talent. While base salaries for the Named Executive Officers are influenced by a number of factors, the Board generally targets the median of the competitive market. Other factors affecting an executive's base salary include length of time in position, relevant experience, individual achievement, and the size and scope of assigned responsibilities as compared to the responsibilities of other executives. Base salary increases traditionally take effect at the beginning of each calendar year and are granted after a review of the individual's performance and leadership contributions to the achievement of our annual business plan goals and strategic objectives.

Each of the Named Executive Officers received a base salary increase at the beginning of 2015. Total salary increases, including merit and market adjustments, ranged from 5.53 percent to 13.21 percent. For the Named Executive Officers other than the President, the Committee's actions were based on the President's recommendation for each executive, which took into consideration market data, and an evaluation of each executive's annual performance. Individually, directors provided feedback to the Chair, and the Committee recommended, and the Board subsequently approved a salary increase of 9.22 percent for Mr. Howell. In recommending and approving the 2015 increase, the Committee and Board took into consideration competitive market analysis and the directors' appraisals of Mr. Howell's performance during the year.

In October 2015, the Committee recommended and the Board approved a 5.25 percent salary increase pool for 2016 for all employees, comprised of 3.00 percent for merit increases and 2.25 percent for market and promotional adjustments. Using the same process as described above, the Committee recommended, and the Board approved, the following 2016 base salaries and percent increases for the Named Executive Officers: Mr. Howell, $750,000 (11.11 percent); Mr. Able, $400,000 (9.59 percent); Mr. Lawler, $365,000 (7.35 percent); Mr. Sponaugle, $325,000 (8.33 percent); and Mr. Dooley, $250,000 (8.18 percent). On December 17, 2015, we were informed that the Finance Agency had completed its review of the Board-approved compensation actions affecting the Named Executive Officers in 2016.

Non-Equity Incentive Compensation Plan (Incentive Plan)
The Incentive Plan is a cash-based total incentive award that is divided into two equal parts: (1) a current incentive award, and (2) a three-year deferred incentive award. The current component of the Incentive Plan is awarded annually and designed to promote and reward higher levels of performance for accomplishing Board-approved shorter-term goals. The long-term component of the Incentive Plan is a three-year deferred incentive award that is designed to promote higher levels of long-term performance and serve as an employment retention tool for selected executive and senior officers, including the Named Executive Officers.

The Incentive Plan goals generally reflect desired financial, operational and public mission objectives for the current and future fiscal years. Each goal is weighted reflecting its relative importance and potential impact on our strategic initiatives and annual business plan, and each is assigned a quantitative threshold, target and maximum level of performance. Each Named Executive Officer's award opportunity is based entirely on bank-wide performance. However, the Chief Risk Officer's (CRO) award opportunity is weighted 75 percent on bank-wide goals and 25 percent on Enterprise Risk Management (ERM) specific goals in order to provide incentive and maintain a certain level of independence for risk management initiatives. Additionally, the Senior Vice President - Internal Audit's award opportunity is based entirely on Internal Audit specific goals, which are developed with the Audit Committee, to maintain independence for the internal audit function.

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

The total incentive award opportunities for the 2015 plan year stated as a percentage of base salary were as follows:

	Incentive Opportunity
Name	Threshold	Target	Maximum
Andrew S. Howell	50.0%	75.0%	100.0%
Donald R. Able	40.0	60.0	80.0
R. Kyle Lawler	40.0	60.0	80.0
Stephen J. Sponaugle	30.0	50.0	70.0
James G. Dooley, Sr.	30.0	50.0	70.0

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

Fifty percent of the total opportunity for the Incentive Plan is awarded in cash following the plan year (current incentive award) and 50 percent is mandatorily deferred for three years after the end of the Plan year (deferred incentive award). Deferred incentive awards are calculated based on the actual performance or achievement level for each deferred plan goal at the end of each three-year performance period, with interpolations made for results between achievement levels. The achievement level for each goal then is multiplied by the corresponding incentive weight assigned to that goal. The final value of the deferred award can be increased, decreased or remain the same based on the goal achievement level determined using separate performance measures over the three-year deferral period. If a goal achievement level over the three-year deferral period is below the threshold, no payment is made for that deferred goal. The following table presents the percentages, categorized by achievement level, in which the deferred award will be adjusted:

	Achievement Levels
Name	Threshold	Target	Maximum
Andrew S. Howell	75.0%	100.0%	125.0%
Donald R. Able	75.0	100.0	125.0
R. Kyle Lawler	75.0	100.0	125.0
Stephen J. Sponaugle	75.0	100.0	125.0
James G. Dooley, Sr.	75.0	100.0	125.0

Except as noted above with respect to exam ratings, the Board has ultimate authority over the Incentive Plan described above and may modify or terminate the Plan at any time or for any reason. The Board also has sole discretion to increase or decrease any Incentive Plan awards. In addition, payments under the Plan are subject to certain claw back provisions which allow the FHLB to recover any incentive paid to a participant based on achievement of financial or operational goals that subsequently are deemed to be inaccurate, misstated or misleading. Our Board believes these claw back requirements serve as deterrents to any manipulation of financial statements or performance metrics in a manner that would assure and/or increase an incentive payment.

Current Incentive Award. For calendar year 2015, the Board approved a total of six performance measures in the functional areas of Franchise Value Promotion, Member Asset Activity and Stockholder Risk/Return. The mix of financial and non-financial goals measures performance across our mission and corporate objectives and is intended to discourage unnecessary or excessive risk-taking. Because we consider risk management to be an essential component in the achievement of our mission and corporate objectives, the goals below include a separate risk-related metric.

At its January 2016 meeting, following certification of the 2015 performance results and in accordance with those results, the Board authorized the distribution to the Named Executive Officers of the current awards shown in Note 2 to the Summary Compensation Table. For the 2015 plan year, we cumulatively achieved approximately 96 percent of the available maximum incentive opportunity for FHLB goals. This was an increase in overall FHLB performance from the 91 percent achieved for 2014 primarily due to improved performance on the new Mandatory Delivery Commitments and Market Value of Equity goals.

The following table presents the incentive weights, threshold, target and maximum performance levels, and the actual results achieved for the 2015 Incentive Plan performance measures for all Named Executive Officers other than the Senior Vice President - Internal Audit.

2015 Incentive Plan Performance Levels and Results

(Dollars in thousands)
	Incentive Weight	Threshold Performance	Target Performance	Maximum Performance	Results Achieved
Franchise Value Promotion
1) Mission Outreach	10.0%	80	92	110	99
2) Mission Asset Participation	10.0	64%	69%	76%	78%
Member Asset Activity
3) Average Advance Balances for Members with Assets of $50 Billion or less	15.0	$14,500,000	$15,500,000	$16,900,000	$19,955,968
4) Mortgage Purchase Program New Mandatory Delivery Commitments	15.0	1,750,000	1,900,000	2,500,000	2,408,500
Stockholder Risk/Return
5) Decline in Market Value of Equity	25.0	< 10%	< 8%	4% or less	4.8%
6) Profitability-Available Earnings vs. Average 3-month LIBOR rate	25.0	350 bps	390 bps	440 bps	435 bps

During 2015, the Board, the Committee and the President periodically reviewed the Incentive Plan goals presented above to determine progress toward the goals. Although the Board and the President discussed various external factors that were affecting achievement of the performance measures, the Board did not take any actions to revise or change the Incentive Plan goals.

The incentive program for the CRO is weighted 75 percent on bank-wide goals, shown above, and 25 percent on the ERM department goal, as follows:

Implement specific initiatives of the FHLB's ERM program within the ERM Department.

Weight of Goal:	100 percent

Threshold:	4 initiatives satisfactorily completed*

Target:	5 initiatives satisfactorily completed*

Maximum:	7 initiatives satisfactorily completed*

2015 Results Achieved:	6.3 initiatives satisfactorily completed*

*	Specific initiatives include efforts in improvement of the FHLB's general ERM program, operational risk and compliance and market risk.

The 2015 Incentive Plan measures for the Senior Vice President - Internal Audit were based entirely on achievement of specific internal audit function goals, including issuance of a certain number of audit reports, complete testing of identified internal controls, compliance with regulatory standards, and general effectiveness and leadership of the internal auditor. Based on these goals, 95 percent of the maximum performance was achieved during 2015.

At its November 2015 meeting, the Board established the 2016 Incentive Plan goals, the incentive weights and the performance measures corresponding to each Incentive Plan goal and award opportunity for the 2016 Incentive Plan. In December 2015, the 2016 Incentive Plan was sent to the Finance Agency and we received notification of the completion of their review in January 2016. The 2016 Incentive Plan goals for our executives are set forth below.

2016 Incentive Plan Goals

Franchise Value Promotion
Mission Outreach	Weight: 10.0%
Mission Asset Participation	Weight: 10.0%
Mission Asset Activity
Average Advances Balances for Members with Assets of $50 billion or less	Weight: 15.0%
Mortgage Purchase Program New Mandatory Delivery Commitments	Weight: 15.0%
Stockholder Risk/Return
Decline in Market Value of Equity	Weight: 25.0%
Profitability-Available Earnings vs. Average 3-month LIBOR Rate	Weight: 25.0%

As reflected above, the Board decided to keep all of the 2016 goals the same as those in 2015 although the performance metrics have been adjusted. In setting the performance measures for the 2016 Incentive Plan, the Board reviewed the results against target for 2015 and considered relevant aspects of our financial outlook for 2016 including the continued uncertainty of the economy and the government's liquidity programs that continue to affect Mission Asset Activity and profitability. The Board also considered opportunities to increase mission asset participation by members.

The Board also approved a separate ERM department goal for the CRO, whose annual incentive is weighted 75 percent on bank-wide goals and 25 percent on the ERM goal.

2016 CRO's Goal

Implement specific initiatives of the FHLB's ERM program within the ERM Department.

Weight of Goal:	100 percent

Threshold:	4 initiatives satisfactorily completed*

Target:	6 initiatives satisfactorily completed*

Maximum:	7 initiatives satisfactorily completed*

*	Specific initiatives include efforts in improvement of the FHLB's general ERM program, operational risk and compliance and market risk.

Finally, upon recommendation of the Audit Committee, the Board approved the separate 2016 Internal Audit department goals for the Senior Vice President - Internal Audit. The Board decided to keep all of the 2016 goals the same as those in 2015, although some of the performance metrics have been adjusted.

Three-Year Deferred Incentive Award. During 2015, the Board, the Committee and the President periodically reviewed progress toward the deferred plan goals for each ongoing performance period. At its January 2016 meeting, following certification of the performance results for the deferred portion of the 2012 Incentive Plan (2013 - 2015 performance period) and in accordance with those results, the Board authorized the distribution of payments to eligible officers including the Named Executive Officers. Cumulatively, we achieved approximately 91 percent of the available maximum incentive opportunity for FHLB goals. The deferred payments for the 2013 - 2015 performance period are shown in Note 2 to the Summary Compensation Table.

The following table presents, for all Named Executive Officers, except the Senior Vice President - Internal Audit, the incentive weights, threshold, target and maximum performance levels, and the actual results achieved for each of the goals in the deferred portion of the 2012 Incentive Plan (2013 - 2015 performance period):

	Incentive Weight	Threshold Performance	Target Performance	Maximum Performance	Results Achieved
OPERATING EFFICIENCY:
Ranking of Operating Efficiency Ratio in comparison to other FHLBanks	25%	8th of 12	4th of 12	1st of 12	1st of 12
RISK ADJUSTED PROFITABILITY:
Ranking of Risk Adjusted Profitability in comparison to other FHLBanks	25%	8th of 12	4th of 12	1st of 12	1st of 12
MARKET CAPITALIZATION RATIO:
Ratio of Market Value of Equity to Par Value of Regulatory Capital Stock	25%	95%	100%	110%	105%
ADVANCE UTILIZATION RATIO:
Ranking of average of each member's Advances-to-Assets ratio multiplied by the average member borrower penetration ratio in comparison to other FHLBanks	25%	8th of 12	4th of 12	1st of 12	5th of 12

For the Senior Vice President - Internal Audit, the following table presents the incentive weights, threshold, target and maximum performance levels, and the actual results achieved for each of the Internal Audit goals in the deferred portion of the 2012 Incentive Plan (2013 - 2015 performance period):

	Incentive Weight	Threshold Performance	Target Performance	Maximum Performance	Results Achieved
AUDIT COMMITTEE CHARTER FULFILLMENT:
Average of the Audit Committee's annual performance review ratings	50%	3	4	5	4.72
FINDINGS TRACKING:
Results of Audit Committee's evaluation of monitoring, tracking and reporting on findings as a result of audits and examinations	25%	3	4	5	4.84
SUCCESSION PLANNING AND READINESS:
Level of readiness based on Audit Committee assessment	25%	Minimally Prepared (3)	Prepared (4)	Highly Prepared (5)	4.30

At its November 2015 meeting, the Board established the goals, incentive weights and performance measures to determine the achievement level reached during the 2016 - 2018 deferral period of the 2015 Incentive Plan. The following table presents the goals and incentive weights for all Named Executive Officers, except the Senior Vice President - Internal Audit:

2015 Deferred Incentive Plan Goals (2016 - 2018 Performance Period)

1) OPERATING EFFICIENCY:
Ranking of Operating Efficiency Ratio in comparison to other FHLBanks	Weight: 20%
2) EARNINGS VOLATILITY ADJUSTED PROFITABILITY:
Ranking of Earnings Volatility Adjusted Profitability in comparison to other FHLBanks	Weight: 20%
3) MARKET CAPITALIZATION RATIO:
Ratio of Market Value of Equity to Par Value of Regulatory Capital Stock	Weight: 20%
4) ADVANCE UTILIZATION RATIO:
Ranking of average of each member's Advances-to-Assets ratio multiplied by the average member borrower penetration ratio in comparison to other FHLBanks	Weight: 20%
5) STRATEGIC BUSINESS PLAN ACHIEVEMENT:
Percentage of Strategic Business Plan strategies achieved	Weight: 20%

The performance measures and incentive weights used to determine the achievement level reached during the three-year deferral period for the Senior Vice President - Internal Audit included: (1) fulfillment of the Audit Committee Charter (50 percent weighting) and (2) tracking of findings from internal audits, external audits and examination findings (50 percent weighting).

The goals for the deferred component of the 2016 Incentive Plan, which include the 2017 - 2019 performance period, are expected to be set at the November 2016 Board meeting.

Non-Equity Incentive Plan Compensation Grants
The following table provides information on grants made under our Incentive Plans.

Grants of Plan-Based Awards

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards
Name	Grant Date (1)	Threshold	Target	Maximum
Andrew S. Howell	November 19, 2015	$375,000	$562,500	$750,000
Donald R. Able	November 19, 2015	160,000	240,000	320,000
R. Kyle Lawler	November 19, 2015	146,000	219,000	292,000
Stephen J. Sponaugle	November 19, 2015	97,500	162,500	227,500
James G. Dooley, Sr.	November 19, 2015	75,000	125,000	175,000

(1)	Awards granted on this date are for the 2016 Incentive Plan.

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

The plans provide benefits based on a combination of an employee's tenure and annual compensation. As such, the benefits provided by the plans are one component of the total compensation opportunity for executive officers and, the Board believes, serve as valuable retention tools since retirement benefits increase as executives' tenure and compensation with the FHLB grow.

Qualified Defined Benefit Pension Plan. The Pentegra Defined Benefit Plan for Financial Institutions (Pentegra DB) is a funded tax-qualified plan that is maintained on a non-contributory basis, i.e., employee contributions are not required. Participants' pension benefits vest upon completion of five years of service.

The pension benefits payable under the Pentegra DB plan are determined using a pre-established formula that provides a single life annuity payable monthly at age 65 or normal retirement. The benefit formula for employees hired prior to January 1, 2006, which includes Messrs. Howell, Able, Lawler, and Sponaugle, is 2.50 percent for each year of benefit service multiplied by the highest three-year average compensation. Compensation is defined as base salary, excess accrued vacation benefits and annual incentive compensation and excludes any long-term or deferred incentive payments. In the event of retirement prior to attainment of age 65, a reduced pension benefit is payable under the plan, with payments commencing as early as age 45. For employees who are hired after January 1, 2006, which includes Mr. Dooley, the Pentegra DB was amended. The current benefit formula is 1.25 percent for each year of benefit service multiplied by the highest five-year average compensation, where compensation is defined as base salary only and excludes all other forms of compensation. In addition, the current plan provides for a reduced pension benefit in the event of retirement prior to attainment of age 65 with payment commencing as early as age 55 if the participant has 10 years or more of service. Lastly, the Pentegra DB plan provides certain actuarially equivalent forms of benefit payments other than a single life annuity, including a limited lump sum distribution option, which is available only to employees, including Named Executive Officers, hired prior to February 1, 2006.

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

2015 Pension Benefits

Name	Plan Name	Number of Years Credited Service (1)	Present Value (2) of Accumulated Benefits
Andrew S. Howell	Pentegra DB	25.50	$1,665,000
	DB/BEP	25.50	4,648,000

Donald R. Able	Pentegra DB	34.42	1,800,000
	DB/BEP	34.42	2,653,000

R. Kyle Lawler	Pentegra DB	14.50	1,112,000
	DB/BEP	14.50	813,000

Stephen J. Sponaugle	Pentegra DB	22.33	1,393,000
	DB/BEP	22.33	548,000

James G. Dooley, Sr.	Pentegra DB	8.33	265,000
	DB/BEP	8.33	—

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

Qualified Defined Contribution Plan. The Pentegra Defined Contribution Plan for Financial Institutions (Pentegra DC) is a tax-qualified defined contribution plan to which we make tenure-based matching contributions. Matching contributions begin upon completion of one year of employment and subsequently increase based on length of employment to a maximum of six percent of eligible compensation. Eligible compensation in the Pentegra DC plan is defined as base salary and annual bonus (current incentive award) and excludes any deferred incentive awards.

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

Fringe Benefits and Perquisites
Executive officers are eligible to participate in the traditional fringe benefit plans made available to all other employees, including participation in the retirement plans, medical, dental and vision insurance program and group term life and standard long term disability (LTD) insurance plans, as well as annual leave (i.e., vacation) and sick leave policies. Executives participate in our subsidized medical, dental and vision insurance and group term life and standard LTD insurance programs on the same basis and terms as all of our employees. However, executives are required to pay higher premiums for medical coverage. Executive officers also receive on-site parking at our expense.

During 2015, the President was also provided with an FHLB-owned vehicle for his business and personal use. The operating expenses associated with the vehicle, including an automobile club membership for emergency roadside assistance, also were provided. An executive officer's personal use of an FHLB-owned vehicle, including use for the daily commute to and from work, is reported as a taxable fringe benefit. In addition to the standard LTD insurance plan provided to all FHLB employees, Named Executive Officers may elect to receive additional LTD coverage. The premiums the FHLB pays for the additional LTD coverage are considered a taxable fringe benefit. Additionally, with prior approval, our current Travel Policy permits a spouse to accompany an executive officer on authorized business trips. The transportation and other related expenses associated with the spouse's travel are reimbursed by the FHLB and reported as a taxable fringe benefit.

The perquisites provided by the FHLB represent a small fraction of an executive officer's annual compensation. During 2015, perquisites totaled $13,636 for Mr. Howell, as shown in the Summary Compensation Table. Perquisites did not individually or collectively exceed $10,000 for any other Named Executive Officers and are therefore excluded from the Summary Compensation Table.

Employment Arrangements and Severance Benefits

Pursuant to the FHLBank Act, all employees of the FHLB are “at will” employees. Accordingly, an employee may resign employment at any time and an employee's employment may be terminated at any time for any reason, with or without cause and with or without notice.

We have no employment arrangements with any Named Executive Officer. Other than normal pension benefits and eligibility to participate in our retiree supplemental benefits program (if hired prior to August 1, 1990), no perquisites, tax gross-ups or other special benefits are provided to our executive officers in the event of a change in control, resignation, retirement or other termination of employment.

We have a severance policy under which employees, including executive officers, may receive benefits in the event of termination of employment resulting from job elimination, substantial job modification, job relocation or a planned reduction in staff that causes an involuntary termination of employment. Under this policy, an executive officer is entitled to one month's pay for every full year of employment, pro-rated for partial years of employment, with a minimum of one month and a maximum of six months' severance pay. At our discretion, executive officers and employees receiving benefits under this policy may also receive outplacement assistance as well as continuation of health insurance coverage on a limited basis.

COMPENSATION COMMITTEE REPORT

The Personnel and Compensation Committee of the Board of Directors (the Committee) of the FHLB has furnished the following report for inclusion in this annual report on Form 10-K:
The Committee has reviewed and discussed the 2015 Compensation Discussion and Analysis set forth above with the FHLB's management. Based on such review and discussions, the Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this annual report on Form 10-K.

Donald J. Mullineaux (Chair)
Grady P. Appleton
Leslie D. Dunn
Charles J. Koch
Michael R. Melvin
William J. Small (Vice Chair)

COMPENSATION OF DIRECTORS

As required by Finance Agency regulations and the FHLBank Act, we have established a formal policy governing the compensation and travel reimbursement provided to our directors. The goal of the policy is to compensate Board members for work performed on behalf of the FHLB.

2015 Compensation. Under our 2015 policy, compensation was comprised of per meeting fees, subject to an annual cap, and reimbursement for reasonable FHLB travel-related expenses. The fees were intended to compensate directors for time spent reviewing materials sent to them, preparing for meetings, participating in other FHLB activities and attending the meetings of the Board of Directors and its committees.

The following table sets forth the per meeting fees and the annual caps for 2015:

	2015
	Per Meeting Fee	Annual Meeting Fee Cap
Chair	$15,000	$105,000
Vice Chair	13,750	95,000
Other Members	10,500	72,500

In addition, under the 2015 policy, annual fees were paid as follows for certain Board Committee assignments that involved significant time and responsibilities. These fees were subject to certain attendance requirements.

2015
Audit Committee:
Chair	$17,000
Other members	9,500
Finance and Market Risk Management Committee:
Chair	14,000
Other members	7,000
All other committees:
Chair	14,000

However, the Board Chair did not receive additional compensation for chairing any committee and no director received fees totaling more than the annual amount paid to the Board Chair.

2016 Compensation. At its November 2015 meeting, the Board approved a revision to the directors' fee structure, effective January 1, 2016. Under our revised policy, compensation is comprised of a maximum base fee that is divided into two equal parts: (1) a quarterly retainer fee, and (2) a per meeting fee, subject to an annual cap, and reimbursement for reasonable FHLB travel-related expenses. As in prior years, the fees are intended to compensate directors for time spent reviewing materials sent to them, preparing for meetings, participating in other FHLB activities and attending the meetings of the Board of Directors and its committees.

	2016
	Quarterly Retainer Fee	Per Meeting Fee	Maximum Base Fees
Chair	$16,875	$9,650	$135,000
Vice Chair	15,000	8,580	120,000
Other Members	12,500	7,150	100,000

In addition to the base fees, under the 2016 policy, annual fees are paid to the Audit Committee Chair and Other Committee Chairs of $17,000 and $14,000, respectively. These fees are subject to certain attendance requirements.

During 2015, total directors' fees and travel expenses incurred by the FHLB were $1,457,125 and $229,189, respectively.

With prior approval, our current Travel Policy permits a spouse to accompany a director on authorized business trips. The transportation and other related expenses associated with the spouse's travel are reimbursed by the FHLB, subject to certain limitations, and reported as a taxable fringe benefit. During 2015, there were 13 directors that received reimbursement for spousal travel expenses. These expenses did not individually or collectively exceed $10,000 for any director and are therefore excluded from the Directors Compensation Table below.

The following table sets forth the fees earned by each director for the year ended December 31, 2015.

2015 Directors Compensation Table

Name	Fees Earned or Paid in Cash	Total
J. Lynn Anderson	$96,000	$96,000
Grady P. Appleton	82,000	82,000
Greg W. Caudill	79,625	79,625
James R. DeRoberts	82,000	82,000
Mark N. DuHamel	87,000	87,000
Leslie D. Dunn	96,000	96,000
James A. England	82,000	82,000
Charles J. Koch	79,500	79,500
Michael R. Melvin	79,500	79,500
Thomas L. Moore	79,500	79,500
Donald J. Mullineaux, Chair	105,000	105,000
Alvin J. Nance	72,500	72,500
Charles J. Ruma	93,500	93,500
David E. Sartore	89,000	89,000
William J. Small, Vice Chair	95,000	95,000
William S. Stuard, Jr.	79,500	79,500
Nancy E. Uridil	79,500	79,500
Total	$1,457,125	$1,457,125

The following table summarizes the total number of board meetings and meetings of its designated committees held in 2014 and 2015.

	Number of Meetings Held
Meeting Type	2014	2015
Board Meeting	9	9
Audit Committee	11	11
Finance and Risk Management Committee	7	7
Governance	7	6
Housing and Community Development Committee	5	5
Personnel and Compensation Committee	8	6
Executive Committee	1	1

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Personnel and Compensation Committee of the Board of Directors is charged with responsibility for the FHLB's compensation policies and programs. None of the 2015 or 2016 Personnel and Compensation Committee members are or previously were officers or employees of the FHLB. Additionally, none of the FHLB's executive officers served or serve on the board of directors or the compensation committee of any entity whose executive officers served on the FHLB's Personnel and Compensation Committee or Board of Directors. This Committee was and is composed of the following members:

2015 and 2016
Donald J. Mullineaux (Chair)
Grady P. Appleton
Leslie D. Dunn
Charles J. Koch
Michael R. Melvin
William J. Small (Vice Chair)

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We have one class of capital stock, Class B Stock, all of which is owned by our current and former member institutions. Individuals, including directors and officers of the FHLB, are not permitted to own our capital stock. Therefore, we have no equity compensation plans.

The following table lists institutions holding five percent or more of outstanding capital stock at February 29, 2016 and includes any known affiliates that are members of the FHLB:

(Dollars in thousands)
		Capital	Percent of Total	Number
Name	Address	Stock	Capital Stock	of Shares
JPMorgan Chase Bank, N.A.	1111 Polaris Parkway Columbus, OH 43240	$1,439,000	33%	14,390,000
U.S. Bank, N.A.	425 Walnut Street Cincinnati, OH 45202	475,393	11	4,753,927
Fifth Third Bank	38 Fountain Square Plaza Cincinnati, OH 45263	247,687	6	2,476,870

The following table lists capital stock outstanding as of February 29, 2016 held by member institutions that have an officer or director who serves as a director of the FHLB:

(Dollars in thousands)
		Capital	Percent of Total
Name	Address	Stock	Capital Stock
Nationwide (1)	One Nationwide Plaza Columbus, OH 43215	$123,102	2.8%
First Federal Bank of the Midwest	601 Clinton Street Defiance, OH 43512	13,792	0.3
F&M Bank	50 Franklin Street Clarksville, TN 37040	3,378	0.1
Perpetual Federal Savings Bank	120 North Main Street Urbana, OH 43078	2,794	0.1
First Federal Bank of Ohio	140 North Columbus Street Galion, OH 44833	1,902	0.0
Farmers National Bank	304 West Main Street Danville, KY 40422	1,722	0.0
Field & Main Bank	140 North Main Street Henderson, KY 42420	1,628	0.0
The Arlington Bank	2130 Tremont Center Upper Arlington, OH 43221	1,055	0.0
Miami Savings Bank	8008 Ferry Street Miamitown, OH 45041	722	0.0
Decatur County Bank	56 North Pleasant Street Decaturville, TN 38329	646	0.0
The Plateau Group (2)	2701 North Main Street Crossville, TN 38555	93	0.0

(1)	Includes Nationwide Bank, Nationwide Life Insurance Co., and Nationwide Mutual Insurance Co., which are FHLB members.

(2)	Includes two subsidiaries (Plateau Casualty Insurance Company and Plateau Insurance Company), which are FHLB members.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

DIRECTOR INDEPENDENCE

Because we are a cooperative, capital stock ownership is a prerequisite to transacting any business with us. Transactions with our stockholders are part of the ordinary course of - and are essential to the purpose of - our business.
Our capital stock is not permitted to be publicly traded and is not listed on any stock exchange. Therefore, we are not governed by stock exchange rules relating to director independence. If we were so governed, arguably none of our industry directors, who are elected by our members, would be deemed independent because all are directors and/or officers of members that do business with us. Messrs. Appleton, Koch, Mullineaux, Nance and Ruma and Mses. Dunn and Uridil, our seven non-industry directors, have no material transactions, relationships or arrangements with the FHLB other than in their capacity as directors. Therefore, our Board of Directors has determined that each of them is independent under the independence standards of the New York Stock Exchange.
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

As required by Finance Agency regulations, we have a written conflict of interest policy. This policy requires directors (1) to disclose to the Board of Directors any known personal financial interests that they, their immediate family members or their business associates have in any matter to be considered by the Board and in any other matter in which another person or entity does or proposes to do business with the FHLB and (2) to recuse themselves from considering or voting on any such matter. The scope of the Finance Agency's conflict of interest Regulation (available at www.fhfa.gov) and our conflict of interest policy (posted on our Web site at www.fhlbcin.com) is similar, although not identical, to the scope of the SEC's requirements governing transactions with related persons. In March 2007, our Board of Directors adopted a written related person transaction policy that is intended to close any gaps between Finance Agency and SEC requirements. The policy includes procedures for identifying, approving and reporting related person transactions as defined by the SEC. One of the tools that we used to monitor non-ordinary course transactions and other relationships with our directors and executive officers is an annual questionnaire that uses the New York Stock Exchange criteria for independence. Finally, our Insider Trading Policy provides that any request for redemption of excess stock (except for de minimis amounts) held by a Director's Financial Institution must be approved by the Board of Directors or by the Executive Committee of the Board.

We believe these policies are effective in bringing to the attention of management and the Board any non-ordinary course transactions that require Board review and approval and that all such transactions since January 1, 2015 have been so reviewed and approved.

Item 14.	Principal Accountant Fees and Services.

The following table sets forth the aggregate fees billed to the FHLB for the years ended December 31, 2015 and 2014 by its independent registered public accounting firm, PricewaterhouseCoopers LLP:

	For the Years Ended
(In thousands)	December 31,
	2015	2014
Audit fees	$695	$661
Audit-related fees	53	67
Tax fees	—	—
All other fees	20	—
Total fees	$768	$728

Audit fees were for professional services rendered for the audits of the FHLB's financial statements.

Audit-related fees were for assurance and related services primarily related to accounting consultations, control advisory services and fees related to participation in and presentations at conferences.

The FHLB is exempt from all federal, state and local income taxation. Therefore, no fees were paid for tax services during the years presented.

All other fees represent non-audit services related to an FHLBank System project on certain employee benefits during 2015. There were no other fees during 2014.

The Audit Committee approves the annual engagement letter for the FHLB's audit. The Audit Committee also establishes a fixed dollar limit for other recurring annual accounting related consultations, which include the FHLB's share of FHLBank System-related accounting issues. The status of these services is periodically reviewed by the Audit Committee throughout the year with any increase in these services requiring pre-approval. All other services provided by the independent accounting firm are specifically approved by the Audit Committee in advance of commitment.

The FHLB paid additional fees to PricewaterhouseCoopers LLP in the form of assessments paid to the Office of Finance. The FHLB is assessed its proportionate share of the costs of operating the Office of Finance, which includes the expenses associated with the annual audits of the combined financial statements of the FHLBanks. These assessments, which totaled $51,000 in 2015 and 2014 are not included in the table above.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	Financial Statements. The following financial statements of the Federal Home Loan Bank of Cincinnati, set forth in Item 8 above, are filed as a part of this registration statement.

Report of Independent Registered Public Accounting Firm
Statements of Condition as of December 31, 2015 and 2014
Statements of Income for the years ended December 31, 2015, 2014 and 2013
Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013
Statements of Capital for the years ended December 31, 2015, 2014 and 2013
Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013
Notes to Financial Statements

(b)	Exhibits.

See Index of Exhibits

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 17th day of March 2016.

FEDERAL HOME LOAN BANK OF CINCINNATI
(Registrant)

By:	/s/ Andrew S. Howell
Andrew S. Howell
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of the 17th day of March 2016.

Signatures	Title

/s/ Andrew S. Howell	President and Chief Executive Officer
Andrew S. Howell	(principal executive officer)

/s/ Donald R. Able	Executive Vice President-Chief Operating Officer and Chief Financial Officer
Donald R. Able	(principal financial officer)

/s/ J. Christopher Bates	Senior Vice President-Chief Accounting Officer
J. Christopher Bates	(principal accounting officer)

/s/ J. Lynn Anderson*	Director
J. Lynn Anderson

/s/ Grady P. Appleton*	Director
Grady P. Appleton

/s/ Greg W. Caudill*	Director
Greg W. Caudill

/s/ James R. DeRoberts*	Director
James R. DeRoberts

/s/ Leslie D. Dunn*	Director
Leslie D. Dunn

/s/ James A. England*	Director
James A. England

/s/ Charles J. Koch*	Director
Charles J. Koch

/s/ Robert T. Lameier*	Director
Robert T. Lameier

/s/ Michael R. Melvin*	Director
Michael R. Melvin

/s/ Thomas L. Moore*	Director
Thomas L. Moore

/s/ Donald J. Mullineaux*	Director (Chair)
Donald J. Mullineaux

/s/ Alvin J. Nance*	Director
Alvin J. Nance

/s/ Charles J. Ruma*	Director
Charles J. Ruma

/s/ David E. Sartore*	Director
David E. Sartore

/s/ William J. Small*	Director (Vice Chair)
William J. Small

/s/ William S. Stuard, Jr.*	Director
William S. Stuard, Jr.

/s/ Nancy E. Uridil*	Director
Nancy E. Uridil

* Pursuant to Power of Attorney

/s/ Andrew S. Howell
Andrew S. Howell
Attorney-in-fact

INDEX OF EXHIBITS

Exhibit Number (1)	Description of exhibit	Document filed or furnished, as indicated below

3.1	Organization Certificate	Form 10, filed December 5, 2005

3.2	Bylaws, as amended through January 21, 2016	Filed Herewith

4	Capital Plan, as of April 17, 2015	Form 10-Q, filed May 7, 2015

10.1.A	Form of Blanket Agreement for Advances and Security Agreement, as in effect for signatories prior to November 21, 2005	Form 10, filed December 5, 2005

10.1.B	Form of Blanket Security Agreement, for new signatories on and after November 21, 2005	Form 10, filed December 5, 2005

10.2	Form of Mortgage Purchase Program Master Selling and Servicing Master Agreement	Form 10, filed December 5, 2005

10.3	Federal Home Loan Banks P&I Funding and Contingency Plan Agreement, entered into as of July 20, 2006, by and among the Office of Finance and each of the Federal Home Loan Banks	Form 8-K, filed June 28, 2006

10.4	Joint Capital Enhancement Agreement, as amended on August 5, 2011, by and among each of the Federal Home Loan Banks	Form 8-K, filed August 5, 2011

10.5 (2)	Incentive Compensation Plan	Form 10-Q, filed August 9, 2012

10.6 (2)	Transitional Executive Long-Term Incentive Plan	Form 10-Q, filed August 9, 2012

10.7 (2)	Federal Home Loan Bank of Cincinnati Benefit Equalization Plan (December 2008 Restatement)	Form 10-K, filed March 18, 2010

10.8 (2)	First Amendment to the Federal Home Loan Bank of Cincinnati Benefit Equalization Plan (December 2008 Restatement)	Form 10-K, filed March 18, 2010

10.9 (2)	Form of indemnification agreement effective as of July 29, 2009 between the Federal Home Loan Bank and each of its directors and executive officers	Form 8-K, filed July 30, 2009

12	Statements of Computation of Ratio of Earnings to Fixed Charges	Filed Herewith

24	Powers of Attorney	Filed Herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	Filed Herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	Filed Herewith

32	Section 1350 Certifications	Furnished Herewith

Exhibit Number (1)	Description of exhibit	Document filed or furnished, as indicated below

99.1	Audit Committee Letter	Furnished Herewith

99.2	Audit Committee Charter	Furnished Herewith

101.INS	XBRL Instance Document	Filed Herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed Herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed Herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed Herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed Herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed Herewith

(1)	Numbers coincide with Item 601 of Regulation S-K.

(2)	Indicates management compensation plan or arrangement.