Form 10-Q
period 2016-03-31
Federal Home Loan Bank of Cincinnati
filed 2016-05-05
CIK 1326771

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
☐ Yes   ☒ No

As of April 30, 2016, the registrant had 43,319,725 shares of capital stock outstanding, which included stock classified as mandatorily redeemable. The capital stock of the registrant is not listed on any securities exchange or quoted on any automated quotation system, only may be owned by members and former members and is transferable only at its par value of $100 per share.

Page 1 of	69

PART I – FINANCIAL INFORMATION
Item 1.     Financial Statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CONDITION
(In thousands, except par value)
(Unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Cash and due from banks	$7,507	$10,136
Interest-bearing deposits	185	99
Securities purchased under agreements to resell	4,194,934	10,531,979
Federal funds sold	6,310,000	10,845,000
Investment securities:
Trading securities	1,114	1,159
Available-for-sale securities	800,225	700,081
Held-to-maturity securities (includes $0 and $0 pledged as collateral at March 31, 2016 and December 31, 2015, respectively, that may be repledged) (a)	15,398,466	15,278,206
Total investment securities	16,199,805	15,979,446
Advances (includes $15,227 and $15,057 at fair value under fair value option at March 31, 2016 and December 31, 2015, respectively)	68,719,728	73,292,172
Mortgage loans held for portfolio:
Mortgage loans held for portfolio	8,264,478	7,981,293
Less: allowance for credit losses on mortgage loans	1,483	1,686
Mortgage loans held for portfolio, net	8,262,995	7,979,607
Accrued interest receivable	104,316	94,855
Premises, software, and equipment, net	10,248	10,436
Derivative assets	69,966	26,996
Other assets	8,686	13,013
TOTAL ASSETS	$103,888,370	$118,783,739
LIABILITIES
Deposits	$670,114	$804,342
Consolidated Obligations, net:
Discount Notes	53,671,550	77,199,208
Bonds (includes $5,048,740 and $2,214,590 at fair value under fair value option at March 31, 2016 and December 31, 2015, respectively)	43,956,738	35,091,722
Total Consolidated Obligations, net	97,628,288	112,290,930
Mandatorily redeemable capital stock	102,851	37,895
Accrued interest payable	122,021	118,823
Affordable Housing Program payable	106,040	107,352
Derivative liabilities	32,027	31,087
Other liabilities	259,844	212,254
Total liabilities	98,921,185	113,602,683
Commitments and contingencies
CAPITAL
Capital stock Class B putable ($100 par value); issued and outstanding shares: 42,104 shares at March 31, 2016 and 44,288 shares at December 31, 2015	4,210,405	4,428,756
Retained earnings:
Unrestricted	550,334	556,139
Restricted	219,107	209,438
Total retained earnings	769,441	765,577
Accumulated other comprehensive loss	(12,661)	(13,277)
Total capital	4,967,185	5,181,056
TOTAL LIABILITIES AND CAPITAL	$103,888,370	$118,783,739

(a)	Fair values: $15,573,477 and $15,229,965 at March 31, 2016 and December 31, 2015, respectively.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
INTEREST INCOME:
Advances	$133,520	$84,797
Prepayment fees on Advances, net	2,244	1,030
Interest-bearing deposits	79	21
Securities purchased under agreements to resell	1,922	469
Federal funds sold	11,170	1,865
Investment securities:
Trading securities	5	6
Available-for-sale securities	1,011	487
Held-to-maturity securities	84,557	80,435
Total investment securities	85,573	80,928
Mortgage loans held for portfolio	58,815	56,199
Total interest income	293,323	225,309
INTEREST EXPENSE:
Consolidated Obligations:
Discount Notes	54,880	9,940
Bonds	157,324	137,283
Total Consolidated Obligations	212,204	147,223
Deposits	280	93
Mandatorily redeemable capital stock	1,063	632
Total interest expense	213,547	147,948
NET INTEREST INCOME	79,776	77,361
NON-INTEREST (LOSS) INCOME:
Net losses on trading securities	—	(5)
Net losses on financial instruments held under fair value option	(13,657)	(1,169)
Net gains on derivatives and hedging activities	5,645	5,302
Standby Letters of Credit fees	3,144	3,043
Other, net	680	961
Total non-interest (loss) income	(4,188)	8,132
NON-INTEREST EXPENSE:
Compensation and benefits	10,568	10,107
Other operating expenses	5,909	4,709
Finance Agency	1,535	1,676
Office of Finance	1,195	926
Other	2,544	285
Total non-interest expense	21,751	17,703
INCOME BEFORE ASSESSMENTS	53,837	67,790
Affordable Housing Program assessments	5,490	6,842
NET INCOME	$48,347	$60,948

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net income	$48,347	$60,948
Other comprehensive income adjustments:
Net unrealized gains (losses) on available-for-sale securities	144	(8)
Pension and postretirement benefits	472	617
Total other comprehensive income adjustments	616	609
Comprehensive income	$48,963	$61,557

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CAPITAL
(In thousands)
(Unaudited)

	Capital Stock Class B - Putable		Retained Earnings			Accumulated Other Comprehensive	Total
	Shares	Par Value	Unrestricted	Restricted	Total	Loss	Capital
BALANCE, DECEMBER 31, 2014	42,665	$4,266,543	$529,367	$159,694	$689,061	$(16,596)	$4,939,008
Proceeds from sale of capital stock	411	41,100					41,100
Net shares reclassified to mandatorily redeemable capital stock	(52)	(5,227)					(5,227)
Comprehensive income			48,758	12,190	60,948	609	61,557
Cash dividends on capital stock			(42,922)		(42,922)		(42,922)
BALANCE, MARCH 31, 2015	43,024	$4,302,416	$535,203	$171,884	$707,087	$(15,987)	$4,993,516

BALANCE, DECEMBER 31, 2015	44,288	$4,428,756	$556,139	$209,438	$765,577	$(13,277)	$5,181,056
Proceeds from sale of capital stock	104	10,400					10,400
Net shares reclassified to mandatorily redeemable capital stock	(2,288)	(228,751)					(228,751)
Comprehensive income			38,678	9,669	48,347	616	48,963
Cash dividends on capital stock			(44,483)		(44,483)		(44,483)
BALANCE, MARCH 31, 2016	42,104	$4,210,405	$550,334	$219,107	$769,441	$(12,661)	$4,967,185

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
OPERATING ACTIVITIES:
Net income	$48,347	$60,948
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,795	8,146
Net change in derivative and hedging activities	(14,795)	(9,100)
Net change in fair value adjustments on trading securities	—	5
Net change in fair value adjustments on financial instruments held under fair value option	13,657	1,169
Other adjustments	(1)	—
Net change in:
Accrued interest receivable	(9,466)	(241)
Other assets	4,327	4,414
Accrued interest payable	7,183	(693)
Other liabilities	(2,366)	4,946
Total adjustments	23,334	8,646
Net cash provided by operating activities	71,681	69,594

INVESTING ACTIVITIES:
Net change in:
Interest-bearing deposits	(67,961)	(9,027)
Securities purchased under agreements to resell	6,337,045	(607,000)
Federal funds sold	4,535,000	895,000
Premises, software, and equipment	(526)	(206)
Trading securities:
Proceeds from maturities of long-term	44	34
Available-for-sale securities:
Net (increase) decrease in short-term	(100,000)	800,000
Held-to-maturity securities:
Net decrease (increase) in short-term	1,708	(5,642)
Proceeds from maturities of long-term	591,605	543,927
Purchases of long-term	(666,531)	(283,570)
Advances:
Proceeds	266,907,192	231,457,294
Made	(262,292,242)	(227,773,585)
Mortgage loans held for portfolio:
Principal collected	256,977	345,085
Purchases	(552,351)	(628,067)
Net cash provided by investing activities	14,949,960	4,734,243

The accompanying notes are an integral part of these financial statements.

(continued from previous page)
FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	Three Months Ended March 31,
	2016	2015
FINANCING ACTIVITIES:
Net (decrease) increase in deposits and pass-through reserves	$(133,596)	$111,586
Net payments on derivative contracts with financing elements	(4,029)	(7,567)
Net proceeds from issuance of Consolidated Obligations:
Discount Notes	90,885,753	57,318,356
Bonds	14,864,968	2,855,959
Payments for maturing and retiring Consolidated Obligations:
Discount Notes	(114,421,545)	(52,925,621)
Bonds	(6,017,943)	(15,141,597)
Proceeds from issuance of capital stock	10,400	41,100
Payments for repurchase/redemption of mandatorily redeemable capital stock	(163,795)	(6,630)
Cash dividends paid	(44,483)	(42,922)
Net cash used in financing activities	(15,024,270)	(7,797,336)
Net decrease in cash and cash equivalents	(2,629)	(2,993,499)
Cash and cash equivalents at beginning of the period	10,136	3,109,970
Cash and cash equivalents at end of the period	$7,507	$116,471
Supplemental Disclosures:
Interest paid	$206,515	$158,511
Affordable Housing Program payments, net	$6,802	$2,972

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

Note 1 - Basis of Presentation

The accompanying interim financial statements of the FHLB have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of financial statements in accordance with GAAP requires management to make assumptions and estimates. These assumptions and estimates affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. Actual results could differ from these estimates. The interim financial statements presented are unaudited, but they include all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations, and cash flows for such periods. These financial statements do not include all disclosures associated with annual financial statements and accordingly should be read in conjunction with the audited financial statements and notes included in the FHLB's Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission (SEC). Results for the three months ended March 31, 2016 are not necessarily indicative of operating results for the full year.

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

The net exposure for these financial instruments can change on a daily basis; therefore, there may be a delay between the time this exposure change is identified and additional collateral is requested, and the time this collateral is received or pledged. Likewise, there may be a delay for excess collateral to be returned. For derivative instruments that meet the requirements for netting, any excess cash collateral received or pledged is recognized as a derivative liability or derivative asset. Additional information regarding these agreements is provided in Note 10. Based on the fair value of the related collateral held, the securities purchased under agreements to resell were fully collateralized for the periods presented. For more information about the FHLB's investments in securities purchased under agreements to resell, see “Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies” in the FHLB's 2015 Annual Report on Form 10-K.

The FHLB has evaluated subsequent events for potential recognition or disclosure through the issuance of these financial statements and believes there have been no material subsequent events requiring additional disclosure or recognition in these financial statements.

Note 2 - Recently Issued Accounting Standards and Interpretations

Contingent Put and Call Options in Debt Instruments. On March 14, 2016, the Financial Accounting Standards Board (FASB) issued amendments to clarify the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. The guidance requires entities to apply only the four-step decision sequence when assessing whether the economic characteristics and risks of call (put) options are clearly and closely related to the economic characteristics and risks of their debt hosts. Consequently, when a call (put) option is contingently exercisable, an entity does not have to assess whether the event that triggers the ability to exercise a call (put) option is related to interest rates or credit risks. This guidance becomes effective for the FHLB for the interim and annual periods beginning after December 15, 2016, and early adoption is permitted. The guidance should be applied on a modified retrospective basis to existing debt instruments as of the beginning of the period for which the amendments are effective. The FHLB is in the process of evaluating this guidance, and its effect on the FHLB's financial condition, results of operations, and cash flows has not yet been determined.

Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships. On March 10, 2016, the FASB issued amendments to clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under GAAP does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. This guidance becomes effective for the FHLB for the interim and annual periods beginning after December 15, 2016, and early adoption is permitted. The amendments provide entities with the option to apply the guidance using either a prospective approach or a modified retrospective approach, retrospectively applied to all derivative instruments that meet the specific conditions. The FHLB elected to early adopt the guidance prospectively on January 1, 2016. The adoption of this guidance had no effect on the FHLB's financial condition, results of operations, and cash flows.
Leases. On February 25, 2016, the FASB issued guidance which requires recognition of lease assets and lease liabilities on the Statement of Condition and disclosure of key information about leasing arrangements. In particular, this guidance requires a lessee, of operating or finance leases, to recognize on the Statement of Condition a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. However, for leases with a term of 12 month or less, a lessee is permitted to make an accounting policy election not to recognize lease assets and lease liabilities. The guidance becomes effective for the FHLB for the interim and annual periods beginning after December 15, 2018, and early application is permitted. The guidance requires lessors and lessees to recognize and measure leases at the beginning of the earliest period presented in the financial statements using a modified retrospective approach. The FHLB is in the process of evaluating this guidance, and its effect on the FHLB's financial condition, results of operations, and cash flows has not yet been determined.

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

Simplifying the Presentation of Debt Issuance Costs. On April 7, 2015, the FASB issued guidance to simplify the presentation of debt issuance costs. This guidance requires that debt issuance costs related to a recognized debt liability be presented in the Statement of Condition as a direct deduction from the carrying amount of the liability, consistent with the presentation of debt discounts. This guidance became effective for the FHLB for the interim and annual periods beginning on January 1, 2016. As a result of adopting this guidance, unamortized concessions (in thousands) of $13,042 included in other assets at December 31, 2015 were reclassified as a reduction in the balance of the corresponding Consolidated Obligations. The reclassification resulted in a decrease (in thousands) of $13,042 in Consolidated Bonds at December 31, 2015. Accordingly, the FHLB's total assets and total liabilities each decreased by (in thousands) $13,042 at December 31, 2015. The adoption of this guidance had no effect on the FHLB's results of operations and cash flows.

Note 3 - Trading Securities

Table 3.1 - Trading Securities by Major Security Types (in thousands)

Fair Value	March 31, 2016	December 31, 2015
Mortgage-backed securities:
Other U.S. obligation single-family mortgage-backed securities	$1,114	$1,159
Total	$1,114	$1,159

Table 3.2 - Net Losses on Trading Securities (in thousands)

	Three Months Ended March 31,
	2016	2015
Net losses on trading securities held at period end	$—	$(5)
Net losses on trading securities	$—	$(5)

Note 4 - Available-for-Sale Securities

Table 4.1 - Available-for-Sale Securities by Major Security Types (in thousands)

	March 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$800,000	$225	$—	$800,225
Total	$800,000	$225	$—	$800,225

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$700,000	$81	$—	$700,081
Total	$700,000	$81	$—	$700,081

Table 4.2 - Available-for-Sale Securities by Contractual Maturity (in thousands)

	March 31, 2016		December 31, 2015
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$800,000	$800,225	$700,000	$700,081

Table 4.3 - Interest Rate Payment Terms of Available-for-Sale Securities (in thousands)

	March 31, 2016	December 31, 2015
Amortized cost of available-for-sale securities:
Fixed-rate	$800,000	$700,000

Realized Gains and Losses. The FHLB had no sales of securities out of its available-for-sale portfolio for the three months ended March 31, 2016 or 2015.

Note 5 - Held-to-Maturity Securities

Table 5.1 - Held-to-Maturity Securities by Major Security Types (in thousands)

	March 31, 2016
	Amortized Cost (1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
Non-mortgage-backed securities:
Government-sponsored enterprises (GSE)	$30,975	$14	$—	$30,989
Total non-mortgage-backed securities	30,975	14	—	30,989
Mortgage-backed securities:
Other U.S. obligation single-family mortgage-backed securities	3,750,675	46,515	(633)	3,796,557
GSE single-family mortgage-backed securities	10,441,148	166,359	(38,104)	10,569,403
GSE multi-family mortgage-backed securities	1,175,668	860	—	1,176,528
Total mortgage-backed securities	15,367,491	213,734	(38,737)	15,542,488
Total	$15,398,466	$213,748	$(38,737)	$15,573,477

	December 31, 2015
	Amortized Cost (1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
Non-mortgage-backed securities:
GSE	$32,683	$—	$—	$32,683
Total non-mortgage-backed securities	32,683	—	—	32,683
Mortgage-backed securities:
Other U.S. obligation single-family mortgage-backed securities	3,894,432	3,629	(25,292)	3,872,769
GSE single-family mortgage-backed securities	10,891,089	122,044	(148,589)	10,864,544
GSE multi-family mortgage-backed securities	460,002	—	(33)	459,969
Total mortgage-backed securities	15,245,523	125,673	(173,914)	15,197,282
Total	$15,278,206	$125,673	$(173,914)	$15,229,965

(1)	Carrying value equals amortized cost.

Table 5.2 - Net Purchased Premiums Included in the Amortized Cost of Mortgage-backed Securities Classified as Held-to-Maturity (in thousands)

	March 31, 2016	December 31, 2015
Premiums	$78,755	$84,450
Discounts	(36,846)	(40,667)
Net purchased premiums	$41,909	$43,783

Table 5.3 summarizes the held-to-maturity securities with unrealized losses, which are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

Table 5.3 - Held-to-Maturity Securities in a Continuous Unrealized Loss Position (in thousands)

	March 31, 2016
	Less than 12 Months		12 Months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Mortgage-backed securities:
Other U.S. obligation single-family mortgage-backed securities	$647,125	$(633)	$—	$—	$647,125	$(633)
GSE single-family mortgage-backed securities	414,496	(669)	2,986,674	(37,435)	3,401,170	(38,104)
Total	$1,061,621	$(1,302)	$2,986,674	$(37,435)	$4,048,295	$(38,737)

	December 31, 2015
	Less than 12 Months		12 Months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Mortgage-backed securities:
Other U.S. obligation single-family mortgage-backed securities	$2,574,649	$(25,292)	$—	$—	$2,574,649	$(25,292)
GSE single-family mortgage-backed securities	4,332,237	(74,068)	2,065,926	(74,521)	6,398,163	(148,589)
GSE multi-family mortgage-backed securities	459,969	(33)	—	—	459,969	(33)
Total	$7,366,855	$(99,393)	$2,065,926	$(74,521)	$9,432,781	$(173,914)

Table 5.4 - Held-to-Maturity Securities by Contractual Maturity (in thousands)

	March 31, 2016		December 31, 2015
Year of Maturity	Amortized Cost (1)	Fair Value	Amortized Cost (1)	Fair Value
Non-mortgage-backed securities:
Due in 1 year or less	$30,975	$30,989	$32,683	$32,683
Due after 1 year through 5 years	—	—	—	—
Due after 5 years through 10 years	—	—	—	—
Due after 10 years	—	—	—	—
Total non-mortgage-backed securities	30,975	30,989	32,683	32,683
Mortgage-backed securities (2)	15,367,491	15,542,488	15,245,523	15,197,282
Total	$15,398,466	$15,573,477	$15,278,206	$15,229,965

(1)	Carrying value equals amortized cost.

(2)
Mortgage-backed securities are not presented by contractual maturity because their expected maturities will likely differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 5.5 - Interest Rate Payment Terms of Held-to-Maturity Securities (in thousands)

	March 31, 2016	December 31, 2015
Amortized cost of non-mortgage-backed securities:
Fixed-rate	$30,975	$32,683
Total amortized cost of non-mortgage-backed securities	30,975	32,683
Amortized cost of mortgage-backed securities:
Fixed-rate	12,168,046	12,664,603
Variable-rate	3,199,445	2,580,920
Total amortized cost of mortgage-backed securities	15,367,491	15,245,523
Total	$15,398,466	$15,278,206

Realized Gains and Losses. From time to time the FHLB may sell securities out of its held-to-maturity portfolio. These securities, generally, have less than 15 percent of the acquired principal outstanding at the time of the sale. These sales are considered maturities for the purposes of security classification. For the three months ended March 31, 2016 and 2015, the FHLB did not sell any held-to-maturity securities.

Note 6 - Other-Than-Temporary Impairment Analysis

The FHLB evaluates any of its individual available-for-sale and held-to-maturity investment securities holdings in an unrealized loss position for other-than-temporary impairment on a quarterly basis.

For its Other U.S. obligations and GSE investments (mortgage-backed securities and non-mortgage-backed securities), the FHLB has determined that the strength of the issuers' guarantees through direct obligations or support from the U.S. government is sufficient to protect the FHLB from losses based on current expectations. As a result, the FHLB determined that, as of March 31, 2016, all of the gross unrealized losses on these investments were temporary as the declines in market value of these securities were not attributable to credit quality. Furthermore, the FHLB does not intend to sell the investments, and it is not more likely than not that the FHLB will be required to sell the investments before recovery of their amortized cost bases. As a result, the FHLB did not consider any of these investments to be other-than-temporarily impaired at March 31, 2016.

The FHLB did not consider any of its investments to be other-than-temporarily impaired at December 31, 2015.

Note 7 - Advances

The FHLB offers a wide range of fixed- and variable-rate Advance products with different maturities, interest rates, payment characteristics and optionality. The following table presents Advance redemptions by contractual maturity, including index-amortizing Advances, which are presented according to their predetermined amortization schedules.

Table 7.1 - Advance Redemption Terms (dollars in thousands)

	March 31, 2016		December 31, 2015
Redemption Term	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$24,274,858	0.75%	$27,177,311	0.57%
Due after 1 year through 2 years	10,905,001	0.90	12,360,345	0.79
Due after 2 years through 3 years	16,234,826	0.84	15,839,007	0.77
Due after 3 years through 4 years	10,822,726	0.88	11,107,509	0.78
Due after 4 years through 5 years	1,596,994	1.51	3,391,892	1.06
Thereafter	4,792,915	1.61	3,366,205	1.69
Total par value	68,627,320	0.89	73,242,269	0.75
Commitment fees	(588)		(629)
Discount on Affordable Housing Program (AHP) Advances	(8,906)		(9,396)
Premiums	2,664		2,744
Discounts	(7,750)		(8,386)
Hedging adjustments	106,761		65,513
Fair value option valuation adjustments and accrued interest	227		57
Total	$68,719,728		$73,292,172

The FHLB offers certain fixed and variable-rate Advances to members that may be prepaid on specified dates (call dates) without incurring prepayment or termination fees (callable Advances). If the call option is exercised, replacement funding may be available. At March 31, 2016 and December 31, 2015, the FHLB had callable Advances (in thousands) of $14,731,435 and $14,095,712. Other Advances may only be prepaid subject to a prepayment fee paid to the FHLB that makes the FHLB financially indifferent to the prepayment of the Advance.

Table 7.2 - Advances by Year of Contractual Maturity or Next Call Date (in thousands)

Year of Contractual Maturity or Next Call Date	March 31, 2016	December 31, 2015
Due in 1 year or less	$29,271,682	$33,384,838
Due after 1 year through 2 years	11,221,646	11,289,035
Due after 2 years through 3 years	14,271,873	13,959,002
Due after 3 years through 4 years	10,065,005	10,356,770
Due after 4 years through 5 years	2,361,199	2,747,419
Thereafter	1,435,915	1,505,205
Total par value	$68,627,320	$73,242,269

The FHLB also offers putable Advances. With a putable Advance, the FHLB effectively purchases put options from the member that allows the FHLB to terminate the Advance at predetermined dates. The FHLB normally would exercise its put option when interest rates increase relative to contractual rates. At March 31, 2016 and December 31, 2015, the FHLB had putable Advances, excluding those where the related put options have expired, totaling (in thousands) $1,033,900 and $1,046,400.

Table 7.3 - Advances by Year of Contractual Maturity or Next Put Date for Putable Advances (in thousands)

Year of Contractual Maturity or Next Put Date	March 31, 2016	December 31, 2015
Due in 1 year or less	$25,011,258	$28,111,211
Due after 1 year through 2 years	10,529,101	11,895,945
Due after 2 years through 3 years	16,044,326	15,549,007
Due after 3 years through 4 years	10,822,726	11,098,009
Due after 4 years through 5 years	1,596,994	3,391,892
Thereafter	4,622,915	3,196,205
Total par value	$68,627,320	$73,242,269

Table 7.4 - Advances by Interest Rate Payment Terms (in thousands)

	March 31, 2016	December 31, 2015
Total fixed-rate (1)	$21,046,285	$25,312,958
Total variable-rate (1)	47,581,035	47,929,311
Total par value	$68,627,320	$73,242,269

(1)	Payment terms based on current interest rate terms, which reflect any option exercises or rate conversions that have occurred subsequent to the related Advance issuance.

Table 7.5 - Borrowers Holding Five Percent or more of Total Advances, Including Any Known Affiliates that are Members of the FHLB (dollars in millions)

March 31, 2016			December 31, 2015
	Principal	% of Total Par Value of Advances		Principal	% of Total Par Value of Advances
JPMorgan Chase Bank, N.A.	$33,300	49%	JPMorgan Chase Bank, N.A.	$35,350	48%
U.S. Bank, N.A.	10,743	16	U.S. Bank, N.A.	10,086	14
Total	$44,043	65%	Total	$45,436	62%

Note 8 - Mortgage Loans Held for Portfolio

Table 8.1 - Mortgage Loans Held for Portfolio (in thousands)

	March 31, 2016	December 31, 2015
Unpaid principal balance:
Fixed rate medium-term single-family mortgage loans (1)	$1,436,944	$1,478,780
Fixed rate long-term single-family mortgage loans	6,601,355	6,278,904
Total unpaid principal balance	8,038,299	7,757,684
Premiums	205,104	205,600
Discounts	(1,781)	(1,989)
Hedging basis adjustments (2)	22,856	19,998
Total mortgage loans held for portfolio	$8,264,478	$7,981,293

(1)	Medium-term is defined as a term of 15 years or less.

(2)
Represents the unamortized balance of the mortgage purchase commitments' market values at the time of settlement. The market value of the commitment is included in the basis of the mortgage loan and amortized accordingly.

Table 8.2 - Mortgage Loans Held for Portfolio by Collateral/Guarantee Type (in thousands)

	March 31, 2016	December 31, 2015
Unpaid principal balance:
Conventional mortgage loans	$7,579,389	$7,277,584
Federal Housing Administration (FHA) mortgage loans	458,910	480,100
Total unpaid principal balance	$8,038,299	$7,757,684

For information related to the FHLB's credit risk on mortgage loans and allowance for credit losses, see Note 9.

Table 8.3 - Members, Including Any Known Affiliates that are Members of the FHLB, and Former Members Selling Five Percent or more of Total Unpaid Principal (dollars in millions)

	March 31, 2016			December 31, 2015
	Principal	% of Total		Principal	% of Total
Union Savings Bank	$2,416	30%	Union Savings Bank	$2,242	29%
PNC Bank, N.A. (1)	799	10	PNC Bank, N.A. (1)	839	11
Guardian Savings Bank FSB	709	9	Guardian Savings Bank FSB	633	8

(1)	Former member.

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

Using a risk-based approach, the FHLB considers the payment status, collateralization levels, and borrower's financial condition to be indicators of credit quality for its credit products. At March 31, 2016 and December 31, 2015, the FHLB had rights to collateral on a member-by-member basis with an estimated value in excess of its outstanding extensions of credit.

The FHLB evaluates and makes changes to its collateral guidelines, as necessary, based on current market conditions. At March 31, 2016 and December 31, 2015, the FHLB did not have any Advances that were past due, in non-accrual status or impaired. In addition, there were no troubled debt restructurings related to credit products of the FHLB during three months ended March 31, 2016 or 2015.

The FHLB has not experienced any credit losses on Advances since it was founded in 1932. Based upon the collateral held as security, its credit extension and collateral policies and the repayment history on credit products, the FHLB did not record any credit losses on credit products as of March 31, 2016 or December 31, 2015. Accordingly, the FHLB did not record any allowance for credit losses on Advances.

At March 31, 2016 and December 31, 2015, the FHLB did not record any liability to reflect an allowance for credit losses for off-balance sheet credit exposures. See Note 19 for additional information on the FHLB's off-balance sheet credit exposure.

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

Table 9.1 - Rollforward of Allowance for Credit Losses on Conventional Mortgage Loans (in thousands)

	Three Months Ended March 31,
	2016	2015
Balance, beginning of period	$1,686	$4,919
Net charge offs	(203)	(2,757)
Balance, end of period	$1,483	$2,162

Table 9.2 - Allowance for Credit Losses and Recorded Investment on Conventional Mortgage Loans by Impairment Methodology (in thousands)

	March 31, 2016	December 31, 2015
Allowance for credit losses, end of period:
Collectively evaluated for impairment	$1,483	$1,686
Individually evaluated for impairment	—	—
Total allowance for credit losses	$1,483	$1,686
Recorded investment, end of period:
Collectively evaluated for impairment	$7,815,601	$7,510,089
Individually evaluated for impairment	9,733	9,385
Total recorded investment	$7,825,334	$7,519,474

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

Table 9.3 - Changes in the LRA (in thousands)

Three Months Ended
March 31, 2016
LRA at beginning of year	$158,010
Additions	6,939
Claims	(293)
Scheduled distributions	(709)
LRA at end of period	$163,947

Credit Quality Indicators. Key credit quality indicators for mortgage loans include the migration of past due loans, non-accrual loans, and loans in process of foreclosure. The table below summarizes the FHLB's key credit quality indicators for mortgage loans.

Table 9.4 - Recorded Investment in Delinquent Mortgage Loans (dollars in thousands)

	March 31, 2016
	Conventional MPP Loans	FHA Loans	Total
Past due 30-59 days delinquent	$40,439	$27,524	$67,963
Past due 60-89 days delinquent	7,927	8,833	16,760
Past due 90 days or more delinquent	29,336	15,339	44,675
Total past due	77,702	51,696	129,398
Total current mortgage loans	7,747,632	414,963	8,162,595
Total mortgage loans	$7,825,334	$466,659	$8,291,993
Other delinquency statistics:
In process of foreclosure, included above (1)	$22,380	$6,833	$29,213
Serious delinquency rate (2)	0.39%	3.35%	0.56%
Past due 90 days or more still accruing interest (3)	$24,021	$15,339	$39,360
Loans on non-accrual status, included above	$6,632	$—	$6,632

	December 31, 2015
	Conventional MPP Loans	FHA Loans	Total
Past due 30-59 days delinquent	$42,606	$31,846	$74,452
Past due 60-89 days delinquent	10,125	9,887	20,012
Past due 90 days or more delinquent	30,575	17,426	48,001
Total past due	83,306	59,159	142,465
Total current mortgage loans	7,436,168	429,551	7,865,719
Total mortgage loans	$7,519,474	$488,710	$8,008,184
Other delinquency statistics:
In process of foreclosure, included above (1)	$23,171	$7,043	$30,214
Serious delinquency rate (2)	0.42%	3.63%	0.62%
Past due 90 days or more still accruing interest (3)	$25,016	$17,426	$42,442
Loans on non-accrual status, included above	$6,753	$—	$6,753

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

The FHLB did not have any real estate owned at March 31, 2016 or December 31, 2015.

Individually Evaluated Impaired Loans. Table 9.5 presents the recorded investment, unpaid principal balance, and related allowance associated with loans individually evaluated for investment.

Table 9.5 - Individually Evaluated Impaired Loan Statistics by Product Class Level (in thousands)

	March 31, 2016			December 31, 2015
Conventional MPP loans	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance	$9,733	$9,522	$—	$9,385	$9,187	$—
With an allowance	—	—	—	—	—	—
Total	$9,733	$9,522	$—	$9,385	$9,187	$—

Table 9.6 - Average Recorded Investment of Individually Evaluated Impaired Loans and Related Interest Income Recognized (in thousands)

	Three Months Ended March 31,
	2016		2015
Individually impaired loans	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Conventional MPP Loans	$9,471	$121	$8,491	$112

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

The FHLB's recorded investment in modified loans considered troubled debt restructurings was (in thousands) $9,733 and $9,385 at March 31, 2016 and December 31, 2015, respectively. The amount of troubled debt restructurings is not considered material to the FHLB's financial condition, results of operations, or cash flows.

Note 10 - Derivatives and Hedging Activities

Nature of Business Activity

The FHLB is exposed to interest rate risk primarily from the effect of interest rate changes on its interest-earning assets and on the interest-bearing liabilities that finance these assets. The goal of the FHLB's interest-rate risk management strategy is not to eliminate interest-rate risk, but to manage it within appropriate limits. To mitigate the risk of loss, the FHLB has established policies and procedures, which include guidelines on the amount of exposure to interest rate changes it is willing to accept. In addition, the FHLB monitors the risk to its interest income, net interest margin and average maturity of interest-earning assets and interest-bearing liabilities. See Note 11 - Derivatives and Hedging Activities in the FHLB's 2015 Annual Report on Form 10-K for additional information on the FHLB's derivative transactions.

The FHLB uses derivatives when they are considered to be the most cost-effective alternative to achieve the FHLB's financial and risk management objectives. The FHLB re-evaluates its hedging strategies from time to time and may change the hedging techniques it uses or adopt new strategies.

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

Table 10.1 - Fair Value of Derivative Instruments (in thousands)

	March 31, 2016
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as fair value hedging instruments:
Interest rate swaps	$5,677,856	$11,870	$112,678
Derivatives not designated as hedging instruments:
Interest rate swaps	5,577,610	4,737	2,181
Interest rate swaptions	523,000	530	—
Forward rate agreements	396,000	1,068	576
Mortgage delivery commitments	439,620	4,277	3
Total derivatives not designated as hedging instruments	6,936,230	10,612	2,760
Total derivatives before netting and collateral adjustments	$12,614,086	22,482	115,438
Netting adjustments and cash collateral (1)		47,484	(83,411)
Total derivative assets and total derivative liabilities		$69,966	$32,027

	December 31, 2015
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as fair value hedging instruments:
Interest rate swaps	$5,548,351	$12,205	$77,950
Derivatives not designated as hedging instruments:
Interest rate swaps	2,719,000	1,051	4,029
Interest rate swaptions	281,000	683	—
Forward rate agreements	462,000	1,680	69
Mortgage delivery commitments	449,856	342	1,650
Total derivatives not designated as hedging instruments	3,911,856	3,756	5,748
Total derivatives before netting and collateral adjustments	$9,460,207	15,961	83,698
Netting adjustments and cash collateral (1)		11,035	(52,611)
Total derivative assets and total derivative liabilities		$26,996	$31,087

(1)
Amounts represent the application of the netting requirements that allow the FHLB to settle positive and negative positions and also cash collateral and related accrued interest held or placed by the FHLB with the same clearing agent and/or counterparty. Cash collateral posted and related accrued interest was (in thousands) $134,567 and $66,685 at March 31, 2016 and December 31, 2015. Cash collateral received and related accrued interest was (in thousands) $3,671 and $3,039 at March 31, 2016 and December 31, 2015.

Table 10.2 presents the components of net gains on derivatives and hedging activities as presented in the Statements of Income.

Table 10.2 - Net Gains on Derivatives and Hedging Activities (in thousands)

	Three Months Ended March 31,
	2016	2015
Derivatives and hedged items in fair value hedging relationships:
Interest rate swaps	$(1,728)	$852
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	5,103	2,192
Interest rate swaptions	(814)	—
Forward rate agreements	(9,271)	(7,581)
Net interest settlements	1,789	1,989
Mortgage delivery commitments	10,566	7,850
Total net gains related to derivatives not designated as hedging instruments	7,373	4,450
Net gains on derivatives and hedging activities	$5,645	$5,302

Table 10.3 presents by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the FHLB's net interest income.

Table 10.3 - Effect of Fair Value Hedge-Related Derivative Instruments (in thousands)

	Three Months Ended March 31,
2016	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)
Hedged Item Type:
Advances	$(43,638)	$42,125	$(1,513)	$(17,287)
Consolidated Bonds	2,805	(3,020)	(215)	3,311
Total	$(40,833)	$39,105	$(1,728)	$(13,976)
2015
Hedged Item Type:
Advances	$(7,471)	$7,923	$452	$(20,616)
Consolidated Bonds	702	(302)	400	4,516
Total	$(6,769)	$7,621	$852	$(16,100)

(1)
The net effect of derivatives, in fair value hedge relationships, on net interest income is included in the interest income or interest expense line item of the respective hedged item type. These amounts include the effect of net interest settlements attributable to designated fair value hedges but do not include (in thousands) $(878) and $(911) of (amortization)/accretion related to fair value hedging activities for the three months ended March 31, 2016 and 2015.

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

Certain of the FHLB's uncleared derivative contracts contain provisions that require the FHLB to post additional collateral with its counterparties if there is deterioration in the FHLB's credit ratings. The aggregate fair value of all uncleared derivatives with credit-risk-related contingent features that were in a net liability position (before cash collateral and related accrued interest) at March 31, 2016 was (in thousands) $66,838, for which the FHLB had posted collateral with a fair value of (in thousands) $35,390 in the normal course of business.

If one of the FHLB's credit ratings had been lowered to the next lower rating that would have triggered additional collateral to be delivered, the FHLB would have been required to deliver up to an additional (in thousands) $5,864 of collateral at fair value to its derivatives counterparties at March 31, 2016.

For cleared derivatives, the Clearinghouse determines initial margin requirements and generally credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including, but not limited to, credit rating downgrades. At March 31, 2016, the FHLB was not required to post additional initial margin by its clearing agents based on credit considerations.

Offsetting of Derivative Assets and Derivative Liabilities

The FHLB presents derivative instruments, related cash collateral, including initial and variation margin, received or pledged, and associated accrued interest, on a net basis by clearing agent and/or by counterparty when it has met the netting requirements.

Table 10.4 presents separately the fair value of derivative instruments meeting or not meeting netting requirements, including the related collateral received from or pledged to counterparties. At March 31, 2016 and December 31, 2015, the FHLB did not receive or pledge any non-cash collateral. Any overcollateralization under an individual clearing agent and/or counterparty level is not included in the determination of the net unsecured amount.

Table 10.4 - Offsetting of Derivative Assets and Derivative Liabilities (in thousands)

	March 31, 2016		December 31, 2015
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivative instruments meeting netting requirements:
Gross recognized amount:
Uncleared derivatives	$8,263	$71,569	$8,046	$70,178
Cleared derivatives	8,874	43,290	5,893	11,801
Total gross recognized amount	17,137	114,859	13,939	81,979
Gross amounts of netting adjustments and cash collateral:
Uncleared derivatives	(7,932)	(40,121)	(7,844)	(40,810)
Cleared derivatives	55,416	(43,290)	18,879	(11,801)
Total gross amounts of netting adjustments and cash collateral	47,484	(83,411)	11,035	(52,611)
Net amounts after netting adjustments and cash collateral:
Uncleared derivatives	331	31,448	202	29,368
Cleared derivatives	64,290	—	24,772	—
Total net amounts after netting adjustments and cash collateral	64,621	31,448	24,974	29,368
Derivative instruments not meeting netting requirements (1):
Uncleared derivatives	5,345	579	2,022	1,719
Total derivative instruments not meeting netting requirements (1)	5,345	579	2,022	1,719
Total derivative assets and total derivative liabilities:
Uncleared derivatives	5,676	32,027	2,224	31,087
Cleared derivatives	64,290	—	24,772	—
Total derivative assets and total derivative liabilities	$69,966	$32,027	$26,996	$31,087

(1)	Represents mortgage delivery commitments and forward rate agreements that are not subject to an enforceable netting agreement.

Note 11 - Deposits

Table 11.1- Deposits (in thousands)

	March 31, 2016	December 31, 2015
Interest bearing:
Demand and overnight	$576,688	$646,902
Term	86,325	151,825
Other	6,546	5,377
Total interest bearing	669,559	804,104
Non-interest bearing:
Other	555	238
Total non-interest bearing	555	238
Total deposits	$670,114	$804,342

The average interest rates paid on interest bearing deposits were 0.12 percent and 0.04 percent in the three months ended March 31, 2016 and 2015, respectively.

Note 12 - Consolidated Obligations

Table 12.1 - Consolidated Discount Notes Outstanding (dollars in thousands)

	Book Value	Par Value	Weighted Average Interest Rate (1)
March 31, 2016	$53,671,550	$53,691,956	0.34%
December 31, 2015	$77,199,208	$77,225,334	0.24%

(1)	Represents an implied rate without consideration of concessions.

Table 12.2 - Consolidated Bonds Outstanding by Contractual Maturity (dollars in thousands)

	March 31, 2016		December 31, 2015
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$16,532,110	0.83%	$9,808,000	0.91%
Due after 1 year through 2 years	6,051,750	1.34	5,143,750	1.42
Due after 2 years through 3 years	4,950,000	1.67	4,814,000	1.64
Due after 3 years through 4 years	4,505,000	1.92	4,090,000	1.89
Due after 4 years through 5 years	4,626,000	1.83	3,041,000	2.09
Thereafter	7,225,000	2.83	8,139,000	2.80
Index amortizing notes	—	—	943	5.25
Total par value	43,889,860	1.54	35,036,693	1.74
Premiums	86,036		90,189
Discounts	(35,126)		(37,567)
Hedging adjustments	6,837		3,817
Fair value option valuation adjustment and accrued interest	9,131		(1,410)
Total	$43,956,738		$35,091,722

Table 12.3 - Consolidated Bonds Outstanding by Call Features (in thousands)

	March 31, 2016	December 31, 2015
Par value of Consolidated Bonds:
Non-callable	$36,191,860	$28,235,693
Callable	7,698,000	6,801,000
Total par value	$43,889,860	$35,036,693

Table 12.4 - Consolidated Bonds Outstanding by Contractual Maturity or Next Call Date (in thousands)

Year of Contractual Maturity or Next Call Date	March 31, 2016	December 31, 2015
Due in 1 year or less	$23,540,110	$16,339,000
Due after 1 year through 2 years	5,059,750	4,881,750
Due after 2 years through 3 years	3,521,000	3,499,000
Due after 3 years through 4 years	3,253,000	3,020,000
Due after 4 years through 5 years	3,808,000	2,383,000
Thereafter	4,708,000	4,913,000
Index amortizing notes	—	943
Total par value	$43,889,860	$35,036,693

Table 12.5 - Consolidated Bonds by Interest-rate Payment Type (in thousands)

	March 31, 2016	December 31, 2015
Par value of Consolidated Bonds:
Fixed-rate	$34,098,360	$30,806,693
Variable-rate	9,701,500	4,065,000
Step-up	90,000	165,000
Total par value	$43,889,860	$35,036,693

Note 13 - Affordable Housing Program (AHP)

Table 13.1 - Analysis of AHP Liability (in thousands)

Balance at December 31, 2015	$107,352
Assessments (current year additions)	5,490
Subsidy uses, net	(6,802)
Balance at March 31, 2016	$106,040

Note 14 - Capital

Table 14.1 - Capital Requirements (dollars in thousands)

	March 31, 2016		December 31, 2015
	Minimum Requirement	Actual	Minimum Requirement	Actual
Risk-based capital	$635,734	$5,082,697	$630,604	$5,232,228
Capital-to-assets ratio (regulatory)	4.00%	4.89%	4.00%	4.40%
Regulatory capital	$4,155,535	$5,082,697	$4,751,350	$5,232,228
Leverage capital-to-assets ratio (regulatory)	5.00%	7.34%	5.00%	6.61%
Leverage capital	$5,194,419	$7,624,046	$5,939,187	$7,848,342

Restricted Retained Earnings. At March 31, 2016 and December 31, 2015 the FHLB had (in thousands) $219,107 and $209,438 in restricted retained earnings. These restricted retained earnings are not available to pay dividends but are available to absorb unexpected losses, if any, that the FHLB may experience.

Table 14.2 - Mandatorily Redeemable Capital Stock Roll Forward (in thousands)

Balance, December 31, 2015	$37,895
Capital stock subject to mandatory redemption reclassified from equity	228,751
Redemption (or other reduction) of mandatorily redeemable capital stock	(163,795)
Balance, March 31, 2016	$102,851

Table 14.3 - Mandatorily Redeemable Capital Stock by Contractual Year of Redemption (in thousands)

Contractual Year of Redemption	March 31, 2016	December 31, 2015
Year 1	$—	$—
Year 2	—	—
Year 3	2,303	41
Year 4	606	2,265
Year 5	1,620	2,876
Thereafter (1)	67,564	—
Past contractual redemption date due to remaining activity (2)	30,758	32,713
Total	$102,851	$37,895

(1)
Represents mandatorily redeemable capital stock resulting from a Finance Agency rule effective February 2016, that makes captive insurance companies ineligible for FHLB membership and thereby terminates their membership no later than February 2017.

(2)
Represents mandatorily redeemable capital stock that is past the end of the contractual redemption period because there is activity outstanding to which the mandatorily redeemable capital stock relates.

Note 15 - Accumulated Other Comprehensive (Loss) Income

The following tables summarize the changes in accumulated other comprehensive (loss) income for the three months ended March 31, 2016 and 2015.

Table 15.1 - Accumulated Other Comprehensive (Loss) Income (in thousands)

	Net unrealized (losses) gains on available-for-sale securities	Pension and postretirement benefits	Total accumulated other comprehensive (loss) income
BALANCE, DECEMBER 31, 2014	$(24)	$(16,572)	$(16,596)
Other comprehensive income before reclassification:
Net unrealized losses	(8)	—	(8)
Reclassifications from other comprehensive income to net income:
Amortization - pension and postretirement benefits	—	617	617
Net current period other comprehensive (loss) income	(8)	617	609
BALANCE, MARCH 31, 2015	$(32)	$(15,955)	$(15,987)

BALANCE, DECEMBER 31, 2015	$81	$(13,358)	$(13,277)
Other comprehensive income before reclassification:
Net unrealized gains	144	—	144
Reclassifications from other comprehensive income to net income:
Amortization - pension and postretirement benefits	—	472	472
Net current period other comprehensive income	144	472	616
BALANCE, MARCH 31, 2016	$225	$(12,886)	$(12,661)

Note 16 - Pension and Postretirement Benefit Plans

Qualified Defined Benefit Multi-employer Plan. The FHLB participates in the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra Defined Benefit Plan), a tax-qualified defined benefit pension plan. Under the Pentegra Defined Benefit Plan, contributions made by one participating employer may be used to provide benefits to employees of other participating employers because assets contributed by an employer are not segregated in a separate account or restricted to provide benefits only to employees of that employer. Also, in the event a participating employer is unable to meet its contribution requirements, the required contributions for the other participating employers could increase proportionately. The Pentegra Defined Benefit Plan covers substantially all officers and employees of the FHLB who meet certain eligibility requirements. Contributions to the Pentegra Defined Benefit Plan charged to compensation and benefit expense were $1,685,000 and $1,500,000 in the three months ended March 31, 2016 and 2015, respectively.

Qualified Defined Contribution Plan. The FHLB also participates in the Pentegra Defined Contribution Plan for Financial Institutions, a tax-qualified, defined contribution pension plan. The FHLB contributes a percentage of the participants' compensation by making a matching contribution equal to a percentage of voluntary employee contributions, subject to certain limitations. The FHLB contributed $387,000 and $374,000 in the three months ended March 31, 2016 and 2015, respectively.

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

Table 16.1 - Net Periodic Benefit Cost (in thousands)

	Three Months Ended March 31,
	Defined Benefit Retirement Plan		Postretirement Benefits Plan
	2016	2015	2016	2015
Net Periodic Benefit Cost
Service cost	$165	$158	$12	$19
Interest cost	312	298	55	51
Amortization of net loss	460	601	12	16
Net periodic benefit cost	$937	$1,057	$79	$86

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

Table 17.1 - Financial Performance by Operating Segment (in thousands)

	Three Months Ended March 31,
	Traditional Member Finance	MPP	Total
2016
Net interest income	$69,181	$10,595	$79,776
Non-interest (loss) income	(5,165)	977	(4,188)
Non-interest expense	18,971	2,780	21,751
Income before assessments	45,045	8,792	53,837
Affordable Housing Program assessments	4,611	879	5,490
Net income	$40,434	$7,913	$48,347
2015
Net interest income	$61,129	$16,232	$77,361
Non-interest income	7,862	270	8,132
Non-interest expense	15,215	2,488	17,703
Income before assessments	53,776	14,014	67,790
Affordable Housing Program assessments	5,441	1,401	6,842
Net income	$48,335	$12,613	$60,948

Table 17.2 - Asset Balances by Operating Segment (in thousands)

	Assets
	Traditional Member Finance	MPP	Total
March 31, 2016	$95,597,065	$8,291,305	$103,888,370
December 31, 2015	110,776,396	8,007,343	118,783,739

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

The FHLB reviews the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out at fair value as of the beginning of the quarter in which the changes occur. The FHLB did not have any transfers of assets or liabilities recorded at fair value on a recurring basis during the three months ended March 31, 2016 or 2015.

Table 18.1 presents the carrying value, fair value, and fair value hierarchy of financial assets and liabilities of the FHLB. These values do not represent an estimate of the overall market value of the FHLB as a going concern, which would take into account future business opportunities and the net profitability of assets versus liabilities.

Table 18.1 - Fair Value Summary (in thousands)

	March 31, 2016
		Fair Value
Financial Instruments	Carrying Value	Total	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral (1)
Assets:
Cash and due from banks	$7,507	$7,507	$7,507	$—	$—	$—
Interest-bearing deposits	185	185	—	185	—	—
Securities purchased under agreements to resell	4,194,934	4,194,934	—	4,194,934	—	—
Federal funds sold	6,310,000	6,310,000	—	6,310,000	—	—
Trading securities	1,114	1,114	—	1,114	—	—
Available-for-sale securities	800,225	800,225	—	800,225	—	—
Held-to-maturity securities	15,398,466	15,573,477	—	15,573,477	—	—
Advances (2)	68,719,728	68,716,536	—	68,716,536	—	—
Mortgage loans held for portfolio, net	8,262,995	8,516,690	—	8,486,289	30,401	—
Accrued interest receivable	104,316	104,316	—	104,316	—	—
Derivative assets	69,966	69,966	—	22,482	—	47,484
Liabilities:
Deposits	670,114	670,074	—	670,074	—	—
Consolidated Obligations:
Discount Notes	53,671,550	53,663,685	—	53,663,685	—	—
Bonds (3)	43,956,738	44,603,426	—	44,603,426	—	—
Mandatorily redeemable capital stock	102,851	102,851	102,851	—	—	—
Accrued interest payable	122,021	122,021	—	122,021	—	—
Derivative liabilities	32,027	32,027	—	115,438	—	(83,411)
Other:
Commitments to extend credit for Advances	—	8	—	8	—	—
Standby bond purchase agreements	—	897	—	897	—	—

(1)
Amounts represent the application of the netting requirements that allow the FHLB to settle positive and negative positions and also cash collateral and related accrued interest held or placed by the FHLB with the same counterparty.

(2)	Includes (in thousands) $15,227 of Advances recorded under the fair value option at March 31, 2016.

(3)	Includes (in thousands) $5,048,740 of Consolidated Obligation Bonds recorded under the fair value option at March 31, 2016.

	December 31, 2015
		Fair Value
Financial Instruments	Carrying Value	Total	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral (1)
Assets:
Cash and due from banks	$10,136	$10,136	$10,136	$—	$—	$—
Interest-bearing deposits	99	99	—	99	—	—
Securities purchased under agreements to resell	10,531,979	10,531,979	—	10,531,979	—	—
Federal funds sold	10,845,000	10,845,000	—	10,845,000	—	—
Trading securities	1,159	1,159	—	1,159	—	—
Available-for-sale securities	700,081	700,081	—	700,081	—	—
Held-to-maturity securities	15,278,206	15,229,965	—	15,229,965	—	—
Advances (2)	73,292,172	73,089,912	—	73,089,912	—	—
Mortgage loans held for portfolio, net	7,979,607	8,106,224	—	8,075,390	30,834	—
Accrued interest receivable	94,855	94,855	—	94,855	—	—
Derivative assets	26,996	26,996	—	15,961	—	11,035
Liabilities:
Deposits	804,342	804,140	—	804,140	—	—
Consolidated Obligations:
Discount Notes	77,199,208	77,183,854	—	77,183,854	—	—
Bonds (3)	35,091,722	35,317,688	—	35,317,688	—	—
Mandatorily redeemable capital stock	37,895	37,895	37,895	—	—	—
Accrued interest payable	118,823	118,823	—	118,823	—	—
Derivative liabilities	31,087	31,087	—	83,698	—	(52,611)
Other:
Standby bond purchase agreements	—	698	—	698	—	—

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

Summary of Valuation Methodologies and Primary Inputs.

A description of the valuation methodologies and primary inputs is disclosed in Note 19 - Fair Value Disclosures in the FHLB's 2015 Annual Report on Form 10-K. There have been no changes in the valuation methodologies during 2016.

Fair Value Measurements.

Table 18.2 presents the fair value of financial assets and liabilities that are recorded on a recurring or nonrecurring basis at March 31, 2016 or December 31, 2015, by level within the fair value hierarchy. The FHLB records nonrecurring fair value adjustments to reflect partial write-downs on certain mortgage loans.

Table 18.2 - Fair Value Measurements (in thousands)

	Fair Value Measurements at March 31, 2016
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral (1)
Recurring fair value measurements - Assets
Trading securities:
Other U.S. obligation single-family mortgage-backed securities	$1,114	$—	$1,114	$—	$—
Available-for-sale securities:
Certificates of deposit	800,225	—	800,225	—	—
Advances	15,227	—	15,227	—	—
Derivative assets:
Interest rate related	64,621	—	17,137	—	47,484
Forward rate agreements	1,068	—	1,068	—	—
Mortgage delivery commitments	4,277	—	4,277	—	—
Total derivative assets	69,966	—	22,482	—	47,484
Total assets at fair value	$886,532	$—	$839,048	$—	$47,484

Recurring fair value measurements - Liabilities
Consolidated Obligation Bonds	$5,048,740	$—	$5,048,740	$—	$—
Derivative liabilities:
Interest rate related	31,448	—	114,859	—	(83,411)
Forward rate agreement	576	—	576	—	—
Mortgage delivery commitments	3	—	3	—	—
Total derivative liabilities	32,027	—	115,438	—	(83,411)
Total liabilities at fair value	$5,080,767	$—	$5,164,178	$—	$(83,411)

Nonrecurring fair value measurements - Assets (2)
Mortgage loans held for portfolio	$1,065	$—	$—	$1,065

(1)
Amounts represent the application of the netting requirements that allow the FHLB to settle positive and negative positions and also cash collateral and related accrued interest held or placed by the FHLB with the same counterparty.

(2)	The fair value information presented is as of the date the fair value adjustment was recorded during the three months ended March 31, 2016.

	Fair Value Measurements at December 31, 2015
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral (1)
Recurring fair value measurements - Assets
Trading securities:
Other U.S. obligation single-family mortgage-backed securities	$1,159	$—	$1,159	$—	$—
Available-for-sale securities:
Certificates of deposit	700,081	—	700,081	—	—
Advances	15,057	—	15,057	—	—
Derivative assets:
Interest rate related	24,974	—	13,939	—	11,035
Forward rate agreements	1,680	—	1,680	—	—
Mortgage delivery commitments	342	—	342	—	—
Total derivative assets	26,996	—	15,961	—	11,035
Total assets at fair value	$743,293	$—	$732,258	$—	$11,035

Recurring fair value measurements - Liabilities
Consolidated Obligation Bonds	$2,214,590	$—	$2,214,590	$—	$—
Derivative liabilities:
Interest rate related	29,368	—	81,979	—	(52,611)
Forward rate agreements	69	—	69	—	—
Mortgage delivery commitments	1,650	—	1,650	—	—
Total derivative liabilities	31,087	—	83,698	—	(52,611)
Total liabilities at fair value	$2,245,677	$—	$2,298,288	$—	$(52,611)

Nonrecurring fair value measurements - Assets (2)
Mortgage loans held for portfolio	$6,270	$—	$—	$6,270

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

Table 18.3 – Changes in Fair Values for Items Measured at Fair Value Pursuant to the Election of the Fair Value Option (in thousands)

	Three Months Ended March 31,
	2016		2015
	Advances	Consolidated Bonds	Advances	Consolidated Bonds
Interest income (expense)	$63	$(5,758)	$63	$(3,693)
Net gains (losses) on changes in fair value under fair value option	171	(13,828)	140	(1,309)
Total changes in fair value included in current period earnings	$234	$(19,586)	$203	$(5,002)

For instruments recorded under the fair value option, the related contractual interest income and contractual interest expense are recorded as part of net interest income on the Statements of Income. The remaining changes in fair value for instruments in which the fair value option has been elected are recorded as “Net losses on financial instruments held under fair value option” in the Statements of Income. The FHLB has determined that no adjustments to the fair values of its instruments recorded under the fair value option for instrument-specific credit risk were necessary as of March 31, 2016 or December 31, 2015.

The following table reflects the difference between the aggregate unpaid principal balance outstanding and the aggregate fair value for Advances and Consolidated Bonds for which the fair value option has been elected.

Table 18.4 – Aggregate Unpaid Balance and Aggregate Fair Value (in thousands)

	March 31, 2016			December 31, 2015
	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Aggregate Fair Value Over/(Under) Aggregate Unpaid Principal Balance	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Aggregate Fair Value Over/(Under) Aggregate Unpaid Principal Balance
Advances (1)	$15,000	$15,227	$227	$15,000	$15,057	$57
Consolidated Bonds	5,039,609	5,048,740	9,131	2,216,000	2,214,590	(1,410)

(1)	At March 31, 2016 and December 31, 2015, none of the Advances were 90 days or more past due or had been placed on non-accrual status.

Note 19 - Commitments and Contingencies

Table 19.1 - Off-Balance Sheet Commitments (in thousands)

	March 31, 2016			December 31, 2015
Notional Amount	Expire within one year	Expire after one year	Total	Expire within one year	Expire after one year	Total
Standby Letters of Credit outstanding	$16,554,705	$201,945	$16,756,650	$19,417,093	$137,995	$19,555,088
Commitments for standby bond purchases	54,455	61,085	115,540	85,865	36,510	122,375
Commitments to fund additional Advances	56,000	—	56,000	—	—	—
Commitments to purchase mortgage loans	439,620	—	439,620	449,856	—	449,856
Unsettled Consolidated Bonds, at par (1)(2)	510,000	—	510,000	60,000	—	60,000
Unsettled Consolidated Discount Notes, at par (1)	198,122	—	198,122	—	—	—

(1)	Expiration is based on settlement period rather than underlying contractual maturity of Consolidated Obligations.

(2)	Of the total unsettled Consolidated Bonds, $150,000 and $0 (in thousands) were hedged with associated interest rate swaps at March 31, 2016 and December 31, 2015, respectively.

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

Note 20 - Transactions with Other FHLBanks

The FHLB notes all transactions with other FHLBanks on the face of its financial statements. Occasionally, the FHLB loans short-term funds to and borrows short-term funds from other FHLBanks. These loans and borrowings are transacted at then current market rates when traded. There were no such loans or borrowings outstanding at March 31, 2016 or December 31, 2015 and no such transactions occurred during the three months ended March 31, 2016 and 2015.

In addition, the FHLB may, from time to time, assume the outstanding primary liability for Consolidated Obligations of another FHLBank (at then current market rates on the day when the transfer is traded) rather than issuing new debt for which the FHLB is the primary obligor. The FHLB then becomes the primary obligor on the transferred debt. There were no Consolidated Obligations transferred to the FHLB during the three months ended March 31, 2016 or 2015. The FHLB had no Consolidated Obligations transferred to other FHLBanks during these periods.

Note 21 - Transactions with Stockholders

Transactions with Directors' Financial Institutions. In the ordinary course of its business, the FHLB may provide products and services to members whose officers or directors serve as directors of the FHLB (Directors' Financial Institutions). Finance Agency regulations require that transactions with Directors' Financial Institutions be made on the same terms as those with any other member. The following table reflects balances with Directors' Financial Institutions for the items indicated below. The FHLB had no mortgage-backed securities or derivatives transactions with Directors' Financial Institutions at March 31, 2016 or December 31, 2015.

Table 21.1 - Transactions with Directors' Financial Institutions (dollars in millions)

	March 31, 2016		December 31, 2015
	Balance	% of Total (1)	Balance	% of Total (1)
Advances	$3,378	4.9%	$3,867	5.3%
MPP	222	2.8	186	2.4
Regulatory capital stock	151	3.5	236	5.3

(1)	Percentage of total principal (Advances), unpaid principal balance (MPP), and regulatory capital stock.

Concentrations. The following table shows regulatory capital stock balances, outstanding Advance principal balances, and unpaid principal balances of mortgage loans held for portfolio to stockholders holding five percent or more of regulatory capital stock and include any known affiliates that are members of the FHLB.

Table 21.2 - Stockholders Holding Five Percent or more of Regulatory Capital Stock (dollars in millions)

	Regulatory Capital Stock		Advance	MPP Unpaid
March 31, 2016	Balance	% of Total	Principal	Principal Balance
JPMorgan Chase Bank, N.A.	$1,439	33%	$33,300	$—
U.S. Bank, N.A.	475	11	10,743	31
Fifth Third Bank	248	6	2,019	2

	Regulatory Capital Stock		Advance	MPP Unpaid
December 31, 2015	Balance	% of Total	Principal	Principal Balance
JPMorgan Chase Bank, N.A.	$1,533	34%	$35,350	$—
U.S. Bank, N.A.	475	11	10,086	33
Fifth Third Bank	248	6	20	3

Nonmember Affiliates. The FHLB has relationships with three nonmember affiliates, the Kentucky Housing Corporation, the Ohio Housing Finance Agency and the Tennessee Housing Development Agency. The FHLB had no investments in or borrowings to any of these nonmember affiliates at March 31, 2016 or December 31, 2015. The FHLB has executed standby bond purchase agreements with one state housing authority whereby the FHLB, for a fee, agrees as a liquidity provider if required, to purchase and hold the authority's bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bond according to a schedule established by the standby agreement. During the first three months of 2016 and 2015, the FHLB was not required to purchase any bonds under these agreements.

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

▪	the ability to attract and retain skilled management and other key employees;

▪	the ability to develop and support technology and information systems that effectively manage the risks we face (including cybersecurity risks);

▪	the risk of loss arising from failures or interruptions in our ongoing business operations, internal controls, information systems or other operating technologies;

▪	the ability to successfully manage new products and services; and

▪	the risk of loss arising from litigation filed against us or one or more other FHLBanks.

We do not undertake any obligation to update any forward-looking statements made in this document.

EXECUTIVE OVERVIEW

The following table presents selected Statement of Condition data, Statement of Income data and financial ratios for the periods indicated.

(Dollars in millions)	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
STATEMENT OF CONDITION DATA AT PERIOD END:
Total assets	$103,888	$118,784	$110,652	$99,802	$98,909
Advances	68,720	73,292	77,320	71,108	66,731
Mortgage loans held for portfolio	8,264	7,982	8,015	7,732	7,265
Allowance for credit losses on mortgage loans	1	2	2	2	2
Investments (1)	26,705	37,356	24,203	20,811	24,665
Consolidated Obligations, net:
Discount Notes	53,671	77,199	60,086	48,263	45,628
Bonds	43,957	35,092	44,143	45,230	46,927
Total Consolidated Obligations, net	97,628	112,291	104,229	93,493	92,555
Mandatorily redeemable capital stock	103	38	59	65	62
Capital:
Capital stock - putable	4,210	4,429	4,395	4,335	4,302
Retained earnings	770	765	747	729	707
Accumulated other comprehensive loss	(13)	(13)	(15)	(16)	(16)
Total capital	4,967	5,181	5,127	5,048	4,993
STATEMENT OF INCOME DATA FOR THE QUARTER:
Net interest income	$80	$83	$77	$85	$78
Non-interest (loss) income	(4)	7	10	5	8
Non-interest expense	22	20	19	19	18
Assessments	6	7	7	7	7
Net income	$48	$63	$61	$64	$61
FINANCIAL RATIOS:
Dividend payout ratio (2)	92.0%	69.9%	71.0%	65.7%	70.4%
Weighted average dividend rate (3)	4.00	4.00	4.00	4.00	4.00
Return on average equity	3.83	4.81	4.73	5.10	4.97
Return on average assets	0.17	0.22	0.23	0.26	0.24
Net interest margin (4)	0.29	0.29	0.29	0.34	0.31
Average equity to average assets	4.52	4.54	4.88	5.00	4.83
Regulatory capital ratio (5)	4.89	4.40	4.70	5.14	5.13
Operating expense to average assets (6)	0.059	0.058	0.059	0.057	0.058

(1)
Investments include interest bearing deposits in banks, securities purchased under agreements to resell, Federal funds sold, trading securities, available-for-sale securities, and held-to-maturity securities.

(2)	Dividend payout ratio is dividends declared in the period as a percentage of net income.

(3)	Weighted average dividend rates are dividends paid divided by the average number of shares of capital stock eligible for dividends.

(4)	Net interest margin is net interest income as a percentage of average earning assets.

(5)	Regulatory capital ratio is period-end regulatory capital (capital stock, mandatorily redeemable capital stock and retained earnings) as a percentage of period-end total assets.

(6)	Operating expenses comprise compensation and benefits and other operating expenses, which are included in non-interest expense.

Financial Condition

Mission Asset Activity
The following table summarizes our financial condition.

	Ending Balances			Average Balances
	March 31,		December 31,	Three Months Ended March 31,		Year Ended December 31,
(In millions)	2016	2015	2015	2016	2015	2015
Total Assets	$103,888	$98,909	$118,784	$112,213	$102,856	$105,569
Mission Asset Activity:
Advances (principal)	68,627	66,615	73,242	72,694	69,047	70,355
Mortgage Purchase Program (MPP):
Mortgage loans held for portfolio (principal)	8,038	7,060	7,758	7,922	6,948	7,396
Mandatory Delivery Contracts (notional)	440	583	450	423	527	471
Total MPP	8,478	7,643	8,208	8,345	7,475	7,867
Letters of Credit (notional)	16,757	16,905	19,555	17,196	16,874	17,694
Total Mission Asset Activity	$93,862	$91,163	$101,005	$98,235	$93,396	$95,916

In the first quarter of 2016, the FHLB fulfilled its mission by providing readily available and competitively priced wholesale funding to its member financial institutions, supporting its commitment to affordable housing, and paying stockholders a competitive dividend return on their capital investment.

The balance of Mission Asset Activity – which we define as Advances, Letters of Credit, and total MPP (including purchase commitments) – was $93.9 billion at March 31, 2016, a decrease of $7.1 billion (seven percent) from year-end 2015. This change was primarily driven by a decrease in the balances of Advances and Letters of Credit. The decline in Advances was primarily due to a final rule issued in January 2016 by the Federal Housing Finance Agency (Finance Agency) that banned captive insurance companies as eligible members in an FHLBank.

As of March 31, 2016, members funded on average 3.0 percent of their assets with Advances, and the market penetration rate was relatively stable with approximately 70 percent of members holding Mission Asset Activity. Most members continued to have modest demand for new Advance borrowings due to measured economic growth, an abundance of deposits, and significant amounts of liquidity made available as a result of the actions of the Federal Reserve System.

The principal balance of mortgage loans held for portfolio at March 31, 2016 rose $0.3 billion (four percent) from year-end 2015. The growth reflected ongoing improvements in the housing market and low mortgage rates as well as our strategy to increase this segment. During the first quarter of 2016, we purchased $0.5 billion of mortgage loans, while principal reductions totaled $0.2 billion. Residual credit risk exposure in the mortgage loan portfolio continued to be minimal.

Based on earnings in the first quarter of 2016, we contributed $6 million to the Affordable Housing Program (AHP) pool of funds to be awarded to members in 2017. In addition, we continued our voluntary sponsorship of two other housing programs, which provide resources to pay for accessibility rehabilitation and emergency repairs for special needs and elderly homeowners and to help members aid their communities following natural disasters.

Investments and Other Assets
The balance of investments at March 31, 2016 was $26.7 billion, a decrease of $10.7 billion (29 percent) from year-end 2015. Most of the decrease was driven by a decline in short-term investments used for asset liquidity, for which we carried a larger than normal balance at the end of 2015. At March 31, 2016, investments included $15.4 billion of mortgage-backed securities and $11.3 billion of other investments, which were mostly short-term instruments held for liquidity.

Investment balances averaged $31.1 billion in the first three months of 2016, an increase of $4.8 billion (18 percent) from the average balance during the same period of 2015. This primarily reflected an increase in average liquidity investments between these two periods. All of our mortgage-backed securities held at March 31, 2016 were issued and guaranteed by Fannie Mae,

Freddie Mac or a U.S. agency. We maintained an adequate amount of asset liquidity throughout the first three months of 2016 under a variety of liquidity measures as discussed in the "Liquidity Risk" section of "Quantitative and Qualitative Disclosures About Risk Management."

Capital
Capital adequacy remained strong in the first three months of 2016, surpassing all minimum regulatory capital requirements. The GAAP capital-to-assets ratio at March 31, 2016 was 4.78 percent, while the regulatory capital-to-assets ratio was 4.89 percent. Both ratios exceeded the regulatory required minimum of four percent. Regulatory capital includes mandatorily redeemable capital stock accounted for as a liability under GAAP. The amounts of GAAP and regulatory capital decreased $214 million and $149 million, respectively, in the first three months of 2016, due primarily to repurchases of certain members' excess capital stock.

Total retained earnings were $770 million at March 31, 2016, an increase of $5 million (one percent) from year-end 2015. We believe the amount of retained earnings is sufficient to protect against members' impairment risk of their capital stock investment in the FHLB and to provide the opportunity to stabilize or augment future dividends, if needed. Our Capital Plan also has safeguards to prevent financial leverage ratios from falling below regulatory minimum levels.

Results of Operations

Overall Results
The table below summarizes our results of operations.

	Three Months Ended March 31,		Year Ended December 31,
(Dollars in millions)	2016	2015	2015
Net income	$48	$61	$249
Affordable Housing Program accrual	6	7	28
Return on average equity (ROE)	3.83%	4.97%	4.90%
Return on average assets	0.17	0.24	0.24
Weighted average dividend rate	4.00	4.00	4.00
Average 3-month LIBOR	0.62	0.26	0.32
ROE spread to 3-month LIBOR	3.21	4.71	4.58
Dividend rate spread to 3-month LIBOR	3.38	3.74	3.68

Net income decreased $13 million (21 percent) in the first three months of 2016 compared to the same period in 2015. The reduction in net income does not represent a negative trend in profitability. Most of the reduction was due to unrealized losses from changes in market values on certain Consolidated Obligations held at fair value, net of derivatives used to hedge these Obligations. These unrealized losses will be reversed in the future as unrealized gains since Obligations, and any related derivatives, mature at par value.

We believe that our financial condition will continue to generate a steady economic operating performance, reflecting the combined impact of a stable business and interest rate environment, favorable spreads on interest-earnings assets, a relatively constant composition of assets, a consistent and conservative management of risk, a moderate increase in operating expenses, and a prudent economic use of derivative transactions. Additionally, our business model is structured to be able to absorb sharp changes in Mission Asset Activity because we can undertake commensurate reductions in liability balances and capital.

The spread between ROE and 3-month LIBOR is a market benchmark we believe member stockholders use to assess the competitiveness of the return on their capital investment in our company. Earnings continued to be sufficient to represent competitive returns on stockholders' capital investment. Consistent with experience over the last several years, ROE was significantly above short-term rates, resulting in the ROE spreads being wider than the long-term historical average spread.

In March 2016, we paid stockholders a quarterly 4.00 percent annualized dividend rate on their capital investment in our company. This is the same rate we have distributed in each of the last ten quarters.

Effect of Interest Rate Environment
Trends in market interest rates strongly influence the results of operations via how they affect members' demand for Mission Asset Activity, spreads on assets, funding costs and decisions in managing the tradeoffs in our market risk/return profile. The following table presents key market interest rates (obtained from Bloomberg L.P.).

	Quarter 1 2016		Year 2015		Quarter 1 2015
	Ending	Average	Ending	Average	Ending	Average
Federal funds effective	0.25%	0.36%	0.20%	0.13%	0.06%	0.11%
3-month LIBOR	0.63	0.62	0.61	0.32	0.27	0.26
2-year LIBOR	0.84	0.91	1.18	0.88	0.81	0.84
10-year LIBOR	1.64	1.78	2.19	2.18	2.02	2.09
2-year U.S. Treasury	0.72	0.84	1.05	0.67	0.56	0.59
10-year U.S. Treasury	1.77	1.92	2.27	2.13	1.92	1.97
15-year mortgage current coupon (1)	1.88	1.99	2.32	2.13	1.97	1.96
30-year mortgage current coupon (1)	2.59	2.71	3.02	2.88	2.68	2.71

(1)	Simple average of current coupon rates of Fannie Mae and Freddie Mac par mortgage-backed security indications.

The persistence of the low interest rate environment in the first three months of 2016 continued to favorably affect our overall results of operations relative to the level of interest rates. Interest rates remained very low by historical standards in the first quarter of 2016.

Effect of Economy and Financial Markets on Mission Asset Activity

In the last several years, the percentage of assets that members funded with Advances showed little variation, in the range of three to four percent. We would expect to see a broad-based increase in Advance demand when the economy experiences an improved growth trend, when interest rates begin to increase over time, or if changes in Federal Reserve policy reduce other sources of liquidity available to members.

The relative balance between loan and deposit fluctuations can provide an indication of potential member Advance demand. From December 31, 2014 to December 31, 2015 (the most recent period for which data are available), aggregate loan portfolios of Fifth District depository institutions grew $117.5 billion (9.1 percent) while their aggregate deposit balances fell $92.3 billion (4.2 percent). Most of the loan growth and deposit decline in this period occurred from our largest members, which is consistent with the concentration of financial activity.

Excluding the five members with over $50 billion of assets, aggregate loans increased $14.2 billion (7.1 percent) in the 12-month period while aggregate deposits grew by $12.5 billion (5.2 percent).

Business Outlook and Risk Management

Our major business strategies, outlook for our business, and risk profiles and management have not changed substantially since our 2015 Annual Report on Form 10-K. “Quantitative and Qualitative Disclosures About Risk Management” provides details on current risk exposures. We have no material updates to provide for the regulatory or legislative environment since the 2015 Annual Report on Form 10-K.

ANALYSIS OF FINANCIAL CONDITION

Mission Asset Activity

Mission Assets are the primary means by which we fulfill our mission with direct connections to members. We regularly monitor the balance sheet concentration of Mission Asset Activity. In the first three months of 2016, our Primary Mission Asset ratio, which measures the sum of average Advances and mortgage loans as a percentage of average Consolidated Obligations, was 76 percent. This ratio exceeded the Finance Agency's preferred ratio of 70 percent. In assessing overall mission achievement, we also consider supplemental sources of Mission Asset Activity, the most significant of which is Letters of Credit issued to members.

Credit Services

Credit Activity and Advance Composition
The table below shows trends in Advance balances by major programs and in the notional amount of Letters of Credit.

(Dollars in millions)	March 31, 2016		December 31, 2015		March 31, 2015
	Balance	Percent(1)	Balance	Percent(1)	Balance	Percent(1)
Adjustable/Variable-Rate Indexed:
LIBOR	$47,161	69%	$47,312	65%	$49,103	73%
Other	420	—	617	1	407	1
Total	47,581	69	47,929	66	49,510	74
Fixed-Rate:
REPO	6,568	10	10,568	14	4,061	6
Regular Fixed-Rate	9,359	14	9,248	13	7,977	12
Putable (2)	1,034	1	1,046	1	1,580	3
Amortizing/Mortgage Matched	2,684	4	2,706	4	2,662	4
Other	1,401	2	1,745	2	825	1
Total	21,046	31	25,313	34	17,105	26
Total Advances Principal	$68,627	100%	$73,242	100%	$66,615	100%

Letters of Credit (notional)	$16,757		$19,555		$16,905

(1)	As a percentage of total Advances principal.

(2)	Excludes Putable Advances where the related put options have expired. Such Advances are classified based on their current terms.

The modest decline in Advance balances in the first three months of 2016 was driven by reductions from a few large members along with reductions in short-term repurchase (REPO) Advance borrowings primarily by captive insurance company members that are required to be paid off by February 2017 due to the Finance Agency's 2016 final rule on membership requirements. REPO Advances, because of their short-term maturities, typically represent our most volatile Advance product by balance.

Members reduced their available lines in the Letters of Credit program by $2.8 billion (14 percent) in the first three months of 2016. Letters of Credit balances averaged $17.2 billion in the first three months of 2016, an increase of $0.3 billion (two percent) from the average balance during the same period in 2015. We normally earn fees on Letters of Credit based on the actual average amount of the Letters utilized, which generally is less than the notional amount issued.

Advance Usage
In addition to analyzing Advance balances by dollar trends and the number of members utilizing them, we monitor the degree to which members use Advances to fund their balance sheets. The following table shows the unweighted, average ratio of each member's Advance balance to its most-recently available figures for total assets.

	March 31, 2016	December 31, 2015
Average Advances-to-Assets for Members
Assets less than $1.0 billion (621 members)	2.92%	3.26%
Assets over $1.0 billion (78 members)	3.19	4.35
All members	2.95	3.37

Advance usage ratios were lower in the first quarter of 2016, which was the result of reductions in the balances of certain large members, decreases in short-term borrowings from several captive insurance company members as discussed above, and normal fluctuations.

The following tables present principal balances for the five members with the largest Advance borrowings.

(Dollars in millions)
March 31, 2016			December 31, 2015
Name	Par Value of Advances	Percent of Total Par Value of Advances	Name	Par Value of Advances	Percent of Total Par Value of Advances
JPMorgan Chase Bank, N.A.	$33,300	49%	JPMorgan Chase Bank, N.A.	$35,350	48%
U.S. Bank, N.A.	10,743	16	U.S. Bank, N.A.	10,086	14
Nationwide Life Insurance Company	2,302	3	Capstead Insurance, LLC	2,875	4
Third Federal Savings and Loan Association	2,283	3	Nationwide Life Insurance Company	2,279	3
Fifth Third Bank	2,019	3	Third Federal Savings and Loan Association	2,162	3
Total of Top 5	$50,647	74%	Total of Top 5	$52,752	72%

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

Mortgage Loans Held for Portfolio (Mortgage Purchase Program, or "MPP")

The table below shows principal purchases and reductions of loans in the MPP for the first three months of 2016.

(In millions)	MPP Principal
Balance at December 31, 2015	$7,758
Principal purchases	538
Principal reductions	(258)
Balance at March 31, 2016	$8,038

The increase in principal loan balance in the first quarter of 2016 resulted primarily from our two largest sellers who drive program balances. In the first three months of 2016, 76 members sold us mortgage loans, with the number of monthly sellers averaging 59. All loans acquired in the first quarter of 2016 were conventional loans.

We closely track the refinancing incentives of our mortgage assets (including loans in the MPP and mortgage-backed securities) because the option for homeowners to change their principal payments normally represents a large portion of our market risk exposure. MPP principal paydowns in the first three months of 2016 equated to a nine percent annual constant prepayment rate, down from the 14 percent rate for all of 2015 as higher rates towards the end of 2015 and first part of 2016 resulted in reduced refinancing incentives for many of our mortgage assets.

The MPP's composition of balances by loan type, original final maturity, and weighted-average mortgage note rate did not change materially in the first three months of 2016. The weighted average mortgage note rate fell from 4.14 percent at the end of 2015 to 4.11 percent at March 31, 2016. This decline reflected a continuing trend of prepayments of higher rate mortgages and purchases of lower rate mortgages. MPP yields earned during the first three months of 2016, after consideration of funding costs, continued to offer favorable returns relative to their market risk exposure.

Investments

The table below presents the ending and average balances of the investment portfolio.

(In millions)	Three Months Ended		Year Ended
	March 31, 2016		December 31, 2015
	Ending Balance	Average Balance	Ending Balance	Average Balance
Liquidity investments	$11,336	$15,802	$22,110	$12,590
Mortgage-backed securities	15,369	15,195	15,246	14,664
Other investments (1)	—	119	—	85
Total investments	$26,705	$31,116	$37,356	$27,339

(1)
The average balance includes the rights or obligations to cash collateral, which are included in the fair value of derivative assets or derivative liabilities on the Statements of Condition at period end.

We continued to maintain an ample amount of asset liquidity. Liquidity investment levels can vary significantly based on liquidity needs, the availability of acceptable net spreads, the number of eligible counterparties that meet our unsecured credit risk criteria, and changes in the amount of Mission Assets. It is normal for liquidity investments to vary by up to several billion dollars on a daily basis. We conservatively carried a larger amount of liquidity investments leading up to year-end 2015 in order to ensure an adequate amount of available liquidity for our membership. In the first three months of 2016, we reduced liquidity investments, ending the quarter at $11.3 billion in outstanding balances.

Our overarching strategy for mortgage-backed securities is to keep holdings as close as possible to the regulatory maximum of three times regulatory capital, subject to the availability of securities that we believe provide acceptable risk/return tradeoffs. The balance of mortgage-backed securities at March 31, 2016 represented a 3.02 multiple of regulatory capital which exceeded the current regulatory limit due to a stock repurchase that occurred during the quarter. New purchases will be postponed until the existing ratio falls below the regulatory limit. The balance at March 31, 2016 consisted of $11.6 billion of securities issued by Fannie Mae or Freddie Mac (of which $2.4 billion were floating-rate securities), $0.9 billion of floating-rate securities issued by the National Credit Union Administration (NCUA), and $2.9 billion of securities issued by Ginnie Mae (which are primarily fixed rate). We held no private-label mortgage-backed securities.
The table below shows principal purchases and paydowns of our mortgage-backed securities for the first three months of 2016.

(In millions)	Mortgage-backed Securities Principal
Balance at December 31, 2015	$15,203
Principal purchases	716
Principal paydowns	(592)
Balance at March 31, 2016	$15,327

Principal paydowns in the first three months of 2016 equated to a 15 percent annual constant prepayment rate, down slightly from a 16 percent rate in 2015.

Consolidated Obligations

The table below presents the ending and average balances of our participations in Consolidated Obligations.

	Three Months Ended		Year Ended
(In millions)	March 31, 2016		December 31, 2015
	Ending Balance	Average Balance	Ending Balance	Average Balance
Discount Notes:
Par	$53,692	$64,993	$77,225	$52,714
Discount	(21)	(25)	(26)	(8)
Total Discount Notes	53,671	64,968	77,199	52,706
Bonds:
Unswapped fixed-rate	27,435	27,505	26,962	26,350
Unswapped adjustable-rate	9,701	8,365	4,065	13,385
Swapped fixed-rate	6,754	4,647	4,010	6,489
Total par Bonds	43,890	40,517	35,037	46,224
Other items (1)	67	57	55	90
Total Bonds	43,957	40,574	35,092	46,314
Total Consolidated Obligations (2)	$97,628	$105,542	$112,291	$99,020

(1)	Includes unamortized premiums/discounts, fair value option valuation adjustments, hedging and other basis adjustments.

(2)
The 11 FHLBanks have joint and several liability for the par amount of all of the Consolidated Obligations issued on their behalves. The par amount of the outstanding Consolidated Obligations for all of the FHLBanks was (in millions) $896,827 and $905,202 at March 31, 2016 and December 31, 2015, respectively.

Our preferred sources of funding for LIBOR-indexed assets are Discount Notes, adjustable-rate Bonds, and swapped fixed-rate Bonds because they give us the ability to effectively match the LIBOR reset periods embedded in these assets. Balances of Discount Notes fell in the first three months of 2016 compared to year-end primarily due to reductions in short-term (REPO) Advance borrowings along with a lower balance of liquidity investments as discussed above.

During the quarter, we also shifted the composition of shorter-term funding towards adjustable-rate and swapped fixed-rate Bonds in order to diversify our funding composition. This change in funding composition also decreases the basis risk to changes in spreads between cash flows received on LIBOR-indexed assets and interest paid on Discount Notes.

The composition of unswapped fixed-rate Bonds, which typically have initial maturities greater than one year, was relatively stable in the first three months of 2016 compared to 2015.

Deposits

Total deposits with us are normally a relatively minor source of low-cost funding. Total interest bearing deposits at March 31, 2016 were $0.7 billion, a decrease of 17 percent from year-end 2015. The average balance of total interest bearing deposits in the first three months of 2016 was $0.9 billion, similar to the average balance during the same period of 2015.

Derivatives Hedging Activity and Liquidity

Our use of and accounting for derivatives is discussed in the "Effect of the Use of Derivatives on Net Interest Income" section in "Results of Operations." Liquidity is discussed in the "Liquidity Risk" section in “Quantitative and Qualitative Disclosures About Risk Management.”

Capital Resources

The following tables present capital amounts and capital-to-assets ratios, on both a GAAP and regulatory basis.

	Three Months Ended		Year Ended
(In millions)	March 31, 2016		December 31, 2015
	Period End	Average	Period End	Average
GAAP and Regulatory Capital
GAAP Capital Stock	$4,210	$4,271	$4,429	$4,344
Mandatorily Redeemable Capital Stock	103	106	38	61
Regulatory Capital Stock	4,313	4,377	4,467	4,405
Retained Earnings	770	814	765	745
Regulatory Capital	$5,083	$5,191	$5,232	$5,150

	Three Months Ended		Year Ended
	March 31, 2016		December 31, 2015
	Period End	Average	Period End	Average
GAAP and Regulatory Capital-to-Assets Ratio
GAAP	4.78%	4.52%	4.36%	4.81%
Regulatory	4.89	4.63	4.40	4.88

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

A portion of capital stock is excess, meaning it is not required as a condition to being a member and not required to capitalize Mission Asset Activity. Excess capital stock provides a base of capital to manage financial leverage at prudent levels, augments loss protections for bondholders, and capitalizes a portion of growth in Mission Assets. The amount of excess capital stock, as defined by our Capital Plan, was $564 million at March 31, 2016, an increase of $103 million from year-end 2015.

Membership and Stockholders

In the first three months of 2016, we added three new member stockholders and lost three members, ending the quarter at 699. Two of the members lost merged with other Fifth District members and, therefore, the impact on our earnings and Mission Asset Activity was small.

The Finance Agency issued a final rule on FHLBank membership in January 2016. This rule imposes new membership requirements and eliminates all currently eligible captive insurance companies from FHLBank membership. The ruling also requires that these entities, which represented 15 members totaling $6.6 billion in Advances at December 31, 2015, pay off existing Advances by February 2017 and cease any new borrowings. Remaining Advances to these members totaled $1.5 billion at the end of the first quarter. The subsequent loss of this membership segment will not significantly affect our financial condition or results of operations.

RESULTS OF OPERATIONS

Components of Earnings and Return on Equity

The following table is a summary income statement for the three months ended March 31, 2016 and 2015. Each ROE percentage is computed by dividing income or expense for the category by the average amount of stockholders' equity for the period.

	Three Months Ended March 31,
(Dollars in millions)	2016		2015
	Amount	ROE (1)	Amount	ROE (1)
Net interest income	$80	6.33%	$78	6.31%
Non-interest (loss) income:
Net gains on derivatives and hedging activities	6	0.45	5	0.43
Net losses on financial instruments held under fair value option	(14)	(1.08)	(1)	(0.10)
Other non-interest income	4	0.30	4	0.33
Total non-interest (loss) income	(4)	(0.33)	8	0.66
Total revenue	76	6.00	86	6.97
Non-interest expense	22	1.73	18	1.44
Assessments	6	0.44	7	0.56
Net income	$48	3.83%	$61	4.97%

(1)	The ROE amounts have been computed using dollars in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) in this table may produce nominally different results.

Profitability remained competitive in the first three months of 2016 as ROE continued to significantly exceed our benchmarks relative to short-term interest rates. Details on the individual factors contributing to the level and changes in profitability are explained in the sections below.
Net Interest Income
Components of Net Interest Income
The following table shows the major components of net interest income. Reasons for the variance in net interest income between the periods are discussed below.

	Three Months Ended March 31,
(Dollars in millions)	2016		2015
	Amount	% of Earning Assets	Amount	% of Earning Assets
Components of net interest rate spread:
Net (amortization)/accretion (1) (2)	$(18)	(0.07)%	$(7)	(0.03)%
Prepayment fees on Advances, net (2)	2	0.01	1	—
Other components of net interest rate spread	85	0.31	76	0.30
Total net interest rate spread	69	0.25	70	0.27
Earnings from funding assets with interest-free capital	11	0.04	8	0.04
Total net interest income/net interest margin (3)	$80	0.29%	$78	0.31%

(1)	Includes (amortization)/accretion of premiums/discounts on mortgage assets and Consolidated Obligations and deferred transaction costs (concession fees) for Consolidated Obligations.

(2)	These components of net interest rate spread have been segregated to display their relative impact.

(3)	Net interest margin is net interest income as a percentage of average total interest earning assets.

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

Amortization increased in the first three months of 2016 compared to the same period in 2015 because net purchase premium balances grew by approximately 40 percent, primarily due to purchases of mortgage-backed securities, and average long-term mortgage rates fell during the first quarter of 2016.

Prepayment Fees on Advances: Fees for members' early repayment of certain Advances are designed to make us economically indifferent to whether members hold Advances to maturity or repay them before maturity. Although Advance prepayment fees can be and have been significant in the past, they were modest in the three months ended March 31, 2016 and 2015, reflecting a low amount of member prepayments of Advances.

Other Components of Net Interest Rate Spread: Excluding net amortization and prepayment fees, the total other components of net interest rate spread increased $9 million in the first three months of 2016 compared to the same period in 2015. The following factors, presented in approximate order of impact from largest to smallest, accounted for the changes in other components of net interest rate spread.

▪
LIBOR Asset funding-Favorable: Net interest income increased by an estimated $5 million due to lower rates on Discount Notes relative to LIBOR and because we held a larger portion of lower-cost Discount Notes relative to adjustable-rate LIBOR Bonds during this period to fund and hedge our LIBOR-indexed assets.

▪	MPP growth-Favorable: The average balance of mortgage loans held for portfolio increased $1.0 billion, which increased net interest income by an estimated $4 million.

▪	Fixed-rate asset funding-Unfavorable: A reduction in the amount of short-term debt that we used to fund longer-term fixed-rate mortgages lowered net interest income by an estimated $3 million.

▪	Higher spreads on mortgage-backed securities-Favorable: Higher spreads earned on recently purchased mortgage-backed securities increased net interest income by an estimated $3 million.

▪
Lower MPP spread-Unfavorable: The continued paydown of higher-yielding mortgage assets led to a decline in the spread earned on mortgage loans, decreasing net interest income by an estimated $3 million.

▪	Advance growth-Favorable: The $3.6 billion growth in average Advance balances improved net interest income by an estimated $2 million.

▪
Higher balances of mortgage-backed securities-Favorable: The average balance of the mortgage-backed securities portfolio rose $0.6 billion, which increased net interest income by an estimated $1 million.

Earnings from Capital: The earnings from funding assets with interest-free capital increased $3 million in the first three months of 2016 compared to the same period in 2015 due to modestly higher short-term interest rates following the Federal Reserve's decision to raise rates in December 2015.

Average Balance Sheet and Rates
The following table provides average balances and rates for major balance sheet accounts, which determine the changes in the net interest rate spread. All data include the impact of interest rate swaps, which we allocate to each asset and liability category according to their designated hedging relationship. The changes in the net interest rate spread and net interest margin between the two periods occurred mostly from the net impact of the factors discussed above in “Components of Net Interest Income.”

(Dollars in millions)	Three Months Ended			Three Months Ended
	March 31, 2016			March 31, 2015
	Average Balance	Interest	Average Rate (1)	Average Balance	Interest	Average Rate (1)
Assets:
Advances	$72,776	$136	0.75%	$69,165	$86	0.50%
Mortgage loans held for portfolio (2)	8,149	59	2.90	7,150	56	3.19
Federal funds sold and securities purchased under resale agreements	14,929	13	0.35	10,429	2	0.09
Interest-bearing deposits in banks (3) (4) (5)	961	1	0.46	1,315	1	0.16
Mortgage-backed securities	15,195	84	2.24	14,573	81	2.24
Other investments	31	—	0.39	45	—	0.09
Loans to other FHLBanks	—	—		—	—	—
Total interest-earning assets	112,041	293	1.05	102,677	226	0.89
Less: allowance for credit losses on mortgage loans	1			3
Other assets	173			182
Total assets	$112,213			$102,856
Liabilities and Capital:
Term deposits	$126	—	0.22	$166	—	0.18
Other interest bearing deposits (5)	779	—	0.11	735	—	0.01
Discount Notes	64,968	55	0.34	42,442	10	0.09
Unswapped fixed-rate Bonds	27,559	139	2.03	25,406	125	2.00
Unswapped adjustable-rate Bonds	8,365	10	0.48	22,354	7	0.13
Swapped Bonds	4,650	8	0.69	6,139	5	0.30
Mandatorily redeemable capital stock	107	1	4.01	64	1	4.00
Other borrowings	—	—	—	—	—	—
Total interest-bearing liabilities	106,554	213	0.80	97,306	148	0.62
Non-interest bearing deposits	—			1
Other liabilities	587			577
Total capital	5,072			4,972
Total liabilities and capital	$112,213			$102,856

Net interest rate spread			0.25%			0.27%
Net interest income and net interest margin (6)		$80	0.29%		$78	0.31%
Average interest-earning assets to interest-bearing liabilities			105.15%			105.52%

(1)	Amounts used to calculate average rates are based on dollars in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

(2)	Non-accrual loans are included in average balances used to determine average rate.

(3)	Includes certificates of deposit and bank notes that are classified as available-for-sale securities.

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

(6)	Net interest margin is net interest income as a percentage of average total interest earning assets.

Rates on shorter-term interest-earning assets rose because average short-term interest rates were higher in the first three months of 2016 compared to the same period in 2015 following the increase in the Federal funds target rate in December 2015.

However, long-term rates fell period-over-period causing a modest decline in rates earned on longer-term assets resulting in a net average rate increase in total interest-earning assets of only 0.16 percentage points.

The increase in average rates on total interest-bearing liabilities was driven by higher rates on shorter-term liabilities that reset similar to short-term assets.

The net interest spread and net interest margin decreased primarily from the higher recognition of mortgage premium amortization, which was only partially offset by the increase in other components of net interest rate spread discussed in the previous section.

Volume/Rate Analysis
Changes in both average balances (volume) and interest rates influence changes in net interest income. The following table summarizes these changes and trends in interest income and interest expense.

(In millions)	Three Months Ended March 31, 2016 over 2015
	Volume (1)(3)	Rate (2)(3)	Total
Increase (decrease) in interest income
Advances	$5	$45	$50
Mortgage loans held for portfolio	8	(5)	3
Federal funds sold and securities purchased under resale agreements	1	10	11
Interest-bearing deposits in banks	(1)	1	—
Mortgage-backed securities	3	—	3
Other investments	—	—	—
Loans to other FHLBanks	—	—	—
Total	16	51	67
Increase (decrease) in interest expense
Term deposits	—	—	—
Other interest-bearing deposits	—	—	—
Discount Notes	8	37	45
Unswapped fixed-rate Bonds	11	3	14
Unswapped adjustable-rate Bonds	(7)	10	3
Swapped Bonds	(2)	5	3
Mandatorily redeemable capital stock	—	—	—
Other borrowings	—	—	—
Total	10	55	65
Increase (decrease) in net interest income	$6	$(4)	$2

(1)	Volume changes are calculated as the change in volume multiplied by the prior year rate.

(2)	Rate changes are calculated as the change in rate multiplied by the prior year average balance.

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

(In millions)	Three Months Ended March 31,
	2016	2015
Advances:
Amortization of hedging activities in net interest income	$(1)	$(1)
Net interest settlements included in net interest income	(17)	(21)
Mortgage loans:
Amortization of derivative fair value adjustments in net interest income	(2)	(1)
Consolidated Obligation Bonds:
Net interest settlements included in net interest income	3	5
Decrease to net interest income	$(17)	$(18)

Most of our use of derivatives synthetically convert the intermediate- and long-term fixed interest rates on certain Advances and Bonds to adjustable-coupon rates tied to short-term LIBOR (mostly one- and three-month repricing resets). These adjustable-rate coupons normally carry lower interest rates than the fixed rates. The use of derivatives lowered net interest income in each period primarily because the Advances that were swapped to short-term LIBOR had higher fixed interest rates than the Bonds that were swapped to short-term LIBOR. We accepted this reduction in earnings because it enabled us, by design, to significantly lower market risk exposure by creating a much closer match of actual cash flows between assets and liabilities than would occur otherwise. The reduction in earnings was similar in the first three months of both 2016 and 2015.

Non-Interest Income and Non-Interest Expense

The following table presents non-interest income and non-interest expense for each of the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
(Dollars in millions)	2016	2015
Non-interest income
Net gains on derivatives and hedging activities	$6	$5
Net losses on financial instruments held under fair value option	(14)	(1)
Other non-interest income, net	4	4
Total non-interest (loss) income	$(4)	$8
Non-interest expense
Compensation and benefits	$11	$10
Other operating expense	6	5
Finance Agency	1	2
Office of Finance	1	1
Other	3	—
Total non-interest expense	$22	$18
Average total assets	$112,213	$102,856
Average regulatory capital	5,191	5,052
Total non-interest expense to average total assets (1)	0.08%	0.07%
Total non-interest expense to average regulatory capital (1)	1.69	1.42

(1)	Amounts used to calculate percentages are based on dollars in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

Non-interest income decreased in the first three months of 2016 compared to the same period of 2015 primarily due to unrealized losses from changes in market values on certain Consolidated Obligations held at fair value, net of derivatives used to hedge the Obligations, as presented in the table below. The change in other non-interest expense in the first three months of 2016 resulted from an increase in issuance costs (concession fees) on Consolidated Obligations held at fair value, which are immediately recognized into non-interest expense.

Effect of Derivatives and Hedging Activities

(In millions)	Three Months Ended March 31,
	2016	2015
Net effect of derivatives and hedging activities
Advances:
Losses on fair value hedges	$(1)	$—
Losses on derivatives not receiving hedge accounting	(1)	(1)
Mortgage loans:
Gains on derivatives not receiving hedge accounting	1	—
Consolidated Obligation Bonds:
Gains on fair value hedges	—	1
Gains on derivatives not receiving hedge accounting	8	5
Balance Sheet:
Losses on derivatives not receiving hedge accounting	(1)	—
Total net gains on derivatives and hedging activities	6	5
Net losses on financial instruments held under fair value option (1)	(14)	(1)
Total net effect of derivatives and hedging activities	$(8)	$4

(1)	Includes only those gains or losses on financial instruments held at fair value that have an economic derivative "assigned."

The total amount of income volatility in derivatives and hedging activities was moderate compared to the notional principal amounts and consistent with the close hedging relationships of our derivative transactions.

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

(Dollars in millions)	Traditional Member Finance	MPP	Total
Three Months Ended March 31, 2016
Net interest income	$69	$11	$80
Net income	$40	$8	$48
Average assets	$104,036	$8,177	$112,213
Assumed average capital allocation	$4,702	$370	$5,072
Return on average assets (1)	0.16%	0.39%	0.17%
Return on average equity (1)	3.46%	8.61%	3.83%
Three Months Ended March 31, 2015
Net interest income	$61	$17	$78
Net income	$48	$13	$61
Average assets	$95,682	$7,174	$102,856
Assumed average capital allocation	$4,625	$347	$4,972
Return on average assets (1)	0.20%	0.71%	0.24%
Return on average equity (1)	4.24%	14.76%	4.97%

(1)	Amounts used to calculate returns are based on numbers in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

Traditional Member Finance Segment
The decrease in net income in the first three months of 2016, compared to the same period of 2015, was due primarily to the unrealized losses from changes in market values on certain Consolidated Obligations held at fair value, as explained above. This factor was partially offset by higher spreads earned on Advances and mortgage-backed securities. The higher spreads earned on Advances were primarily due to lower rates on Discount Notes relative to LIBOR and because we held a larger portion of lower-cost Discount Notes compared to adjustable-rate Bonds to fund and hedge LIBOR-indexed Advances.

MPP Segment
The MPP continued to earn a substantial level of profitability compared to market interest rates, with a moderate amount of market risk and small amount of credit risk. In the first three months of 2016, the MPP averaged seven percent of total average assets while accounting for 16 percent of earnings. Net income and ROE declined in the first three months of 2016 compared to the same period in 2015 due to the increased amortization of purchased mortgage premiums recognized during the quarter as a result of lower average mortgage rates and the continued paydown of higher-yielding mortgage assets. These unfavorable factors were partially offset by growth in MPP balances.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT RISK MANAGEMENT

Market Risk

Market Value of Equity and Duration of Equity - Entire Balance Sheet
Two key measures of long-term market risk exposure are the sensitivities of the market value of equity and the duration of equity to changes in interest rates and other variables, as presented in the following tables for various instantaneous and permanent interest rate shocks (in basis points). We compiled average results using data for each month end. Given the current very low level of rates, the down rate shocks are nonparallel scenarios, with short-term rates decreasing less than long-term rates such that no rate falls below zero.

Market Value of Equity

(Dollars in millions)	Down 300	Down 200	Down 100	Flat Rates	Up 100	Up 200	Up 300
Average Results
2016 Year-to-Date
Market Value of Equity	$4,517	$4,541	$4,695	$4,831	$4,772	$4,616	$4,445
% Change from Flat Case	(6.5)%	(6.0)%	(2.8)%	—	(1.2)%	(4.5)%	(8.0)%
2015 Full Year
Market Value of Equity	$4,697	$4,792	$4,958	$4,969	$4,875	$4,729	$4,568
% Change from Flat Case	(5.5)%	(3.6)%	(0.2)%	—	(1.9)%	(4.8)%	(8.1)%
Month-End Results
March 31, 2016
Market Value of Equity	$4,555	$4,575	$4,724	$4,874	$4,803	$4,637	$4,456
% Change from Flat Case	(6.5)%	(6.1)%	(3.1)%	—	(1.5)%	(4.9)%	(8.6)%
December 31, 2015
Market Value of Equity	$4,565	$4,652	$4,849	$4,888	$4,795	$4,656	$4,507
% Change from Flat Case	(6.6)%	(4.8)%	(0.8)%	—	(1.9)%	(4.7)%	(7.8)%

Duration of Equity

(In years)	Down 300	Down 200	Down 100	Flat Rates	Up 100	Up 200	Up 300
Average Results
2016 Year-to-Date	(7.8)	(6.4)	(4.7)	(0.4)	2.6	3.6	3.8
2015 Full Year	(5.7)	(4.6)	(1.7)	1.0	2.8	3.4	3.5
Month-End Results
March 31, 2016	(7.5)	(6.2)	(4.7)	(0.1)	2.7	3.6	3.8
December 31, 2015	(6.9)	(5.7)	(2.8)	0.6	2.8	3.3	3.2

During the first three months of 2016, as in 2015, consistent with our historical practice and risk appetite, we positioned market risk exposure to changing interest rates at a moderate level.

At March 31, 2016, the duration of equity measured in the down 200 basis point interest rate shock exceeded our policy limit by 0.2 and the three-month end average exceeded the limit by 0.4. The primary reason for exceeding our policy limit is the distortion of this risk measure in shocked interest rate scenarios where the model assumes that all interest rates are not floored at zero. We do not expect to exceed this policy limit going forward as we enhanced our model to floor rates at zero consistent with our other market risk measures.

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

Market Risk Exposure of the Mortgage Assets Portfolio
The mortgage assets portfolio normally accounts for almost all market risk exposure because of prepayment volatility that we cannot completely hedge while maintaining sufficient net spreads. Sensitivities of the market value of equity allocated to the mortgage assets portfolio under interest rate shocks (in basis points) are shown below. At March 31, 2016, the mortgage assets portfolio had an assumed capital allocation of $1.1 billion based on the entire balance sheet's regulatory capital-to-assets ratio. Average results are compiled using data for each month-end. The market value sensitivities are one measure we use to analyze the portfolio's estimated market risk exposure.

% Change in Market Value of Equity-Mortgage Assets Portfolio

	Down 300	Down 200	Down 100	Flat Rates	Up 100	Up 200	Up 300
Average Results
2016 Year-to-Date	(37.0)%	(34.2)%	(16.3)%	—	(5.0)%	(20.2)%	(37.3)%
2015 Full Year	(33.1)%	(22.7)%	(4.1)%	—	(8.0)%	(21.3)%	(36.3)%
Month-End Results
March 31, 2016	(37.8)%	(35.5)%	(18.3)%	—	(4.7)%	(19.2)%	(35.7)%
December 31, 2015	(41.7)%	(30.8)%	(6.4)%	—	(9.6)%	(24.4)%	(40.7)%

At March 31, 2016, the risk exposure of the mortgage assets portfolio to changing interest rates was similar to year-end 2015. The dollar amount of exposure for any individual rate shock can be obtained by multiplying the percentage change by the assumed equity allocation. We believe the mortgage assets portfolio continued to have an acceptable amount of market risk exposure relative to its actual and expected profitability and consistent with our risk appetite philosophy.

Capital Adequacy

Retained Earnings
We must hold sufficient capital to protect against exposure to various risks, including market, credit, and operational. We regularly conduct a variety of measurements and assessments for capital adequacy. Our current retained earnings policy sets forth a range of $375 million to $600 million as the amount of retained earnings we believe is necessary to mitigate impairment risk from market risk exposure and to provide for dividend stability from factors that could cause earnings to be volatile. At March 31, 2016, the $770 million of retained earnings was comprised of $551 million unrestricted (a decrease of $5 million from year-end 2015) and $219 million restricted (an increase of $10 million from year-end 2015), which by the FHLBank System's Joint Capital Enhancement Agreement we are not permitted to distribute as dividends.

Due to the regulatory environment and employing an abundance of caution, we will continue to carry a greater amount of retained earnings than required by the policy and will continue to bolster capital adequacy over time by allocating a portion of earnings to a separate restricted retained earnings account in accordance with the FHLBank System's Joint Capital Enhancement Agreement. We believe that the current amount of retained earnings is sufficient to mitigate members' impairment risk of their capital stock investment and to provide the opportunity to stabilize dividends when profitability may be volatile.

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

	March 31, 2016	December 31, 2015
Market Value of Equity to Par Value of Regulatory Capital Stock - Base Case (Flat Rates) Scenario	113%	109%
Market Value of Equity to Par Value of Regulatory Capital Stock - Down Shock (1)	110	109
Market Value of Equity to Par Value of Regulatory Capital Stock - Up Shock (2)	108	104

(1)	Represents a down shock of 100 basis points.

(2)	Represents an up shock of 200 basis points.

A base case value below par could indicate that, in the remote event of an immediate liquidation scenario involving redemption of all capital stock, capital stock may be returned to stockholders at a value below par. This could be due to experiencing risks that lower the market value of capital and/or to having an insufficient amount of retained earnings. In the first three months of 2016, the market capitalization ratios in the scenarios presented continued to be above the minimum policy limits. The ratios increased slightly at March 31, 2016 compared to the end of 2015, and remain acceptable because retained earnings were 18 percent of regulatory capital stock at March 31, 2016 and we maintained risk exposures at moderate levels.

The following table presents the market value of equity to the book value of total capital.

	March 31, 2016	December 31, 2015
Market Value of Equity to Book Value of Capital - Base Case (Flat Rates) Scenario (1)	96%	94%
Market Value of Equity to Book Value of Capital - Down Shock (1)(2)	93	93
Market Value of Equity to Book Value of Capital - Up Shock (1)(3)	92	89

(1)	Capital includes total capital and mandatorily redeemable capital stock.

(2)	Represents a down shock of 100 basis points.

(3)	Represents an up shock of 200 basis points.

A base-case value below par indicates that we have realized or could realize risks (especially market risk) such that the market value of total capital owned by stockholders, which includes regulatory capital stock and retained earnings, is below par value (i.e., below 100 percent of the total book value). The base-case ratio of 96 percent at March 31, 2016 indicates that the market value of total capital is $209 million below the par value of total capital. In a scenario in which interest rates increase 200 basis points, the market value of total capital would be $446 million below the par value of total capital, which indicates that capital stock would still be redeemable at par but stockholders would not receive the full sum of their ownership claims in the FHLB which include both capital stock and retained earnings.

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

Collateral: We require each member to provide us a security interest in eligible collateral before it can undertake any secured borrowing. Eligible collateral includes single-family loans, multi-family loans, home equity loans and lines of credit, commercial real estate, bond securities and farm real estate. The estimated value of pledged collateral is discounted in order to offset market, credit and liquidity risks that may affect the collateral's realizable value if it must be liquidated. Over-collateralization by one member is not applied to another member. At March 31, 2016, our policy of over-collateralization resulted in total collateral pledged of $302.6 billion to serve total borrowing capacity of $257.6 billion. The collateral composition remained relatively stable compared to the end of 2015.

Borrowing Capacity/Lendable Value: We determine borrowing capacity against pledged collateral by establishing minimum levels of over-collateralization (Collateralized Maintenance Requirements or CMRs). CMRs result in a lendable value, or borrowing capacity, that is less than the amount of pledged collateral.

CMRs are determined by statistical analysis and management assumptions relating to historical price volatility, inherent credit risks, liquidation timing and costs, and the current credit and economic environment. We apply CMR results to the estimated values of pledged assets. CMRs vary among pledged assets and members based on the financial strength of the member institution, the level of collateral status, the issuer of bond collateral or the quality of securitized assets, the marketability of the pledged assets, the payment performance of pledged loan collateral, and the quality of loan collateral as reflected in the manner in which it was underwritten and is administered. The range of lendable values applied to each major collateral type did not change in the first three months of 2016.

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

Member Failures, Closures, and Receiverships: There was one member failure in 2016 through the date of this filing. We had no outstanding exposure to this institution.

MPP
Overview: We believe that the residual amount of credit risk exposure to loans in the MPP is minimal, based on the same factors described in the 2015 Annual Report on Form 10-K. We believe, based on our analysis, that future credit losses will not harm capital adequacy and will not significantly affect profitability except under the most extreme and unlikely credit conditions.

Conventional Loan Portfolio Characteristics: The levels of loan-to-value ratios have improved over the last several years, consistent with the portfolio's excellent credit quality. The positive trends reflect the sustained recovery and improvement in the overall housing market. At March 31, 2016, the weighted average loan-to-value ratios for conventional loans based on origination values and estimated current values were 72 percent and 62 percent, respectively. These ratios were similar at December 31, 2015.

Credit Performance: The table below provides an analysis of conventional loans delinquent or in the process of foreclosure, along with the national average serious delinquency rate.

	Conventional Loan Delinquencies
(Dollars in millions)	March 31, 2016	December 31, 2015
Early stage delinquencies - unpaid principal balance (1)	$46	$51
Serious delinquencies - unpaid principal balance (2)	$31	$32
Early stage delinquency rate (3)	0.6%	0.7%
Serious delinquency rate (4)	0.4%	0.4%
National average serious delinquency rate (5)	1.7%	1.8%

(1)	Includes conventional loans 30 to 89 days delinquent and not in foreclosure.

(2)	Includes conventional loans that are 90 days or more past due or where the decision of foreclosure or a similar alternative such as pursuit of deed-in-lieu has been reported.

(3)	Early stage delinquencies expressed as a percentage of the total conventional loan portfolio.

(4)	Serious delinquencies expressed as a percentage of the total conventional loan portfolio.

(5)
National average number of fixed-rate prime conventional loans that are 90 days or more past due or in the process of foreclosure is based on the most recent national delinquency data available. The March 31, 2016 rate is based on December 31, 2015 data.

The MPP has experienced a very small amount of delinquencies and foreclosures, with rates continuing to be well below national averages. This further supports our view that the overall portfolio is comprised of high-quality, well-performing loans.

Credit Enhancements: Conventional mortgage loans are supported against credit losses by various combinations of primary mortgage insurance (PMI), supplemental mortgage insurance (SMI) (for loans purchased before February 2011), and the Lender Risk Account (LRA). The LRA is a holdback of a portion of the initial purchase price to cover expected credit losses for a specific pool of loans. Starting after five years from the loan purchase date, we may return the holdback to Participating Financial Institutions (PFIs) if they manage credit risk to predefined acceptable levels of exposure on the loan pools they sell to us. The LRA had balances of $164 million and $158 million at March 31, 2016 and December 31, 2015, respectively. For more information, see Note 9 of the Notes to Unaudited Financial Statements.

Credit Losses: The following table shows the effects of credit enhancements on our estimation of credit losses at the noted periods. Estimated incurred credit losses, after credit enhancements, are accounted for in the allowance for credit losses or as a charge off (i.e., a reduction to the principal of mortgage loans held for portfolio).

(In millions)	March 31, 2016	December 31, 2015
Estimated incurred credit losses, before credit enhancements	$(12)	$(14)
Estimated amounts deemed recoverable by:
Primary mortgage insurance	1	1
Supplemental mortgage insurance	7	8
Lender Risk Account	2	2
Estimated incurred credit losses, after credit enhancements	$(2)	$(3)

The small amount of incurred losses provides further support on the aggregate health of the portfolio. Credit risk exposure depends on the actual and potential credit performance of the loans in each pool compared to the pool's equity (on individual loans) and credit enhancements, including PMI, the LRA, and SMI.

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

(In millions)	March 31, 2016
	Long-Term Rating
	AA	A	Total
Unsecured Liquidity Investments
Federal funds sold	$2,760	$3,550	$6,310
Certificates of deposit	600	200	800
Total unsecured liquidity investments	3,360	3,750	7,110
Guaranteed/Secured Liquidity Investments
Securities purchased under agreements to resell	4,195	—	4,195
Government-sponsored enterprises (1)	31	—	31
Total guaranteed/secured liquidity investments	4,226	—	4,226
Total liquidity investments	$7,586	$3,750	$11,336

	December 31, 2015
	Long-Term Rating
	AA	A	Total
Unsecured Liquidity Investments
Federal funds sold	$4,305	$6,540	$10,845
Certificates of deposit	600	100	700
Total unsecured liquidity investments	4,905	6,640	11,545
Guaranteed/Secured Liquidity Investments
Securities purchased under agreements to resell	10,532	—	10,532
Government-sponsored enterprises (1)	33	—	33
Total guaranteed/secured liquidity investments	10,565	—	10,565
Total liquidity investments	$15,470	$6,640	$22,110

(1)
Consists of securities that are issued and effectively guaranteed by Fannie Mae and/or Freddie Mac, which have the support of the U.S. government, although they are not obligations of the U.S. government.

During the first three months of 2016, we purchased a portion of our total liquidity investments from counterparties for which the investments are secured with collateral (secured resale agreements). We believe these investments present little or no credit risk exposure to us.

The following table presents credit ratings of our unsecured investment credit exposure by the domicile of the counterparty or the domicile of the counterparty's parent for U.S. branches and agency offices of foreign commercial banks.

(In millions)	March 31, 2016
		Counterparty Rating (1)
Domicile of Counterparty	Sovereign Rating (1)	AA	A	Total
Domestic	AA+	$610	$700	$1,310
U.S. branches and agency offices of foreign commercial banks:
Canada	AAA	600	980	1,580
Netherlands	AAA	—	920	920
Germany	AAA	400	500	900
Finland	AA+	900	—	900
Australia	AAA	750	—	750
France	AA	—	400	400
Sweden	AAA	100	150	250
United Kingdom	AA+	—	100	100
Total U.S. branches and agency offices of foreign commercial banks		2,750	3,050	5,800
Total unsecured investment credit exposure		$3,360	$3,750	$7,110

(1)	Represents the lowest long-term credit rating provided by Standard & Poor's, Moody's, and/or Fitch Advisory Services.

The following table presents the remaining contractual maturity of our unsecured investment credit exposure by the domicile of the counterparty or the domicile of the counterparty's parent for U.S. branches and agency offices of foreign commercial banks.

(In millions)	March 31, 2016
Domicile of Counterparty	Overnight	Due 2 days through 30 days	Due 31 days through 90 days	Total
Domestic	$1,210	$100	$—	$1,310
U.S. branches and agency offices of foreign commercial banks:
Canada	1,480	—	100	1,580
Netherlands	920	—	—	920
Germany	700	100	100	900
Finland	800	100	—	900
Australia	650	—	100	750
France	400	—	—	400
Sweden	150	—	100	250
United Kingdom	—	—	100	100
Total U.S. branches and agency offices of foreign commercial banks	5,100	200	500	5,800
Total unsecured investment credit exposure	$6,310	$300	$500	$7,110

At March 31, 2016, all of the $7.1 billion of unsecured investment exposure was to counterparties with holding companies domiciled in countries receiving either AAA or AA long-term sovereign ratings. Furthermore, we restrict a significant portion of unsecured lending to overnight maturities, which further limits risk exposure to these counterparties. By Finance Agency regulation, all counterparties exposed to non-U.S. countries are required to be domestic U.S. branches of foreign counterparties. We also limit exposure to counterparties and countries that could have significant direct or indirect exposure to European sovereign debt.

Mortgage-Backed Securities.

GSE Mortgage-Backed Securities
At March 31, 2016, $11.6 billion of mortgage-backed securities held were GSE securities issued by Fannie Mae and Freddie Mac, which provide credit safeguards by guaranteeing either timely or ultimate payments of principal and interest. We believe that the conservatorships of Fannie Mae and Freddie Mac lower the chance that they would not be able to fulfill their credit guarantees and that the securities issued by these two GSEs are effectively government guaranteed. In addition, based on the data available to us and our purchase practices, we believe that most of the mortgage loans backing our GSE mortgage-backed securities are of high quality with acceptable credit performance.

Mortgage-Backed Securities Issued by Other Government Agencies
We also invest in mortgage-backed securities issued and guaranteed by Ginnie Mae and the NCUA. These investments totaled $3.8 billion at March 31, 2016. We believe that the strength of the issuers' guarantees and backing by the full faith and credit of the U.S. government is sufficient to protect us against credit losses on these securities.

Derivatives
Credit Risk Exposure: We mitigate most of the credit risk exposure resulting from derivative transactions through collateralization. The table below presents the derivative positions to which we had credit risk exposure at March 31, 2016.

(In millions)
Credit Rating (1)	Total Notional	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Net Credit Exposure to Counterparties
Non-member counterparties:
Asset positions with credit exposure:
Uncleared derivatives:
AA	$100	$—	$—	$—
A	328	1	—	1
BBB	1,681	3	(3)	—
Total uncleared derivatives	2,109	4	(3)	1
Cleared derivatives (2)	2,050	3	37	40
Liability positions with credit exposure:
Cleared derivatives (2)	5,731	(37)	62	25
Total derivative positions with credit exposure to non-member counterparties	9,890	(30)	96	66
Member institutions (3)	438	4	—	4
Total	$10,328	$(26)	$96	$70

(1)	Each category includes the related plus (+) and minus (-) ratings (i.e., “A” includes “A+” and “A-” ratings).

(2)	Represents derivative transactions cleared with clearinghouses, which are not rated.

(3)	Represents Mandatory Delivery Contracts.

Based on both the gross and net exposures, we had a minimal amount of residual credit risk exposure on uncleared derivatives throughout the first three months of 2016. Gross exposure would likely increase if interest rates rise and could increase if the composition of our derivatives change. However, contractual collateral provisions in these derivatives would limit net exposure to acceptable levels.

Although we cannot predict if we will realize credit risk losses from any of our derivatives counterparties, we believe that all of the counterparties will be able to continue making timely interest payments and, more generally, to continue to satisfy the terms and conditions of their derivative contracts with us. As of March 31, 2016, we had $0.3 billion of notional principal of interest rate swaps outstanding to one member, JPMorgan Chase Bank, N.A., which also had outstanding credit services with us. Due to the amount of market value collateralization, we had no outstanding credit exposure to this counterparty related to interest rate swaps outstanding.

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

Liquidity Risk

Liquidity Overview
The FHLBank System's primary source of funds is the sale of Consolidated Obligations in the capital markets. Our ability to obtain funds through the sale of Consolidated Obligations depends on the financial market's perceived riskiness of the Obligations and on prevailing conditions in the capital markets, particularly the short-term capital markets. The System has a large reliance on short-term funding; therefore the System has a sharp focus on managing liquidity risk to low levels. As shown on the Statements of Cash Flows, in the first three months of 2016, our portion of the System's debt issuances totaled $90.9 billion for Discount Notes and $14.9 billion for Bonds. The System's favorable debt ratings, the implicit U.S. government backing of our debt, and our effective risk management have been instrumental in ensuring satisfactory access to the capital markets.

We believe our liquidity position, as well as that of the System, remained strong during the first three months of 2016. Our overall ability to fund our operations through debt issuances at acceptable interest costs remained sufficient. Investor demand of System debt remains robust and, we believe, increased in the first quarter of 2016. Although we can make no assurances, we expect this to continue to be the case. We believe the possibility of a liquidity or funding crisis in the System that would impair our ability to participate, on a cost-effective basis, in issuances of new debt, service outstanding debt, maintain adequate capitalization, or pay competitive dividends is remote.

We must meet both operational and contingency liquidity requirements. We satisfied the operational liquidity requirement by both meeting a contingency liquidity requirement, discussed below, and because we were able to adequately access the capital markets to issue debt. Liquidity investments, most of which were overnight, were generally in the range of $10 billion to $15 billion during the first three months of 2016. In addition, Finance Agency guidance requires us to target at least 5 to 15 consecutive days of positive liquidity based on specific assumptions under two scenarios. We target holding at least three extra days of positive liquidity under each scenario, although as market conditions warrant we may hold, and often do hold, additional amounts.

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

(In millions)	March 31, 2016	December 31, 2015
Contingency Liquidity Requirement
Total Contingency Liquidity Reserves (1)	$26,978	$41,932
Total Requirement (2)	(13,644)	(28,420)
Excess Contingency Liquidity Available	$13,334	$13,512

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

(In millions)	March 31, 2016	December 31, 2015
Deposit Reserve Requirement
Total Eligible Deposit Reserves	$72,935	$82,036
Total Member Deposits	(670)	(804)
Excess Deposit Reserves	$72,265	$81,232

Contractual Obligations
The following table summarizes our contractual obligations at March 31, 2016. The allocations according to the expiration terms and payment due dates of these obligations were not materially different from those at the end of 2015. Changes reflected normal business variations. We believe that, as in the past, we will continue to have sufficient liquidity, including from access to the debt markets to issue Consolidated Obligations, to satisfy these obligations on a timely basis.

(In millions)	< 1 year	1 < 3 years	3 < 5 years	> 5 years	Total
Contractual Obligations
Long-term debt (Bonds) - par (1)	$16,532	$11,002	$9,131	$7,225	$43,890
Operating leases (include premises and equipment)	1	2	2	5	10
Mandatorily redeemable capital stock	31	2	2	68	103
Commitments to fund mortgage loans	440	—	—	—	440
Pension and other postretirement benefit obligations	3	5	4	25	37
Total Contractual Obligations	$17,007	$11,011	$9,139	$7,323	$44,480

(1)
Does not include Discount Notes and contractual interest payments related to Bonds. Total is based on contractual maturities; the actual timing of payments could be affected by factors affecting redemptions.

Off-Balance Sheet Arrangements
The following table summarizes our off-balance sheet items at March 31, 2016. The allocations according to the expiration terms and payment due dates of these items were not materially different from those at the end of 2015, and changes reflected normal business variations. For more information, see Note 19 of the Notes to Unaudited Financial Statements.

(In millions)	< 1 year	1 < 3 years	3 < 5 years	> 5 years	Total
Off-balance sheet items (1)
Commitments to fund additional Advances	$56	$—	$—	$—	$56
Standby Letters of Credit	16,555	96	51	55	16,757
Standby bond purchase agreements	55	51	10	—	116
Consolidated Obligations traded, not yet settled	298	160	30	220	708
Total off-balance sheet items	$16,964	$307	$91	$275	$17,637

(1)	Represents notional amount of off-balance sheet obligations.

Operational Risk

There were no material developments regarding our operational risk exposure during the first three months of 2016.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Information required by this Item is set forth under the caption “Quantitative and Qualitative Disclosures About Risk Management” in Part I, Item 2, of this Report.

Item 4.	Controls and Procedures.

DISCLOSURE CONTROLS AND PROCEDURES

As of March 31, 2016, the FHLB's management, including its principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, these two officers each concluded that, as of March 31, 2016, the FHLB maintained effective disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that it files under the Exchange Act is (1) accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As of March 31, 2016, the FHLB's management, including its principal executive officer and principal financial officer, evaluated the FHLB's internal control over financial reporting. Based upon that evaluation, these two officers each concluded that there were no changes in the FHLB's internal control over financial reporting that occurred during the quarter ended March 31, 2016 that materially affected, or are reasonably likely to materially affect, the FHLB's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.	Risk Factors.

For a discussion of the FHLB's risk factors, see Part I, Item 1A. "Risk Factors" in the FHLB's 2015 Annual Report on Form 10-K. There have been no material changes from the risk factors in the FHLB's 2015 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

From time to time the FHLB provides Letters of Credit in the ordinary course of business to support members' obligations issued in support of unaffiliated, third-party offerings of notes, bonds or other securities. The FHLB provided $13.5 million of such credit support during the three months ended March 31, 2016. To the extent that these Letters of Credit are securities for purposes of the Securities Act of 1933, their issuance is exempt from registration pursuant to Section 3(a)(2) thereof.

Item 6.	Exhibits.

(a)	Exhibits.

See Index of Exhibits

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 5th day of May 2016.

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