Form 10-K
period 2016-12-31
Federal Home Loan Bank of Cincinnati
filed 2017-03-16
CIK 1326771

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
☐ Yes   ☒ No
As of February 28, 2017, the registrant had 42,055,343 shares of capital stock outstanding, which included stock classified as mandatorily redeemable. The capital stock of the registrant is not listed on any securities exchange or quoted on any automated quotation system, only may be owned by members and former members and is transferable only at its par value of $100 per share.
Documents Incorporated by Reference: None

Page 1 of	166

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

▪
political events, including legislative, regulatory, federal government, judicial or other developments that could affect us, our members, our counterparties, other Federal Home Loan Banks (FHLBanks) and other government-sponsored enterprises (GSEs), and/or investors in the Federal Home Loan Bank System's (FHLBank System or System) unsecured debt securities, which are called Consolidated Obligations (or Obligations);

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

COMPANY INFORMATION

Company Background

The FHLB is a regional wholesale bank that serves the public interest by providing financial products and services to our members to fulfill a public-policy mission of supporting housing finance and community investment. We are part of the FHLBank System. Each of the 11 FHLBanks operates as a separate entity with its own stockholders, employees, Board of Directors, and business model. Our region, known as the Fifth District, is comprised of Kentucky, Ohio and Tennessee.

The U.S. Congress chartered the FHLBank System in the Federal Home Loan Bank Act of 1932 (the FHLBank Act) as a GSE to help provide liquidity and credit to the U.S. housing market and support home ownership. Promoting home ownership is a long-standing central theme of U.S. government policy. The System has a critical public-policy role as important national liquidity providers to mortgage lenders, particularly during stressful conditions when private-sector liquidity often proves unreliable.

The FHLBanks are not government agencies and the U.S. government does not guarantee, directly or indirectly, the debt securities or other obligations of the FHLBank System. Rather, the FHLBanks are GSEs, which combine private sector ownership with public sector sponsorship. In addition, the FHLBanks are cooperative institutions, privately and wholly owned by their members, who purchase capital stock and who are the primary customers.

The FHLBank System also includes the Federal Housing Finance Agency (Finance Agency) and the Office of Finance. The Finance Agency is an independent agency in the executive branch of the U.S. government that regulates the FHLBanks, the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac), and the Office of Finance. The Office of Finance is a joint office of the FHLBanks that facilitates the issuance and servicing of the FHLBank System's Consolidated Obligations.

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

The combination of public sponsorship and private ownership that drives our business model is reflected in the composition of our 18-member Board of Directors, all of whom members elect. Ten directors are officers and/or directors of our member institutions, while the remaining directors are independent directors who represent the public interest.

At December 31, 2016, we had 687 members, 209 full-time employees, and two part-time employees. Our employees are not represented by a collective bargaining unit.

Mission and Corporate Objectives

Our mission is to provide financial intermediation between the capital markets and our member stockholders in order to facilitate and expand the availability of financing for housing and community lending and investment and to help members expand their access to the mortgage markets.

How We Achieve the Mission
We achieve our mission through a cooperative business model. We raise private-sector capital from member stockholders and issue low-cost high-quality debt in the world-wide capital markets (along with other FHLBanks). The capital and proceeds from debt issuance enable us to provide members services--primarily, access to credit and liquidity via a reliable, readily available, economical, and low-cost sources of funding (called Mission Asset Activity) for their housing activities. These services include affordable housing and community investment. Additionally, we provide members a competitive return on their capital investment in our company.

Our ability to maximize the housing finance mission depends on having a membership base that is an essential component of the nation’s housing and mortgage finance markets. We focus closely on fulfilling our mission relative to members who are community financial institutions, who we believe typically rely more on us for access to liquidity and mortgage markets compared with larger members. At the same time, we value having large members who are active borrowers because they provide the System the ability to consistently issue large amounts of debt, which helps ensure the debt has a relatively low cost, benefiting all members.

The primary Mission Asset products we offer are readily available low-cost loans called Advances, purchases of certain whole mortgage loans sold by qualifying members through the Mortgage Purchase Program (MPP), and Letters of Credit. We also offer affordable housing programs and related activities to support members in their efforts to assist very low-, low- and moderate-income households and their local communities. To a more limited extent, we also have several correspondent services that assist members in operational administration.

The primary way we obtain funding is through participation in the issuance of the FHLBank System's Consolidated Obligations in the global capital markets. Secondary sources of funding are capital and deposits we accept from our members. A critical component of the success of the FHLBank System is its ability to maintain a comparative advantage in funding, which due to its GSE status, confers an implied guarantee from the U.S. federal government, low risk operations, and joint and several liability across the 11 FHLBanks. We regularly issue Obligations under a wide range of maturities, structures, and amounts, and at relatively favorable spreads to benchmark market interest rates (represented by U.S. Treasury securities and the London InterBank Offered Rate (LIBOR)) compared with many other financial institutions.

Because we are a cooperative organization with some members using our products more heavily than others and members having different percentages of capital stock, we must achieve a balance in generating membership value from product prices and characteristics and paying a competitive dividend rate. We attempt to achieve this balance by pricing Mission Asset Activity at relatively narrow spreads over funding costs, compared with other financial institutions, while still achieving acceptable profitability. Our cooperative ownership structure and deep access to debt markets allow our business to be scalable and self-capitalizing without jeopardizing profitability, taking undue risks, or diminishing capital adequacy.

Our franchise value is derived from the synergies brought by the various components of our business model, including the public-policy mandate, GSE status, cooperative ownership structure, consistent ability to issue large amounts of debt in the world-wide capital markets at favorable funding costs, and mechanisms of providing housing finance liquidity through products and services to financial institutions rather than directly to homeowners.

Corporate Objectives
Our corporate objectives, listed below, are to promote housing finance among members and ensure our operations and governance are effective and efficient.

▪	Mission Asset Activity: Implement strategies and tactics to effectively manage ongoing operations that promote members’ usage of Mission Asset Activity.

▪	Stock Return: Earn adequate profitability so that members receive a competitive long-term dividend on their capital stock investment.

▪	Housing and Community Investment Programs: Maintain effective housing and community investment programs and offer targeted voluntary assistance programs.

▪	Safe and Sound Operations: Optimize our counterparty and deposit ratings, achieve an acceptable rating on annual examinations, and have an adequate amount and composition of capital.

▪	Risk Management: Employ effective risk optimization management practices and maintain risk exposures at low to moderate levels.

▪
Governance: Operate in accordance with effective corporate governance processes that emphasize compliance and consider the interest of all stakeholders (members, stockholders, employees, creditors, housing partners, and regulators).

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

We strive to ensure that assets are self-capitalizing, meaning that we acquire capital primarily in connection with growth in Mission Asset Activity. We also maintain an amount of capital to ensure we meet all of our regulatory and business requirements relating to capital adequacy and protection of creditors against losses. We hold retained earnings to protect members' stock investment against impairment risk and to help stabilize dividend payments when earnings may be volatile.

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

Ratings of Nationally Recognized Statistical Rating Organizations

The FHLBank System's comparative advantage in funding is acknowledged in its excellent credit ratings from nationally recognized statistical rating organizations (NRSROs). Moody's Investors Service (Moody's) currently assigns, and historically has assigned, the System's Consolidated Obligations the highest ratings available: long-term debt is rated Aaa and short-term debt is rated P-1. It also assigns a Prime-1 short-term bond rating on each FHLBank. It affirmed these ratings in 2016 and maintained a stable outlook. In 2016, Standard & Poor's affirmed its issuer credit ratings on each FHLBank and its AA+ ratings on the System's senior debt and also maintained a stable outlook.

The ratings closely follow the U.S. sovereign ratings from both agencies. The lower-than AAA debt ratings from Standard & Poor's have had no discernible impact on the System's debt issuance capabilities since the rating change occurred in 2011.

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

Regular Fixed-Rate Advances have terms of 3 months to 30 years, with interest normally paid monthly and principal repayment normally at maturity. Members may choose to purchase call options on these Advances, although in the last several years, balances with call options have been at or close to zero.

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

How We Manage Risks of Credit Services. We manage market risk from Advances by funding them with Consolidated Obligations and interest rate swaps that have similar interest rate risk characteristics as the Advances. The net effect is that in practice we mitigate nearly all of the market risk exposure associated with Advances.

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

Our Board of Directors also may allocate funds to voluntary housing programs. In 2016, the Board re-authorized an additional $1.5 million to the Carol M. Peterson Housing Fund for use during the year. These funds are primarily used as grants to pay for accessibility rehabilitation and emergency repairs for special needs and elderly homeowners. In March 2017, the Board re-authorized this fund in the same amount for use in 2017. In 2012, the Board of Directors also established the Disaster Reconstruction Program, a $5 million voluntary housing program that provides grants for purchase or rehabilitation of a home to Fifth District residents that have suffered loss or damage to their primary residence as a result of a state or federally declared disaster. Since the program's inception, we have disbursed over $3 million to assist 184 households.

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

Investments
Types of Investments. A primary reason we hold investments is to carry sufficient asset liquidity. Permissible liquidity investments include Federal funds, certificates of deposit, bank notes, bankers' acceptances, commercial paper, securities purchased under agreements to resell, and debt securities issued by the U.S. government or its agencies. The first five categories represent unsecured lending to private counterparties. We also may place deposits with the Federal Reserve Bank. We are prohibited by Finance Agency regulations from investing (secured or unsecured) in financial investments issued by non-U.S. entities other than those issued by U.S. branches and agency offices of foreign commercial banks. Most liquidity investments have short-term maturities.

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

▪
marketable direct obligations of certain government units and agencies (such as state housing finance agencies) that supply needed funding for housing or community lending and that do not exceed 20 percent of our regulatory capital.

We have never purchased asset-backed securities and do not own any privately-issued mortgage-backed securities. We have historically held small amounts of obligations of government units and agencies.

Per Finance Agency regulations, the total investment in mortgage-backed securities and asset-backed securities may not exceed, on a book value basis, 300 percent of previous month-end regulatory capital on the day we purchase the securities. See the “Capital Resources” section below for the definition of regulatory capital.

Purposes of Having Investments. The investments portfolio helps achieve corporate objectives in the following ways:

▪
Liquidity management. Liquidity investments support the ability to fund assets on a timely basis, especially Advances, and when it may be more difficult to issue new debt. These investments supply liquidity because we normally fund them with longer-term debt than asset maturities. We also may be able to obtain liquidity by selling certain investments for cash without a significant loss of value.

▪
Earnings enhancement. The investments portfolio, especially mortgage-backed securities, assists with earning a competitive return on capital, and increasing funding for Housing and Community Investment programs.

▪
Market risk management. Liquidity investments help stabilize earnings because they typically earn a relatively stable spread to the cost of debt issued to fund them, with less market risk than mortgage assets.

▪
Management of debt issuance. Maintaining a short-term liquidity investment portfolio can help us participate in attractively priced debt issuances, on an opportunistic basis. We can temporarily invest proceeds from debt issuances in short-term liquid assets and quickly access them to fund demand for Mission Asset Activity, rather than having debt issuances dictated solely by the timing of member demand.

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

Market risk associated with short-term investments tends to be minimal because of their short maturities and because we typically fund them with short-term Consolidated Obligations having similar maturities. We mitigate much of the market risk of mortgage-backed securities, which exists primarily from changes in mortgage prepayment speeds, by limiting their balances to 300 percent of regulatory capital, by funding them with a portfolio of long-term fixed-rate callable and noncallable Obligations, and by managing the market risk exposure of the entire balance sheet within prudent policy limits.

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

A “conventional” mortgage refers to a non-government-guaranteed mortgage. A “conforming” mortgage refers to the maximum amount permissible to be lent as a regular prime (i.e., non-jumbo, non-subprime) mortgage. For 2017, the Finance Agency established the conforming limit at $424,100 with loans originated in a limited number of high-cost cities and counties receiving higher conforming limits. We do not purchase mortgages subject to these higher amounts.

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

We manage credit risk exposure for conventional loans through underwriting and pool composition requirements and by applying layered credit enhancements. These enhancements, which apply after a homeowner's equity is exhausted, include (in order of priority) available primary mortgage insurance, the Lender Risk Account (discussed below), and for loans acquired before February 2011, Supplemental Mortgage Insurance that the PFI purchased from one of our approved third-party providers naming us as the beneficiary.

Beginning in February 2011, we discontinued use of Supplemental Mortgage Insurance for new loan purchases and replaced it with expanded use of the Lender Risk Account and aggregation of loan purchases into larger pools to provide diversification in credit risk exposure. These credit enhancements are designed to protect us against credit losses in scenarios of severe downward movements in housing prices and unfavorable changes in other factors that can affect loan delinquencies and defaults.

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

Credit Risk - FHA Mortgage Loans. Because the FHA makes an explicit guarantee on FHA loans, we do not require any credit enhancements on these loans beyond primary mortgage insurance.

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

For new loan purchases, we consider the cost of the Lender Risk Account when we set conventional loan prices and evaluate the MPP's potential return on investment. The pricing of each structure depends on a number of factors and is specific to the PFI and to the loan pool. We do not receive fees or income for retaining the risk of losses in excess of any credit enhancements.

FUNDING - CONSOLIDATED OBLIGATIONS

Our primary source of funding and hedging market risk exposure is through participation in the sale of Consolidated Obligation debt securities to global investors. Obligations are the joint and several obligations of all the FHLBanks, backed only by the financial resources of these institutions.

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

▪	to acquire liquidity investments.

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

LIQUIDITY

Our business requires a substantial and continual amount of liquidity to satisfy financial obligations (primarily maturing Consolidated Obligations) in a timely and cost-efficient manner and to provide members access to timely Advance funding and mortgage loan sales in all financial environments. We obtain liquidity by issuing debt, holding short-term assets that mature before their associated funding, and having the ability to sell certain investments without significant accounting or economic consequences. Sources of asset liquidity include cash, maturing Advances, maturing investments, principal paydowns of mortgage assets, the ability to sell certain investments, and interest payments received. Uses of liquidity include repayments of Obligations, issuances of new Advances, purchases of loans under the MPP, purchases of investments, and payments of interest.

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

CAPITAL RESOURCES

Capital Plan

Basic Characteristics
Our Capital Plan has the following basic characteristics:

▪
We offer only one class of capital stock, Class B, which is generally redeemable upon a member's five-year advance written notice. We strive to manage capital risks to be able to safely and soundly repurchase redemption requests sooner than five years, although we may elect to wait up to five years (or longer under certain conditions).

▪
We issue shares of capital stock as required for an institution to become a member or maintain membership, as required for members to capitalize Mission Asset Activity, and when we pay dividends in the form of additional shares of stock.

▪
The Capital Plan enables us to efficiently increase and decrease capital stock needed to capitalize assets in response to changes in the membership base and demand for Mission Asset Activity. This enables us to maintain a prudent amount of financial leverage and consistently generate a competitive dividend return.

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

Finance Agency regulations stipulate that we must comply with three limits on capital leverage and risk-based capital. These ensure a low amount of capital risk while providing for competitive profitability. We have always complied with these regulatory capital requirements.

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

In addition to the minimum capital requirements, the GLB Act and our Capital Plan promote the adequacy of our capital to absorb financial losses in three ways. These combine to give member stockholders a clear incentive to require us to minimize our risk profile:

▪	the five-year redemption period for Class B stock;

▪	the option we have to call on members to purchase additional capital if required to preserve safety and soundness; and

▪	the limitations, described below, on our ability to honor requested redemptions of capital if we are at risk of not maintaining safe and sound operations.

Capital Stock Purchases and Operations of the Capital Plan
The Capital Plan ties the amount of each member's required capital stock to the amount of the member's assets and the amount and type of its Mission Asset Activity with us. The former stock is called membership stock; the latter is called activity stock. Membership stock is required to become a member and maintain membership. The amount required for each member currently ranges from a minimum of $1 thousand to a maximum of $25 million for each member, with the amount within that range determined as a percentage of member assets.

In addition to its membership stock, a member is required to purchase and hold activity stock to capitalize its Mission Asset Activity. For purposes of the Capital Plan, Mission Asset Activity includes the principal balance of Advances, guaranteed funds and rate Advance commitments, and the principal balance of loans and commitments in the MPP.

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

If an individual member's excess stock reaches zero, the Capital Plan normally permits us, with certain limits, to capitalize additional Mission Asset Activity of that member with excess stock owned by other members at the maximum percentage rate. This feature, called “cooperative capital,” enables us to more effectively utilize our capital stock. A member's use of cooperative capital reduces the ratio of its activity stock to its Mission Asset Activity for each type of Mission Asset Activity. There is a limit to how much cooperative capital a member may use, which we currently set at $100 million.

When a member's ratio of activity stock to its Mission Asset Activity reaches the minimum activity stock percentage for all types of Mission Asset Activity, the member must capitalize additional Mission Asset Activity of a given type by purchasing capital stock at that asset type's minimum percentage rate, assuming availability of cooperative capital.

Statutory and Regulatory Restrictions on Capital Stock Redemption and Repurchases
In accordance with the GLB Act, our stock is putable by members. There are statutory and regulatory restrictions on our obligation or right to redeem or repurchase outstanding stock, including, but not limited to, the following:

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

If we were to be liquidated, stockholders would be entitled to receive the par value of their capital stock after payment in full to our creditors. In addition, each stockholder would be entitled to any retained earnings in an amount proportional to the stockholder's share of the total shares of capital stock. In the event of a merger or consolidation of the FHLB, the Board of Directors would determine the rights and preferences of the FHLB's stockholders, subject to any terms and conditions imposed by the Finance Agency.

Retained Earnings

Purposes and Amount of Retained Earnings
Retained earnings are important to protect members' capital stock investment against the risk of impairment and to enhance our ability to pay stable and competitive dividends when earnings may be volatile. Impairment risk is the risk that members would have to write down the par value of their capital stock investment in our FHLB as a result of their analysis of ultimate recoverability. An extreme situation of earnings instability, in which other-than-temporary losses were experienced and expected for a period of time, could result in a determination that the value of our capital stock was impaired.

We have a policy that sets forth a range for the amount of retained earnings we believe is needed to mitigate impairment risk and facilitate dividend stability in light of the risks we face. At December 31, 2016, the minimum retained earnings requirement ranges from $325 million to $550 million, based on mitigating quantifiable risks under very stressed business and market scenarios to a 99 percent confidence level. At the end of 2016, our retained earnings totaled $834 million. We believe the current amount of retained earnings is fully sufficient to protect our capital stock against impairment risk and to provide for dividend stability.

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

USE OF DERIVATIVES

Finance Agency regulations and our policies establish guidelines for the execution and use of derivative transactions. We are prohibited from trading in, or the speculative use of, derivatives and have limits on the amount of credit risk to which we may be exposed. Most of our derivatives activity involves interest rate swaps, some of which may include options. We account for all derivatives at fair value.

Similar to our participation in debt issuances, use of derivatives is integral to hedging market risk created by Advances and mortgage assets, including commitments. Derivatives related to Advances most commonly hedge either:

▪	below-market rates and/or the market risk exposure on Putable Advances, and certain other Advances, for which members have sold us options embedded within the Advances; or

▪	Regular Fixed-Rate Advances when it may not be as advantageous to issue Obligations or when it may improve our market risk management.

The derivatives we transact related to mortgage assets primarily hedge interest rate risk and prepayment risk. Such derivatives include options on interest rates swaps (swaptions) and sales of to-be-announced mortgage-backed securities for forward settlement.

Derivatives transactions related to Bonds help us intermediate between the preference of capital market investors for intermediate- and long-term fixed-rate debt securities and the preference of our members for shorter-term or adjustable-rate Advances. We can satisfy the preferences of both groups by issuing long-term fixed-rate Bonds and entering into an interest rate swap that synthetically converts the Bonds to an adjustable-rate LIBOR funding basis that matches up with the short-term and adjustable-rate Advances, thereby preserving a favorable interest rate spread.

Use of derivatives can result in a substantial amount of volatility of accounting and economic earnings. We strive to maintain a low amount of earnings volatility from realized gains and losses on derivatives. We accept a moderate amount of earnings volatility from unrealized gains and losses on recording derivatives at fair values, to the extent our use of derivatives effectively hedge market risk exposure.

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

The primary competitors for mortgage loans we purchase in the MPP are Fannie Mae and Freddie Mac, government agencies such as the Government National Mortgage Association (Ginnie Mae), and private issuers. Fannie Mae and Freddie Mac, in particular, have long-established and efficient programs and are the dominant purchasers of fixed-rate conventional mortgages. In addition, a number of private financial institutions have well-established securitization programs, although they may not currently be as active as they were historically. The MPP also competes with the Federal Reserve to the extent it purchases mortgage-backed securities and affects market prices and the availability of supply.

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

Member demand for Mission Asset Activity depends in large part on the general health of the economy and overall business conditions. Numerous external factors can affect our Mission Asset Activity and earnings including:

▪	the general state and trends of the economy and financial institutions, especially in our Fifth District;

▪	conditions in the financial, credit, mortgage, and housing markets;

▪	interest rates;

▪	competitive alternatives to our products, such as retail deposits and other sources of wholesale funding;

▪	actions of the Federal Reserve to affect liquidity reserves of financial institutions and the money supply;

▪	the willingness and ability of financial institutions to expand lending; and

▪	regulatory initiatives facing our company, the System and our members.

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

The economy has grown at a measured pace in recent years, a major reason for tempered overall demand for Mission Asset Activity. In addition, overall Advance demand has been and continues to be unfavorably affected by the substantial amount of deposit-based liquidity provided to financial institutions through the monetary actions of the Federal Reserve and a more onerous regulatory environment for our members. Acceleration of these conditions or another recession could decrease Mission Asset Activity, which could reduce profitability.

Competition. The competitive environment for our products could adversely affect business activities, including decreasing the level and utilization rates of Mission Asset Activity, earnings, and capitalization.

We operate in a highly competitive environment. Increased competition could decrease the amount of Mission Asset Activity and narrow profitability on that activity, both of which could cause stockholders to request withdrawals of capital. Historically, our primary competition has been from other wholesale lenders and debt issuers, including other GSEs. A substantial source of competition in the last decade has come from the federal government's actions to stimulate the economy, especially the actions of the Federal Reserve System through its policies of quantitative easing and maintaining extremely low interest rates. Among other effects, these actions have significantly expanded liquidity and excess reserves available to many members. We expect overall, broad-based growth in Advance demand will remain modest until the government reduces these initiatives by tightening monetary policy and winding down its holdings of U.S. Treasury and mortgage-backed securities. Even if these events take place, we cannot provide assurance regarding the pace or strength of any acceleration in Advance demand.

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

Due to our GSE status, the ultimate resolution to the conservatorship of Fannie Mae and Freddie Mac could affect the FHLBanks. While there appears to be consensus that a permanent financial and political solution to the current conservatorship status should be implemented, which could include maintaining the current structure, no consensus has evolved to date around any of the various legislative proposals. Some policy proposals directed towards Fannie Mae and Freddie Mac have included provisions applicable to the FHLBanks, such as limitations on Advances and portfolio investments, development of a covered bond market, and restrictions on GSE mortgage finance, that could threaten the FHLBank System's long-standing business model.

There are significant differences between the FHLBank System and Fannie Mae and Freddie Mac, including the System's focus on lending as opposed to guaranteeing mortgages and its distinctive cooperative business model. GSE legislation could inadequately account for these differences. This could substantially change or imperil the ability of the FHLBank System to continue operating effectively within its current business model, including by adversely changing the perceptions of the capital markets about the risk associated with the debt of housing GSEs. We cannot predict the effects on the System if GSE reform were to be enacted.

FHLB Regulatory Environment. Changes in the regulatory and legislative environment could unfavorably affect our business model, financial condition, and results of operations.

In addition to potential GSE reform, the legislative and regulatory environment in which the System operates continues to undergo rapid change driven principally by reforms emanating from the Housing and Economic Reform Act of 2008 (HERA) and the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act). Recently-promulgated and future legislative and regulatory actions, including possible changes in the Dodd-Frank Act, could significantly affect our business model, financial condition, or results of operations.

Further, there has been a trend in the financial industry of migration of mortgage finance away from traditional FHLBank System members. However, the legislative and regulatory environment faced by the FHLBanks has not kept pace in recent years with adapting to this trend. For example, in January 2016, the Finance Agency published a final rule regarding membership requirements, which negatively affected our business and Advance balances by deeming that captive insurance companies (to which some of the housing finance has been migrating) were ineligible for membership in the System.

We believe that, taken as a whole, legislative and regulatory actions have raised our operating costs and imparted added uncertainty regarding the business model and membership base under which the FHLBanks may operate in the future. We are unable at this time to predict the ultimate effects the regulatory environment could have on the FHLBank System's business model or on our financial condition and results of operations.

Liquidity and Market Access. Impaired access to the capital markets for debt issuance could decrease the amount of Mission Asset Activity, lower earnings by raising debt costs and, at the extreme, prevent the System from meeting its financial obligations.

Our principal long-term source of funding, liquidity, and market risk management is through access on favorable terms to the capital markets for participation in the issuances of debt securities and execution of derivative transactions at prices and yields that are adequate to support our business model. Our ability to obtain funds through the sale of Consolidated Obligations depends in part on prevailing conditions in the capital markets, particularly the short-term capital markets, because we and the System normally have a large reliance on short-term funding. The System's strong debt ratings, the implicit U.S. government backing of our debt, strong investor demand for FHLBank System debt, and effective funding management are instrumental in ensuring satisfactory access to the capital markets.

We are exposed to liquidity risk if significant disruptions in the capital markets occur. Although the last several years experienced ongoing issues with the federal government's fiscal condition and changes in the regulatory environment that affected the functioning of capital markets, the System has been able to maintain access to the capital markets for debt issuances on acceptable terms. However, there is no assurance this will continue to be the case. Future ability to effectively access the capital markets could be adversely affected by external events (such as general economic and financial instabilities, political instability, wars, and natural disasters), deterioration in the perception of financial market participants about the financial strength of Consolidated Obligations, or downgrades to the System's credit ratings. It could also be affected by continued evolution of capital markets in response to financial regulations and by the System's joint and several liability for Consolidated Obligations, which exposes us to events at other FHLBanks. If access to capital markets were to be impaired for an extended period, the effect on our financial condition and results of operations could be material. At the extreme, the System's ability to achieve its mission and satisfy its financial obligations could be threatened.

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

Some of our liquidity investments are unsecured, as are uncollateralized portions of interest rate swaps and swaptions. We make unsecured liquidity investments in and transact derivatives with highly rated, investment-grade institutions, have conservative limits on dollar and maturity exposure to each institution, and have strong credit underwriting practices. Failure of an investment or derivative counterparty with which we have a large unsecured position could have a material adverse effect on our financial conditions and results of operations. To the extent we engage in derivative transactions required to be cleared under provisions of the Dodd-Frank Act, we may be exposed to nonperformance from central clearinghouses and Futures Commission Merchants.

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

Exposure of earnings to unhedged changes in interest rates and mortgage prepayment speeds is one of our largest ongoing residual risks. We derive most of our income from the interest earned on assets less the interest paid on Consolidated Obligations and deposits used to fund the assets. We hedge mortgage assets with a combination of Consolidated Obligations and derivatives transactions. Interest rate movements can lower profitability in two ways: 1) directly due to their impact on earnings from cash flow mismatches between assets and liabilities; and 2) indirectly via their impact on prepayment speeds, which can unfavorably affect the cash flow mismatches. The effects on income can include acceleration in the amortization of purchased premiums on mortgage assets.

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

Capital Adequacy. Failure to meet capital adequacy requirements mandated by Finance Agency regulations and by our internal policies, or not being able to pay dividends or repurchase or redeem capital stock, may lower demand for Mission Asset Activity, harm results of operations, and lower membership value.

To ensure safe and sound operations, we must hold a minimum amount of capital relative to our asset levels. We must also hold a sufficient amount of retained earnings to, among other things, help protect members' capital stock investment against impairment risk. If we were to violate these or any capital requirement, we may be unable to pay dividends or redeem and repurchase capital stock in a timely manner (or at all). Such events could adversely affect the value of membership including members' capital investment in our company. Outcomes could be reduced demand for Mission Asset Activity, decreased profitability, requests from members to redeem a portion of their capital or to withdraw from membership, or increased investors' perception of the riskiness of our FHLB.

Business Concentration and Consolidation and Composition of the Financial Industry. Sharp reductions in Mission Asset Activity resulting from lower usage by large members, consolidation of large members, or continued shift in mortgage lending activities towards entities not eligible for FHLB membership could adversely impact our net income and dividends.

The amount of Mission Asset Activity and capital is concentrated among a handful of large members. The financial industry continues to consolidate to a smaller number of institutions and the market share of mortgage financing has shown a systemic trend towards financial institutions that are currently ineligible for FHLB membership. Our members could decrease their Mission Asset Activity and the amount of their capital stock as a result of merger and acquisition activity or continued loss of market share to ineligible FHLB members. At December 31, 2016, one member, JPMorgan Chase Bank, N.A., held nearly half of our Advances and one member PFI, Union Savings Bank, accounted for over 30 percent of the outstanding MPP principal balance. Our business model is structured to be able to absorb sharp changes in Mission Asset Activity because we can undertake commensurate reductions in liability balances and capital and because of our relatively modest operating expenses. However, an extremely large and sustained reduction in Mission Asset Activity could affect our profitability and ability to pay competitive dividends, as well as, at the FHLBank System level, raise policy questions about the relevance of the FHLBank System in its traditional mission of supporting housing finance.

Exposure to Other FHLBanks. Financial difficulties at other FHLBanks could require us to provide financial assistance to another FHLBank, which could adversely affect our results of operations or our financial condition.

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

Member Regulatory Environment. Members and investors and underwriters in our debt have faced increased regulatory scrutiny in recent years, which could decrease Mission Asset Activity, lower profitability, and make maintaining adequate liquidity more difficult.

In the last number of years, regulation and scrutiny of the financial industry has increased significantly. We believe these activities have decreased members' overall usage of Advances.

The Basel Committee on Banking Supervision (the Basel Committee) developed a proposed new capital regime for internationally active banks. Banks subject to the new regime are required, among other things, to have higher capital ratios. It is uncertain how the new capital regime and other regulatory standards, such as those related to liquidity adequacy, will ultimately be implemented by U.S. regulatory authorities. The new regime could ultimately require some of our members to divest assets to comply with the more stringent capital and liquidity requirements, thereby possibly lowering Advance demand. Additionally, the liquidity requirements being implemented could adversely impact Advance demand and investor demand for Consolidated Obligations because they would limit the ability of members to fully include Advances and Consolidated Obligations in required liquidity calculations. This could raise our debt costs and, in turn, raise the Advance rates we are able to offer members, thereby harming the ability to fulfill our mission.

Similarly, changes in regulatory requirements faced by our debt investors and underwriters could affect our financial condition, results of operations, and ability to access the capital markets.

Operational and Compliance Risks. Failures or interruptions in our internal controls, compliance activities, information systems and other technologies, models, and third-party vendors could harm our financial condition, results of operations, reputation, and relations with members.

Control failures, including failures in our controls over financial reporting as well as business interruptions with members and counterparties, could occur from human error, fraud, breakdowns in information and computer systems, errors or misuse of financial and business models and services we employ (including third-party vendor services), lapses in operating processes, or natural or man-made disasters. If a significant control failure or business interruption were to occur, it could materially damage our financial condition and results of operations. We may not be able to foresee, prevent, mitigate, reverse or repair the negative effects of such failures or interruptions.

We rely heavily on internal and third-party information systems and other technology to manage our business. Our operations rely on the secure processing, storage and transmission of confidential and other information in computer systems and networks. Computer systems, software and networks can be vulnerable to failures and interruptions including “cyberattacks,” which are breaches, unauthorized access, misuse, computer viruses or other malicious code and other events against information owned by our company and customers. These failures and interruptions could jeopardize the confidentiality or integrity of information, or otherwise cause interruptions or malfunctions in operations.

We can make no assurance that we will be able to prevent, timely and adequately address, or mitigate failures, interruptions, or "cyberattacks" in information systems and other technology. If we experience a failure, interruption, or "cyberattack" in any of these systems, we may be unable to effectively conduct or manage our business activities, operating processes, and risk management, which could significantly harm customer relations, our reputation, or profitability, potentially resulting in material adverse effects on our financial condition and results of operations.

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

By law our stock is not publicly traded, and only our members (and former members with a withdrawal notice pending) may own our stock. The par value of our capital stock is $100 per share. As of December 31, 2016, we had 687 stockholders and approximately 42 million shares of capital stock outstanding, all of which were Class B Stock.

We paid quarterly dividends in 2016 and 2015 as outlined in the table below.

(Dollars in millions)
	2016				2015
		Annualized				Annualized
Quarter	Amount	Rate	Form	Quarter	Amount	Rate	Form
First	$44	4.00%	Cash	First	$43	4.00%	Cash
Second	43	4.00	Cash	Second	42	4.00	Cash
Third	42	4.00	Cash	Third	43	4.00	Cash
Fourth	42	4.00	Cash	Fourth	44	4.00	Cash
Total	$171	4.00		Total	$172	4.00

Generally, our Board of Directors has discretion to declare or not declare dividends and to determine the rate of any dividend declared. Our policy states that dividends for a quarter are declared and paid from retained earnings after the close of a calendar quarter and are based on average stock balances for the then closed quarter. Our Board of Directors' decision to declare dividends is influenced by the financial condition, overall financial performance and retained earnings of the FHLB, and actual and anticipated developments in the overall economic and financial environment including, most importantly, interest rates and the mortgage and credit markets. The dividend rate is generally referenced as a spread to average short-term interest rates experienced during the quarter to help assess a competitive level for our stockholders.

A Finance Agency Capital Rule prohibits us from issuing new excess capital stock to members, either by paying stock dividends or otherwise, if before or after the issuance the amount of member excess capital stock exceeds or would exceed one percent of the FHLB's assets. Excess capital stock for this regulatory purpose is calculated as the aggregate of capital stock owned that is in excess of all membership and Mission Asset Activity requirements (as defined in our Capital Plan). At December 31, 2016, we had excess capital stock outstanding totaling less than one percent of total assets.

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

RECENT SALES OF UNREGISTERED SECURITIES

From time to time, we provide Letters of Credit in the ordinary course of business to support members' obligations issued in support of unaffiliated, third-party offerings of notes, bonds or other securities. We provided $60 million and $17 million of such credit support during 2016 and 2015. We did not provide such credit support during 2014. To the extent that these Letters of Credit are securities for purposes of the Securities Act of 1933, their issuance is exempt from registration pursuant to section 3(a)(2) thereof.

Item 6.	Selected Financial Data.

The following table presents selected Statement of Condition data, Statement of Income data and financial ratios for the five years ended December 31, 2016. The FHLB's change to the contractual interest method for amortizing premiums and accreting discounts on mortgage loans held for portfolio has been reported through retroactive application of the change in accounting principle to all periods presented.

	Year Ended December 31,
(Dollars in millions)	2016	2015	2014	2013	2012
STATEMENT OF CONDITION DATA AT PERIOD END:
Total assets	$104,635	$118,756	$106,607	$103,137	$81,540
Advances	69,882	73,292	70,406	65,270	53,944
Mortgage loans held for portfolio	9,150	7,954	6,956	6,782	7,526
Allowance for credit losses on mortgage loans	1	2	5	7	18
Investments (1)	25,334	37,356	26,007	22,364	19,950
Consolidated Obligations, net:
Discount Notes	44,690	77,199	41,232	38,210	30,840
Bonds	53,191	35,092	59,217	58,163	44,346
Total Consolidated Obligations, net	97,881	112,291	100,449	96,373	75,186
Mandatorily redeemable capital stock	35	38	63	116	211
Capital:
Capital stock - putable	4,157	4,429	4,267	4,698	4,010
Retained earnings	834	737	656	578	516
Accumulated other comprehensive loss	(13)	(13)	(17)	(9)	(11)
Total capital	4,978	5,153	4,906	5,267	4,515
STATEMENT OF INCOME DATA:
Net interest income	$363	$327	$327	$307	$288
(Reversal) provision for credit losses	—	—	—	(7)	1
Non-interest income	46	30	23	20	13
Non-interest expense	111	75	68	64	58
Affordable Housing Program assessments	30	28	28	30	27
Net income	$268	$254	$254	$240	$215
FINANCIAL RATIOS:
Dividend payout ratio (2)	63.9%	67.7%	69.5%	74.2%	65.6%
Weighted average dividend rate (3)	4.00	4.00	4.00	4.18	4.44
Return on average equity	5.35	5.04	5.16	4.72	5.69
Return on average assets	0.25	0.24	0.25	0.26	0.32
Net interest margin (4)	0.35	0.31	0.32	0.33	0.43
Average equity to average assets	4.76	4.78	4.86	5.43	5.67
Regulatory capital ratio (5)	4.80	4.38	4.68	5.23	5.81
Operating expenses to average assets (6)	0.064	0.058	0.054	0.055	0.067

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

This discussion and analysis by management of the FHLB's financial condition and results of operations should be read in conjunction with the Financial Statements and related Notes to Financial Statements contained in this Form 10-K.

Our change to the contractual interest method for amortizing premiums and accreting discounts on mortgage loans held for portfolio has been reported through retroactive application of the change in accounting principle to all periods presented. See Note 1 of the Notes to Financial Statements for related disclosures.

EXECUTIVE OVERVIEW

Financial Condition

Mission Asset Activity
The following table summarizes our financial condition.

	Year Ended December 31,
	Ending Balances		Average Balances
(In millions)	2016	2015	2016	2015
Total Assets	$104,635	$118,756	$105,425	$105,539
Mission Asset Activity:
Advances (principal)	69,907	73,242	69,214	70,355
Mortgage Purchase Program (MPP):
Mortgage loans held for portfolio (principal)	8,926	7,758	8,323	7,396
Mandatory Delivery Contracts (notional)	441	450	555	471
Total MPP	9,367	8,208	8,878	7,867
Letters of Credit (notional)	17,508	19,555	17,035	17,694
Total Mission Asset Activity	$96,782	$101,005	$95,127	$95,916

In 2016, the FHLB fulfilled its mission by providing a key source of readily available and competitively priced wholesale funding to its member financial institutions, supporting its commitment to affordable housing and community investment, and paying stockholders a competitive dividend return on their capital investment.

The balance of Mission Asset Activity – which we define as Advances, Letters of Credit, and total MPP (including purchase commitments) – was $96.8 billion at December 31, 2016, a decrease of $4.2 billion (four percent) from year-end 2015. However, the 2016 average balance of Mission Asset Activity was relatively flat compared to 2015.

The reduction in Mission Asset Activity at the end of 2016 compared to the end of 2015 was primarily driven by a decrease in the balances of Advances and Letters of Credit. Advance principal balances decreased $3.3 billion (five percent) primarily due to a reduction in borrowings from a few large-asset members along with captive insurance companies, who were required to pay off their Advances due to the membership ruling issued by the Finance Agency in January 2016. The MPP principal balance rose $1.2 billion (15 percent).

As of December 31, 2016, members funded on average 3.2 percent of their assets with Advances, and the market penetration rate was relatively stable with over 68 percent of members holding Mission Asset Activity. As in the last several years, most members continued to have modest demand for new Advance borrowings.

The growth in the MPP reflected our strategy to increase this segment as well as continued low mortgage rates, which resulted in a substantial amount of new mortgage loans available for purchase from homeowners' refinancing activity. During 2016, we purchased $2.8 billion of mortgage loans, while principal reductions totaled $1.6 billion. Residual credit risk exposure in the mortgage loan portfolio continued to be minimal.

Based on earnings in 2016, we accrued $30 million for the Affordable Housing Program (AHP) pool of funds to be available to members in 2017. In addition, we continued our voluntary sponsorship of two other housing programs, which provide resources to pay for accessibility rehabilitation and emergency repairs for special needs and elderly homeowners and to help members aid their communities following natural disasters.

Investments and Other Assets
The balance of investments at December 31, 2016 was $25.3 billion, a decrease of $12.0 billion (32 percent) from year-end 2015. Most of the reduction was driven by a decline in short-term investments used for asset liquidity, for which we carried a substantially larger-than-normal balance at the end of 2015. At December 31, 2016, investments included $14.5 billion of mortgage-backed securities and $10.8 billion of other investments, which were mostly short-term instruments held for liquidity. All of our mortgage-backed securities held at December 31, 2016 were issued and guaranteed by Fannie Mae, Freddie Mac or a U.S. agency.

Investment balances averaged $27.4 billion in 2016, similar to the average balance during 2015. We maintained an adequate amount of asset liquidity throughout 2016 under a variety of liquidity measures as discussed in the "Liquidity Risk" section of "Quantitative and Qualitative Disclosures About Risk Management."

Capital
Capital adequacy remained strong throughout 2016, surpassing all minimum regulatory capital requirements. The GAAP capital-to-assets ratio at December 31, 2016 was 4.76 percent, while the regulatory capital-to-assets ratio was 4.80 percent. Both ratios exceeded the regulatory required minimum of four percent. Regulatory capital includes mandatorily redeemable capital stock accounted for as a liability under GAAP. The amounts of GAAP and regulatory capital decreased $175 million and $178 million, respectively, in 2016, due to excess capital stock redemption requests from a larger member and repurchases of capital stock from captive insurance company members, partially offset by the growth in retained earnings.

Retained earnings totaled $834 million at December 31, 2016, an increase of $97 million (13 percent) from year-end 2015.

Results of Operations

Overall Results
The table below summarizes our results of operations.

	Year Ended December 31,
(Dollars in millions)	2016	2015	2014
Net income	$268	$254	$254
Affordable Housing Program assessments	30	28	28
Return on average equity (ROE)	5.35%	5.04%	5.16%
Return on average assets	0.25	0.24	0.25
Weighted average dividend rate	4.00	4.00	4.00
Average 3-month LIBOR	0.74	0.32	0.23
ROE spread to 3-month LIBOR	4.61	4.72	4.93
Dividend rate spread to 3-month LIBOR	3.26	3.68	3.77

Net income in 2016 increased $14 million (five percent) compared to 2015. The increase was the result of higher net interest income and non-interest income, the latter of which included $39 million in gains from the sale of securities during the fourth quarter of 2016. The increase in net interest income was primarily the result of more favorable funding costs related to variable-rate assets and growth in mortgage assets. Partially offsetting the gains in income was an increase in non-interest expense, which included a settlement of all claims related to the 2008 Lehman bankruptcy during the fourth quarter of 2016 of approximately $25 million.

We believe that our operations and financial condition will continue to generate steady and competitive profitability, reflecting the combination of a stable business model and operating environment, acceptable spreads on interest-earning assets, a relatively constant composition of assets, a consistent and conservative management of risk, a moderate increase in operating expenses, and a prudent economic use of derivative transactions. Our business model is structured to be able to absorb sharp changes in Mission Asset Activity because we can undertake commensurate reductions in liability balances and capital. Factors that can cause significant periodic earnings volatility are currently related to changes in spreads between LIBOR and our short-term funding costs, recognition of net amortization, and unrealized fair value adjustments related to the use of derivatives.

ROE in 2016 was significantly above short-term rates, while we maintained risk exposures in line with our tolerance and appetite for a moderate to low-risk profile. The spread between ROE and 3-month LIBOR is a market benchmark we believe member stockholders use to assess the competitiveness of the return on their capital investment in our company. Earnings levels continued to represent competitive returns on stockholders' capital investment.

In December 2016, we paid stockholders a quarterly 4.00 percent annualized dividend rate on their capital investment in our company. This is the same rate we have distributed in each of the last 13 quarters.

Effect of Interest Rate Environment
Trends in market interest rates strongly influence the results of operations and profitability via how they affect members' demand for Mission Asset Activity, spreads on assets, funding costs and decisions in managing the tradeoffs in our market risk/return profile. The following table presents key market interest rates (obtained from Bloomberg L.P.).

	Year 2016		Year 2015		Year 2014
	Ending	Average	Ending	Average	Ending	Average
Federal funds effective	0.55%	0.39%	0.20%	0.13%	0.06%	0.09%
3-month LIBOR	1.00	0.74	0.61	0.32	0.26	0.23
2-year LIBOR	1.45	1.00	1.18	0.88	0.90	0.62
10-year LIBOR	2.34	1.70	2.19	2.18	2.28	2.65
2-year U.S. Treasury	1.19	0.83	1.05	0.67	0.67	0.45
10-year U.S. Treasury	2.45	1.84	2.27	2.13	2.17	2.53
15-year mortgage current coupon (1)	2.49	1.94	2.32	2.13	2.10	2.34
30-year mortgage current coupon (1)	3.14	2.63	3.02	2.88	2.85	3.23

	Year 2016 by Quarter - Average
	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Federal funds effective	0.36%	0.37%	0.39%	0.45%
3-month LIBOR	0.62	0.64	0.79	0.92
2-year LIBOR	0.91	0.90	0.96	1.24
10-year LIBOR	1.78	1.61	1.43	1.99
2-year U.S. Treasury	0.84	0.77	0.72	1.00
10-year U.S. Treasury	1.92	1.75	1.56	2.13
15-year mortgage current coupon (1)	1.99	1.86	1.72	2.19
30-year mortgage current coupon (1)	2.71	2.56	2.37	2.85

(1)	Simple average of current coupon rates of Fannie Mae and Freddie Mac par mortgage-backed security indications.

The continued low interest rate environment in 2016 moderately benefited our results of operations. Because the low rate environment has persisted for nearly a decade, much of the benefit has diminished over time as many assets and liabilities have fully repriced to the low rates. However, results of operations continued to benefit from a lack of sharp changes in interest rates, especially upward movements.

In December 2016, the Federal Reserve increased its target overnight Federal funds from a 0.25 to 0.50 percent range to a 0.50 to 0.75 percent range. In addition, during 2016 LIBOR increased relative to the cost of funds for our short-term debt, which improved income because we have a substantial amount of assets tied directly or indirectly to LIBOR.

Average long-term rates were lower in 2016 compared to 2015, which increased net mortgage amortization. However, long-term rates rose in the fourth quarter. We expect the recent movements in both short- and long-term rates will have only a modest effect on results of operations and profitability, outside of temporary fluctuations from net amortization and unrealized fair value adjustments on derivatives.

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

Strategic/Business Risk
Advances: Our business is cyclical and Mission Asset Activity normally grows slowly, stabilizes, or declines in periods of difficult macro-economic conditions, when financial institutions have ample liquidity, or when there is significant growth in the money supply. Since the end of the recession in 2009, measured economic growth has resulted in relatively slow growth in consumer, mortgage and commercial loans across the broad membership both in absolute terms and relative to deposit growth. Other factors continuing to constrain widespread demand for Advances are the extremely low levels of interest rates and little deviation in Advance rates versus deposit rates, and the Federal Reserve's ongoing actions to provide an extraordinary amount of deposit-based liquidity to attempt to stimulate economic growth. We would expect to see a broad-based increase in Advance demand when the economy experiences an improved growth trend, when interest rates begin to increase over time, or if changes in Federal Reserve policy reduce other sources of liquidity available to members.

The relative balance between loan and deposit fluctuations can provide an indication of potential member Advance demand. From September 30, 2015 to September 30, 2016 (the most recent period for which data are available), aggregate loan portfolios of Fifth District depository institutions grew $132 billion (9.7 percent) while their aggregate deposit balances rose $264 billion (12.7 percent). Most of the loan and deposit growth in this period occurred from our largest members, which is consistent with the concentration of nationwide financial activity.

Excluding the five members that have over $50 billion of assets, aggregate loans increased $13.0 billion (6.5 percent) in the 12-month period while aggregate deposits grew by $10.4 billion (4.5 percent). This relative balance of loan and deposit growth contributed to the small fluctuation in Advance balances from most members.

MPP: MPP balances are influenced by conditions in the housing and mortgage markets, the competitiveness of prices we offer to purchase loans as well as program features, and activity from our largest sellers.

Our ongoing strategy for the MPP has two components: 1) increase the number of regular sellers and participants in the program; and 2) increase purchases while maintaining balances at a prudent level relative to capital and total assets to effectively manage market and credit risks consistent with our risk appetite.

Regulatory and Legislative Risk
General: The FHLBank System faces legislative and regulatory oversight. Legislative and regulatory actions applicable, directly or indirectly, to the FHLBank System in the last decade have increased uncertainty regarding the business model and membership base under which the FHLBanks may operate in the future. This is due primarily to the uncertainty around potential future GSE reform, which shows no signs of resolution, and the evolution of mortgage financing moving towards financial institutions currently not eligible for FHLBank membership. See Item 1A's "Risk Factors" for more discussion. We cannot predict the ultimate outcome of GSE reform and whether our membership base will be legislatively and regulatorily permitted to evolve in concert with the housing finance market.

Membership Requirements: In January 2016, the Finance Agency issued a rule on membership requirements. The primary changes were:

▪	banning captive insurance companies as being eligible members in an FHLBank, and

▪	clarifying matters related to defining the principal place of business for members for purposes of determining their appropriate FHLBank district.

At the end of 2015, we had 15 captive insurance company members, each of which has mortgage-based operations. As a result of this rule, all Advances made to these members were repaid during 2016 and most of their capital stock was repurchased.

The rule has not materially affected our financial condition or results of operations. However, we are concerned that the rule could constrain the ability of the FHLBanks to fulfill their mission of promoting housing finance with institutions engaged in housing finance activities. We continue to believe that captive insurance companies are important institutions in helping to deepen and diversify the flow of funds in the mortgage markets.

Market Risk
During 2016, as in 2015, the market risk exposure to changing interest rates was moderate overall and well within policy limits. We believe that profitability would not become uncompetitive unless long-term rates were to permanently increase over the next 12 months by five percentage points or more combined with short-term rates increasing to at least seven percent. We believe such a stress scenario is extremely unlikely to occur in the foreseeable future. Our market risk exposure to lower long-term interest rates, even up to two percentage points, would likely result in ROE remaining well above market interest rates.

Capital Adequacy
We believe members place a high value on their capital investment in our company. Our capital policies and Capital Plan have safeguards to ensure we meet regulatory and prudential capital requirements. Capital ratios at December 31, 2016 and all throughout the year exceeded the regulatory required minimum of four percent. We believe the amount of retained earnings is sufficient to protect against members' impairment risk of their capital stock investment in the FHLB and to provide the opportunity to stabilize or augment future dividends.

Credit Risk
In 2016, we continued to experience a de minimis level of overall residual credit risk exposure from our Credit Services, investments, and derivative transactions. We believe policies and procedures related to credit underwriting, Advance collateral management, and transactions with investment and derivative counterparties continue to fully mitigate these risks. Therefore, we have never experienced any credit losses and we continue to have no loan loss reserves or impairment recorded for these instruments. Residual credit risk exposure in the mortgage loan portfolio was minimal. The allowance for credit losses in the MPP continued to decline and was $1 million at December 31, 2016.

Liquidity Risk
Our liquidity position remained strong during 2016, as did our overall ability to fund operations through the issuance of Consolidated Obligations at acceptable interest costs. Investor demand for FHLBank System debt continued to be robust. There were no substantive stresses on market access or liquidity from external market and political events. Although we can make no assurances, we expect this to continue to be the case and believe there is only a remote possibility of a liquidity or funding crisis in the FHLBank System that could impair our ability to participate, on a cost-effective basis, in issuances of new debt, service outstanding debt, maintain adequate capitalization, or pay competitive dividends.

ANALYSIS OF FINANCIAL CONDITION

Mission Asset Activity

Mission Assets are the primary means by which we fulfill our mission with direct connections to members. We regularly monitor our balance sheet concentration of Mission Asset Activity. In 2016, our Primary Mission Asset ratio, which measures the sum of average Advances and mortgage loans as a percentage of average Consolidated Obligations, was 78 percent. This ratio exceeded the Finance Agency's preferred ratio of 70 percent. In assessing overall mission achievement, we also consider supplemental sources of Mission Asset Activity, the most significant of which is Letters of Credit issued to members.

Credit Services

Credit Activity and Advance Composition
The tables below show trends in Advance balances by major programs and in the notional amount of Letters of Credit.

(Dollars in millions)	December 31, 2016		December 31, 2015
	Balance	Percent(1)	Balance	Percent(1)
Adjustable/Variable Rate-Indexed:
LIBOR	$44,289	64%	$47,312	65%
Other	918	1	617	1
Total	45,207	65	47,929	66
Fixed-Rate:
REPO	10,786	15	10,568	14
Regular Fixed-Rate	9,618	14	9,248	13
Putable (2)	565	1	1,046	1
Amortizing/Mortgage Matched	2,596	4	2,706	4
Other	1,135	1	1,745	2
Total	24,700	35	25,313	34
Total Advances Principal	$69,907	100%	$73,242	100%

Letters of Credit (notional)	$17,508		$19,555

(Dollars in millions)	December 31, 2016		September 30, 2016		June 30, 2016		March 31, 2016
	Balance	Percent(1)	Balance	Percent(1)	Balance	Percent(1)	Balance	Percent(1)
Adjustable/Variable-Rate Indexed:
LIBOR	$44,289	64%	$45,308	66%	$46,707	63%	$47,161	69%
Other	918	1	588	1	524	1	420	—
Total	45,207	65	45,896	67	47,231	64	47,581	69
Fixed-Rate:
REPO	10,786	15	8,673	12	11,861	16	6,568	10
Regular Fixed-Rate	9,618	14	9,625	14	10,007	13	9,359	14
Putable (2)	565	1	821	1	1,019	1	1,034	1
Amortizing/Mortgage Matched	2,596	4	2,659	4	2,728	4	2,684	4
Other	1,135	1	1,133	2	1,615	2	1,401	2
Total	24,700	35	22,911	33	27,230	36	21,046	31
Other Advances	—	—	6	—	—	—	—	—
Total Advances Principal	$69,907	100%	$68,813	100%	$74,461	100%	$68,627	100%

Letters of Credit (notional)	$17,508		$16,769		$17,467		$16,757

(1)	As a percentage of total Advances principal.

(2)	Excludes Putable Advances where the related put options have expired. Such Advances are classified based on their current terms.

The decline in Advance balances comparing the end of 2016 to the end of 2015 was primarily driven by modest reductions in borrowings from a few large-asset members combined with the repayment of captive insurance companies' Advances.

Members reduced their available lines in the Letters of Credit program by $2.0 billion (10 percent) in 2016. Letters of Credit balances averaged $17.0 billion in 2016, a decrease of $0.7 billion (four percent) from the average balance during 2015. We normally earn fees on Letters of Credit based on the actual average amount of the Letters utilized, which generally is less than the notional amount issued.

Advance Usage
In addition to analyzing Advance balances by dollar trends and the number of members utilizing them, we monitor the degree to which members use Advances to fund their balance sheets. The following table shows the unweighted, average ratio of each member's Advance balance to its most-recently available figures for total assets.

	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015
Average Advances-to-Assets for Members
Assets less than $1.0 billion (602 members)	3.07%	3.01%	3.04%	2.92%	3.26%
Assets over $1.0 billion (85 members)	3.87	3.99	3.78	3.19	4.35
All members	3.17	3.13	3.12	2.95	3.37

Advance usage ratios were lower at year-end 2016 compared to year-end 2015, driven largely by the continued modest demand for Advances and the pay off and non-renewal of $6.6 billion in borrowings from captive insurance company members as required by the Finance Agency's 2016 final rule on membership requirements.

The following table shows Advance usage of members by charter type.

(Dollars in millions)	December 31, 2016		December 31, 2015
	Par Value of Advances	Percent of Total Par Value of Advances	Par Value of Advances	Percent of Total Par Value of Advances
Commercial Banks	$53,743	77%	$53,479	73%
Savings Associations	6,857	10	5,220	7
Credit Unions	1,191	2	957	1
Insurance Companies	8,043	11	13,428	19
Community Development Financial Institutions	3	—	2	—
Total member Advances	69,837	100	73,086	100
Former member borrowings	70	—	156	—
Total par value of Advances	$69,907	100%	$73,242	100%

The following tables present principal balances for the five members with the largest Advance borrowings.

(Dollars in millions)
December 31, 2016			December 31, 2015
Name	Par Value of Advances	Percent of Total Par Value of Advances	Name	Par Value of Advances	Percent of Total Par Value of Advances
JPMorgan Chase Bank, N.A.	$32,300	46%	JPMorgan Chase Bank, N.A.	$35,350	48%
U.S. Bank, N.A.	8,563	12	U.S. Bank, N.A.	10,086	14
Third Federal Savings and Loan Association	3,049	4	Capstead Insurance, LLC (1)	2,875	4
Fifth Third Bank	2,517	4	Nationwide Life Insurance Company	2,279	3
The Huntington National Bank	2,433	3	Third Federal Savings and Loan Association	2,162	3
Total of Top 5	$48,862	69%	Total of Top 5	$52,752	72%

(1)	Captive insurance company member.

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

Mortgage Loans Held for Portfolio (Mortgage Purchase Program, or MPP)

The table below shows principal purchases and reductions of loans in the MPP for each of the last two years.

(In millions)	2016	2015
Balance, beginning of year	$7,758	$6,796
Principal purchases	2,830	2,348
Principal reductions	(1,662)	(1,386)
Balance, end of year	$8,926	$7,758

The increase in principal loan balances in 2016 reflected our strategy to grow this segment of Mission Asset Activity. Most of the higher principal resulted from activity of our two largest sellers who drive program balances. In 2016, 101 members sold us mortgage loans, with the number of monthly sellers averaging 67. All loans acquired in 2016 were conventional loans.

The following tables show the percentage of principal balances from PFIs supplying five percent or more of total principal and the percentage of principal balances from all other PFIs. As shown in the table below, MPP activity is concentrated amongst a few members.

(Dollars in millions)	December 31, 2016			December 31, 2015
	Principal	% of Total		Principal	% of Total
Union Savings Bank	$2,886	32%	Union Savings Bank	$2,242	29%
Guardian Savings Bank FSB	855	10	PNC Bank, N.A. (1)	839	11
PNC Bank, N.A. (1)	660	7	Guardian Savings Bank FSB	633	8
All others	4,525	51	All others	4,044	52
Total	$8,926	100%	Total	$7,758	100%
(1)Former member.

We closely track the refinancing incentives of our mortgage assets (including loans in the MPP and mortgage-backed securities) because the option for homeowners to change their principal payments normally represents the largest portion of our market risk exposure and can affect MPP balances. MPP principal paydowns in 2016 equated to a 15 percent annual constant prepayment rate, up nominally from the 14 percent rate for all of 2015.

The MPP's composition of balances by loan type, original final maturity, and weighted-average mortgage note rate did not change materially in 2016. The weighted average mortgage note rate fell from 4.14 percent at the end of 2015 to 3.95 percent at the end of 2016. This decline reflected a continuing trend of prepayments of higher rate mortgages and purchases of lower rate mortgages in the low interest rate environment. MPP yields earned in 2016, after consideration of funding and hedging costs, continued to offer favorable returns relative to their market risk exposure.

Housing and Community Investment

In 2016, we accrued $30 million of earnings for the Affordable Housing Program, which will be awarded to members in 2017. This amount represents an increase of $2 million from 2015 due to the higher earnings in 2016.

Including funds available in 2016 from previous years, we had $28 million available for the competitive Affordable Housing Program in 2016, which we awarded to 63 projects through a single competitive offering. In addition, we disbursed $10 million to 171 members on behalf of 2,089 homebuyers through the Welcome Home Program, which assists homebuyers with down payments and closing costs. In total, just over one-third of members received approval for funding under the two Affordable Housing Programs.
Additionally, in 2016 our Board committed $1.5 million to the Carol M. Peterson Housing Fund (CMP Fund), which helped 224 homeowners, and continued its commitment to the $5 million Disaster Reconstruction Program. Both are voluntary programs beyond the 10 percent of earnings that we are required by law to set aside for the Affordable Housing Program.

Our activities to support affordable housing and economic development also include offering Advances through the Affordable Housing Program, Community Investment Program and Economic Development Program with below-market interest rates at or near zero profit for us. At the end of 2016, Advance balances under these programs totaled $419 million. AHP Advance balances have declined in recent years, reflecting our preference to distribute AHP subsidy in the form of grants.

Investments

The table below presents the ending and average balances of the investment portfolio.

(In millions)	2016		2015
	Ending Balance	Average Balance	Ending Balance	Average Balance
Liquidity investments	$10,818	$12,177	$22,110	$12,590
Mortgage-backed securities	14,516	15,061	15,246	14,664
Other investments (1)	—	144	—	85
Total investments	$25,334	$27,382	$37,356	$27,339

(1)
The average balance includes the rights or obligations to cash collateral, which are included in the fair value of derivative assets or derivative liabilities on the Statements of Condition at period end.

We continued to maintain an adequate amount of asset liquidity. Liquidity investment levels can vary significantly based on liquidity needs, the availability of acceptable net spreads, the number of eligible counterparties that meet our unsecured credit risk criteria, and changes in the amount of Mission Assets. It is normal for liquidity investments to vary by up to several billion dollars on a daily basis. We conservatively carried a larger amount of liquidity to satisfy any potential member borrowing needs leading up to year-end 2015 during a period in which accessing additional liquidity was thought to present greater challenges. In 2016, we reduced liquidity investments closer to historical levels, ending the year at $10.8 billion.

Our overarching strategy for balances of mortgage-backed securities is to keep holdings as close as possible to the regulatory maximum of three times regulatory capital, subject to the availability of securities that we believe provide acceptable risk/return tradeoffs. The ratio of mortgage-backed securities to regulatory capital was 2.89 at December 31, 2016. The balance of mortgage-backed securities at December 31, 2016 consisted of $11.3 billion of securities issued by Fannie Mae or Freddie Mac (of which $4.1 billion were floating-rate securities), $0.7 billion of floating-rate securities issued by the National Credit Union Administration (NCUA), and $2.5 billion of securities issued by Ginnie Mae (which are primarily fixed rate). We held no private-label mortgage-backed securities.
The table below shows principal purchases, paydowns and sales of our mortgage-backed securities for each of the last two years.

(In millions)	Mortgage-backed Securities Principal
	2016	2015
Balance, beginning of year	$15,203	$14,715
Principal purchases	3,016	3,099
Principal paydowns	(2,925)	(2,611)
Principal sales	(807)	—
Balance, end of year	$14,487	$15,203

Principal paydowns in 2016 equated to an 18 percent annual constant prepayment rate, compared to the 16 percent rate in 2015. The securities sold were composed of securities that had less than 15 percent of the original acquired principal outstanding at the time of the sale.

Consolidated Obligations

The table below presents the ending and average balances of our participations in Consolidated Obligations.

(In millions)	2016		2015
	Ending Balance	Average Balance	Ending Balance	Average Balance
Discount Notes:
Par	$44,711	$49,853	$77,225	$52,714
Discount	(21)	(18)	(26)	(8)
Total Discount Notes	44,690	49,835	77,199	52,706
Bonds:
Unswapped fixed-rate	25,373	26,495	26,962	26,350
Unswapped adjustable-rate	18,290	14,512	4,065	13,385
Swapped fixed-rate	9,510	7,959	4,010	6,489
Total par Bonds	53,173	48,966	35,037	46,224
Other items (1)	18	68	55	90
Total Bonds	53,191	49,034	35,092	46,314
Total Consolidated Obligations (2)	$97,881	$98,869	$112,291	$99,020

(1)	Includes unamortized premiums/discounts, fair value option valuation adjustments, hedging and other basis adjustments.

(2)
The 11 FHLBanks have joint and several liability for the par amount of all of the Consolidated Obligations issued on their behalves. The par amount of the outstanding Consolidated Obligations for all of the FHLBanks was (in millions) $989,311 and $905,202 at December 31, 2016 and 2015, respectively.

We fund LIBOR-indexed assets with Discount Notes, adjustable-rate Bonds, and swapped fixed-rate Bonds because they give us the ability to effectively match the LIBOR reset periods embedded in these assets. In the second half of 2015, we shifted the composition of this funding more towards Discount Notes, which provided lower funding costs and was in response to growth in Advance balances and liquidity investments. By contrast, during 2016, we began to shift the composition of shorter-term funding away from Discount Notes towards adjustable-rate LIBOR Bonds and fixed-rate Bonds swapped to adjustable-rate LIBOR, which normally have longer maturities than Discount Notes. We took these actions in 2016, and are continuing to do so in 2017, in order to return our funding composition to historical levels. The intent is to lower exposure to compression in spreads between LIBOR and Discount Notes and unexpected liquidity risk. This change in funding composition, which has increased our funding costs, has also reduced the income benefits associated with the elevated spreads in 2016 (compared to historical averages) between LIBOR-indexed assets and interest paid on Discount Notes.

The composition of unswapped fixed-rate Bonds, which typically have initial maturities greater than one year, was relatively stable in 2016 compared to 2015. The following table shows the allocation on December 31, 2016 of unswapped fixed-rate Bonds according to their final remaining maturity and next call date (for callable Bonds). We believe that the allocations of Bonds among these classifications provide effective mitigation of market risk exposure to both higher and lower interest rates.

(In millions)	Year of Maturity				Year of Next Call
	Callable	Noncallable	Amortizing	Total	Callable
Due in 1 year or less	$150	$3,648	$—	$3,798	$5,394
Due after 1 year through 2 years	630	3,467	—	4,097	70
Due after 2 years through 3 years	659	3,602	—	4,261	209
Due after 3 years through 4 years	746	2,805	—	3,551	—
Due after 4 years through 5 years	1,006	2,164	—	3,170	—
Thereafter	2,482	4,014	—	6,496	—
Total	$5,673	$19,700	$—	$25,373	$5,673

Deposits

Total deposits with us are normally a relatively minor source of low-cost funding. Total interest bearing deposits at December 31, 2016 were $0.8 billion, a decrease of five percent from year-end 2015. The average balance of total interest bearing deposits in 2016 was $0.8 billion, similar to the average balance during 2015.

Derivatives Hedging Activity and Liquidity

Our use of and accounting for derivatives is discussed in the "Effect of the Use of Derivatives on Net Interest Income" section in "Results of Operations." Liquidity is discussed in the "Liquidity Risk" section in “Quantitative and Qualitative Disclosures About Risk Management.”

Capital Resources

The following tables present capital amounts and capital-to-assets ratios, on both a GAAP and regulatory basis.

	Year Ended December 31,
(In millions)	2016		2015
	Period End	Average	Period End	Average
GAAP and Regulatory Capital
GAAP Capital Stock	$4,157	$4,214	$4,429	$4,344
Mandatorily Redeemable Capital Stock	35	88	38	61
Regulatory Capital Stock	4,192	4,302	4,467	4,405
Retained Earnings	834	813	737	715
Regulatory Capital	$5,026	$5,115	$5,204	$5,120

	2016		2015
	Period End	Average	Period End	Average
GAAP and Regulatory Capital-to-Assets Ratio
GAAP	4.76%	4.76%	4.34%	4.78%
Regulatory (1)	4.80	4.85	4.38	4.85

(1)	At all times, the FHLBanks must maintain at least a four percent minimum regulatory capital-to-assets ratio.

We consider the regulatory ratio to be a better representation of financial leverage than the GAAP ratio because, although the GAAP ratio treats mandatorily redeemable capital stock as a liability, it protects investors in our debt in the same manner as GAAP capital stock and retained earnings.

The following table presents the sources of change in regulatory capital stock balances in 2016 and 2015.

(In millions)	2016	2015
Regulatory stock balance at beginning of year	$4,467	$4,330
Stock purchases:
Membership stock	34	13
Activity stock	58	178
Stock repurchases/redemptions:
Redemption of member excess	(285)	(1)
Withdrawals	(82)	(53)
Regulatory stock balance at the end of the year	$4,192	$4,467

The decrease in our regulatory capital stock balance during 2016 was driven by excess capital stock redemption requests from a larger member and repurchases of captive insurance company members' capital stock.

The table below shows the amount of excess capital stock.

(In millions)	December 31, 2016	December 31, 2015
Excess capital stock (Capital Plan definition)	$347	$461
Cooperative utilization of capital stock	$525	$521
Mission Asset Activity capitalized with cooperative capital stock	$13,133	$13,034

A portion of capital stock is excess, meaning it is not required as a condition to being a member and not required to capitalize Mission Asset Activity. Excess capital stock provides a base of capital to manage financial leverage at prudent levels, augments loss protections for bondholders, and capitalizes a portion of growth in Mission Assets. The amount of excess capital stock, as defined by our Capital Plan, was $347 million at December 31, 2016, which was within our preferred range of $200 million to $700 million.

Retained earnings increased by $97 million (13 percent) from year-end 2015, while we maintained a competitive 4.00 percent dividend rate in each quarter of 2016.

Membership and Stockholders

In 2016, we added 12 new member stockholders and lost 24 members, ending the year at 687 member stockholders. Sixteen of the members lost merged with other Fifth District members and, therefore, the impact on our earnings and Mission Asset Activity was small.

In 2016, there were no material changes in the allocation of membership by state, charter type, or asset size. At the end of 2016, the composition of membership by state was Ohio with 306, Kentucky with 192, and Tennessee with 189.

The Finance Agency issued a final rule on FHLBank membership in January 2016. This rule imposes new membership requirements and eliminates captive insurance companies from FHLBank membership. The rule required that certain captive insurance companies, which represented 15 members totaling $6.6 billion in Advances at December 31, 2015, pay off existing Advances by February 2017 and cease any new borrowings. All Advances to these members were repaid by the end of 2016. The subsequent loss of this membership segment did not significantly affect our financial condition or results of operations.

The following table provides the number of member stockholders by charter type.

	December 31,
	2016	2015
Commercial Banks	402	418
Savings Associations	96	99
Credit Unions	130	124
Insurance Companies	55	54
Community Development Financial Institutions	4	4
Total	687	699

The following table provides the ownership of capital stock by charter type.

(In millions)	December 31,
	2016	2015
Commercial Banks	$3,224	$3,425
Savings Associations	391	378
Credit Unions	141	128
Insurance Companies	400	497
Community Development Financial Institutions	1	1
Total GAAP Capital Stock	4,157	4,429
Mandatorily Redeemable Capital Stock	35	38
Total Regulatory Capital Stock	$4,192	$4,467

Credit union members hold relatively less stock than their membership proportion because they tend to be smaller than the average member and borrow less. Insurance company members hold relatively more stock than their membership proportion because they tend to be larger than the average member and borrow more.

The following table provides a summary of member stockholders by asset size.

	December 31,
Member Asset Size (1)	2016	2015
Up to $100 million	172	177
> $100 up to $500 million	359	370
> $500 million up to $1 billion	71	76
> $1 billion	85	76
Total Member Stockholders	687	699

(1)	The December 31 membership composition reflects members' assets as of the most-recently available figures for total assets.

Most members are smaller community financial institutions, with 77 percent having assets up to $500 million. As noted elsewhere, having larger members is important to help achieve our mission objectives, including providing valuable products and services to all members.

RESULTS OF OPERATIONS

Components of Earnings and Return on Equity

The following table is a summary income statement for the last three years. Each ROE percentage is computed by dividing income or expense for the category by the average amount of stockholders' equity for the period.

(Dollars in millions)	2016		2015		2014
	Amount	ROE (1)	Amount	ROE (1)	Amount	ROE (1)
Net interest income	$363	7.24%	$327	6.50%	$327	6.64%
Reversal for credit losses	—	—	—	—	—	(0.01)
Net interest income after reversal for credit losses	363	7.24	327	6.50	327	6.65
Non-interest income:
Net realized gains from sale of held-to-maturity securities	39	0.77	—	—	—	—
Net (losses) gains on derivatives and hedging activities	(47)	(0.95)	13	0.26	7	0.14
Net gains on financial instruments held under fair value option	40	0.81	1	0.02	2	0.04
Other non-interest income, net	14	0.29	16	0.31	14	0.28
Total non-interest income	46	0.92	30	0.59	23	0.46
Total revenue	409	8.16	357	7.09	350	7.11
Non-interest expense	111	2.21	75	1.50	68	1.39
Affordable Housing Program assessments	30	0.60	28	0.55	28	0.56
Net income	$268	5.35%	$254	5.04%	$254	5.16%

(1)	The ROE amounts have been computed using dollars in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) in this table may produce nominally different results.

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

▪
Earnings from funding assets with capital (“earnings from capital”). Because of our relatively low net interest rate spread compared to other financial institutions, we have historically derived a substantial portion of net interest income from deploying interest-free capital in interest-earning assets. We deploy much of the capital in short-term and adjustable-rate assets in order to help ensure that ROE moves in the same direction as short-term interest rates and to help control market risk exposure.

The following table shows the major components of net interest income. Reasons for the variance in net interest income between the periods are discussed below.

(Dollars in millions)	2016		2015		2014
	Amount	% of Earning Assets	Amount	% of Earning Assets	Amount	% of Earning Assets
Components of net interest rate spread:
Net (amortization)/accretion (1) (2)	$(54)	(0.05)%	$(24)	(0.02)%	$(1)	—%
Prepayment fees on Advances, net (2)	10	0.01	3	—	4	—
Other components of net interest rate spread	360	0.34	314	0.30	291	0.29
Total net interest rate spread	316	0.30	293	0.28	294	0.29
Earnings from funding assets with interest-free capital	47	0.05	34	0.03	33	0.03
Total net interest income/net interest margin (3)	$363	0.35%	$327	0.31%	$327	0.32%

(1)	Includes (amortization)/accretion of premiums/discounts on mortgage assets and Consolidated Obligations and deferred transaction costs (concession fees) for Consolidated Obligations.

(2)	These components of net interest rate spread have been segregated to display their relative impact.

(3)	Net interest margin is net interest income before (reversal)/provision for credit losses as a percentage of average total interest earning assets.

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

Amortization increased substantially in 2016 compared to 2015 primarily because of an acceleration in prepayment speeds as long-term interest rates generally declined during the first three quarters of 2016. Amortization was lower than normal in 2014 due to a decline in prepayment speeds in response to higher mortgage rates.

Prepayment Fees on Advances: Fees for members' early repayment of certain Advances are designed to make us economically indifferent to whether members hold Advances to maturity or repay them before maturity. Advance prepayment fees increased in 2016 compared to 2015 primarily due to the prepayment of Advances related to an in-district merger in the third quarter of 2016. Although Advance prepayment fees were moderate in 2016, they were minimal in 2015 and 2014.

Other Components of Net Interest Rate Spread: Excluding net amortization and prepayment fees, the total other components of net interest rate spread increased $46 million in 2016 compared to 2015, compared to an increase of $23 million in 2015 over 2014. The following factors primarily accounted for the net increase.

2016 Versus 2015

▪
Funding of LIBOR-indexed assets-Favorable: Net interest income on LIBOR-indexed assets increased by an estimated $25 million primarily because their yields rose by more than the rates on Discount Notes and adjustable-rate Bonds funding them. These spreads widened in part due to new regulatory requirements for the money market industry, which were effective in October 2016. These new requirements have raised investor demand for short-term government and GSE debt compared to prime institutional funds. This factor was partially offset by a decrease in the average amount of LIBOR-indexed assets funded by lower-cost Discount Notes.

▪	Growth in MPP Balances-Favorable: A $1.0 billion higher average balance of MPP loans increased net interest income by an estimated $12 million.

▪
Higher spreads on liquidity investments-Favorable: Higher spreads earned on liquidity investments increased net interest income by an estimated $4 million. The increase in spreads was primarily driven by the larger increase in rates earned on liquidity investments relative to their associated funding.

▪
Higher spreads on MPP loans-Favorable: An increase in the spread earned on mortgage loans improved net interest income by an estimated $3 million. The increase was driven by additional utilization of hedging with derivatives (swaptions) and the decision to call and replace debt at lower rates driven by declines in long-term interest rates. These factors were partially offset by continued paydowns of higher-yielding mortgage assets and low-cost debt.

▪	Higher spreads on mortgage-backed securities-Favorable: Higher spreads earned on new mortgage-backed securities increased net interest income by an estimated $3 million.

2015 Versus 2014

▪
Growth in Mission Assets-Favorable: Higher balances of Mission Assets increased net interest income by an estimated $19 million. This was comprised of $8 million from a $3.8 billion increase in average Advance balances and $11 million from a $0.8 billion increase in average MPP balances.

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

Earnings from Capital: The earnings from funding assets with interest-free capital increased $13 million in 2016 compared to 2015 due to modestly higher interest rates driven in part by the Federal Reserve's decision to raise short-term rates and the increase in LIBOR. The earnings from funding assets with interest-free capital did not change significantly in 2015 compared to 2014 due to the continued low interest rate environment.

Average Balance Sheet and Rates
The following table provides average balances and rates for major balance sheet accounts, which determine the changes in the net interest rate spread. All data include the impact of interest rate swaps, which we allocate to each asset and liability category according to their designated hedging relationship.

(Dollars in millions)	2016			2015			2014
	Average Balance	Interest	Average Rate (1)	Average Balance	Interest	Average Rate (1)	Average Balance	Interest	Average Rate (1)
Assets
Advances	$69,282	$587	0.85%	$70,458	$369	0.52%	$66,642	$318	0.48%
Mortgage loans held for portfolio (2)	8,541	261	3.06	7,581	251	3.32	6,766	247	3.64
Federal funds sold and securities purchased under resale agreements	11,218	44	0.39	11,493	14	0.12	9,673	7	0.07
Interest-bearing deposits in banks (3) (4) (5)	1,071	6	0.57	1,141	2	0.20	2,244	3	0.15
Mortgage-backed securities	15,061	325	2.16	14,664	326	2.22	15,594	343	2.20
Other investments (4)	32	—	0.44	41	—	0.11	37	—	0.08
Loans to other FHLBanks	3	—	0.41	—	—	—	—	—	—
Total interest-earning assets	105,208	1,223	1.16	105,378	962	0.92	100,956	918	0.91
Less: allowance for credit losses on mortgage loans	1			2			6
Other assets	218			163			169
Total assets	$105,425			$105,539			$101,119
Liabilities and Capital
Term deposits	$100	—	0.35	$132	—	0.20	$93	—	0.19
Other interest bearing deposits (5)	734	1	0.13	704	—	0.01	753	—	0.01
Discount Notes	49,835	174	0.35	52,706	65	0.12	35,992	28	0.08
Unswapped fixed-rate Bonds	26,549	532	2.00	26,425	528	2.00	25,605	519	2.03
Unswapped adjustable-rate Bonds	14,512	84	0.58	13,385	21	0.15	29,355	33	0.11
Swapped Bonds	7,973	66	0.83	6,504	19	0.29	3,721	7	0.20
Mandatorily redeemable capital stock	88	3	4.01	61	2	4.00	105	4	4.01
Other borrowings	—	—	0.37	—	—	—	—	—	—
Total interest-bearing liabilities	99,791	860	0.86	99,917	635	0.64	95,624	591	0.62
Non-interest bearing deposits	1			—			4
Other liabilities	618			578			573
Total capital	5,015			5,044			4,918
Total liabilities and capital	$105,425			$105,539			$101,119

Net interest rate spread			0.30%			0.28%			0.29%
Net interest income and net interest margin (6)		$363	0.35%		$327	0.31%		$327	0.32%
Average interest-earning assets to interest-bearing liabilities			105.43%			105.47%			105.57%

(1)	Amounts used to calculate average rates are based on dollars in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

(2)	Non-accrual loans are included in average balances used to determine average rate.

(3)	Includes certificates of deposit and bank notes that are classified as available-for-sale securities.

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

2016 Versus 2015: The net interest rate spread and net interest margin were higher in 2016 compared to 2015 because the increase in other components of net interest rate spread, as discussed in the previous section, offset the increase in the recognition of net amortization.

Rates on shorter-term interest-earning assets (short-term Advances, Federal funds sold and securities purchased under resale agreements, and interest-bearing deposits in banks) rose in 2016 compared to 2015 following the increase in the Federal funds target rate in December 2015 and subsequent increases in short-term LIBOR that occurred throughout 2016. However, long-term rates fell year-over-year resulting in a compression between rates earned on short-term interest-earning assets relative to long-term assets. The result was an increase in the net average rate on total interest-earning assets of 0.24 percentage points in 2016 compared to 2015, after only a 0.01 percentage points change in 2015 over 2014.

The increase in average rates on total interest-bearing liabilities was driven by higher rates on shorter-term liabilities that reset similar to short-term assets, which represent the largest component of our liability portfolio.

The net impact was an overall increase in net interest spread and margin, with the largest contributing factor being the proportionally larger increase in rates earned on LIBOR-indexed assets relative to associated funding.

2015 Versus 2014: The net interest spread and net interest margin remained stable as the higher recognition of mortgage premium amortization was offset by the net other components of net interest rate spread discussed in the previous section.

Volume/Rate Analysis
Changes in both average balances (volume) and interest rates influence changes in net interest income. The following table summarizes these changes and trends in interest income and interest expense.

(In millions)	2016 over 2015			2015 over 2014
	Volume (1)(3)	Rate (2)(3)	Total	Volume (1)(3)	Rate (2)(3)	Total
Increase (decrease) in interest income
Advances	$(6)	$224	$218	$19	$32	$51
Mortgage loans held for portfolio	31	(21)	10	27	(23)	4
Federal funds sold and securities purchased under resale agreements	—	30	30	1	6	7
Interest-bearing deposits in banks	—	4	4	(2)	1	(1)
Mortgage-backed securities	8	(9)	(1)	(20)	3	(17)
Other investments	—	—	—	—	—	—
Loans to other FHLBanks	—	—	—	—	—	—
Total	33	228	261	25	19	44
Increase (decrease) in interest expense
Term deposits	—	—	—	—	—	—
Other interest-bearing deposits	—	1	1	—	—	—
Discount Notes	(3)	112	109	16	21	37
Unswapped fixed-rate Bonds	2	2	4	17	(8)	9
Unswapped adjustable-rate Bonds	2	61	63	(22)	10	(12)
Swapped Bonds	5	42	47	7	5	12
Mandatorily redeemable capital stock	1	—	1	(2)	—	(2)
Other borrowings	—	—	—	—	—	—
Total	7	218	225	16	28	44
Increase (decrease) in net interest income	$26	$10	$36	$9	$(9)	$—

(1)	Volume changes are calculated as the change in volume multiplied by the prior year rate.

(2)	Rate changes are calculated as the change in rate multiplied by the prior year average balance.

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

(In millions)	2016	2015	2014
Advances:
Amortization of hedging activities in net interest income	$(3)	$(3)	$(3)
Net interest settlements included in net interest income	(60)	(84)	(91)
Mortgage loans:
Amortization of derivative fair value adjustments in net interest income	(7)	(5)	(2)
Consolidated Obligation Bonds:
Net interest settlements included in net interest income	8	20	18
Decrease to net interest income	$(62)	$(72)	$(78)

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

Credit Losses

Delinquency trends in the MPP declined over the last three years as the housing market improved, resulting in no provision for estimated incurred credit losses in 2016 and 2015 and a $0.5 million reversal for estimated incurred credit losses in 2014. Further information is in the "Credit Risk - MPP" section in "Quantitative and Qualitative Disclosures About Risk Management" and Note 10 of the Notes to Financial Statements.

Non-Interest Income and Non-Interest Expense

The following table presents non-interest income and non-interest expense for each of the last three years.

(Dollars in millions)	2016	2015	2014
Non-interest income
Net realized gains from sale of held-to-maturity securities	$39	$—	$—
Net (losses) gains on derivatives and hedging activities	(47)	13	7
Net gains on financial instruments held under fair value option	40	1	2
Other non-interest income, net	14	16	14
Total non-interest income	$46	$30	$23
Non-interest expense
Compensation and benefits	$42	$40	$37
Other operating expense	26	22	17
Finance Agency	6	7	7
Office of Finance	4	4	4
Litigation settlement	25	—	—
Other	8	2	3
Total non-interest expense	$111	$75	$68
Average total assets	$105,425	$105,539	$101,119
Average regulatory capital	5,115	5,120	5,030
Total non-interest expense to average total assets (1)	0.11%	0.07%	0.07%
Total non-interest expense to average regulatory capital (1)	2.17	1.48	1.36

(1)	Amounts used to calculate percentages are based on dollars in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

Non-interest income increased in 2016 compared to 2015 primarily due to $39 million in gains from the sale of securities during the fourth quarter of 2016. Each of the securities sold had less than 15 percent of the original acquired principal remaining and were sold under our periodic clean-up process. These gains were partially offset by unrealized losses from changes in market values on derivatives used to hedge certain Consolidated Obligations, net of unrealized market value gains on these Obligations, which are held at fair value. The table below presents further information on the effect of derivatives and hedging activities on non-interest income.

Non-interest expense increased in 2016 primarily due to a settlement in December 2016 of all claims related to the 2008 Lehman bankruptcy of approximately $25 million, and secondarily, higher operating expenses driven primarily by legal fees and other non-interest expense. The latter increase resulted primarily from more recognition of issuance costs (concession fees) on Consolidated Obligations held at fair value.

Non-interest income increased in 2015 compared to 2014 primarily from larger gains on derivatives and hedging activities in 2015 compared to 2014, as presented in the table below. The change in non-interest expense in 2015 resulted primarily from higher legal fees and compensation and benefits.

Effect of Derivatives and Hedging Activities on Non-Interest Income
The following tables present the net effect of derivatives and hedging activities on non-interest income.

(In millions)	2016
	Advances	Mortgage Loans	Consolidated Obligation Bonds	Balance Sheet	Total
Net effect of derivatives and hedging activities
Gains on fair value hedges	$1	$—	$—	$—	$1
Gains (losses) on derivatives not receiving hedge accounting	—	3	(57)	6	(48)
Total net gains (losses) on derivatives and hedging activities	1	3	(57)	6	(47)
Net gains on financial instruments held under fair value option (1)	—	—	40	—	40
Total net effect on non-interest income	$1	$3	$(17)	$6	$(7)

(In millions)	2015
	Advances	Mortgage Loans	Consolidated Obligation Bonds	Balance Sheet	Total
Net effect of derivatives and hedging activities
Gains on fair value hedges	$2	$—	$1	$—	$3
Gains on derivatives not receiving hedge accounting	1	1	8	—	10
Total net gains on derivatives and hedging activities	3	1	9	—	13
Net gains on financial instruments held under fair value option (1)	—	—	1	—	1
Total net effect on non-interest income	$3	$1	$10	$—	$14

(In millions)	2014
	Advances	Mortgage Loans	Consolidated Obligation Bonds	Balance Sheet	Total
Net effect of derivatives and hedging activities
Gains on fair value hedges	$5	$—	$—	$—	$5
Gains on derivatives not receiving hedge accounting	—	—	2	—	2
Total net gains on derivatives and hedging activities	5	—	2	—	7
Net gains on financial instruments held under fair value option (1)	—	—	2	—	2
Total net effect on non-interest income	$5	$—	$4	$—	$9

(1)	Includes only those gains or losses on financial instruments held at fair value that have an economic derivative "assigned."

The total amount of income volatility in derivatives and hedging activities during 2016, 2015, and 2014 was moderate compared to the notional principal amounts and consistent with the close hedging relationships of our derivative transactions. Income volatility in derivatives and hedging activities mostly represents unrealized fair value gains and losses. The volatility created by these fair value fluctuations is not expected to result in material realized gains or losses since we typically hold the associated instruments to maturity.

Analysis of Quarterly ROE

The following table summarizes the components of 2016's quarterly ROE and provides quarterly ROE for 2015 and 2014.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Components of 2016 ROE:
Net interest income:
Other net interest income	7.65%	7.77%	8.18%	8.90%	8.12%
Net amortization	(0.75)	(1.28)	(1.20)	(1.09)	(1.08)
Prepayment fees	0.18	0.15	0.41	0.05	0.20
Net interest income after reversal for credit losses	7.08	6.64	7.39	7.86	7.24
Net gains (losses) on derivatives and hedging activities	0.45	1.80	(1.39)	(4.62)	(0.95)
Other non-interest (loss) income	(0.79)	(1.27)	1.06	8.46	1.87
Total non-interest (loss) income	(0.34)	0.53	(0.33)	3.84	0.92
Total revenue	6.74	7.17	7.06	11.70	8.16
Total non-interest expense	1.73	1.68	1.70	3.75	2.21
Affordable Housing Program assessments	0.51	0.56	0.54	0.80	0.60
2016 ROE	4.50%	4.93%	4.82%	7.15%	5.35%

2015 ROE	5.32%	4.70%	5.23%	4.93%	5.04%

2014 ROE	4.78%	5.33%	4.92%	5.63%	5.16%

ROE in the fourth quarter of 2016 was higher than the first three quarters of 2016 primarily due to the gains from the sale of securities and the higher spreads earned on LIBOR-indexed assets that were driven by the larger increase in rates earned on these assets relative to their associated funding. These favorable factors were partially offset by the litigation settlement, discussed above.

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

(Dollars in millions)	Traditional Member Finance	MPP	Total
2016
Net interest income after reversal for credit losses	$288	$75	$363
Net income	$205	$63	$268
Average assets	$96,855	$8,570	$105,425
Assumed average capital allocation	$4,607	$408	$5,015
Return on average assets (1)	0.21%	0.73%	0.25%
Return on average equity (1)	4.45%	15.44%	5.35%

2015
Net interest income after reversal for credit losses	$250	$77	$327
Net income	$192	$62	$254
Average assets	$97,932	$7,607	$105,539
Assumed average capital allocation	$4,680	$364	$5,044
Return on average assets (1)	0.20%	0.82%	0.24%
Return on average equity (1)	4.10%	17.14%	5.04%

2014
Net interest income after reversal for credit losses	$238	$89	$327
Net income	$181	$73	$254
Average assets	$94,333	$6,786	$101,119
Assumed average capital allocation	$4,588	$330	$4,918
Return on average assets (1)	0.19%	1.08%	0.25%
Return on average equity (1)	3.94%	22.16%	5.16%

(1)	Amounts used to calculate returns are based on numbers in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

Traditional Member Finance Segment
2016 Versus 2015: The increase in net income was due primarily to gains from the sale of securities during the fourth quarter of 2016 and higher spreads earned on LIBOR-indexed assets that were driven by the larger increase in rates earned on these assets relative to their associated funding. These positive factors were partially offset by a settlement during the fourth quarter of 2016 of all claims related to the 2008 Lehman bankruptcy and net unrealized losses on derivatives and hedging activities, as discussed above.

2015 Versus 2014: The increase in net income was due to higher spreads earned on Advances primarily from lower funding costs as a result of using more Discount Notes, growth in average Advance balances, and larger unrealized net gains on derivatives and hedging activities. These items were partially offset by lower average balances on mortgage-backed securities.

MPP Segment
Compared to the Traditional Member Finance segment, the MPP segment can exhibit more earnings volatility relative to short-term interest rates and more credit risk exposure. However, the MPP segment also provides the opportunity for enhancing risk-

adjusted returns, which normally augments earnings. Although mortgage assets are the largest source of our market risk, we believe that we have historically managed this risk prudently and consistently with our risk appetite and corporate objectives. We also believe that these assets do not excessively elevate the balance sheet's overall market risk exposure.

The MPP continued to earn a substantial level of profitability compared to market interest rates, with a moderate amount of market risk and small amount of credit risk. In 2016, the MPP averaged eight percent of total average assets while accounting for 23 percent of earnings.

2016 Versus 2015: Net income increased slightly in 2016 compared to 2015 due primarily to growth in MPP balances and a higher net spread, resulting from an increase in the use of swaptions to hedge interest rate risk and the decision to call and replace debt at lower rates. These favorable factors were mostly offset by the increased amortization of purchased mortgage premiums as a result of lower long-term interest rates in the first three quarters of 2016. Secondarily, profitability decreased due to the paydown of higher-yielding mortgage loans and low-cost debt.

2015 Versus 2014: Net interest income decreased resulting from higher net amortization expense and the paydown of higher-yielding mortgage assets and low-cost debt, which were partially offset by growth in MPP balances.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT RISK MANAGEMENT

Overview

We face various risks that could affect the ability to achieve our mission and corporate objectives. We generally categorize risks as: 1) business/strategic risk, 2) regulatory/legislative risk, 3) market risk (also referred to as interest rate or prepayment risk), 4) credit risk, 5) capital adequacy (capital risk), 6) funding/liquidity risk, 7) concentration risk, 8) accounting risk, and 9) operational risk. Our Board of Directors establishes objectives regarding risk philosophy, risk appetite, risk tolerances, and financial performance expectations. Market, capital, credit, liquidity, concentration, and operational risks are discussed below. Other risks are discussed throughout this filing.

We strive to maintain a risk profile that ensures we operate safely and soundly, promotes prudent growth in Mission Asset Activity, consistently generates competitive earnings, and protects the par value of members' capital stock investment. We believe our business is financially sound and adequately capitalized on a risk-adjusted basis.

We practice this conservative risk philosophy in many ways:

▪	We operate with moderate market risk and limited residual credit risk, liquidity risk, operational risk, and capital impairment risk.

▪	We have a priority to ensure competitive and relatively stable profitability.

▪	We make conservative investment choices in terms of the types of investments we purchase and counterparties with which we engage.

▪	We use derivatives to hedge individual assets and liabilities and to help hedge market risk exposure.

▪	We maintain a prudent amount of financial leverage.

▪	We are judicious in instituting regular, large-scale, district-wide repurchases of excess stock.

▪	We hold a significant amount of retained earnings that we believe is consistent with protecting the par value of capital stock and providing for dividend stabilization.

▪	We create a working and operating environment that emphasizes a stable employee base.

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

The primary challenges in managing market risk exposure arise from 1) the tradeoff between earning a competitive return and correlating profitability with short-term interest rates and 2) the market risk exposure of owning mortgage assets. Mortgage assets grant homeowners prepayment options that could adversely affect our financial performance when interest rates increase or decrease. We mitigate the market risk of mortgage assets primarily by funding them principally with a portfolio of long-term fixed-rate callable and noncallable Bonds and, secondarily, with swaptions derivative transactions. The Bonds and swaptions provide expected cash flows that are similar to the cash flows expected from mortgage assets under a wide range of interest rate and prepayment environments. Because it is normally cost-prohibitive to completely mitigate mortgage prepayment risk, a residual amount of market risk normally remains after funding and hedging activities.

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

In practice we carry a substantially smaller amount of market risk exposure by establishing a strategic management range that is well within policy limits.

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

Market Value of Equity

(Dollars in millions)	Down 300	Down 200	Down 100	Flat Rates	Up 100	Up 200	Up 300
Average Results
2016 Full Year
Market Value of Equity	$4,571	$4,595	$4,720	$4,843	$4,791	$4,655	$4,509
% Change from Flat Case	(5.6)%	(5.1)%	(2.5)%	—	(1.1)%	(3.9)%	(6.9)%
2015 Full Year
Market Value of Equity	$4,697	$4,792	$4,958	$4,969	$4,875	$4,729	$4,568
% Change from Flat Case	(5.5)%	(3.6)%	(0.2)%	—	(1.9)%	(4.8)%	(8.1)%
Month-End Results
December 31, 2016
Market Value of Equity	$4,587	$4,660	$4,803	$4,770	$4,654	$4,543	$4,457
% Change from Flat Case	(3.8)%	(2.3)%	0.7%	—	(2.4)%	(4.8)%	(6.6)%
December 31, 2015
Market Value of Equity	$4,565	$4,652	$4,849	$4,888	$4,795	$4,656	$4,507
% Change from Flat Case	(6.6)%	(4.8)%	(0.8)%	—	(1.9)%	(4.7)%	(7.8)%

Duration of Equity

(In years)	Down 300	Down 200	Down 100	Flat Rates	Up 100	Up 200	Up 300
Average Results
2016 Full Year	(2.3)	(2.8)	(3.4)	(0.8)	2.3	3.1	3.3
2015 Full Year	(5.7)	(4.6)	(1.7)	1.0	2.8	3.4	3.5
Month-End Results
December 31, 2016	(2.0)	(3.7)	(1.7)	1.8	2.5	2.0	1.8
December 31, 2015	(6.9)	(5.7)	(2.8)	0.6	2.8	3.3	3.2

During 2016, as in 2015, consistent with our historical practice and risk appetite, we positioned market risk exposure to changing interest rates at a moderate level and well within policy limits. The dollar amount of equity exposure for any individual rate shock can be obtained by multiplying the percentage change of the market value of equity by the amount of total capital. The durations of equity provide an estimate of the change in market value of equity for a 1.00 percentage point further change in interest rates from the rate shock level.

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

Market Risk Exposure of the Mortgage Assets Portfolio
The mortgage assets portfolio normally accounts for almost all market risk exposure because of prepayment volatility that we cannot completely hedge while maintaining sufficient net spreads. Sensitivities of the market value of equity allocated to the mortgage assets portfolio under interest rate shocks (in basis points) are shown below. At December 31, 2016, the mortgage assets portfolio had an assumed capital allocation of $1.1 billion based on the entire balance sheet's regulatory capital-to-assets ratio. Average results are compiled using data for each month-end. The market value sensitivities are one measure we use to analyze the portfolio's estimated market risk exposure.

% Change in Market Value of Equity-Mortgage Assets Portfolio

	Down 300	Down 200	Down 100	Flat Rates	Up 100	Up 200	Up 300
Average Results
2016 Full Year	(31.7)%	(29.4)%	(15.5)%	—	(3.1)%	(15.3)%	(29.0)%
2015 Full Year	(33.1)%	(22.7)%	(4.1)%	—	(8.0)%	(21.3)%	(36.3)%
Month-End Results
December 31, 2016	(28.4)%	(18.5)%	0.7%	—	(10.4)%	(20.3)%	(27.7)%
December 31, 2015	(41.7)%	(30.8)%	(6.4)%	—	(9.6)%	(24.4)%	(40.7)%

The risk exposure of the mortgage assets portfolio to higher interest rates was modestly lower in 2016 compared to 2015 and modestly higher in most lower rate scenarios, driven primarily by the low level of current market rates. We believe the mortgage assets portfolio continued to have an acceptable amount of market risk exposure relative to its actual and expected profitability and is consistent with our risk appetite philosophy.

Use of Derivatives in Market Risk Management
A key component of hedging market risk exposure is the use of derivatives transactions, as discussed in Item 1 "Business." The following table presents the notional principal amounts of the derivatives classified by how we designate the hedging relationship. The notional amount of derivatives at December 31, 2016 increased by $7.7 billion (81 percent) from the end of 2015, driven primarily by the shift in composition of shorter-term funding away from Discount Notes towards fixed-rate Bonds swapped to adjustable-rate LIBOR and secondarily, higher utilization of interest rates swaptions.

(In millions)		December 31, 2016		December 31, 2015
Hedged Item/Hedging Instrument	Hedging Objective	Fair Value Hedge	Economic Hedge	Fair Value Hedge	Economic Hedge
Advances:
Pay-fixed, receive-float interest rate swap (without options)	Converts the Advance's fixed rate to a variable-rate index.	$3,605	$15	$3,007	$15
Pay-fixed, receive-float interest rate swap (with options)	Converts the Advance's fixed rate to a variable-rate index and offsets option risk in the Advance.	696	33	1,187	48
Total Advances		4,301	48	4,194	63
Mortgage Loans:
Forward settlement agreement	Protects against changes in market value of fixed-rate Mandatory Delivery Contracts resulting from changes in interest rates.	—	511	—	462
Consolidated Obligations Bonds:
Receive-fixed, pay-float interest rate swap (without options)	Converts the Bond's fixed rate to a variable-rate index.	1,229	6,789	1,184	2,494
Receive-fixed, pay-float interest rate swap (with options)	Converts the Bond's fixed rate to a variable-rate index and offsets option risk in the Bond.	130	1,362	170	162
Total Consolidated Obligations Bonds		1,359	8,151	1,354	2,656
Balance Sheet:
Interest rate swaptions	Provides the option to enter into an interest rate swap to offset interest-rate or prepayment risk.	—	2,346	—	281
Stand-Alone Derivatives:
Mandatory Delivery Contracts	Exposure to fair-value risk associated with fixed rate mortgage purchase commitments.	—	441	—	450
Total		$5,660	$11,497	$5,548	$3,912

Capital Adequacy

Retained Earnings
We must hold sufficient capital to protect against exposure to various risks, including market, credit, and operational. We regularly conduct a variety of measurements and assessments for capital adequacy. At December 31, 2016, our capital management policy set forth a range of $325 million to $550 million as the minimum amount of retained earnings we believe is necessary to mitigate impairment risk from market risk exposure and to provide for dividend stability from factors that could cause earnings to be volatile. At December 31, 2016, the $834 million of retained earnings was comprised of $574 million unrestricted (an increase of $43 million from year-end 2015) and $260 million restricted (an increase of $54 million from year-end 2015), which by the FHLBank System's Joint Capital Enhancement Agreement we are not permitted to distribute as dividends.

We believe that the current amount of retained earnings, which substantially exceeds the policy range, is sufficient to mitigate members' impairment risk of their capital stock investment and to provide the opportunity to stabilize dividends when profitability may be volatile. We will continue to carry a greater amount of retained earnings than required by the policy and will continue to bolster capital adequacy over time by allocating a portion of earnings to the required restricted retained earnings account.

Risk-Based Capital
The following table shows the amount of risk-based capital required based on Finance Agency prescribed measurements. By regulation, we are required to hold permanent capital at least equal to the amount of risk-based capital.

(Dollars in millions)	December 31, 2016	Monthly Average 2016	December 31, 2015
Market risk-based capital	$184	$220	$206
Credit risk-based capital	262	262	280
Operational risk-based capital	134	144	145
Total risk-based capital requirement	580	626	631
Total permanent capital	5,026	5,115	5,204
Excess permanent capital	$4,446	$4,489	$4,573
Risk-based capital as a percent of permanent capital	12%	12%	12%

The risk-based capital requirement has historically not been a constraint on operations, and we do not use it to actively manage any of our risks. It has normally ranged from 10 to 20 percent of permanent capital. This measure has been at the low end of the range for several years, primarily due to the low level of interest rates during this period limiting estimated exposure to extreme lower rate scenarios.

Dodd-Frank Stress Test
Under the Dodd-Frank Wall Street Reform and Consumer Protection Act, all FHLBanks are required to perform an annual stress test for capital adequacy. Our test was completed and published in November 2016, based on our financial condition as of December 31, 2015 and the methodology prescribed by the Finance Agency. Capital adequacy was sufficient under all established scenarios to fully absorb losses under both adverse and severely adverse economic conditions.

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

	December 31, 2016	Monthly Average Year Ended December 31, 2016	December 31, 2015
Market Value of Equity to Par Value of Regulatory Capital Stock - Base Case (Flat Rates) Scenario	114%	113%	109%
Market Value of Equity to Par Value of Regulatory Capital Stock - Down Shock (1)	115	110	109
Market Value of Equity to Par Value of Regulatory Capital Stock - Up Shock (2)	108	109	104

(1)	Represents a down shock of 100 basis points.

(2)	Represents an up shock of 200 basis points.

A base case value below 100 percent (par) could indicate that, in the remote event of an immediate liquidation scenario involving redemption of all capital stock, capital stock may be returned to stockholders at a value below par. This could be due to experiencing risks that lower the market value of capital and/or to having an insufficient amount of retained earnings. In 2016, the market capitalization ratios in the scenarios presented continued to be above policy limits. The base case ratio, which increased modestly at the end of 2016 compared to the end of 2015, remains acceptable because retained earnings were 20 percent of regulatory capital stock at December 31, 2016, well above policy requirements, and because we maintained risk exposures at moderate levels.

The following table presents the market value of equity to the book value of total capital.

	December 31, 2016	Monthly Average Year Ended December 31, 2016	December 31, 2015
Market Value of Equity to Book Value of Capital - Base Case (Flat Rates) Scenario (1)	95%	96%	94%
Market Value of Equity to Book Value of Capital - Down Shock (1)(2)	96	93	93
Market Value of Equity to Book Value of Capital - Up Shock (1)(3)	91	92	89

(1)	Capital includes total capital and mandatorily redeemable capital stock.

(2)	Represents a down shock of 100 basis points.

(3)	Represents an up shock of 200 basis points.

A base-case value below par indicates that we have realized or could realize risks (especially market risk) such that the market value of total capital owned by stockholders, which includes regulatory capital stock and retained earnings, is below par value (i.e., below 100 percent of the total book value). The base-case ratio of 95 percent at December 31, 2016 indicates that the market value of total capital is $256 million below the par value of total capital. In a scenario in which interest rates increase 200 basis points, the market value of total capital would be $483 million below the par value of total capital. This indicates that capital stock would still be redeemable at par value in a liquidation but stockholders would not receive the full sum of their total ownership claims in the FHLB which include both capital stock and retained earnings. We believe the likelihood of a liquidation scenario is extremely remote and therefore, we accept the risk of diluting ownership claims in such a scenario.

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

Collateral: We require each member to provide us a security interest in eligible collateral before it can undertake any secured borrowing. At December 31, 2016, our policy of over-collateralization resulted in total collateral pledged of $318.5 billion to serve members' total borrowing capacity of $273.8 billion of which $186.3 billion was unused. The estimated value of pledged collateral is discounted in order to offset market, credit, and liquidity risks that may affect the collateral's realizable value in the event it must be liquidated. Over-collateralization by one member is not applied to another member.

The table below shows the total pledged collateral (unadjusted for Collateral Maintenance Requirements).

	December 31, 2016		December 31, 2015
(Dollars in billions)		Percent of Total		Percent of Total
	Collateral Amount	Pledged Collateral	Collateral Amount	Pledged Collateral
Single family loans	$188.7	59%	$174.0	57%
Multi-family loans	56.7	18	44.9	15
Commercial real estate	33.8	11	31.0	10
Home equity loans/lines of credit	24.9	8	23.1	7
Bond Securities	13.8	4	32.9	11
Farm real estate	0.6	—	0.6	—
Total	$318.5	100%	$306.5	100%

At December 31, 2016, 67 percent of collateral was related to residential mortgage lending in single-family loans and home equity loans/lines of credit.

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

Under Listing collateral status, a member provides us detailed information on specifically identified individual loans that meet certain minimum qualifications. Physical Delivery is the most restrictive collateral status, which we assign to members experiencing significant financial difficulties, insurance companies pledging loans, and newly chartered institutions. We require borrowers in Physical Delivery to deliver into our custody securities and/or original notes, mortgages or deeds of trust. Under any collateral status, members may elect to pledge bond securities, which we either hold in our custody or, less often, have third parties control on our behalf. We use third-party services to regularly estimate market values of collateral under Listing and Physical status. Third-party services use various proprietary models to estimate market values. Assumptions may be made on factors that affect collateral value, such as market liquidity, discount rates, prepayments, liquidation and servicing costs in the event of a default, and may be adjusted in response to changes in economic and market conditions in order to produce reliable results, even though some risk remains. We have policies and procedures for validating the reasonableness of collateral valuations.

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

The table below indicates the range of lendable values remaining after the application of CMRs for each major collateral type pledged at December 31, 2016.

Lending Values Applied to Collateral
Blanket Status:
Prime 1-4 family loans	67-87%
Multi-family loans	54-77%
Prime home equity loans/lines of credit	56-74%
Commercial real estate loans	59-83%
Farm real estate loans	67-83%
Listing Status/Physical Delivery:
Cash/U.S. Government/U.S. Treasury/U.S. agency securities	81-100%
U.S. agency mortgage-backed securities/collateralized mortgage obligations	82-98%
Private-label residential mortgage-backed securities	44-88%
Private-label commercial mortgage-backed securities	33-88%
Municipal securities	54-93%
Small Business Administration certificates	81-94%
1-4 family loans	61-91%
Multi-family loans	57-88%
Home equity loans/lines of credit	56-89%
Commercial real estate loans	61-89%
Farm real estate loans	63-88%

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

(Dollars in billions)
December 31, 2016			December 31, 2015
	Borrowers			Borrowers
		Collateral-Based			Collateral-Based
Credit		Borrowing	Credit		Borrowing
Rating	Number	Capacity	Rating	Number	Capacity
1-3	599	$265.8	1-3	582	$251.7
4	67	6.7	4	85	5.2
5	22	1.2	5	29	3.6
6	8	0.1	6	8	0.1
7	3	—	7	7	—
Total	699	$273.8	Total	711	$260.6

A “4” rating is our assessment of the lowest level of satisfactory performance. At December 31, 2016, 33 borrowers (five percent of the total) had credit ratings of "5" through "7," a net decrease of 11 from the end of 2015. These members had $1.3 billion of borrowing capacity at December 31, 2016. There was a net decrease of 18 members who had a "4" credit rating and a net increase of 17 members with credit ratings of "1," "2," or "3." These trends indicate a general improvement in the financial condition of our members during the recovery cycle for the overall economy and housing market.

Member Failures, Closures, and Receiverships: There was one member failure in 2016. We had no outstanding exposure to this institution.

MPP
Overview: The residual amount of credit risk exposure to loans in the MPP is minimal, based on the following factors:

▪	various credit enhancements for conventional loans, which are designed to protect us against credit losses;

▪	conservative underwriting and loan characteristics consistent with favorable expected credit performance;

▪	a small overall amount of delinquencies and defaults when compared to national averages;

▪
credit losses totaling $1.2 million in 2016 and $17.9 million over the life of the program, which represent an immaterial percentage of conventional loans' current unpaid principal balances at December 31, 2016 and of total purchases-to-date for the entire MPP; and

▪
in addition to the low program-to-date credit losses, based on financial analysis, we believe that future credit losses will not harm capital adequacy and will not significantly affect profitability except under the most extreme and unlikely credit conditions.

Portfolio Loan Characteristics: The following table shows FICO® credit scores of homeowners at origination dates for the conventional loan portfolio.

FICO® Score (1)	December 31, 2016	December 31, 2015
< 620	—%	—%
620 to < 660	1	1
660 to < 700	6	7
700 to < 740	16	17
>= 740	77	75

Weighted Average	764	762

(1)	Represents the FICO® score at origination.

There was little change in the distribution of FICO® scores at origination in 2016 compared to 2015. The distribution of FICO® scores at origination is one indication of the portfolio's overall favorable credit quality. At December 31, 2016, 77 percent of the portfolio had scores at an excellent level of 740 or above and 93 percent had scores above 700, which is a threshold generally considered indicative of homeowners with good credit quality.

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

	Based on Estimated Origination Value			Based On Estimated Current Value
Loan-to-Value	December 31, 2016	December 31, 2015	Loan-to-Value	December 31, 2016	December 31, 2015
<= 60%	15%	16%	<= 60%	38%	33%
> 60% to 70%	16	16	> 60% to 70%	26	22
> 70% to 80%	55	55	> 70% to 80%	28	28
> 80% to 90%	9	8	> 80% to 90%	7	13
> 90%	5	5	> 90% to 100%	1	4
			> 100%	—	—
Weighted Average	73%	72%	Weighted Average	63%	65%

The levels of loan-to-value ratios in the last several years are consistent with the portfolio's excellent credit quality. At December 31, 2016, we estimated that eight percent of loans have current loan-to-value ratios above 80 percent, compared to 17 percent at the end of 2015. The improvement in the 2016 current loan-to-value ratios reflected the six percent average increase in housing prices nationwide during the year.

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

	December 31, 2016		December 31, 2015
Ohio	65%	Ohio	63%
Kentucky	14	Kentucky	14
Indiana	11	Indiana	10
Tennessee	2	Tennessee	3
Michigan	1	Michigan	1
All others	7	All others	9
Total	100%	Total	100%

Credit Enhancements: Conventional mortgage loans are supported against credit losses by various combinations of primary mortgage insurance (PMI), supplemental mortgage insurance (SMI) (for loans purchased before February 2011), and the Lender Risk Account (LRA). The LRA is a hold back of a portion of the initial purchase price to cover expected credit losses for a specific pool of loans. Starting after five years from the loan purchase date, we may return the hold back to PFIs if they manage credit risk to predefined acceptable levels of exposure on the loan pools they sell to us. As a result, some pools of loans may have sufficient credit enhancements to recapture all losses while other pools of loans may not. The LRA had balances of $188 million and $158 million at December 31, 2016 and 2015, respectively. For more information, see Note 10 of the Notes to Financial Statements.

Credit Performance: The table below provides an analysis of conventional loans delinquent or in the process of foreclosure, along with the national average serious delinquency rate.

	Conventional Loan Delinquencies
(Dollars in millions)	December 31, 2016	December 31, 2015
Early stage delinquencies - unpaid principal balance (1)	$47	$51
Serious delinquencies - unpaid principal balance (2)	$23	$32
Early stage delinquency rate (3)	0.5%	0.7%
Serious delinquency rate (4)	0.3%	0.4%
National average serious delinquency rate (5)	1.5%	1.8%

(1)	Includes conventional loans 30 to 89 days delinquent and not in foreclosure.

(2)	Includes conventional loans that are 90 days or more past due or where the decision of foreclosure or a similar alternative such as pursuit of deed-in-lieu has been reported.

(3)	Early stage delinquencies expressed as a percentage of the total conventional loan portfolio.

(4)	Serious delinquencies expressed as a percentage of the total conventional loan portfolio.

(5)
National average number of fixed-rate prime conventional loans that are 90 days or more past due or in the process of foreclosure is based on the most recent national delinquency data available. The December 31, 2016 rate is based on September 30, 2016 data.

The MPP has experienced a small amount of delinquencies and foreclosures with the serious delinquency rate continuing to be well below national averages.

We consider a high risk loan as having a current loan-to-value ratio above 100 percent. At December 31, 2016, high risk loans had experienced a minimal amount of serious delinquencies (i.e., delinquencies that are 90 days or more past due or in the process of foreclosure). For example, of the $15 million of conventional principal balances with current estimated loan-to-values above 100 percent, $0.3 million (two percent) were seriously delinquent. We believe these data further support our view that the overall portfolio is comprised of high-quality, well-performing loans.

Credit Losses: The following table shows the effects of credit enhancements on the estimation of credit losses at the noted periods. Estimated incurred credit losses, after credit enhancements, are accounted for in the allowance for credit loss or as a charge off (i.e., a reduction to the principal of mortgage loans held for portfolio).

(In millions)	December 31, 2016	December 31, 2015
Estimated incurred credit losses, before credit enhancements	$(9)	$(14)
Estimated amounts deemed recoverable by:
Primary mortgage insurance	1	1
Supplemental mortgage insurance	5	8
Lender Risk Account	2	2
Estimated incurred credit losses, after credit enhancements	$(1)	$(3)

The small amount of incurred credit losses provides further support on the aggregate health of the portfolio. Credit risk exposure depends on the actual and potential credit performance of the loans in each pool compared to the pool's equity (on individual loans) and credit enhancements, including PMI, the LRA, and SMI.

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

SMI
Another credit enhancement feature on some conventional loans is SMI purchased from Genworth and Mortgage Guaranty Insurance Corporation (MGIC). Beginning February 1, 2011, we discontinued use of SMI as a credit enhancement for new loan purchases; instead, we now augment credit enhancements with a greater amount of the purchase proceeds added to the LRA. At December 31, 2016, we had $1.1 billion of conventional loans purchased prior to February 2011 with outstanding SMI coverage through Genworth and MGIC that are paying down over time. Although there is a possibility that MGIC and Genworth may not pay all of the future insurance claims we make, our estimation of credit exposure to them has declined over the last several years, and was not considered material at December 31, 2016.

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

(In millions)	December 31, 2016
	Long-Term Rating
	AA	A	Total
Unsecured Liquidity Investments
Federal funds sold	$1,280	$2,977	$4,257
Certificates of deposit	1,300	—	1,300
Total unsecured liquidity investments	2,580	2,977	5,557
Guaranteed/Secured Liquidity Investments
Securities purchased under agreements to resell	5,230	—	5,230
Government-sponsored enterprises (1)	31	—	31
Total guaranteed/secured liquidity investments	5,261	—	5,261
Total liquidity investments	$7,841	$2,977	$10,818

	December 31, 2015
	Long-Term Rating
	AA	A	Total
Unsecured Liquidity Investments
Federal funds sold	$4,305	$6,540	$10,845
Certificates of deposit	600	100	700
Total unsecured liquidity investments	4,905	6,640	11,545
Guaranteed/Secured Liquidity Investments
Securities purchased under agreements to resell	10,532	—	10,532
Government-sponsored enterprises (1)	33	—	33
Total guaranteed/secured liquidity investments	10,565	—	10,565
Total liquidity investments	$15,470	$6,640	$22,110

(1)
Consists of securities that are issued and effectively guaranteed by Fannie Mae and/or Freddie Mac, which have the support of the U.S. government, although they are not obligations of the U.S. government.

During 2016, we purchased a portion of our total liquidity investments from counterparties for which the investments are secured with collateral (secured resale agreements). We believe these investments present little or no credit risk exposure to us.

The following table presents credit ratings of our unsecured investment credit exposures by the domicile of the counterparty or the domicile of the counterparty's parent for U.S. branches and agency offices of foreign commercial banks.

(In millions)	December 31, 2016
	Counterparty Rating (1)
Domicile of Counterparty	AA	A	Total
Domestic	$680	$925	$1,605
U.S. branches and agency offices of foreign commercial banks:
Canada	700	905	1,605
Australia	800	—	800
Netherlands	—	647	647
France	—	500	500
Sweden	300	—	300
Finland	100	—	100
Total U.S. branches and agency offices of foreign commercial banks	1,900	2,052	3,952
Total unsecured investment credit exposure	$2,580	$2,977	$5,557

(1)	Represents the lowest long-term credit rating provided by Standard & Poor's, Moody's, and/or Fitch Advisory Services.

The following table presents the remaining contractual maturity of our unsecured investment credit exposure by the domicile of the counterparty or the domicile of the counterparty's parent for U.S. branches and agency offices of foreign commercial banks.

(In millions)	December 31, 2016
Domicile of Counterparty	Overnight	Due 2 days through 30 days	Due 31 days through 90 days	Total
Domestic	$1,305	$—	$300	$1,605
U.S. branches and agency offices of foreign commercial banks:
Canada	1,305	100	200	1,605
Australia	500	—	300	800
Netherlands	647	—	—	647
France	500	—	—	500
Sweden	—	—	300	300
Finland	—	100	—	100
Total U.S. branches and agency offices of foreign commercial banks	2,952	200	800	3,952
Total unsecured investment credit exposure	$4,257	$200	$1,100	$5,557

At December 31, 2016, all of the $5.6 billion of unsecured investment exposure was to counterparties with holding companies domiciled in countries receiving either AAA or AA long-term sovereign ratings. Furthermore, we restrict a significant portion of unsecured lending to overnight maturities, which further limits risk exposure to these counterparties. By Finance Agency regulation, all counterparties exposed to non-U.S. countries are required to be domestic U.S. branches of foreign counterparties. We also limit exposure to counterparties and countries that could have significant direct or indirect exposure to European sovereign debt.

Mortgage-Backed Securities:

GSE Mortgage-Backed Securities
At December 31, 2016, $11.3 billion of mortgage-backed securities held were GSE securities issued by Fannie Mae and Freddie Mac, which provide credit safeguards by guaranteeing either timely or ultimate payments of principal and interest. We believe that the conservatorships of Fannie Mae and Freddie Mac lower the chance that they would not be able to fulfill their credit guarantees and that the securities issued by these two GSEs are effectively government guaranteed. In addition, based on the data available to us and our purchase practices, we believe that most of the mortgage loans backing our GSE mortgage-backed securities are of high quality with acceptable credit performance.

Mortgage-Backed Securities Issued by Other Government Agencies
We also invest in mortgage-backed securities issued and guaranteed by Ginnie Mae and the NCUA. These investments totaled $3.2 billion at December 31, 2016. We believe that the strength of the issuers' guarantees and backing by the full faith and credit of the U.S. government is sufficient to protect us against credit losses on these securities.

Derivatives
Credit Risk Exposure: We mitigate most of the credit risk exposure resulting from derivative transactions through collateralization. The table below presents the derivative positions to which we had credit risk exposure at December 31, 2016.

(In millions)
Credit Rating (1)	Total Notional	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparty	Net Credit Exposure to Counterparties (2)
Non-member counterparties
Asset positions with credit exposure
Uncleared derivatives:
AA	$10	$—	$—	$—
A	2,664	10	(8)	2
Total uncleared derivatives	2,674	10	(8)	2
Cleared derivatives (3)	4,470	35	5	40
Liability positions with credit exposure
Uncleared derivatives:
Aa/AA	2,608	(9)	9	—
Total uncleared derivatives	2,608	(9)	9	—
Cleared derivatives (3)	6,353	(67)	130	63
Total derivative positions with credit exposure to non-member counterparties	16,105	(31)	136	105
Member institutions (4)	49	—	—	—
Total	$16,154	$(31)	$136	$105

(1)	Each category includes the related plus (+) and minus (-) ratings (i.e., “A” includes “A+” and “A-” ratings).

(2)	Amounts shown as $0 have net credit exposure of less than $1 million.

(3)
Represents derivative transactions cleared with LCH.Clearnet LLC and CME Clearing, the FHLB's clearinghouses, which are not rated. LCH.Clearnet LLC's parent, LCH.Clearnet Group Ltd, is rated A+ by Standard & Poor's and CME Clearing's parent, CME Group Inc. is rated Aa3 by Moody's and AA- by Standard & Poor's.

(4)	Represents Mandatory Delivery Contracts.

Based on both the gross and net exposures, we had a minimal amount of residual credit risk exposure on uncleared derivatives at December 31, 2016. Gross exposure would likely increase if interest rates rise and could increase if the composition of our derivatives change. However, contractual collateral provisions in these derivatives would limit net exposure to acceptable levels.

Although we cannot predict if we will realize credit risk losses from any of our derivatives counterparties, we believe that all of them will be able to continue making timely interest payments and, more generally, to continue to satisfy the terms and conditions of their derivative contracts with us. As of December 31, 2016, we had $0.1 billion of notional principal of interest rate swaps outstanding to one member, JPMorgan Chase Bank, N.A., which also had outstanding credit services with us. Due to the amount of market value collateralization, we had no outstanding credit exposure to this counterparty related to interest rate swaps outstanding.

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

We believe our liquidity position, as well as that of the System, remained strong during 2016. Our overall ability to effectively fund our operations through debt issuances remained sufficient. Investor demand for System debt remains robust and increased in 2016. Although we can make no assurances, we expect this to continue to be the case. We believe the possibility of a liquidity or funding crisis in the System that would impair our ability to participate, on a cost-effective basis, in issuances of new debt, service outstanding debt, maintain adequate capitalization, or pay competitive dividends is remote. See the "Consolidated Obligations" section of "Analysis of Financial Condition" for further information on our funding actions throughout 2016 aimed at lowering exposure to unforeseen liquidity risks.

The System works collectively to manage and monitor the system-wide liquidity, funding, and refinancing risks. The System has a large reliance on short-term funding; therefore, it has a sharp focus on managing liquidity risk to very low levels. As shown on the Statements of Cash Flows, in 2016, our portion of the System's debt issuances totaled $325.5 billion for Discount Notes and $50.9 billion for Bonds. See the Notes to Financial Statements for more detailed information regarding contractual maturities of certain financial assets and liabilities which are instrumental in determining the amount of liquidity risk.

A primary way that we manage liquidity risk is to meet operational and contingency liquidity requirements. We satisfied the operational liquidity requirement by both meeting a contingency liquidity requirement, discussed below, and because we were able to adequately access the capital markets to issue debt. Liquidity investments, most of which were overnight, were generally in the range of $5 billion to $15 billion during 2016. In addition, Finance Agency guidance requires us to target at least 5 to 15 consecutive days of a positive amount of liquidity based on specific assumptions under two scenarios. We target holding at least three extra days of positive liquidity under each scenario, although as market conditions warrant we may hold, and often do hold, additional amounts.

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

(In millions)	December 31, 2016	December 31, 2015
Contingency Liquidity Requirement
Total Contingency Liquidity Reserves (1)	$32,127	$41,932
Total Requirement (2)	(24,224)	(28,420)
Excess Contingency Liquidity Available	$7,903	$13,512

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

(In millions)	December 31, 2016	December 31, 2015
Deposit Reserve Requirement
Total Eligible Deposit Reserves	$72,114	$82,036
Total Member Deposits	(765)	(804)
Excess Deposit Reserves	$71,349	$81,232

Contractual Obligations
The following table summarizes our contractual obligations at December 31, 2016. We believe that, as in the past, we will continue to have sufficient liquidity, including from access to the debt markets to issue Consolidated Obligations, to satisfy these obligations on a timely basis.

(In millions)	< 1 year	1 < 3 years	3 < 5 years	> 5 years	Total
Contractual Obligations
Long-term debt (Bonds) - par (1)	$20,971	$17,170	$8,536	$6,496	$53,173
Operating leases (include premises and equipment)	1	2	2	4	9
Mandatorily redeemable capital stock	25	2	7	1	35
Commitments to fund mortgage loans	441	—	—	—	441
Pension and other postretirement benefit obligations	2	5	4	28	39
Total Contractual Obligations	$21,440	$17,179	$8,549	$6,529	$53,697

(1)
Does not include Discount Notes and contractual interest payments related to Bonds. Total is based on contractual maturities; the actual timing of payments could be affected by factors affecting redemptions.

Off-Balance Sheet Arrangements
The following table summarizes our off-balance sheet items at December 31, 2016. For more information, see Note 20 of the Notes to Financial Statements.

(In millions)	< 1 year	1 < 3 years	3 < 5 years	> 5 years	Total
Off-balance sheet items (1)
Standby Letters of Credit	$17,029	$366	$66	$47	$17,508
Standby bond purchase agreements	29	68	9	—	106
Consolidated Obligations traded, not yet settled	6	—	—	—	6
Total off-balance sheet items	$17,064	$434	$75	$47	$17,620

(1)	Represents notional amount of off-balance sheet obligations.

Member Concentration Risk

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

Advance concentration has a minimal effect on market risk exposure because Advances are largely funded by Consolidated Obligations and interest rate swaps that have similar interest rate characteristics. Furthermore, additional increases in Advance concentration would not materially affect capital adequacy because Advance growth is supported by new purchases of capital stock as required by the Capital Plan.

Operational Risks

Operational risk is defined as the risk of an unexpected loss resulting from human error, fraud, inability to enforce legal contracts, or deficiencies in internal controls or information systems. We mitigate operational risks through adherence to internal policies, conformance with entity level controls, and through an emphasis on the importance of risk management, as further discussed below. In addition, the Internal Audit Department, which reports directly to the Audit Committee of the Board of Directors, regularly monitors and tests compliance with our policies, procedures, applicable regulatory requirements and best practices.

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
Disaster Recovery Provisions
We have a Business Resumption Contingency Plan that provides us with the ability to maintain operations in various scenarios of business disruption. We review and update this plan periodically to ensure that it serves our changing operational needs and those of our members. We have an off-site facility in a suburb of Cincinnati, Ohio, which is tested at least annually. We also have a back-up agreement in place with another FHLBank in the event that both of our Cincinnati-based facilities are inoperable.

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

Fair value differences that have actually occurred have historically resulted in a relatively small amount of earnings volatility. Each month, we compute fair values on all derivatives and related hedged instruments across a range of interest rate scenarios. As of year-end 2016, for derivatives receiving long-haul fair value hedge accounting, the total net difference between the fair values of the derivatives and related hedged instruments under an assumption of stressed interest rate environments was in a range of positive $1 million to negative $4 million. This range is minimal compared to the notional principal amount.

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

The effect of electing full fair value is that the hedged instruments' market value includes the impact of changes in spreads between LIBOR and the interest rate index related to the hedged instrument. This spread may include other risk components, such as credit or liquidity. Therefore, full fair value results in a different kind of unrealized earnings volatility, which could be higher or lower, compared to accounting under fair value hedge treatment.

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

We have historically purchased most MPP loans at premium prices. Mortgage-backed securities outstanding at the end of 2016 were purchased at net premium prices close to par. At the end of 2016, the MPP had a net premium balance of $224 million and mortgage-backed securities had a net premium balance of $29 million, resulting in a total mortgage net premium balance of $253 million.

Premiums/discounts are required to be deferred and amortized/accreted to net interest income in a manner such that a constant yield is recognized each month on the underlying asset by using either the contractual interest method (contractual method) or the retrospective interest method (retrospective method).

Contractual Method
For MPP loans, we use the contractual method, which recognizes the income effects of premiums and discounts over the contractual life of the loan based on the actual behavior of the underlying loans, including adjustments for actual prepayment activities. The contractual method does not consider changes in estimated prepayments based on assumptions about future borrower behavior.

Retrospective Method
For mortgage-backed securities, we apply the retrospective method. The retrospective method requires that we estimate principal cash flows over the estimated life of the securities and make a retrospective adjustment of the effective yield each time the estimated life changes as if the new estimate had been known since the original acquisition date of the asset. Projecting principal cash flows requires us to estimate mortgage prepayment speeds, which are driven primarily by changes in interest rates. Projected prepayment speeds are derived using a market-tested third-party prepayment model. We regularly test the reasonableness and accuracy of the prepayment model by comparing its projections to actual prepayment results experienced over time and to dealer prepayment indications.

When interest rates decline, actual and projected prepayment speeds are likely to increase. This accelerates the amortization/accretion, resulting in a reduction in the book yields on mortgage-backed securities with premium balances and an increase in book yields on mortgage-backed securities with discount balances. The opposite effect tends to occur when interest rates rise. The immediate adjustment and the schedules for future amortization/accretion are based on applying the new constant effective yield as if it had been in effect since the purchase of the assets. See Note 1 of the Notes to Financial Statements for additional information.

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

Advances
We evaluate probable credit losses inherent in Advances due to borrower default or delayed receipt of interest and principal, taking into consideration the amount recoverable from the collateral pledged by members to secure Advances. This analysis is performed for each member separately on at least a quarterly basis. We believe we have adequate policies and procedures in place to effectively manage credit risk exposure on Advances. These include monitoring the creditworthiness and financial condition of the institutions to which we lend funds, determining the quality and value of collateral pledged, estimating borrowing capacity based on collateral value and type for each member, and evaluating historical loss experience. At December 31, 2016, we had rights to collateral (either loans or securities), on a member-by-member basis, with an estimated fair value that exceeds the amount of outstanding Advances. At the end of 2016, the aggregate estimated value of this collateral was $318.5 billion. Although some of this overcollateralization may reflect a desire to maintain excess borrowing capacity, all of a member's pledged collateral would be available as necessary to cover any of that member's credit obligations to the FHLB.

Based on the nature and quality of the collateral held as security for Advances, including overcollateralization, our credit analyses of members and collateral, and members' prior repayment history (i.e., we have never recorded a loss from an Advance), we believe that no allowance for losses was necessary at December 31, 2016. See Notes 1 and 10 of the Notes to Financial Statements for additional information.

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

Based on our analysis, as of December 31, 2016, we determined that an allowance for credit losses of $1 million was required for our conventional mortgage loans in the MPP. Substantial reductions in home prices or other economic variables that affect mortgage defaults could increase credit losses experienced in the portfolio.

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

If we were to determine that an other-than-temporary impairment existed, the security would initially be written down to current market value, with the loss recognized in non-interest income if we intend to sell the security or it is more likely than not we will be required to sell the security before recovery of the amortized cost basis. If we do not intend to sell the security and it is not more likely than not we will be required to sell the security before recovery, the security would be written down to current market value with a separate display of losses related to credit deterioration and losses related to all other factors on the income statement. Any non-credit loss related amounts would then be reclassified and recorded in other comprehensive income, resulting in only net credit-related losses recorded on the income statement. As of December 31, 2016 we did not consider any of our investment securities to be other-than-temporarily impaired.

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

We categorize each of our financial instruments carried at fair value into one of three levels in accordance with the fair value hierarchy. The hierarchy is based upon the transparency (observable or unobservable) of inputs to the valuation of an asset or liability as of the measurement date. Observable inputs reflect market data obtained from independent sources (Levels 1 and 2), while unobservable inputs reflect our assumptions of market variables (Level 3). Management utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Because items classified as Level 3 are valued using significant unobservable inputs, the process for determining the fair value of these items is generally more subjective and involves a high degree of management judgment and use of assumptions. As of December 31, 2016 and 2015, all of our assets and liabilities measured at fair value on a recurring basis were classified as Level 2 within the fair value hierarchy.

RECENTLY ISSUED ACCOUNTING STANDARDS AND INTERPRETATIONS

See Note 2 of the Notes to Financial Statements for a discussion of recently issued accounting standards and interpretations.

OTHER FINANCIAL INFORMATION

Income Statements (Quarter amounts are unaudited)

Summary income statements for each quarter within the two years ended December 31, 2016 are provided in the tables below. The FHLB's change to the contractual interest method for amortizing premiums and accreting discounts on mortgage loans held for portfolio has been reported through retroactive application of the change in accounting principle to all periods presented. See Note 1 of the Notes to Financial Statements for more information.

	2016
(In millions)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Interest income	$303	$298	$308	$314	$1,223
Interest expense	214	215	215	216	860
Net interest income	89	83	93	98	363
Non-interest (loss) income	(4)	6	(4)	48	46
Non-interest expense	28	28	28	57	141
Net income	$57	$61	$61	$89	$268

	2015
(In millions)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Interest income	$229	$228	$244	$261	$962
Interest expense	148	149	161	177	635
Net interest income	81	79	83	84	327
Non-interest income	8	5	10	7	30
Non-interest expense	24	26	26	27	103
Net income	$65	$58	$67	$64	$254
Net income in the fourth quarter of 2016 was higher than the first three quarters of 2016 primarily due to the gains from the sale of securities and the higher spreads earned on LIBOR-indexed assets that were driven by the larger increase in rates earned on these assets relative to their associated funding. These favorable factors were partially offset by the litigation settlement as discussed in "Results of Operations."

Investment Securities

Data on investments for the years ended December 31, 2016, 2015 and 2014 are provided in the tables below.

(In millions)	Carrying Value at December 31,
	2016	2015	2014
Trading securities:
Mortgage-backed securities:
Other U.S. obligation single-family mortgage-backed securities	$1	$1	$2
Total trading securities	1	1	2
Available-for-sale securities:
Certificates of deposit	1,300	700	1,350
Total available-for-sale securities	1,300	700	1,350
Held-to-maturity securities:
Government-sponsored enterprises	31	33	26
Mortgage-backed securities:
Other U.S. obligation single-family mortgage-backed securities	3,183	3,894	2,039
Government-sponsored enterprise single-family mortgage-backed securities	8,186	10,891	12,647
Government-sponsored enterprise multi-family mortgage-backed securities	3,146	460	—
Total held-to-maturity securities	14,546	15,278	14,712
Total securities	15,847	15,979	16,064
Securities purchased under agreements to resell	5,230	10,532	3,343
Federal funds sold	4,257	10,845	6,600
Total investments	$25,334	$37,356	$26,007

As of December 31, 2016, investments had the following maturity and yield characteristics.

(Dollars in millions)	Due in one year or less	Due after one year through five years	Due after five through 10 years	Due after 10 years	Carrying Value
Trading securities:
Mortgage-backed securities(1):
Other U.S. obligation single-family mortgage-backed securities	$—	$—	$1	$—	$1
Total trading securities	—	—	1	—	1
Yield on trading securities	—%	—%	2.56%	—%
Available-for-sale securities:
Certificates of deposit	$1,300	$—	$—	$—	$1,300
Total available-for-sale securities	1,300	—	—	—	1,300
Yield on available-for sale securities	0.87%	—%	—%	—%
Held-to-maturity securities:
Government-sponsored enterprises	$31	$—	$—	$—	$31
Mortgage-backed securities(1):
Other U.S. obligation single-family mortgage-backed securities	128	594	—	2,461	3,183
Government-sponsored enterprise single-family mortgage-backed securities	—	—	65	8,121	8,186
Government-sponsored enterprise multi-family mortgage-backed securities	—	—	2,659	487	3,146
Total held-to-maturity securities	159	594	2,724	11,069	14,546
Yield on held-to-maturity securities	0.90%	1.10%	1.34%	2.21%
Total securities	$1,459	$594	$2,725	$11,069	$15,847
Securities purchased under agreements to resell	5,230	—	—	—	5,230
Federal funds sold	4,257	—	—	—	4,257
Total investments	$10,946	$594	$2,725	$11,069	$25,334

(1)	Mortgage-backed securities allocated based on contractual principal maturities assuming no prepayments.

As of December 31, 2016, the FHLB held securities of the following issuers with a book value greater than 10 percent of FHLB capital. The table includes government-sponsored enterprises, securities of the U.S. government, and government agencies and corporations.

(In millions)	Total	Total
Name of Issuer	Carrying Value	Fair Value
Freddie Mac	$3,741	$3,702
Fannie Mae	7,622	7,547
National Credit Union Administration Trust	722	723
Government National Mortgage Association	2,462	2,442
Certificates of deposit (5 issuers)	1,300	1,300
Total investment securities	$15,847	$15,714

Loan Portfolio Analysis

The FHLB's outstanding loans, loans 90 days or more past due and accruing interest, and allowance for credit loss information for the five years ended December 31 are shown below. The FHLB's interest and related shortfall on non-accrual loans and loans modified in troubled debt restructurings was not material during the years presented below.

(Dollars in millions)	2016	2015	2014	2013	2012
Domestic:
Advances	$69,882	$73,292	$70,406	$65,270	$53,944
Real estate mortgages	$9,150	$7,954	$6,956	$6,782	$7,526
Real estate mortgages past due 90 days or more (including those in process of foreclosure) and still accruing interest, unpaid principal balance	$33	$42	$66	$89	$113
Non-accrual loans, unpaid principal balance (1)	$4	$7	$4	$3	$3
Troubled debt restructurings, unpaid principal balance (not included above)	$8	$8	$5	$4	$3
Allowance for credit losses on mortgage loans, beginning of year	$2	$5	$7	$18	$21
Net charge-offs	(1)	(3)	(2)	(4)	(4)
(Reversal) provision for credit losses	—	—	—	(7)	1
Allowance for credit losses on mortgage loans, end of year	$1	$2	$5	$7	$18
Ratio of net charge-offs during the period to average loans outstanding during the period	0.01%	0.04%	0.03%	0.05%	0.06%

(1)	See Note 1 of the Notes to Financial Statements for an explanation of the FHLB's non-accrual policy.

Other Borrowings

Borrowings with original maturities of one year or less are classified as short-term. The following is a summary of short-term borrowings exceeding 30 percent of total capital for the years ended December 31:

(Dollars in millions)	2016	2015	2014
Discount Notes
Outstanding at year-end (book value)	$44,690	$77,199	$41,232
Weighted average rate at year-end (1) (2)	0.46%	0.24%	0.09%
Daily average outstanding for the year (book value)	$49,835	$52,706	$35,992
Weighted average rate for the year (2)	0.35%	0.12%	0.08%
Highest outstanding at any month-end (book value)	$63,137	$77,199	$41,232
Bonds (short-term)
Outstanding at year-end (par value)	$11,332	$4,415	$17,810
Weighted average rate at year-end (2) (3)	0.66%	0.23%	0.10%
Daily average outstanding for the year (par value)	$11,996	$6,974	$18,810
Weighted average rate for the year (2) (3)	0.51%	0.13%	0.10%
Highest outstanding at any month-end (par value)	$14,591	$13,825	$22,235

(1)	Represents an implied rate without consideration of concessions.

(2)	Amounts used to calculate weighted average rates for the year are based on dollars in thousands. Accordingly, recalculations based upon amounts in millions may not produce the same results.

(3)	Represents the effective coupon rate.

Term Deposits

At December 31, 2016, term deposits in denominations of $100,000 or more totaled $149,300,000. The table below presents the maturities for term deposits in denominations of $100,000 or more:

(In millions) By remaining maturity at December 31, 2016	3 months or less	Over 3 months but within 6 months	Over 6 months but within 12 months	Over 12 months but within 24 months	Total
Time certificates of deposit	$78	$43	$16	$12	$149

Ratios

	2016	2015	2014
Return on average assets	0.25%	0.24%	0.25%
Return on average equity	5.35	5.04	5.16
Average equity to average assets	4.76	4.78	4.86
Dividend payout ratio	63.92%	67.68%	69.45%

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

In our opinion, the accompanying statements of condition and the related statements of income, comprehensive income, capital, and cash flows present fairly, in all material respects, the financial position of the Federal Home Loan Bank of Cincinnati (the "FHLB") at December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the FHLB maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The FHLB's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included under Item 9A in Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the FHLB's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the financial statements, the FHLB changed the manner in which it accounts for amortization and accretion of premiums and discounts and hedging basis adjustments on mortgage loans held for portfolio in 2016.

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

Cincinnati, Ohio
March 16, 2017

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CONDITION
(In thousands, except par value)

	December 31,
	2016	2015
ASSETS
Cash and due from banks (Note 3)	$8,737	$10,136
Interest-bearing deposits	129	99
Securities purchased under agreements to resell	5,229,487	10,531,979
Federal funds sold	4,257,000	10,845,000
Investment securities:
Trading securities (Note 4)	970	1,159
Available-for-sale securities (Note 5)	1,300,023	700,081
Held-to-maturity securities (includes $0 and $0 pledged as collateral in 2016 and 2015, respectively, that may be repledged) (a) (Note 6)	14,546,979	15,278,206
Total investment securities	15,847,972	15,979,446
Advances (includes $15,093 and $15,057 at fair value under fair value option in 2016 and 2015, respectively) (Note 8)	69,882,074	73,292,172
Mortgage loans held for portfolio:
Mortgage loans held for portfolio (Note 9)	9,149,860	7,953,362
Less: allowance for credit losses on mortgage loans (Note 10)	1,142	1,686
Mortgage loans held for portfolio, net	9,148,718	7,951,676
Accrued interest receivable	109,886	94,855
Premises, software, and equipment, net	9,187	10,436
Derivative assets (Note 11)	104,753	26,996
Other assets	37,338	13,013
TOTAL ASSETS	$104,635,281	$118,755,808
LIABILITIES
Deposits (Note 12)	$765,879	$804,342
Consolidated Obligations: (Note 13)
Discount Notes	44,689,662	77,199,208
Bonds (includes $7,895,510 and $2,214,590 at fair value under fair value option in 2016 and 2015, respectively)	53,190,866	35,091,722
Total Consolidated Obligations	97,880,528	112,290,930
Mandatorily redeemable capital stock (Note 15)	34,782	37,895
Accrued interest payable	119,322	118,823
Affordable Housing Program payable (Note 14)	104,883	107,352
Derivative liabilities (Note 11)	17,874	31,087
Other liabilities	733,918	212,254
Total liabilities	99,657,186	113,602,683
Commitments and contingencies (Note 20)
CAPITAL (Note 15)
Capital stock Class B putable ($100 par value); issued and outstanding shares: 41,569 shares in 2016 and 44,288 shares in 2015	4,156,944	4,428,756
Retained earnings:
Unrestricted	574,122	530,998
Restricted	260,285	206,648
Total retained earnings	834,407	737,646
Accumulated other comprehensive loss (Note 16)	(13,256)	(13,277)
Total capital	4,978,095	5,153,125
TOTAL LIABILITIES AND CAPITAL	$104,635,281	$118,755,808

(a)	Fair values: $14,413,231 and $15,229,965 at December 31, 2016 and 2015, respectively.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF INCOME
(In thousands)

	For the Years Ended December 31,
	2016	2015	2014
INTEREST INCOME:
Advances	$576,970	$366,651	$314,800
Prepayment fees on Advances, net	9,874	2,723	3,624
Interest-bearing deposits	320	88	85
Securities purchased under agreements to resell	9,491	2,147	1,261
Federal funds sold	34,313	12,106	5,426
Investment securities:
Trading securities	20	22	25
Available-for-sale securities	5,822	2,198	3,204
Held-to-maturity securities	325,500	325,449	343,042
Total investment securities	331,342	327,669	346,271
Mortgage loans held for portfolio	261,071	251,594	246,560
Loans to other FHLBanks	13	—	—
Total interest income	1,223,394	962,978	918,027
INTEREST EXPENSE:
Consolidated Obligations:
Discount Notes	173,595	65,217	27,439
Bonds	681,757	566,970	559,480
Total Consolidated Obligations	855,352	632,187	586,919
Deposits	1,320	360	264
Loans from other FHLBanks	1	—	—
Mandatorily redeemable capital stock	3,517	2,432	4,190
Total interest expense	860,190	634,979	591,373
NET INTEREST INCOME	363,204	327,999	326,654
Reversal for credit losses	—	—	(500)
NET INTEREST INCOME AFTER REVERSAL FOR CREDIT LOSSES	363,204	327,999	327,154
NON-INTEREST INCOME:
Net losses on trading securities	(5)	(18)	(9)
Net realized gains from sale of held-to-maturity securities	38,763	—	—
Net gains on financial instruments held under fair value option	40,503	1,057	2,174
Net (losses) gains on derivatives and hedging activities	(47,431)	13,037	6,627
Standby Letters of Credit fees	12,195	13,098	10,767
Other, net	2,206	2,720	3,071
Total non-interest income	46,231	29,894	22,630
NON-INTEREST EXPENSE:
Compensation and benefits	41,932	39,766	36,777
Other operating expenses	25,935	21,728	17,454
Finance Agency	6,325	6,793	7,084
Office of Finance	4,284	4,698	4,374
Litigation settlement	25,250	—	—
Other	7,337	2,566	2,559
Total non-interest expense	111,063	75,551	68,248
INCOME BEFORE ASSESSMENTS	298,372	282,342	281,536
Affordable Housing Program assessments	30,189	27,906	27,605
NET INCOME	$268,183	$254,436	$253,931
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	For the Years Ended December 31,
	2016	2015	2014
Net income	$268,183	$254,436	$253,931
Other comprehensive income adjustments:
Net unrealized (losses) gains on available-for-sale securities	(58)	105	97
Pension and postretirement benefits	79	3,214	(7,651)
Total other comprehensive income adjustments	21	3,319	(7,554)
Comprehensive income	$268,204	$257,755	$246,377

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CAPITAL
(In thousands)

	Capital Stock Class B - Putable		Retained Earnings			Accumulated Other Comprehensive	Total
	Shares	Par Value	Unrestricted	Restricted	Total	Loss	Capital
BALANCE, DECEMBER 31, 2013	46,980	$4,697,985	$510,321	$110,843	$621,164	$(9,042)	$5,310,107
Adjustment for cumulative effect of accounting change - change in amortization methodology			(37,459)	(5,868)	(43,327)		(43,327)
Proceeds from sale of capital stock	835	83,543					83,543
Repurchase of capital stock	(4,979)	(497,875)					(497,875)
Net shares reclassified to mandatorily redeemable capital stock	(171)	(17,110)					(17,110)
Comprehensive income			203,145	50,786	253,931	(7,554)	246,377
Cash dividends on capital stock			(176,356)		(176,356)		(176,356)
BALANCE, DECEMBER 31, 2014	42,665	4,266,543	499,651	155,761	655,412	(16,596)	4,905,359
Proceeds from sale of capital stock	1,912	191,132					191,132
Net shares reclassified to mandatorily redeemable capital stock	(289)	(28,919)					(28,919)
Comprehensive income			203,549	50,887	254,436	3,319	257,755
Cash dividends on capital stock			(172,202)		(172,202)		(172,202)
BALANCE, DECEMBER 31, 2015	44,288	4,428,756	530,998	206,648	737,646	(13,277)	5,153,125
Proceeds from sale of capital stock	920	92,027					92,027
Net shares reclassified to mandatorily redeemable capital stock	(3,639)	(363,839)					(363,839)
Comprehensive income			214,546	53,637	268,183	21	268,204
Cash dividends on capital stock			(171,422)		(171,422)		(171,422)
BALANCE, DECEMBER 31, 2016	41,569	$4,156,944	$574,122	$260,285	$834,407	$(13,256)	$4,978,095

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2016	2015	2014
OPERATING ACTIVITIES:
Net income	$268,183	$254,436	$253,931
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55,296	35,793	(1,490)
Net change in derivative and hedging activities	63,806	12,651	16,224
Net change in fair value adjustments on trading securities	5	18	9
Net change in fair value adjustments on financial instruments held under fair value option	(40,503)	(1,057)	(2,174)
Other adjustments	(38,774)	(11)	(393)
Net change in:
Accrued interest receivable	(15,028)	(13,473)	3,746
Other assets	(24,325)	(1,120)	(739)
Accrued interest payable	21,273	4,694	(3,177)
Other liabilities	32,560	41,036	19,252
Total adjustments	54,310	78,531	31,258
Net cash provided by operating activities	322,493	332,967	285,189

INVESTING ACTIVITIES:
Net change in:
Interest-bearing deposits	(113,516)	12,092	30,579
Securities purchased under agreements to resell	5,302,492	(7,188,979)	(993,000)
Federal funds sold	6,588,000	(4,245,000)	(4,860,000)
Premises, software, and equipment	(1,623)	(1,834)	(686)
Trading securities:
Proceeds from maturities of long-term	184	164	228
Available-for-sale securities:
Net (increase) decrease in short-term	(600,000)	650,000	835,000
Held-to-maturity securities:
Net decrease (increase) in short-term	1,404	(6,585)	1,386
Proceeds from maturities of long-term	2,924,469	2,611,029	2,093,933
Proceeds from sale of long-term	852,199	—	—
Purchases of long-term	(2,529,144)	(3,172,521)	(719,833)
Advances:
Proceeds	1,364,290,711	930,146,812	1,120,239,271
Made	(1,360,955,355)	(933,090,216)	(1,125,441,755)
Mortgage loans held for portfolio:
Principal collected	1,661,697	1,383,198	1,070,820
Purchases	(2,899,907)	(2,414,064)	(1,260,888)
Net cash provided by (used in) investing activities	14,521,611	(15,315,904)	(9,004,945)

The accompanying notes are an integral part of these financial statements.

(continued from previous page)
FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2016	2015	2014
FINANCING ACTIVITIES:
Net increase (decrease) in deposits and pass-through reserves	$3,567	$74,725	$(200,660)
Net payments on derivative contracts with financing elements	(23,185)	(28,458)	(31,195)
Net proceeds from issuance of Consolidated Obligations:
Discount Notes	325,535,819	305,975,240	270,415,559
Bonds	50,922,924	19,042,816	41,461,146
Payments for maturing and retiring Consolidated Obligations:
Discount Notes	(358,051,273)	(270,027,809)	(267,394,419)
Bonds	(32,787,008)	(43,118,354)	(40,358,950)
Proceeds from issuance of capital stock	92,027	191,132	83,543
Payments for repurchase/redemption of mandatorily redeemable capital stock	(366,952)	(53,987)	(70,000)
Payments for repurchase of capital stock	—	—	(497,875)
Cash dividends paid	(171,422)	(172,202)	(176,356)
Net cash (used in) provided by financing activities	(14,845,503)	11,883,103	3,230,793
Net decrease in cash and cash equivalents	(1,399)	(3,099,834)	(5,488,963)
Cash and cash equivalents at beginning of the period	10,136	3,109,970	8,598,933
Cash and cash equivalents at end of the period	$8,737	$10,136	$3,109,970
Supplemental Disclosures:
Interest paid	$858,401	$642,179	$621,865
Affordable Housing Program payments, net	$32,658	$18,657	$23,291

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

Basis of Presentation

The FHLB's accounting and financial reporting policies conform to accounting principles generally accepted in the United States of America (GAAP).

Changes in the Presentation of Debt Issuance Costs (also referred to as Concessions). On January 1, 2016, the FHLB retrospectively adopted the guidance, Simplifying the Presentation of Debt Issuance Costs, issued by the Financial Accounting Standards Board (FASB) on April 7, 2015. As a result, unamortized concessions (in thousands) of $13,042 included in other assets at December 31, 2015 were reclassified as a reduction in the balance of the corresponding Consolidated Obligations. The reclassification resulted in a decrease (in thousands) of $13,042 in Consolidated Bonds at December 31, 2015. Accordingly, the FHLB's total assets and total liabilities each decreased by (in thousands) $13,042 at December 31, 2015. The adoption of this guidance had no effect on the FHLB's results of operations and cash flows.

Change in Accounting Principle. Effective October 1, 2016, the FHLB changed its method of accounting for the amortization and accretion of premiums and discounts and hedging basis adjustments on mortgage loans held for portfolio to the contractual interest method (contractual method). Historically, the FHLB deferred and amortized premiums and accreted discounts into interest income using the retrospective interest method (retrospective method), which used both actual prepayment experience and estimates of future principal repayments in calculating the estimated lives of the loans. While both the retrospective and contractual methods are acceptable under GAAP, the contractual method has become preferable for recognizing net unamortized premiums on mortgage loans held for portfolio because (i) it reduces the FHLB's reliance on subjective assumptions and estimates that affected the reported amounts of assets, capital and income in the financial statements and (ii) it represents the base accounting model articulated in GAAP applicable to accounting for the amortization of premiums and the accretion of discounts, whereas the retrospective method is only permitted by the guidance in narrowly defined circumstances.
The change to the contractual method for amortizing premiums and accreting discounts and hedging basis adjustments on mortgage loans has been reported through retroactive application of the change in accounting principle to all periods presented. For the quarters ended March 31, 2016, June 30, 2016, September 30, 2016 and December 31, 2016, the effect of this change was an increase (decrease) to net income (in thousands) of $8,162, $5,017, $3,486, and $(22,522), respectively. The effect for the year ended December 31, 2016 was a decrease to net income (in thousands) of $(5,857).

The following tables illustrate the effect of the change in amortization and accretion method on the FHLB's financial statements as of and for the years ended December 31, 2016, 2015, and 2014.

	As of and for the Year Ended December 31, 2016
(In thousands)	Previous Method	New Method	Effect of Change
Statements of Condition:
Mortgage loans held for portfolio, net	$9,183,157	$9,148,718	$(34,439)
Total assets	104,669,720	104,635,281	(34,439)
Affordable Housing Program payable	105,534	104,883	(651)
Total liabilities	99,657,837	99,657,186	(651)
Retained earnings:
Unrestricted	603,950	574,122	(29,828)
Restricted	264,245	260,285	(3,960)
Total retained earnings	868,195	834,407	(33,788)
Total capital	5,011,883	4,978,095	(33,788)
Total liabilities and capital	104,669,720	104,635,281	(34,439)
Statements of Income:
Interest income - mortgage loans held for portfolio	$267,579	$261,071	$(6,508)
Net interest income after reversal for credit losses	369,712	363,204	(6,508)
Income before assessments	304,880	298,372	(6,508)
Affordable Housing Program assessments	30,840	30,189	(651)
Net income	274,040	268,183	(5,857)
Statements of Comprehensive Income:
Net income	$274,040	$268,183	$(5,857)
Comprehensive income	274,061	268,204	(5,857)
Statements of Capital:
Total retained earnings, beginning of year	$765,577	$737,646	$(27,931)
Total comprehensive income	274,061	268,204	(5,857)
Total retained earnings, end of year	868,195	834,407	(33,788)
Total capital	5,011,883	4,978,095	(33,788)
Statements of Cash Flows:
Operating activities:
Net income	$274,040	$268,183	$(5,857)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48,788	55,296	6,508
Changes in:
Other liabilities	33,211	32,560	(651)
Total adjustments	48,453	54,310	5,857
Net cash provided by operating activities	322,493	322,493	—

	As of and for the Year Ended December 31, 2015
(In thousands)	Previous Method	New Method	Effect of Change
Statements of Condition:
Mortgage loans held for portfolio, net	$7,979,607	$7,951,676	$(27,931)
Total assets	118,783,739	118,755,808	(27,931)
Retained earnings:
Unrestricted	556,139	530,998	(25,141)
Restricted	209,438	206,648	(2,790)
Total retained earnings	765,577	737,646	(27,931)
Total capital	5,181,056	5,153,125	(27,931)
Total liabilities and capital	118,783,739	118,755,808	(27,931)
Statements of Income:
Interest income - mortgage loans held for portfolio	$245,876	$251,594	$5,718
Net interest income after reversal for credit losses	322,281	327,999	5,718
Income before assessments	276,624	282,342	5,718
Net income	248,718	254,436	5,718
Statements of Comprehensive Income:
Net income	$248,718	$254,436	$5,718
Comprehensive income	252,037	257,755	5,718
Statements of Capital:
Total retained earnings, beginning of year	$689,061	$655,412	$(33,649)
Total comprehensive income	252,037	257,755	5,718
Total retained earnings, end of year	765,577	737,646	(27,931)
Total capital	5,181,056	5,153,125	(27,931)
Statements of Cash Flows:
Operating activities:
Net income	$248,718	$254,436	$5,718
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,511	35,793	(5,718)
Total adjustments	84,249	78,531	(5,718)
Net cash provided by operating activities	332,967	332,967	—

	As of and for the Year Ended December 31, 2014
(In thousands)	Previous Method	New Method	Effect of Change
Statements of Income:
Interest income - mortgage loans held for portfolio	$236,882	$246,560	$9,678
Net interest income after reversal for credit losses	317,476	327,154	9,678
Income before assessments	271,858	281,536	9,678
Net income	244,253	253,931	9,678
Statements of Comprehensive Income:
Net income	$244,253	$253,931	$9,678
Comprehensive income	236,699	246,377	9,678
Statements of Capital:
Cumulative effect of change in accounting principle, January 1, 2014	$—	$(43,327)	$(43,327)
Retained earnings after cumulative effect of change in accounting principle, beginning of year	621,164	577,837	(43,327)
Comprehensive income	236,699	246,377	9,678
Total retained earnings, end of year	689,061	655,412	(33,649)
Total capital	4,939,008	4,905,359	(33,649)
Statements of Cash Flows:
Operating activities:
Net income	$244,253	$253,931	$9,678
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,188	(1,490)	(9,678)
Total adjustments	40,936	31,258	(9,678)
Net cash provided by operating activities	285,189	285,189	—

Significant Accounting Policies

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

Premiums and Discounts. The FHLB amortizes purchased premiums and accretes purchased discounts on mortgage-backed securities using the retrospective method. The retrospective method requires that the FHLB estimate prepayments over the estimated life of the securities and make a retrospective adjustment of the effective yield each time that the FHLB changes the estimated life as if the new estimate had been known since the original acquisition date of the securities. The FHLB uses nationally recognized third-party prepayment models to project estimated cash flows. Due to their short term nature, the FHLB amortizes premiums and accretes discounts on other investment categories with a term of one year or less using a straight-line methodology based on the contractual maturity of the securities. Analyses of the straight-line compared to the level-yield methodology have been performed by the FHLB and it has determined that the impact of the difference on the financial statements for each period reported, taken individually and as a whole, is not material.

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

Advances. The FHLB reports Advances (loans to members, former members or housing associates) either at amortized cost or at fair value when the fair value option is elected. Advances carried at amortized cost are reported net of premiums, discounts (including discounts on Advances related to the Affordable Housing Program (AHP), as discussed below), unearned commitment fees and hedging adjustments. The FHLB amortizes or accretes premiums and discounts, and recognizes unearned commitment fees and hedging adjustments on Advances to interest income using a level-yield methodology. The FHLB records interest on Advances to income as earned. For Advances carried at fair value, interest income is recognized based on the contractual interest rate.

Advance Modifications. In cases in which the FHLB funds a new Advance concurrent with or within a short period of time before or after the prepayment of an existing Advance by the same borrower, the FHLB evaluates whether the new Advance meets the accounting criteria to qualify as a modification of an existing Advance or whether it constitutes a new Advance. The FHLB compares the present value of cash flows on the new Advance to the present value of cash flows remaining on the existing Advance. If there is at least a 10 percent difference in the cash flows, or if the FHLB concludes the differences between the Advances are more than minor based on qualitative factors, the Advance is accounted for as a new Advance. In all other instances, the new Advance is accounted for as a modification.

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

Mortgage Loans Held for Portfolio. The FHLB classifies mortgage loans as held for portfolio and, accordingly, reports them at their principal amount outstanding net of unamortized premiums and discounts and hedging basis adjustments on loans initially classified as mortgage loan commitments. The FHLB has the intent and ability to hold these mortgage loans to maturity.

Premiums and Discounts. The FHLB defers and amortizes premiums and accretes discounts paid to and received by the FHLB's participating members (Participating Financial Institutions, or PFIs) and hedging basis adjustments, as interest income using the contractual method.

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

Premises, Software and Equipment, Net. The FHLB records premises, software and equipment at cost less accumulated depreciation and amortization. The FHLB's accumulated depreciation and amortization related to these items was $23,345,000 and $20,867,000 at December 31, 2016 and 2015. The FHLB computes depreciation on a straight-line methodology over the estimated useful lives of assets ranging from three to ten years. The FHLB amortizes leasehold improvements on a straight-line basis over the shorter of the estimated useful life of the improvement or the remaining term of the lease. The FHLB capitalizes improvements and major renewals but expenses ordinary maintenance and repairs when incurred. Depreciation and amortization expense for premises, software and equipment was $2,883,000, $2,691,000, and $3,108,000 for the years ended December 31, 2016, 2015, and 2014.

The FHLB includes gains and losses on disposal of premises, software and equipment in other income. The net realized gain (loss) on disposal of premises, software and equipment was $11,000, $11,000, and $(106,000) for the years ended December 31, 2016, 2015, and 2014.

The cost of computer software developed or obtained for internal use is capitalized and amortized over future periods. As of December 31, 2016 and 2015, the FHLB had $4,902,000 and $5,887,000 in unamortized computer software costs. Amortization of computer software costs charged to expense was $2,080,000, $1,965,000, and $2,433,000 for the years ended December 31, 2016, 2015, and 2014.

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

Concessions. Dealers receive concessions in connection with the issuance of certain Consolidated Obligations. The Office of Finance prorates the amount of the concession to the FHLB based upon the percentage of the debt issued that is assumed by the FHLB. Concessions paid on Consolidated Obligations designated under the fair value option are expensed as incurred in other non-interest expense. The FHLB records concessions paid on Consolidated Obligation Bonds not designated under the fair value option as a direct deduction from their carrying amounts, consistent with the presentation of discounts on Consolidated Obligations. The concessions are amortized, using a level-yield methodology, over the terms to maturity or the expected lives of the Consolidated Obligation Bonds. The amortization of those concessions is included in Consolidated Obligation Bond interest expense.

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

Note 2 - Recently Issued Accounting Standards and Interpretations

Classification of Certain Cash Receipts and Cash Payments. On August 26, 2016, the FASB issued amendments to clarify guidance on the classification of certain cash receipts and payments in the Statement of Cash Flows. This guidance is intended to reduce existing diversity in practice in how certain cash receipts and cash payments are presented and classified on the Statement of Cash Flows. This guidance is effective for the FHLB for interim and annual periods beginning after December 15, 2017, and early adoption is permitted. This guidance should be applied using a retrospective transition method to each period presented. The FHLB does not intend to adopt the new guidance early. At this time, the FHLB does not expect the new guidance to have a material impact on the FHLB’s cash flows.
Measurement of Credit Losses on Financial Instruments. On June 16, 2016, the FASB issued amended guidance for the accounting of credit losses on financial instruments. The amendments require entities to immediately record the full amount of expected credit losses in their loan portfolios. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The guidance also requires, among other things, credit losses relating to available-for-sale debt securities to be recorded through an allowance for credit losses and expanded disclosure requirements. The guidance is effective for the FHLB for interim and annual periods beginning after December 15, 2019. Early application is permitted as of the interim and annual reporting periods beginning after December 15, 2018. The guidance should be applied using a modified-retrospective approach, through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. In addition, entities are required to use a prospective transition approach for debt securities for which an other-than-temporary impairment had been recognized before the effective date. The FHLB does not intend to adopt the new guidance early. While the FHLB is still in the process of evaluating this guidance, the FHLB expects the guidance will result in an increase in the allowance for credit losses given the requirement to estimate losses for the entire estimated life of the financial asset. The extent of the impact on the FHLB’s financial condition, results of operations, and cash flows will depend upon the composition of the FHLB’s financial assets at the adoption date and the economic conditions and forecasts at that time.
Contingent Put and Call Options in Debt Instruments. On March 14, 2016, the FASB issued amendments to clarify the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. The guidance requires entities to apply only the four-step decision sequence when assessing whether the economic characteristics and risks of call (put) options are clearly and closely related to the economic characteristics and risks of their debt hosts. Consequently, when a call (put) option is contingently exercisable, an entity does not have to assess whether the event that triggers the ability to exercise a call (put) option is related to interest rates or credit risks. This guidance became effective for the FHLB for the interim and annual periods beginning on January 1, 2017. The adoption of this guidance had no effect on the FHLB's financial condition, results of operations, and cash flows.
Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships. On March 10, 2016, the FASB issued amendments to clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under GAAP does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. The amendments provide entities with the option to apply the guidance using either a prospective approach or a modified retrospective approach, retrospectively applied to all derivative instruments that meet the specific conditions. As permitted, the FHLB elected early adoption of the guidance prospectively on January 1, 2016. The adoption of this guidance had no effect on the FHLB's financial condition, results of operations, and cash flows.
Leases. On February 25, 2016, the FASB issued guidance which requires recognition of lease assets and lease liabilities on the Statement of Condition and disclosure of key information about leasing arrangements. In particular, this guidance requires a lessee, of operating or finance leases, to recognize on the Statement of Condition a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. However, for leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election not to recognize lease assets and lease liabilities. The guidance becomes effective for the FHLB for the interim and annual periods beginning after December 15, 2018, and early application is permitted. The guidance requires lessors and lessees to recognize and measure leases at the beginning of the earliest period presented in the financial statements using a modified retrospective approach. The FHLB does not intend to adopt the new guidance early. Upon adoption, the FHLB expects to report higher assets and liabilities as a result of including right-of-use assets and lease liabilities on its Statement of Condition. While the FHLB is still in the process of evaluating this guidance, the FHLB does not expect the new guidance to have a material impact on its financial condition, results of operations, and cash flows.

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

The guidance becomes effective for the FHLB for the interim and annual periods beginning after December 15, 2017, and early adoption is only permitted for certain provisions. The amendments, in general, should be applied by means of a cumulative-effect adjustment to the Statement of Condition as of the beginning of the period of adoption. The FHLB does not intend to adopt the new guidance early. At this time, the FHLB does not expect the new guidance to have a material impact on the FHLB's financial condition, results of operations, and cash flows.

Note 3 - Cash and Due from Banks

Cash and due from banks on the Statement of Condition includes cash on hand, cash items in the process of collection, compensating balances, and amounts due from correspondent banks and the Federal Reserve Bank.

Compensating Balances. The FHLB maintains collected cash balances with commercial banks in return for certain services. These agreements contain no legal restrictions on the withdrawal of funds. The average collected cash balances for the years ended December 31, 2016 and 2015 were approximately $50,000 and $63,000.

Pass-through Deposit Reserves. The FHLB acts as a pass-through correspondent for member institutions required to deposit reserves with the Federal Reserve Banks. The amount shown as “Cash and due from banks” includes pass-through reserves deposited with Federal Reserve Banks of approximately $576,000 and $238,000 as of December 31, 2016 and 2015.

Note 4 - Trading Securities

Table 4.1 - Trading Securities by Major Security Types (in thousands)

Fair Value	December 31, 2016	December 31, 2015
Mortgage-backed securities:
Other U.S. obligation single-family mortgage-backed securities	$970	$1,159
Total	$970	$1,159

Table 4.2 - Net Losses on Trading Securities (in thousands)

	For the Years Ended December 31,
	2016	2015	2014
Net losses on trading securities held at period end	$(5)	$(18)	$(9)
Net losses on trading securities	$(5)	$(18)	$(9)

Note 5 - Available-for-Sale Securities

Table 5.1 - Available-for-Sale Securities by Major Security Types (in thousands)

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$1,300,000	$38	$(15)	$1,300,023
Total	$1,300,000	$38	$(15)	$1,300,023

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$700,000	$81	$—	$700,081
Total	$700,000	$81	$—	$700,081

All securities outstanding with gross unrealized losses at December 31, 2016 were in a continuous unrealized loss position for less than 12 months.

Table 5.2 - Available-for-Sale Securities by Contractual Maturity (in thousands)

	December 31, 2016		December 31, 2015
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$1,300,000	$1,300,023	$700,000	$700,081

Table 5.3 - Interest Rate Payment Terms of Available-for-Sale Securities (in thousands)

	December 31, 2016	December 31, 2015
Amortized cost of available-for-sale securities:
Fixed-rate	$1,300,000	$700,000

Realized Gains and Losses. The FHLB had no sales of securities out of its available-for-sale portfolio for the years ended December 31, 2016, 2015, or 2014.

Note 6 - Held-to-Maturity Securities

Table 6.1 - Held-to-Maturity Securities by Major Security Types (in thousands)

	December 31, 2016
	Amortized Cost (1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
Non-mortgage-backed securities:
Government-sponsored enterprises (GSE)	$31,279	$1	$—	$31,280
Total non-mortgage-backed securities	31,279	1	—	31,280
Mortgage-backed securities:
Other U.S. obligation single-family mortgage-backed securities	3,183,219	3,653	(23,151)	3,163,721
GSE single-family mortgage-backed securities	8,186,733	36,161	(147,494)	8,075,400
GSE multi-family mortgage-backed securities	3,145,748	988	(3,906)	3,142,830
Total mortgage-backed securities	14,515,700	40,802	(174,551)	14,381,951
Total	$14,546,979	$40,803	$(174,551)	$14,413,231

	December 31, 2015
	Amortized Cost (1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
Non-mortgage-backed securities:
GSE	$32,683	$—	$—	$32,683
Total non-mortgage-backed securities	32,683	—	—	32,683
Mortgage-backed securities:
Other U.S. obligation single-family mortgage-backed securities	3,894,432	3,629	(25,292)	3,872,769
GSE single-family mortgage-backed securities	10,891,089	122,044	(148,589)	10,864,544
GSE multi-family mortgage-backed securities	460,002	—	(33)	459,969
Total mortgage-backed securities	15,245,523	125,673	(173,914)	15,197,282
Total	$15,278,206	$125,673	$(173,914)	$15,229,965

(1)	Carrying value equals amortized cost.

Table 6.2 - Net Purchased Premiums Included in the Amortized Cost of Mortgage-backed Securities Classified as Held-to-Maturity (in thousands)

	December 31, 2016	December 31, 2015
Premiums	$60,519	$84,450
Discounts	(31,474)	(40,667)
Net purchased premiums	$29,045	$43,783

Table 6.3 summarizes the held-to-maturity securities with unrealized losses, which are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

Table 6.3 - Held-to-Maturity Securities in a Continuous Unrealized Loss Position (in thousands)

	December 31, 2016
	Less than 12 Months		12 Months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Mortgage-backed securities:
Other U.S. obligation single-family mortgage-backed securities	$2,151,584	$(23,151)	$—	$—	$2,151,584	$(23,151)
GSE single-family mortgage-backed securities	4,548,897	(90,119)	1,193,241	(57,375)	5,742,138	(147,494)
GSE multi-family mortgage-backed securities	1,897,043	(3,906)	—	—	1,897,043	(3,906)
Total	$8,597,524	$(117,176)	$1,193,241	$(57,375)	$9,790,765	$(174,551)

	December 31, 2015
	Less than 12 Months		12 Months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Mortgage-backed securities:
Other U.S. obligation single-family mortgage-backed securities	$2,574,649	$(25,292)	$—	$—	$2,574,649	$(25,292)
GSE single-family mortgage-backed securities	4,332,237	(74,068)	2,065,926	(74,521)	6,398,163	(148,589)
GSE multi-family mortgage-backed securities	459,969	(33)	—	—	459,969	(33)
Total	$7,366,855	$(99,393)	$2,065,926	$(74,521)	$9,432,781	$(173,914)

Table 6.4 - Held-to-Maturity Securities by Contractual Maturity (in thousands)

	December 31, 2016		December 31, 2015
Year of Maturity	Amortized Cost (1)	Fair Value	Amortized Cost (1)	Fair Value
Non-mortgage-backed securities:
Due in 1 year or less	$31,279	$31,280	$32,683	$32,683
Due after 1 year through 5 years	—	—	—	—
Due after 5 years through 10 years	—	—	—	—
Due after 10 years	—	—	—	—
Total non-mortgage-backed securities	31,279	31,280	32,683	32,683
Mortgage-backed securities (2)	14,515,700	14,381,951	15,245,523	15,197,282
Total	$14,546,979	$14,413,231	$15,278,206	$15,229,965

(1)	Carrying value equals amortized cost.

(2)
Mortgage-backed securities are not presented by contractual maturity because their expected maturities will likely differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 6.5 - Interest Rate Payment Terms of Held-to-Maturity Securities (in thousands)

	December 31, 2016	December 31, 2015
Amortized cost of non-mortgage-backed securities:
Fixed-rate	$31,279	$32,683
Total amortized cost of non-mortgage-backed securities	31,279	32,683
Amortized cost of mortgage-backed securities:
Fixed-rate	9,706,072	12,664,603
Variable-rate	4,809,628	2,580,920
Total amortized cost of mortgage-backed securities	14,515,700	15,245,523
Total	$14,546,979	$15,278,206

Realized Gains and Losses. The FHLB sold securities out of its held-to-maturity portfolio during the periods noted below in Table 6.6, each of which had less than 15 percent of the acquired principal outstanding at the time of the sale. These sales are considered maturities for the purposes of security classification.

Table 6.6 - Proceeds from Sale and Gains on Held-to-Maturity Securities (in thousands)

	For the Years Ended December 31,
	2016	2015	2014
Proceeds from sale of held-to-maturity securities	$852,199	$—	$—
Gross gains from sale of held-to-maturity securities	38,763	—	—

Note 7 - Other-Than-Temporary Impairment Analysis

The FHLB evaluates any of its individual available-for-sale and held-to-maturity investment securities holdings in an unrealized loss position for other-than-temporary impairment on a quarterly basis.

For its Other U.S. obligations and GSE investments (mortgage-backed securities and non-mortgage-backed securities), the FHLB has determined that the strength of the issuers' guarantees through direct obligations or support from the U.S. government is sufficient to protect the FHLB from losses based on current expectations. As a result, the FHLB determined that, as of December 31, 2016, all of the gross unrealized losses on these investments were temporary as the declines in market value of these securities were not attributable to credit quality. Furthermore, the FHLB does not intend to sell the investments, and it is not more likely than not that the FHLB will be required to sell the investments before recovery of their amortized cost bases. As a result, the FHLB did not consider any of these investments to be other-than-temporarily impaired at December 31, 2016.

The FHLB also reviewed its available-for-sale securities that have experienced unrealized losses at December 31, 2016 and determined that the unrealized losses were temporary, based on the creditworthiness of the issuers and the related collateral characteristics, and that the FHLB will recover its entire amortized cost basis. Additionally, because the FHLB does not intend to sell these securities, nor is it more likely than not that the FHLB will be required to sell the securities before recovery, it did not consider the investments to be other-than-temporarily impaired at December 31, 2016.

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

Table 8.1 - Advance Redemption Terms (dollars in thousands)

	December 31, 2016		December 31, 2015
Redemption Term	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$23,129,060	0.85%	$27,177,311	0.57%
Due after 1 year through 2 years	21,503,138	1.06	12,360,345	0.79
Due after 2 years through 3 years	14,292,353	1.12	15,839,007	0.77
Due after 3 years through 4 years	5,322,050	1.26	11,107,509	0.78
Due after 4 years through 5 years	963,105	1.78	3,391,892	1.06
Thereafter	4,697,315	1.75	3,366,205	1.69
Total par value	69,907,021	1.07	73,242,269	0.75
Commitment fees	(534)		(629)
Discount on AHP Advances	(7,435)		(9,396)
Premiums	2,061		2,744
Discounts	(5,994)		(8,386)
Hedging adjustments	(13,138)		65,513
Fair value option valuation adjustments and accrued interest	93		57
Total	$69,882,074		$73,292,172

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

Table 8.2 - Advances by Year of Contractual Maturity or Next Call Date (in thousands)

Year of Contractual Maturity or Next Call Date	December 31, 2016	December 31, 2015
Due in 1 year or less	$33,831,156	$33,384,838
Due after 1 year through 2 years	15,901,805	11,289,035
Due after 2 years through 3 years	13,608,214	13,959,002
Due after 3 years through 4 years	2,982,425	10,356,770
Due after 4 years through 5 years	2,243,105	2,747,419
Thereafter	1,340,316	1,505,205
Total par value	$69,907,021	$73,242,269
The FHLB also offers putable Advances. With a putable Advance, the FHLB effectively purchases put options from the member that allows the FHLB to terminate the Advance at predetermined dates. The FHLB normally would exercise its put option when interest rates increase relative to contractual rates.

Table 8.3 - Advances by Year of Contractual Maturity or Next Put Date for Putable Advances (in thousands)

Year of Contractual Maturity or Next Put Date	December 31, 2016	December 31, 2015
Due in 1 year or less	$23,499,560	$28,111,211
Due after 1 year through 2 years	21,248,138	11,895,945
Due after 2 years through 3 years	14,286,853	15,549,007
Due after 3 years through 4 years	5,322,050	11,098,009
Due after 4 years through 5 years	963,105	3,391,892
Thereafter	4,587,315	3,196,205
Total par value	$69,907,021	$73,242,269

Table 8.4 - Advances by Interest Rate Payment Terms (in thousands)

	December 31, 2016	December 31, 2015
Fixed-rate (1)
Due in one year or less	$16,330,685	$15,599,101
Due after one year	8,369,765	9,713,857
Total fixed-rate (1)	24,700,450	25,312,958
Variable-rate (1)
Due in one year or less	6,798,375	11,578,210
Due after one year	38,408,196	36,351,101
Total variable-rate (1)	45,206,571	47,929,311
Total par value	$69,907,021	$73,242,269

(1)	Payment terms based on current interest rate terms, which reflect any option exercises or rate conversions that have occurred subsequent to the related Advance issuance.

Credit Risk Exposure. The FHLB's potential credit risk from Advances is concentrated in commercial banks and insurance companies. The FHLB's Advances outstanding that were greater than or equal to $1.0 billion per borrower were $55.5 billion (79.4 percent) and $57.4 billion (78.4 percent) at December 31, 2016 and 2015, respectively. These Advances were made to 9 and 8 borrowers (members and former members) at December 31, 2016 and 2015. See Note 10 for information related to the FHLB's credit risk on Advances and allowance methodology for credit losses.

Table 8.5 - Borrowers Holding Five Percent or more of Total Advances, Including Any Known Affiliates that are Members of the FHLB (dollars in millions)

December 31, 2016			December 31, 2015
	Principal	% of Total Par Value of Advances		Principal	% of Total Par Value of Advances
JPMorgan Chase Bank, N.A.	$32,300	46%	JPMorgan Chase Bank, N.A.	$35,350	48%
U.S. Bank, N.A.	8,563	12	U.S. Bank, N.A.	10,086	14
Total	$40,863	58%	Total	$45,436	62%

Note 9 - Mortgage Loans Held for Portfolio

Total mortgage loans held for portfolio represent residential mortgage loans under the MPP that the FHLB's members originate, credit enhance, and then sell to the FHLB. The FHLB does not service any of these loans. The FHLB plans to retain its existing portfolio of mortgage loans.

Table 9.1 - Mortgage Loans Held for Portfolio (in thousands)

	December 31, 2016	December 31, 2015
Unpaid principal balance:
Fixed rate medium-term single-family mortgage loans (1)	$1,320,585	$1,478,780
Fixed rate long-term single-family mortgage loans	7,605,088	6,278,904
Total unpaid principal balance	8,925,673	7,757,684
Premiums	211,058	184,975
Discounts	(3,740)	(4,572)
Hedging basis adjustments (2)	16,869	15,275
Total mortgage loans held for portfolio	$9,149,860	$7,953,362

(1)	Medium-term is defined as a term of 15 years or less.

(2)
Represents the unamortized balance of the mortgage purchase commitments' market values at the time of settlement. The market value of the commitment is included in the basis of the mortgage loan and amortized accordingly.

Table 9.2 - Mortgage Loans Held for Portfolio by Collateral/Guarantee Type (in thousands)

	December 31, 2016	December 31, 2015
Unpaid principal balance:
Conventional mortgage loans	$8,534,542	$7,277,584
FHA mortgage loans	391,131	480,100
Total unpaid principal balance	$8,925,673	$7,757,684

For information related to the FHLB's credit risk on mortgage loans and allowance for credit losses, see Note 10.

Table 9.3 - Members, Including Any Known Affiliates that are Members of the FHLB, and Former Members Selling Five Percent or more of Total Unpaid Principal (dollars in millions)

	December 31, 2016			December 31, 2015
	Principal	% of Total		Principal	% of Total
Union Savings Bank	$2,886	32%	Union Savings Bank	$2,242	29%
Guardian Savings Bank FSB	855	10	PNC Bank, N.A. (1)	839	11
PNC Bank, N.A. (1)	660	7	Guardian Savings Bank FSB	633	8

(1)	Former member.

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

Using a risk-based approach, the FHLB considers the payment status, collateralization levels, and borrower's financial condition to be indicators of credit quality for its credit products. At December 31, 2016 and 2015, the FHLB had rights to collateral on a member-by-member basis with an estimated value in excess of its outstanding extensions of credit.

The FHLB evaluates and makes changes to its collateral guidelines, as necessary, based on current market conditions. At December 31, 2016 and 2015, the FHLB did not have any Advances that were past due, in non-accrual status or impaired. In addition, there were no troubled debt restructurings related to credit products of the FHLB during 2016 or 2015.

The FHLB has not experienced any credit losses on Advances since it was founded in 1932. Based upon the collateral held as security, its credit extension and collateral policies and the repayment history on credit products, the FHLB did not record any credit losses on credit products as of December 31, 2016 or 2015. Accordingly, the FHLB did not record any allowance for credit losses on Advances.

At December 31, 2016 and 2015, the FHLB did not record any liability to reflect an allowance for credit losses for off-balance sheet credit exposures. See Note 20 for additional information on the FHLB's off-balance sheet credit exposure.

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

Table 10.1 - Rollforward of Allowance for Credit Losses on Conventional Mortgage Loans (in thousands)

	For the Years Ended December 31,
	2016	2015	2014
Balance, beginning of period	$1,686	$4,919	$7,233
Net charge offs	(544)	(3,233)	(1,814)
Reversal for credit losses	—	—	(500)
Balance, end of period	$1,142	$1,686	$4,919

Table 10.2 - Allowance for Credit Losses and Recorded Investment on Conventional Mortgage Loans by Impairment Methodology (in thousands)

	December 31, 2016	December 31, 2015
Allowance for credit losses:
Collectively evaluated for impairment	$1,142	$1,686
Individually evaluated for impairment	—	—
Total allowance for credit losses	$1,142	$1,686
Recorded investment:
Collectively evaluated for impairment	$8,772,681	$7,483,523
Individually evaluated for impairment	9,889	9,385
Total recorded investment	$8,782,570	$7,492,908

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

Table 10.3 - Changes in the LRA (in thousands)

	For the Years Ended December 31,
	2016	2015	2014
LRA at beginning of year	$158,010	$129,213	$115,236
Additions	34,338	33,100	18,947
Claims	(885)	(1,747)	(2,075)
Scheduled distributions	(3,779)	(2,556)	(2,895)
LRA at end of period	$187,684	$158,010	$129,213

Credit Quality Indicators. Key credit quality indicators for mortgage loans include the migration of past due loans, loans in process of foreclosure, and non-accrual loans. The table below summarizes the FHLB's key credit quality indicators for mortgage loans.

Table 10.4 - Recorded Investment in Delinquent Mortgage Loans (dollars in thousands)

	December 31, 2016
	Conventional MPP Loans	FHA Loans	Total
Past due 30-59 days delinquent	$39,409	$23,206	$62,615
Past due 60-89 days delinquent	9,350	8,275	17,625
Past due 90 days or more delinquent	21,773	14,054	35,827
Total past due	70,532	45,535	116,067
Total current mortgage loans	8,712,038	351,299	9,063,337
Total mortgage loans	$8,782,570	$396,834	$9,179,404
Other delinquency statistics:
In process of foreclosure, included above (1)	$15,412	$5,841	$21,253
Serious delinquency rate (2)	0.26%	3.59%	0.40%
Past due 90 days or more still accruing interest (3)	$19,408	$14,054	$33,462
Loans on non-accrual status, included above	$3,908	$—	$3,908

	December 31, 2015
	Conventional MPP Loans	FHA Loans	Total
Past due 30-59 days delinquent	$42,606	$31,846	$74,452
Past due 60-89 days delinquent	10,125	9,887	20,012
Past due 90 days or more delinquent	30,575	17,426	48,001
Total past due	83,306	59,159	142,465
Total current mortgage loans	7,409,602	428,186	7,837,788
Total mortgage loans	$7,492,908	$487,345	$7,980,253
Other delinquency statistics:
In process of foreclosure, included above (1)	$23,171	$7,043	$30,214
Serious delinquency rate (2)	0.42%	3.64%	0.62%
Past due 90 days or more still accruing interest (3)	$25,016	$17,426	$42,442
Loans on non-accrual status, included above	$6,753	$—	$6,753

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

The FHLB did not have any real estate owned at December 31, 2016 or 2015.

Individually Evaluated Impaired Loans. Table 10.5 presents the recorded investment, unpaid principal balance, and related allowance associated with loans individually evaluated for investment.

Table 10.5 - Individually Evaluated Impaired Loan Statistics by Product Class Level (in thousands)

	December 31, 2016			December 31, 2015
Conventional MPP loans	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance	$9,889	$9,708	$—	$9,385	$9,187	$—
With an allowance	—	—	—	—	—	—
Total	$9,889	$9,708	$—	$9,385	$9,187	$—

Table 10.6 - Average Recorded Investment of Individually Evaluated Impaired Loans and Related Interest Income Recognized (in thousands)

	For the Years Ended December 31,
	2016		2015		2014
Individually impaired loans	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Conventional MPP Loans	$9,440	$466	$8,433	$438	$8,029	$417

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

The FHLB's recorded investment in modified loans considered troubled debt restructurings was (in thousands) $9,889 and $9,385 at December 31, 2016 and 2015, respectively. The amount of troubled debt restructurings is not considered material to the FHLB's financial condition, results of operations, or cash flows.

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

Types of Derivatives

The FHLB primarily uses the following derivative instruments:

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

Forwards Contracts - Forwards contracts gives the buyer the right to buy or sell a specific type of asset at a specific time at a given price. For example, certain mortgage purchase commitments entered into by the FHLB are considered derivatives. The FHLB may hedge these commitments by selling to-be-announced (TBA) mortgage-backed securities for forward settlement. A TBA represents a forward contract for the sale of mortgage-backed securities at a future agreed upon date for an established price.

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

Advances - The FHLB offers a wide range of fixed- and variable-rate Advance products with different maturities, interest rates, payment characteristics, and optionality. The FHLB may use derivatives to manage the repricing and/or option characteristics of Advances in order to more closely match the characteristics of the FHLB's funding liabilities. In general, whenever a member executes a fixed-rate Advance or a variable-rate Advance with embedded options, the FHLB may simultaneously execute a derivative with terms that offset the terms and embedded options in the Advance. For example, the FHLB may hedge a fixed-rate Advance with an interest rate swap where the FHLB pays a fixed-rate and receives a variable-rate, effectively converting the fixed-rate Advance to a variable-rate Advance. These types of hedges are typically treated as fair value hedges.

When issuing a putable Advance, the FHLB effectively purchases a put option from the member that allows the FHLB to put or extinguish the fixed-rate Advance, which the FHLB normally would exercise when interest rates increase. The FHLB may hedge these Advances by entering into a cancelable derivative.

Mortgage Loans - The FHLB invests in fixed-rate mortgage loans. The prepayment options embedded in mortgage loans can result in extensions or contractions in the expected repayment of these investments, depending on changes in actual and estimated prepayment speeds. The FHLB may manage the interest rate and prepayment risks associated with mortgage loans through a combination of debt issuance and derivatives. The FHLB issues both callable and noncallable debt and prepayment linked Consolidated Obligations to achieve cash flow patterns and liability durations similar to those expected on the mortgage loans. The FHLB may purchase swaptions to minimize the prepayment risk embedded in mortgage loans. Although these derivatives are valid economic hedges against the prepayment risk of the loans, they are not specifically linked to individual loans and therefore do not receive fair value hedge accounting. These derivatives are marked-to-market through earnings.

Consolidated Obligations - The FHLB may enter into derivatives to hedge the interest rate risk associated with its debt issuances. The FHLB manages the risk arising from changing market prices and volatility of a Consolidated Obligation by matching the cash inflow on a derivative with the cash outflow on the Consolidated Obligation.

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

This strategy of issuing Consolidated Obligations while simultaneously entering into derivatives enables the FHLB to offer a wider range of attractively priced Advances to its members and may allow the FHLB to reduce its funding costs. The continued attractiveness of such debt depends on yield relationships between the FHLB's Consolidated Obligations and the derivative markets. If conditions in these markets change, the FHLB may alter the types or terms of the Consolidated Obligations.

Firm Commitments - Certain mortgage loan purchase commitments, such as mortgage delivery commitments, are considered derivatives. The FHLB may hedge these commitments by selling TBA mortgage-backed securities for forward settlement. The mortgage loan purchase commitment and the TBA used in the firm commitment hedging strategy are treated as an economic hedge and are marked-to-market through earnings. When the mortgage loan purchase commitment derivative settles, the current market value of the commitment is included in the basis of the mortgage loan and amortized accordingly.

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

Table 11.1 summarizes the notional amount and fair value of derivative instruments, including the effect of netting adjustments and cash collateral. For purposes of this disclosure, the derivative values include the fair value of derivatives and the related accrued interest.

Table 11.1 - Fair Value of Derivative Instruments (in thousands)

	December 31, 2016
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as fair value hedging instruments:
Interest rate swaps	$5,660,420	$37,379	$26,610
Derivatives not designated as hedging instruments:
Interest rate swaps	8,199,000	2,135	64,661
Interest rate swaptions	2,346,000	13,335	—
Forward rate agreements	511,000	681	166
Mortgage delivery commitments	440,849	319	10,628
Total derivatives not designated as hedging instruments	11,496,849	16,470	75,455
Total derivatives before netting and collateral adjustments	$17,157,269	53,849	102,065
Netting adjustments and cash collateral (1)		50,904	(84,191)
Total derivative assets and total derivative liabilities		$104,753	$17,874

	December 31, 2015
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as fair value hedging instruments:
Interest rate swaps	$5,548,351	$12,205	$77,950
Derivatives not designated as hedging instruments:
Interest rate swaps	2,719,000	1,051	4,029
Interest rate swaptions	281,000	683	—
Forward rate agreements	462,000	1,680	69
Mortgage delivery commitments	449,856	342	1,650
Total derivatives not designated as hedging instruments	3,911,856	3,756	5,748
Total derivatives before netting and collateral adjustments	$9,460,207	15,961	83,698
Netting adjustments and cash collateral (1)		11,035	(52,611)
Total derivative assets and total derivative liabilities		$26,996	$31,087

(1)
Amounts represent the application of the netting requirements that allow the FHLB to settle positive and negative positions and also cash collateral and related accrued interest held or placed by the FHLB with the same clearing agent and/or counterparty. Cash collateral posted and related accrued interest was (in thousands) $180,169 and $66,685 at December 31, 2016 and 2015. Cash collateral received and related accrued interest was (in thousands) $45,074 and $3,039 at December 31, 2016 and 2015.

Table 11.2 presents the components of net (losses) gains on derivatives and hedging activities as presented in the Statements of Income.

Table 11.2 - Net (Losses) Gains on Derivatives and Hedging Activities (in thousands)

	For the Years Ended December 31,
	2016	2015	2014
Derivatives and hedged items in fair value hedging relationships:
Interest rate swaps	$697	$2,762	$5,127
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	(69,266)	2,515	628
Interest rate swaptions	6,229	(274)	—
Forward rate agreements	2,794	(1,090)	(15,465)
Net interest settlements	12,009	6,623	706
Mortgage delivery commitments	106	2,501	15,631
Total net (losses) gains related to derivatives not designated as hedging instruments	(48,128)	10,275	1,500
Net (losses) gains on derivatives and hedging activities	$(47,431)	$13,037	$6,627

Table 11.3 presents by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the FHLB's net interest income.

Table 11.3 - Effect of Fair Value Hedge-Related Derivative Instruments (in thousands)

	For the Years Ended December 31,
2016	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)
Hedged Item Type:
Advances	$76,401	$(75,744)	$657	$(59,560)
Consolidated Bonds	(6,641)	6,681	40	7,624
Total	$69,760	$(69,063)	$697	$(51,936)
2015
Hedged Item Type:
Advances	$62,657	$(60,453)	$2,204	$(83,571)
Consolidated Bonds	(10,930)	11,488	558	19,787
Total	$51,727	$(48,965)	$2,762	$(63,784)
2014
Hedged Item Type:
Advances	$76,295	$(71,315)	$4,980	$(91,232)
Consolidated Bonds	(15,633)	15,780	147	18,298
Total	$60,662	$(55,535)	$5,127	$(72,934)

(1)
The net effect of derivatives, in fair value hedge relationships, on net interest income is included in the interest income or interest expense line item of the respective hedged item type. These amounts include the effect of net interest settlements attributable to designated fair value hedges but do not include (in thousands) $(2,908), $(3,424), and $(3,310) of (amortization)/accretion related to fair value hedging activities for the years ended December 31, 2016, 2015, and 2014.

Credit Risk on Derivatives

Certain of the FHLB's uncleared derivative contracts contain provisions that require the FHLB to post additional collateral with its counterparties if there is deterioration in the FHLB's credit ratings. At December 31, 2016, the FHLB would not have been required to deliver any additional collateral if the FHLB's credit ratings had been lowered to the next lower rating. The aggregate fair value of all uncleared derivatives with credit-risk-related contingent features that were in a net liability position (before cash collateral and related accrued interest) at December 31, 2016 was (in thousands) $15,677, for which the FHLB had posted collateral with a fair value of (in thousands) $8,764 in the normal course of business.

For cleared derivatives, the Clearinghouse determines initial margin requirements and generally credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including, but not limited to, credit rating downgrades. At December 31, 2016, the FHLB was not required to post additional initial margin by its clearing agents based on credit considerations.

Offsetting of Derivative Assets and Derivative Liabilities

The FHLB presents derivative instruments, related cash collateral, including any initial and variation margin, received or pledged, and associated accrued interest, on a net basis by clearing agent and/or by counterparty when it has met the netting requirements.

Table 11.4 presents separately the fair value of derivative instruments meeting or not meeting netting requirements, including the related collateral received from or pledged to counterparties. At December 31, 2016 and 2015, the FHLB did not receive or pledge any non-cash collateral. Any overcollateralization under an individual clearing agent and/or counterparty level is not included in the determination of the net unsecured amount.

Table 11.4 - Offsetting of Derivative Assets and Derivative Liabilities (in thousands)

	December 31, 2016		December 31, 2015
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivative instruments meeting netting requirements:
Gross recognized amount:
Uncleared derivatives	$15,506	$21,378	$8,046	$70,178
Cleared derivatives	37,343	69,893	5,893	11,801
Total gross recognized amount	52,849	91,271	13,939	81,979
Gross amounts of netting adjustments and cash collateral:
Uncleared derivatives	(14,737)	(14,298)	(7,844)	(40,810)
Cleared derivatives	65,641	(69,893)	18,879	(11,801)
Total gross amounts of netting adjustments and cash collateral	50,904	(84,191)	11,035	(52,611)
Net amounts after netting adjustments and cash collateral:
Uncleared derivatives	769	7,080	202	29,368
Cleared derivatives	102,984	—	24,772	—
Total net amounts after netting adjustments and cash collateral	103,753	7,080	24,974	29,368
Derivative instruments not meeting netting requirements (1):
Uncleared derivatives	1,000	10,794	2,022	1,719
Total derivative instruments not meeting netting requirements (1)	1,000	10,794	2,022	1,719
Total derivative assets and total derivative liabilities:
Uncleared derivatives	1,769	17,874	2,224	31,087
Cleared derivatives	102,984	—	24,772	—
Total derivative assets and total derivative liabilities	$104,753	$17,874	$26,996	$31,087

(1)	Represents mortgage delivery commitments and forward rate agreements that are not subject to an enforceable netting agreement.

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

Certain financial institutions have agreed to maintain compensating balances in consideration for correspondent and other non-credit services. These balances are included in interest bearing deposits on the accompanying financial statements. The compensating balances required to be held by the FHLB averaged (in thousands) $108,008 and $3,171,708 during 2016 and 2015.

Deposits classified as demand, overnight, and other pay interest based on a daily interest rate. Term deposits pay interest based on a fixed rate determined at the issuance of the deposit. The average interest rates paid on interest bearing deposits was 0.16 percent, 0.04 percent, and 0.03 percent during 2016, 2015, and 2014.

Non-interest bearing deposits represent funds for which the FHLB acts as a pass-through correspondent for member institutions required to deposit reserves with the Federal Reserve Banks.

Table 12.1- Deposits (in thousands)

	December 31, 2016	December 31, 2015
Interest bearing:
Demand and overnight	$611,432	$646,902
Term	149,350	151,825
Other	4,521	5,377
Total interest bearing	765,303	804,104

Non-interest bearing:
Other	576	238
Total non-interest bearing	576	238
Total deposits	$765,879	$804,342

The aggregate amount of time deposits with a denomination of $250 thousand or more was (in thousands) $149,300 and $151,775 as of December 31, 2016 and 2015, respectively.

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

The Finance Agency and the U.S. Secretary of the Treasury oversee the issuance of FHLBank debt through the Office of Finance. Consolidated Bonds may be issued to raise short-, intermediate-, and long-term funds for the FHLBanks and are not subject to any statutory or regulatory limits on maturity. Consolidated Discount Notes are issued primarily to raise short-term funds and have original maturities up to one year. These notes generally sell at less than their face amount and are redeemed at par value when they mature.

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

The par values of the 11 FHLBanks' outstanding Consolidated Obligations were approximately $989.3 billion and $905.2 billion at December 31, 2016 and 2015. Finance Agency regulations require the FHLB to maintain unpledged qualifying assets equal to its participation in the Consolidated Obligations outstanding. Qualifying assets are defined as cash; secured Advances; obligations of or fully guaranteed by the United States; obligations, participations, or other instruments of or issued by Fannie Mae or Ginnie Mae; mortgages, obligations, or other securities which are or ever have been sold by Freddie Mac under the FHLBank Act; and such securities as fiduciary and trust funds may invest in under the laws of the state in which the FHLB is located. Any assets subject to a lien or pledge for the benefit of holders of any issue of Consolidated Obligations are treated as if they were free from lien or pledge for purposes of compliance with these regulations.

Table 13.1 - Consolidated Discount Notes Outstanding (dollars in thousands)

	Book Value	Par Value	Weighted Average Interest Rate (1)
December 31, 2016	$44,689,662	$44,710,521	0.46%
December 31, 2015	$77,199,208	$77,225,334	0.24%

(1)	Represents an implied rate without consideration of concessions.

Table 13.2 - Consolidated Bonds Outstanding by Contractual Maturity (dollars in thousands)

	December 31, 2016		December 31, 2015
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$20,970,750	0.87%	$9,808,000	0.91%
Due after 1 year through 2 years	12,811,000	1.12	5,143,750	1.42
Due after 2 years through 3 years	4,359,000	1.81	4,814,000	1.64
Due after 3 years through 4 years	3,566,000	1.95	4,090,000	1.89
Due after 4 years through 5 years	4,970,000	1.87	3,041,000	2.09
Thereafter	6,496,000	2.65	8,139,000	2.80
Index amortizing notes	—	—	943	5.25
Total par value	53,172,750	1.39	35,036,693	1.74
Premiums	84,275		90,189
Discounts	(32,804)		(37,567)
Hedging adjustments	(2,865)		3,817
Fair value option valuation adjustment and accrued interest	(30,490)		(1,410)
Total	$53,190,866		$35,091,722

Consolidated Obligations outstanding were issued with either fixed-rate coupon payment terms or variable-rate coupon payment terms that may use a variety of indices for interest rate resets, such as LIBOR. To meet the expected specific needs of certain investors in Consolidated Obligations, both fixed-rate Bonds and variable-rate Bonds may contain features that result in complex coupon payment terms and call options. When these Consolidated Obligations are issued, the FHLB may enter into derivatives containing features that offset the terms and embedded options, if any, of the Consolidated Obligations.

Table 13.3 - Consolidated Bonds Outstanding by Call Features (in thousands)

	December 31, 2016	December 31, 2015
Par value of Consolidated Bonds:
Non-callable	$46,007,750	$28,235,693
Callable	7,165,000	6,801,000
Total par value	$53,172,750	$35,036,693

Table 13.4 - Consolidated Bonds Outstanding by Contractual Maturity or Next Call Date (in thousands)

Year of Contractual Maturity or Next Call Date	December 31, 2016	December 31, 2015
Due in 1 year or less	$26,489,750	$16,339,000
Due after 1 year through 2 years	12,006,000	4,881,750
Due after 2 years through 3 years	3,894,000	3,499,000
Due after 3 years through 4 years	2,805,000	3,020,000
Due after 4 years through 5 years	3,964,000	2,383,000
Thereafter	4,014,000	4,913,000
Index amortizing notes	—	943
Total par value	$53,172,750	$35,036,693

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

Table 13.5 - Consolidated Bonds by Interest-rate Payment Type (in thousands)

	December 31, 2016	December 31, 2015
Par value of Consolidated Bonds:
Fixed-rate	$34,682,750	$30,806,693
Variable-rate	18,290,000	4,065,000
Step-up	200,000	165,000
Total par value	$53,172,750	$35,036,693

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

There was no shortfall, as described above, in 2016, 2015, or 2014. If an FHLBank finds that its required AHP obligations are contributing to its financial instability, it may apply to the Finance Agency for a temporary suspension of its contributions. The

FHLB has never made such an application. The FHLB had outstanding principal in AHP-related Advances (in thousands) of $69,569 and $85,145 at December 31, 2016 and 2015.

Table 14.1 - Analysis of AHP Liability (in thousands)

	2016	2015
Balance at beginning of year	$107,352	$98,103
Assessments (current year additions)	30,189	27,906
Subsidy uses, net	(32,658)	(18,657)
Balance at end of year	$104,883	$107,352

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

The Finance Agency may require the FHLB to maintain greater permanent capital than is required based on Finance Agency rules and regulations.

At December 31, 2016 and 2015, the FHLB was in compliance with each of these capital requirements.

Table 15.1 - Capital Requirements (dollars in thousands)

	December 31, 2016		December 31, 2015
	Minimum Requirement	Actual	Minimum Requirement	Actual
Risk-based capital	$579,629	$5,026,133	$630,604	$5,204,297
Capital-to-assets ratio (regulatory)	4.00%	4.80%	4.00%	4.38%
Regulatory capital	$4,185,411	$5,026,133	$4,750,232	$5,204,297
Leverage capital-to-assets ratio (regulatory)	5.00%	7.21%	5.00%	6.57%
Leverage capital	$5,231,764	$7,539,200	$5,937,790	$7,806,446

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

Restricted Retained Earnings. The Joint Capital Enhancement Agreement (Capital Agreement) is intended to enhance the capital position of each FHLBank. The Capital Agreement provides that each FHLBank contributes 20 percent of its net income each quarter to a separate restricted retained earnings account until the balance of that account equals at least one percent of that FHLBank's average balance of outstanding Consolidated Obligations for the previous quarter. These restricted retained earnings are not available to pay dividends but are available to absorb unexpected losses, if any, that the FHLBank may experience. At December 31, 2016 and 2015 the FHLB had (in thousands) $260,285 and $206,648 in restricted retained earnings.

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

Stock subject to a redemption or withdrawal notice that is within the “grace period” continues to be considered equity because there is no penalty or fee to retract these notices. Expiration of the “grace period” triggers the reclassification from equity to a liability (mandatorily redeemable capital stock) at fair value because after the “grace period” the penalty to retract these notices is considered substantive. If a member cancels its written notice of redemption or notice of withdrawal, the FHLB will reclassify mandatorily redeemable capital stock from a liability to equity. Dividends related to capital stock classified as a liability are accrued at the expected dividend rate and reported as interest expense in the Statements of Income. For the years ended December 31, 2016, 2015, and 2014 dividends on mandatorily redeemable capital stock in the amount (in thousands) of $3,517, $2,432 and $4,190 were recorded as interest expense.

Table 15.2 - Mandatorily Redeemable Capital Stock Roll Forward (in thousands)

	2016	2015	2014
Balance, beginning of year	$37,895	$62,963	$115,853
Capital stock subject to mandatory redemption reclassified from equity	363,839	28,919	17,110
Redemption (or other reduction) of mandatorily redeemable capital stock	(366,952)	(53,987)	(70,000)
Balance, end of year	$34,782	$37,895	$62,963

The number of stockholders holding the mandatorily redeemable capital stock was 28, 15 and 11 at December 31, 2016, 2015, and 2014.

As of December 31, 2016 there were no members or former members that had requested redemptions of capital stock whose stock had not been reclassified as mandatorily redeemable capital stock because the “grace periods” had not yet expired on these requests.

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

Table 15.3 - Mandatorily Redeemable Capital Stock by Contractual Year of Redemption (in thousands)

Contractual Year of Redemption	December 31, 2016	December 31, 2015
Year 1	$—	$—
Year 2	29	—
Year 3	2,264	41
Year 4	865	2,265
Year 5	6,307	2,876
Thereafter (1)	623	—
Past contractual redemption date due to remaining activity (2)	24,694	32,713
Total	$34,782	$37,895

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

Excess Capital Stock. Finance Agency regulations limit the ability of an FHLBank to create member excess stock under certain circumstances. The FHLB may not pay dividends in the form of capital stock or issue new excess stock to members if its excess stock exceeds one percent of its total assets or if the issuance of excess stock would cause the FHLB's excess stock to exceed one percent of its total assets. At December 31, 2016, the FHLB had excess capital stock outstanding totaling less than one percent of its total assets. At December 31, 2016, the FHLB was in compliance with the Finance Agency's excess stock rules.

Note 16 - Accumulated Other Comprehensive (Loss) Income

The following tables summarize the changes in accumulated other comprehensive (loss) income for the years ended December 31, 2016, 2015, and 2014.

Table 16.1 - Accumulated Other Comprehensive (Loss) Income (in thousands)

	Net unrealized (losses) gains on available-for-sale securities	Pension and postretirement benefits	Total accumulated other comprehensive (loss) income
BALANCE, DECEMBER 31, 2013	$(121)	$(8,921)	$(9,042)
Other comprehensive income before reclassification:
Net unrealized gains	97	—	97
Net actuarial losses	—	(9,496)	(9,496)
Reclassifications from other comprehensive income to net income:
Amortization - pension and postretirement benefits	—	1,845	1,845
Net current period other comprehensive income (loss)	97	(7,651)	(7,554)
BALANCE, DECEMBER 31, 2014	(24)	(16,572)	(16,596)
Other comprehensive income before reclassification:
Net unrealized gains	105	—	105
Net actuarial gains	—	598	598
Reclassifications from other comprehensive income to net income:
Amortization - pension and postretirement benefits	—	2,616	2,616
Net current period other comprehensive income	105	3,214	3,319
BALANCE, DECEMBER 31, 2015	81	(13,358)	(13,277)
Other comprehensive income before reclassification:
Net unrealized losses	(58)	—	(58)
Net actuarial losses	—	(2,283)	(2,283)
Reclassifications from other comprehensive income to net income:
Amortization - pension and postretirement benefits	—	2,362	2,362
Net current period other comprehensive (loss) income	(58)	79	21
BALANCE, DECEMBER 31, 2016	$23	$(13,279)	$(13,256)

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

The most recent Form 5500 available for the Pentegra Defined Benefit Plan is for the year ended June 30, 2015. The FHLB did not contribute more than five percent of the total contributions to the Pentegra Defined Benefit Plan for the plan year ended June 30, 2015, 2014 and 2013.

Table 17.1 - Pentegra Defined Benefit Plan Net Pension Cost and Funded Status (dollars in thousands)

	2016		2015		2014
Net pension cost charged to compensation and benefit expense for the year ended December 31	$6,659		$6,348		$6,041
Pentegra Defined Benefit Plan funded status as of July 1	104.12%	(a)	107.01%	(b)	111.44%
FHLB's funded status as of July 1	118.53%		124.97%		128.27%

(a)
The Pentegra Defined Benefit Plan's funded status as of July 1, 2016 is preliminary and may increase because the plan's participants were permitted to make contributions for the plan year ended June 30, 2016 through March 15, 2017. Contributions made on or before March 15, 2017, and designated for the plan year ended June 30, 2016, will be included in the final valuation as of July 1, 2016. The final funded status as of July 1, 2016 will not be available until the Form 5500 for the plan year July 1, 2016 through June 30, 2017 is filed (this Form 5500 is due to be filed no later than April 2018).

(b)
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

Qualified Defined Contribution Plan. The FHLB also participates in the Pentegra Defined Contribution Plan for Financial Institutions, a tax-qualified, defined contribution pension plan. The FHLB contributes a percentage of the participants' compensation by making a matching contribution equal to a percentage of voluntary employee contributions, subject to certain limitations. The FHLB contributed $1,026,000, $992,000, and $943,000 in the years ended December 31, 2016, 2015, and 2014, respectively.

Nonqualified Supplemental Defined Benefit Retirement Plan (Defined Benefit Retirement Plan). The FHLB maintains a nonqualified, unfunded defined benefit plan. The plan ensures that participants receive the full amount of benefits to which they would have been entitled under the qualified defined benefit plan in the absence of limits on benefit levels imposed by the IRS. There are no funded plan assets. The FHLB has established a grantor trust, which is included in held-to-maturity securities on the Statements of Condition, to meet future benefit obligations and current payments to beneficiaries.

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

Table 17.2 presents the obligations and funding status of the FHLB's defined benefit retirement plan and postretirement benefits plan. The benefit obligation represents projected benefit obligation for the nonqualified supplemental defined benefit retirement plan and accumulated postretirement benefit obligation for the postretirement benefits plan.

Table 17.2 - Benefit Obligation, Fair Value of Plan Assets and Funded Status (in thousands)

	Defined Benefit Retirement Plan		Postretirement Benefits Plan
Change in benefit obligation:	2016	2015	2016	2015
Benefit obligation at beginning of year	$32,540	$33,860	$5,116	$5,197
Service cost	730	668	50	74
Interest cost	1,317	1,222	219	203
Actuarial loss (gain)	2,617	(413)	(334)	(185)
Benefits paid	(2,901)	(2,797)	(184)	(173)
Benefit obligation at end of year	34,303	32,540	4,867	5,116
Change in plan assets:
Fair value of plan assets at beginning of year	—	—	—	—
Employer contribution	2,901	2,797	184	173
Benefits paid	(2,901)	(2,797)	(184)	(173)
Fair value of plan assets at end of year	—	—	—	—
Funded status at end of year	$(34,303)	$(32,540)	$(4,867)	$(5,116)

Amounts recognized in “Other liabilities” on the Statements of Condition for the FHLB's nonqualified supplemental defined benefit plan and postretirement benefits plan as of December 31, 2016 and 2015 were (in thousands) $39,170 and $37,656.

Table 17.3 - Amounts Recognized in Accumulated Other Comprehensive Income (in thousands)

	Defined Benefit Retirement Plan		Postretirement Benefits Plan
	2016	2015	2016	2015
Net actuarial loss	$12,748	$12,447	$531	$911

Table 17.4 - Net Periodic Benefit Cost and Other Amounts Recognized in Accumulated Other Comprehensive Income (in thousands)

	For the Years Ended December 31,
	Defined Benefit Retirement Plan			Postretirement Benefits Plan
	2016	2015	2014	2016	2015	2014
Net Periodic Benefit Cost
Service cost	$730	$668	$524	$50	$74	$53
Interest cost	1,317	1,222	1,234	219	203	190
Amortization of net loss	2,316	2,549	1,845	46	67	—
Net periodic benefit cost	$4,363	$4,439	$3,603	$315	$344	$243
Other Changes in Benefit Obligations Recognized in Other Comprehensive Income
Net loss (gain)	$2,617	$(413)	$8,335	$(334)	$(185)	$1,161
Amortization of net loss	(2,316)	(2,549)	(1,845)	(46)	(67)	—
Total recognized in other comprehensive income	301	(2,962)	6,490	(380)	(252)	1,161
Total recognized in net periodic benefit cost and other comprehensive income	$4,664	$1,477	$10,093	$(65)	$92	$1,404

Table 17.5 presents the estimated net actuarial loss that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year.

Table 17.5 - Amortization for Next Fiscal Year (in thousands)

	Defined Benefit Retirement Plan	Postretirement Benefits Plan
Net actuarial loss	$1,368	$6

Table 17.6 presents the key assumptions used for the actuarial calculations to determine benefit obligations for the nonqualified supplemental defined benefit retirement plan and postretirement benefits plan.

Table 17.6 - Benefit Obligation Key Assumptions

	Defined Benefit Retirement Plan		Postretirement Benefits Plan
	2016	2015	2016	2015
Discount rate	3.91%	4.02%	4.10%	4.33%
Salary increases	4.50%	4.50%	N/A	N/A

Table 17.7 presents the key assumptions used for the actuarial calculations to determine net periodic benefit cost for the FHLB's defined benefit retirement plans and postretirement benefit plans.

Table 17.7 - Net Periodic Benefit Cost Key Assumptions

	Defined Benefit Retirement Plan			Postretirement Benefits Plan
	2016	2015	2014	2016	2015	2014
Discount rate	4.02%	3.67%	4.32%	4.33%	3.96%	4.88%
Salary increases	4.50%	4.50%	4.50%	N/A	N/A	N/A

Table 17.8 - Postretirement Benefits Plan Assumed Health Care Cost Trend Rates

	2016	2015
Assumed for next year	7.50%	8.00%
Ultimate rate	5.50%	5.50%
Year that ultimate rate is reached	2020	2020

The effect of a percentage point increase in the assumed health care trend rates would be an increase in net periodic postretirement benefit expense of $58,000 and in accumulated postretirement benefit obligation (APBO) of $898,000. The effect of a percentage point decrease in the assumed health care trend rates would be a decrease in net periodic postretirement benefit expense of $46,000 and in APBO of $717,000.

The discount rates for the disclosures as of December 31, 2016 were determined by using a discounted cash flow approach, which incorporates the timing of each expected future benefit payment. Estimated future benefit payments are based on each plan's census data, benefit formulas and provisions, and valuation assumptions reflecting the probability of decrement and survival. The present value of the future benefit payments is determined by using weighted average duration based interest rate yields from a variety of highly rated relevant corporate bond indices as of December 31, 2016, and solving for the single discount rate that produces the same present value.

Table 17.9 presents the estimated future benefits payments reflecting expected future services for the years ended after December 31, 2016.

Table 17.9 - Estimated Future Benefit Payments (in thousands)

Years	Defined Benefit Retirement Plan	Postretirement Benefit Plan
2017	$2,242	$173
2018	2,194	186
2019	2,298	181
2020	1,940	188
2021	2,054	209
2022 - 2026	8,981	1,237

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

The following tables set forth the FHLB's financial performance by operating segment for the years ended December 31.

Table 18.1 - Financial Performance by Operating Segment (in thousands)

	For the Years Ended December 31,
	Traditional Member Finance	MPP	Total
2016
Net interest income after reversal for credit losses	$287,721	$75,483	$363,204
Non-interest income	40,423	5,808	46,231
Non-interest expense	99,758	11,305	111,063
Income before assessments	228,386	69,986	298,372
Affordable Housing Program assessments	23,190	6,999	30,189
Net income	$205,196	$62,987	$268,183
2015
Net interest income after reversal for credit losses	$250,076	$77,923	$327,999
Non-interest income	28,586	1,308	29,894
Non-interest expense	64,925	10,626	75,551
Income before assessments	213,737	68,605	282,342
Affordable Housing Program assessments	21,618	6,288	27,906
Net income	$192,119	$62,317	$254,436
2014
Net interest income	$237,828	$88,826	$326,654
Reversal for credit losses	—	(500)	(500)
Net interest income after reversal for credit losses	237,828	89,326	327,154
Non-interest income	22,460	170	22,630
Non-interest expense	58,876	9,372	68,248
Income before assessments	201,412	80,124	281,536
Affordable Housing Program assessments	20,560	7,045	27,605
Net income	$180,852	$73,079	$253,931

Table 18.2 - Asset Balances by Operating Segment (in thousands)

	Assets
	Traditional Member Finance	MPP	Total
December 31, 2016	$95,456,372	$9,178,909	$104,635,281
December 31, 2015	110,776,396	7,979,412	118,755,808

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

The FHLB reviews the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out at fair value as of the beginning of the quarter in which the changes occur. The FHLB did not have any transfers of assets or liabilities recorded at fair value on a recurring basis during the years ended December 31, 2016 or 2015.

Table 19.1 presents the carrying value, fair value, and fair value hierarchy of financial assets and liabilities of the FHLB. These values do not represent an estimate of the overall market value of the FHLB as a going concern, which would take into account future business opportunities and the net profitability of assets versus liabilities.

Table 19.1 - Fair Value Summary (in thousands)

	December 31, 2016
		Fair Value
Financial Instruments	Carrying Value	Total	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral (1)
Assets:
Cash and due from banks	$8,737	$8,737	$8,737	$—	$—	$—
Interest-bearing deposits	129	129	—	129	—	—
Securities purchased under agreements to resell	5,229,487	5,229,487	—	5,229,487	—	—
Federal funds sold	4,257,000	4,257,000	—	4,257,000	—	—
Trading securities	970	970	—	970	—	—
Available-for-sale securities	1,300,023	1,300,023	—	1,300,023	—	—
Held-to-maturity securities	14,546,979	14,413,231	—	14,413,231	—	—
Advances (2)	69,882,074	69,842,730	—	69,842,730	—	—
Mortgage loans held for portfolio, net	9,148,718	9,174,790	—	9,152,186	22,604	—
Accrued interest receivable	109,886	109,886	—	109,886	—	—
Derivative assets	104,753	104,753	—	53,849	—	50,904
Liabilities:
Deposits	765,879	765,628	—	765,628	—	—
Consolidated Obligations:
Discount Notes	44,689,662	44,689,594	—	44,689,594	—	—
Bonds (3)	53,190,866	53,278,571	—	53,278,571	—	—
Mandatorily redeemable capital stock	34,782	34,782	34,782	—	—	—
Accrued interest payable	119,322	119,322	—	119,322	—	—
Derivative liabilities	17,874	17,874	—	102,065	—	(84,191)
Other:
Standby bond purchase agreements	—	708	—	708	—	—

(1)
Amounts represent the application of the netting requirements that allow the FHLB to settle positive and negative positions and also cash collateral and related accrued interest held or placed by the FHLB with the same counterparty.

(2)	Includes (in thousands) $15,093 of Advances recorded under the fair value option at December 31, 2016.

(3)	Includes (in thousands) $7,895,510 of Consolidated Obligation Bonds recorded under the fair value option at December 31, 2016.

	December 31, 2015
		Fair Value
Financial Instruments	Carrying Value	Total	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral (1)
Assets:
Cash and due from banks	$10,136	$10,136	$10,136	$—	$—	$—
Interest-bearing deposits	99	99	—	99	—	—
Securities purchased under agreements to resell	10,531,979	10,531,979	—	10,531,979	—	—
Federal funds sold	10,845,000	10,845,000	—	10,845,000	—	—
Trading securities	1,159	1,159	—	1,159	—	—
Available-for-sale securities	700,081	700,081	—	700,081	—	—
Held-to-maturity securities	15,278,206	15,229,965	—	15,229,965	—	—
Advances (2)	73,292,172	73,089,912	—	73,089,912	—	—
Mortgage loans held for portfolio, net	7,951,676	8,106,224	—	8,075,390	30,834	—
Accrued interest receivable	94,855	94,855	—	94,855	—	—
Derivative assets	26,996	26,996	—	15,961	—	11,035
Liabilities:
Deposits	804,342	804,140	—	804,140	—	—
Consolidated Obligations:
Discount Notes	77,199,208	77,183,854	—	77,183,854	—	—
Bonds (3)	35,091,722	35,317,688	—	35,317,688	—	—
Mandatorily redeemable capital stock	37,895	37,895	37,895	—	—	—
Accrued interest payable	118,823	118,823	—	118,823	—	—
Derivative liabilities	31,087	31,087	—	83,698	—	(52,611)
Other:
Standby bond purchase agreements	—	698	—	698	—	—

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

Adjustments may be necessary to reflect the 11 FHLBanks' credit quality when valuing Consolidated Obligation Bonds measured at fair value. Due to the joint and several liability for Consolidated Obligations, the FHLB monitors its own creditworthiness and the creditworthiness of the other FHLBanks to determine whether any credit adjustments are necessary in its fair value measurement of Consolidated Obligation Bonds. No adjustments were considered necessary at December 31, 2016 or 2015.

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

Fair Value Measurements.

Table 19.2 presents the fair value of financial assets and liabilities that are recorded on a recurring or nonrecurring basis at December 31, 2016 or 2015, by level within the fair value hierarchy. The FHLB records nonrecurring fair value adjustments to reflect partial write-downs on certain mortgage loans.

Table 19.2 - Fair Value Measurements (in thousands)

	Fair Value Measurements at December 31, 2016
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral (1)
Recurring fair value measurements - Assets
Trading securities:
Other U.S. obligation single-family mortgage-backed securities	$970	$—	$970	$—	$—
Available-for-sale securities:
Certificates of deposit	1,300,023	—	1,300,023	—	—
Advances	15,093	—	15,093	—	—
Derivative assets:
Interest rate related	103,753	—	52,849	—	50,904
Forward rate agreements	681	—	681	—	—
Mortgage delivery commitments	319	—	319	—	—
Total derivative assets	104,753	—	53,849	—	50,904
Total assets at fair value	$1,420,839	$—	$1,369,935	$—	$50,904

Recurring fair value measurements - Liabilities
Consolidated Obligation Bonds	$7,895,510	$—	$7,895,510	$—	$—
Derivative liabilities:
Interest rate related	7,080	—	91,271	—	(84,191)
Forward rate agreement	166	—	166	—	—
Mortgage delivery commitments	10,628	—	10,628	—	—
Total derivative liabilities	17,874	—	102,065	—	(84,191)
Total liabilities at fair value	$7,913,384	$—	$7,997,575	$—	$(84,191)

Nonrecurring fair value measurements - Assets (2)
Mortgage loans held for portfolio	$1,388	$—	$—	$1,388

(1)
Amounts represent the application of the netting requirements that allow the FHLB to settle positive and negative positions and also cash collateral and related accrued interest held or placed by the FHLB with the same counterparty.

(2)	The fair value information presented is as of the date the fair value adjustment was recorded during the year ended December 31, 2016.

	Fair Value Measurements at December 31, 2015
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral (1)
Recurring fair value measurements - Assets
Trading securities:
Other U.S. obligation single-family mortgage-backed securities	$1,159	$—	$1,159	$—	$—
Available-for-sale securities:
Certificates of deposit	700,081	—	700,081	—	—
Advances	15,057	—	15,057	—	—
Derivative assets:
Interest rate related	24,974	—	13,939	—	11,035
Forward rate agreements	1,680	—	1,680	—	—
Mortgage delivery commitments	342	—	342	—	—
Total derivative assets	26,996	—	15,961	—	11,035
Total assets at fair value	$743,293	$—	$732,258	$—	$11,035

Recurring fair value measurements - Liabilities
Consolidated Obligation Bonds	$2,214,590	$—	$2,214,590	$—	$—
Derivative liabilities:
Interest rate related	29,368	—	81,979	—	(52,611)
Forward rate agreements	69	—	69	—	—
Mortgage delivery commitments	1,650	—	1,650	—	—
Total derivative liabilities	31,087	—	83,698	—	(52,611)
Total liabilities at fair value	$2,245,677	$—	$2,298,288	$—	$(52,611)

Nonrecurring fair value measurements - Assets (2)
Mortgage loans held for portfolio	$6,270	$—	$—	$6,270

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

For instruments recorded under the fair value option, the related contractual interest income and contractual interest expense are recorded as part of net interest income on the Statements of Income. The remaining changes in fair value for instruments in which the fair value option has been elected are recorded as “Net gains on financial instruments held under fair value option” in the Statements of Income. The net gains on financial instruments held under the fair value option were (in thousands) $40,503, $1,057 and $2,174 for the years ended December 31, 2016, 2015, and 2014. The FHLB has determined that no adjustments to the fair values of its instruments recorded under the fair value option for instrument-specific credit risk were necessary as of December 31, 2016 or 2015.

The following table reflects the difference between the aggregate unpaid principal balance outstanding and the aggregate fair value for Advances and Consolidated Bonds for which the fair value option has been elected.

Table 19.3 – Aggregate Unpaid Balance and Aggregate Fair Value (in thousands)

	December 31, 2016			December 31, 2015
	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Aggregate Fair Value Over/(Under) Aggregate Unpaid Principal Balance	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Aggregate Fair Value Over/(Under) Aggregate Unpaid Principal Balance
Advances (1)	$15,000	$15,093	$93	$15,000	$15,057	$57
Consolidated Bonds	7,926,000	7,895,510	(30,490)	2,216,000	2,214,590	(1,410)

(1)	At December 31, 2016 and 2015, none of the Advances were 90 days or more past due or had been placed on non-accrual status.

Note 20 - Commitments and Contingencies

As previously described, Consolidated Obligations are backed only by the financial resources of the FHLBanks. The joint and several liability Finance Agency regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal and interest on Consolidated Obligations for which another FHLBank is the primary obligor. No FHLBank has ever been asked or required to repay the principal or interest on any Consolidated Obligation on behalf of another FHLBank, and as of December 31, 2016, and through the filing date of this report, the FHLB does not believe that it is probable that it will be asked to do so.

The FHLB determined that it was not necessary to recognize a liability for the fair values of its joint and several obligation related to other FHLBanks' Consolidated Obligations at December 31, 2016 or 2015. The joint and several obligations are mandated by Finance Agency regulations and are not the result of arms-length transactions among the FHLBanks. The FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several obligation.

Table 20.1 - Off-Balance Sheet Commitments (in thousands)

	December 31, 2016			December 31, 2015
Notional Amount	Expire within one year	Expire after one year	Total	Expire within one year	Expire after one year	Total
Standby Letters of Credit outstanding	$17,029,024	$479,119	$17,508,143	$19,417,093	$137,995	$19,555,088
Commitments for standby bond purchases	28,810	77,240	106,050	85,865	36,510	122,375
Commitments to purchase mortgage loans	440,849	—	440,849	449,856	—	449,856
Unsettled Consolidated Bonds, at par (1)	—	—	—	60,000	—	60,000
Unsettled Consolidated Discount Notes, at par (1)	5,500	—	5,500	—	—	—

(1)	Expiration is based on settlement period rather than underlying contractual maturity of Consolidated Obligations.

Standby Letters of Credit. A Standby Letter of Credit is a financing arrangement between the FHLB and its member. Standby Letters of Credit are executed for members for a fee. If the FHLB is required to make payment for a beneficiary's draw, the payment amount is converted into a collateralized Advance to the member. These Standby Letters of Credit have original expiration periods of up to 19 years, currently expiring no later than 2024. Unearned fees and the value of guarantees related to

Standby Letters of Credit are recorded in other liabilities and amounted to (in thousands) $5,057 and $4,666 at December 31, 2016 and 2015.

The FHLB monitors the creditworthiness of its members that have Standby Letters of Credit. In addition, Standby Letters of Credit are fully collateralized at the time of issuance. As a result, the FHLB has deemed it unnecessary to record any additional liability on these commitments.

Standby Bond Purchase Agreements. The FHLB has executed standby bond purchase agreements with one state housing authority whereby the FHLB, for a fee, agrees as a liquidity provider if required, to purchase and hold the authority's bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bonds according to a schedule established by the standby agreement. Each standby agreement dictates the specific terms that would require the FHLB to purchase the bonds. The bond purchase commitments entered into by the FHLB have original expiration periods up to 5 years, currently no later than 2020, although some are renewable at the option of the FHLB. During 2016 and 2015, the FHLB was not required to purchase any bonds under these agreements.

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

Lease Commitments. The FHLB charged to operating expenses net rental and related costs of approximately $1,899,000, $1,966,000, and $1,816,000 for the years ending December 31, 2016, 2015, and 2014. Total future minimum operating lease payments were $8,825,000 at December 31, 2016. Lease agreements for FHLB premises generally provide for increases in the basic rentals resulting from increases in property taxes and maintenance expenses. Such increases are not expected to have a material effect on the FHLB's financial condition or results of operations.

Lehman Bankruptcy. In March 2010, the FHLB was advised by representatives of the Lehman Brothers Holdings, Inc. bankruptcy estate that they believed that the FHLB had been unjustly enriched in connection with the close out of its interest rate swap transactions with Lehman at the time of the Lehman bankruptcy in 2008 and that the bankruptcy estate was entitled to the $43 million difference between the settlement amount the FHLB paid Lehman in connection with the close-out transactions and the market value payment the FHLB received when replacing the swaps with other counterparties. In May 2010, the FHLB received a Derivatives Alternative Dispute Resolution notice from the Lehman bankruptcy estate with a settlement demand of $65.8 million, plus interest accruing primarily at LIBOR plus 14.5 percent since the bankruptcy filing. In accordance with the Alternative Dispute Resolution Order of the Bankruptcy Court administering the Lehman estate, senior management of the FHLB participated in a non-binding mediation in New York in August 2010. The mediation concluded in October 2010 without a settlement. In April 2013, Lehman Brothers Special Financing Inc., through Lehman Brothers Holdings Inc. and the Plan Administrator, filed an adversary complaint in the United States Bankruptcy Court for the Southern District of New York against the FHLB seeking (a) a declaratory judgment on the interpretation of certain provisions and the calculation of amounts due under the agreement governing the 2008 swap transactions described above, and (b) additional amounts alleged as due as part of the termination of such transactions. In December 2016, the FHLB and the Lehman estate entered into a settlement agreement and mutual release, whereby the FHLB paid $25.25 million in complete settlement of all claims. The Adversary Proceeding has been dismissed with prejudice.

Other Legal Proceedings. From time to time, the FHLB is subject to other legal proceedings arising in the normal course of business. The FHLB would record an accrual for a loss contingency when it is probable that a loss has been incurred and the amount can be reasonably estimated. After consultation with legal counsel, management does not anticipate that ultimate liability, if any, arising out of these matters will have a material effect on the FHLB's financial condition or results of operations.

Note 21 - Transactions with Other FHLBanks

The FHLB notes all transactions with other FHLBanks on the face of its financial statements. Occasionally, the FHLB loans short-term funds to and borrows short-term funds from other FHLBanks. These loans and borrowings are transacted at then current market rates when traded. There were no such loans or borrowings outstanding at December 31, 2016, 2015, or 2014. The following table details the average daily balance of lending and borrowing between the FHLB and other FHLBanks for the years ended December 31.

Table 21.1 - Lending and Borrowing Between the FHLB and Other FHLBanks (in thousands)

	Average Daily Balances for the Years Ended December 31,
	2016	2015	2014
Loans to other FHLBanks	$3,142	$—	$438
Borrowings from other FHLBanks	273	68	68

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

There were no Consolidated Obligations transferred to the FHLB during the years ended December 31, 2016, 2015, or 2014. The FHLB had no Consolidated Obligations transferred to other FHLBanks during these periods.

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

For financial statement purposes, the FHLB defines related parties as those members with more than 10 percent of the voting interests of the FHLB capital stock outstanding. Federal legislation prescribes the voting rights of members in the election of both member and independent directors. For member directorships, the Finance Agency designates the number of member directorships in a given year and an eligible voting member may vote only for candidates seeking election in its respective state. For independent directorships, the FHLB's Board of Directors nominates candidates to be placed on the ballot in an at-large election. For both member and independent directorship elections, a member is entitled to vote one share of required capital stock, subject to a statutory limitation, for each applicable directorship. Under this limitation, the total number of votes that a member may cast is limited to the average number of shares of the FHLB's capital stock that were required to be held by all members in that state as of the record date for voting. Nonmember stockholders are not eligible to vote in director elections. Due to the abovementioned statutory limitation, no member owned more than 10 percent of the voting interests of the FHLB at December 31, 2016 or 2015.

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

Transactions with Directors' Financial Institutions. In the ordinary course of its business, the FHLB may provide products and services to members whose officers or directors serve as directors of the FHLB (Directors' Financial Institutions). Finance Agency regulations require that transactions with Directors' Financial Institutions be made on the same terms as those with any other member. The following table reflects balances with Directors' Financial Institutions for the items indicated below. The FHLB had no mortgage-backed securities or derivatives transactions with Directors' Financial Institutions at December 31, 2016 or 2015.

Table 22.1 - Transactions with Directors' Financial Institutions (dollars in millions)

	December 31, 2016		December 31, 2015
	Balance	% of Total (1)	Balance	% of Total (1)
Advances	$3,947	5.6%	$3,867	5.3%
MPP	234	2.6	186	2.4
Regulatory capital stock	166	4.0	236	5.3

(1)	Percentage of total principal (Advances), unpaid principal balance (MPP), and regulatory capital stock.

Concentrations. The following table shows regulatory capital stock balances, outstanding Advance principal balances, and unpaid principal balances of mortgage loans held for portfolio of stockholders holding five percent or more of regulatory capital stock and includes any known affiliates that are members of the FHLB.

Table 22.2 - Stockholders Holding Five Percent or more of Regulatory Capital Stock (dollars in millions)

	Regulatory Capital Stock		Advance	MPP Unpaid
December 31, 2016	Balance	% of Total	Principal	Principal Balance
JPMorgan Chase Bank, N.A.	$1,317	31%	$32,300	$—
U.S. Bank, N.A.	475	11	8,563	27
Fifth Third Bank	248	6	2,517	2
The Huntington National Bank	244	6	2,433	388

	Regulatory Capital Stock		Advance	MPP Unpaid
December 31, 2015	Balance	% of Total	Principal	Principal Balance
JPMorgan Chase Bank, N.A.	$1,533	34%	$35,350	$—
U.S. Bank, N.A.	475	11	10,086	33
Fifth Third Bank	248	6	20	3

Nonmember Affiliates. The FHLB has relationships with three nonmember affiliates, the Kentucky Housing Corporation, the Ohio Housing Finance Agency and the Tennessee Housing Development Agency. The FHLB had no investments in or borrowings to any of these nonmember affiliates at December 31, 2016 or 2015. The FHLB has executed standby bond purchase agreements with one state housing authority whereby the FHLB, for a fee, agrees as a liquidity provider if required, to purchase and hold the authority's bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bond according to a schedule established by the standby agreement. For the years ended December 31, 2016 and 2015, the FHLB was not required to purchase any bonds under these agreements.

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

DISCLOSURE CONTROLS AND PROCEDURES

As of December 31, 2016, the FHLB's management, including its principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, these two officers each concluded that, as of December 31, 2016, the FHLB maintained effective disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that it files under the Exchange Act is (1) accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

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

The FHLB's management assessed the effectiveness of the FHLB's internal control over financial reporting as of December 31, 2016. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on its assessment, management of the FHLB determined that, as of December 31, 2016, the FHLB's internal control over financial reporting was effective based on those criteria.

The effectiveness of the FHLB's internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP (PwC), an independent registered public accounting firm, as stated in their report which is included in “Item 8. Financial Statements and Supplementary Data."

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the FHLB's internal control over financial reporting that occurred during the fourth quarter ended December 31, 2016 that materially affected, or are reasonably likely to materially affect, the FHLB's internal control over financial reporting.

Item 9B.	Other Information.

PwC serves as the independent registered public accounting firm for the FHLB. Rule 201(c)(1)(ii)(A) of SEC Regulation S-X (the Loan Rule) prohibits an accounting firm, such as PwC, from having certain financial relationships with its audit clients and affiliated entities. Specifically, the Loan Rule provides, in relevant part, that an accounting firm generally would not be independent if it or a covered person in the firm receives a loan from a lender that is a “record or beneficial owner of more than ten percent of the audit client’s equity securities.” A covered person in the firm includes personnel on the audit engagement team, personnel in the chain of command, partners and managers who provide ten or more hours of non-audit services to the audit client, and partners in the office where the lead engagement partner practices in connection with the client.

PwC has advised the FHLB that as of December 31, 2016 PwC and certain covered persons had borrowing relationships with two FHLB members (referred below as the “lenders”) who own more than ten percent of the FHLB’s capital stock, which under the Loan Rule, may reasonably be thought to bear on PwC’s independence with respect to the FHLB. The FHLB is providing this disclosure to explain the facts and circumstances, as well as PwC’s and the Audit Committee’s conclusions, concerning PwC’s objectivity and impartiality with respect to the audit of the FHLB.

PwC advised the Audit Committee of the Board that it believes that, in light of the facts of these borrowing relationships, its ability to exercise objective and impartial judgment on all matters encompassed within PwC’s audit engagement has not been impaired and that a reasonable investor with knowledge of all relevant facts and circumstances would reach the same conclusion. PwC has advised the Audit Committee that this conclusion is based in part on the following considerations:

▪	the firm's borrowings are in good standing and neither lender has the right to take action against PwC, as borrower, in connection with the financings;

▪	the debt balances outstanding are immaterial to PwC and to each lender;

▪	PwC has borrowing relationships with a diverse group of lenders, therefore PwC is not dependent on any single lender or group of lenders; and

▪	the PwC audit engagement team has no involvement in PwC’s treasury function and PwC’s treasury function has no oversight or ability to influence the PwC audit engagement team.

Additionally, the Audit Committee assessed PwC’s ability to perform an objective and impartial audit, including consideration of the ownership structure of the FHLB, the limited voting rights of members and the composition of the Board of Directors. In addition to the above listed considerations, the Audit Committee considered the following:

▪	although the lenders owned more than ten percent of the FHLB’s capital stock, the lenders' voting rights are each less than ten percent;

▪	no individual officer or director that serves on the Board of Directors has the ability to significantly influence the FHLB based on the composition of the Board of Directors; and

▪	as of December 31, 2016, and as of the date of the filing of this Form 10-K, no officer or director of either lender served on the Board of Directors of the FHLB.

Based on this evaluation, the Audit Committee has concluded that PwC’s ability to exercise objective and impartial judgment on all issues encompassed within PwC’s audit engagement has not been impaired.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

NOMINATION AND ELECTION OF DIRECTORS

The Finance Agency has authorized us to have a total of 18 directors: 10 member directors and eight independent directors. Two of our independent directors are designated as public interest directors and all 18 directors are elected by our members.

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

DIRECTORS

The following table sets forth certain information (ages as of March 1, 2017) regarding each of our current directors.

Name	Age	Director Since	Expiration of Term as a Director	Independent or Member (State)
J. Lynn Anderson	53	2017 (1)	12/31/20	Independent (OH)
Grady P. Appleton	69	2007	12/31/17	Independent (OH)
Brady T. Burt	44	2017	12/31/20	Member (OH)
Greg W. Caudill	58	2014	12/31/17	Member (KY)
James R. DeRoberts	60	2008	12/31/18	Member (OH)
Leslie D. Dunn	71	2007	12/31/20	Independent (OH)
James A. England	65	2011	12/31/18	Member (TN)
Charles J. Koch	70	2008 (2)	12/31/18	Independent (OH)
Robert T. Lameier	64	2016	12/31/19	Member (OH)
Michael R. Melvin	72	(1995-2001) 2006	12/31/19	Member (OH)
Donald J. Mullineaux, Chair	71	2010	12/31/19	Independent (KY)
Alvin J. Nance	59	2009	12/31/20	Independent (TN)
Charles J. Ruma	75	(2002-2004) 2007	12/31/19	Independent (OH)
David E. Sartore	56	2014	12/31/17	Member (KY)
William J. Small, Vice Chair	66	2007	12/31/17	Member (OH)
William S. Stuard, Jr.	62	2011	12/31/18	Member (TN)
Nancy E. Uridil	65	2015	12/31/18	Independent (OH)
James J. Vance	55	2017	12/31/20	Member (OH)

(1)	Ms. Anderson, an independent director beginning in 2017, also served as a member director from 2011-2016.

(2)	Mr. Koch, an independent director beginning in 2008, also served as a member director from 1990-1995 and 1998-2006.

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

Mr. Burt has been the Senior Vice President and Chief Financial Officer of The Park National Bank, Newark, Ohio, a subsidiary of Park National Corporation, since December 2012. He also serves as the Secretary, Treasurer, and Chief Financial Officer of Park National Corporation. Prior to that, he served as the Vice President and Chief Accounting Officer of The Park National Bank as well as the Chief Accounting Officer of Park National Corporation from April 2007 to December 2012.

Mr. Caudill has been Chief Executive Officer of Farmers National Bank, Danville, Kentucky since December 2002. He also served as President of Farmers National Bank from December 2002 until April 2016.

Mr. DeRoberts has been Chairman of The Arlington Bank, Upper Arlington, Ohio since 1999 and a partner at Gardiner Allen DeRoberts Insurance LLC, Columbus, Ohio since 2006. He also serves as a director of Park National Corporation and its subsidiary, The Park National Bank, Newark, Ohio since February 2015.

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

Mr. Vance has been Senior Vice President and Treasurer of Western-Southern Life Assurance Company, Cincinnati, Ohio since March 2016. Previously, he served as Vice President and Treasurer of Western-Southern Life Assurance Company from 1999 to March 2016.

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

Ms. Anderson was the Senior Vice President-Member Solutions Integration for Nationwide Mutual Insurance Company, Columbus, Ohio from March 2016 to December 2016. She also served as President of Nationwide Bank from November 2009 to March 2016. Ms. Anderson is a certified public accountant and has six years of experience serving on the board of a non-profit entity which focuses on providing low- to moderate-income housing. Ms. Anderson's prior leadership positions within the banking and insurance industries contribute skills to the Board in the areas of auditing and accounting, operations and corporate governance.

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

Ms. Dunn was Senior Vice President of Business Development, General Counsel and Secretary of Cole National Corporation, a New York Stock Exchange listed retailer now owned by Luxottica Group S.p.A., from September 1997 until October 2004. Prior to joining Cole, she had been a partner since 1985 in the Business Practice of the Jones Day law firm. She currently is engaged in various public and private company board activities and serves in leadership positions with a number of civic and philanthropic organizations. Ms. Dunn has served as a director of New York Community Bancorp, Inc. and on its Audit, Risk Assessment, Cyber, and Nominating and Corporate Governance Committees since September 2015. Ms. Dunn's experience as a director and senior officer of publicly held companies and as a law firm partner representing numerous publicly held companies brings perspective to the Board regarding the FHLB's status as an SEC registrant, corporate governance matters, and the Board's responsibility to oversee the FHLB's operations.

Mr. Koch is the retired Chairman of the Board and Chief Executive Officer of Charter One Bank, N.A., Cleveland, Ohio. He served as Charter One's Chief Executive Officer from 1987 to 2004, and as its Chairman of the Board from 1995 to 2004, when the bank was sold to Royal Bank of Scotland. Mr. Koch was a director of the Royal Bank of Scotland from 2004 until February 2009. He is currently a director of Assurant Inc. and Citizens Financial Group. In addition, he is the Chair of the Risk and Compliance Committees of Citizens Financial Group. Mr. Koch's substantial experience in risk management and his prior leadership positions within the banking industry and various board positions held contribute skills important to the Board's responsibility for approving a strategic business plan that supports the FHLB's mission and corporate objectives.

Dr. Mullineaux is the Emeritus duPont Endowed Chair in Banking and Financial Services in the Gatton College of Business and Economics at the University of Kentucky. He held the duPont Endowed Chair from 1984 until 2014. Previously, he was on the staff of the Federal Reserve Bank of Philadelphia, where he served as Senior Vice President and Director of Research from 1979 until 1984. He also served as a director of Farmers Capital Bank Corporation from 2005 until 2009. He has published numerous articles and lectured on a variety of banking topics, including risk management, financial markets and economics. He served as the Curriculum Director for the ABA's Stonier Graduate School of Banking from 2001 to 2016. Dr. Mullineaux brings knowledge and experience to the Board in areas vital to the operation of financial institutions in today's economy.

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

Ms. Uridil was the Senior Vice President of Global Operation for Moen Incorporated, North Olmsted, Ohio, from September 2005 until March 2014. Ms. Uridil is currently on the Board of Directors of Flexsteel Industries, Inc., where she serves on the Compensation Committee and chairs the Nominations and Governance Committee. Previously, Ms. Uridil served as a Senior Vice President of Estée Lauder Companies, from 2000 to 2005. Ms. Uridil also served as a Senior Vice President of Mary Kay, Incorporated, from 1996 to 2000. Serving on executive teams for global businesses for more than 18 years, Ms. Uridil has extensive experience in strategy, expense and capital management, merger and acquisition integration and sourcing. Ms. Uridil's qualifications and insight provide valuable skills to the Board in the important areas of personnel, compensation, information technology and operations.

EXECUTIVE OFFICERS

The following table sets forth certain information (ages as of March 1, 2017) regarding our executive officers.

Name	Age	Position	Employee of the FHLB Since
Andrew S. Howell	55	President and Chief Executive Officer	1989
Donald R. Able	56	Executive Vice President-Chief Operating Officer and Chief Financial Officer	1981
R. Kyle Lawler	59	Executive Vice President-Chief Business Officer	2000
Stephen J. Sponaugle	54	Executive Vice President-Chief Risk and Compliance Officer	1992
Damon v. Allen	46	Senior Vice President-Community Investment Officer	1999
J. Christopher Bates	41	Senior Vice President-Chief Accounting Officer	2005
Roger B. Batsel	45	Senior Vice President-Chief Information Officer	2014
James G. Dooley, Sr.	63	Senior Vice President-Internal Audit	2006
David C. Eastland	59	Senior Vice President-Chief Credit Officer	1999
Tami L. Hendrickson	56	Senior Vice President-Treasurer	2006

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

Mr. Sponaugle became Executive Vice President-Chief Risk and Compliance Officer in January 2017. Previously, he served as the FHLB's Senior Vice President-Chief Risk and Compliance Officer since November 2015, and as Senior Vice President-Chief Risk Officer from January 2007 to October 2015.

Mr. Allen became Senior Vice President-Community Investment Officer in January 2012. Previously, he served as the FHLB's Vice President and Community Investment Officer since July 2011, and as Vice President-Housing and Community Investment from January 2009 to June 2011.

Mr. Bates became Senior Vice President-Chief Accounting Officer in January 2015. Previously, he served as the FHLB's Vice President-Controller since January 2013 and as Vice President-Assistant Controller from January 2011 to December 2012.

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

AUDIT COMMITTEE FINANCIAL EXPERT

The Board of Directors has determined (1) that Ms. J. Lynn Anderson, Chair of the Audit Committee, and Committee member Mr. David E. Sartore, have the relevant accounting and related financial management expertise, and therefore are qualified, to serve as the Audit Committee financial experts within the meaning of the regulations of the SEC and (2) that each is independent under SEC Rule 10A-3(b)(1). Ms. Anderson's experience has principally been in the internal audit disciplines within the financial industry and is a Certified Public Accountant. Mr. Sartore's experience has principally been in the accounting and finance disciplines within the financial industry and is a Certified Public Accountant. For additional information regarding the independence of the directors of the FHLB, see “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

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

2016 COMPENSATION DISCUSSION AND ANALYSIS

The following provides discussion and analysis regarding our compensation program for executive officers for 2016, and in particular our Named Executive Officers. Our Named Executive Officers for 2016 were: Andrew S. Howell, President and Chief Executive Officer; Donald R. Able, Executive Vice President- Chief Operating Officer and Chief Financial Officer; R. Kyle Lawler, Executive Vice President- Chief Business Officer; Stephen J. Sponaugle, Executive Vice President- Chief Risk and Compliance Officer and James G. Dooley, Sr., Senior Vice President- Internal Audit.

Compensation Program Overview (Philosophy and Objectives)

Our Board of Directors (the Board) is responsible for determining the philosophy and objectives of the compensation program. The philosophy of the program is to provide a flexible and market-based approach to compensation that attracts, retains and motivates high performing, accomplished financial services executives who, by their individual and collective performance, achieve strategic business initiatives and thereby enhance member stockholder value. The program is primarily designed to focus executives on achieving the FHLB's mission through increased business with member institutions within established profitability and risk tolerance levels, while also encouraging teamwork.

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

The Committee recommends the President's annual compensation package to the Board, which is responsible for approving all compensation provided to the President. Additionally, the Committee is responsible for reviewing and approving the compensation programs for all officers, including the other Named Executive Officers, and submitting its recommendations to the Board for final approval. The compensation of the Senior Vice President- Internal Audit is reviewed and approved by the Audit Committee. Unless otherwise stated, references to the Committee with regard to Mr. Dooley refer to the Audit Committee.

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

Finance Agency Oversight - Executive Compensation

The Director of the Finance Agency is required by regulation to prohibit an FHLBank from paying compensation to its executive officers that is not reasonable and comparable to that paid for employment in similar businesses involving similar duties and responsibilities. Finance Agency rules direct the FHLBanks to provide all compensation actions affecting their Named Executive Officers to the Finance Agency for review. Accordingly, following our Board's November 2016 and January 2017 meetings, we submitted the 2017 base salaries as well as incentive payments earned for 2016 for our Named Executive Officers to the Finance Agency. At this time, we do not expect the regulatory requirements to have a material impact on our executive compensation programs.

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

In setting 2017 compensation, we primarily relied upon information from the McLagan Federal Home Loan Bank Custom Survey as it encompassed information relating to 2016 compensation from mortgage banks, commercial financial institutions, and other FHLBanks. While McLagan's compensation analysis included those financial institutions that typically had assets of less than $20 billion, we believe the positions at other FHLBanks generally are more directly comparable to ours given the unique nature of the FHLBank System. The FHLBanks share the same public policy mission, interact routinely with each other, and share a common regulator and regulatory constraints, including the need for Finance Agency review of all compensation actions affecting our executive officers. However, there are significant differences across the FHLBank System, including the sizes of the various FHLBanks, the complexity of their operations, their organizational and cost structures and the types of compensation packages offered. Thus, we do not and, as a practical matter could not, calculate compensation packages for our Named Executive Officers based solely on comparisons to the other FHLBanks.

Compensation Program Approach

The Committee utilizes a balanced approach for delivering base salary and short and long-term incentive pay with our compensation program. While the annual (short-term) incentive compensation component rewards all officers and staff for the achievement of FHLB annual strategic business goals, the deferred (long-term) incentive compensation component is provided to executive and senior officers for achievement of specific, strategic and mission-related goals for which FHLB performance is measured over a three-year period. The Committee has not established or assigned specific percentages to each element of the FHLB's executive compensation program. Instead, the Committee strives to create a program that generally delivers a total compensation opportunity, i.e., base salary, annual and deferred incentive compensation and other benefits (including retirement plan), to each executive officer that, when the FHLB meets its target performance goals, is at or near the median of the other FHLBanks and is generally consistent with our market check. However, individual elements of compensation as well as total compensation for individual executives may vary from the median due to an executive's tenure, experience and responsibilities.

While the competitiveness of the compensation program is considered an important factor for attracting and retaining executives, the Committee also reviews all elements of compensation to ensure the program is well designed and fiscally responsible from both a regulatory and corporate governance perspective.

Impact of Risk-Taking on Compensation Program

The Committee reviews the overall program to ensure the compensation of executive officers does not encourage unnecessary or excessive risk-taking that could threaten the long-term value of the FHLB. Risk management is an integral part of our culture. The Committee believes that base salary is a sufficient percentage of total compensation to discourage such risk-taking by our executive officers. The Committee also believes the mix of incentive goals, which include risk-related metrics, does not encourage unnecessary or excessive risk-taking and achieves an appropriate balance of incentive for performance between the short and long-term organizational goals. Moreover, the Committee and the Board retain the discretion to reduce or withhold incentive compensation payments if a determination is made that an executive has caused the FHLB to incur such a risk that could threaten the long-term value of the FHLB.

Elements of Total Compensation Program

The following table summarizes all compensation to the FHLB's Named Executive Officers for the years ended December 31, 2016, 2015 and 2014. Discussion of each component follows the table.

Summary Compensation Table

Name and Principal Position	Year	Salary(1)	Bonus (2)	Non-Equity Incentive Plan Compensation(3)	Change in Pension Value & Non-Qualified Deferred Compensation Earnings(4)	All Other Compensation(5)	Total
Andrew S. Howell	2016	$800,625	$—	$648,357	$1,426,000	$27,215	$2,902,197
President and Chief Executive Officer	2015	728,482	—	544,843	889,000	29,536	2,191,861
	2014	692,016	—	479,622	2,431,000	15,600	3,618,238

Donald R. Able	2016	418,952	50,000	278,474	943,000	15,900	1,706,326
Executive Vice President-	2015	383,125	—	242,198	465,000	15,900	1,106,223
Chief Operating Officer and Chief Financial Officer	2014	358,788	—	207,972	1,498,000	15,600	2,080,360

R. Kyle Lawler	2016	379,385	—	261,931	438,000	15,900	1,095,216
Executive Vice President-	2015	357,885	—	229,316	244,000	15,900	847,101
Chief Business Officer	2014	331,154	—	199,572	646,000	15,600	1,192,326

Stephen J. Sponaugle	2016	337,692	—	191,269	494,000	15,900	1,038,861
Executive Vice President-	2015	306,752	—	176,417	181,000	15,900	680,069
Chief Risk and Compliance Officer	2014	281,292	—	138,781	694,000	15,600	1,129,673

James G. Dooley, Sr. (6)	2016	251,333	—	162,790	68,000	15,900	498,023
Senior Vice President-	2015	233,627	—	118,814	39,000	15,900	407,341
Internal Audit

(1)
Includes excess accrued vacation benefits automatically paid in accordance with established policy (applicable to all employees), which for 2016 were as follows: Mr. Howell, $50,625; Mr. Able, $18,952; Mr. Lawler, $14,385; Mr. Sponaugle $12,692; and Mr. Dooley $1,333.

(2)
As permitted under the non-equity incentive compensation plan, the Board awarded Mr. Able a discretionary bonus in recognition of additional responsibilities assigned to him by the President and Board during 2016. This bonus was paid in 2017.

(3)
Amounts shown for 2016 reflect total payments pursuant to the current portion of the 2016 Incentive Plan and the deferred portion of the 2013 Incentive Plan (2014 - 2016 performance period), as follows:

Name	2016 Incentive Plan (current incentive)	2013 Incentive Plan (three-year deferred incentive)	Total
Andrew S. Howell	$362,111	$286,246	$648,357
Donald R. Able	154,500	123,974	278,474
R. Kyle Lawler	140,981	120,950	261,931
Stephen J. Sponaugle	106,337	84,932	191,269
James G. Dooley, Sr.	87,500	75,290	162,790

(4)	Represents change in the actuarial present value of accumulated pension benefits only, which is primarily dependent on changes in interest rates, years of benefit service and salary.

(5)
Amounts represent matching contributions to the qualified defined contribution pension plan in 2016. For Mr. Howell, 2016 also includes perquisites totaling $11,315, which consisted of personal use of an FHLB-owned vehicle, premiums for an Executive long-term disability plan, spousal travel expenses and an airline program membership. The value of perquisites are based on the actual cash cost to the FHLB.

(6)	Mr. Dooley's 2014 compensation amount is not included as he was not a Named Executive Officer in that year.

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

Each of the Named Executive Officers received a base salary increase at the beginning of 2016. Total salary increases, including merit and market adjustments, ranged from 7.35 percent to 11.11 percent. For the Named Executive Officers other than the President, the Committee's actions were based on the President's recommendation for each executive, which took into consideration market data, and an evaluation of each executive's annual performance. Individually, directors provided feedback to the Chair, and the Committee recommended, and the Board subsequently approved a salary increase of 11.11 percent for Mr. Howell. In recommending and approving the 2016 increase, the Committee and Board took into consideration competitive market analysis and the directors' appraisals of Mr. Howell's performance during the year.

In October 2016, the Committee recommended and the Board approved a 4.50 percent salary increase pool for 2017 for all employees, comprised of 3.00 percent for merit increases and 1.50 percent for market and promotional adjustments. Using the same process as described above, the Committee recommended, and the Board approved, the following 2017 base salaries and percent increases for the Named Executive Officers: Mr. Howell, $800,000 (6.67 percent); Mr. Able, $420,000 (5.00 percent); Mr. Lawler, $385,000 (5.48 percent); Mr. Sponaugle, $360,000 (10.77 percent); and Mr. Dooley, $260,625 (4.25 percent). On December 14, 2016, we were informed that the Finance Agency had completed its review of the Board-approved compensation actions affecting the Named Executive Officers in 2017.

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

The Incentive Plan goals generally reflect desired financial, operational, risk and public mission objectives for the current and future fiscal years. Each goal is weighted reflecting its relative importance and potential impact on our strategic initiatives and annual business plan, and each is assigned a quantitative threshold, target and maximum level of performance. Each Named Executive Officer's award opportunity is based entirely on bank-wide performance. However, the Chief Risk Officer's (CRO) award opportunity is weighted 75 percent on bank-wide goals and 25 percent on Enterprise Risk Management (ERM) specific goals, which are developed with the Risk Committee in order to provide incentive and maintain a certain level of independence for risk management initiatives. Additionally, the Senior Vice President- Internal Audit's award opportunity is based entirely on Internal Audit specific goals, which are developed with the Audit Committee, to maintain independence for the internal audit function.

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

The total incentive award opportunities for the 2016 plan year stated as a percentage of base salary were as follows:

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

Fifty percent of the total opportunity for the Incentive Plan is awarded in cash following the plan year (current incentive award) and 50 percent is mandatorily deferred for three years after the end of the Plan year (deferred incentive award). Deferred incentive awards are calculated based on the actual performance or achievement level for each deferred plan goal at the end of each three-year performance period, with interpolations made for results between achievement levels. The achievement level for each goal then is multiplied by the corresponding incentive weight assigned to that goal. The final value of the deferred award can be increased, decreased or remain the same based on the goal achievement level determined using separate performance measures over the three-year deferral period. For all Named Executive Officers, the final value of the deferred award is 75 percent for a Threshold level of achievement, 100 percent for a Target level of achievement, or 125 percent for a Maximum level of achievement. If a goal achievement level over the three-year deferral period is below the threshold, no payment is made for that deferred goal.

Except as noted above with respect to exam ratings, the Board has ultimate authority over the Incentive Plan and may modify or terminate the Plan at any time or for any reason. The Board also has sole discretion to increase or decrease any Incentive Plan awards. In addition, payments under the Plan are subject to certain claw back provisions which allow the FHLB to recover any incentive paid to a participant based on achievement of financial or operational goals that subsequently are deemed to be inaccurate, misstated or misleading. Our Board believes these claw back requirements serve as deterrents to any manipulation of financial statements or performance metrics in a manner that would assure and/or increase an incentive payment.

2016 Incentive Award. For calendar year 2016, the Board approved a total of six performance measures in the functional areas of Franchise Value Promotion, Mission Asset Activity and Stockholder Risk/Return. The mix of financial and non-financial goals measures performance across our mission and corporate objectives and is intended to discourage unnecessary or excessive risk-taking. Because we consider risk management to be an essential component in the achievement of our mission and corporate objectives, the goals below include a separate risk-related metric.

At its January 2017 meeting, following certification of the 2016 performance results and in accordance with those results, the Board authorized the distribution to the Named Executive Officers of the current awards shown in Note 3 to the Summary Compensation Table. For the 2016 plan year, we cumulatively achieved approximately 97 percent of the available maximum incentive opportunity for FHLB goals. This was similar to the 96 percent overall FHLB performance achieved for 2015.

The following table presents the incentive weights, threshold, target and maximum performance levels, and the actual results achieved for the 2016 Incentive Plan performance measures for all Named Executive Officers other than the Senior Vice President- Internal Audit.

2016 Incentive Plan Performance Levels and Results

(Dollars in thousands)
	Incentive Weight	Threshold Performance	Target Performance	Maximum Performance	Results Achieved
Franchise Value Promotion
1) Mission Outreach	10.0%	82	95	110	100
2) Mission Asset Participation	10.0	65%	72%	80%	77%
Mission Asset Activity
3) Average Advance Balances for Members with Assets of $50 billion or less	15.0	$17,000,000	$18,000,000	$19,000,000	$19,517,367
4) Mortgage Purchase Program New Mandatory Delivery Commitments	15.0	1,980,000	2,150,000	2,700,000	2,879,126
Stockholder Risk/Return
5) Decline in Market Value of Equity	25.0	< 9%	< 7%	4% or less	4.4%
6) Profitability-Available Earnings vs. Average 3-month LIBOR rate	25.0	350 bps	390 bps	450 bps	473 bps

During 2016, the Board, the Committee and the President periodically reviewed the Incentive Plan goals presented above to determine progress toward the goals. Although the Board and the President discussed various external factors that were affecting achievement of the performance measures, the Board did not take any actions to revise or change the Incentive Plan goals.

The incentive program for the CRO is weighted 75 percent on bank-wide goals, shown above, and 25 percent on the ERM department goal, as follows:

Implement specific initiatives of the FHLB's ERM program within the ERM Department.

Weight of Goal:	100 percent

Threshold:	4 initiatives satisfactorily completed*

Target:	6 initiatives satisfactorily completed*

Maximum:	7 initiatives satisfactorily completed*

2016 Results Achieved:	6.5 initiatives satisfactorily completed*

*
Specific initiatives include efforts in: 1) risk management integration; 2) development of more extensive risk dashboards; 3) improved communication to management about operational risk and compliance; 4) enhancing model risk, end user computing, records management and vendor management programs; 5) evaluation of market risk/return positioning; 6) analyzing earnings volatility; and 7) development of additional asset/liability decision-making analytics.

The 2016 Incentive Plan measures for the Senior Vice President - Internal Audit were based entirely on achievement of specific internal audit function goals, including issuance of a certain number of audit reports, complete testing of identified internal controls, compliance with regulatory standards, and general effectiveness and leadership of the internal auditor. Based on these goals, 100 percent of the maximum performance was achieved during 2016.

2017 Incentive Award. At its November 2016 meeting, the Board established the 2017 Incentive Plan goals, the incentive weights and the performance measures corresponding to each Incentive Plan goal and award opportunity for the 2017 Incentive Plan. In December 2016, the 2017 Incentive Plan was sent to the Finance Agency and we received notification of the completion of their review in January 2017. The 2017 Incentive Plan goals for our executives are set forth below.

2017 Incentive Plan Goals

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

As reflected above, the Board decided to keep all of the 2017 goals the same as those in 2016 although the performance metrics have been adjusted and the Mission Outreach goal was expanded upon to include initiatives related to minority and women inclusion. In setting the performance measures for the 2017 Incentive Plan, the Board reviewed the results against target for 2016 and considered relevant aspects of our financial outlook for 2017 including the continued uncertainty of the economy and the government's liquidity programs that continue to affect Mission Asset Activity and profitability. The Board also considered opportunities to increase mission asset participation by members.

The Board also approved a separate ERM department goal for the CRO, whose annual incentive is weighted 75 percent on bank-wide goals and 25 percent on the ERM goal.

2017 CRO's Goal

Implement specific initiatives of the FHLB's ERM program within the ERM Department.

Weight of Goal:	100 percent

Threshold:	3 initiatives satisfactorily completed*

Target:	4 initiatives satisfactorily completed*

Maximum:	6 initiatives satisfactorily completed*

*
Specific initiatives include efforts in: 1) the comprehensive review of the FHLB's risk management programs; 2) risk management integration; 3) enhancing key risk metrics; 4) improving the modeling of collateral maintenance requirements; 5) the company-wide implementation of new operational risk initiatives; and 6) enhancing market risk analytics.

Finally, upon recommendation of the Audit Committee, the Board approved the separate 2017 Internal Audit department goals for the Senior Vice President - Internal Audit. The Board decided to keep all of the 2016 goals for 2017, although some of the performance metrics and weightings have been adjusted. Additionally, the Board added two new goals for 2017 related to compliance with the Finance Agency's Internal Audit Governance guidance and results of the External Quality Assurance Review.

Three-Year Deferred Incentive Award. During 2016, the Board, the Committee and the President periodically reviewed progress toward the deferred plan goals for each ongoing performance period. At its January 2017 meeting, following certification of the performance results for the deferred portion of the 2013 Incentive Plan (2014 - 2016 performance period) and in accordance with those results, the Board authorized the distribution of payments to eligible officers including the Named Executive Officers. Cumulatively, we achieved approximately 88 percent of the available maximum incentive opportunity for FHLB goals. The deferred payments for the 2014 - 2016 performance period are shown in Note 3 to the Summary Compensation Table.

The following table presents, for all Named Executive Officers, except the Senior Vice President - Internal Audit, the incentive weights, threshold, target and maximum performance levels, and the actual results achieved for each of the goals in the deferred portion of the 2013 Incentive Plan (2014 - 2016 performance period):

	Incentive Weight	Threshold Performance	Target Performance	Maximum Performance	Results Achieved
OPERATING EFFICIENCY:
Ranking of Operating Efficiency Ratio in comparison to other FHLBanks	20%	6th	4th	1st	1st
RISK ADJUSTED PROFITABILITY:
Ranking of Risk Adjusted Profitability in comparison to other FHLBanks	20%	8th	4th	1st	4th
MARKET CAPITALIZATION RATIO:
Ratio of Market Value of Equity to Par Value of Regulatory Capital Stock	20%	95%	100%	110%	107%
ADVANCE UTILIZATION RATIO:
Ranking of average of each member's Advances-to-Assets ratio multiplied by the average member borrower penetration ratio in comparison to other FHLBanks	20%	8th	4th	1st	5th
STRATEGIC BUSINESS PLAN ACHIEVEMENT:
Percentage of Strategic Business Plan strategies achieved	20%	70%	80%	100%	90%

For the Senior Vice President - Internal Audit, the following table presents the incentive weights, threshold, target and maximum performance levels, and the actual results achieved for each of the Internal Audit goals in the deferred portion of the 2013 Incentive Plan (2014 - 2016 performance period):

	Incentive Weight	Threshold Performance	Target Performance	Maximum Performance	Results Achieved
AUDIT COMMITTEE CHARTER FULFILLMENT:
Average of the Audit Committee's annual performance review ratings	50%	3	4	5	4.77
FINDINGS TRACKING:
Results of Audit Committee's evaluation of monitoring, tracking and reporting on findings as a result of audits and examinations	25%	3	4	5	4.76
SUCCESSION PLANNING AND READINESS:
Level of readiness based on Audit Committee assessment	25%	Minimally Prepared (3)	Prepared (4)	Highly Prepared (5)	4.50

At its November 2016 meeting, the Board established the goals, incentive weights and performance measures to determine the achievement level reached during the 2017 - 2019 deferral period of the 2016 Incentive Plan. The following table presents the goals and incentive weights for all Named Executive Officers, except the Senior Vice President - Internal Audit:

2016 Deferred Incentive Plan Goals (2017 - 2019 Performance Period)

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

The goals for the deferred component of the 2017 Incentive Plan, which include the 2018 - 2020 performance period, are expected to be set at the November 2017 Board meeting.

Non-Equity Incentive Plan Compensation Grants
The following table provides information on grants made under our Incentive Plans.

Grants of Plan-Based Awards

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards
Name	Grant Date (1)	Threshold	Target	Maximum
Andrew S. Howell	November 17, 2016	$400,000	$600,000	$800,000
Donald R. Able	November 17, 2016	168,000	252,000	336,000
R. Kyle Lawler	November 17, 2016	154,000	231,000	308,000
Stephen J. Sponaugle	November 17, 2016	144,000	216,000	288,000
James G. Dooley, Sr.	November 17, 2016	78,188	130,313	182,438

(1)	Awards granted on this date are for the 2017 Incentive Plan.

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

Retirement Benefits
We maintain a comprehensive retirement program for executive officers comprised of two qualified retirement plans (a defined benefit plan and a defined contribution plan) and a non-qualified pension plan. For our qualified plans, we participate in the Pentegra Defined Benefit Plan for Financial Institutions and the Pentegra Defined Contribution Plan for Financial Institutions. The non-qualified plan, the Benefit Equalization Plan (BEP), restores benefits that eligible highly compensated employees would have received were it not for Internal Revenue Service limitations on benefits from the defined benefit plan. Generally, benefits under the BEP vest and are payable according to the corresponding provisions of the qualified plans.

The plans provide benefits based on a combination of an employee's tenure and annual compensation. As such, the benefits provided by the plans are one component of the total compensation opportunity for executive officers and, the Board believes, serve as valuable retention tools since retirement benefits increase as executives' tenure and compensation with the FHLB grow.

Qualified Defined Benefit Pension Plan. The Pentegra Defined Benefit Plan for Financial Institutions (Pentegra DB) is a funded tax-qualified plan that is maintained on a non-contributory basis, meaning, employee contributions are not required. Participants' pension benefits vest upon completion of five years of service.

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

2016 Pension Benefits

Name	Plan Name	Number of Years Credited Service (1)	Present Value (2) of Accumulated Benefits
Andrew S. Howell	Pentegra DB	26.50	$1,888,000
	DB/BEP	26.50	5,851,000

Donald R. Able	Pentegra DB	35.42	1,982,000
	DB/BEP	35.42	3,414,000

R. Kyle Lawler	Pentegra DB	15.50	1,286,000
	DB/BEP	15.50	1,077,000

Stephen J. Sponaugle	Pentegra DB	23.33	1,591,000
	DB/BEP	23.33	844,000

James G. Dooley, Sr.	Pentegra DB	9.33	333,000
	DB/BEP	9.33	—

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

Qualified Defined Contribution Plan. The Pentegra Defined Contribution Plan for Financial Institutions (Pentegra DC) is a tax-qualified defined contribution plan to which we make tenure-based matching contributions. For 2016, matching contributions begin upon completion of one year of employment and subsequently increase based on length of employment to a maximum of six percent of eligible compensation. For 2017, the one-year waiting period does not apply. Eligible compensation in the Pentegra DC plan is defined as base salary and annual bonus (current incentive award) and excludes any deferred incentive awards.

Under the Pentegra DC plan, a participant may elect to contribute up to 100 percent of eligible compensation (75 percent for 2017) on either a before-tax or after-tax basis. The plan permits participants to self-direct investment elections into one or more investment funds. All returns are at the market rate of the related fund. Investment fund elections may be changed daily by the participants. A participant may withdraw vested account balances while employed, subject to certain plan limitations, which include those under IRS regulations. Participants also are permitted to revise their contribution/deferral election once each pay period. However, the revised election is only applicable to future earnings and may also be limited by IRS regulations.

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

During 2016, the President was also provided with an FHLB-owned vehicle for his business and personal use. The operating expenses associated with the vehicle, including an automobile club membership for emergency roadside assistance, also were provided. An executive officer's personal use of an FHLB-owned vehicle, including use for the daily commute to and from work, is reported as a taxable fringe benefit. In addition to the standard LTD insurance plan provided to all FHLB employees, Named Executive Officers may elect to receive additional LTD coverage. The premiums the FHLB pays for the additional LTD coverage are considered a taxable fringe benefit. Additionally, with prior approval, our current Travel Policy permits a spouse to accompany an executive officer on authorized business trips. The transportation and other related expenses associated with the spouse's travel are reimbursed by the FHLB and reported as a taxable fringe benefit.

The perquisites provided by the FHLB represent a small fraction of an executive officer's annual compensation. During 2016, perquisites totaled $11,315 for Mr. Howell, as shown in the Summary Compensation Table. Perquisites did not individually or collectively exceed $10,000 for any other Named Executive Officers and are therefore excluded from the Summary Compensation Table.

Employment Arrangements and Severance Benefits

Pursuant to the FHLBank Act, all employees of the FHLB are “at will” employees. Accordingly, an employee may resign employment at any time and an employee's employment may be terminated at any time for any reason, with or without cause and with or without notice.

We have no employment arrangements with any Named Executive Officer. Other than normal pension benefits and eligibility to participate in our retiree medical and life insurance programs (if hired prior to August 1, 1990), no perquisites, tax gross-ups or other special benefits are provided to our executive officers in the event of a change in control, resignation, retirement or other termination of employment.

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

COMPENSATION COMMITTEE REPORT

The Personnel and Compensation Committee of the Board of Directors (the Committee) of the FHLB has furnished the following report for inclusion in this annual report on Form 10-K:
The Committee has reviewed and discussed the 2016 Compensation Discussion and Analysis set forth above with the FHLB's management. Based on such review and discussions, the Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this annual report on Form 10-K.

Donald J. Mullineaux (Chair)
Grady P. Appleton
Leslie D. Dunn
Charles J. Koch
Michael R. Melvin
William J. Small (Vice Chair)
Nancy E. Uridil

COMPENSATION OF DIRECTORS

As required by Finance Agency regulations and the FHLBank Act, we have established a formal policy governing the compensation and travel reimbursement provided to our directors. The goal of the policy is to compensate Board members for work performed on behalf of the FHLB. Under our policy, compensation is comprised of a maximum base fee that is divided into two equal parts: (1) a quarterly retainer fee, and (2) a per meeting fee, subject to an annual cap, and reimbursement for reasonable FHLB travel-related expenses. The fees are intended to compensate directors for time spent reviewing materials sent to them, preparing for meetings, participating in other FHLB activities and attending the meetings of the Board of Directors and its committees.

The following table sets forth the quarterly retainer fees, per meeting fees, and the maximum base fees for 2016 and 2017:

	Quarterly Retainer Fee	Per Meeting Fee	Maximum Base Fees
Chair	$16,875	$9,650	$135,000
Vice Chair	15,000	8,580	120,000
Other Members	12,500	7,150	100,000

In addition to the base fees, annual fees are paid to the Audit Committee Chair and Other Committee Chairs of $17,000 and $14,000, respectively. These fees are subject to certain attendance requirements.

During 2016, total directors' fees and travel expenses incurred by the FHLB were $1,828,000 and $262,222, respectively.

With prior approval, our current Travel Policy permits a spouse to accompany a director on authorized business trips. The transportation and other related expenses associated with the spouse's travel are reimbursed by the FHLB, subject to certain limitations, and reported as a taxable fringe benefit. During 2016, there were 14 directors that received reimbursement for spousal travel expenses. These expenses did not individually or collectively exceed $10,000 for any director and are therefore excluded from the Directors Compensation Table below.

The following table sets forth the fees earned by each director for the year ended December 31, 2016.

2016 Directors Compensation Table

Name	Fees Earned or Paid in Cash	Total
J. Lynn Anderson	$117,000	$117,000
Grady P. Appleton	100,000	100,000
Greg W. Caudill	100,000	100,000
James R. DeRoberts	114,000	114,000
Leslie D. Dunn	114,000	114,000
James A. England	100,000	100,000
Charles J. Koch	100,000	100,000
Robert T. Lameier	100,000	100,000
Michael R. Melvin	100,000	100,000
Thomas L. Moore	100,000	100,000
Donald J. Mullineaux, Chair	135,000	135,000
Alvin J. Nance	100,000	100,000
Charles J. Ruma	114,000	114,000
David E. Sartore	100,000	100,000
William J. Small, Vice Chair	120,000	120,000
William S. Stuard, Jr.	114,000	114,000
Nancy E. Uridil	100,000	100,000
Total	$1,828,000	$1,828,000

The following table summarizes the total number of board meetings and meetings of its designated committees held in 2015 and 2016.

	Number of Meetings Held
Meeting Type	2015	2016
Board Meeting	9	9
Audit Committee	11	10
Finance and Risk Management Committee (1)	7	N/A
Risk Committee	N/A	7
Business and Operations Committee	N/A	6
Governance	6	6
Housing and Community Development Committee	5	5
Personnel and Compensation Committee	6	5
Executive Committee	1	—

(1)	The Finance and Risk Management Committee was split into two new committees in 2016 to form the Risk Committee and Business and Operations Committee.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Personnel and Compensation Committee of the Board of Directors is charged with responsibility for the FHLB's compensation policies and programs. None of the 2016 or 2017 Personnel and Compensation Committee members are or previously were officers or employees of the FHLB. Additionally, none of the FHLB's executive officers served or serve on the board of directors or the compensation committee of any entity whose executive officers served on the FHLB's Personnel and Compensation Committee or Board of Directors. This Committee was and is composed of the following members:

2016	2017
Donald J. Mullineaux (Chair)	Donald J. Mullineaux (Chair)
Grady P. Appleton	Grady P. Appleton
Leslie D. Dunn	Leslie D. Dunn
Charles J. Koch	Charles J. Koch
Michael R. Melvin	Michael R. Melvin
William J. Small (Vice Chair)	William J. Small (Vice Chair)
Nancy E. Uridil

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We have one class of capital stock, Class B Stock, all of which is owned by our current and former member institutions. Individuals, including directors and officers of the FHLB, are not permitted to own our capital stock. Therefore, we have no equity compensation plans.

The following table lists institutions holding five percent or more of outstanding capital stock at February 28, 2017 and includes any known affiliates that are members of the FHLB:

(Dollars in thousands)
		Capital	Percent of Total	Number
Name	Address	Stock	Capital Stock	of Shares
JPMorgan Chase Bank, N.A.	1111 Polaris Parkway Columbus, OH 43240	$1,317,000	31%	13,170,000
U.S. Bank, N.A.	425 Walnut Street Cincinnati, OH 45202	475,393	11	4,753,927
Fifth Third Bank	38 Fountain Square Plaza Cincinnati, OH 45202	247,687	6	2,476,870
The Huntington National Bank	41 South High Street Columbus, OH 43215	243,684	6	2,436,836

The following table lists capital stock outstanding as of February 28, 2017 held by member institutions that have an officer or director who serves as a director of the FHLB:

(Dollars in thousands)
		Capital	Percent of Total
Name	Address	Stock	Capital Stock
Western & Southern Financial Group (1)	400 Broadway Street Cincinnati, OH 45202	$94,166	2.2%
The Park National Bank	50 North Third Street Newark, OH 43058	50,086	1.2
First Federal Bank of the Midwest	601 Clinton Street Defiance, OH 43512	13,792	0.3
F&M Bank	50 Franklin Street Clarksville, TN 37040	3,378	0.1
Perpetual Federal Savings Bank	120 North Main Street Urbana, OH 43078	2,794	0.1
Field & Main Bank	140 North Main Street Henderson, KY 42420	1,799	0.0
Farmers National Bank	304 West Main Street Danville, KY 40423	1,722	0.0
The Arlington Bank	2130 Tremont Center Upper Arlington, OH 43221	1,063	0.0
Miami Savings Bank	8008 Ferry Street Miamitown, OH 45041	730	0.0
Decatur County Bank	56 North Pleasant Street Decaturville, TN 38329	646	0.0
The Plateau Group (2)	2701 North Main Street Crossville, TN 38555	93	0.0

(1)
Includes five subsidiaries (Western-Southern Life Assurance Co., Integrity Life Insurance Company, Lafayette Life Insurance Company, Columbus Life Insurance Company and National Integrity Life Insurance Company), which are FHLB members.

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
Our capital stock is not permitted to be publicly traded and is not listed on any stock exchange. Therefore, we are not governed by stock exchange rules relating to director independence. If we were so governed, arguably none of our industry directors, who are elected by our members, would be deemed independent because all are directors and/or officers of members that do business with us. Messrs. Appleton, Koch, Mullineaux, Nance and Ruma and Mses. Anderson, Dunn and Uridil, our eight non-industry directors, have no material transactions, relationships or arrangements with the FHLB other than in their capacity as directors. Therefore, our Board of Directors has determined that each of them is independent under the independence standards of the New York Stock Exchange.
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

We believe these policies are effective in bringing to the attention of management and the Board any non-ordinary course transactions that require Board review and approval and that all such transactions since January 1, 2016 have been so reviewed and approved.

Item 14.	Principal Accountant Fees and Services.

The following table sets forth the aggregate fees billed to the FHLB for the years ended December 31, 2016 and 2015 by its independent registered public accounting firm, PricewaterhouseCoopers LLP:

	For the Years Ended
(In thousands)	December 31,
	2016	2015
Audit fees	$689	$695
Audit-related fees	125	53
Tax fees	—	—
All other fees	6	20
Total fees	$820	$768

Audit fees were for professional services rendered for the audits of the FHLB's financial statements.

Audit-related fees were for assurance and services related to the performance of the audit and review of the FHLB's financial statements and primarily consisted of accounting consultations, control advisory services and fees related to participation in and presentations at conferences.

The FHLB is exempt from all federal, state and local income taxation. Therefore, no fees were paid for tax services during the years presented.

All other fees represent non-audit services related to an FHLBank System project on certain employee benefits during 2016 and 2015.

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

The FHLB paid additional fees to PricewaterhouseCoopers LLP in the form of assessments paid to the Office of Finance. The FHLB is assessed its proportionate share of the costs of operating the Office of Finance, which includes the expenses associated with the annual audits of the combined financial statements of the FHLBanks. These assessments, which totaled $49,000 and $51,000 in 2016 and 2015, respectively, are not included in the table above.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	Financial Statements. The following financial statements of the Federal Home Loan Bank of Cincinnati, set forth in Item 8 above, are filed as a part of this registration statement.

Report of Independent Registered Public Accounting Firm
Statements of Condition as of December 31, 2016 and 2015
Statements of Income for the years ended December 31, 2016, 2015 and 2014
Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014
Statements of Capital for the years ended December 31, 2016, 2015 and 2014
Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014
Notes to Financial Statements

(b)	Exhibits.

See Index of Exhibits

Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 16th day of March 2017.

FEDERAL HOME LOAN BANK OF CINCINNATI
(Registrant)

By:	/s/ Andrew S. Howell
Andrew S. Howell
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of the 16th day of March 2017.

Signatures	Title

/s/ Andrew S. Howell	President and Chief Executive Officer
Andrew S. Howell	(principal executive officer)

/s/ Donald R. Able	Executive Vice President-Chief Operating Officer and Chief Financial Officer
Donald R. Able	(principal financial officer)

/s/ J. Christopher Bates	Senior Vice President-Chief Accounting Officer
J. Christopher Bates	(principal accounting officer)

/s/ J. Lynn Anderson*	Director
J. Lynn Anderson

/s/ Grady P. Appleton*	Director
Grady P. Appleton

/s/ Brady T. Burt*	Director
Brady T. Burt

/s/ Greg W. Caudill*	Director
Greg W. Caudill

/s/ James R. DeRoberts*	Director
James R. DeRoberts

/s/ Leslie D. Dunn*	Director
Leslie D. Dunn

/s/ James A. England*	Director
James A. England

/s/ Charles J. Koch*	Director
Charles J. Koch

/s/ Robert T. Lameier*	Director
Robert T. Lameier

/s/ Michael R. Melvin*	Director
Michael R. Melvin

/s/ Donald J. Mullineaux*	Director (Chair)
Donald J. Mullineaux

/s/ Alvin J. Nance*	Director
Alvin J. Nance

/s/ Charles J. Ruma*	Director
Charles J. Ruma

/s/ David E. Sartore*	Director
David E. Sartore

/s/ William J. Small*	Director (Vice Chair)
William J. Small

/s/ William S. Stuard, Jr.*	Director
William S. Stuard, Jr.

/s/ Nancy E. Uridil*	Director
Nancy E. Uridil

/s/ James J. Vance*	Director
James J. Vance

* Pursuant to Power of Attorney

/s/ Andrew S. Howell
Andrew S. Howell
Attorney-in-fact

INDEX OF EXHIBITS

Exhibit Number (1)	Description of exhibit	Document filed or furnished, as indicated below

3.1	Organization Certificate	Form 10, filed December 5, 2005

3.2	Bylaws, as amended through January 21, 2016	Form 10-K, filed March 17, 2016

4	Capital Plan, as of September 15, 2016	Form 10-Q, filed November 10, 2016

10.1.A	Form of Blanket Agreement for Advances and Security Agreement, as in effect for signatories prior to November 21, 2005	Form 10, filed December 5, 2005

10.1.B	Form of Blanket Security Agreement, for new signatories on and after November 21, 2005	Form 10, filed December 5, 2005

10.2	Form of Mortgage Purchase Program Master Selling and Servicing Master Agreement	Form 10, filed December 5, 2005

10.3
Federal Home Loan Banks P&I Funding and Contingency Plan Agreement, entered into as of July 20, 2006, by and among the Office of Finance and each of the Federal Home Loan Banks, as amended and restated on January 1, 2017
Filed Herewith

10.4	Joint Capital Enhancement Agreement, as amended on August 5, 2011, by and among each of the Federal Home Loan Banks	Form 8-K, filed August 5, 2011

10.5 (2)	Incentive Compensation Plan	Form 10-Q, filed August 9, 2012

10.6 (2)	Transitional Executive Long-Term Incentive Plan	Form 10-Q, filed August 9, 2012

10.7 (2)	Federal Home Loan Bank of Cincinnati Benefit Equalization Plan (December 2008 Restatement)	Form 10-K, filed March 18, 2010

10.8 (2)	First Amendment to the Federal Home Loan Bank of Cincinnati Benefit Equalization Plan (December 2008 Restatement)	Form 10-K, filed March 18, 2010

10.9	Form of indemnification agreement between the Federal Home Loan Bank and each of its directors and executive officers (used from July 29, 2009 to December 31, 2016)	Form 8-K, filed July 30, 2009

10.10	Form of indemnification agreement between the Federal Home Loan Bank and each of its directors and executive officers (used after December 31, 2016)	Filed Herewith

12	Statements of Computation of Ratio of Earnings to Fixed Charges	Filed Herewith

18	Preferability letter from PricewaterhouseCoopers LLP dated March 16, 2017	Filed Herewith

24	Powers of Attorney	Filed Herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	Filed Herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	Filed Herewith

32	Section 1350 Certifications	Furnished Herewith

Exhibit Number (1)	Description of exhibit	Document filed or furnished, as indicated below

99.1	Audit Committee Letter	Furnished Herewith

99.2	Audit Committee Charter	Furnished Herewith

101.INS	XBRL Instance Document	Filed Herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed Herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed Herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed Herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed Herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed Herewith

(1)	Numbers coincide with Item 601 of Regulation S-K.

(2)	Indicates management compensation plan or arrangement.