Form 10-K
period 2017-12-31
Federal Home Loan Bank of Cincinnati
filed 2018-03-15
CIK 1326771

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
☐ Yes   ☒ No
As of February 28, 2018, the registrant had 45,215,145 shares of capital stock outstanding, which included stock classified as mandatorily redeemable. The capital stock of the registrant is not listed on any securities exchange or quoted on any automated quotation system, only may be owned by Members and former Members and is transferable only at its par value of $100 per share.
Documents Incorporated by Reference: None

Page 1 of	164

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

▪
political events, including legislative, regulatory, government, judicial or other developments that could affect us, our Members, our counterparties, other Federal Home Loan Banks (FHLBanks) and other government-sponsored enterprises (GSEs), and/or investors in the Federal Home Loan Bank System's (FHLBank System or System) unsecured debt securities, which are called Consolidated Obligations (or Obligations);

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

The FHLBanks are not government agencies and the U.S. government does not guarantee, directly or indirectly, the debt securities or other obligations of the FHLBank System. Rather, the FHLBanks are GSEs, which combine private sector ownership with public sector sponsorship. In addition, the FHLBanks are cooperative institutions, privately and wholly owned by stockholders who are also the primary customers.

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

All federally insured depository institutions, certain insurance companies, and community development financial institutions chartered in the Fifth District may voluntarily apply for membership in our FHLB. Applicants must satisfy membership requirements in accordance with statutes and Finance Agency regulations. These requirements deal primarily with home financing activities, satisfactory financial condition such that Advances may be made safely, and matters related to the regulatory, supervisory and management oversight of the applicant. By law, an institution is permitted to apply for membership in only one FHLBank, although a holding company may have memberships in more than one FHLBank through its subsidiaries.

The combination of public sponsorship and private ownership that drives our business model is reflected in the composition of our 18-Member Board of Directors, all of whom Members elect. Ten directors are officers and/or directors of our Member institutions, while the remaining directors are independent directors who represent the public interest.

At December 31, 2017, we had 660 Members, 226 full-time employees, and no part-time employees. Our employees are not represented by a collective bargaining unit. We consider our relationship with our employees to be good.

Mission and Corporate Objectives

Our mission is to provide Member-stockholders with financial services and a competitive return on their capital investment to help them facilitate and expand housing finance and community investment and achieve their objectives for liquidity and asset liability management.

How We Achieve the Mission
We achieve our mission through a cooperative business model. We raise private-sector capital from Member stockholders and issue low-cost high-quality debt in the world-wide capital markets jointly with other FHLBanks. The capital and proceeds from debt issuance enable us to provide Members services—primarily, access to liquidity via reliable, readily available, economical, and low-cost sources of funding to support their business activities including affordable housing and community investment. Another important Member service is that we offer a program to purchase certain mortgage loans, which provides Members liquidity and helps them reduce market risk. Additionally, we provide a competitive return on Members' capital investment in our company.

Our ability to maximize the mission depends on having a membership base that is an essential component of the nation’s housing and mortgage finance systems. We focus closely on fulfilling our mission relative to Members who are community financial institutions, who we believe typically rely more on us for access to liquidity and mortgage markets compared with larger Members. At the same time, we value having large Members who are active borrowers because they provide the System the ability to consistently issue large amounts of debt, which helps ensure the debt has a relatively low cost, benefiting all Members.

The primary products we offer, or Mission Assets, are readily available low-cost loans called Advances, purchases of certain whole mortgage loans sold by qualifying Members through the Mortgage Purchase Program (MPP), and Letters of Credit. We also offer affordable housing programs and related activities to support Members in their efforts to assist very low-, low- and moderate-income households and their local communities. To a more limited extent, we also have several correspondent services that assist Members in operational administration.

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

▪
Mission Asset Activity: Implement strategies and tactics and effectively manage operations to promote Members’ usage of Mission Asset Activity and stand ready at all times to provide liquidity to Members.

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

Ratings of Nationally Recognized Statistical Rating Organizations

The FHLBank System's comparative advantage in funding is acknowledged in its excellent credit ratings from nationally recognized statistical rating organizations (NRSROs). Moody's Investors Service (Moody's) currently assigns, and historically has assigned, the System's Consolidated Obligations the highest ratings available: long-term debt is rated Aaa and short-term debt is rated P-1. It also assigns a Prime-1 short-term bond rating on each FHLBank. It affirmed these ratings in 2017 and maintained a stable outlook. In 2017, Standard & Poor's affirmed its issuer credit ratings on each FHLBank and its AA+ ratings on the System's senior debt and also maintained a stable outlook. The ratings closely follow the U.S. sovereign ratings from both agencies.

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

Housing and Community Investment
Our Housing and Community Investment Programs include the Affordable Housing Program and various housing and community economic development-related Advance and grant programs. We fund the Affordable Housing Program with an accrual equal to 10 percent of our previous year's net earnings, mandated by the Financial Institutions Reform, Recovery and Enforcement Act of 1989. See Note 14 of the Notes to Financial Statements for a complete description of the Affordable Housing Program calculation.

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

Our Board of Directors also may allocate funds to voluntary housing programs. In 2017, the Board re-authorized an additional $1.5 million to the Carol M. Peterson Housing Fund for use during the year. These funds are primarily used as grants to pay for accessibility rehabilitation and emergency repairs for special needs and elderly homeowners. In March 2018, the Board re-authorized this fund in the same amount for use in 2018. In 2012, the Board of Directors also established the Disaster Reconstruction Program, a $5 million voluntary housing program that provides grants for purchase or rehabilitation of a home within the Fifth District for residents that have suffered loss or damage to their primary residence as a result of a state or federally declared disaster. Since the program's inception, we have disbursed over $3 million to assist 207 households.

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

▪
Earnings enhancement. The investments portfolio, especially mortgage-backed securities, assists with earning a competitive return on capital, and increasing funding for Housing and Community Investment programs. In addition, liquidity investments help stabilize earnings because they typically earn a relatively stable spread to the cost of debt issued to fund them.

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

A “conventional” mortgage refers to a non-government-guaranteed mortgage. A “conforming” mortgage refers to the maximum amount permissible to be lent as a regular prime (i.e., non-jumbo, non-subprime) mortgage. For 2018, the Finance Agency established the conforming limit at $453,100 with loans originated in a limited number of high-cost cities and counties receiving higher conforming limits. We do not purchase mortgages subject to these higher amounts.

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

Credit Risk - Conventional Mortgage Loans. A unique feature of the MPP is that it separates the various activities and risks associated with residential mortgage lending for conventional loans and allows these risks and activities to be taken on by different entities. We manage the market risk (including interest rate risk and prepayment risk) and liquidity risk. PFIs manage marketing, originating and, in most cases, servicing the loans. PFIs may either retain servicing or sell it to a qualified and approved third-party servicer (also referred to as a PFI). Because PFIs manage and bear most of the credit risk, they do not pay us a guarantee fee to transfer credit risk.

We manage credit risk exposure for conventional loans primarily through underwriting and pool composition requirements and by applying layered credit enhancements. These enhancements, which apply after a homeowner's equity is exhausted, include available primary mortgage insurance, the Lender Risk Account (discussed below), and for loans acquired before February 2011, Supplemental Mortgage Insurance that the PFI purchased from one of our approved third-party providers naming us as the beneficiary. These credit enhancements are designed to protect us against credit losses in scenarios of severe downward movements in housing prices and unfavorable changes in other factors that can affect loan delinquencies and defaults.

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

Bonds may have fixed or adjustable rates of interest. Fixed-rate Bonds are either noncallable or callable. A callable Bond is one that we are able to redeem in whole or in part at our discretion on one or more predetermined call dates according to the Bond's offering notice. The maturity of Bonds typically ranges from one year to 20 years. Adjustable-rate Bonds use LIBOR for interest rate resets. We do not participate in the issuance of range Bonds, zero coupon Bonds, or indexed principal redemption Bonds.

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

Because Obligations have favorable credit ratings and because the FHLBank System is one of the largest sellers of debt in the worldwide capital markets, the System historically has been able to satisfy its liquidity needs through debt issuance across a wide range of structures at relatively favorable spreads to benchmark market interest rates, such as U.S. Treasury securities.

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

▪
We issue shares of capital stock as required for an institution to become a Member or maintain membership, as required for Members to capitalize Mission Asset Activity, and if we pay dividends in the form of additional shares of stock.

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

GAAP capital excludes mandatorily redeemable capital stock, while regulatory capital includes it. Mandatorily redeemable capital stock, which is stock subject to pending redemption, is accounted for as a liability on our Statements of Condition and related dividend payments are accounted for as interest expense. The classification of some capital stock as a liability has no effect on our safety and soundness, liquidity position, market risk exposure, or ability to meet interest payments on our participation in Obligations. Mandatorily redeemable capital stock is fully available to absorb losses until the stock is redeemed or repurchased. See Note 15 of the Notes to Financial Statements for more information about our mandatorily redeemable capital stock.

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

Capital Stock Purchases and Operations of the Capital Plan
The Capital Plan ties the amount of each Member's required capital stock to the amount of the Member's assets and the amount and type of its Mission Asset Activity with us. The former stock is called membership stock; the latter is called activity stock. Membership stock is required to become a Member and maintain membership. The amount required for each Member currently ranges from a minimum of $1 thousand to a maximum of $25 million, with the amount within that range determined as a percentage of Member assets.

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

We have a policy that sets forth a range for the amount of retained earnings we believe is needed to mitigate impairment risk and facilitate dividend stability in light of the risks we face. At December 31, 2017, the minimum retained earnings requirement ranges from $225 million to $425 million, based on mitigating quantifiable risks under very stressed business and market scenarios to a 99 percent confidence level. At the end of 2017, our retained earnings totaled $940 million. We believe the current amount of retained earnings is fully sufficient to protect our capital stock against impairment risk and to provide for dividend stability.

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

For debt issuance, the FHLBank System competes with issuers in the national and global debt markets, including the U.S. government and other GSEs.

Item 1A.    Risk Factors.

The following are the most important risks we currently face. The realization of one or more of the risks could negatively affect our results of operations, financial condition, safety and soundness, and, at the extreme, the viability of our business franchise. The effects could include reductions in Mission Asset Activity, lower earnings and dividends, and, at the extreme, impairment of our capital or an inability to participate in issuances of Consolidated Obligations. The risks identified below are not the only risks we face. Other risks not presently known or which we deem to be currently immaterial may also impact our business. Additionally, the risks identified may adversely affect our business in ways we do not expect or anticipate.

Economy. An economic downturn could lower Mission Asset Activity and profitability.

Member demand for Mission Asset Activity depends in large part on the general health of the economy and overall business conditions. Numerous external factors can affect our Mission Asset Activity and earnings including:

▪	the general state and trends of the economy and financial institutions, especially in the Fifth District;

▪	conditions in the financial, credit, mortgage, and housing markets;

▪	interest rates;

▪	competitive alternatives to our products, such as retail deposits and other sources of wholesale funding;

▪	actions of the Federal Reserve to affect liquidity reserves of financial institutions and the money supply; and

▪	the willingness and ability of financial institutions to expand lending.

A recessionary economy normally lowers the demand for Mission Asset Activity, can decrease profitability, and can cause stockholders to request redemption of a portion of their capital or request withdrawal from membership (both referred to in this document as “request withdrawal of capital”). These unfavorable effects are more likely to occur and be more severe if a weak economy is accompanied by significant changes in interest rates, stresses in the housing market, elevated competitive forces, or actual or potential changes in the legislative and regulatory environment.

The economy has grown at a measured pace in recent years, a major reason for tempered overall demand for Mission Asset Activity. In addition, overall Advance demand has been and continues to be unfavorably affected by the substantial amount of deposit-based liquidity provided to financial institutions through the monetary actions of the Federal Reserve. See the "Competition" risk factor for further discussion.

Competition. The competitive environment for our products could adversely affect business activities, including decreasing the level and utilization rates of Mission Asset Activity, earnings, and capitalization.

We operate in a highly competitive environment. Increased competition could decrease the amount of Mission Asset Activity and narrow profitability on that activity, both of which could cause stockholders to request withdrawals of capital. Historically, our primary competition has been from other wholesale lenders and debt issuers, including other GSEs. A substantial source of competition in the last decade has come from the federal government's actions to stimulate the economy, especially the actions of the Federal Reserve System through its policies of quantitative easing and maintaining very low interest rates. Among other effects, these actions have significantly expanded liquidity and excess reserves available to many Members. If all other factors remain constant, we expect overall, broad-based growth in Advance demand will remain tempered until the government reduces these initiatives by tightening monetary policy and winding down its holdings of U.S. Treasury and mortgage-backed securities. Even if these events take place, we cannot provide assurance regarding the pace or strength of any acceleration in Advance demand.

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

Due to our GSE status, the ultimate resolution to the conservatorship of Fannie Mae and Freddie Mac could affect the FHLBanks. While there appears to be consensus that a permanent financial and political solution to the current conservatorship status should be implemented, which could include maintaining the current structure, no consensus has evolved to date around any of the various legislative proposals. Some policy proposals directed towards Fannie Mae and Freddie Mac have included provisions applicable to the FHLBank System, such as limitations on Advances and portfolio investments, and development of a covered bond market. Other proposals have included broader changes in GSE mortgage finance, such as the FHLBank System being a greater participant in the secondary mortgage market, which could affect the FHLBank System's long-standing business model.

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

In addition to potential GSE reform, the legislative and regulatory environment in which the System operates continues to undergo change driven principally by reforms emanating from the Housing and Economic Reform Act of 2008 (HERA) and the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act). Recently-promulgated and future legislative and regulatory actions, including possible changes in the Dodd-Frank Act, could significantly affect our business model, financial condition, or results of operations.

Furthermore, the overall increase in demand for short-term funding due to the effects of reform in the money markets combined with our growing role as a market liquidity provider for large financial institutions have resulted in heightened regulatory scrutiny.

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

We are exposed to liquidity risk if significant disruptions in the capital markets occur. Although ongoing issues with the federal government's fiscal condition and changes in the regulatory environment that affected the functioning of capital markets existed during 2017, the System has been able to maintain access to the capital markets for debt issuances on acceptable terms. However, there is no assurance this will continue to be the case. Future ability to effectively access the capital markets could be adversely affected by external events (such as general economic and financial instabilities, political instability, wars, and natural disasters), deterioration in the perception of financial market participants about the financial strength of Consolidated Obligations, or downgrades to the System's credit ratings. The System could also be affected by the continued changes in the capital markets in response to financial regulations and by the joint and several liability for Consolidated Obligations, which exposes the System as a whole to events at individual FHLBanks. If access to capital markets were to be impaired for an extended period, the effect on our financial condition and results of operations could be material. At the extreme, the System's ability to achieve its mission and satisfy its financial obligations could be threatened.

Credit and Counterparty Risk. We are exposed to credit risk that, if realized, could materially affect our ability to pay Members a competitive dividend.

We believe we have a de minimis overall amount of residual credit risk exposure related to Credit Services, purchases of investments, and transactions in derivatives, and a minimal amount of credit risk exposure related to the MPP. However, we can make no assurances that credit losses could not materially affect our financial condition or results of operations in all scenarios. An extremely severe and prolonged economic downturn, especially if combined with continued significant disruptions in housing or mortgage markets, could result in credit losses on assets that could impair our financial condition or results of operations.

The FHLB is an asset-based lender for Advances and Letters of Credit. Advances and Letters of Credit are over-collateralized and we have a perfected first lien position on collateral. However, we do not have full information on the characteristics of nor do we estimate current market values on a large portion of collateral. This results in a degree of uncertainty as to the precise amount of over-collateralization.

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

Exposure of earnings to unhedged changes in interest rates and mortgage prepayment speeds is one of our largest ongoing residual risks. We derive most of our income from the interest earned on assets less the interest paid on Consolidated Obligations and deposits used to fund the assets. We hedge mortgage assets with a combination of Consolidated Obligations and derivatives transactions. Interest rate movements can lower profitability in two ways: 1) directly due to their impact on earnings from cash flow mismatches between assets and liabilities; and 2) indirectly via their impact on prepayment speeds, which can unfavorably affect the cash flow mismatches. The effects on income can also include acceleration in the amortization of purchased premiums on mortgage assets.

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

In some extremely stressful scenarios, changes in interest rates and prepayment speeds could result in dividends being below stockholders' expectations for an extended period of time and/or market capitalization ratios falling below par which could indicate potential impairment of Member stock. In such a situation, Members could engage in less Mission Asset Activity and could request a withdrawal of capital. See Item 7's "Quantitative and Qualitative Disclosures About Risk Management" for additional information about market risk exposure.

Asset Profitability. Spreads on assets to funding costs may narrow because of changes in other risk factors such as the economy, interest rates, and competition, resulting in lower profitability.

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

To ensure safe and sound operations, we must hold a minimum amount of capital relative to our asset levels. We must also hold a sufficient amount of retained earnings to help protect Members' capital stock investment against impairment risk. If our capital levels fall significantly, we may be unable to pay dividends or redeem and repurchase capital stock in a timely manner (or at all). Such events could adversely affect the value of membership including causing impairment in the value of Members' capital investment in our company. Outcomes could be reduced demand for Mission Asset Activity, decreased profitability, requests from Members to redeem a portion of their capital or to withdraw from membership, or increased investors' perception of the riskiness of our FHLB.

Business Concentration and Consolidation and Composition of the Financial Industry. Sharp reductions in Mission Asset Activity resulting from lower usage by large Members, consolidation of large Members, or continued shift in mortgage lending activities towards entities not eligible for FHLB membership could adversely impact our net income and dividends.

The amount of Mission Asset Activity and capital is concentrated among a small number of large Members. The financial industry continues to consolidate and the market share of mortgage financing has shown a systemic trend towards financial institutions that are currently ineligible for FHLB membership. However, the legislative and regulatory environment faced by the FHLBanks has not kept pace in recent years with adapting to this trend. Our Members could decrease their Mission Asset Activity and the amount of their capital stock as a result of merger and acquisition activity or continued loss of market share to ineligible Members. At December 31, 2017, one Member, JPMorgan Chase Bank, N.A., held over 30 percent of our Advances and one Member PFI, Union Savings Bank, accounted for over 30 percent of the outstanding MPP principal balance. Our business model is structured to be able to absorb sharp changes in Mission Asset Activity because we can undertake commensurate reductions in liability balances and capital and because of our relatively modest operating expenses. However, an extremely large and sustained reduction in Mission Asset Activity could affect our profitability and ability to pay competitive dividends, as well as, at the FHLBank System level, raise policy questions about the relevance of the FHLBank System in its traditional mission of supporting housing finance.

LIBOR Replacement. Replacement of the LIBOR benchmark interest rate could adversely affect our business, financial condition, and results of operations.

The United Kingdom's Financial Conduct Authority (FCA), which has regulated LIBOR since April 2013, has made significant improvements to the index since LIBOR began to face scrutiny in 2009. However, the LIBOR index is now expected to be phased out after 2021. The Federal Reserve Bank of New York convened the Alternative Reference Rates Committee (ARRC) to 1) develop a robust alternative to U.S. dollar LIBOR and 2) develop a plan to encourage its use in derivatives and other transactions as appropriate. The ARRC settled on the establishment of the Secured Overnight Financing Rate (SOFR), which is based on a broad segment of the overnight Treasuries repurchase market. We are in the central stages of developing plans to transition away from the LIBOR index. Many of our assets and liabilities are indexed to LIBOR. We are not able to predict whether LIBOR will cease to be available after 2021, whether an alternative rate will become a market benchmark rate in place of LIBOR, or what the impact of such a transition may be on our business, financial condition, and results of operations.

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

Exposure to the Office of Finance. Failures of the Office of Finance could disrupt the ability to conduct and manage our business.

The Office of Finance is a joint office of the FHLBanks established to facilitate the issuance and servicing of Consolidated Obligations, among other things. Pursuant to Finance Agency regulations, the Office of Finance, often in conjunction with the FHLBanks, has adopted policies and procedures for the purposes of facilitating and approving the issuance of Consolidation Obligations. A failure or interruption of the Office of Finance's services as a result of breaches, cyberattacks, or technological risks could disrupt each FHLBank's access to these funds, which could also harm the System's debt franchise. Although the Office of Finance has a business continuity plan in place, our business operations could be constrained, disrupted or otherwise negatively affected if the Office of Finance was not able to perform its functions for a period of time.

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

We rely heavily on internal and third-party information systems and other technology to manage our business. Our operations rely on the secure processing, storage and transmission of confidential and other information in computer systems and networks. Computer systems, software and networks can be vulnerable to failures and interruptions including cyberattacks, which may include breaches, unauthorized access, misuse, computer viruses or other malicious code and other events against information owned by our company and customers. These failures and interruptions could jeopardize the confidentiality or integrity of information, or otherwise cause interruptions or malfunctions in operations.

We can make no assurance that we will be able to prevent, timely and adequately address, or mitigate failures, interruptions, or cyberattacks in information systems and other technology. If we experience a failure, interruption, or cyberattack in any of these systems, we may be unable to effectively conduct or manage business activities, operating processes, and risk management, which could significantly harm customer relations, our reputation, and operating costs, potentially resulting in material adverse effects on our financial condition and results of operations.

Personnel Risk. Our financial condition and results of operations could suffer if we are unable to hire and retain skilled key personnel.

The success of our mission depends, in large part, on the ability to attract and retain key personnel. Competition for qualified people or ineffective succession planning could affect the ability to hire or retain effective key personnel, thereby harming our financial condition and results of operations.

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

By law our stock is not publicly traded, and only our Members (and former Members with a withdrawal notice pending) may own our stock. The par value of our capital stock is $100 per share. As of December 31, 2017, we had 660 stockholders and approximately 42 million shares of capital stock outstanding, all of which were Class B Stock.

We paid quarterly dividends in 2017 and 2016 as outlined in the table below.

(Dollars in millions)
	2017				2016
		Annualized				Annualized
Quarter	Amount	Rate	Form	Quarter	Amount	Rate	Form
First	$47	4.50%	Cash	First	$44	4.00%	Cash
Second	49	4.75	Cash	Second	43	4.00	Cash
Third	54	5.25	Cash	Third	42	4.00	Cash
Fourth	58	5.50	Cash	Fourth	42	4.00	Cash
Total	$208	5.00		Total	$171	4.00

Generally, the Board of Directors has discretion to declare or not declare dividends and to determine the rate of any dividend declared. Our policy states that dividends for a quarter are declared and paid from retained earnings after the close of a calendar quarter and are based on average stock balances for the then closed quarter. The Board of Directors' decision to declare dividends is influenced by the financial condition, overall financial performance and retained earnings of the FHLB, and actual and anticipated developments in the overall economic and financial environment including interest rates and the mortgage and credit markets. The dividend rate is generally referenced as a spread to average short-term interest rates experienced during the quarter to help assess a competitive level for our stockholders.

A Finance Agency rule prohibits us from issuing new excess capital stock to Members, either by paying stock dividends or otherwise, if before or after the issuance the amount of Member excess capital stock exceeds or would exceed one percent of the FHLB's assets. Excess capital stock for this regulatory purpose is calculated as the aggregate of capital stock owned that is in excess of all membership and Mission Asset Activity requirements (as defined in our Capital Plan). At December 31, 2017, we had excess capital stock outstanding totaling less than one percent of total assets.

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

RECENT SALES OF UNREGISTERED SECURITIES

From time to time, we provide Letters of Credit in the ordinary course of business to support Members' obligations issued in support of unaffiliated, third-party offerings of notes, bonds or other securities. We provided $12 million, $60 million, and $17 million of such credit support during 2017, 2016, and 2015. To the extent that these Letters of Credit are securities for purposes of the Securities Act of 1933, their issuance is exempt from registration pursuant to section 3(a)(2) thereof.

Item 6.	Selected Financial Data.

The following table presents selected Statement of Condition data, Statement of Income data and financial ratios for the five years ended December 31, 2017.

	Year Ended December 31,
(Dollars in millions)	2017	2016	2015	2014	2013
STATEMENT OF CONDITION DATA AT PERIOD END:
Total assets	$106,895	$104,635	$118,756	$106,607	$103,137
Advances	69,918	69,882	73,292	70,406	65,270
Mortgage loans held for portfolio	9,682	9,150	7,954	6,956	6,782
Allowance for credit losses on mortgage loans	1	1	2	5	7
Investments (1)	27,058	25,334	37,356	26,007	22,364
Consolidated Obligations, net:
Discount Notes	46,211	44,690	77,199	41,232	38,210
Bonds	54,163	53,191	35,092	59,217	58,163
Total Consolidated Obligations, net	100,374	97,881	112,291	100,449	96,373
Mandatorily redeemable capital stock	30	35	38	63	116
Capital:
Capital stock - putable	4,241	4,157	4,429	4,267	4,698
Retained earnings	940	834	737	656	578
Accumulated other comprehensive loss	(16)	(13)	(13)	(17)	(9)
Total capital	5,165	4,978	5,153	4,906	5,267
STATEMENT OF INCOME DATA:
Net interest income	$429	$363	$327	$327	$307
Provision (reversal) for credit losses	—	—	—	—	(7)
Non-interest (loss) income	(1)	46	30	23	20
Non-interest expense	79	111	75	68	64
Affordable Housing Program assessments	35	30	28	28	30
Net income	$314	$268	$254	$254	$240
FINANCIAL RATIOS:
Dividend payout ratio (2)	66.3%	63.9%	67.7%	69.5%	74.2%
Weighted average dividend rate (3)	5.00	4.00	4.00	4.00	4.18
Return on average equity	6.15	5.35	5.04	5.16	4.72
Return on average assets	0.31	0.25	0.24	0.25	0.26
Net interest margin (4)	0.42	0.35	0.31	0.32	0.33
Average equity to average assets	5.00	4.76	4.78	4.86	5.43
Regulatory capital ratio (5)	4.88	4.80	4.38	4.68	5.23
Operating expenses to average assets (6)	0.063	0.064	0.058	0.054	0.055

(1)
Investments include interest bearing deposits in banks, securities purchased under agreements to resell, Federal funds sold, trading securities, available-for-sale securities, and held-to-maturity securities.

(2)	Dividend payout ratio is dividends declared in the period as a percentage of net income.

(3)	Weighted average dividend rates are dividends paid divided by the average number of shares of capital stock eligible for dividends.

(4)	Net interest margin is net interest income before provision/(reversal) for credit losses as a percentage of average earning assets.

(5)	Regulatory capital ratio is period-end regulatory capital (capital stock, mandatorily redeemable capital stock and retained earnings) as a percentage of period-end total assets.

(6)	Operating expenses comprise compensation and benefits and other operating expenses, which are included in non-interest expense.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

This discussion and analysis by management of the FHLB's financial condition and results of operations should be read in conjunction with the Financial Statements and related Notes to Financial Statements contained in this Form 10-K.

EXECUTIVE OVERVIEW

Financial Condition

Mission Asset Activity
The following table summarizes our financial condition.

	Year Ended December 31,
	Ending Balances		Average Balances
(In millions)	2017	2016	2017	2016
Total Assets	$106,895	$104,635	$101,917	$105,425
Mission Asset Activity:
Advances (principal)	69,978	69,907	67,683	69,214
Mortgage Purchase Program (MPP):
Mortgage loans held for portfolio (principal)	9,454	8,926	9,224	8,323
Mandatory Delivery Contracts (notional)	219	441	293	555
Total MPP	9,673	9,367	9,517	8,878
Letters of Credit (notional)	14,691	17,508	16,457	17,035
Total Mission Asset Activity	$94,342	$96,782	$93,657	$95,127

In 2017, the FHLB fulfilled its mission by providing a key source of readily available and competitively priced wholesale funding to its Member financial institutions, supporting its commitment to affordable housing and community investment, and paying stockholders a competitive dividend return on their capital investment.

The balance of Mission Asset Activity – which we define as Advances, Letters of Credit, and total MPP (including purchase commitments) – was $94.3 billion at December 31, 2017, a decrease of $2.4 billion (three percent) from year-end 2016, primarily driven by lower Letters of Credit balances. At December 31, 2017, 72 percent of Members held Mission Asset Activity, which was relatively stable compared to prior years.

Based on the most-recently available figures, Members funded an average of 3.3 percent of their assets with Advances. As in recent years, most Members continued to have modest demand for new Advance borrowings.

The MPP principal balance rose $0.5 billion (six percent) from year-end 2016. The slower growth in the MPP compared to 2016 reflected less refinancing activity by homeowners. During 2017, we purchased $1.7 billion of mortgage loans, while principal reductions totaled $1.2 billion.

Based on earnings in 2017, we accrued $35 million for the Affordable Housing Program (AHP) pool of funds to be available to Members in 2018. In addition to the required AHP assessment, we continued our voluntary sponsorship of two other housing programs, which provide resources to pay for accessibility rehabilitation and emergency repairs for special needs and elderly homeowners and to help Members aid their communities following natural disasters.

Investments and Other Assets
The balance of investments at December 31, 2017 was $27.1 billion, an increase of $1.7 billion (seven percent) from year-end 2016. At December 31, 2017, investments included $14.8 billion of mortgage-backed securities and $12.3 billion of other investments, which were mostly short-term instruments held for liquidity. All of our mortgage-backed securities held at December 31, 2017 were issued and guaranteed by Fannie Mae, Freddie Mac or a U.S. agency.

Investments averaged $24.6 billion in 2017, a decrease of $2.8 billion compared to 2016 primarily driven by lower liquidity investments. It is normal for liquidity investments to vary by up to several billion dollars on a daily basis. We maintained a robust amount of asset liquidity throughout 2017 across a variety of liquidity measures as discussed in the "Liquidity Risk" section of "Quantitative and Qualitative Disclosures About Risk Management."

Capital
Capital adequacy remained strong throughout 2017, surpassing all minimum regulatory capital requirements. The GAAP capital-to-assets ratio at December 31, 2017 was 4.83 percent, while the regulatory capital-to-assets ratio was 4.88 percent. Both ratios exceeded the regulatory required minimum of four percent. Regulatory capital includes mandatorily redeemable capital stock accounted for as a liability under GAAP. The amounts of GAAP and regulatory capital increased $187 million and $185 million, respectively, in 2017, due to growth in retained earnings and purchases of capital stock associated with Mission Asset Activity. Retained earnings totaled $940 million at December 31, 2017, an increase of $106 million (13 percent) from year-end 2016.

Results of Operations

Overall Results
The table below summarizes our results of operations.

	Year Ended December 31,
(Dollars in millions)	2017	2016	2015
Net income	$314	$268	$254
Affordable Housing Program assessments	35	30	28
Return on average equity (ROE)	6.15%	5.35%	5.04%
Return on average assets	0.31	0.25	0.24
Weighted average dividend rate	5.00	4.00	4.00
Average 3-month LIBOR	1.26	0.74	0.32
ROE spread to 3-month LIBOR	4.89	4.61	4.72
Dividend rate spread to 3-month LIBOR	3.74	3.26	3.68

Net income in 2017 increased $46 million (17 percent) compared to 2016. The increase was the result of higher net interest income, which was driven primarily by lower net amortization of premiums and discounts related to mortgage assets and Consolidated Obligations, higher net spreads earned on short-term and LIBOR-indexed assets, and higher earnings from capital as short-term interest rates rose.

Earnings levels continued to represent competitive returns on stockholders' capital investment. ROE was significantly higher than short-term rates in the periods presented above, while we maintained risk exposures in line with our appetite for a moderate to low risk profile. The spread between ROE and 3-month LIBOR is a market benchmark we believe Member stockholders use to assess the competitiveness of the return on their capital investment.

In December 2017, we paid stockholders a quarterly 5.50 percent annualized dividend rate on their capital investment in our company. Our dividend rate paid increased 25 to 50 basis points each quarter in 2017 driven in large part by the effects of higher shorter-term interest rates.

We believe that our operations and financial condition will continue to generate steady and competitive profitability, reflecting the combination of a stable business model and operating environment, and a consistent and conservative management of risk. Our business model is structured to be able to absorb sharp changes in Mission Asset Activity because we can undertake commensurate changes in liability balances and capital. Factors that can cause significant periodic earnings volatility currently are changes in spreads between LIBOR and our short-term funding costs, recognition of net amortization, and unrealized fair value adjustments related to the use of derivatives.

Effect of Interest Rate Environment
Trends in market interest rates strongly influence the results of operations and profitability via how they affect Members' demand for Mission Asset Activity, spreads on assets, funding costs and decisions in managing the tradeoffs in our market risk/return profile. The following table presents key market interest rates (obtained from Bloomberg L.P.).

	Year 2017		Year 2016		Year 2015
	Ending	Average	Ending	Average	Ending	Average
Federal funds effective	1.33%	1.00%	0.55%	0.39%	0.20%	0.13%
3-month LIBOR	1.69	1.26	1.00	0.74	0.61	0.32
2-year LIBOR	2.08	1.65	1.45	1.00	1.18	0.88
10-year LIBOR	2.40	2.29	2.34	1.70	2.19	2.18
2-year U.S. Treasury	1.89	1.39	1.19	0.83	1.05	0.67
10-year U.S. Treasury	2.41	2.33	2.45	1.84	2.27	2.13
15-year mortgage current coupon (1)	2.52	2.40	2.49	1.94	2.32	2.13
30-year mortgage current coupon (1)	3.00	3.03	3.14	2.63	3.02	2.88

	Year 2017 by Quarter - Average
	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Federal funds effective	0.70%	0.95%	1.15%	1.20%
3-month LIBOR	1.07	1.20	1.31	1.47
2-year LIBOR	1.56	1.55	1.60	1.90
10-year LIBOR	2.38	2.21	2.20	2.35
2-year U.S. Treasury	1.23	1.29	1.36	1.69
10-year U.S. Treasury	2.44	2.26	2.24	2.37
15-year mortgage current coupon (1)	2.50	2.34	2.30	2.46
30-year mortgage current coupon (1)	3.18	3.00	2.94	3.01

(1)	Simple average of current coupon rates of Fannie Mae and Freddie Mac par mortgage-backed security indications.

Results of operations continued to benefit from a lack of sharp changes in interest rates, especially significant upward movements.

During 2017, the target overnight Federal funds increased from a 0.50 to 0.75 percent range to a 1.25 to 1.50 percent range. In addition, increases in short-term rates during 2017 improved income because we have a substantial amount of assets that reprice to current interest rates quicker than the debt funding those assets.

Average long-term rates were approximately 0.50 percentage points higher in 2017 compared to 2016. The increase contributed to a slowdown of activity in the mortgage market and led to a decline in the volume of mortgage loan purchases. However, the impact of fewer purchases was offset by a slower pace of portfolio paydowns.

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

Strategic/Business Risk
Advances: Our business is cyclical and Mission Asset Activity normally grows slowly or stabilizes in periods of moderate macro-economic growth, when financial institutions have ample liquidity, or when there is significant growth in the money supply. Since the end of the last recession in 2009, measured economic growth has resulted in relatively slow growth in consumer, mortgage and commercial loans across the broad membership both in absolute terms and relative to deposit growth.

Other factors continuing to constrain widespread demand for Advances are the low levels of interest rates and little deviation in Advance rates versus deposit rates, and the Federal Reserve's ongoing actions to provide an extraordinary amount of deposit-based liquidity to attempt to stimulate economic growth.

In the last several years, the percentage of assets that Members funded with Advances showed little variation, in the range of three to four percent. The relative balance between loan and deposit fluctuations can provide an indication of potential Member Advance demand. From September 30, 2016 to September 30, 2017 (the most recent period for which data are available), aggregate loan portfolios of Fifth District depository institutions grew $76.0 billion (5.1 percent) while their aggregate deposit balances rose $111.6 billion (4.8 percent). Most of the loan and deposit growth in this period occurred from our largest Members, which is consistent with the concentration of nationwide financial activity. We may see a broad-based increase in Advance demand if one or more of the following occur: aggregate loan portfolios of our Members grow quicker than aggregate deposits, the economy experiences a sustained growth trend, interest rates continue to increase over time, or changes in Federal Reserve policy reduce other sources of liquidity available to Members.

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

Regulatory and Legislative Risk
General: The FHLBank System is subject to legislative and regulatory oversight. Legislative and regulatory actions applicable, directly or indirectly, to the FHLBank System in the last decade have increased uncertainty regarding the business model and membership base under which the FHLBanks may operate in the future. This is due primarily to the uncertainty around potential future GSE reform, which shows no signs of resolution, and the evolution of mortgage financing moving towards financial institutions currently not eligible for FHLBank membership. See Item 1A's "Risk Factors" for more discussion. We cannot predict the ultimate outcome of GSE reform and whether our membership base will be legislatively and regulatorily permitted to evolve in concert with the housing finance market.

LIBOR Replacement: In July 2017, the United Kingdom’s Financial Conduct Authority, a regulator of financial services firms and financial markets in the U.K., stated that they will plan for a phase out of regulatory oversight of LIBOR interest rate indices. The Financial Conduct Authority has indicated they will support the LIBOR indices through 2021 to allow for an orderly transition to an alternative reference rate(s). Other financial services regulators and industry groups are evaluating the planned phase-out of LIBOR and the development of alternate interest rate indices or reference rate(s). While it is unclear as to what the overall financial impact of these developments will be, many of our assets and liabilities are indexed to LIBOR, so we will continue to monitor any alternative reference rate proposals as they are developed. See Item 1A's "Risk Factors" for more discussion.

Market Risk
During 2017, as in 2016, the market risk exposure to changing interest rates was moderate overall and well within policy limits. We believe that profitability would not become uncompetitive unless interest rates were to change quickly and significantly. We believe such a stress scenario is very unlikely to occur in the foreseeable future.

Capital Adequacy
We believe Members place a high value on their capital investment in our company. Capital ratios at December 31, 2017, and all throughout the year, exceeded the regulatory required minimum of four percent. We believe the amount of retained earnings is sufficient to protect against Members' impairment risk of their capital stock investment in the FHLB and to provide the opportunity to stabilize or augment future dividends. Our capital policies and Capital Plan also have safeguards to ensure we meet regulatory and prudential capital requirements.

Credit Risk
In 2017, we continued to experience a de minimis level of overall residual credit risk exposure from our Credit Services, investments, and derivative transactions. We believe policies and procedures related to credit underwriting, Advance collateral management, and transactions with investment and derivative counterparties continue to fully mitigate these risks. We have never experienced any credit losses, and we continue to have no loan loss reserves or impairment recorded for these instruments. Residual credit risk exposure in the mortgage loan portfolio was minimal. The allowance for credit losses in the MPP was stable during the year and was $1 million at December 31, 2017.

Liquidity Risk
Our liquidity position remained strong during 2017, as did our overall ability to fund operations through the issuance of Consolidated Obligations at acceptable interest costs. Investor demand for FHLBank System debt continued to be robust. There were no substantive stresses on market access or liquidity from external market and political events. Additionally, the FHLBanks have expanded their role as a market liquidity provider in recent years driven in part by demand from large banks to help satisfy their Liquidity Coverage Ratio (LCR) regulatory requirement. The System's expanded role as a market liquidity provider may require us to hold more liquidity. A key component of the System's role is helping members liquefy mortgage assets by pledging them to FHLBanks as collateral for longer-term Advances and using the proceeds to purchase High Quality Liquid Assets, which benefits the LCR. Furthermore, demand for short-term funding has increased more recently due to the effects of the SEC's money market reforms, which have caused investors and fund managers to shift from prime money funds to government money funds. Although we can make no assurances, we believe there is only a remote possibility of a liquidity or funding crisis in the System that could impair our ability to participate, on a cost-effective basis, in issuances of new debt, service outstanding debt, maintain adequate capital levels, or pay competitive dividends.

ANALYSIS OF FINANCIAL CONDITION

Mission Asset Activity

Mission Assets are the primary means by which we fulfill our mission with direct connections to Members. We regularly monitor our balance sheet concentration of Mission Asset Activity. In 2017, our Primary Mission Asset ratio, which measures the sum of average Advances and mortgage loans as a percentage of average Consolidated Obligations, was 81 percent, well above the Finance Agency preferred ratio of 70 percent. In assessing overall mission achievement, we also consider supplemental sources of Mission Asset Activity, the most significant of which is Letters of Credit issued to Members.

Credit Services

Credit Activity and Advance Composition
The tables below show trends in Advance balances by major programs and in the notional amount of Letters of Credit.

(Dollars in millions)	December 31, 2017		December 31, 2016
	Balance	Percent(1)	Balance	Percent(1)
Adjustable/Variable Rate-Indexed:
LIBOR	$32,420	47%	$44,289	64%
Other	941	1	918	1
Total	33,361	48	45,207	65
Fixed-Rate:
Repurchase based (REPO)	19,890	28	10,786	15
Regular Fixed-Rate	11,191	16	9,618	14
Putable (2)	280	—	565	1
Amortizing/Mortgage Matched	2,776	4	2,596	4
Other	2,479	4	1,135	1
Total	36,616	52	24,700	35
Other Advances	1	—	—	—
Total Advances Principal	$69,978	100%	$69,907	100%

Letters of Credit (notional)	$14,691		$17,508

(Dollars in millions)	December 31, 2017		September 30, 2017		June 30, 2017		March 31, 2017
	Balance	Percent(1)	Balance	Percent(1)	Balance	Percent(1)	Balance	Percent(1)
Adjustable/Variable-Rate Indexed:
LIBOR	$32,420	47%	$35,567	53%	$38,061	53%	$40,319	66%
Other	941	1	896	1	643	1	442	—
Total	33,361	48	36,463	54	38,704	54	40,761	66
Fixed-Rate:
Repurchase based (REPO)	19,890	28	13,753	20	16,857	24	6,982	12
Regular Fixed-Rate	11,191	16	11,246	17	10,610	15	9,587	16
Putable (2)	280	—	358	—	429	1	493	1
Amortizing/Mortgage Matched	2,776	4	2,716	4	2,698	4	2,656	4
Other	2,479	4	3,439	5	1,814	2	841	1
Total	36,616	52	31,512	46	32,408	46	20,559	34
Other Advances	1	—	—	—	—	—	—	—
Total Advances Principal	$69,978	100%	$67,975	100%	$71,112	100%	$61,320	100%

Letters of Credit (notional)	$14,691		$16,796		$17,175		$17,411

(1)	As a percentage of total Advances principal.

(2)	Excludes Putable Advances where the related put options have expired. These Advances are classified based on their current terms.

Advance balances at the end of 2017 were similar to year-end 2016. As shown in the tables above, REPOs tend to be our most volatile Advance product because a majority of them have overnight maturities.

Letters of Credit balances at December 31, 2017 decreased by 16 percent compared to the end of 2016. However, average Letters of Credit balances decreased only three percent in 2017. We normally earn fees on Letters of Credit based on the actual average amount of the Letters utilized, which generally is less than the notional amount issued.

Advance Usage
In addition to analyzing Advance balances by dollar trends, we monitor the degree to which Members use Advances to fund their balance sheets. The following table shows the unweighted, average ratio of each Member's Advance balance to its most-recently available figures for total assets.

	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016
Average Advances-to-Assets for Members
Assets less than $1.0 billion (575 Members)	3.04%	3.11%	3.00%	2.87%	3.07%
Assets over $1.0 billion (85 Members)	4.95	4.73	4.90	4.03	3.87
All Members	3.28	3.31	3.23	3.01	3.17

The Advance usage ratio across all Members was slightly higher at the end of 2017 compared to year-end 2016, driven by increased demand in Advances from a few large-asset Members.

The following table shows Advance usage of Members by charter type.

(Dollars in millions)	December 31, 2017		December 31, 2016
	Par Value of Advances	Percent of Total Par Value of Advances	Par Value of Advances	Percent of Total Par Value of Advances
Commercial Banks	$52,899	76%	$53,743	77%
Savings Institutions	7,369	10	6,857	10
Credit Unions	1,293	2	1,191	2
Insurance Companies	8,357	12	8,043	11
Community Development Financial Institutions	1	—	3	—
Total Member Advances	69,919	100	69,837	100
Former Member borrowings	59	—	70	—
Total par value of Advances	$69,978	100%	$69,907	100%

The following tables present principal balances for the five Members with the largest Advance borrowings.

(Dollars in millions)
December 31, 2017			December 31, 2016
Name	Par Value of Advances	Percent of Total Par Value of Advances	Name	Par Value of Advances	Percent of Total Par Value of Advances
JPMorgan Chase Bank, N.A.	$23,950	34%	JPMorgan Chase Bank, N.A.	$32,300	46%
U.S. Bank, N.A.	8,975	13	U.S. Bank, N.A.	8,563	12
Third Federal Savings and Loan Association	3,756	5	Third Federal Savings and Loan Association	3,049	4
The Huntington National Bank	3,732	5	Fifth Third Bank	2,517	4
Fifth Third Bank	3,140	4	The Huntington National Bank	2,433	3
Total of Top 5	$43,553	61%	Total of Top 5	$48,862	69%

Advance concentration ratios are influenced by, and generally similar to, concentration ratios of financial activity among our Fifth District financial institutions. We believe that having large financial institutions that actively use our Mission Asset Activity augments the value of membership to all Members. For example, such activity improves our operating efficiency, increases our earnings and thereby contributions to housing and community investment programs. Over time, this activity may enable us to obtain more favorable funding costs, and helps us maintain competitively priced Mission Asset Activity.

Mortgage Loans Held for Portfolio (Mortgage Purchase Program, or MPP)

The table below shows principal purchases and reductions of loans in the MPP for each of the last two years.

(In millions)	2017	2016
Balance, beginning of year	$8,926	$7,758
Principal purchases	1,747	2,830
Principal reductions	(1,219)	(1,662)
Balance, end of year	$9,454	$8,926

Most of the principal purchases resulted from activity of our two largest sellers who drive program balances. In 2017, 92 Members sold us mortgage loans, with the number of monthly sellers averaging 59. All loans acquired in 2017 were conventional loans.

The following tables show the percentage of principal balances from PFIs supplying five percent or more of total principal and the percentage of principal balances from all other PFIs. As shown in the table below, MPP activity is concentrated amongst a few Members.

(Dollars in millions)	December 31, 2017			December 31, 2016
	Principal	% of Total		Principal	% of Total
Union Savings Bank	$3,247	34%	Union Savings Bank	$2,886	32%
Guardian Savings Bank FSB	933	10	Guardian Savings Bank FSB	855	10
PNC Bank, N.A. (1)	516	5	PNC Bank, N.A. (1)	660	7
All others	4,758	51	All others	4,525	51
Total	$9,454	100%	Total	$8,926	100%
(1)Former Member.

We closely track the refinancing incentives of our mortgage assets (including loans in the MPP and mortgage-backed securities) because the option for homeowners to change their principal payments normally represents the largest portion of our market risk exposure and can affect MPP balances. MPP principal paydowns in 2017 equated to a nine percent annual constant prepayment rate, down from the 15 percent rate for all of 2016 due to an increase in mortgage rates in late 2016 that persisted throughout 2017.

The MPP's composition of balances by loan type, original final maturity, and weighted-average mortgage note rate did not change materially in 2017. The weighted average mortgage note rate fell only 0.04 percentage points in 2017 to end the year at 3.91 percent. MPP yields earned in 2017, after consideration of funding and hedging costs, continued to offer favorable returns relative to their market and credit risk exposure.

Housing and Community Investment

In 2017, we accrued $35 million of earnings for the Affordable Housing Program, which will be awarded to Members in 2018. This amount represents an increase of $5 million from 2016 due to the higher earnings in 2017.

Including funds available in 2017 from previous years, we had $29 million available for the competitive Affordable Housing Program in 2017, which we awarded to 65 projects through a single competitive offering. In addition, we disbursed $10 million to 172 Members on behalf of 2,126 homebuyers through the Welcome Home Program, which assists homebuyers with down payments and closing costs. In total, nearly one-third of Members received approval for funding under the two Affordable Housing Programs.
Additionally, in 2017 our Board committed $1.5 million to the Carol M. Peterson Housing Fund, which helped 218 homeowners, and continued its commitment to the $5 million Disaster Reconstruction Program. Both are voluntary programs beyond the 10 percent of earnings that we are required by law to set aside for the Affordable Housing Program.

Our activities to support affordable housing and economic development also include offering Advances through the Affordable Housing Program, Community Investment Program and Economic Development Program with below-market interest rates at or near funding costs. At the end of 2017, Advance balances under these programs totaled $442 million.

Investments

The table below presents the ending and average balances of the investment portfolio.

(In millions)	2017		2016
	Ending Balance	Average Balance	Ending Balance	Average Balance
Liquidity investments	$12,286	$9,757	$10,818	$12,177
Mortgage-backed securities	14,772	14,710	14,516	15,061
Other investments (1)	—	84	—	144
Total investments	$27,058	$24,551	$25,334	$27,382

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

Our overarching strategy for balances of mortgage-backed securities is to keep holdings as close as possible to the regulatory maximum of three times regulatory capital, subject to the availability of securities that we believe provide acceptable risk/return tradeoffs. The ratio of mortgage-backed securities to regulatory capital was 2.83 at December 31, 2017. The balance of mortgage-backed securities at December 31, 2017 consisted of $12.3 billion of securities issued by Fannie Mae or Freddie Mac (of which $6.3 billion were floating-rate securities), $0.5 billion of floating-rate securities issued by the National Credit Union Administration (NCUA), and $2.0 billion of securities issued by Ginnie Mae (which are primarily fixed rate). We held no private-label mortgage-backed securities.
The table below shows principal purchases, paydowns and sales of our mortgage-backed securities for each of the last two years.

(In millions)	Mortgage-backed Securities Principal
	2017	2016
Balance, beginning of year	$14,487	$15,203
Principal purchases	2,679	3,016
Principal paydowns	(2,420)	(2,925)
Principal sales	—	(807)
Balance, end of year	$14,746	$14,487

Principal paydowns in 2017 equated to a 15 percent annual constant prepayment rate, compared to an 18 percent rate in 2016.

Consolidated Obligations

The table below presents the ending and average balances of our participations in Consolidated Obligations.

(In millions)	2017		2016
	Ending Balance	Average Balance	Ending Balance	Average Balance
Discount Notes:
Par	$46,259	$43,166	$44,711	$49,853
Discount	(48)	(42)	(21)	(18)
Total Discount Notes	46,211	43,124	44,690	49,835
Bonds:
Unswapped fixed-rate	26,710	26,707	25,373	26,495
Unswapped adjustable-rate	20,895	18,500	18,290	14,512
Swapped fixed-rate	6,552	7,131	9,510	7,959
Total par Bonds	54,157	52,338	53,173	48,966
Other items (1)	6	29	18	68
Total Bonds	54,163	52,367	53,191	49,034
Total Consolidated Obligations (2)	$100,374	$95,491	$97,881	$98,869

(1)	Includes unamortized premiums/discounts, fair value option valuation adjustments, hedging and other basis adjustments.

(2)
The 11 FHLBanks have joint and several liability for the par amount of all of the Consolidated Obligations issued on their behalves. The par amount of the outstanding Consolidated Obligations for all of the FHLBanks was (in millions) $1,034,260 and $989,311 at December 31, 2017 and 2016, respectively.

We fund LIBOR-indexed assets with Discount Notes, adjustable-rate Bonds, and swapped fixed-rate Bonds because they give us the ability to effectively match the LIBOR reset periods embedded in these assets. At December 31, 2017, the balance of Discount Notes was higher than at year-end 2016 due to the increase in certain short-term Advances and liquidity investments at the end of the year. However, the average balance of Discount Notes was lower in 2017 primarily due to continuing to shift the composition of shorter-term funding away from Discount Notes towards unswapped adjustable-rate LIBOR Bonds, which normally have longer maturities than Discount Notes. The intent is to lower exposure to unforeseen liquidity risk and compression in spreads between LIBOR and Discount Notes. This change in funding composition also reduced the income benefits associated with the elevated spreads experienced in 2017 (compared to historical averages) between LIBOR-indexed assets and interest paid on Discount Notes.

The composition of unswapped fixed-rate Bonds, which typically have initial maturities greater than one year, was relatively stable in 2017 compared to 2016. The following table shows the allocation on December 31, 2017 of unswapped fixed-rate Bonds according to their final remaining maturity and next call date (for callable Bonds). We believe that the allocations of Bonds among these classifications provide effective mitigation of market risk exposure to both higher and lower interest rates.

(In millions)	Year of Maturity			Year of Next Call
	Callable	Noncallable	Total	Callable
Due in 1 year or less	$615	$3,546	$4,161	$6,585
Due after 1 year through 2 years	704	4,579	5,283	232
Due after 2 years through 3 years	1,036	3,489	4,525	36
Due after 3 years through 4 years	1,629	2,588	4,217	—
Due after 4 years through 5 years	357	1,824	2,181	—
Thereafter	2,512	3,831	6,343	—
Total	$6,853	$19,857	$26,710	$6,853

Deposits

Total deposits with us are normally a relatively minor source of low-cost funding. Total interest bearing deposits at December 31, 2017 were $0.6 billion, a decrease of $0.1 billion from year-end 2016. The average balance of total interest bearing deposits in 2017 was $0.7 billion, a decrease of $0.1 billion from the average balance during 2016.

Derivatives Hedging Activity and Liquidity

Our use of derivatives is discussed in the "Effect of the Use of Derivatives on Net Interest Income" section in "Results of Operations." Liquidity is discussed in the "Liquidity Risk" section in “Quantitative and Qualitative Disclosures About Risk Management.”

Capital Resources

The following tables present capital amounts and capital-to-assets ratios, on both a GAAP and regulatory basis.

	Year Ended December 31,
(In millions)	2017		2016
	Period End	Average	Period End	Average
GAAP and Regulatory Capital
GAAP Capital Stock	$4,241	$4,183	$4,157	$4,214
Mandatorily Redeemable Capital Stock	30	46	35	88
Regulatory Capital Stock	4,271	4,229	4,192	4,302
Retained Earnings	940	928	834	813
Regulatory Capital	$5,211	$5,157	$5,026	$5,115

	2017		2016
	Period End	Average	Period End	Average
GAAP and Regulatory Capital-to-Assets Ratio
GAAP	4.83%	5.00%	4.76%	4.76%
Regulatory (1)	4.88	5.06	4.80	4.85

(1)	At all times, the FHLBanks must maintain at least a four percent minimum regulatory capital-to-assets ratio.

We consider the regulatory ratio to be a better representation of financial leverage than the GAAP ratio because, although the GAAP ratio treats mandatorily redeemable capital stock as a liability, it protects investors in our debt in the same manner as GAAP capital stock and retained earnings.

The following table presents the sources of change in regulatory capital stock balances in 2017 and 2016.

(In millions)	2017	2016
Regulatory stock balance at beginning of year	$4,192	$4,467
Stock purchases:
Membership stock	13	34
Activity stock	341	58
Stock repurchases/redemptions:
Redemption of Member excess	(259)	(285)
Withdrawals	(16)	(82)
Regulatory stock balance at the end of the year	$4,271	$4,192

The table below shows the amount of excess capital stock.

(In millions)	December 31, 2017	December 31, 2016
Excess capital stock (Capital Plan definition)	$391	$347
Cooperative utilization of capital stock	$585	$525
Mission Asset Activity capitalized with cooperative capital stock	$14,620	$13,133

A portion of capital stock is excess, meaning it is not required as a condition to being a Member and not required to capitalize Mission Asset Activity. Excess capital stock provides a base of capital to manage financial leverage at prudent levels, augments loss protections for bondholders, and capitalizes a portion of growth in Mission Assets. The amount of excess capital stock, as defined by our Capital Plan, was $391 million at December 31, 2017. We could repurchase all excess stock on a timely basis and continue to meet our regulatory and prudential capital requirements.

See the "Capital Adequacy" section in “Quantitative and Qualitative Disclosures About Risk Management” for discussion of our retained earnings.

Membership and Stockholders

In 2017, we added 10 new Member stockholders and lost 37 Members, ending the year at 660 Member stockholders. The 37 Members lost included 19 Members that merged with other Fifth District Members, six that merged out of the District, one that withdrew from membership, and 11 captive insurance companies that were no longer eligible for membership effective February 2017 based on the Finance Agency’s 2016 final rule on membership requirements. The subsequent loss of the captive insurance company Members did not significantly affect our financial condition or results of operations.

In 2017, there were no material changes in the allocation of membership by state, charter type, or asset size. At the end of 2017, the composition of membership by state was Ohio with 302, Kentucky with 184, and Tennessee with 174.

The following table provides the number of Member stockholders by charter type.

	December 31,
	2017	2016
Commercial Banks	385	402
Savings Institutions	92	96
Credit Unions	132	130
Insurance Companies	46	55
Community Development Financial Institutions	5	4
Total	660	687

The following table provides the ownership of capital stock by charter type.

(In millions)	December 31,
	2017	2016
Commercial Banks	$3,232	$3,224
Savings Institutions	416	391
Credit Unions	169	141
Insurance Companies	423	400
Community Development Financial Institutions	1	1
Total GAAP Capital Stock	4,241	4,157
Mandatorily Redeemable Capital Stock	30	35
Total Regulatory Capital Stock	$4,271	$4,192

Credit union Members hold relatively less stock than their membership proportion because they tend to be smaller than the average Member and borrow less. Insurance company Members hold relatively more stock than their membership proportion because they tend to be larger than the average Member and borrow more.

The following table provides a summary of Member stockholders by asset size.

	December 31,
Member Asset Size (1)	2017	2016
Up to $100 million	171	172
> $100 up to $500 million	338	359
> $500 million up to $1 billion	66	71
> $1 billion	85	85
Total Member Stockholders	660	687

(1)	The December 31 membership composition reflects Members' assets as of the most-recently available figures for total assets.

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

(Dollars in millions)	2017		2016		2015
	Amount	ROE (1)	Amount	ROE (1)	Amount	ROE (1)
Net interest income	$429	8.42%	$363	7.24%	$327	6.50%
Provision for credit losses	—	0.01	—	—	—	—
Net interest income after provision for credit losses	429	8.41	363	7.24	327	6.50
Non-interest income:
Net realized gains from sale of held-to-maturity securities	—	—	39	0.77	—	—
Net (losses) gains on derivatives and hedging activities	(24)	(0.48)	(47)	(0.95)	13	0.26
Net gains on financial instruments held under fair value option	10	0.20	40	0.81	1	0.02
Other non-interest income, net	13	0.25	14	0.29	16	0.31
Total non-interest (loss) income	(1)	(0.03)	46	0.92	30	0.59
Total income	428	8.38	409	8.16	357	7.09
Non-interest expense	79	1.54	111	2.21	75	1.50
Affordable Housing Program assessments	35	0.69	30	0.60	28	0.55
Net income	$314	6.15%	$268	5.35%	$254	5.04%

(1)	The ROE amounts have been computed using dollars in thousands. Accordingly, recalculations based upon the disclosed amounts in millions may produce nominally different results.

Net Interest Income
The largest component of net income is net interest income. Our principal goal in managing net interest income is to balance the trade-offs between maintaining a moderate market risk profile and ensuring profitability remains competitive. Effective risk/return management requires us to focus principally on the relationships among assets and liabilities that affect net interest income, rather than individual balance sheet and income statement accounts in isolation.

Our ROE normally is lower than that of many other financial institutions because of the cooperative wholesale business model that results in narrow spreads to funding costs on our assets, the moderate overall risk profile, and the strategic objective to have a positive correlation of earnings to short-term interest rates.

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

(Dollars in millions)	2017		2016		2015
	Amount	% of Earning Assets	Amount	% of Earning Assets	Amount	% of Earning Assets
Components of net interest rate spread:
Net (amortization)/accretion (1) (2)	$(20)	(0.02)%	$(54)	(0.05)%	$(24)	(0.02)%
Prepayment fees on Advances, net (2)	1	—	10	0.01	3	—
Other components of net interest rate spread	382	0.38	360	0.34	314	0.30
Total net interest rate spread	363	0.36	316	0.30	293	0.28
Earnings from funding assets with interest-free capital	66	0.06	47	0.05	34	0.03
Total net interest income/net interest margin (3)	$429	0.42%	$363	0.35%	$327	0.31%

(1)	Includes (amortization)/accretion of premiums/discounts on mortgage assets and Consolidated Obligations and deferred transaction costs (concession fees) for Consolidated Obligations.

(2)	These components of net interest rate spread have been segregated to display their relative impact.

(3)	Net interest margin is net interest income before provision/(reversal) for credit losses as a percentage of average total interest earning assets.

Net Amortization/Accretion: Net amortization/accretion (generally referred to as "amortization") includes monthly recognition of premiums and discounts paid on purchases of mortgage assets, premiums, discounts and concessions paid on Consolidated Obligations and other hedging basis adjustments. Periodic amortization adjustments do not necessarily indicate a trend in economic return over the entire life of mortgage assets, although it is one component of lifetime economic returns.

Amortization decreased in 2017 compared to 2016 primarily due to lower amortization of issuance costs (concession fees) on Consolidated Obligations and lower amortization of purchased mortgage premiums. Concession fee amortization was higher in 2016 because of the decision to call certain Bonds as rates fell in 2016. Amortization of purchased mortgage premiums was lower in 2017 as a result of slower prepayments (actual and projected, as applicable) given the higher mortgage rates in 2017. Amortization was higher in 2016 compared to 2015 primarily because of an acceleration in prepayments speeds as long-term interest rates generally declined in 2016.

Prepayment Fees on Advances: Fees for Members' early repayment of certain Advances are designed to make us economically indifferent to whether Members hold Advances to maturity or repay them before maturity. Although Advance prepayment fees can be and have been significant in the past, they were minimal in 2017 and 2015, reflecting a low amount of Member prepayments of Advances. Advance prepayment fees were higher in 2016 due to the prepayment of Advances related to an in-district merger in the third quarter of 2016.

Other Components of Net Interest Rate Spread: Excluding net amortization and prepayment fees, the total other components of net interest rate spread increased $22 million in 2017 compared to 2016, compared to an increase of $46 million in 2016 over 2015. The following factors primarily accounted for the net increase.

2017 Versus 2016

▪
Higher spreads on short-term and LIBOR-indexed Advances-Favorable: Wider spreads on outstanding short-term and LIBOR-indexed Advances relative to funding costs on Discount Notes and adjustable-rate Bonds increased net interest income by an estimated $44 million. This increase in net interest income was partially offset by earnings reductions in other non-interest income related to derivatives and hedging activities. The wider spreads were due to Advances repricing quicker than the debt funding them and regulatory requirements for the money market industry, which became effective in October 2016. These requirements have raised investor demand for short-term government and GSE debt compared to prime institutional funds, improving the pricing advantage for our funding. This factor was partially offset by a decrease in the amount of LIBOR-indexed assets funded by lower-cost Discount Notes.

▪	Growth in MPP balances-Favorable: A $0.9 billion higher average balance of MPP loans increased net interest income by an estimated $13 million.

▪
Higher spreads on liquidity investments-Favorable: Higher spreads earned on liquidity investments increased net interest income by an estimated $7 million. These spreads widened primarily due to liquidity investments repricing to higher rates quicker than the debt funding them and due to the improved pricing advantage for our funding given the money market reform discussed above.

▪
Lower spreads on mortgage assets-Unfavorable: Lower spreads earned on MPP loans and mortgage-backed securities decreased net interest income by an estimated $38 million. The decline was driven by actions taken to reduce market risk exposure, and by continued paydowns of higher-yielding mortgage assets and low-cost debt. These negative factors were partially offset by an increase in spreads from additional utilization of hedging with derivatives (swaptions) and the decision to call and replace certain debt at lower rates throughout the first three quarters of 2016.

▪	Lower Advance balances-Unfavorable: The $1.6 billion decline in average Advance balances decreased net interest income by an estimated $4 million.

2016 Versus 2015

▪	Funding of LIBOR-indexed assets-Favorable: Net interest income on LIBOR-indexed assets increased by an estimated $25 million primarily for the same reasons discussed above.

▪	Growth in MPP Balances-Favorable: A $1.0 billion higher average balance of MPP loans increased net interest income by an estimated $12 million.

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

Earnings from Capital: Earnings from funding assets with interest-free capital increased $19 million and $13 million in 2017 and 2016, respectively, due to higher short-term interest rates.

Average Balance Sheet and Rates
The following tables provide average balances and rates for major balance sheet accounts, which determine the changes in the net interest rate spread. All data include the impact of interest rate swaps, which we allocate to each asset and liability category according to their designated hedging relationship.

(Dollars in millions)	2017			2016			2015
	Average Balance	Interest	Average Rate (1)	Average Balance	Interest	Average Rate (1)	Average Balance	Interest	Average Rate (1)
Assets
Advances	$67,656	$905	1.34%	$69,282	$587	0.85%	$70,458	$369	0.52%
Mortgage loans held for portfolio (2)	9,447	297	3.14	8,541	261	3.06	7,581	251	3.32
Federal funds sold and securities purchased under resale agreements	9,184	94	1.02	11,218	44	0.39	11,493	14	0.12
Interest-bearing deposits in banks (3) (4) (5)	624	6	1.03	1,071	6	0.57	1,141	2	0.20
Mortgage-backed securities	14,710	306	2.08	15,061	325	2.16	14,664	326	2.22
Other investments (4)	33	—	0.83	32	—	0.44	41	—	0.11
Loans to other FHLBanks	—	—	—	3	—	0.41	—	—	—
Total interest-earning assets	101,654	1,608	1.58	105,208	1,223	1.16	105,378	962	0.92
Less: allowance for credit losses on mortgage loans	1			1			2
Other assets	264			218			163
Total assets	$101,917			$105,425			$105,539
Liabilities and Capital
Term deposits	$76	1	0.72	$100	—	0.35	$132	—	0.20
Other interest bearing deposits (5)	621	4	0.68	734	1	0.13	704	—	0.01
Discount Notes	43,124	385	0.89	49,835	174	0.35	52,706	65	0.12
Unswapped fixed-rate Bonds	26,768	527	1.97	26,549	532	2.00	26,425	528	2.00
Unswapped adjustable-rate Bonds	18,500	185	1.00	14,512	84	0.58	13,385	21	0.15
Swapped Bonds	7,099	75	1.05	7,973	66	0.83	6,504	19	0.29
Mandatorily redeemable capital stock	46	2	5.42	88	3	4.01	61	2	4.00
Other borrowings	1	—	1.17	—	—	0.37	—	—	—
Total interest-bearing liabilities	96,235	1,179	1.22	99,791	860	0.86	99,917	635	0.64
Non-interest bearing deposits	2			1			—
Other liabilities	582			618			578
Total capital	5,098			5,015			5,044
Total liabilities and capital	$101,917			$105,425			$105,539

Net interest rate spread			0.36%			0.30%			0.28%
Net interest income and net interest margin (6)		$429	0.42%		$363	0.35%		$327	0.31%
Average interest-earning assets to interest-bearing liabilities			105.63%			105.43%			105.47%

(1)	Amounts used to calculate average rates are based on dollars in thousands. Accordingly, recalculations based upon the disclosed amounts in millions may not produce the same results.

(2)	Non-accrual loans are included in average balances used to determine average rate.

(3)	Includes certificates of deposit that are classified as available-for-sale securities.

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

(6)	Net interest margin is net interest income before provision/(reversal) for credit losses as a percentage of average total interest earning assets.

Rates on short-term and adjustable-rate assets and liabilities rose in 2017 and 2016 following the increases in short-term LIBOR and the Federal funds target rate. The result was increases in the net average rate on total interest-earning assets of 0.42 and 0.24 percentage points in 2017 and 2016, respectively.

The net impact was an overall increase in net interest spread and margin in both 2016 and 2017. The larger increase in 2017 was due to the net effect of the favorable earnings factors discussed in the previous section, with the largest contributing factor being the larger increase in rates earned on short-term and LIBOR-indexed Advances relative to the associated funding.

Volume/Rate Analysis
Changes in both average balances (volume) and interest rates influence changes in net interest income, as shown in the following table.

(In millions)	2017 over 2016			2016 over 2015
	Volume (1)(3)	Rate (2)(3)	Total	Volume (1)(3)	Rate (2)(3)	Total
Increase (decrease) in interest income
Advances	$(14)	$332	$318	$(6)	$224	$218
Mortgage loans held for portfolio	28	8	36	31	(21)	10
Federal funds sold and securities purchased under resale agreements	(9)	59	50	—	30	30
Interest-bearing deposits in banks	(4)	4	—	—	4	4
Mortgage-backed securities	(7)	(12)	(19)	8	(9)	(1)
Other investments	—	—	—	—	—	—
Loans to other FHLBanks	—	—	—	—	—	—
Total	(6)	391	385	33	228	261
Increase (decrease) in interest expense
Term deposits	—	1	1	—	—	—
Other interest-bearing deposits	—	3	3	—	1	1
Discount Notes	(26)	237	211	(3)	112	109
Unswapped fixed-rate Bonds	4	(9)	(5)	2	2	4
Unswapped adjustable-rate Bonds	27	74	101	2	61	63
Swapped Bonds	(8)	17	9	5	42	47
Mandatorily redeemable capital stock	(2)	1	(1)	1	—	1
Other borrowings	—	—	—	—	—	—
Total	(5)	324	319	7	218	225
Increase (decrease) in net interest income	$(1)	$67	$66	$26	$10	$36

(1)	Volume changes are calculated as the change in volume multiplied by the prior year rate.

(2)	Rate changes are calculated as the change in rate multiplied by the prior year average balance.

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

(In millions)	2017	2016	2015
Advances:
Amortization of hedging activities in net interest income	$(2)	$(3)	$(3)
Net interest settlements included in net interest income	(18)	(60)	(84)
Mortgage loans:
Amortization of derivative fair value adjustments in net interest income	(3)	(7)	(5)
Consolidated Obligation Bonds:
Net interest settlements included in net interest income	(1)	8	20
Decrease to net interest income	$(24)	$(62)	$(72)

Most of our use of derivatives synthetically convert the intermediate- and long-term fixed interest rates on certain Advances and Bonds to adjustable-coupon rates tied to short-term LIBOR (one- and three-month repricing resets). These adjustable-rate coupons normally carry lower interest rates than the fixed-rates. The use of derivatives lowered net interest income in each period primarily because the Advances that were swapped to short-term LIBOR had higher fixed interest rates than the Bonds that were swapped to short-term LIBOR. However, the reduction in earnings was less in 2017 due to the recent increases in short-term LIBOR.

Provision for Credit Losses

In 2017, we recorded a $0.5 million provision for estimated incurred credit losses in the MPP related to the hurricanes that impacted the United States in the third quarter of 2017 compared to no provision for estimated incurred credit losses in 2016 and 2015. See the "Credit Risk - MPP" section in "Quantitative and Qualitative Disclosures About Risk Management" and Note 10 of the Notes to Financial Statements for additional information on credit exposure in the MPP.

Non-Interest Income and Non-Interest Expense

The following table presents non-interest income and non-interest expense for each of the last three years.

(Dollars in millions)	2017	2016	2015
Non-interest (loss) income
Net realized gains from sale of held-to-maturity securities	$—	$39	$—
Net (losses) gains on derivatives and hedging activities	(24)	(47)	13
Net gains on financial instruments held under fair value option	10	40	1
Other non-interest income, net	13	14	16
Total non-interest (loss) income	$(1)	$46	$30
Non-interest expense
Compensation and benefits	$46	$42	$40
Other operating expense	19	26	22
Finance Agency	7	6	7
Office of Finance	4	4	4
Litigation settlement	—	25	—
Other	3	8	2
Total non-interest expense	$79	$111	$75
Average total assets	$101,917	$105,425	$105,539
Average regulatory capital	5,157	5,115	5,120
Total non-interest expense to average total assets (1)	0.08%	0.11%	0.07%
Total non-interest expense to average regulatory capital (1)	1.53	2.17	1.48

(1)	Amounts used to calculate percentages are based on dollars in thousands. Accordingly, recalculations based upon the disclosed amounts in millions may not produce the same results.
The $47 million decrease in non-interest (loss) income in 2017 was primarily due to higher non-interest income in 2016 as a result of gains on the sale of securities. Each of the securities sold had less than 15 percent of the original acquired principal remaining and were sold under our periodic clean-up process. Secondarily, the lower non-interest (loss) income was driven by larger losses from derivatives and hedging activities, net of gains on financial instruments held under the fair value option in 2017 than in 2016. The table below presents further information on the net effect of derivatives and hedging activities on non-interest income.
Non-interest expense decreased in the 2017 compared to 2016 primarily due to a settlement of approximately $25 million in December 2016 of all claims related to the 2008 Lehman bankruptcy. In addition, non-interest expense was lower in 2017 than in 2016 due to lower operating expenses driven by a decrease in legal fees.

Non-interest income was higher in 2016 compared to 2015 primarily due to the gain on sale of securities as discussed in the 2017 to 2016 comparison. In addition, non-interest expense was higher in 2016 compared to 2015 primarily due to the litigation settlement discussed above.

Effect of Derivatives and Hedging Activities on Non-Interest Income
The following tables present the net effect of derivatives and hedging activities on non-interest income.

(In millions)	2017
	Advances	Mortgage Loans	Consolidated Obligation Bonds	Balance Sheet (1)	Other (2)	Total
Net effect of derivatives and hedging activities
(Losses) gains on fair value hedges	$(1)	$—	$1	$—	$—	$—
Gains (losses) on derivatives not receiving hedge accounting	1	4	(13)	(17)	—	(25)
Other (2)	—	—	—	—	1	1
Total net gains (losses) on derivatives and hedging activities	—	4	(12)	(17)	1	(24)
Net gains on financial instruments held under fair value option (3)	—	—	10	—	—	10
Total net effect on non-interest income	$—	$4	$(2)	$(17)	$1	$(14)

(In millions)	2016
	Advances	Mortgage Loans	Consolidated Obligation Bonds	Balance Sheet (1)	Total
Net effect of derivatives and hedging activities
Gains on fair value hedges	$1	$—	$—	$—	$1
Gains (losses) on derivatives not receiving hedge accounting	—	3	(57)	6	(48)
Total net gains (losses) on derivatives and hedging activities	1	3	(57)	6	(47)
Net gains on financial instruments held under fair value option (3)	—	—	40	—	40
Total net effect on non-interest income	$1	$3	$(17)	$6	$(7)

(In millions)	2015
	Advances	Mortgage Loans	Consolidated Obligation Bonds	Total
Net effect of derivatives and hedging activities
Gains on fair value hedges	$2	$—	$1	$3
Gains on derivatives not receiving hedge accounting	1	1	8	10
Total net gains on derivatives and hedging activities	3	1	9	13
Net gains on financial instruments held under fair value option (3)	—	—	1	1
Total net effect on non-interest income	$3	$1	$10	$14

(1)	Balance sheet includes swaptions, which are not designated as hedging a specific financial instrument.

(2)	Other includes the price alignment amount on derivatives for which variation margin is characterized as a daily settled contract.

(3)	Includes only those gains or losses on financial instruments held at fair value that have an economic derivative "assigned."

The total amount of income volatility in derivatives and hedging activities during 2017, 2016, and 2015 was moderate compared to the notional principal amounts and consistent with the close hedging relationships of our derivative transactions. The volatility represents both unrealized fair value gains and losses on instruments we expect to hold to maturity and the realized costs of utilizing swaptions to hedge market risk exposure associated with mortgage assets.

Analysis of Quarterly ROE

The following table summarizes the components of 2017's quarterly ROE and provides quarterly ROE for 2016 and 2015.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Components of 2017 ROE:
Net interest income:
Other net interest income	8.74%	8.83%	8.79%	8.78%	8.78%
Net amortization	(0.45)	(0.36)	(0.36)	(0.41)	(0.39)
Prepayment fees	0.03	0.01	0.06	0.01	0.03
Total net interest income	8.32	8.48	8.49	8.38	8.42
Provision for credit losses	—	—	0.04	—	0.01
Net interest income after provision for credit losses	8.32	8.48	8.45	8.38	8.41
Net (losses) gains on derivatives and hedging activities	(0.65)	1.06	(0.52)	(1.75)	(0.48)
Other non-interest (loss) income	(0.21)	(0.25)	0.27	1.95	0.45
Total non-interest (loss) income	(0.86)	0.81	(0.25)	0.20	(0.03)
Total revenue	7.46	9.29	8.20	8.58	8.38
Total non-interest expense	1.62	1.57	1.56	1.44	1.54
Affordable Housing Program assessments	0.59	0.78	0.67	0.72	0.69
2017 ROE	5.25%	6.94%	5.97%	6.42%	6.15%

2016 ROE	4.50%	4.93%	4.82%	7.15%	5.35%

2015 ROE	5.32%	4.70%	5.23%	4.93%	5.04%

The volatility in quarterly ROE during 2017 was primarily driven by unrealized gains and losses related to the net effect of derivatives and hedging activities. ROE in first three quarters of 2017 was higher than the first three quarters of 2016 primarily due to lower net amortization of premiums and discounts related to mortgage assets and Consolidated Obligations, higher net spreads earned on short-term and LIBOR-indexed assets, and higher earnings from capital. However, ROE in the fourth quarter of 2016 was higher than the fourth quarter of 2017 primarily due to the gains from the sale of securities.

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

(Dollars in millions)	Traditional Member Finance	MPP	Total
2017
Net interest income after provision for credit losses	$335	$94	$429
Net income	$243	$71	$314
Average assets	$91,485	$10,432	$101,917
Assumed average capital allocation	$4,576	$522	$5,098
Return on average assets (1)	0.27%	0.68%	0.31%
Return on average equity (1)	5.30%	13.60%	6.15%

2016
Net interest income after provision for credit losses	$288	$75	$363
Net income	$205	$63	$268
Average assets	$96,855	$8,570	$105,425
Assumed average capital allocation	$4,607	$408	$5,015
Return on average assets (1)	0.21%	0.73%	0.25%
Return on average equity (1)	4.45%	15.44%	5.35%

2015
Net interest income after provision for credit losses	$250	$77	$327
Net income	$192	$62	$254
Average assets	$97,932	$7,607	$105,539
Assumed average capital allocation	$4,680	$364	$5,044
Return on average assets (1)	0.20%	0.82%	0.24%
Return on average equity (1)	4.10%	17.14%	5.04%

(1)	Amounts used to calculate returns are based on numbers in thousands. Accordingly, recalculations based upon the disclosed amounts in millions may not produce the same results.

Traditional Member Finance Segment
2017 Versus 2016: The increase in net income in 2017 compared to 2016 was due primarily to lower net amortization and higher spreads earned on short-term and LIBOR-indexed Advances as discussed in the "Components of Net Interest Income" section above. These positive factors were partially offset by lower spreads on mortgage-backed securities.

2016 Versus 2015: The increase in net income was due primarily to gains from the sale of securities in the fourth quarter of 2016 and higher spreads earned on LIBOR-indexed assets. These positive factors were partially offset by a settlement in the fourth quarter of 2016 of all claims related to the 2008 Lehman bankruptcy and net unrealized losses on derivatives and hedging activities.

MPP Segment
Compared to the Traditional Member Finance segment, the MPP segment can exhibit more earnings volatility relative to short-term interest rates and more credit risk exposure. However, the MPP segment also provides the opportunity to enhance risk-

adjusted returns, which normally augments earnings. Although mortgage assets are the largest source of our market risk, we believe that we have historically managed this risk prudently and consistently with our risk appetite and corporate objectives. We also believe that these assets do not excessively elevate the balance sheet's overall market risk exposure.

2017 Versus 2016: The MPP continued to earn a substantial level of profitability compared to market interest rates, with a moderate amount of market risk and a minimal amount of credit risk. In 2017, the MPP averaged 10 percent of total average assets while accounting for 23 percent of earnings. Net income increased in 2017 compared to 2016 primarily due to lower amortization of purchased premiums on mortgage loans and concession fees on Consolidated Obligations and the positive impact from growth in average MPP balances. The increase in net income was partially offset by lower spreads earned on MPP, as a result of actions taken to reduce market risk exposure, and losses on derivatives and hedging activities.

2016 Versus 2015: Net income increased slightly in 2016 compared to 2015 due primarily to growth in MPP balances and a higher net spread, resulting from an increase in the use of swaptions to hedge interest rate risk and the decision to call and replace debt at lower rates. These favorable factors were mostly offset by the increased amortization of purchased mortgage premiums. Secondarily, profitability decreased due to the paydown of higher-yielding mortgage loans and low-cost debt.

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

We practice this conservative risk philosophy in many ways:

▪	We operate with moderate market risk and limited residual credit risk, liquidity risk, operational risk, and capital impairment risk.

▪	We have a business objective to ensure competitive and relatively stable profitability.

▪	We make conservative investment choices in terms of the types of investments we purchase and counterparties with which we engage.

▪	We use derivatives to hedge individual assets and liabilities and to help reduce market risk exposure.

▪	We maintain a prudent amount of financial leverage.

▪	We are judicious in instituting regular, large-scale, district-wide repurchases of excess stock.

▪	We hold an amount of retained earnings that we believe will protect the par value of capital stock and provide for dividend stabilization.

▪	We create a working and operating environment that emphasizes a stable employee base.

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

Market Risk

Overview
Market risk exposure is the risk that profitability and the value of stockholders' capital investment may decrease and that profitability may become uncompetitive as a result of changes and volatility in the market environment and economy. Along with business/strategic risk, market risk is normally our largest residual risk.

Our risk appetite is to maintain market risk exposure in a moderate range while earning a competitive return on Members' capital stock investment. There is normally a tradeoff between long-term market risk exposure and shorter-term exposure. Effective management of each component is important in order to attract and retain Members and capital and to support Mission Asset Activity.

The primary challenges in managing market risk exposure arise from 1) the tradeoff between earning a competitive return and correlating profitability with short-term interest rates and 2) the market risk exposure of owning mortgage assets. Mortgage assets grant homeowners prepayment options that could adversely affect our financial performance when interest rates increase or decrease. We mitigate the market risk of mortgage assets primarily by funding them principally with a portfolio of long-term fixed-rate callable and noncallable Bonds and, secondarily, with swaptions derivative transactions. The Bonds and swaptions provide expected cash flows that are similar to the cash flows expected from mortgage assets under a wide range of interest rate and prepayment environments. Because it is normally cost-prohibitive to completely mitigate mortgage prepayment risk, a residual amount of market risk remains after funding and hedging activities.

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

Market Value of Equity

(Dollars in millions)	Down 300	Down 200	Down 100	Flat Rates	Up 100	Up 200	Up 300
Average Results
2017 Full Year
Market Value of Equity	$4,702	$4,765	$4,973	$5,021	$4,956	$4,881	$4,815
% Change from Flat Case	(6.3)%	(5.1)%	(0.9)%	—	(1.3)%	(2.8)%	(4.1)%
2016 Full Year
Market Value of Equity	$4,571	$4,595	$4,720	$4,843	$4,791	$4,655	$4,509
% Change from Flat Case	(5.6)%	(5.1)%	(2.5)%	—	(1.1)%	(3.9)%	(6.9)%
Month-End Results
December 31, 2017
Market Value of Equity	$4,764	$4,837	$5,095	$5,165	$5,097	$5,027	$4,955
% Change from Flat Case	(7.8)%	(6.3)%	(1.3)%	—	(1.3)%	(2.7)%	(4.1)%
December 31, 2016
Market Value of Equity	$4,587	$4,660	$4,803	$4,770	$4,654	$4,543	$4,457
% Change from Flat Case	(3.8)%	(2.3)%	0.7%	—	(2.4)%	(4.8)%	(6.6)%

Duration of Equity

(In years)	Down 300	Down 200	Down 100	Flat Rates	Up 100	Up 200	Up 300
Average Results
2017 Full Year	(1.7)	(4.2)	(3.8)	0.4	1.6	1.4	1.4
2016 Full Year	(2.3)	(2.8)	(3.4)	(0.8)	2.3	3.1	3.3
Month-End Results
December 31, 2017	(2.0)	(5.3)	(4.4)	0.5	1.5	1.4	1.5
December 31, 2016	(2.0)	(3.7)	(1.7)	1.8	2.5	2.0	1.8

We took actions during 2017 to reduce market risk to rising interest rates. The overall market risk exposure to changing interest rates was at a moderate level and well within policy limits. The dollar amount of equity exposure for any individual rate shock can be obtained by multiplying the percentage change of the market value of equity by the amount of total capital. The durations of equity provide an estimate of the change in market value of equity for a 1.00 percentage point further change in interest rates from the rate shock level.

Based on the totality of our risk analysis, we expect that profitability, defined as the level of ROE compared with short-term market rates, will remain competitive unless interest rates change by extremely large amounts in a short period of time. Decreases in long-term interest rates, even by two percentage points, would still result in profitability being well above market interest rates. Similarly, we believe that profitability would not become uncompetitive in a rising rate environment unless interest rates were to permanently increase in a short period of time by five percentage points or more and persist at the higher levels for a long period of time.

Market Risk Exposure of the Mortgage Assets Portfolio
The mortgage assets portfolio normally accounts for almost all market risk exposure because of prepayment volatility that we cannot completely hedge while maintaining sufficient net spreads. Sensitivities of the market value of equity allocated to the mortgage assets portfolio under interest rate shocks (in basis points) are shown below. At December 31, 2017, the average mortgage assets portfolio had an assumed capital allocation of $1.2 billion based on the entire balance sheet's regulatory capital-to-assets ratio. Average results are compiled using data for each month end. The market value sensitivities are one measure we use to analyze the portfolio's estimated market risk exposure.

% Change in Market Value of Equity-Mortgage Assets Portfolio

	Down 300	Down 200	Down 100	Flat Rates	Up 100	Up 200	Up 300
Average Results
2017 Full Year	(36.1)%	(29.1)%	(6.8)%	—	(3.8)%	(8.6)%	(12.8)%
2016 Full Year	(31.7)%	(29.4)%	(15.5)%	—	(3.1)%	(15.3)%	(29.0)%
Month-End Results
December 31, 2017	(39.4)%	(32.2)%	(8.7)%	—	(2.4)%	(4.9)%	(7.8)%
December 31, 2016	(28.4)%	(18.5)%	0.7%	—	(10.4)%	(20.3)%	(27.7)%

The risk exposure of the mortgage assets portfolio at year-end 2017 compared to the end of 2016 was lower in rising rate scenarios and higher in lower rate scenarios driven by our actions taken to reduce risk to rising rates along with normal changes in balance sheet composition. We believe the mortgage asset portfolio will continue to provide an acceptable risk adjusted return consistent with our risk appetite philosophy.

Use of Derivatives in Market Risk Management
A key component of hedging market risk exposure is the use of derivative transactions. The following table presents the notional principal amounts of the derivatives classified by how we designate the hedging relationship. The notional amount of derivatives at December 31, 2017 decreased by $2.6 billion (15 percent) from the end of 2016, driven primarily by normal fluctuations in balance sheet composition.

(In millions)		December 31, 2017		December 31, 2016
Hedged Item/Hedging Instrument	Hedging Objective	Fair Value Hedge	Economic Hedge	Fair Value Hedge	Economic Hedge
Advances:
Pay-fixed, receive-float interest rate swap (without options)	Converts the Advance's fixed rate to a variable-rate index.	$4,686	$15	$3,605	$15
Pay-fixed, receive-float interest rate swap (with options)	Converts the Advance's fixed rate to a variable-rate index and offsets option risk in the Advance.	379	150	696	33
Total Advances		5,065	165	4,301	48
Mortgage Loans:
Forward settlement agreement	Protects against changes in market value of fixed-rate Mandatory Delivery Contracts resulting from changes in interest rates.	—	212	—	511
Consolidated Obligations Bonds:
Receive-fixed, pay-float interest rate swap (without options)	Converts the Bond's fixed rate to a variable-rate index.	874	5,529	1,229	6,789
Receive-fixed, pay-float interest rate swap (with options)	Converts the Bond's fixed rate to a variable-rate index and offsets option risk in the Bond.	54	95	130	1,362
Total Consolidated Obligations Bonds		928	5,624	1,359	8,151
Balance Sheet:
Interest rate swaptions	Provides the option to enter into an interest rate swap to offset interest-rate or prepayment risk.	—	2,316	—	2,346
Stand-Alone Derivatives:
Mandatory Delivery Contracts	Exposure to fair-value risk associated with fixed rate mortgage purchase commitments.	—	219	—	441
Total		$5,993	$8,536	$5,660	$11,497

See Note 11 of the Notes to Financial Statements for additional information on how we use derivatives and the types of assets and liabilities hedged with derivatives.

Capital Adequacy

Retained Earnings
We must hold sufficient capital to protect against exposure to various risks, including market, credit, and operational. We regularly conduct a variety of measurements and assessments for capital adequacy. At December 31, 2017, our capital management policy set forth a range of $225 million to $425 million as the minimum amount of retained earnings we believe is necessary to mitigate impairment risk from market risk exposure and to provide for dividend stability from factors that could cause earnings to be volatile. At December 31, 2017, the $940 million of retained earnings was comprised of $617 million unrestricted (an increase of $43 million from year-end 2016) and $323 million restricted (an increase of $63 million from year-end 2016), which pursuant to the FHLBank System's Joint Capital Enhancement Agreement we are not permitted to distribute as dividends.

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

(Dollars in millions)	December 31, 2017	Monthly Average 2017	December 31, 2016
Market risk-based capital	$421	$330	$184
Credit risk-based capital	261	272	262
Operational risk-based capital	204	180	134
Total risk-based capital requirement	886	782	580
Total permanent capital	5,211	5,157	5,026
Excess permanent capital	$4,325	$4,375	$4,446
Risk-based capital as a percent of permanent capital	17%	15%	12%

The risk-based capital requirement has historically not been a constraint on operations, and we do not use it to actively manage any of our risks. It has normally ranged from 10 to 20 percent of permanent capital.

Dodd-Frank Stress Test
Under the Dodd-Frank Wall Street Reform and Consumer Protection Act, all FHLBanks are required to perform an annual stress test for capital adequacy. We completed and published the test in November 2017, based on our financial condition as of December 31, 2016 and the methodology prescribed by the Finance Agency. Capital adequacy was sufficient under all established scenarios to fully absorb losses under both adverse and severely adverse economic conditions.

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

	December 31, 2017	Monthly Average Year Ended December 31, 2017	December 31, 2016
Market Value of Equity to Par Value of Regulatory Capital Stock - Base Case (Flat Rates) Scenario	121%	119%	114%
Market Value of Equity to Par Value of Regulatory Capital Stock - Down Shock (1)	119	117	115
Market Value of Equity to Par Value of Regulatory Capital Stock - Up Shock (2)	118	115	108

(1)	Represents a down shock of 100 basis points.

(2)	Represents an up shock of 200 basis points.

A base case value below 100 percent (par) could indicate that, in the remote event of an immediate liquidation scenario involving redemption of all capital stock, capital stock may be returned to stockholders at a value below par. This could be due to experiencing risks that lower the market value of capital and/or to having an insufficient amount of retained earnings. In 2017, the market capitalization ratios in the scenarios presented continued to be above our policy requirements. The base case ratio of 121 percent was modestly higher at the end of 2017 compared to the end of 2016 driven mostly by changes in interest rates, market pricing and continued growth in retained earnings, which were 22 percent of regulatory capital stock at

December 31, 2017. The ratio remains acceptable and well above policy requirements, as we maintained risk exposures at moderate levels.

The following table presents the market value of equity to the book value of total capital.

	December 31, 2017	Monthly Average Year Ended December 31, 2017	December 31, 2016
Market Value of Equity to Book Value of Capital - Base Case (Flat Rates) Scenario (1)	99%	98%	95%
Market Value of Equity to Book Value of Capital - Down Shock (1)(2)	98	97	96
Market Value of Equity to Book Value of Capital - Up Shock (1)(3)	97	95	91

(1)	Capital includes total capital and mandatorily redeemable capital stock.

(2)	Represents a down shock of 100 basis points.

(3)	Represents an up shock of 200 basis points.

A base-case value below par indicates that we have realized or could realize risks (especially market risk) such that the market value of total capital owned by stockholders, which includes regulatory capital stock and retained earnings, is below par value (i.e., below 100 percent of the total book value). The base-case ratio of 99 percent at December 31, 2017 indicates that the market value of total capital is $46 million below the par value of total capital. In a scenario in which interest rates increase 200 basis points, the market value of total capital would be $184 million below the par value of total capital. This indicates that in a liquidation scenario, stockholders would not receive the full sum of their total equity ownership in the FHLB, which include both capital stock and retained earnings. We believe the likelihood of a liquidation scenario is extremely remote; and therefore, we accept the risk of diluting equity ownership in such a scenario.

Credit Risk

Overview
Our business entails a significant amount of inherent credit risk exposure. We believe our risk management practices, discussed below, bring the amount of residual credit risk to a minimal level. We have no loan loss reserves or impairment recorded for Credit Services, investments, and derivatives and a minimal amount of credit risk exposure to the MPP.

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

Collateral: We require each Member to provide a security interest in eligible collateral before it can undertake any secured borrowing. At December 31, 2017, our policy of over-collateralization resulted in total collateral pledged of $328.7 billion to serve Members' total borrowing capacity of $272.2 billion of which $187.5 billion was available to support new credit services. The estimated value of pledged collateral is discounted in order to offset market, credit, and liquidity risks that may affect the collateral's realizable value in the event it must be liquidated. Over-collateralization by one Member is not applied to another Member.

The table below shows the total pledged collateral (unadjusted for Lendable Value Rates).

	December 31, 2017		December 31, 2016
(Dollars in billions)		Percent of Total		Percent of Total
	Collateral Amount	Pledged Collateral	Collateral Amount	Pledged Collateral
Single family loans	$192.3	58%	$188.7	59%
Multi-family loans	59.7	18	56.7	18
Commercial real estate	38.6	12	33.8	11
Home equity loans/lines of credit	24.9	8	24.9	8
Bond Securities	12.5	4	13.8	4
Farm real estate	0.7	—	0.6	—
Total	$328.7	100%	$318.5	100%

At December 31, 2017, 66 percent of collateral was related to residential mortgage lending in single-family loans and home equity loans/lines of credit.

We assign each Member one of three levels of collateral status: Blanket, Listing, or Delivery. Assignment is based in part on an internal credit rating model that reflects our view of the Member's current financial condition and performance. Blanket collateral status, which we assign to approximately 90 percent of borrowers, is the least restrictive status and is available to lower-risk bank and credit union Members. Approximately 54 percent of pledged collateral is under Blanket status. We monitor the level of eligible collateral pledged under Blanket status using quarterly regulatory financial reports or periodic collateral “Certification” documents submitted by all significant borrowers.

Under Listing collateral status, a Member provides us detailed information on specifically identified individual loans that meet certain minimum qualifications. Delivery is the most restrictive collateral status, which we assign to Members experiencing significant financial difficulties, insurance companies, Community Development Financial Institutions and newly chartered institutions. We require borrowers in Delivery status to deliver into our custody securities and/or original notes, mortgages or deeds of trust. Under any collateral status, Members may elect to pledge bond securities, which we either hold in our custody or, less often, have third parties control on our behalf.

We use third-party services to regularly estimate market values of collateral under Listing and Delivery status. Third-party services use various proprietary models to estimate market values. Assumptions may be made on factors that affect collateral value, such as market liquidity, discount rates, prepayments, liquidation and servicing costs in the event of a default and economic and market conditions. We have policies and procedures for evaluating the reasonableness of collateral valuations.

Borrowing Capacity/Lendable Value: We determine borrowing capacity against pledged collateral by applying collateral discounts, or haircuts, to the value of the collateral. These haircuts result in Lendable Value Rates (LVRs) that are less than the amount of pledged collateral.

LVRs are determined by statistical analysis and management assumptions relating to historical price volatility, inherent credit risks, liquidation costs, and the current credit and economic environment. We apply LVR results to the estimated values of pledged assets. LVRs vary among pledged assets and Members based on the Member institution type, the financial strength of the Member institution, the form of valuation, the issuer of bond collateral or the quality of securitized assets, the marketability of the pledged assets, the payment performance of pledged loan collateral, and the quality of loan collateral as reflected in the manner in which it was underwritten. Effective July 2017, we updated LVRs resulting in minor changes in borrowing capacity for most Members.

The table below indicates the range of lendable values remaining after the application of LVRs for each major collateral type pledged at December 31, 2017.

Lending Values Applied to Collateral
Blanket Status:
Prime 1-4 family loans	71-83%
Multi-family loans	59-77%
Prime home equity loans/lines of credit	53-63%
Commercial real estate loans	67-87%
Farm real estate loans	74-87%
Listing Status/Physical Delivery:
Cash/U.S. Government/U.S. Treasury/U.S. agency securities	92-100%
U.S. agency mortgage-backed securities/collateralized mortgage obligations	91-98%
Private-label residential mortgage-backed securities	62-90%
Private-label commercial mortgage-backed securities	54-88%
Municipal securities	78-93%
Small Business Administration certificates	92-95%
Prime 1-4 family loans	69-87%
Multi-family loans	63-83%
Prime home equity loans/lines of credit	65-80%
Commercial real estate loans	69-87%
Farm real estate loans	71-83%

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

Subprime and Nontraditional Mortgage Loan Collateral: We have policies and processes to identify subprime and nontraditional residential mortgage loans pledged by Members. We perform collateral reviews to estimate the volume of subprime and nontraditional loans pledged. Depending on the quality of underwriting and administration, we may subject these loans to lower LVRs.

Internal Credit Ratings: We perform credit underwriting of our Members and nonmember borrowers and assign them an internal credit rating on a scale of one to seven, with a higher number representing a less favorable assessment of the institution's financial condition. These credit ratings are based on internal ratings models, credit analyses and consideration of credit ratings from independent credit rating organizations. Credit ratings are used in conjunction with other measures of credit risk in managing secured credit risk exposure.

A less favorable credit rating can cause us to 1) decrease the institution's borrowing capacity via lower LVRs, 2) require the institution to provide an increased level of detail on pledged collateral, 3) require it to deliver collateral into our custody, 4) prompt us to more closely and/or frequently monitor the institution using several established processes, and/or 5) limit the institution's exposure through borrowing restrictions (e.g., maturity restrictions on new Advances or restrictions on borrowing capacity from higher risk collateral sources). In 2017, we updated our internal credit rating model scoring for certain Member types, generally resulting in more Members being rated slightly lower. The impact to these Members' borrowing capacity was minimal.

The following tables show the distribution of internal credit ratings we assigned to Member and nonmember borrowers, which we use to help manage credit risk exposure.

(Dollars in billions)
December 31, 2017			December 31, 2016
	Borrowers			Borrowers
		Collateral-Based			Collateral-Based
Credit		Borrowing	Credit		Borrowing
Rating	Number	Capacity	Rating	Number	Capacity
1-3	532	$262.4	1-3	599	$265.8
4	101	9.2	4	67	6.7
5	28	0.5	5	22	1.2
6	5	0.1	6	8	0.1
7	5	—	7	3	—
Total	671	$272.2	Total	699	$273.8

We consider Members with credit ratings of "1" through "4" to be financially sound institutions. At December 31, 2017, 38 borrowers (six percent of the total) had credit ratings of "5" through "7," a net increase of five Members from the end of 2016. These Members had $0.6 billion of borrowing capacity at December 31, 2017. Additionally, the decrease in Members with a credit rating of "1" through "3" in 2017 was a result of the decline in the overall number of Members and the updated credit rating model scoring noted above. We believe the credit rating distribution continues to show a financially sound membership base.

Member Failures, Closures, and Receiverships: There were no Member failures in 2017.

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

▪
credit losses totaling $0.8 million in 2017 and $18.7 million over the life of the program, which represent an immaterial percentage of conventional loans' current unpaid principal balances at December 31, 2017 and of total purchases-to-date for the entire MPP; and

▪
in addition to the low program-to-date credit losses, based on financial analysis, we believe that future credit losses will not harm capital adequacy and will not significantly affect profitability except under the most extreme and unlikely credit conditions.

Portfolio Loan Characteristics: The following table shows FICO® credit scores of homeowners at origination dates for the conventional loan portfolio.

FICO® Score (1)	December 31, 2017	December 31, 2016
< 620	—%	—%
620 to < 660	1	1
660 to < 700	6	6
700 to < 740	16	16
>= 740	77	77

Weighted Average	765	764

(1)	Represents the FICO® score at origination.

There was no change in the distribution of FICO® scores at origination in 2017 compared to 2016. The distribution of FICO® scores at origination is one indication of the portfolio's overall favorable credit quality. At December 31, 2017, 77 percent of the portfolio had scores at an excellent level of 740 or above and 93 percent had scores above 700, which is a threshold generally considered indicative of homeowners with good credit quality.

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

	Based on Estimated Origination Value			Based On Estimated Current Value
Loan-to-Value	December 31, 2017	December 31, 2016	Loan-to-Value	December 31, 2017	December 31, 2016
<= 60%	14%	15%	<= 60%	41%	38%
> 60% to 70%	15	16	> 60% to 70%	29	26
> 70% to 80%	56	55	> 70% to 80%	24	28
> 80% to 90%	9	9	> 80% to 90%	5	7
> 90%	6	5	> 90% to 100%	1	1
			> 100%	—	—
Weighted Average	73%	73%	Weighted Average	61%	63%

The levels of loan-to-value ratios in the last several years are consistent with the portfolio's excellent credit quality. At December 31, 2017, we estimated that six percent of loans have current loan-to-value ratios above 80 percent, compared to eight percent at the end of 2016. The improvement in the 2017 current loan-to-value ratios reflected the six percent average increase in housing prices nationwide during the year.

Based on the available data, we believe we have minimal exposure to loans in the MPP considered to have characteristics of “subprime” or “alternative/nontraditional” loans. Further, we do not knowingly purchase any loan that violates the terms of our Anti-Predatory Lending Policy.

The following table presents the geographical allocation based on the unpaid principal balance of conventional loans in the MPP. The geographical allocation is concentrated in Ohio and was consistent with the allocation at the end of 2016.

December 31, 2017
Ohio	65%
Kentucky	14
Indiana	11
Tennessee	2
Michigan	1
All others	7
Total	100%

Credit Enhancements: Conventional mortgage loans are supported against credit losses by various combinations of primary mortgage insurance (PMI), supplemental mortgage insurance (SMI) (for loans purchased before February 2011), and the Lender Risk Account (LRA). The LRA is a hold back of a portion of the initial purchase price to cover expected credit losses for a specific pool of loans. Starting after five years from the loan purchase date, we may return the hold back to PFIs if they manage credit risk to predefined acceptable levels of exposure on the loan pools they sell to us. As a result, some pools of loans may have sufficient credit enhancements to recapture all losses while other pools of loans may not. The LRA had balances of $201 million and $188 million at December 31, 2017 and 2016, respectively. For more information, see Note 10 of the Notes to Financial Statements.

Credit Performance: The table below provides an analysis of conventional loans delinquent or in the process of foreclosure, along with the national average serious delinquency rate.

	Conventional Loan Delinquencies
(Dollars in millions)	December 31, 2017	December 31, 2016
Early stage delinquencies - unpaid principal balance (1)	$43	$47
Serious delinquencies - unpaid principal balance (2)	$17	$23
Early stage delinquency rate (3)	0.5%	0.5%
Serious delinquency rate (4)	0.2%	0.3%
National average serious delinquency rate (5)	2.0%	2.5%

(1)	Includes conventional loans 30 to 89 days delinquent and not in foreclosure.

(2)	Includes conventional loans that are 90 days or more past due or where the decision of foreclosure or a similar alternative such as pursuit of deed-in-lieu has been reported.

(3)	Early stage delinquencies expressed as a percentage of the total conventional loan portfolio.

(4)	Serious delinquencies expressed as a percentage of the total conventional loan portfolio.

(5)
National average number of fixed-rate prime and subprime conventional loans that are 90 days or more past due or in the process of foreclosure is based on the most recent national delinquency data available. The December 31, 2017 rate is based on September 30, 2017 data.

The MPP has experienced a small amount of delinquencies, with the serious delinquency rate continuing to be well below national averages.

We consider a high risk loan as having a current loan-to-value ratio above 100 percent. Historically, high risk loans have experienced a minimal amount of serious delinquencies (i.e., delinquencies that are 90 days or more past due or in the process of foreclosure). For example, of the $9 million of conventional principal balances with current estimated loan-to-values above 100 percent at December 31, 2017, none of them were seriously delinquent. We believe these data further support our view that the overall portfolio is comprised of high-quality, well-performing loans.

Credit Losses: The following table shows the effects of credit enhancements on the estimation of credit losses at the noted periods. Estimated incurred credit losses, after credit enhancements, are accounted for in the allowance for credit loss or as a charge off (i.e., a reduction to the principal of mortgage loans held for portfolio).

(In millions)	December 31, 2017	December 31, 2016
Estimated incurred credit losses, before credit enhancements	$(6)	$(9)
Estimated amounts deemed recoverable by:
Primary mortgage insurance	1	1
Supplemental mortgage insurance	3	5
Lender Risk Account	1	2
Estimated incurred credit losses, after credit enhancements	$(1)	$(1)

The minimal amount of incurred credit losses provides further support on the aggregate health of the portfolio. Credit risk exposure depends on the actual and potential credit performance of the loans in each pool compared to the pool's equity (on individual loans) and credit enhancements, including PMI, the LRA, and SMI. We have assessed that we do not have any credit risk exposure to our PMI providers and our estimation of credit exposure to SMI providers was not considered material at December 31, 2017.

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

The lowest long-term credit rating for a counterparty to which we are permitted to extend credit is double-B. However, we have generally invested funds only in those eligible institutions with long-term credit ratings of at least single-A. In addition, we restrict maturities, reduce dollar exposure, and avoid new investments with counterparties we deem to represent elevated credit risk.

The following table presents the carrying value of liquidity investments outstanding in relation to the counterparties' lowest long-term credit ratings provided by Standard & Poor's, Moody's, and/or Fitch Advisory Services. For resale agreements, the ratings shown are based on ratings of the associated collateral.

(In millions)	December 31, 2017
	Long-Term Rating
	AA	A	Total
Unsecured Liquidity Investments
Federal funds sold	$1,465	$2,185	$3,650
Certificates of deposit	800	100	900
Total unsecured liquidity investments	2,265	2,285	4,550
Guaranteed/Secured Liquidity Investments
Securities purchased under agreements to resell	7,702	—	7,702
U.S. Treasury obligations	34	—	34
Total guaranteed/secured liquidity investments	7,736	—	7,736
Total liquidity investments	$10,001	$2,285	$12,286

	December 31, 2016
	Long-Term Rating
	AA	A	Total
Unsecured Liquidity Investments
Federal funds sold	$1,280	$2,977	$4,257
Certificates of deposit	1,300	—	1,300
Total unsecured liquidity investments	2,580	2,977	5,557
Guaranteed/Secured Liquidity Investments
Securities purchased under agreements to resell	5,230	—	5,230
Government-sponsored enterprises (1)	31	—	31
Total guaranteed/secured liquidity investments	5,261	—	5,261
Total liquidity investments	$7,841	$2,977	$10,818

(1)
Consists of securities that are issued and effectively guaranteed by Fannie Mae and/or Freddie Mac, which have the support of the U.S. government, although they are not obligations of the U.S. government.

During 2017, we purchased a portion of our total liquidity investments from counterparties for which the investments are secured with collateral (secured resale agreements). We believe these investments present virtually no credit risk exposure to us.

The following table presents credit ratings of our unsecured investment credit exposures by the domicile of the counterparty or the domicile of the counterparty's parent for U.S. branches and agency offices of foreign commercial banks.

(In millions)	December 31, 2017
	Counterparty Rating (1)
Domicile of Counterparty	AA	A	Total
Domestic	$565	$—	$565
U.S. branches and agency offices of foreign commercial banks:
Canada	200	1,200	1,400
Australia	1,000	—	1,000
Netherlands	—	510	510
Norway	—	500	500
Germany	300	75	375
Sweden	200	—	200
Total U.S. branches and agency offices of foreign commercial banks	1,700	2,285	3,985
Total unsecured investment credit exposure	$2,265	$2,285	$4,550

(1)	Represents the lowest long-term credit rating provided by Standard & Poor's, Moody's, and/or Fitch Advisory Services.

The following table presents the remaining contractual maturity of our unsecured investment credit exposure by the domicile of the counterparty or the domicile of the counterparty's parent for U.S. branches and agency offices of foreign commercial banks.

(In millions)	December 31, 2017
Domicile of Counterparty	Overnight	Due 2 days through 30 days	Due 31 days through 90 days	Total
Domestic	$265	$—	$300	$565
U.S. branches and agency offices of foreign commercial banks:
Canada	1,100	200	100	1,400
Australia	1,000	—	—	1,000
Netherlands	510	—	—	510
Norway	500	—	—	500
Germany	75	—	300	375
Sweden	200	—	—	200
Total U.S. branches and agency offices of foreign commercial banks	3,385	200	400	3,985
Total unsecured investment credit exposure	$3,650	$200	$700	$4,550

At December 31, 2017, all of the $4.6 billion of unsecured investment exposure was to counterparties with holding companies domiciled in countries receiving either AAA or AA long-term sovereign ratings. Furthermore, we restrict a significant portion of unsecured lending to overnight maturities, which further limits risk exposure to these counterparties. By Finance Agency regulation, all counterparties exposed to non-U.S. countries are required to be domestic U.S. branches of foreign counterparties. We also limit exposure to counterparties and countries that could have significant direct or indirect exposure to European sovereign debt.

Mortgage-Backed Securities:

GSE Mortgage-Backed Securities
At December 31, 2017, $12.3 billion of mortgage-backed securities held were GSE securities issued by Fannie Mae and Freddie Mac, which provide credit safeguards by guaranteeing either timely or ultimate payments of principal and interest. We believe that the conservatorships of Fannie Mae and Freddie Mac lower the chance that they would not be able to fulfill their credit guarantees and that the securities issued by these two GSEs are effectively government guaranteed. In addition, based on the data available to us and our purchase practices, we believe that most of the mortgage loans backing our GSE mortgage-backed securities are of high quality with acceptable credit performance.

Mortgage-Backed Securities Issued by Other Government Agencies
We also invest in mortgage-backed securities issued and guaranteed by Ginnie Mae and the NCUA. These investments totaled $2.5 billion at December 31, 2017. We believe that the strength of the issuers' guarantees and backing by the full faith and credit of the U.S. government is sufficient to protect us against credit losses on these securities.

Derivatives
Credit Risk Exposure: We mitigate most of the credit risk exposure resulting from derivative transactions through collateralization or use of daily settled contracts. The table below presents the credit rating for derivative positions to which we had credit risk exposure at December 31, 2017.

(In millions)
	Total Notional	Net Derivatives Fair Value Before Collateral and Variation Margin for Daily Settled Contracts	Cash Collateral Pledged to (from) Counterparties and Variation Margin for Daily Settled Contracts (1)	Net Credit Exposure to Counterparties
Nonmember counterparties:
Asset positions with credit exposure:
Uncleared derivatives:
A-rated	$89	$—	$—	$—
Total uncleared derivatives	89	—	—	—
Cleared derivatives (2)	4,574	56	(20)	36
Liability positions with credit exposure:
Cleared derivatives (2)	6,340	(73)	97	24
Total derivative positions with credit exposure to nonmember counterparties	11,003	(17)	77	60
Member institutions (3)	177	1	—	1
Total	$11,180	$(16)	$77	$61

(1)	Cleared derivatives include variation margin for daily settled contracts of $74 million at December 31, 2017.

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

At December 31, 2017, the gross and net exposure of uncleared derivatives with residual credit risk exposure was less than $1 million. Gross exposure would likely increase if interest rates rise and could increase if the composition of our derivatives change. However, contractual collateral provisions in these derivatives would limit net exposure to acceptable levels.

Although we cannot predict if we will realize credit risk losses from any of our derivatives counterparties, we believe that all of the counterparties will be able to continue making timely interest payments and, more generally, to continue to satisfy the terms and conditions of their derivative contracts with us. As of December 31, 2017, we had $20 million of notional principal of interest rate swaps with one Member, JPMorgan Chase Bank, N.A., which also had outstanding credit services with us. Due to the amount of market value collateralization, we had no outstanding credit exposure to this counterparty related to interest rate swaps outstanding.

Liquidity Risk

Liquidity Overview
We strive to be in a liquidity position at all times to meet the borrowing needs of our Members and to meet all current and future financial commitments. This objective is achieved by managing liquidity positions to maintain stable, reliable, and cost-effective sources of funds while taking into account market conditions, Member demand, and the maturity profile of assets and liabilities. Our liquidity position complies with the FHLBank Act, Finance Agency regulations, and internal policies.
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

We believe our liquidity position, as well as that of the System, continued to be strong during 2017. Our overall ability to effectively fund our operations through debt issuances remained sufficient. Investor demand for System debt was robust in 2017. Although we can make no assurances, we expect this to continue to be the case. We believe the possibility of a liquidity or funding crisis in the System that would impair our ability to participate, on a cost-effective basis, in issuances of debt, service outstanding debt, maintain adequate capitalization, or pay competitive dividends is remote. See the "Consolidated Obligations" section of "Analysis of Financial Condition" for further information about our funding actions throughout 2017 aimed at lowering exposure to unforeseen liquidity risks given the System's critical role as a liquidity provider in the financial services market.

The System works collectively to manage and monitor the System-wide liquidity and funding risks. Liquidity risk includes the risk the System could have difficulty rolling over short-term Obligations when market conditions change, also called refinancing risk. The System has a large reliance on short-term funding; therefore, it has a sharp focus on managing liquidity risk to very low levels. As shown on the Statements of Cash Flows, in 2017, our portion of the System's debt issuances totaled $449.8 billion for Discount Notes and $27.1 billion for Bonds. Access to short-term debt markets has been reliable because investors, driven by increased liquidity preferences and risk aversion, including the effects of money market fund reform, have sought the System’s short-term debt, which has led to increased utilization of debt maturing in one year or less. See the Notes to Financial Statements for more detailed information regarding maturities of certain financial assets and liabilities which are instrumental in determining the amount of liquidity risk. In addition to contractual maturities, other assumptions regarding cash flows such as estimated prepayments, embedded call optionality, and scheduled amortization are considered when managing liquidity risks.

A primary way that we manage liquidity risk is to meet operational and contingency liquidity requirements. We satisfied the operational liquidity requirement by both meeting a contingency liquidity requirement, discussed below, and because we were able to adequately access the capital markets to issue debt. Liquidity investments, most of which were overnight, were generally in the range of $5 billion to $15 billion during 2017. In addition, Finance Agency guidance requires us to target at least 5 to 15 consecutive days of a positive amount of liquidity based on specific assumptions under two scenarios. We target holding at least three extra days of positive liquidity under each scenario, although as market conditions warrant we may hold, and often do hold, additional amounts.

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

(In millions)	December 31, 2017	December 31, 2016
Contingency Liquidity Requirement
Total Contingency Liquidity Reserves (1)	$40,850	$32,127
Total Requirement (2)	(32,349)	(24,224)
Excess Contingency Liquidity Available	$8,501	$7,903

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

(In millions)	December 31, 2017	December 31, 2016
Deposit Reserve Requirement
Total Eligible Deposit Reserves	$73,728	$72,114
Total Member Deposits	(649)	(765)
Excess Deposit Reserves	$73,079	$71,349

Contractual Obligations
The following table summarizes our contractual obligations at December 31, 2017. We believe that, as in the past, we will continue to have sufficient liquidity, including from access to the debt markets to issue Consolidated Obligations, to satisfy these obligations on a timely basis.

(In millions)	< 1 year	1 < 3 years	3 < 5 years	> 5 years	Total
Contractual Obligations
Long-term debt (Bonds) - par (1)	$28,940	$10,612	$8,262	$6,343	$54,157
Operating leases (include premises and equipment)	1	2	2	3	8
Mandatorily redeemable capital stock	19	2	8	1	30
Commitments to fund mortgage loans	219	—	—	—	219
Pension and other postretirement benefit obligations	2	5	5	32	44
Total Contractual Obligations	$29,181	$10,621	$8,277	$6,379	$54,458

(1)
Does not include Discount Notes and contractual interest payments related to Bonds. Total is based on contractual maturities; the actual timing of payments could be affected by factors affecting redemptions.

Off-Balance Sheet Arrangements
The following table summarizes our off-balance sheet items at December 31, 2017. For more information, see Note 20 of the Notes to Financial Statements.

(In millions)	< 1 year	1 < 3 years	3 < 5 years	> 5 years	Total
Off-balance sheet items (1)
Commitments to fund additional Advances	$5	$—	$—	$—	$5
Standby Letters of Credit	14,389	92	186	24	14,691
Standby bond purchase agreements	27	45	—	—	72
Consolidated Obligations traded, not yet settled	310	—	—	—	310
Total off-balance sheet items	$14,731	$137	$186	$24	$15,078

(1)	Represents notional amount of off-balance sheet obligations.

Member Concentration Risk

We regularly assess concentration risks from business activity. We believe that the concentration of Advance activity is consistent with our risk management philosophy, and the impact of borrower concentration on market risk, credit risk, and operational risk, after considering mitigating controls, is minimal.

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

Information Systems
We rely heavily upon internal and third-party information systems and other technology to conduct and manage our business. Our operations rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. Our computer systems, software and networks may be subjected to cyberattacks (e.g., breaches, unauthorized access, misuse, computer viruses or other malicious code and other events) that could jeopardize the confidentiality or integrity of such information, or otherwise cause interruptions or malfunctions in our operations.
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

Fair value differences that have actually occurred have historically resulted in a relatively small amount of earnings volatility. Each month, we compute fair values on all derivatives and related hedged instruments across a range of interest rate scenarios. For derivatives receiving long-haul fair value hedge accounting, the additional amount of earnings volatility under an assumption of stressed interest rate environments as of year-end 2017 was in a range of positive $8 million to negative $9 million. This range is minimal compared to the notional principal amount.

Fair Value Option--Economic Hedge
We account for a portion of Advance and Bond-related derivatives using an accounting election called "fair value option," which is included in the economic hedge category. An economic hedge under the fair value option does not require passing effectiveness testing to permit the derivative's fair market value to be offset with the market value of the hedged instrument, as is required under a fair value hedge. However, it records the fair market value of the hedged instrument at its full fair value instead of only the value of hedging the benchmark interest rate (LIBOR).

The effect of electing full fair value is that the hedged instrument's market value includes the impact of changes in spreads between LIBOR and the interest rate index related to the hedged instrument, as well as other risk components, such as liquidity. Therefore, full fair value results in a different kind of unrealized earnings volatility, which could be higher or lower, compared to accounting under fair value hedge treatment.

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

We have historically purchased most MPP loans at premium prices. Mortgage-backed securities outstanding at the end of 2017 were purchased at net premium prices close to par. At the end of 2017, the MPP had a net premium balance of $228 million and mortgage-backed securities had a net premium balance of $25 million, resulting in a total mortgage net premium balance of $253 million.

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

Advances
We evaluate probable credit losses inherent in Advances due to borrower default or delayed receipt of interest and principal, taking into consideration the amount recoverable from the collateral pledged by Members to secure Advances. This analysis is performed for each Member separately on at least a quarterly basis. We believe we have adequate policies and procedures in place to effectively manage credit risk exposure on Advances. These include monitoring the creditworthiness and financial condition of the institutions to which we lend funds, determining the quality and value of collateral pledged, estimating borrowing capacity based on collateral value and type for each Member, and evaluating historical loss experience. At December 31, 2017, we had rights to collateral (either loans or securities), on a Member-by-Member basis, with an estimated fair value that exceeds the amount of outstanding Advances. At the end of 2017, the aggregate estimated value of this collateral was $328.7 billion. Although some of this over-collateralization may reflect a desire to maintain excess borrowing capacity, all of a Member's pledged collateral would be available as necessary to cover any of that Member's credit obligations to the FHLB.

Based on the nature and quality of the collateral held as security for Advances, including over-collateralization, our credit analyses of Members and collateral, and Members' prior repayment history (i.e., we have never recorded a loss from an Advance), we believe that no allowance for losses was necessary at December 31, 2017. See Notes 1 and 10 of the Notes to Financial Statements for additional information.

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

Based on our analysis, as of December 31, 2017, we determined that an allowance for credit losses of $1 million was required for our conventional mortgage loans in the MPP. Substantial reductions in home prices or other economic variables that affect mortgage defaults could increase credit losses experienced in the portfolio.

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

If we were to determine that an other-than-temporary impairment existed, the security would initially be written down to current market value, with the loss recognized in non-interest income if we intend to sell the security or it is more likely than not we will be required to sell the security before recovery of the amortized cost basis. If we do not intend to sell the security and it is not more likely than not we will be required to sell the security before recovery, the security would be written down to current market value with a separate display of losses related to credit deterioration and losses related to all other factors on the income statement. Any non-credit loss related amounts would then be reclassified and recorded in other comprehensive income, resulting in only net credit-related losses recorded on the income statement. As of December 31, 2017 we did not consider any of our investment securities to be other-than-temporarily impaired.

Fair Values

We carry certain assets and liabilities on the Statement of Conditions at estimated fair value, including all derivatives, investments classified as available-for-sale and trading, and any financial instruments where we elected the fair value option. Fair value is defined as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. Because our financial instruments generally do not have available quoted market prices, we determine fair values based on 1) our valuation models or 2) dealer indications, which may be based on the dealers' own valuation models and/or prices of similar instruments.

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

We categorize each of our financial instruments carried at fair value into one of three levels in accordance with the fair value hierarchy. The hierarchy is based upon the transparency (observable or unobservable) of inputs to the valuation of an asset or liability as of the measurement date. Observable inputs reflect market data obtained from independent sources (Levels 1 and 2), while unobservable inputs reflect our assumptions of market variables (Level 3). Management utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Because items classified as Level 3 are valued using significant unobservable inputs, the process for determining the fair value of these items is generally more subjective and involves a high degree of management judgment and use of assumptions. As of December 31, 2017 and 2016, all of our assets and liabilities measured at fair value on a recurring basis were classified as Level 2 within the fair value hierarchy.

RECENTLY ISSUED ACCOUNTING STANDARDS AND INTERPRETATIONS

See Note 2 of the Notes to Financial Statements for a discussion of recently issued accounting standards and interpretations.

OTHER FINANCIAL INFORMATION

Income Statements (Quarter amounts are unaudited)

Summary income statements for each quarter within the last two years are provided in the tables below.

	2017
(In millions)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Interest income	$344	$385	$437	$442	$1,608
Interest expense	241	279	327	332	1,179
Net interest income	103	106	110	110	429
Non-interest (loss) income	(11)	10	(3)	3	(1)
Non-interest expense	27	29	29	29	114
Net income	$65	$87	$78	$84	$314

	2016
(In millions)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Interest income	$303	$298	$308	$314	$1,223
Interest expense	214	215	215	216	860
Net interest income	89	83	93	98	363
Non-interest (loss) income	(4)	6	(4)	48	46
Non-interest expense	28	28	28	57	141
Net income	$57	$61	$61	$89	$268
Investment Securities

Data on investments for the years ended December 31, 2017, 2016 and 2015 are provided in the tables below.

(In millions)	Carrying Value at December 31,
	2017	2016	2015
Trading securities:
Mortgage-backed securities:
U.S. obligation single-family mortgage-backed securities	$1	$1	$1
Total trading securities	1	1	1
Available-for-sale securities:
Certificates of deposit	900	1,300	700
Total available-for-sale securities	900	1,300	700
Held-to-maturity securities:
U.S. Treasury obligations	34	—	—
Government-sponsored enterprises	—	31	33
Mortgage-backed securities:
U.S. obligation single-family mortgage-backed securities	2,484	3,183	3,894
Government-sponsored enterprise single-family mortgage-backed securities	6,703	8,186	10,891
Government-sponsored enterprise multi-family mortgage-backed securities	5,584	3,146	460
Total held-to-maturity securities	14,805	14,546	15,278
Total securities	15,706	15,847	15,979
Securities purchased under agreements to resell	7,702	5,230	10,532
Federal funds sold	3,650	4,257	10,845
Total investments	$27,058	$25,334	$37,356

As of December 31, 2017, investments had the following maturity and yield characteristics.

(Dollars in millions)	Due in one year or less	Due after one year through five years	Due after five through 10 years	Due after 10 years	Carrying Value
Trading securities:
Mortgage-backed securities(1):
U.S. obligation single-family mortgage-backed securities	$—	$—	$1	$—	$1
Total trading securities	—	—	1	—	1
Yield on trading securities	—%	—%	3.20%	—%
Available-for-sale securities:
Certificates of deposit	$900	$—	$—	$—	$900
Total available-for-sale securities	900	—	—	—	900
Yield on available-for sale securities	1.53%	—%	—%	—%
Held-to-maturity securities:
U.S. Treasury obligations	$34	$—	$—	$—	$34
Mortgage-backed securities(1):
U.S. obligation single-family mortgage-backed securities	—	468	—	2,016	2,484
Government-sponsored enterprise single-family mortgage-backed securities	—	—	49	6,654	6,703
Government-sponsored enterprise multi-family mortgage-backed securities	—	—	5,387	197	5,584
Total held-to-maturity securities	34	468	5,436	8,867	14,805
Yield on held-to-maturity securities	1.09%	1.86%	1.92%	2.33%
Total securities	$934	$468	$5,437	$8,867	$15,706
Securities purchased under agreements to resell	7,702	—	—	—	7,702
Federal funds sold	3,650	—	—	—	3,650
Total investments	$12,286	$468	$5,437	$8,867	$27,058

(1)	Mortgage-backed securities allocated based on contractual principal maturities assuming no prepayments.

As of December 31, 2017, the FHLB held securities of the following issuers with a carrying value greater than 10 percent of FHLB capital. The table includes government-sponsored enterprises, securities of the U.S. government, government agencies and corporations, and privately issued certificates of deposit.

(In millions)	Total	Total
Name of Issuer	Carrying Value	Fair Value
Freddie Mac	$3,946	$3,906
Fannie Mae	8,341	8,280
Government National Mortgage Association	2,017	1,994
Other (1)	1,402	1,403
Total investment securities	$15,706	$15,583

(1)	Includes issuers of securities that have a carrying value that is less than 10 percent of FHLB capital.

Loan Portfolio Analysis

The FHLB's outstanding loans, loans 90 days or more past due and accruing interest, and allowance for credit loss information for the five years ended December 31 are shown below. The FHLB's interest and related shortfall on non-accrual loans and loans modified in troubled debt restructurings was not material during the years presented below.

(Dollars in millions)	2017	2016	2015	2014	2013
Domestic:
Advances	$69,918	$69,882	$73,292	$70,406	$65,270
Real estate mortgages	$9,682	$9,150	$7,954	$6,956	$6,782
Real estate mortgages past due 90 days or more (including those in process of foreclosure) and still accruing interest, unpaid principal balance	$26	$33	$42	$66	$89
Non-accrual loans, unpaid principal balance (1)	$3	$4	$7	$4	$3
Troubled debt restructurings, unpaid principal balance (not included above)	$9	$8	$8	$5	$4
Allowance for credit losses on mortgage loans, beginning of year	$1	$2	$5	$7	$18
Net charge-offs	—	(1)	(3)	(2)	(4)
Provision (reversal) for credit losses	—	—	—	—	(7)
Allowance for credit losses on mortgage loans, end of year	$1	$1	$2	$5	$7
Ratio of net charge-offs during the period to average loans outstanding during the period	—%	0.01%	0.04%	0.03%	0.05%

(1)	See Note 1 of the Notes to Financial Statements for an explanation of the FHLB's non-accrual policy.

Other Borrowings

Borrowings with original maturities of one year or less are classified as short-term. The following is a summary of short-term borrowings exceeding 30 percent of total capital for the years ended December 31:

(Dollars in millions)	2017	2016	2015
Discount Notes
Outstanding at year-end (book value)	$46,211	$44,690	$77,199
Weighted average rate at year-end (1) (2)	1.23%	0.46%	0.24%
Daily average outstanding for the year (book value)	$43,124	$49,835	$52,706
Weighted average rate for the year (2)	0.89%	0.35%	0.12%
Highest outstanding at any month-end (book value)	$51,762	$63,137	$77,199
Bonds (short-term)
Outstanding at year-end (par value)	$14,405	$11,332	$4,415
Weighted average rate at year-end (2) (3)	1.35%	0.66%	0.23%
Daily average outstanding for the year (par value)	$10,359	$11,996	$6,974
Weighted average rate for the year (2) (3)	0.93%	0.51%	0.13%
Highest outstanding at any month-end (par value)	$14,405	$14,591	$13,825

(1)	Represents an implied rate without consideration of concessions.

(2)	Amounts used to calculate weighted average rates for the year are based on dollars in thousands. Accordingly, recalculations based upon amounts in millions may not produce the same results.

(3)	Represents the effective coupon rate.

Term Deposits

At December 31, 2017, term deposits in denominations of $100,000 or more totaled $52,550,000. The table below presents the maturities for term deposits in denominations of $100,000 or more:

(In millions) By remaining maturity at December 31, 2017	3 months or less	Over 3 months but within 6 months	Over 6 months but within 12 months	Over 12 months but within 24 months	Total
Time certificates of deposit	$30	$7	$13	$3	$53

Ratios

	2017	2016	2015
Return on average assets	0.31%	0.25%	0.24%
Return on average equity	6.15	5.35	5.04
Average equity to average assets	5.00	4.76	4.78
Dividend payout ratio	66.31%	63.92%	67.68%

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Information required under this Item is set forth in the “Quantitative and Qualitative Disclosures About Risk Management” caption at Part II, Item 7, of this filing.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of the
Federal Home Loan Bank of Cincinnati

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of condition of the Federal Home Loan Bank of Cincinnati (the “FHLB”) as of December 31, 2017 and 2016, and the related statements of income, comprehensive income, capital and cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “financial statements”). We also have audited the FHLB’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the FHLB as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the FHLB maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The FHLB’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the FHLB’s financial statements and on the FHLB’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the FHLB in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

Cincinnati, Ohio
March 15, 2018

We have served as the FHLB’s auditor since 1990.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CONDITION

(In thousands, except par value)	December 31,
	2017	2016
ASSETS
Cash and due from banks (Note 3)	$26,550	$8,737
Interest-bearing deposits	140	129
Securities purchased under agreements to resell	7,701,929	5,229,487
Federal funds sold	3,650,000	4,257,000
Investment securities:
Trading securities (Note 4)	781	970
Available-for-sale securities (Note 5)	899,876	1,300,023
Held-to-maturity securities (includes $0 and $0 pledged as collateral in 2017 and 2016, respectively, that may be repledged) (a) (Note 6)	14,804,970	14,546,979
Total investment securities	15,705,627	15,847,972
Advances (includes $15,013 and $15,093 at fair value under fair value option in 2017 and 2016, respectively) (Note 8)	69,918,224	69,882,074
Mortgage loans held for portfolio:
Mortgage loans held for portfolio (Note 9)	9,682,130	9,149,860
Less: allowance for credit losses on mortgage loans (Note 10)	1,190	1,142
Mortgage loans held for portfolio, net	9,680,940	9,148,718
Accrued interest receivable	128,561	109,886
Premises, software, and equipment, net	8,896	9,187
Derivative assets (Note 11)	60,695	104,753
Other assets	13,652	37,338
TOTAL ASSETS	$106,895,214	$104,635,281
LIABILITIES
Deposits (Note 12)	$650,531	$765,879
Consolidated Obligations: (Note 13)
Discount Notes	46,210,458	44,689,662
Bonds (includes $5,577,315 and $7,895,510 at fair value under fair value option in 2017 and 2016, respectively)	54,163,061	53,190,866
Total Consolidated Obligations	100,373,519	97,880,528
Mandatorily redeemable capital stock (Note 15)	30,031	34,782
Accrued interest payable	128,652	119,322
Affordable Housing Program payable (Note 14)	109,877	104,883
Derivative liabilities (Note 11)	2,893	17,874
Other liabilities	435,198	733,918
Total liabilities	101,730,701	99,657,186
Commitments and contingencies (Note 20)
CAPITAL (Note 15)
Capital stock Class B putable ($100 par value); issued and outstanding shares: 42,411 shares in 2017 and 41,569 shares in 2016	4,241,140	4,156,944
Retained earnings:
Unrestricted	617,034	574,122
Restricted	322,999	260,285
Total retained earnings	940,033	834,407
Accumulated other comprehensive loss (Note 16)	(16,660)	(13,256)
Total capital	5,164,513	4,978,095
TOTAL LIABILITIES AND CAPITAL	$106,895,214	$104,635,281

(a)	Fair values: $14,682,329 and $14,413,231 at December 31, 2017 and 2016, respectively.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF INCOME

(In thousands)	For the Years Ended December 31,
	2017	2016	2015
INTEREST INCOME:
Advances	$903,620	$576,970	$366,651
Prepayment fees on Advances, net	1,351	9,874	2,723
Interest-bearing deposits	181	320	88
Securities purchased under agreements to resell	23,340	9,491	2,147
Federal funds sold	70,287	34,313	12,106
Investment securities:
Trading securities	19	20	22
Available-for-sale securities	6,228	5,822	2,198
Held-to-maturity securities	306,204	325,500	325,449
Total investment securities	312,451	331,342	327,669
Mortgage loans held for portfolio	297,075	261,071	251,594
Loans to other FHLBanks	—	13	—
Total interest income	1,608,305	1,223,394	962,978
INTEREST EXPENSE:
Consolidated Obligations:
Discount Notes	384,976	173,595	65,217
Bonds	786,922	681,757	566,970
Total Consolidated Obligations	1,171,898	855,352	632,187
Deposits	4,738	1,320	360
Loans from other FHLBanks	10	1	—
Mandatorily redeemable capital stock	2,514	3,517	2,432
Other borrowings	2	—	—
Total interest expense	1,179,162	860,190	634,979
NET INTEREST INCOME	429,143	363,204	327,999
Provision for credit losses	500	—	—
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	428,643	363,204	327,999
NON-INTEREST (LOSS) INCOME:
Net losses on trading securities	(6)	(5)	(18)
Net realized gains from sale of held-to-maturity securities	—	38,763	—
Net gains on financial instruments held under fair value option	10,409	40,503	1,057
Net (losses) gains on derivatives and hedging activities	(24,464)	(47,431)	13,037
Standby Letters of Credit fees	10,895	12,195	13,098
Other, net	1,929	2,206	2,720
Total non-interest (loss) income	(1,237)	46,231	29,894
NON-INTEREST EXPENSE:
Compensation and benefits	45,543	41,932	39,766
Other operating expenses	18,880	25,935	21,728
Finance Agency	6,598	6,325	6,793
Office of Finance	4,484	4,284	4,698
Litigation settlement	—	25,250	—
Other	3,213	7,337	2,566
Total non-interest expense	78,718	111,063	75,551
INCOME BEFORE ASSESSMENTS	348,688	298,372	282,342
Affordable Housing Program assessments	35,120	30,189	27,906
NET INCOME	$313,568	$268,183	$254,436
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)	For the Years Ended December 31,
	2017	2016	2015
Net income	$313,568	$268,183	$254,436
Other comprehensive income adjustments:
Net unrealized (losses) gains on available-for-sale securities	(147)	(58)	105
Pension and postretirement benefits	(3,257)	79	3,214
Total other comprehensive income adjustments	(3,404)	21	3,319
Comprehensive income	$310,164	$268,204	$257,755

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CAPITAL

(In thousands)	Capital Stock Class B - Putable		Retained Earnings			Accumulated Other Comprehensive	Total
	Shares	Par Value	Unrestricted	Restricted	Total	Loss	Capital
BALANCE, DECEMBER 31, 2014	42,665	$4,266,543	$499,651	$155,761	$655,412	$(16,596)	$4,905,359
Comprehensive income			203,549	50,887	254,436	3,319	257,755
Proceeds from sale of capital stock	1,912	191,132					191,132
Net shares reclassified to mandatorily redeemable capital stock	(289)	(28,919)					(28,919)
Cash dividends on capital stock			(172,202)		(172,202)		(172,202)
BALANCE, DECEMBER 31, 2015	44,288	4,428,756	530,998	206,648	737,646	(13,277)	5,153,125
Comprehensive income			214,546	53,637	268,183	21	268,204
Proceeds from sale of capital stock	920	92,027					92,027
Net shares reclassified to mandatorily redeemable capital stock	(3,639)	(363,839)					(363,839)
Cash dividends on capital stock			(171,422)		(171,422)		(171,422)
BALANCE, DECEMBER 31, 2016	41,569	4,156,944	574,122	260,285	834,407	(13,256)	4,978,095
Comprehensive income			250,854	62,714	313,568	(3,404)	310,164
Proceeds from sale of capital stock	3,547	354,654					354,654
Net shares reclassified to mandatorily redeemable capital stock	(2,705)	(270,458)					(270,458)
Cash dividends on capital stock			(207,942)		(207,942)		(207,942)
BALANCE, DECEMBER 31, 2017	42,411	$4,241,140	$617,034	$322,999	$940,033	$(16,660)	$5,164,513

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CASH FLOWS

(In thousands)	For the Years Ended December 31,
	2017	2016	2015
OPERATING ACTIVITIES:
Net income	$313,568	$268,183	$254,436
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,973	55,296	35,793
Net change in derivative and hedging activities	6,927	63,806	12,651
Net change in fair value adjustments on trading securities	6	5	18
Net change in fair value adjustments on financial instruments held under fair value option	(10,409)	(40,503)	(1,057)
Other adjustments	489	(38,774)	(11)
Net change in:
Accrued interest receivable	(18,701)	(15,028)	(13,473)
Other assets	23,686	(24,325)	(1,120)
Accrued interest payable	4,743	21,273	4,694
Other liabilities	15,456	32,560	41,036
Total adjustments	80,170	54,310	78,531
Net cash provided by operating activities	393,738	322,493	332,967

INVESTING ACTIVITIES:
Net change in:
Interest-bearing deposits	46,981	(113,516)	12,092
Securities purchased under agreements to resell	(2,472,442)	5,302,492	(7,188,979)
Federal funds sold	607,000	6,588,000	(4,245,000)
Premises, software, and equipment	(2,647)	(1,623)	(1,834)
Trading securities:
Proceeds from maturities of long-term	182	184	164
Available-for-sale securities:
Net decrease (increase) in short-term	400,000	(600,000)	650,000
Held-to-maturity securities:
Net (increase) decrease in short-term	(2,753)	1,404	(6,585)
Proceeds from maturities of long-term	2,420,330	2,924,469	2,611,029
Proceeds from sale of long-term	—	852,199	—
Purchases of long-term	(2,992,069)	(2,529,144)	(3,172,521)
Advances:
Repaid	2,366,633,884	1,364,290,711	930,146,812
Originated	(2,366,705,248)	(1,360,955,355)	(933,090,216)
Mortgage loans held for portfolio:
Principal collected	1,218,035	1,661,697	1,383,198
Purchases	(1,788,156)	(2,899,907)	(2,414,064)
Net cash (used in) provided by investing activities	(2,636,903)	14,521,611	(15,315,904)

The accompanying notes are an integral part of these financial statements.

(continued from previous page)
FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CASH FLOWS

(In thousands)	For the Years Ended December 31,
	2017	2016	2015
FINANCING ACTIVITIES:
Net change in deposits and pass-through reserves	$(99,633)	$3,567	$74,725
Net payments on derivative contracts with financing elements	(4,210)	(23,185)	(28,458)
Net proceeds from issuance of Consolidated Obligations:
Discount Notes	449,775,543	325,535,819	305,975,240
Bonds	27,080,080	50,922,924	19,042,816
Payments for maturing and retiring Consolidated Obligations:
Discount Notes	(448,296,555)	(358,051,273)	(270,027,809)
Bonds	(26,065,750)	(32,787,008)	(43,118,354)
Proceeds from issuance of capital stock	354,654	92,027	191,132
Payments for repurchase/redemption of mandatorily redeemable capital stock	(275,209)	(366,952)	(53,987)
Cash dividends paid	(207,942)	(171,422)	(172,202)
Net cash provided by (used in) financing activities	2,260,978	(14,845,503)	11,883,103
Net increase (decrease) in cash and cash equivalents	17,813	(1,399)	(3,099,834)
Cash and cash equivalents at beginning of the period	8,737	10,136	3,109,970
Cash and cash equivalents at end of the period	$26,550	$8,737	$10,136
Supplemental Disclosures:
Interest paid	$1,157,662	$858,401	$642,179
Affordable Housing Program payments, net	$30,126	$32,658	$18,657

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

Premiums and Discounts. The FHLB amortizes purchased premiums and accretes purchased discounts on mortgage-backed securities using the retrospective interest method (retrospective method). The retrospective method requires that the FHLB estimate prepayments over the estimated life of the securities and make a retrospective adjustment of the effective yield each time that the FHLB changes the estimated life as if the new estimate had been known since the original acquisition date of the securities. The FHLB uses nationally recognized third-party prepayment models to project estimated cash flows. Due to their short term nature, the FHLB amortizes premiums and accretes discounts on other investment categories with a term of one year or less using a straight-line methodology based on the contractual maturity of the securities. Analyses of the straight-line compared to the interest, or level-yield, methodology have been performed by the FHLB and it has determined that the impact of the difference on the financial statements for each period reported, taken individually and as a whole, is not material.

Gains and Losses on Sales. The FHLB computes gains and losses on sales of investment securities using the specific identification method and includes these gains and losses in other income.

Investment Securities - Other-than-Temporary Impairment. The FHLB evaluates its individual available-for-sale and held-to-maturity securities in an unrealized loss position for other-than-temporary impairment on a quarterly basis. A security is considered impaired when its fair value is less than its amortized cost. The FHLB considers an other-than-temporary impairment to have occurred under any of the following conditions:

▪	if the FHLB has an intent to sell the impaired debt security;

▪	if, based on available evidence, the FHLB believes it is more likely than not that it will be required to sell the impaired debt security before the recovery of its amortized cost basis; or

▪	if the FHLB does not expect to recover the entire amortized cost basis of the debt security.

Recognition of Other-than-Temporary Impairment. If either of the first two conditions above is met, the FHLB recognizes an other-than-temporary impairment charge in earnings equal to the entire difference between the security's amortized cost basis and its fair value as of the Statement of Condition date. For securities in an unrealized loss position that do not meet either of the first two conditions, the entire loss position, or total other-than-temporary impairment, is evaluated to determine the extent and amount of credit loss.

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

If a new Advance qualifies as a modification of the original Advance, the net prepayment fee is deferred, recorded in the basis of the modified Advance, and amortized/accreted using a level-yield methodology over the life of the modified Advance to Advance interest income.

For prepaid Advances that are hedged and meet the hedge accounting requirements, the FHLB terminates the hedging relationship upon prepayment and records the associated fair value gains and losses, adjusted for the prepayment fees, in interest income. If the new Advance qualifies as a modification of the original hedged Advance, the associated fair value gains or losses of the Advance and the prepayment fees are included in the basis of the modified Advance. Such gains or losses and prepayment fees are then amortized in interest income over the life of the modified Advance using a level-yield methodology.

If a new Advance does not qualify as a modification of a prepaid Advance, the prepaid Advance is treated as an Advance termination with subsequent funding of a new Advance and the fees on the prepaid Advance, net of related hedging adjustments, are recorded in interest income as “Prepayment fees on Advances, net.”

The FHLB defers commitment fees for Advances and amortizes them to interest income using a level-yield methodology. Refundable fees are deferred until the commitment expires or until the Advance is made. The FHLB records commitment fees for Standby Letters of Credit as deferred income when it receives the fees and accretes them using a straight-line methodology over the term of the Standby Letter of Credit. Based upon past experience, the FHLB's management believes that the likelihood of Standby Letters of Credit being drawn upon is remote.

Mortgage Loans Held for Portfolio. The FHLB classifies mortgage loans as held for portfolio and, accordingly, reports them at their principal amount outstanding net of unamortized premiums and discounts and hedging basis adjustments on loans initially classified as mortgage loan commitments. The FHLB has the intent and ability to hold these mortgage loans to maturity.

Premiums and Discounts. The FHLB defers and amortizes premiums and accretes discounts paid to and received by the FHLB's participating Members (Participating Financial Institutions, or PFIs) and hedging basis adjustments, as interest income using the contractual interest method (contractual method).

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

Loans on non-accrual status and considered collateral-dependent are measured for impairment based on the fair value of the underlying property (net of estimated selling costs) and the amount of applicable credit enhancements. Loans are considered collateral-dependent if repayment is expected to be provided solely by the sale of the underlying property, that is, there is no other available and reliable source of repayment. Collateral-dependent loans are impaired if the fair value of the underlying collateral is insufficient to recover the unpaid principal balance on the loan. Interest income on impaired loans is recognized in the same manner as non-accrual loans noted below.

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

Charge-off Policy. A charge-off is recorded if it is estimated that the recorded investment in a loan will not be recovered. The FHLB evaluates whether to record a charge-off on a conventional mortgage loan upon the occurrence of a confirming event, such as notification of a claim against any of the credit enhancements. The FHLB also charges off the portion of outstanding conventional mortgage loan balances in excess of fair value of the underlying property, less cost to sell and adjusted for any available credit enhancements, for loans that are 180 days or more delinquent and/or certain loans that the borrower has filed for bankruptcy.

Premises, Software and Equipment, Net. The FHLB records premises, software and equipment at cost less accumulated depreciation and amortization. The FHLB's accumulated depreciation and amortization related to these items was $26,167,000 and $23,345,000 at December 31, 2017 and 2016. The FHLB computes depreciation on a straight-line methodology over the estimated useful lives of assets ranging from three to ten years. The FHLB amortizes leasehold improvements on a straight-line basis over the shorter of the estimated useful life of the improvement or the remaining term of the lease. The FHLB capitalizes improvements and major renewals but expenses ordinary maintenance and repairs when incurred. Depreciation and amortization expense for premises, software and equipment was $2,949,000, $2,883,000, and $2,691,000 for the years ended December 31, 2017, 2016, and 2015.

The FHLB includes gains and losses on disposal of premises, software and equipment in other income. The net realized gain on disposal of premises, software and equipment was $11,000 for each of the years ended December 31, 2017, 2016, and 2015.

The cost of computer software developed or obtained for internal use is capitalized and amortized over future periods. As of December 31, 2017 and 2016, the FHLB had $4,725,000 and $4,902,000 in unamortized computer software costs. Amortization of computer software costs charged to expense was $2,157,000, $2,080,000, and $1,965,000 for the years ended December 31, 2017, 2016, and 2015.

Derivatives. All derivatives are recognized on the Statements of Condition at their fair values and are reported as either derivative assets or derivative liabilities, net of cash collateral, including initial and certain variation margin, and accrued interest from counterparties. The fair values of derivatives are netted by counterparty when the netting requirements have been met. If these netted amounts are positive, they are classified as an asset and, if negative, they are classified as a liability. Cash flows associated with derivatives are reflected as cash flows from operating activities in the Statement of Cash Flows unless the derivative meets the criteria to be a financing derivative.

The FHLB utilizes two Derivative Clearing Organizations (Clearinghouses), for all cleared derivative transactions, LCH.Clearnet LLC and CME Clearing. Effective January 3, 2017, CME Clearing made certain amendments to its rulebook changing the legal characterization of variation margin payments to be daily settlement payments, rather than collateral. Variation margin related to LCH.Clearnet LLC contracts continues to be characterized as cash collateral through December 31, 2017. At both Clearinghouses, initial margin is considered cash collateral.

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

The difference between accruals of interest receivables and payables on derivatives that are designated as fair value hedge relationships is recognized as adjustments to the interest income or expense of the designated hedged item. The difference between accruals of interest receivables and payables on economic hedges are recognized in other income as “Net (losses) gains on derivatives and hedging activities.”

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

Mandatorily Redeemable Capital Stock. The FHLB reclassifies stock subject to redemption from equity to liability upon expiration of the “grace period” after a Member provides written notice of redemption, gives notice of intent to withdraw from membership, or attains nonmember status by merger or acquisition, charter termination, or involuntary termination from membership, because the Member's shares then meet the definition of a mandatorily redeemable financial instrument. Shares meeting this definition are reclassified to a liability at fair value. Dividends declared on shares classified as a liability are accrued at the expected dividend rate and reflected as interest expense in the Statements of Income. The repurchase or redemption of mandatorily redeemable capital stock is reflected as a cash outflow in the financing activities section of the Statements of Cash Flows.

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

Restricted Retained Earnings. In 2011, the FHLBanks entered into a Joint Capital Enhancement Agreement, as amended (Capital Agreement). Under the Capital Agreement, the FHLB contributes 20 percent of its quarterly net income to a separate restricted retained earnings account until the account balance equals at least one percent of the FHLB's average balance of outstanding Consolidated Obligations for the previous quarter. These restricted retained earnings are not available to pay dividends and are presented separately on the Statements of Condition.

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

Note 2 - Recently Issued Accounting Standards and Interpretations

Targeted Improvements to Accounting for Hedging Activities. On August 28, 2017, the Financial Accounting Standards Board (FASB) issued amended guidance to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. This guidance requires that, for fair value hedges, the entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness be presented in the same income statement line that is used to present the earnings effect of the hedged item. For cash flow hedges, the entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness must be recorded in other comprehensive income. In addition, the amendments include certain targeted improvements to the assessment of hedge effectiveness. This guidance becomes effective for the FHLB for interim and annual periods beginning on January 1, 2019, and early adoption is permitted. The amended presentation and disclosure guidance is required only prospectively. The FHLB does not intend to adopt the new guidance early. The FHLB is in the process of evaluating this guidance, and its effect on the FHLB’s financial condition, results of operations, and cash flows has not yet been determined.
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
Improving the Presentation of Net Periodic Pension and Postretirement Benefit Cost. On March 10, 2017, the FASB issued amended guidance that requires an employer to disaggregate the service cost component from the other components of net periodic pension and postretirement benefit costs (net benefit costs). The amendments also provide explicit guidance on how to present the service cost component and the other components of net benefit costs in the income statement and allow only the service cost component of net benefit cost to be eligible for capitalization. This guidance became effective for the FHLB for interim and annual periods, and adopted retrospectively, beginning on January 1, 2018, for the presentation of the service cost component and the other components of net benefit costs in the income statement. For the capitalization of the service cost component of net benefit costs, this guidance was applied prospectively on and after the effective date. This guidance did not have a material effect on the FHLB's financial condition, results of operations, and cash flows.
Classification of Certain Cash Receipts and Cash Payments. On August 26, 2016, the FASB issued amendments to clarify guidance on the classification of certain cash receipts and payments in the Statement of Cash Flows. This guidance is intended to reduce existing diversity in practice in how certain cash receipts and cash payments are presented and classified on the Statement of Cash Flows. This guidance became effective for the FHLB for interim and annual periods beginning on January 1, 2018. However, adoption of this guidance did not have any effect on the FHLB's financial condition, results of operations, and cash flows.
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

The guidance became effective for the FHLB for the interim and annual periods beginning on January 1, 2018. While the adoption of this guidance affects the FHLB's disclosures, the requirement to present the instrument-specific credit risk in other comprehensive income did not have any effect on the FHLB's financial condition, results of operations, and cash flows.

Revenue from Contracts with Customers. On May 28, 2014, the FASB issued guidance on revenue from contracts with customers. This guidance applies to all contracts with customers except those that are within the scope of certain other standards, such as financial instruments, certain guarantees, insurance contracts, and lease contracts. This guidance became effective for the FHLB for the interim and annual periods beginning on January 1, 2018. Given that the majority of the FHLB's financial instruments and other contractual rights that generate revenue are covered by other GAAP, the adoption of this guidance did not have any effect on the FHLB's financial condition, results of operations, and cash flows.

Note 3 - Cash and Due from Banks

Cash and due from banks on the Statement of Condition includes cash on hand, cash items in the process of collection, compensating balances, and amounts due from correspondent banks and the Federal Reserve Bank.

Compensating Balances. The FHLB maintains collected cash balances with commercial banks in return for certain services. These agreements contain no legal restrictions on the withdrawal of funds. The average collected cash balances for the years ended December 31, 2017 and 2016 were approximately $98,000 and $50,000.

Pass-through Deposit Reserves. The FHLB acts as a pass-through correspondent for Member institutions required to deposit reserves with the Federal Reserve Banks. The amount shown as “Cash and due from banks” includes pass-through reserves deposited with Federal Reserve Banks of approximately $1,805,000 and $576,000 as of December 31, 2017 and 2016.

Note 4 - Trading Securities

Table 4.1 - Trading Securities by Major Security Types (in thousands)

Fair Value	December 31, 2017	December 31, 2016
Mortgage-backed securities:
U.S. obligation single-family mortgage-backed securities	$781	$970
Total	$781	$970

Table 4.2 - Net Losses on Trading Securities (in thousands)

	For the Years Ended December 31,
	2017	2016	2015
Net losses on trading securities held at period end	$(6)	$(5)	$(18)
Net losses on trading securities	$(6)	$(5)	$(18)

Note 5 - Available-for-Sale Securities

Table 5.1 - Available-for-Sale Securities by Major Security Types (in thousands)

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$900,000	$—	$(124)	$899,876
Total	$900,000	$—	$(124)	$899,876

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$1,300,000	$38	$(15)	$1,300,023
Total	$1,300,000	$38	$(15)	$1,300,023

All securities outstanding with gross unrealized losses at December 31, 2017 and 2016 were in a continuous unrealized loss position for less than 12 months.

Table 5.2 - Available-for-Sale Securities by Contractual Maturity (in thousands)

	December 31, 2017		December 31, 2016
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$900,000	$899,876	$1,300,000	$1,300,023

Table 5.3 - Interest Rate Payment Terms of Available-for-Sale Securities (in thousands)

	December 31, 2017	December 31, 2016
Amortized cost of available-for-sale securities:
Fixed-rate	$900,000	$1,300,000

Realized Gains and Losses. The FHLB had no sales of securities out of its available-for-sale portfolio for the years ended December 31, 2017, 2016, or 2015.

Note 6 - Held-to-Maturity Securities

Table 6.1 - Held-to-Maturity Securities by Major Security Types (in thousands)

	December 31, 2017
	Amortized Cost (1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
Non-mortgage-backed securities:
U.S. Treasury obligations	$34,033	$—	$(6)	$34,027
Total non-mortgage-backed securities	34,033	—	(6)	34,027
Mortgage-backed securities:
U.S. obligation single-family mortgage-backed securities	2,483,446	1,974	(23,547)	2,461,873
Government-sponsored enterprises (GSE) single-family mortgage-backed securities	6,703,367	37,265	(138,960)	6,601,672
GSE multi-family mortgage-backed securities	5,584,124	4,956	(4,323)	5,584,757
Total mortgage-backed securities	14,770,937	44,195	(166,830)	14,648,302
Total	$14,804,970	$44,195	$(166,836)	$14,682,329

	December 31, 2016
	Amortized Cost (1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
Non-mortgage-backed securities:
GSE	$31,279	$1	$—	$31,280
Total non-mortgage-backed securities	31,279	1	—	31,280
Mortgage-backed securities:
U.S. obligation single-family mortgage-backed securities	3,183,219	3,653	(23,151)	3,163,721
GSE single-family mortgage-backed securities	8,186,733	36,161	(147,494)	8,075,400
GSE multi-family mortgage-backed securities	3,145,748	988	(3,906)	3,142,830
Total mortgage-backed securities	14,515,700	40,802	(174,551)	14,381,951
Total	$14,546,979	$40,803	$(174,551)	$14,413,231

(1)	Carrying value equals amortized cost.

Table 6.2 - Net Purchased Premiums Included in the Amortized Cost of Mortgage-backed Securities Classified as Held-to-Maturity (in thousands)

	December 31, 2017	December 31, 2016
Premiums	$49,713	$60,519
Discounts	(24,243)	(31,474)
Net purchased premiums	$25,470	$29,045

Table 6.3 summarizes the held-to-maturity securities with unrealized losses, which are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

Table 6.3 - Held-to-Maturity Securities in a Continuous Unrealized Loss Position (in thousands)

	December 31, 2017
	Less than 12 Months		12 Months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Non-mortgage-backed securities:
U.S. Treasury obligations	$34,027	$(6)	$—	$—	$34,027	$(6)
Total non-mortgage-backed securities	34,027	(6)	—	—	34,027	(6)
Mortgage-backed securities:
U.S. obligation single-family mortgage-backed securities	1,193,566	(10,455)	657,209	(13,092)	1,850,775	(23,547)
GSE single-family mortgage-backed securities	1,169,590	(14,171)	3,578,537	(124,789)	4,748,127	(138,960)
GSE multi-family mortgage-backed securities	1,133,452	(4,307)	136,051	(16)	1,269,503	(4,323)
Total mortgage-backed securities	3,496,608	(28,933)	4,371,797	(137,897)	7,868,405	(166,830)
Total	$3,530,635	$(28,939)	$4,371,797	$(137,897)	$7,902,432	$(166,836)

	December 31, 2016
	Less than 12 Months		12 Months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Mortgage-backed securities:
U.S. obligation single-family mortgage-backed securities	$2,151,584	$(23,151)	$—	$—	$2,151,584	$(23,151)
GSE single-family mortgage-backed securities	4,548,897	(90,119)	1,193,241	(57,375)	5,742,138	(147,494)
GSE multi-family mortgage-backed securities	1,897,043	(3,906)	—	—	1,897,043	(3,906)
Total	$8,597,524	$(117,176)	$1,193,241	$(57,375)	$9,790,765	$(174,551)

Table 6.4 - Held-to-Maturity Securities by Contractual Maturity (in thousands)

	December 31, 2017		December 31, 2016
Year of Maturity	Amortized Cost (1)	Fair Value	Amortized Cost (1)	Fair Value
Non-mortgage-backed securities:
Due in 1 year or less	$34,033	$34,027	$31,279	$31,280
Due after 1 year through 5 years	—	—	—	—
Due after 5 years through 10 years	—	—	—	—
Due after 10 years	—	—	—	—
Total non-mortgage-backed securities	34,033	34,027	31,279	31,280
Mortgage-backed securities (2)	14,770,937	14,648,302	14,515,700	14,381,951
Total	$14,804,970	$14,682,329	$14,546,979	$14,413,231

(1)	Carrying value equals amortized cost.

(2)
Mortgage-backed securities are not presented by contractual maturity because their expected maturities will likely differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 6.5 - Interest Rate Payment Terms of Held-to-Maturity Securities (in thousands)

	December 31, 2017	December 31, 2016
Amortized cost of non-mortgage-backed securities:
Fixed-rate	$34,033	$31,279
Total amortized cost of non-mortgage-backed securities	34,033	31,279
Amortized cost of mortgage-backed securities:
Fixed-rate	8,003,906	9,706,072
Variable-rate	6,767,031	4,809,628
Total amortized cost of mortgage-backed securities	14,770,937	14,515,700
Total	$14,804,970	$14,546,979

Realized Gains and Losses. The FHLB sold securities out of its held-to-maturity portfolio during the period noted below in Table 6.6, each of which had less than 15 percent of the acquired principal outstanding at the time of the sale. These sales were considered maturities for the purposes of security classification.

Table 6.6 - Proceeds from Sale and Gains on Held-to-Maturity Securities (in thousands)

	For the Years Ended December 31,
	2017	2016	2015
Proceeds from sale of held-to-maturity securities	$—	$852,199	$—
Gross gains from sale of held-to-maturity securities	—	38,763	—

Note 7 - Other-Than-Temporary Impairment Analysis

The FHLB evaluates any of its individual available-for-sale and held-to-maturity investment securities holdings in an unrealized loss position for other-than-temporary impairment on a quarterly basis.

For its U.S. obligations and GSE investments (mortgage-backed securities and non-mortgage-backed securities), the FHLB has determined that the strength of the issuers' guarantees through direct obligations or support from the U.S. government is sufficient to protect the FHLB from losses based on current expectations. As a result, the FHLB determined that, as of December 31, 2017, all of the gross unrealized losses on these investments were temporary as the declines in market value of these securities were not attributable to credit quality. Furthermore, the FHLB does not intend to sell the investments, and it is not more likely than not that the FHLB will be required to sell the investments before recovery of their amortized cost bases. As a result, the FHLB did not consider any of these investments to be other-than-temporarily impaired at December 31, 2017.

The FHLB also reviewed its available-for-sale securities that have experienced unrealized losses at December 31, 2017 and determined that the unrealized losses were temporary, based on the creditworthiness of the issuers and the related collateral characteristics, and that the FHLB will recover its entire amortized cost basis. Additionally, because the FHLB does not intend to sell these securities, nor is it more likely than not that the FHLB will be required to sell the securities before recovery, it did not consider the investments to be other-than-temporarily impaired at December 31, 2017.

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

Table 8.1 - Advance Redemption Terms (dollars in thousands)

	December 31, 2017		December 31, 2016
Redemption Term	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Overdrawn demand deposit accounts	$1,302	1.55%	$—	—%
Due in 1 year or less	40,473,141	1.55	23,129,060	0.85
Due after 1 year through 2 years	15,655,118	1.69	21,503,138	1.06
Due after 2 years through 3 years	6,537,170	1.74	14,292,353	1.12
Due after 3 years through 4 years	1,980,655	2.00	5,322,050	1.26
Due after 4 years through 5 years	893,283	2.07	963,105	1.78
Thereafter	4,437,731	2.17	4,697,315	1.75
Total par value	69,978,400	1.66	69,907,021	1.07
Commitment fees	(510)		(534)
Discount on Affordable Housing Program (AHP) Advances	(5,795)		(7,435)
Premiums	1,789		2,061
Discounts	(4,252)		(5,994)
Hedging adjustments	(51,421)		(13,138)
Fair value option valuation adjustments and accrued interest	13		93
Total	$69,918,224		$69,882,074

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

Table 8.2 - Advances by Year of Contractual Maturity or Next Call Date (in thousands)

Year of Contractual Maturity or Next Call Date	December 31, 2017	December 31, 2016
Overdrawn demand deposit accounts	$1,302	$—
Due in 1 year or less	46,390,733	33,831,156
Due after 1 year through 2 years	15,054,889	15,901,805
Due after 2 years through 3 years	3,768,534	13,608,214
Due after 3 years through 4 years	2,903,655	2,982,425
Due after 4 years through 5 years	506,557	2,243,105
Thereafter	1,352,730	1,340,316
Total par value	$69,978,400	$69,907,021

The FHLB also offers putable Advances. With a putable Advance, the FHLB effectively purchases put options from the Member that allows the FHLB to terminate the Advance at predetermined dates. The FHLB normally would exercise its put option when interest rates increase relative to contractual rates.

Table 8.3 - Advances by Year of Contractual Maturity or Next Put Date for Putable Advances (in thousands)

Year of Contractual Maturity or Next Put Date	December 31, 2017	December 31, 2016
Overdrawn demand deposit accounts	$1,302	$—
Due in 1 year or less	40,588,641	23,499,560
Due after 1 year through 2 years	15,649,618	21,248,138
Due after 2 years through 3 years	6,537,170	14,286,853
Due after 3 years through 4 years	1,980,655	5,322,050
Due after 4 years through 5 years	893,283	963,105
Thereafter	4,327,731	4,587,315
Total par value	$69,978,400	$69,907,021

Table 8.4 - Advances by Interest Rate Payment Terms (in thousands)

	December 31, 2017	December 31, 2016
Fixed-rate (1)
Due in one year or less	$26,505,900	$16,330,685
Due after one year	10,109,877	8,369,765
Total fixed-rate (1)	36,615,777	24,700,450
Variable-rate (1)
Due in one year or less	13,968,543	6,798,375
Due after one year	19,394,080	38,408,196
Total variable-rate (1)	33,362,623	45,206,571
Total par value	$69,978,400	$69,907,021

(1)	Payment terms based on current interest rate terms, which reflect any option exercises or rate conversions that have occurred subsequent to the related Advance issuance.

Credit Risk Exposure. The FHLB's potential credit risk from Advances is concentrated in commercial banks and insurance companies. The FHLB's Advances outstanding that were greater than or equal to $1.0 billion per borrower were $54.8 billion (78.3 percent) and $55.5 billion (79.4 percent) at December 31, 2017 and 2016, respectively. These Advances were made to 12 and 9 borrowers (Members and former Members) at December 31, 2017 and 2016. See Note 10 for information related to the FHLB's credit risk on Advances and allowance methodology for credit losses.

Table 8.5 - Borrowers Holding Five Percent or more of Total Advances, Including Any Known Affiliates that are Members of the FHLB (dollars in millions)

December 31, 2017			December 31, 2016
	Principal	% of Total Par Value of Advances		Principal	% of Total Par Value of Advances
JPMorgan Chase Bank, N.A.	$23,950	34%	JPMorgan Chase Bank, N.A.	$32,300	46%
U.S. Bank, N.A.	8,975	13	U.S. Bank, N.A.	8,563	12
Third Federal Savings and Loan Association	3,756	5	Total	$40,863	58%
The Huntington National Bank	3,732	5
Total	$40,413	57%

Note 9 - Mortgage Loans Held for Portfolio

Total mortgage loans held for portfolio represent residential mortgage loans under the MPP that the FHLB's Members originate, credit enhance, and then sell to the FHLB. The FHLB does not service any of these loans. The FHLB plans to retain its existing portfolio of mortgage loans.

Table 9.1 - Mortgage Loans Held for Portfolio (in thousands)

	December 31, 2017	December 31, 2016
Unpaid principal balance:
Fixed rate medium-term single-family mortgage loans (1)	$1,128,749	$1,320,585
Fixed rate long-term single-family mortgage loans	8,325,465	7,605,088
Total unpaid principal balance	9,454,214	8,925,673
Premiums	217,716	211,058
Discounts	(3,173)	(3,740)
Hedging basis adjustments (2)	13,373	16,869
Total mortgage loans held for portfolio	$9,682,130	$9,149,860

(1)	Medium-term is defined as a term of 15 years or less.

(2)
Represents the unamortized balance of the mortgage purchase commitments' market values at the time of settlement. The market value of the commitment is included in the basis of the mortgage loan and amortized accordingly.

Table 9.2 - Mortgage Loans Held for Portfolio by Collateral/Guarantee Type (in thousands)

	December 31, 2017	December 31, 2016
Unpaid principal balance:
Conventional mortgage loans	$9,129,003	$8,534,542
FHA mortgage loans	325,211	391,131
Total unpaid principal balance	$9,454,214	$8,925,673

For information related to the FHLB's credit risk on mortgage loans and allowance for credit losses, see Note 10.

Table 9.3 - Members, Including Any Known Affiliates that are Members of the FHLB, and Former Members Selling Five Percent or more of Total Unpaid Principal (dollars in millions)

	December 31, 2017			December 31, 2016
	Principal	% of Total		Principal	% of Total
Union Savings Bank	$3,247	34%	Union Savings Bank	$2,886	32%
Guardian Savings Bank FSB	933	10	Guardian Savings Bank FSB	855	10
PNC Bank, N.A. (1)	516	5	PNC Bank, N.A. (1)	660	7

(1)	Former Member.

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

Members experiencing financial difficulties are subject to FHLB-performed “stress tests” of the impact of poorly performing assets on the Member’s capital and loss reserve positions. Depending on the results of these tests and the level of over-collateralization, a Member may be allowed to maintain pledged loan assets in its custody, may be required to deliver those loans into the custody of the FHLB or its agent, and/or may be required to provide details on these loans to facilitate an estimate of their fair value. The FHLB perfects its security interest in all pledged collateral. The FHLBank Act affords any security interest granted to the FHLB by a Member priority over the claims or rights of any other party except for claims or rights of a third party that would be entitled to priority under otherwise applicable law and that are held by a bona fide purchaser for value or by a secured party holding a prior perfected security interest.

Using a risk-based approach, the FHLB considers the payment status, collateralization levels, and borrower's financial condition to be indicators of credit quality for its credit products. At December 31, 2017 and 2016, the FHLB had rights to collateral on a Member-by-Member basis with an estimated value in excess of its outstanding extensions of credit.

The FHLB evaluates and makes changes to its collateral guidelines, as necessary, based on current market conditions. At December 31, 2017 and 2016, the FHLB did not have any Advances that were past due, in non-accrual status or impaired. In addition, there were no troubled debt restructurings related to credit products of the FHLB during 2017 or 2016.

The FHLB has not experienced any credit losses on Advances since it was founded in 1932. Based upon the collateral held as security, its credit extension and collateral policies and the repayment history on credit products, the FHLB did not record any credit losses on credit products as of December 31, 2017 or 2016. Accordingly, the FHLB did not record any allowance for credit losses on Advances.

At December 31, 2017 and 2016, the FHLB did not record any liability to reflect an allowance for credit losses for off-balance sheet credit exposures. See Note 20 for additional information on the FHLB's off-balance sheet credit exposure.

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

Table 10.1 - Rollforward of Allowance for Credit Losses on Conventional Mortgage Loans (in thousands)

	For the Years Ended December 31,
	2017	2016	2015
Balance, beginning of period	$1,142	$1,686	$4,919
Net charge offs	(452)	(544)	(3,233)
Provision for credit losses	500	—	—
Balance, end of period	$1,190	$1,142	$1,686

Table 10.2 - Allowance for Credit Losses and Recorded Investment on Conventional Mortgage Loans by Impairment Methodology (in thousands)

	December 31, 2017	December 31, 2016
Allowance for credit losses:
Collectively evaluated for impairment	$1,190	$1,142
Individually evaluated for impairment	—	—
Total allowance for credit losses	$1,190	$1,142
Recorded investment:
Collectively evaluated for impairment	$9,373,393	$8,772,681
Individually evaluated for impairment	10,109	9,889
Total recorded investment	$9,383,502	$8,782,570

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

Table 10.3 - Changes in the LRA (in thousands)

	For the Years Ended December 31,
	2017	2016	2015
LRA at beginning of year	$187,684	$158,010	$129,213
Additions	20,677	34,338	33,100
Claims	(506)	(885)	(1,747)
Scheduled distributions	(7,110)	(3,779)	(2,556)
LRA at end of period	$200,745	$187,684	$158,010

Credit Quality Indicators. Key credit quality indicators for mortgage loans include the migration of past due loans, loans in process of foreclosure, and non-accrual loans. The table below summarizes the FHLB's key credit quality indicators for mortgage loans.

Table 10.4 - Recorded Investment in Delinquent Mortgage Loans (dollars in thousands)

	December 31, 2017
	Conventional MPP Loans	FHA Loans	Total
Past due 30-59 days delinquent	$36,662	$20,992	$57,654
Past due 60-89 days delinquent	8,040	6,974	15,014
Past due 90 days or more delinquent	16,702	10,484	27,186
Total past due	61,404	38,450	99,854
Total current mortgage loans	9,322,098	291,371	9,613,469
Total mortgage loans	$9,383,502	$329,821	$9,713,323
Other delinquency statistics:
In process of foreclosure, included above (1)	$10,039	$4,767	$14,806
Serious delinquency rate (2)	0.19%	3.19%	0.29%
Past due 90 days or more still accruing interest (3)	$15,431	$10,484	$25,915
Loans on non-accrual status, included above	$2,713	$—	$2,713

	December 31, 2016
	Conventional MPP Loans	FHA Loans	Total
Past due 30-59 days delinquent	$39,409	$23,206	$62,615
Past due 60-89 days delinquent	9,350	8,275	17,625
Past due 90 days or more delinquent	21,773	14,054	35,827
Total past due	70,532	45,535	116,067
Total current mortgage loans	8,712,038	351,299	9,063,337
Total mortgage loans	$8,782,570	$396,834	$9,179,404
Other delinquency statistics:
In process of foreclosure, included above (1)	$15,412	$5,841	$21,253
Serious delinquency rate (2)	0.26%	3.59%	0.40%
Past due 90 days or more still accruing interest (3)	$19,408	$14,054	$33,462
Loans on non-accrual status, included above	$3,908	$—	$3,908

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

The FHLB did not have any real estate owned at December 31, 2017 or 2016.

Individually Evaluated Impaired Loans. Table 10.5 presents the recorded investment, unpaid principal balance, and related allowance associated with loans individually evaluated for investment.

Table 10.5 - Individually Evaluated Impaired Loan Statistics by Product Class Level (in thousands)

	December 31, 2017			December 31, 2016
Conventional MPP loans	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance	$10,109	$9,912	$—	$9,889	$9,708	$—
With an allowance	—	—	—	—	—	—
Total	$10,109	$9,912	$—	$9,889	$9,708	$—

Table 10.6 - Average Recorded Investment of Individually Evaluated Impaired Loans and Related Interest Income Recognized (in thousands)

	For the Years Ended December 31,
	2017		2016		2015
Individually impaired loans	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Conventional MPP Loans	$8,950	$418	$9,440	$466	$8,433	$438

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

The FHLB's recorded investment in modified loans considered troubled debt restructurings was (in thousands) $10,109 and $9,889 at December 31, 2017 and 2016, respectively. The amount of troubled debt restructurings is not considered material to the FHLB's financial condition, results of operations, or cash flows.

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

Types of Derivatives

The FHLB primarily uses the following derivative instruments:

Interest rate swaps - An interest rate swap is an agreement between two entities to exchange cash flows in the future. The agreement sets the dates on which the cash flows will be exchanged and the manner in which the cash flows will be calculated. One of the simplest forms of an interest rate swap involves the promise by one party to pay cash flows equivalent to the interest on a notional principal amount at a predetermined fixed rate for a given period of time. In return for this promise, this party receives cash flows equivalent to the interest on the same notional principal amount at a variable-rate index for the same period of time. The variable-rate transacted by the FHLB in its derivatives is LIBOR.

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

Types of Hedged Items

The types of assets and liabilities currently hedged with derivatives are:
Investments - The interest rate and prepayment risks associated with the FHLB's investment securities are managed through a combination of debt issuance and, possibly, derivatives. The FHLB may manage the prepayment and interest rate risk by funding investment securities with Consolidated Obligations that have call features or by hedging the prepayment risk with caps or floors, callable swaps or swaptions. The FHLB may also purchase swaptions to minimize the prepayment risk embedded in certain investments. Although these derivatives are valid economic hedges against the prepayment risk of the investments, they are not specifically linked to individual investments and therefore do not receive fair value hedge accounting. These derivatives are marked-to-market through earnings.

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

Table 11.1 summarizes the notional amount, fair value of derivative instruments (excluding fair value adjustments related to variation margin on settled daily contracts), and total derivative assets and liabilities. Total derivative assets and liabilities include the effect of netting adjustments, cash collateral and variation margin for daily settled contracts. For purposes of this disclosure, the derivative values include the fair value of derivatives and the related accrued interest.

Table 11.1 - Fair Value of Derivative Instruments (in thousands)

	December 31, 2017
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as fair value hedging instruments:
Interest rate swaps	$5,992,762	$59,389	$10,771
Derivatives not designated as hedging instruments:
Interest rate swaps	5,789,265	1,040	72,976
Interest rate swaptions	2,316,000	3,171	—
Forward rate agreements	212,000	27	230
Mortgage delivery commitments	218,651	453	17
Total derivatives not designated as hedging instruments	8,535,916	4,691	73,223
Total derivatives before adjustments	$14,528,678	64,080	83,994
Netting adjustments, cash collateral and variation margin for daily settled contracts (1)		(3,385)	(81,101)
Total derivative assets and total derivative liabilities		$60,695	$2,893

	December 31, 2016
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as fair value hedging instruments:
Interest rate swaps	$5,660,420	$37,379	$26,610
Derivatives not designated as hedging instruments:
Interest rate swaps	8,199,000	2,135	64,661
Interest rate swaptions	2,346,000	13,335	—
Forward rate agreements	511,000	681	166
Mortgage delivery commitments	440,849	319	10,628
Total derivatives not designated as hedging instruments	11,496,849	16,470	75,455
Total derivatives before adjustments	$17,157,269	53,849	102,065
Netting adjustments and cash collateral (1)		50,904	(84,191)
Total derivative assets and total derivative liabilities		$104,753	$17,874

(1)
Amounts represent the application of the netting requirements that allow the FHLB to settle positive and negative positions, cash collateral and related accrued interest held or placed by the FHLB with the same clearing agent and/or counterparty, and effective January 3, 2017, includes fair value adjustments on derivatives for which variation margin is characterized as a daily settled contract. Cash collateral posted and related accrued interest was (in thousands) $64,079 and $180,169 at December 31, 2017 and 2016. Cash collateral received and related accrued interest was (in thousands) $60,794 and $45,074 at December 31, 2017 and 2016. Variation margin for daily settled contracts was (in thousands) $74,431 at December 31, 2017 and $0 at December 31, 2016.

Table 11.2 presents the components of net (losses) gains on derivatives and hedging activities as presented in the Statements of Income.

Table 11.2 - Net (Losses) Gains on Derivatives and Hedging Activities (in thousands)

	For the Years Ended December 31,
	2017	2016	2015
Derivatives and hedged items in fair value hedging relationships:
Interest rate swaps	$(60)	$697	$2,762
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	(4,067)	(69,266)	2,515
Interest rate swaptions	(17,016)	6,229	(274)
Forward rate agreements	(6,054)	2,794	(1,090)
Net interest settlements	(8,298)	12,009	6,623
Mortgage delivery commitments	10,424	106	2,501
Total net (losses) gains related to derivatives not designated as hedging instruments	(25,011)	(48,128)	10,275
Other (1)	607	—	—
Net (losses) gains on derivatives and hedging activities	$(24,464)	$(47,431)	$13,037

(1)	Consists of price alignment amount on derivatives for which variation margin is characterized as a daily settled contract.

Table 11.3 presents by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the FHLB's net interest income.

Table 11.3 - Effect of Fair Value Hedge-Related Derivative Instruments (in thousands)

	For the Years Ended December 31,
2017	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)
Hedged Item Type:
Advances	$35,570	$(36,152)	$(582)	$(17,907)
Consolidated Bonds	240	282	522	(1,101)
Total	$35,810	$(35,870)	$(60)	$(19,008)
2016
Hedged Item Type:
Advances	$76,401	$(75,744)	$657	$(59,560)
Consolidated Bonds	(6,641)	6,681	40	7,624
Total	$69,760	$(69,063)	$697	$(51,936)
2015
Hedged Item Type:
Advances	$62,657	$(60,453)	$2,204	$(83,571)
Consolidated Bonds	(10,930)	11,488	558	19,787
Total	$51,727	$(48,965)	$2,762	$(63,784)

(1)
For fair value hedge relationships, the net effect of derivatives on net interest income is included in the interest income or interest expense line item of the respective hedged item type. These amounts include the effect of net interest settlements attributable to designated fair value hedges but do not include (in thousands) $(2,131), $(2,908), and $(3,424) of (amortization)/accretion related to fair value hedging activities for the years ended December 31, 2017, 2016 and 2015.

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

For cleared derivatives, the Clearinghouse is the FHLB's counterparty. The Clearinghouse notifies the clearing agent of the required initial and variation margin and the clearing agent in turn notifies the FHLB. The FHLB utilizes two Clearinghouses for all cleared derivative transactions, LCH.Clearnet LLC and CME Clearing. Effective January 3, 2017, CME Clearing made certain amendments to its rulebook changing the legal characterization of variation margin payments to be daily settlement payments, rather than collateral. Variation margin related to LCH.Clearnet LLC contracts continues to be presented as cash collateral through December 31, 2017. At both Clearinghouses, initial margin continues to be considered collateral. The requirement that the FHLB post initial and variation margin through the clearing agent, to the Clearinghouse, exposes the FHLB to credit risk if the clearing agent or the Clearinghouse fails to meet its obligations. The use of cleared derivatives is intended to mitigate credit risk exposure because a central counterparty is substituted for individual counterparties and collateral/payments for changes in the value of cleared derivatives is posted daily through a clearing agent.

Certain of the FHLB's uncleared derivative contracts contain credit-risk-related contingent features that require the FHLB to post additional collateral with its counterparties if there is deterioration in the FHLB's credit ratings. The aggregate fair value of such uncleared derivatives in a net liability position (before cash collateral and related accrued interest) at December 31, 2017 was (in thousands) $2,260, for which the FHLB was not required to post any collateral. If the FHLB's credit ratings had been lowered to the next lower rating, the FHLB would not have been required to deliver any additional collateral at December 31, 2017.

For cleared derivatives, the Clearinghouse determines initial margin requirements and generally credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including, but not limited to, credit rating downgrades. At December 31, 2017, the FHLB was not required to post additional initial margin by its clearing agents based on credit considerations.

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

Table 11.4 presents separately the fair value of derivative instruments meeting or not meeting netting requirements, including the related collateral received from or pledged to counterparties and variation margin for daily settled contracts. At December 31, 2017 and 2016, the FHLB did not receive or pledge any non-cash collateral. Any over-collateralization under an individual clearing agent and/or counterparty level is not included in the determination of the net unsecured amount.

Table 11.4 - Offsetting of Derivative Assets and Derivative Liabilities (in thousands)

	December 31, 2017
	Derivative Instruments Meeting Netting Requirements
	Gross Recognized Amount	Gross Amounts of Netting Adjustments, Cash Collateral and Variation Margin for Daily Settled Contracts(1)	Derivative Instruments Not Meeting Netting Requirements(2)	Total Derivative Assets and Total Derivative Liabilities
Derivative Assets:
Uncleared	$5,239	$(5,215)	$480	$504
Cleared	58,361	1,830	—	60,191
Total				$60,695
Derivative Liabilities:
Uncleared	$8,773	$(6,127)	$247	$2,893
Cleared	74,974	(74,974)	—	—
Total				$2,893

	December 31, 2016
	Derivative Instruments Meeting Netting Requirements
	Gross Recognized Amount	Gross Amounts of Netting Adjustments, Cash Collateral	Derivative Instruments Not Meeting Netting Requirements(2)	Total Derivative Assets and Total Derivative Liabilities
Derivative Assets:
Uncleared	$15,506	$(14,737)	$1,000	$1,769
Cleared	37,343	65,641	—	102,984
Total				$104,753
Derivative Liabilities:
Uncleared	$21,378	$(14,298)	$10,794	$17,874
Cleared	69,893	(69,893)	—	—
Total				$17,874

(1)	Variation margin for daily settled contracts was (in thousands) $74,431 at December 31, 2017.

(2)	Represents mortgage delivery commitments and forward rate agreements that are not subject to an enforceable netting agreement.

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

Certain financial institutions have agreed to maintain compensating balances in consideration for correspondent and other non-credit services. These balances are included in interest bearing deposits on the accompanying financial statements. The compensating balances required to be held by the FHLB averaged (in thousands) $22,370 and $108,008 during 2017 and 2016.

Deposits classified as demand, overnight, and other pay interest based on a daily interest rate. Term deposits pay interest based on a fixed rate determined at the issuance of the deposit. The average interest rates paid on interest bearing deposits was 0.68 percent, 0.16 percent, and 0.04 percent during 2017, 2016, and 2015.

Non-interest bearing deposits represent funds for which the FHLB acts as a pass-through correspondent for Member institutions required to deposit reserves with the Federal Reserve Banks.

Table 12.1 - Deposits (in thousands)

	December 31, 2017	December 31, 2016
Interest bearing:
Demand and overnight	$590,617	$611,432
Term	52,600	149,350
Other	5,509	4,521
Total interest bearing	648,726	765,303
Non-interest bearing:
Other	1,805	576
Total non-interest bearing	1,805	576
Total deposits	$650,531	$765,879

The aggregate amount of time deposits with a denomination of $250 thousand or more was (in thousands) $52,550 and $149,300 as of December 31, 2017 and 2016, respectively.

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

Although the FHLB is primarily liable for its portion of Consolidated Obligations, the FHLB is also jointly and severally liable with the other 10 FHLBanks for the payment of principal and interest on all Consolidated Obligations of each of the other FHLBanks. The Finance Agency, at its discretion, may require any FHLBank to make principal or interest payments due on any Consolidated Obligation whether or not the Consolidated Obligation represents a primary liability of such FHLBank. Although an FHLBank has never paid the principal or interest payments due on a Consolidated Obligation on behalf of another FHLBank, if that event should occur, Finance Agency regulations provide that the paying FHLBank is entitled to reimbursement from the FHLBank that is primarily liable for that Consolidated Obligation for any payments and other associated costs, including interest to be determined by the Finance Agency. If, however, that FHLBank is unable to satisfy its repayment obligations, the Finance Agency may allocate the outstanding liabilities of that FHLBank among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank's participation in all Consolidated Obligations outstanding or in any other manner it may determine to ensure that the FHLBanks operate in a safe and sound manner.

The par values of the 11 FHLBanks' outstanding Consolidated Obligations were approximately $1,034.3 billion and $989.3 billion at December 31, 2017 and 2016. Finance Agency regulations require the FHLB to maintain unpledged qualifying assets equal to its participation in the Consolidated Obligations outstanding. Qualifying assets are defined as cash; secured Advances; obligations of or fully guaranteed by the United States; obligations, participations, or other instruments of or issued by Fannie Mae or Ginnie Mae; mortgages, obligations, or other securities which are or ever have been sold by Freddie Mac under the FHLBank Act; and such securities as fiduciary and trust funds may invest in under the laws of the state in which the FHLB is located. Any assets subject to a lien or pledge for the benefit of holders of any issue of Consolidated Obligations are treated as if they were free from lien or pledge for purposes of compliance with these regulations.

Table 13.1 - Consolidated Discount Notes Outstanding (dollars in thousands)

	Book Value	Par Value	Weighted Average Interest Rate (1)
December 31, 2017	$46,210,458	$46,258,644	1.23%
December 31, 2016	$44,689,662	$44,710,521	0.46%

(1)	Represents an implied rate without consideration of concessions.

Table 13.2 - Consolidated Bonds Outstanding by Contractual Maturity (dollars in thousands)

	December 31, 2017		December 31, 2016
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$28,940,265	1.34%	$20,970,750	0.87%
Due after 1 year through 2 years	5,841,800	1.74	12,811,000	1.12
Due after 2 years through 3 years	4,770,565	1.89	4,359,000	1.81
Due after 3 years through 4 years	6,017,000	1.92	3,566,000	1.95
Due after 4 years through 5 years	2,244,620	2.24	4,970,000	1.87
Thereafter	6,343,055	2.72	6,496,000	2.65
Total par value	54,157,305	1.69	53,172,750	1.39
Premiums	86,521		84,275
Discounts	(30,669)		(32,804)
Hedging adjustments	(3,146)		(2,865)
Fair value option valuation adjustment and accrued interest	(46,950)		(30,490)
Total	$54,163,061		$53,190,866

Consolidated Bonds outstanding were issued with either fixed-rate coupon payment terms or variable-rate coupon payment terms that are indexed primarily to LIBOR. To meet the expected specific needs of certain investors in Consolidated Obligations, both fixed-rate Bonds and variable-rate Bonds may contain features that result in complex coupon payment terms and call options. When these Consolidated Bonds are issued, the FHLB may enter into derivatives containing features that offset the terms and embedded options, if any, of the Consolidated Bonds.

Table 13.3 - Consolidated Bonds Outstanding by Call Features (in thousands)

	December 31, 2017	December 31, 2016
Par value of Consolidated Bonds:
Non-callable	$47,155,305	$46,007,750
Callable	7,002,000	7,165,000
Total par value	$54,157,305	$53,172,750

Table 13.4 - Consolidated Bonds Outstanding by Contractual Maturity or Next Call Date (in thousands)

Year of Contractual Maturity or Next Call Date	December 31, 2017	December 31, 2016
Due in 1 year or less	$35,029,265	$26,489,750
Due after 1 year through 2 years	5,369,800	12,006,000
Due after 2 years through 3 years	3,715,565	3,894,000
Due after 3 years through 4 years	4,388,000	2,805,000
Due after 4 years through 5 years	1,823,620	3,964,000
Thereafter	3,831,055	4,014,000
Total par value	$54,157,305	$53,172,750

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

Table 13.5 - Consolidated Bonds by Interest-rate Payment Type (in thousands)

	December 31, 2017	December 31, 2016
Par value of Consolidated Bonds:
Fixed-rate	$33,252,305	$34,682,750
Variable-rate	20,895,000	18,290,000
Step-up	10,000	200,000
Total par value	$54,157,305	$53,172,750

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

There was no shortfall, as described above, in 2017, 2016, or 2015. If an FHLBank finds that its required AHP obligations are contributing to its financial instability, it may apply to the Finance Agency for a temporary suspension of its contributions. The FHLB has never made such an application. The FHLB had outstanding principal in AHP-related Advances (in thousands) of $60,515 and $69,569 at December 31, 2017 and 2016.

Table 14.1 - Analysis of AHP Liability (in thousands)

	2017	2016
Balance at beginning of year	$104,883	$107,352
Assessments (current year additions)	35,120	30,189
Subsidy uses, net	(30,126)	(32,658)
Balance at end of year	$109,877	$104,883

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

2.
Total regulatory capital. The FHLB must maintain at all times a total regulatory capital-to-assets ratio of at least four percent. Total regulatory capital is the sum of permanent capital, Class A stock, any general loss allowance, if consistent with GAAP and not established for specific assets, and other amounts from sources determined by the Finance Agency as available to absorb losses.

3.
Leverage capital. The FHLB must maintain at all times a leverage capital-to-assets ratio of at least five percent. Leverage capital is defined as the sum of permanent capital weighted 1.5 times and all other capital without a weighting factor.

The Finance Agency may require the FHLB to maintain greater permanent capital than is required based on Finance Agency rules and regulations.

At December 31, 2017 and 2016, the FHLB was in compliance with each of these capital requirements.

Table 15.1 - Capital Requirements (dollars in thousands)

	December 31, 2017		December 31, 2016
	Minimum Requirement	Actual	Minimum Requirement	Actual
Risk-based capital	$886,033	$5,211,204	$579,629	$5,026,133
Capital-to-assets ratio (regulatory)	4.00%	4.88%	4.00%	4.80%
Regulatory capital	$4,275,809	$5,211,204	$4,185,411	$5,026,133
Leverage capital-to-assets ratio (regulatory)	5.00%	7.31%	5.00%	7.21%
Leverage capital	$5,344,761	$7,816,806	$5,231,764	$7,539,200

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

Restricted Retained Earnings. The Joint Capital Enhancement Agreement (Capital Agreement) is intended to enhance the capital position of each FHLBank. The Capital Agreement provides that each FHLBank contributes 20 percent of its net income each quarter to a separate restricted retained earnings account until the balance of that account equals at least one percent of that FHLBank's average balance of outstanding Consolidated Obligations for the previous quarter. These restricted retained earnings are not available to pay dividends but are available to absorb unexpected losses, if any, that the FHLBank may experience. At December 31, 2017 and 2016 the FHLB had (in thousands) $322,999 and $260,285 in restricted retained earnings.

Mandatorily Redeemable Capital Stock. The FHLB is a cooperative whose Members own most of the FHLB's capital stock. Former Members (including certain nonmembers that own the FHLB's capital stock as a result of a merger or acquisition, relocation, charter termination, or involuntary termination of an FHLB Member) own the remaining capital stock to support business transactions still carried on the FHLB's Statements of Condition. Member shares cannot be purchased or sold except between the FHLB and its Members at its $100 per share par value, as mandated by the FHLB's Capital Plan. The FHLB reclassifies stock subject to redemption from equity to liability upon expiration of the “grace period” after a Member submits a written redemption request or withdrawal notice, or when the Member attains nonmember status by merger or acquisition, relocation, charter termination, or involuntary termination of membership. A Member may cancel or revoke its written redemption request or its withdrawal notice prior to the end of the five-year redemption period. Under the FHLB's Capital Plan, there is a five calendar day “grace period” for revocation of a redemption request and a 30 calendar day “grace period” for revocation of a withdrawal notice during which the Member may cancel the redemption request or withdrawal notice without a penalty or fee. The cancellation fee after the “grace period” is currently two percent of the requested amount in the first year and increases one percent a year until it reaches a maximum of six percent in the fifth year. The cancellation fee can be waived by the FHLB's Board of Directors for a bona fide business purpose.

Stock subject to a redemption or withdrawal notice that is within the “grace period” continues to be considered equity because there is no penalty or fee to retract these notices. Expiration of the “grace period” triggers the reclassification from equity to a liability (mandatorily redeemable capital stock) at fair value because after the “grace period” the penalty to retract these notices is considered substantive. If a Member cancels its written notice of redemption or notice of withdrawal, the FHLB will reclassify mandatorily redeemable capital stock from a liability to equity. Dividends related to capital stock classified as a liability are accrued at the expected dividend rate and reported as interest expense in the Statements of Income. For the years ended December 31, 2017, 2016, and 2015 dividends on mandatorily redeemable capital stock (in thousands) of $2,514, $3,517 and $2,432 were recorded as interest expense.

Table 15.2 - Mandatorily Redeemable Capital Stock Roll Forward (in thousands)

	2017	2016	2015
Balance, beginning of year	$34,782	$37,895	$62,963
Capital stock subject to mandatory redemption reclassified from equity	270,458	363,839	28,919
Redemption (or other reduction) of mandatorily redeemable capital stock	(275,209)	(366,952)	(53,987)
Balance, end of year	$30,031	$34,782	$37,895

The number of stockholders holding the mandatorily redeemable capital stock was 26, 28 and 15 at December 31, 2017, 2016, and 2015.

As of December 31, 2017 there were no Members or former Members that had requested redemptions of capital stock whose stock had not been reclassified as mandatorily redeemable capital stock because the “grace periods” had not yet expired on these requests.

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

Table 15.3 - Mandatorily Redeemable Capital Stock by Contractual Year of Redemption (in thousands)

Contractual Year of Redemption	December 31, 2017	December 31, 2016
Year 1	$20	$—
Year 2	1,811	29
Year 3	439	2,264
Year 4	2,912	865
Year 5	5,257	6,307
Thereafter (1)	610	623
Past contractual redemption date due to remaining activity (2)	18,982	24,694
Total	$30,031	$34,782

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

Excess Capital Stock. Finance Agency regulations limit the ability of an FHLBank to create Member excess stock under certain circumstances. The FHLB may not pay dividends in the form of capital stock or issue new excess stock to Members if its excess stock exceeds one percent of its total assets or if the issuance of excess stock would cause the FHLB's excess stock to exceed one percent of its total assets. At December 31, 2017, the FHLB had excess capital stock outstanding totaling less than one percent of its total assets. At December 31, 2017, the FHLB was in compliance with the Finance Agency's excess stock rules.

Note 16 - Accumulated Other Comprehensive (Loss) Income

The following tables summarize the changes in accumulated other comprehensive (loss) income for the years ended December 31, 2017, 2016, and 2015.

Table 16.1 - Accumulated Other Comprehensive (Loss) Income (in thousands)

	Net unrealized (losses) gains on available-for-sale securities	Pension and postretirement benefits	Total accumulated other comprehensive (loss) income
BALANCE, DECEMBER 31, 2014	$(24)	$(16,572)	$(16,596)
Other comprehensive income before reclassification:
Net unrealized gains	105	—	105
Net actuarial gains	—	598	598
Reclassifications from other comprehensive income to net income:
Amortization - pension and postretirement benefits	—	2,616	2,616
Net current period other comprehensive income	105	3,214	3,319
BALANCE, DECEMBER 31, 2015	81	(13,358)	(13,277)
Other comprehensive income before reclassification:
Net unrealized losses	(58)	—	(58)
Net actuarial losses	—	(2,283)	(2,283)
Reclassifications from other comprehensive income to net income:
Amortization - pension and postretirement benefits	—	2,362	2,362
Net current period other comprehensive (loss) income	(58)	79	21
BALANCE, DECEMBER 31, 2016	23	(13,279)	(13,256)
Other comprehensive income before reclassification:
Net unrealized losses	(147)	—	(147)
Net actuarial losses	—	(4,964)	(4,964)
Reclassifications from other comprehensive income to net income:
Amortization - pension and postretirement benefits	—	1,707	1,707
Net current period other comprehensive loss	(147)	(3,257)	(3,404)
BALANCE, DECEMBER 31, 2017	$(124)	$(16,536)	$(16,660)

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

The most recent Form 5500 available for the Pentegra Defined Benefit Plan is for the year ended June 30, 2016. The FHLB contributed more than five percent of the total contributions to the Pentegra Defined Benefit Plan for the plan year ended June 30, 2016. The FHLB did not contribute more than five percent of the total contributions to the Pentegra Defined Benefit Plan for the plan years ended June 30, 2015 and 2014.

Table 17.1 - Pentegra Defined Benefit Plan Net Pension Cost and Funded Status (dollars in thousands)

	2017		2016		2015
Net pension cost charged to compensation and benefit expense for the year ended December 31	$8,340		$6,659		$6,348
Pentegra Defined Benefit Plan funded status as of July 1	111.30%	(a)	104.72%	(b)	107.01%
FHLB's funded status as of July 1	124.35%		118.53%		124.97%

(a)
The Pentegra Defined Benefit Plan's funded status as of July 1, 2017 is preliminary and may increase because the plan's participants were permitted to make contributions for the plan year ended June 30, 2017 through March 15, 2018. Contributions made on or before March 15, 2018, and designated for the plan year ended June 30, 2017, will be included in the final valuation as of July 1, 2017. The final funded status as of July 1, 2017 will not be available until the Form 5500 for the plan year July 1, 2017 through June 30, 2018 is filed (this Form 5500 is due to be filed no later than April 2019).

(b)
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

Qualified Defined Contribution Plan. The FHLB also participates in the Pentegra Defined Contribution Plan for Financial Institutions, a tax-qualified, defined contribution pension plan. The FHLB contributes a percentage of the participants' compensation by making a matching contribution equal to a percentage of voluntary employee contributions, subject to certain limitations. The FHLB contributed $1,191,000, $1,026,000, and $992,000 in the years ended December 31, 2017, 2016, and 2015, respectively.

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

Table 17.2 - Benefit Obligation, Fair Value of Plan Assets and Funded Status (in thousands)

	Defined Benefit Retirement Plan		Postretirement Benefits Plan
Change in benefit obligation:	2017	2016	2017	2016
Benefit obligation at beginning of year	$34,303	$32,540	$4,867	$5,116
Service cost	882	730	28	50
Interest cost	1,367	1,317	197	219
Actuarial loss (gain)	5,060	2,617	(96)	(334)
Benefits paid	(2,067)	(2,901)	(201)	(184)
Benefit obligation at end of year	39,545	34,303	4,795	4,867
Change in plan assets:
Fair value of plan assets at beginning of year	—	—	—	—
Employer contribution	2,067	2,901	201	184
Benefits paid	(2,067)	(2,901)	(201)	(184)
Fair value of plan assets at end of year	—	—	—	—
Funded status at end of year	$(39,545)	$(34,303)	$(4,795)	$(4,867)

Amounts recognized in “Other liabilities” on the Statements of Condition for the FHLB's nonqualified supplemental Defined Benefit Retirement Plan and Postretirement Benefits Plan as of December 31, 2017 and 2016 were (in thousands) $44,340 and $39,170.

Table 17.3 - Amounts Recognized in Accumulated Other Comprehensive Income (in thousands)

	Defined Benefit Retirement Plan		Postretirement Benefits Plan
	2017	2016	2017	2016
Net actuarial loss	$16,106	$12,748	$430	$531

Table 17.4 - Net Periodic Benefit Cost and Other Amounts Recognized in Accumulated Other Comprehensive Income (in thousands)

	For the Years Ended December 31,
	Defined Benefit Retirement Plan			Postretirement Benefits Plan
	2017	2016	2015	2017	2016	2015
Net Periodic Benefit Cost
Service cost	$882	$730	$668	$28	$50	$74
Interest cost	1,367	1,317	1,222	197	219	203
Amortization of net loss	1,702	2,316	2,549	5	46	67
Net periodic benefit cost	$3,951	$4,363	$4,439	$230	$315	$344
Other Changes in Benefit Obligations Recognized in Other Comprehensive Income
Net loss (gain)	$5,060	$2,617	$(413)	$(96)	$(334)	$(185)
Amortization of net loss	(1,702)	(2,316)	(2,549)	(5)	(46)	(67)
Total recognized in other comprehensive income	3,358	301	(2,962)	(101)	(380)	(252)
Total recognized in net periodic benefit cost and other comprehensive income	$7,309	$4,664	$1,477	$129	$(65)	$92

Table 17.5 presents the estimated net actuarial loss that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year.

Table 17.5 - Amortization for Next Fiscal Year (in thousands)

	Defined Benefit Retirement Plan	Postretirement Benefits Plan
Net actuarial loss	$1,944	$—

Table 17.6 presents the key assumptions used for the actuarial calculations to determine benefit obligations for the nonqualified supplemental Defined Benefit Retirement Plan and Postretirement Benefits Plan.

Table 17.6 - Benefit Obligation Key Assumptions

	Defined Benefit Retirement Plan		Postretirement Benefits Plan
	2017	2016	2017	2016
Discount rate	3.45%	3.91%	3.53%	4.10%
Salary increases	5.00%	4.50%	N/A	N/A

Table 17.7 presents the key assumptions used for the actuarial calculations to determine net periodic benefit cost for the FHLB's Defined Benefit Retirement Plan and Postretirement Benefit Plan.

Table 17.7 - Net Periodic Benefit Cost Key Assumptions

	Defined Benefit Retirement Plan			Postretirement Benefits Plan
	2017	2016	2015	2017	2016	2015
Discount rate	3.91%	4.02%	3.67%	4.10%	4.33%	3.96%
Salary increases	4.50%	4.50%	4.50%	N/A	N/A	N/A

Table 17.8 - Postretirement Benefits Plan Assumed Health Care Cost Trend Rates

	2017	2016
Assumed for next year	7.00%	7.50%
Ultimate rate	5.00%	5.50%
Year that ultimate rate is reached	2021	2020

The effect of a percentage point increase in the assumed health care trend rates would be an increase in net periodic postretirement benefit expense of $45,000 and in accumulated postretirement benefit obligation (APBO) of $844,000. The effect of a percentage point decrease in the assumed health care trend rates would be a decrease in net periodic postretirement benefit expense of $35,000 and in APBO of $677,000.

The discount rates for the disclosures as of December 31, 2017 were determined by using a discounted cash flow approach, which incorporates the timing of each expected future benefit payment. Estimated future benefit payments are based on each plan's census data, benefit formulas and provisions, and valuation assumptions reflecting the probability of decrement and survival. The present value of the future benefit payments is determined by using weighted average duration based interest rate yields from a variety of highly rated relevant corporate bond indices as of December 31, 2017, and solving for the single discount rate that produces the same present value.

Table 17.9 presents the estimated future benefits payments reflecting expected future services for the years ended after December 31, 2017.

Table 17.9 - Estimated Future Benefit Payments (in thousands)

Years	Defined Benefit Retirement Plan	Postretirement Benefit Plan
2018	$2,182	$203
2019	2,311	199
2020	1,964	207
2021	2,111	226
2022	2,257	230
2023 - 2027	9,940	1,262

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

The following tables set forth the FHLB's financial performance by operating segment for the years ended December 31.

Table 18.1 - Financial Performance by Operating Segment (in thousands)

	For the Years Ended December 31,
	Traditional Member Finance	MPP	Total
2017
Net interest income	$334,383	$94,760	$429,143
Provision for credit losses	—	500	500
Net interest income after provision for credit losses	334,383	94,260	428,643
Non-interest income (loss)	2,979	(4,216)	(1,237)
Non-interest expense	67,571	11,147	78,718
Income before assessments	269,791	78,897	348,688
Affordable Housing Program assessments	27,230	7,890	35,120
Net income	$242,561	$71,007	$313,568
2016
Net interest income after provision for credit losses	$287,721	$75,483	$363,204
Non-interest income	40,423	5,808	46,231
Non-interest expense	99,758	11,305	111,063
Income before assessments	228,386	69,986	298,372
Affordable Housing Program assessments	23,190	6,999	30,189
Net income	$205,196	$62,987	$268,183
2015
Net interest income after provision for credit losses	$250,076	$77,923	$327,999
Non-interest income	28,586	1,308	29,894
Non-interest expense	64,925	10,626	75,551
Income before assessments	213,737	68,605	282,342
Affordable Housing Program assessments	21,618	6,288	27,906
Net income	$192,119	$62,317	$254,436

Table 18.2 - Asset Balances by Operating Segment (in thousands)

	Assets
	Traditional Member Finance	MPP	Total
December 31, 2017	$95,525,754	$11,369,460	$106,895,214
December 31, 2016	95,456,372	9,178,909	104,635,281

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

The FHLB reviews the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out at fair value as of the beginning of the quarter in which the changes occur. The FHLB did not have any transfers of assets or liabilities recorded at fair value on a recurring basis during the years ended December 31, 2017 or 2016.

Table 19.1 presents the carrying value, fair value, and fair value hierarchy of financial assets and liabilities of the FHLB.

Table 19.1 - Fair Value Summary (in thousands)

	December 31, 2017
		Fair Value
Financial Instruments	Carrying Value	Total	Level 1	Level 2	Level 3	Netting Adjustments, Cash Collateral, and Variation Margin for Daily Settled Contracts(1)
Assets:
Cash and due from banks	$26,550	$26,550	$26,550	$—	$—	$—
Interest-bearing deposits	140	140	—	140	—	—
Securities purchased under agreements to resell	7,701,929	7,701,934	—	7,701,934	—	—
Federal funds sold	3,650,000	3,650,000	—	3,650,000	—	—
Trading securities	781	781	—	781	—	—
Available-for-sale securities	899,876	899,876	—	899,876	—	—
Held-to-maturity securities	14,804,970	14,682,329	—	14,682,329	—	—
Advances (2)	69,918,224	69,894,641	—	69,894,641	—	—
Mortgage loans held for portfolio, net	9,680,940	9,731,947	—	9,714,802	17,145	—
Accrued interest receivable	128,561	128,561	—	128,561	—	—
Derivative assets	60,695	60,695	—	64,080	—	(3,385)
Liabilities:
Deposits	650,531	650,422	—	650,422	—	—
Consolidated Obligations:
Discount Notes	46,210,458	46,209,716	—	46,209,716	—	—
Bonds (3)	54,163,061	54,095,627	—	54,095,627	—	—
Mandatorily redeemable capital stock	30,031	30,031	30,031	—	—	—
Accrued interest payable	128,652	128,652	—	128,652	—	—
Derivative liabilities	2,893	2,893	—	83,994	—	(81,101)
Other:
Commitments to extend credit for Advances	—	4	—	4	—	—
Standby bond purchase agreements	—	354	—	354	—	—

(1)
Amounts represent the application of the netting requirements that allow the FHLB to settle positive and negative positions, cash collateral and related accrued interest held or placed by the FHLB with the same counterparty, and effective January 3, 2017, includes fair value adjustments on derivatives for which variation margin is characterized as a daily settled contract. Variation margin for daily settled contracts was (in thousands) $74,431 at December 31, 2017.

(2)	Includes (in thousands) $15,013 of Advances recorded under the fair value option at December 31, 2017.

(3)	Includes (in thousands) $5,577,315 of Consolidated Obligation Bonds recorded under the fair value option at December 31, 2017.

	December 31, 2016
		Fair Value
Financial Instruments	Carrying Value	Total	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(1)
Assets:
Cash and due from banks	$8,737	$8,737	$8,737	$—	$—	$—
Interest-bearing deposits	129	129	—	129	—	—
Securities purchased under agreements to resell	5,229,487	5,229,487	—	5,229,487	—	—
Federal funds sold	4,257,000	4,257,000	—	4,257,000	—	—
Trading securities	970	970	—	970	—	—
Available-for-sale securities	1,300,023	1,300,023	—	1,300,023	—	—
Held-to-maturity securities	14,546,979	14,413,231	—	14,413,231	—	—
Advances (2)	69,882,074	69,842,730	—	69,842,730	—	—
Mortgage loans held for portfolio, net	9,148,718	9,174,790	—	9,152,186	22,604	—
Accrued interest receivable	109,886	109,886	—	109,886	—	—
Derivative assets	104,753	104,753	—	53,849	—	50,904
Liabilities:
Deposits	765,879	765,628	—	765,628	—	—
Consolidated Obligations:
Discount Notes	44,689,662	44,689,594	—	44,689,594	—	—
Bonds (3)	53,190,866	53,278,571	—	53,278,571	—	—
Mandatorily redeemable capital stock	34,782	34,782	34,782	—	—	—
Accrued interest payable	119,322	119,322	—	119,322	—	—
Derivative liabilities	17,874	17,874	—	102,065	—	(84,191)
Other:
Standby bond purchase agreements	—	708	—	708	—	—

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

To value mortgage-backed security holdings, the FHLB incorporates prices from multiple designated third-party pricing vendors, when available. The pricing vendors use various proprietary models to price mortgage-backed securities. The inputs to those models are derived from various sources including, but not limited to: benchmark yields, reported trades, dealer estimates, issuer spreads, benchmark securities, bids, offers and other market-related data. As many mortgage-backed securities do not trade on a daily basis, the pricing vendors use available information such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to determine the prices for individual securities. Each pricing vendor has an established challenge process in place for all mortgage-backed security valuations, which facilitates resolution of potentially erroneous prices identified by the FHLB. The FHLB has conducted reviews of multiple pricing vendors to confirm and further augment its understanding of the vendors' pricing processes, methodologies and control procedures for specific instruments.

The FHLB's valuation technique for estimating the fair values of mortgage-backed securities first requires the establishment of a “median” price for each security. All prices that are outside the threshold (“outliers”) are subject to further analysis (including, but not limited to, comparison to prices provided by an additional third-party valuation service, prices for similar securities, non-binding dealer estimates, and/or use of an internal model that is deemed most appropriate) to determine if an outlier is a better estimate of fair value. If an outlier (or some other price identified in the analysis) is determined to be a better estimate of fair value, then the outlier (or the other price as appropriate) is used as the final price rather than the default price. Alternatively, if the analysis confirms that an outlier is in fact not representative of fair value and the default price is the best estimate, then the default price is used as the final price. In all cases, the final price is used to determine the fair value of the security.

If all prices received for a security are outside the tolerance threshold level of the median price, then there is no default price, and the final price is determined by an evaluation of all outlier prices as described above.

Multiple prices were received for substantially all of the FHLB's mortgage-backed security holdings and the final prices for those securities were computed by averaging the prices received. Based on the FHLB's review of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices, the FHLB believes its final prices result in reasonable estimates of fair value and further that the fair value measurements are classified appropriately in the fair value hierarchy.

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

Held-to-maturity securities: The FHLB's held-to-maturity portfolio generally consists of U.S. Treasury obligations and discount notes issued by Freddie Mac and/or Fannie Mae (non-mortgage-backed securities), and mortgage-backed securities. Quoted market prices are not available for these securities. The fair value for each individual mortgage-backed security is determined by using the third-party vendor approach described above. In general, in order to determine the fair value of its non-mortgage backed securities, the FHLB can use either (a) an income approach based on a market-observable interest rate curve that may be adjusted for a spread, or (b) prices received from third-party pricing vendors. The income approach uses indicative fair values derived from a discounted cash flow methodology. The FHLB believes that both methodologies result in fair values that are reasonable and similar in all material respects based on the nature of the financial instruments being measured. For its U.S. Treasury obligations and discount notes issued by Freddie Mac, and/or Fannie Mae, the FHLB determines the fair value using the income approach. The market-observable interest rate curves used by the FHLB include the Treasury Curve and U.S. Government Agency Fair Value Curve.

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

Multiple vendor prices were received for the FHLB's Consolidated Obligation Bonds and the final prices for those bonds were computed by averaging the prices received. Based on the FHLB's review of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices, the FHLB believes its final prices result in reasonable estimates of fair value and that the fair value measurements are classified appropriately in the fair value hierarchy.

The FHLB has conducted reviews of its pricing vendors to confirm and further augment its understanding of the vendors' pricing processes, methodologies and control procedures for Consolidated Obligation Bonds.

Adjustments may be necessary to reflect the 11 FHLBanks' credit quality when valuing Consolidated Obligation Bonds measured at fair value. Due to the joint and several liability for Consolidated Obligations, the FHLB monitors its own creditworthiness and the creditworthiness of the other FHLBanks to determine whether any credit adjustments are necessary in its fair value measurement of Consolidated Obligation Bonds. No adjustments were considered necessary at December 31, 2017 or 2016.

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

Fair Value Measurements.

Table 19.2 presents the fair value of financial assets and liabilities that are recorded on a recurring or nonrecurring basis at December 31, 2017 and 2016, by level within the fair value hierarchy. The FHLB records nonrecurring fair value adjustments to reflect partial write-downs on certain mortgage loans.

Table 19.2 - Fair Value Measurements (in thousands)

	Fair Value Measurements at December 31, 2017
	Total	Level 1	Level 2	Level 3	Netting Adjustments, Cash Collateral, and Variation Margin for Daily Settled Contracts(1)
Recurring fair value measurements - Assets
Trading securities:
U.S. obligation single-family mortgage-backed securities	$781	$—	$781	$—	$—
Available-for-sale securities:
Certificates of deposit	899,876	—	899,876	—	—
Advances	15,013	—	15,013	—	—
Derivative assets:
Interest rate related	60,215	—	63,600	—	(3,385)
Forward rate agreements	27	—	27	—	—
Mortgage delivery commitments	453	—	453	—	—
Total derivative assets	60,695	—	64,080	—	(3,385)
Total assets at fair value	$976,365	$—	$979,750	$—	$(3,385)

Recurring fair value measurements - Liabilities
Consolidated Obligation Bonds	$5,577,315	$—	$5,577,315	$—	$—
Derivative liabilities:
Interest rate related	2,646	—	83,747	—	(81,101)
Forward rate agreement	230	—	230	—	—
Mortgage delivery commitments	17	—	17	—	—
Total derivative liabilities	2,893	—	83,994	—	(81,101)
Total liabilities at fair value	$5,580,208	$—	$5,661,309	$—	$(81,101)

Nonrecurring fair value measurements - Assets (2)
Mortgage loans held for portfolio	$598	$—	$—	$598

(1)
Amounts represent the application of the netting requirements that allow the FHLB to settle positive and negative positions, cash collateral and related accrued interest held or placed by the FHLB with the same counterparty, and effective January 3, 2017, includes fair value adjustments on derivatives for which variation margin is characterized as a daily settled contract. Variation margin for daily settled contracts was (in thousands) $74,431 at December 31, 2017.

(2)	The fair value information presented is as of the date the fair value adjustment was recorded during the year ended December 31, 2017.

	Fair Value Measurements at December 31, 2016
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral (1)
Recurring fair value measurements - Assets
Trading securities:
U.S. obligation single-family mortgage-backed securities	$970	$—	$970	$—	$—
Available-for-sale securities:
Certificates of deposit	1,300,023	—	1,300,023	—	—
Advances	15,093	—	15,093	—	—
Derivative assets:
Interest rate related	103,753	—	52,849	—	50,904
Forward rate agreements	681	—	681	—	—
Mortgage delivery commitments	319	—	319	—	—
Total derivative assets	104,753	—	53,849	—	50,904
Total assets at fair value	$1,420,839	$—	$1,369,935	$—	$50,904

Recurring fair value measurements - Liabilities
Consolidated Obligation Bonds	$7,895,510	$—	$7,895,510	$—	$—
Derivative liabilities:
Interest rate related	7,080	—	91,271	—	(84,191)
Forward rate agreements	166	—	166	—	—
Mortgage delivery commitments	10,628	—	10,628	—	—
Total derivative liabilities	17,874	—	102,065	—	(84,191)
Total liabilities at fair value	$7,913,384	$—	$7,997,575	$—	$(84,191)

Nonrecurring fair value measurements - Assets (2)
Mortgage loans held for portfolio	$1,388	$—	$—	$1,388

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

Table 19.3 presents net gains related to financial assets and liabilities in which the fair value option was elected during the years ended December 31, 2017, 2016 and 2015.

Table 19.3 – Fair Value Option - Financial Assets and Liabilities (in thousands)

	For the Years Ended December 31,
Net Gains on Financial Instruments Held under Fair Value Option	2017	2016	2015
Advances	$(81)	$37	$15
Consolidated Bonds	10,490	40,466	1,042
Total net gains	$10,409	$40,503	$1,057

For instruments recorded under the fair value option, the related contractual interest income and contractual interest expense are recorded as part of net interest income on the Statements of Income. The remaining changes in fair value for instruments in which the fair value option has been elected are recorded as “Net gains on financial instruments held under fair value option” in the Statements of Income. The FHLB has determined that no adjustments to the fair values of its instruments recorded under the fair value option for instrument-specific credit risk were necessary as of December 31, 2017 or 2016.

The following table reflects the difference between the aggregate unpaid principal balance outstanding and the aggregate fair value for Advances and Consolidated Bonds for which the fair value option has been elected.

Table 19.4 – Aggregate Unpaid Balance and Aggregate Fair Value (in thousands)

	December 31, 2017			December 31, 2016
	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Aggregate Fair Value Over/(Under) Aggregate Unpaid Principal Balance	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Aggregate Fair Value Over/(Under) Aggregate Unpaid Principal Balance
Advances (1)	$15,000	$15,013	$13	$15,000	$15,093	$93
Consolidated Bonds	5,624,265	5,577,315	(46,950)	7,926,000	7,895,510	(30,490)

(1)	At December 31, 2017 and 2016, none of the Advances were 90 days or more past due or had been placed on non-accrual status.

Note 20 - Commitments and Contingencies

As previously described, Consolidated Obligations are backed only by the financial resources of the FHLBanks. The joint and several liability Finance Agency regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal and interest on Consolidated Obligations for which another FHLBank is the primary obligor. No FHLBank has ever been asked or required to repay the principal or interest on any Consolidated Obligation on behalf of another FHLBank, and as of December 31, 2017, and through the filing date of this report, the FHLB does not believe that it is probable that it will be asked to do so.

The FHLB determined that it was not necessary to recognize a liability for the fair values of its joint and several obligation related to other FHLBanks' Consolidated Obligations at December 31, 2017 or 2016. The joint and several obligations are mandated by Finance Agency regulations and are not the result of arms-length transactions among the FHLBanks. The FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several obligation.

Table 20.1 - Off-Balance Sheet Commitments (in thousands)

	December 31, 2017			December 31, 2016
Notional Amount	Expire within one year	Expire after one year	Total	Expire within one year	Expire after one year	Total
Standby Letters of Credit outstanding	$14,388,745	$302,237	$14,690,982	$17,029,024	$479,119	$17,508,143
Commitments for standby bond purchases	27,230	44,645	71,875	28,810	77,240	106,050
Commitments to fund additional Advances	5,000	—	5,000	—	—	—
Commitments to purchase mortgage loans	218,651	—	218,651	440,849	—	440,849
Unsettled Consolidated Discount Notes, at par (1)	309,662	—	309,662	5,500	—	5,500

(1)	Expiration is based on settlement period rather than underlying contractual maturity of Consolidated Obligations.

Standby Letters of Credit. The FHLB issues Standby Letters of Credit on behalf of its Members to support certain obligations of the Members to third-party beneficiaries. These Standby Letters of Credit are subject to the same collateralization and borrowing limits that are applicable to Advances. Standby Letters of Credit may be offered to assist Members in facilitating residential housing finance, community lending, and asset-liability management, and to provide liquidity. In particular, Members often use Standby Letters of Credit as collateral for deposits from federal and state government agencies. Standby Letters of Credit are executed for Members for a fee. If the FHLB is required to make payment for a beneficiary's draw, the Member either reimburses the FHLB for the amount drawn or, subject to the FHLB's discretion, the amount drawn may be converted into a collateralized Advance to the Member. However, Standby Letters of Credit usually expire without being drawn upon. Standby Letters of Credit have original expiration periods of up to 19 years, currently expiring no later than 2024. Unearned fees and the value of guarantees related to Standby Letters of Credit are recorded in other liabilities and amounted to (in thousands) $3,889 and $5,057 at December 31, 2017 and 2016.

The FHLB monitors the creditworthiness of its Members that have Standby Letters of Credit. In addition, Standby Letters of Credit are subject to the same collateralization and borrowing limits that apply to Advances and are fully collateralized at the time of issuance. As a result, the FHLB has deemed it unnecessary to record any additional liability on these commitments.

Standby Bond Purchase Agreements. The FHLB has executed standby bond purchase agreements with one state housing authority whereby the FHLB, for a fee, agrees as a liquidity provider if required, to purchase and hold the authority's bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bonds according to a schedule established by the standby agreement. Each standby agreement dictates the specific terms that would require the FHLB to purchase the bonds. The bond purchase commitments entered into by the FHLB have original expiration periods up to 3 years, currently no later than 2020, although some are renewable at the option of the FHLB. During 2017 and 2016, the FHLB was not required to purchase any bonds under these agreements.

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

Lease Commitments. The FHLB charged to operating expenses net rental and related costs of approximately $1,990,000, $1,899,000, and $1,966,000 for the years ending December 31, 2017, 2016, and 2015. Total future minimum operating lease payments were $7,815,000 at December 31, 2017. Lease agreements for FHLB premises generally provide for increases in the basic rentals resulting from increases in property taxes and maintenance expenses. Such increases are not expected to have a material effect on the FHLB's financial condition or results of operations.

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

Note 21 - Transactions with Other FHLBanks

The FHLB notes all transactions with other FHLBanks on the face of its financial statements. Occasionally, the FHLB loans short-term funds to and borrows short-term funds from other FHLBanks. These loans and borrowings are transacted at then current market rates when traded. There were no such loans or borrowings outstanding at December 31, 2017, 2016, or 2015. The following table details the average daily balance of lending and borrowing between the FHLB and other FHLBanks for the years ended December 31.

Table 21.1 - Lending and Borrowing Between the FHLB and Other FHLBanks (in thousands)

	Average Daily Balances for the Years Ended December 31,
	2017	2016	2015
Loans to other FHLBanks	$14	$3,142	$—
Borrowings from other FHLBanks	959	273	68

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

There were no Consolidated Obligations transferred to the FHLB during the years ended December 31, 2017, 2016, or 2015. The FHLB had no Consolidated Obligations transferred to other FHLBanks during these periods.

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

For financial statement purposes, the FHLB defines related parties as those Members with more than 10 percent of the voting interests of the FHLB capital stock outstanding. Federal statute prescribes the voting rights of Members in the election of both Member and independent directors. For Member directorships, the Finance Agency designates the number of Member directorships in a given year and an eligible voting Member may vote only for candidates seeking election in its respective state. For independent directors, the FHLB's Board of Directors nominates candidates to be placed on the ballot in an at-large election. For both Member and independent director elections, a Member is entitled to vote one share of required capital stock, subject to a statutory limitation, for each applicable directorship. Under this limitation, the total number of votes that a Member may cast is limited to the average number of shares of the FHLB's capital stock that were required to be held by all Members in that state as of the record date for voting. Nonmember stockholders are not eligible to vote in director elections. Due to these statutory limitations, no Member owned more than 10 percent of the voting interests of the FHLB at December 31, 2017 or 2016.

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

Transactions with Directors' Financial Institutions. In the ordinary course of its business, the FHLB may provide products and services to Members whose officers or directors serve as directors of the FHLB (Directors' Financial Institutions). Finance Agency regulations require that transactions with Directors' Financial Institutions be made on the same terms as those with any other Member. The following table reflects balances with Directors' Financial Institutions for the items indicated below. The FHLB had no mortgage-backed securities or derivatives transactions with Directors' Financial Institutions at December 31, 2017 or 2016.

Table 22.1 - Transactions with Directors' Financial Institutions (dollars in millions)

	December 31, 2017		December 31, 2016
	Balance	% of Total (1)	Balance	% of Total (1)
Advances	$3,558	5.1%	$3,947	5.6%
MPP	112	1.2	234	2.6
Regulatory capital stock	187	4.4	166	4.0

(1)	Percentage of total principal (Advances), unpaid principal balance (MPP), and regulatory capital stock.

Concentrations. The following table shows regulatory capital stock balances, outstanding Advance principal balances, and unpaid principal balances of mortgage loans held for portfolio of stockholders holding five percent or more of regulatory capital stock and includes any known affiliates that are Members of the FHLB.

Table 22.2 - Stockholders Holding Five Percent or more of Regulatory Capital Stock (dollars in millions)

	Regulatory Capital Stock		Advance	MPP Unpaid
December 31, 2017	Balance	% of Total	Principal	Principal Balance
JPMorgan Chase Bank, N.A.	$1,059	25%	$23,950	$—
U.S. Bank, N.A.	593	14	8,975	23
The Huntington National Bank	282	7	3,732	456
Fifth Third Bank	248	6	3,140	2

	Regulatory Capital Stock		Advance	MPP Unpaid
December 31, 2016	Balance	% of Total	Principal	Principal Balance
JPMorgan Chase Bank, N.A.	$1,317	31%	$32,300	$—
U.S. Bank, N.A.	475	11	8,563	27
Fifth Third Bank	248	6	2,517	2
The Huntington National Bank	244	6	2,433	388

Nonmember Affiliates. The FHLB has relationships with three nonmember affiliates, the Kentucky Housing Corporation, the Ohio Housing Finance Agency and the Tennessee Housing Development Agency. The FHLB had no investments in or borrowings to any of these nonmember affiliates at December 31, 2017 or 2016. The FHLB has executed standby bond purchase agreements with one state housing authority whereby the FHLB, for a fee, agrees as a liquidity provider if required, to purchase and hold the authority's bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bond according to a schedule established by the standby agreement. For the years ended December 31, 2017 and 2016, the FHLB was not required to purchase any bonds under these agreements.

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

DISCLOSURE CONTROLS AND PROCEDURES

As of December 31, 2017, the FHLB's management, including its principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, these two officers each concluded that, as of December 31, 2017, the FHLB maintained effective disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that it files under the Exchange Act is (1) accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

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

The FHLB's management assessed the effectiveness of the FHLB's internal control over financial reporting as of December 31, 2017. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on its assessment, management of the FHLB determined that, as of December 31, 2017, the FHLB's internal control over financial reporting was effective based on those criteria.

The effectiveness of the FHLB's internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP (PwC), an independent registered public accounting firm, as stated in their report which is included in “Item 8. Financial Statements and Supplementary Data."

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the FHLB's internal control over financial reporting that occurred during the fourth quarter ended December 31, 2017 that materially affected, or are reasonably likely to materially affect, the FHLB's internal control over financial reporting.

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

PwC has advised the FHLB that as of December 31, 2017 PwC and certain covered persons had borrowing relationships with two FHLB Members (referred below as the “lenders”) who own more than ten percent of the FHLB’s capital stock, which under the Loan Rule, may reasonably be thought to bear on PwC’s independence with respect to the FHLB. The FHLB is providing this disclosure to explain the facts and circumstances, as well as PwC’s and the Audit Committee’s conclusions, concerning PwC’s objectivity and impartiality with respect to the audit of the FHLB.

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

Additionally, the Audit Committee assessed PwC’s ability to perform an objective and impartial audit, including consideration of the ownership structure of the FHLB, the limited voting rights of Members and the composition of the Board of Directors. In addition to the above listed considerations, the Audit Committee considered the following:

▪	although the lenders owned more than ten percent of the FHLB’s capital stock, the lenders' voting rights are each less than ten percent;

▪	no individual officer or director that serves on the Board of Directors has the ability to significantly influence the FHLB based on the composition of the Board of Directors; and

▪	as of December 31, 2017, and as of the date of the filing of this Form 10-K, no officer or director of either lender served on the Board of Directors of the FHLB.

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

DIRECTORS

The following table sets forth certain information (ages as of March 1, 2018) regarding each of our current directors.

Name	Age	Director Since	Expiration of Term as a Director	Independent or Member (State)
J. Lynn Anderson	54	2017 (1)	12/31/20	Independent (OH)
Grady P. Appleton	70	2007	12/31/21	Independent (OH)
Brady T. Burt	45	2017	12/31/20	Member (OH)
Greg W. Caudill	59	2014	12/31/21	Member (KY)
James R. DeRoberts	61	2008	12/31/18	Member (OH)
Mark N. DuHamel	60	(2009-2015) 2018	12/31/21	Member (OH)
Leslie D. Dunn	72	2007	12/31/20	Independent (OH)
James A. England, Vice Chair	66	2011	12/31/18	Member (TN)
Charles J. Koch	71	2008 (2)	12/31/18	Independent (OH)
Robert T. Lameier	65	2016	12/31/19	Member (OH)
Michael R. Melvin	73	(1995-2001) 2006	12/31/19	Member (OH)
Donald J. Mullineaux, Chair	72	2010	12/31/19	Independent (KY)
Alvin J. Nance	60	2009	12/31/20	Independent (TN)
Charles J. Ruma	76	(2002-2004) 2007	12/31/19	Independent (OH)
David E. Sartore	57	2014	12/31/21	Member (KY)
William S. Stuard, Jr.	63	2011	12/31/18	Member (TN)
Nancy E. Uridil	66	2015	12/31/18	Independent (OH)
James J. Vance	56	2017	12/31/20	Member (OH)

(1)	Ms. Anderson, an independent director beginning in 2017, also served as a Member director from 2011-2016.

(2)	Mr. Koch, an independent director beginning in 2008, also served as a Member director from 1990-1995 and 1998-2006.

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

Mr. DeRoberts has been a partner at Gardiner Allen DeRoberts Insurance LLC, Columbus, Ohio since 2006. He has also served as a director of Park National Corporation and its subsidiary, The Park National Bank, Newark, Ohio since February 2015. In addition, he served as Chairman of The Arlington Bank from 1999 to 2017.

Mr. DuHamel has been Executive Vice President and Corporate Treasurer of The Huntington National Bank, Columbus, Ohio since August 2016. Previously, he served as the Executive Vice President and Deputy Chief Financial Officer of FirstMerit Bank, N.A. from May 2015 to August 2016. In addition, he served as the Executive Vice President of FirstMerit Bank, N.A. from February 2005 to May 2015 and Treasurer of FirstMerit Bank, N.A. from 1996 to May 2015.

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

Mr. Vance has been Senior Vice President and Treasurer of Western-Southern Life Assurance Company and related subsidiaries (Cincinnati, Ohio) since March 2016. Previously, he served as Vice President and Treasurer of Western-Southern Life Assurance Company and related subsidiaries from 1999 to March 2016.

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

Ms. Anderson was the Senior Vice President-Member Solutions Integration for Nationwide Mutual Insurance Company, Columbus, Ohio from March 2016 to December 2016. She also served as President of Nationwide Bank from November 2009 to March 2016. Ms. Anderson is a certified public accountant and has seven years of experience serving on the board of a non-profit entity which focuses on providing low- to moderate-income housing. Ms. Anderson's prior leadership positions within the banking and insurance industries contribute skills to the Board in the areas of auditing and accounting, operations and corporate governance.

Mr. Appleton was the President and Chief Executive Officer of East Akron Neighborhood Development Corporation (EANDC), Akron, Ohio, from January 2014 to January 2018. He also served as Executive Director of EANDC for more than 30 years. EANDC improves communities by providing quality and affordable housing, comprehensive homeownership services and economic development opportunities. Mr. Appleton's years of experience with EANDC bring insight to the Board that contributes to the FHLB's corporate objective of maximizing the effectiveness of contributions to Housing and Community Investment programs. Mr. Appleton also served as a member of the FHLB's Advisory Council from 1997 until 2006.

Ms. Dunn was Senior Vice President of Business Development, General Counsel and Secretary of Cole National Corporation, a New York Stock Exchange listed retailer now owned by Luxottica Group S.p.A., from September 1997 until October 2004. Prior to joining Cole, she had been a partner since 1985 in the Business Practice of the Jones Day law firm. She currently is engaged in various public and private company board activities and serves in leadership positions with a number of civic and philanthropic organizations. Ms. Dunn has served as a director of New York Community Bancorp, Inc. since September 2015 and serves on its Audit, Risk Assessment, Cyber, and Nominating and Corporate Governance Committees. Ms. Dunn's experience as a director and senior officer of publicly held companies and as a law firm partner representing numerous publicly held companies brings perspective to the Board regarding the FHLB's status as an SEC registrant, corporate governance matters, and the Board's responsibility to oversee the FHLB's operations.

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

Mr. Nance has been Chief Executive Officer of LHP Development LLC and LHP Management LLC, Knoxville, Tennessee, since April 2015. Previously, he was Executive Director and the Chief Executive Officer of Knoxville's Community Development Corporation (KCDC) Knoxville, Tennessee from 2000 to 2015. The KCDC is the public housing and redevelopment authority for the City of Knoxville and Knox County, which strives to improve Knoxville's neighborhoods and communities, including through providing quality affordable housing. Mr. Nance also served as Chairman of the Legislative Committee for the Tennessee Association of Housing and Redevelopment Authorities, which provides assistance and support to the state's public and affordable housing agencies. In addition, Mr. Nance served an eight-year term where he held the office of Vice Chairman on the Tennessee Housing Development Agency, the state's housing finance agency, which promotes the production of affordable housing for very low, low, and moderate, income individuals and families in the state. Mr. Nance also serves on the Board of Knoxville Habitat for Humanity. Mr. Nance's depth of experience with these organizations brings insight to the Board that contributes to the FHLB's corporate objective of maximizing the effectiveness of its contributions to Housing and Community Investment programs.

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

EXECUTIVE OFFICERS

The following table sets forth certain information (ages as of March 1, 2018) regarding our executive officers.

Name	Age	Position	Employee of the FHLB Since
Andrew S. Howell	56	President and Chief Executive Officer	1989
Donald R. Able	57	Executive Vice President-Chief Operating Officer	1981
James G. Dooley, Sr.	64	Executive Vice President-Chief Risk and Compliance Officer	2006
R. Kyle Lawler	60	Executive Vice President-Chief Business Officer	2000
Stephen J. Sponaugle	55	Executive Vice President-Chief Financial Officer	1992
Damon v. Allen	47	Senior Vice President-Community Investment Officer	1999
J. Christopher Bates	42	Senior Vice President-Chief Accounting Officer	2005
Roger B. Batsel	46	Senior Vice President-Chief Information Officer	2014
David C. Eastland	60	Senior Vice President-Chief Credit Officer	1999
Tami L. Hendrickson	57	Senior Vice President-Treasurer	2006

Mr. Howell became President and Chief Executive Officer in June 2012. Previously, he served as the Executive Vice President-Chief Operating Officer since January 2008.

Mr. Able has served as the Executive Vice President-Chief Operating Officer since August 2012. In addition, Mr. Able served as the Chief Financial Officer from January 2015 to December 2017, and as the Executive Vice President-Chief Operating Officer and Interim Chief Financial Officer from March 2014 to December 2014.

Mr. Dooley became the Executive Vice President-Chief Risk and Compliance Officer in January 2018. Previously, he served as the FHLB's Senior Vice President-Internal Audit since January 2013.

Mr. Lawler became Executive Vice President-Chief Business Officer in August 2012. Previously, he served as the Senior Vice President-Chief Credit Officer since May 2007.

Mr. Sponaugle became Executive Vice President-Chief Financial Officer in January 2018. Previously, he served as the Executive Vice President-Chief Risk and Compliance Officer since January 2017. Mr. Sponaugle also served as the FHLB's Senior Vice President-Chief Risk and Compliance Officer from November 2015 to December 2016, and as Senior Vice President-Chief Risk Officer from January 2007 to October 2015.

Mr. Allen became Senior Vice President-Community Investment Officer in January 2012. Previously, he served as the FHLB's Vice President and Community Investment Officer since July 2011.

Mr. Bates became Senior Vice President-Chief Accounting Officer in January 2015. Previously, he served as the FHLB's Vice President-Controller since January 2013.

Mr. Batsel became Senior Vice President-Chief Information Officer in January 2014. Previously, he was the Senior Vice President, Chief Information Officer at MidCountry Financial Corp. from September 2011 to January 2014.

Mr. Eastland became the Senior Vice President-Chief Credit Officer in January 2015. Prior to that, he served as the FHLB's Vice President-Credit Risk Management since January 2002.

Ms. Hendrickson became Senior Vice President-Treasurer in January 2015. Previously, she served as the FHLB's Vice President-Treasurer since January 2010.

All officers are appointed annually by our Board of Directors.

AUDIT COMMITTEE FINANCIAL EXPERT

The Board of Directors has determined (1) that Ms. J. Lynn Anderson, Chair of the Audit Committee, and Committee member Mr. David E. Sartore, have the relevant accounting and related financial management expertise, and therefore are qualified, to serve as the Audit Committee financial experts within the meaning of the regulations of the SEC and (2) that each is independent under SEC Rule 10A-3(b)(1). Ms. Anderson has experience in the internal audit disciplines within the financial industry and is a Certified Public Accountant. Mr. Sartore's experience has principally been in the accounting and finance disciplines within the financial industry and is a Certified Public Accountant. For additional information regarding the independence of the directors of the FHLB, see “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

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

2017 COMPENSATION DISCUSSION AND ANALYSIS

The following provides discussion and analysis regarding our compensation program for executive officers for 2017, and in particular our Named Executive Officers. Named Executive Officers for 2017 were: Andrew S. Howell, President and Chief Executive Officer (CEO); Donald R. Able, Executive Vice President- Chief Operating Officer and Chief Financial Officer; R. Kyle Lawler, Executive Vice President- Chief Business Officer; Stephen J. Sponaugle, Executive Vice President- Chief Risk and Compliance Officer and Roger B. Batsel, Senior Vice President- Chief Information Officer. Effective January 1, 2018, Mr. Sponaugle became Executive Vice President- Chief Financial Officer in anticipation of Mr. Able’s retirement in June 2018.

Compensation Program Overview (Philosophy and Objectives)

Our Board of Directors (the Board) is responsible for determining the philosophy and objectives of the compensation program. The philosophy of the program is to provide a flexible and market-based approach to compensation that attracts, retains and motivates high performing, accomplished financial services executives who, by their individual and collective performance, achieve strategic business initiatives to fulfill the FHLB's mission. The program is primarily designed to focus executives on increasing business with Member institutions within established profitability and risk tolerance levels, while also encouraging teamwork.

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

Oversight of the compensation program is the responsibility of the Board's Personnel and Compensation Committee (the Committee). The Committee annually reviews the components of the compensation program to ensure it is consistent with and supports the FHLB's mission, strategic business objectives, and short and long-term goals. In carrying out its responsibilities, the Committee may engage executive compensation consultants to assist in evaluating the effectiveness of the program and in determining the appropriate mix of compensation provided to executive officers. Because individuals are not permitted to own the FHLB's capital stock, all compensation is paid in cash and we have no equity compensation plans or arrangements.

The Committee recommends the President's annual compensation package to the Board, which is responsible for approving all compensation provided to the President. Additionally, the Committee is responsible for reviewing and approving the compensation program's budget for all officers, including the other Named Executive Officers, and submitting its recommendations to the Board for final approval.

Management Involvement - Executive Compensation

While the Board is ultimately responsible for determining the compensation of the President and all other executive officers, the President and the Human Resources department periodically advise the Committee regarding competitive and administrative issues affecting the compensation program. The President and the Human Resources department also present recommendations to the Committee regarding the compensation of all other executive officers, and administer programs approved by the Committee and the Board.

Finance Agency Oversight - Executive Compensation

The Director of the Finance Agency is required by regulation to prohibit an FHLBank from paying compensation to its executive officers that is not reasonable and comparable to that paid for employment in similar businesses involving similar duties and responsibilities. Finance Agency rules direct the FHLBanks to provide all compensation actions affecting their Named Executive Officers to the Finance Agency for review. Accordingly, following our Board's November 2017 and January 2018 meetings, we submitted the 2018 base salaries as well as incentive payments earned for 2017 for the Named Executive Officers to the Finance Agency. At this time, we do not expect the regulatory requirements to have a material impact on our executive compensation programs.

Use of Comparative Compensation Data

The compensation program aims to provide a market competitive compensation package when recruiting and retaining highly talented executives seeking stable, long-term employment. To this end, we gather compensation data from a wide variety of sources, including broad-based national and regional surveys, information on compensation programs at other FHLBanks, and formal and informal interactions with our compensation consultant. Our consultant, McLagan, is a nationally recognized compensation consulting firm specializing in the financial services industry. We also participate in multiple surveys including the annual McLagan Federal Home Loan Bank Custom Survey and the annual Federal Home Loan Bank System Key Position Compensation Survey. Both surveys contain executive and non-executive compensation information for various key positions across all FHLBanks. When determining the compensation program, the Committee and the President use compensation data collected from these sources to inform themselves regarding trends in compensation practices and as a comparison check against general market data (market check).

In setting 2018 compensation, we primarily relied upon information from the McLagan Custom Survey. It encompasses information relating to 2017 compensation from mortgage banks, commercial financial institutions that typically had assets of less than $20 billion, and other FHLBanks. However, we believe the positions at other FHLBanks generally are more directly comparable to ours given the unique nature of the FHLBank System. The FHLBanks share the same public policy mission, interact routinely with each other, and share a common regulator and regulatory constraints, including the need for Finance Agency review of all compensation actions affecting executive officers. However, there are significant differences across the FHLBank System, including the sizes of the various FHLBanks, the complexity of their operations, their organizational and cost structures and the types of compensation packages offered. Thus, we do not and, as a practical matter could not, calculate compensation packages for our Named Executive Officers based solely on comparisons to the other FHLBanks.

Compensation Program Approach

The Committee utilizes a balanced approach for delivering base salary and short and long-term incentive pay with our compensation program. While the annual (short-term) incentive compensation component rewards all officers and staff for the achievement of FHLB annual strategic business goals, the deferred (long-term) incentive compensation component is provided to certain officers, including the Named Executive Officers, for achievement of specific, strategic and mission-related goals for which FHLB performance is measured over a three-year period. The Committee has not established or assigned specific percentages to each element of the compensation program. Instead, the Committee strives to create a program that generally delivers a total compensation opportunity, i.e., base salary, annual and deferred incentive compensation and other benefits

(including a retirement plan), to each executive officer that, when the FHLB meets its target performance goals, is at or near the median of the other FHLBanks and is generally consistent with the market check. However, individual elements of compensation as well as total compensation for individual executives may vary from the median due to an executive's tenure, experience and responsibilities.

While the competitiveness of the compensation program is an important factor for attracting and retaining executives, the Committee also reviews all elements of the program to ensure it is well designed and fiscally responsible from both a regulatory and corporate governance perspective.

Impact of Risk-Taking on Compensation Program

The Committee reviews the overall program to ensure the compensation of executive officers does not encourage unnecessary or excessive risk-taking that could threaten the long-term value of the FHLB. Strong risk management is an integral part of our culture. The Committee believes that base salary is a sufficient percentage of total compensation to discourage excessive risk-taking by executive officers. The Committee also believes the mix of incentive goals, which include risk-related metrics, does not encourage unnecessary or excessive risk-taking and achieves an appropriate balance of incentive for performance between the short and long-term organizational goals. Moreover, the Committee and the Board retain the discretion to reduce or withhold incentive compensation payments if a determination is made that an executive has caused the FHLB to incur such a risk that could threaten the long-term value of the FHLB.

Elements of Total Compensation Program

The following table summarizes all compensation to the FHLB's Named Executive Officers for the years ended December 31, 2017, 2016 and 2015. Discussion of each component follows the table.

Summary Compensation Table

Name and Principal Position	Year	Salary(1)	Bonus	Non-Equity Incentive Plan Compensation(2)	Change in Pension Value & Non-Qualified Deferred Compensation Earnings(3)	All Other Compensation(4)	Total
Andrew S. Howell	2017	$854,808	$—	$650,066	$2,149,000	$32,837	$3,686,711
President and CEO	2016	800,625	—	648,357	1,426,000	27,215	2,902,197
	2015	728,482	—	544,843	889,000	29,536	2,191,861

Donald R. Able	2017	433,846	—	273,250	1,559,000	16,200	2,282,296
Executive Vice President-	2016	418,952	50,000	278,474	943,000	15,900	1,706,326
Chief Operating Officer	2015	383,125	—	242,198	465,000	15,900	1,106,223

R. Kyle Lawler	2017	404,654	—	255,349	661,000	16,200	1,337,203
Executive Vice President-	2016	379,385	—	261,931	438,000	15,900	1,095,216
Chief Business Officer	2015	357,885	—	229,316	244,000	15,900	847,101

Stephen J. Sponaugle	2017	368,750	—	215,949	777,000	16,200	1,377,899
Executive Vice President-	2016	337,692	—	191,269	494,000	15,900	1,038,861
Chief Financial Officer	2015	306,752	—	176,417	181,000	15,900	680,069

Roger B. Batsel (5)	2017	295,000	—	168,365	38,000	11,980	513,345
Senior Vice President-
Chief Information Officer

(1)
Includes excess accrued vacation benefits automatically paid in accordance with established policy (applicable to all employees), which for 2017 were as follows: Mr. Howell, $54,808; Mr. Able, $13,846; Mr. Lawler, $19,654; and Mr. Sponaugle $8,750.

(2)
Amounts shown for 2017 reflect total payments pursuant to the current portion of the 2017 Incentive Plan and the deferred portion of the 2014 Incentive Plan (2015 - 2017 performance period), as follows:

Name	2017 Incentive Plan (current incentive)	2014 Incentive Plan (three-year deferred incentive)	Total
Andrew S. Howell	$338,752	$311,314	$650,066
Donald R. Able	142,275	130,975	273,250
R. Kyle Lawler	130,419	124,930	255,349
Stephen J. Sponaugle	124,898	91,051	215,949
Roger B. Batsel	87,394	80,971	168,365

(3)	Represents change in the actuarial present value of accumulated pension benefits only, which is primarily dependent on changes in interest rates, years of benefit service and salary.

(4)
Amounts represent matching contributions to the qualified defined contribution pension plan in 2017. For Mr. Howell, 2017 also includes perquisites totaling $16,637, which consisted of personal use of an FHLB-owned vehicle, premiums for an Executive long-term disability plan, guest travel expenses and an airline program membership. The value of perquisites are based on the actual cash cost to the FHLB.

(5)	Mr. Batsel's 2016 and 2015 compensation amounts are not included as he was not a Named Executive Officer in those years.

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

Each of the Named Executive Officers received a base salary increase at the beginning of 2017. Total salary increases, including merit and market adjustments, ranged from 5.00 percent to 10.77 percent. For the Named Executive Officers other than the President, the Committee's actions were based on the President's recommendation for each executive, which took into consideration market data, and an evaluation of each executive's annual performance. For Mr. Howell, directors provided feedback to the Chair, and the Committee recommended, and the Board subsequently approved a salary increase of 6.67 percent. In recommending and approving Mr. Howell's 2017 increase, the Committee and Board took into consideration competitive market analysis and the directors' appraisals of his performance during the year.

In October 2017, the Committee recommended and the Board approved a 4.60 percent salary increase pool for 2018 for all employees, comprised of 3.10 percent for merit increases and 1.50 percent for market and promotional adjustments. Using the same process as described above, in November 2017, the Committee recommended, and the Board approved, the following 2018 base salaries and percent increases for the Named Executive Officers: Mr. Howell, $840,000 (5.00 percent); Mr. Able, $433,000 (3.10 percent); Mr. Lawler, $405,000 (5.19 percent); Mr. Sponaugle, $390,000 (8.33 percent); and Mr. Batsel, $310,000 (5.08 percent). On December 18, 2017, we were informed that the Finance Agency had completed its review of the Board-approved compensation actions affecting the Named Executive Officers in 2018.

Non-Equity Incentive Compensation Plan (Incentive Plan)
The Incentive Plan is a cash-based total incentive award that is divided into two equal parts: (1) a current incentive award, and (2) a three-year deferred incentive award. The current component of the Incentive Plan is awarded annually and designed to promote and reward higher levels of performance for accomplishing Board-approved annual goals. The long-term component of the Incentive Plan is a three-year deferred incentive award that is designed to promote higher levels of long-term performance and serve as an employment retention tool for executive officers, including the Named Executive Officers.

The Incentive Plan goals generally reflect desired financial, operational, risk and public mission objectives for the current and future fiscal years. Each goal is weighted reflecting its relative importance and potential impact on our mission and annual strategic business plan. Each goal is assigned a quantitative threshold, target and maximum level of performance. Each Named Executive Officer's award opportunity is based entirely on bank-wide performance. However, the Chief Risk Officer's (CRO) award opportunity is weighted 75 percent on bank-wide goals and 25 percent on Enterprise Risk Management (ERM) specific goals, which are developed with the Risk Committee in order to provide incentive and maintain a level of independence for risk management initiatives.

When establishing the Incentive Plan goals and corresponding performance levels, the Board anticipates that we will successfully achieve a threshold level of performance nearly every year. The target level is aligned with expected performance and is anticipated to be reasonably achievable in a majority of plan years. The maximum level of performance reflects a graduated level of difficulty from the target performance level and is designed to require superior performance to achieve.

Each Named Executive Officer is assigned a total incentive award opportunity, stated as a percentage of base salary, which corresponds to the individual's level of organizational responsibility and ability to contribute to and influence overall performance. The total incentive award opportunity established for executives is designed to be comparable to incentive opportunities for executives with similar duties and responsibilities at other financial institutions, primarily other FHLBanks, and generally consistent with our market check. The Board believes the total incentive opportunity and plan design provide an appropriate, competitive reward to all officers, including the Named Executive Officers, commensurate with the achievement levels expected for the incentive goals.

The total incentive award earned is determined based on the actual achievement level for each goal in comparison with the performance levels established for that goal.

The total incentive award opportunities for the 2017 plan year stated as a percentage of base salary were as follows:

	Incentive Opportunity
Name	Threshold	Target	Maximum
Andrew S. Howell	50.0%	75.0%	100.0%
Donald R. Able	40.0	60.0	80.0
R. Kyle Lawler	40.0	60.0	80.0
Stephen J. Sponaugle	40.0	60.0	80.0
Roger B. Batsel	30.0	50.0	70.0

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

Except as noted above with respect to exam ratings, the Board has ultimate authority over the Incentive Plan and may modify or terminate the Plan at any time or for any reason. The Board also has sole discretion to increase or decrease any Incentive Plan awards. In addition, payments under the Plan are subject to certain claw back provisions that allow the FHLB to recover any incentive paid to a participant based on achievement of financial or operational goals that subsequently are deemed to be inaccurate, misstated or misleading. The Board believes these claw back requirements serve as a deterrent to any manipulation of financial statements or performance metrics in a manner that would assure and/or increase an incentive payment.

2017 Incentive Award. For calendar year 2017, the Board approved a total of six performance measures in the functional areas of Franchise Value Promotion, Mission Asset Activity and Stockholder Risk/Return. The mix of financial and non-financial goals measures performance across our mission and corporate objectives and is intended to discourage unnecessary or excessive risk-taking. Because we consider risk management to be an essential component in the achievement of our mission and corporate objectives, the goals below include a separate risk-related metric.

At its January 2018 meeting, following certification of the 2017 performance results and in accordance with those results, the Board authorized the distribution to the Named Executive Officers of the current awards shown in Note 2 to the Summary Compensation Table. For the 2017 plan year, we cumulatively achieved approximately 85 percent of the available maximum incentive opportunity for FHLB goals. This was lower than the 97 percent overall performance achieved for 2016 primarily due to not meeting the threshold performance level for one of the six goals.

The following table presents the incentive weights, threshold, target and maximum performance levels, and the actual results achieved for the 2017 Incentive Plan performance measures for all Named Executive Officers.

2017 Incentive Plan Performance Levels and Results

(Dollars in thousands)
	Incentive Weight	Threshold Performance	Target Performance	Maximum Performance	Results Achieved
Franchise Value Promotion
1) Mission Outreach	10.0%	86	100	115	115
2) Mission Asset Participation	10.0	65%	72%	80%	79%
Mission Asset Activity
3) Average Advance Balances for Members with Assets of $50 billion or Less	15.0	$18,500,000	$20,500,000	$23,000,000	$23,445,536
4) Mortgage Purchase Program New Mandatory Delivery Commitments	15.0	2,000,000	2,300,000	2,700,000	1,592,912
Stockholder Risk/Return
5) Decline in Market Value of Equity	25.0	< 7%	< 5%	3% or less	2.8%
6) Profitability-Available Earnings vs. Average 3-month LIBOR Rate	25.0	330 bps	380 bps	440 bps	491 bps

During 2017, the Board, the Committee and the President periodically reviewed the Incentive Plan goals presented above to determine progress toward the goals. Although the Board and the President discussed various external factors that were affecting achievement of the performance measures, the Board did not take any actions to revise or change the Incentive Plan goals.

During 2017, Mr. Sponaugle served as the Senior Vice President- Chief Risk and Compliance Officer. The 2017 incentive program for the CRO was weighted 75 percent on bank-wide goals, shown above, and 25 percent on the ERM department goal, as follows:

Implement specific initiatives of the FHLB's ERM program within the ERM Department.

Weight of Goal:	100 percent

Threshold:	3 initiatives satisfactorily completed*

Target:	4 initiatives satisfactorily completed*

Maximum:	6 initiatives satisfactorily completed*

2017 Results Achieved:	5.4 initiatives satisfactorily completed*

*
Specific initiatives include efforts in: 1) the comprehensive review of the FHLB's risk management programs; 2) risk management integration; 3) enhancing key risk metrics; 4) improving the modeling of collateral maintenance requirements; 5) the company-wide implementation of new operational risk initiatives; and 6) enhancing market risk analytics.

2018 Incentive Award. At its November 2017 meeting, the Board established the 2018 Incentive Plan goals, the incentive weights and the performance measures corresponding to each Incentive Plan goal and award opportunity for the 2018 Incentive Plan. After that meeting, the 2018 Incentive Plan was sent to the Finance Agency and we received notification of the completion of their review in December 2017. The 2018 Incentive Plan goals for our executives are set forth below.

2018 Incentive Plan Goals

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

As reflected above, the Board decided to keep all of the 2018 goals the same as those in 2017 although the performance metrics have been adjusted. In setting the performance measures for the 2018 Incentive Plan, the Board reviewed the results against target for 2017 and considered relevant aspects of our financial outlook for 2018 including the impact of anticipated rising interest rates and other changes in the mortgage market and the government's liquidity programs that continue to affect Mission Asset Activity and profitability. The Board also considered opportunities to increase mission asset participation by Members.

Three-Year Deferred Incentive Award. During 2017, the Board, the Committee and the President periodically reviewed progress toward the deferred plan goals for each ongoing performance period. At its January 2018 meeting, following certification of the performance results for the deferred portion of the 2014 Incentive Plan (2015 - 2017 performance period) and in accordance with those results, the Board authorized the distribution of payments to eligible officers including the Named Executive Officers. Cumulatively, we achieved approximately 88 percent of the available maximum incentive opportunity for FHLB goals. The deferred payments for the 2015 - 2017 performance period are shown in Note 2 to the Summary Compensation Table.

The following table presents, for all Named Executive Officers, the incentive weights, threshold, target and maximum performance levels, and the actual results achieved for each of the goals in the deferred portion of the 2014 Incentive Plan (2015 - 2017 performance period):

	Incentive Weight	Threshold Performance	Target Performance	Maximum Performance	Results Achieved
Operating Efficiency:
Ranking of Operating Efficiency Ratio in comparison to other FHLBanks	20%	6th	4th	1st	1st
Risk Adjusted Profitability:
Ranking of Risk Adjusted Profitability in comparison to other FHLBanks	20%	8th	4th	1st	5th
Market Capitalization Ratio:
Ratio of Market Value of Equity to Par Value of Regulatory Capital Stock	20%	95%	100%	110%	110%
Advance Utilization Ratio:
Ranking of average of each Member's Advances-to-Assets ratio multiplied by the average Member borrower penetration ratio in comparison to other FHLBanks	20%	8th	4th	1st	5th
Strategic Business Plan Achievement:
Percentage of Strategic Business Plan strategies achieved	20%	70%	80%	100%	91%

At its November 2017 meeting, the Board established the goals, incentive weights and performance measures to determine the achievement level reached during the 2018 - 2020 deferral period of the 2017 Incentive Plan. The following table presents the goals and incentive weights for all Named Executive Officers:

2017 Deferred Incentive Plan Goals (2018 - 2020 Performance Period)

Operating Efficiency:
Ranking of Operating Efficiency Ratio in comparison to other FHLBanks	Weight: 25%
Market Capitalization Ratio:
Ratio of Market Value of Equity to Par Value of Regulatory Capital Stock	Weight: 25%
Advance Utilization Ratio:
Ranking of average of each Member's Advances-to-Assets ratio multiplied by the average Member borrower penetration ratio in comparison to other FHLBanks	Weight: 25%
Strategic Business Plan Achievement:
Percentage of Strategic Business Plan strategies achieved	Weight: 25%

The goals for the deferred component of the 2018 Incentive Plan, which include the 2019 - 2021 performance period, are expected to be set at the November 2018 Board meeting.

Non-Equity Incentive Plan Compensation Grants
The following table provides information on grants made under our Incentive Plans.

Grants of Plan-Based Awards

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards
Name	Grant Date (1)	Threshold	Target	Maximum
Andrew S. Howell	November 16, 2017	$420,000	$630,000	$840,000
Donald R. Able	November 16, 2017	173,200	259,800	346,400
R. Kyle Lawler	November 16, 2017	162,000	243,000	324,000
Stephen J. Sponaugle	November 16, 2017	156,000	234,000	312,000
Roger B. Batsel	November 16, 2017	93,000	155,000	217,000

(1)	Awards granted on this date are for the 2018 Incentive Plan.

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

The benefit formula for employees hired prior to January 1, 2006, which includes Messrs. Howell, Able, Lawler, and Sponaugle, is 2.50 percent for each year of benefit service multiplied by the highest three-year average compensation. Compensation is defined as base salary, excess accrued vacation benefits and annual incentive compensation, and excludes any long-term or deferred incentive payments. In the event of retirement prior to attainment of age 65, a reduced pension benefit is payable under the plan, with payments commencing as early as age 45.

For employees who are hired after January 1, 2006, which includes Mr. Batsel, the current benefit formula is 1.25 percent for each year of benefit service multiplied by the highest five-year average compensation. Beginning in 2006 through the end of 2017, compensation was defined as base salary only and excluded all other forms of compensation. Beginning January 1, 2018, compensation is defined as base salary, excess accrued vacation benefits and annual incentive compensation, and excludes any long-term or deferred incentive payments. In addition, the current plan provides for a reduced pension benefit in the event of retirement prior to attainment of age 65 with payment commencing as early as age 55 if the participant has 10 years or more of service.

Lastly, the Pentegra DB plan provides certain actuarially equivalent forms of benefit payments other than a single life annuity, including a limited lump sum distribution option, which is available only to employees hired prior to February 1, 2006.

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

2017 Pension Benefits

Name	Plan Name	Number of Years Credited Service (1)	Present Value (2) of Accumulated Benefits
Andrew S. Howell	Pentegra DB	27.50	$2,198,000
	DB/BEP	27.50	7,690,000

Donald R. Able	Pentegra DB	36.42	2,294,000
	DB/BEP	36.42	4,661,000

R. Kyle Lawler	Pentegra DB	16.50	1,562,000
	DB/BEP	16.50	1,462,000

Stephen J. Sponaugle	Pentegra DB	24.33	1,943,000
	DB/BEP	24.33	1,269,000

Roger B. Batsel	Pentegra DB	2.92	77,000
	DB/BEP	2.92	4,000

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

Qualified Defined Contribution Plan. The Pentegra Defined Contribution Plan for Financial Institutions (Pentegra DC) is a tax-qualified defined contribution plan to which we make tenure-based matching contributions. Matching contributions begin immediately and subsequently increase based on length of employment to a maximum of six percent of eligible compensation. Eligible compensation in the Pentegra DC plan is defined as base salary and annual bonus (current incentive award) and excludes any deferred incentive awards.

Under the Pentegra DC plan, a participant may elect to contribute up to 75 percent of eligible compensation on either a before-tax or after-tax basis. The plan permits participants to self-direct investment elections into one or more investment funds. All returns are at the market rate of the related fund. Investment fund elections may be changed daily by the participants. A participant may withdraw vested account balances while employed, subject to certain plan limitations, which include those under IRS regulations. Participants also are permitted to revise their contribution/deferral election once each pay period. However, the revised election is only applicable to future earnings and may also be limited by IRS regulations.

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

During 2017, the President was also provided with an FHLB-owned vehicle for his business and personal use, along with the operating expenses associated with the vehicle. An executive officer's personal use of an FHLB-owned vehicle, including use for the daily commute to and from work, is reported as a taxable fringe benefit. In addition to the standard LTD insurance plan provided to all FHLB employees, Named Executive Officers may elect to receive additional LTD coverage. The premiums the FHLB pays for the additional LTD coverage are considered a taxable fringe benefit. Additionally, with prior approval, our current Travel Policy permits a guest to accompany an executive officer on authorized business trips. The transportation and other related expenses associated with the guest's travel are reimbursed by the FHLB and reported as a taxable fringe benefit.

The perquisites provided by the FHLB represent a small fraction of an executive officer's annual compensation. During 2017, perquisites totaled $16,637 for Mr. Howell, as shown in the Summary Compensation Table. Perquisites did not individually or collectively exceed $10,000 for any other Named Executive Officers and are therefore excluded from the Summary Compensation Table.

Employment Arrangements and Severance Benefits

Pursuant to the FHLBank Act, all employees of the FHLB are “at will” employees. Accordingly, an employee may resign employment at any time and an employee's employment may be terminated at any time for any reason, with or without cause and with or without notice.

We have no employment agreements with any Named Executive Officer. Other than normal pension benefits and eligibility to participate in our retiree medical and life insurance programs (if hired prior to August 1, 1990), no perquisites, tax gross-ups or other special benefits are provided to our executive officers in the event of a resignation, retirement or other termination of employment. However, Named Executive Officers may receive certain benefits under our severance policy and Change in Control Plan, described below.

Severance Policy. We have a severance policy under which all employees may receive benefits in the event of termination of employment resulting from job elimination, substantial job modification, job relocation, or a planned reduction in staff. Under this policy, an executive officer is entitled to one month's pay for each year of continuous employment, rounded to the next whole year for partial years, with a minimum of one month and a maximum of six months' severance pay, as well as payment for all unused, accrued vacation benefits. At our discretion, executive officers and employees receiving benefits under this policy may also receive outplacement assistance as well as continuation of health insurance coverage on a limited basis.

Executive Change in Control Plan (Change in Control Plan). In 2017, the Board adopted a Change in Control Plan that provides certain payments and benefits in the event of a qualifying termination within 24 months following a change in control. The purpose of the Change in Control Plan is to facilitate the hiring and retention of senior executives by providing them with certain protection and benefits in the event of a qualifying termination following a defined change in control of the FHLB.

Change in control benefit payments are in lieu of, not in addition to, the severance benefit payments described above. The Change in Control Plan applies to officers as designated by the Board. Current designees are the President and CEO, all Executive Vice Presidents, and all Senior Vice Presidents.

Under the Change in Control Plan, a “qualifying termination” is defined as any separation, termination or other discontinuation of the employment relationship between the FHLB and a participant, (a) by the FHLB, other than for “cause” (as defined in the Change in Control Plan), death or disability; or (b) by the participant, for “good reason” (as defined in the Change in Control Plan).
“Change in Control” is defined under the Change in Control Plan as:

▪	the merger, reorganization, or consolidation of the FHLB with or into, or acquisition of the FHLB by, another Federal Home Loan Bank or other entity;

▪	the sale or transfer of all or substantially all of the business or assets of the FHLB to another Federal Home Loan Bank or other entity;

▪
a change in the composition of the FHLB’s board that causes the combined number of Member directors from the jurisdictions of Kentucky, Ohio and Tennessee to cease to constitute a majority of the Bank’s directors; or

▪	the FHLB’s liquidation or dissolution.
“Cause” is defined in the Change in Control Plan to include:

▪	the participant’s failure to perform substantially his/her duties;

▪	the participant’s engagement in illegal conduct or willful misconduct injurious to the FHLB;

▪	the participant’s material violation of law or regulation or of the FHLB’s written policies or guidelines;

▪	a written request from the Finance Agency requesting that the FHLB terminate the participant’s employment;

▪	crimes involving a felony, fraud or other dishonest acts;

▪	certain other notices from or actions by the Finance Agency;

▪	the participant’s breach of fiduciary duty or breach of certain covenants in the Change in Control Plan; or

▪	the participant’s refusal to comply with a lawful directive from the CEO or the Board of Directors.
“Good Reason” is defined in the Change in Control Plan to include:

▪	a material diminution in the participant’s base salary or in his/her duties or authority;

▪	the FHLB requiring the participant to be based at any office or location more than 100 miles from Cincinnati, Ohio; or

▪	a material breach of the Change in Control Plan by the FHLB.
In the event of a qualifying termination, the participant will receive a severance payment equal to a compensation multiplier times the sum of the participant's base salary plus target annual incentive amount for the year in which the Change in Control occurs. The President and CEO (Tier 1) is subject to a compensation multiplier of 2.50, Executive Vice Presidents (Tier 2) are subject to a compensation multiplier of 1.75 and Senior Vice Presidents (Tier 3) are subject to a compensation multiplier of 1.50. Participants will also receive a lump sum cash payment equal to accrued vacation benefits and the amount that would have been payable pursuant to the participant’s annual incentive compensation award for the year in which the date of a qualifying termination occurs based on actual FHLB performance, prorated based on the number of days the participant was employed that year. In addition, participants will receive a cash payment for outplacement assistance of $7,500 for Tier 1, $4,500 for Tier 2 and $2,500 for Tier 3, as well as the continuation of health care coverage for 24 months for Tier 1, 18 months for Tier 2 and 12 months for Tier 3.

The following table presents the total amounts that would be payable to our Named Executive Officers if their employment had terminated as of December 31, 2017.

Total Potential Payment Upon Termination (1)

Separation Event	Andrew S. Howell	Donald R. Able	R. Kyle Lawler	Stephen J. Sponaugle	Roger B. Batsel
Involuntary termination for Cause	$—	$—	$—	$—	$—
Voluntary resignation not due to a Change in Control or resignation without Good Reason due to a Change in Control (2)	85,577	30,000	34,462	22,596	6,655
Involuntary termination without Cause not due to a Change in Control (3)	485,577	240,000	226,962	202,596	104,988
Involuntary termination without Cause due to a Change in Control or resignation for Good Reason due to a Change in Control (4)	4,217,333	1,480,692	1,336,153	1,269,288	839,755

(1)
Due to the number of factors that affect the nature and amounts of compensation and benefits provided upon the potential termination events, the actual amounts paid may be different than the estimates presented.

(2)	Named Executive Officers would only receive payment for unused, accrued vacation.

(3)
Named Executive Officers would receive payment for one month's pay for each year of continuous employment, rounded to the next whole year for partial years, subject to a six months' pay maximum, plus unused, accrued vacation.

(4)	Named Executive Officers would receive payment as follows:

Component	Andrew S. Howell	Donald R. Able	R. Kyle Lawler	Stephen J. Sponaugle	Roger B. Batsel
Salary	$2,000,000	$735,000	$673,750	$630,000	$442,500
Incentive compensation	1,500,000	441,000	404,250	378,000	221,250
Other (a)	717,333	304,692	288,153	261,288	176,005
Total	$4,217,333	$1,480,692	$1,366,153	$1,269,288	$839,755

(a)	Includes accrued annual incentive compensation from the current year, accrued vacation benefits, outplacement assistance and health care coverage.

COMPENSATION COMMITTEE REPORT

The Personnel and Compensation Committee of the Board of Directors (the Committee) of the FHLB has furnished the following report for inclusion in this Annual Report on Form 10-K:
The Committee has reviewed and discussed the 2017 Compensation Discussion and Analysis set forth above with the FHLB's management. Based on such review and discussions, the Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Donald J. Mullineaux (Chair)
Grady P. Appleton
Leslie D. Dunn
James A. England (Vice Chair)
Charles J. Koch
Michael R. Melvin
Nancy E. Uridil

COMPENSATION OF DIRECTORS

As required by Finance Agency regulations and the FHLBank Act, we have established a formal policy governing the compensation and travel reimbursement provided to our directors. The goal of the policy is to compensate Board members for work performed on behalf of the FHLB.

2017 Compensation. Under our 2017 policy, compensation was comprised of a maximum base fee that was divided into two equal parts: (1) a quarterly retainer fee, and (2) a per meeting fee, subject to an annual cap, and reimbursement for reasonable FHLB travel-related expenses. The fees were intended to compensate directors for time spent reviewing materials sent to them, preparing for meetings, participating in other FHLB activities and attending the meetings of the Board of Directors and its committees.

The following table sets forth the quarterly retainer fees, per meeting fees, and the maximum base fees for 2017:

	2017
	Quarterly Retainer Fee	Per Meeting Fee	Maximum Base Fees
Chair	$16,875	$9,650	$135,000
Vice Chair	15,000	8,580	120,000
Other Directors	12,500	7,150	100,000

In addition to the base fees, under the 2017 policy, annual fees were paid to the Audit Committee Chair and Other Committee Chairs of $17,000 and $14,000, respectively. These fees are subject to certain attendance requirements.

2018 Compensation. At its September 2017 meeting, the Board approved a revision to the directors' fee structure, effective January 1, 2018. Under our revised policy, compensation is comprised of per meeting fees, subject to an annual cap, and reimbursement for reasonable FHLB travel-related expenses. As in prior years, the fees are intended to compensate directors for time spent reviewing materials sent to them, preparing for meetings, participating in other FHLB activities and attending the meetings of the Board of Directors and its committees.

The following table sets forth the per meeting fees and the maximum base fees for 2018:

	2018
	Per Meeting Fee	Maximum Base Fees
Chair	$20,720	$145,000
Vice Chair	17,930	125,500
Other Members	15,720	110,000

In addition to the base fees, under the 2018 policy, annual fees are paid to the Audit Committee Chair and Other Committee Chairs of $15,500 and $12,500, respectively. These fees are subject to certain attendance requirements.

During 2017, total directors' fees and travel expenses incurred by the FHLB were $1,920,900 and $281,148, respectively.

With prior approval, our Travel Policy permits a guest to accompany a director on authorized business trips. The transportation and other related expenses associated with the guest's travel are reimbursed by the FHLB, subject to certain limitations, and reported as a taxable fringe benefit. During 2017, there were 15 directors that received reimbursement for guest travel expenses. These expenses did not exceed $10,000 for any director and, therefore, are excluded from the Directors Compensation Table below.

The following table sets forth the fees earned by each director for the year ended December 31, 2017.

2017 Directors Compensation Table

Name	Fees Earned or Paid in Cash
J. Lynn Anderson	$117,000
Grady P. Appleton	100,000
Brady T. Burt	100,000
Greg W. Caudill	100,000
James R. DeRoberts	114,000
Leslie D. Dunn	114,000
James A. England	100,000
Charles J. Koch	92,900
Robert T. Lameier	100,000
Michael R. Melvin	100,000
Donald J. Mullineaux, Chair	135,000
Alvin J. Nance	100,000
Charles J. Ruma	114,000
David E. Sartore	100,000
William J. Small, Vice Chair	120,000
William S. Stuard, Jr.	114,000
Nancy E. Uridil	100,000
James J. Vance	100,000
Total	$1,920,900

The following table summarizes the total number of board meetings and meetings of its designated committees held in 2016 and 2017.

	Number of Meetings Held
Meeting Type	2016	2017
Board Meeting	9	10
Audit Committee	10	10
Risk Committee	7	7
Business and Operations Committee	6	5
Governance	6	7
Housing and Community Development Committee	5	6
Personnel and Compensation Committee	5	6

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Personnel and Compensation Committee of the Board of Directors is charged with responsibility for the FHLB's compensation policies and programs. None of the 2017 or 2018 Personnel and Compensation Committee members are or previously were officers or employees of the FHLB. Additionally, none of the FHLB's executive officers served or serve on the board of directors or the compensation committee of any entity whose executive officers served on the FHLB's Personnel and Compensation Committee or Board of Directors. This Committee was and is composed of the following members:

2017	2018
Donald J. Mullineaux (Chair)	Donald J. Mullineaux (Chair)
Grady P. Appleton	Grady P. Appleton
Leslie D. Dunn	Leslie D. Dunn
Charles J. Koch	James A. England (Vice Chair)
Michael R. Melvin	Charles J. Koch
William J. Small (Vice Chair)	Michael R. Melvin
Nancy E. Uridil	Nancy E. Uridil

RATIO OF CEO PAY TO MEDIAN EMPLOYEE

As required by the Dodd-Frank Act, information about the 2017 total compensation for the FHLB's median employee and the President and CEO, Mr. Howell, is as follows:

▪	the median of the annual total compensation of all FHLB employees (other than the CEO) was $101,589; and

▪	the annual total compensation of the CEO, as reported in the Summary Compensation Table, was $3,686,711.

Based on this information, for 2017, the ratio of the annual total compensation of the CEO to the median of the annual total compensation of all employees was 36 to 1.

To identify the median employee, we compared the compensation of all full-time and part-time employees who were employed at the FHLB as of November 3, 2017. We annualized the compensation of employees who were hired in 2017 but did not work for us the entire fiscal year. This compensation measure, which was consistently applied to all employees, includes base salary, overtime pay and incentive compensation that is all payable in cash.
After we identified our median employee, we combined all of the elements of such employee’s compensation in 2017, which includes base salary, excess accrued vacation benefits, incentive compensation, matching contributions to the qualified defined contribution pension plan, and the value of such employee’s pension benefits. The value of the median employee's pension benefits represents only the change in the actuarial present value of accumulated pension benefits, which is primarily dependent on changes in interest rates, years of benefit service and salary. With respect to the annual total compensation of the CEO, we used the amount reported in the “Total” column of our 2017 Summary Compensation Table.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We have one class of capital stock, Class B Stock, all of which is owned by our current and former Member institutions. Individuals, including directors and officers of the FHLB, are not permitted to own our capital stock. Therefore, we have no equity compensation plans.

The following table lists institutions holding five percent or more of outstanding capital stock at February 28, 2018 and includes any known affiliates that are Members of the FHLB:

(Dollars in thousands)
		Capital	Percent of Total	Number
Name	Address	Stock	Capital Stock	of Shares
JPMorgan Chase Bank, N.A.	1111 Polaris Parkway Columbus, OH 43240	$1,059,000	23%	10,590,000
U.S. Bank, N.A.	425 Walnut Street Cincinnati, OH 45202	836,457	18	8,364,571
The Huntington National Bank	41 South High Street Columbus, OH 43215	282,281	6	2,822,808
Fifth Third Bank	38 Fountain Square Plaza Cincinnati, OH 45202	247,687	5	2,476,870

The following table lists capital stock outstanding as of February 28, 2018 held by Member institutions that have an officer or director who serves as a director of the FHLB:

(Dollars in thousands)
		Capital	Percent of Total
Name	Address	Stock	Capital Stock
The Huntington National Bank	41 South High Street Columbus, OH 43215	$282,281	6.2%
The Western & Southern Financial Group (1)	400 Broadway Street Cincinnati, OH 45202	109,912	2.4
The Park National Bank	50 North Third Street Newark, OH 43058	50,086	1.1
F&M Bank	50 Franklin Street Clarksville, TN 37040	4,965	0.1
Perpetual Federal Savings Bank	120 North Main Street Urbana, OH 43078	2,794	0.1
Field & Main Bank	140 North Main Street Henderson, KY 42420	1,810	0.0
Farmers National Bank	304 West Main Street Danville, KY 40423	1,782	0.0
Miami Savings Bank	8008 Ferry Street Miamitown, OH 45041	737	0.0
Decatur County Bank	56 North Pleasant Street Decaturville, TN 38329	646	0.0
The Plateau Group (2)	2701 North Main Street Crossville, TN 38555	95	0.0

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

We believe these policies are effective in bringing to the attention of management and the Board any non-ordinary course transactions that require Board review and approval and that all such transactions since January 1, 2017 have been so reviewed and approved.

Item 14.	Principal Accountant Fees and Services.

The following table sets forth the aggregate fees billed to the FHLB for the years ended December 31, 2017 and 2016 by its independent registered public accounting firm, PwC:

	For the Years Ended
(In thousands)	December 31,
	2017	2016
Audit fees	$697	$689
Audit-related fees	38	125
Tax fees	—	—
All other fees	—	6
Total fees	$735	$820

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

All other fees represent non-audit services related to an FHLBank System project on certain employee benefits during 2016. There were no other fees during 2017.

The Audit Committee approves the annual engagement letter for the FHLB's audit. In evaluating the performance of the independent registered public accounting firm, the Audit Committee considers a number of factors, such as:

▪	PwC's independence and process for maintaining independence;

▪	PwC's historical and recent performance on the FHLB's audit, including the results of an internal survey of PwC service and quality with the FHLB and the FHLBank System;

▪	external data related to audit quality and performance, including recent Public Company Accounting Oversight Board (PCAOB) audit quality inspection reports on PwC; and

▪	the appropriateness of PwC's audit fees.

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

The FHLB paid additional fees to PricewaterhouseCoopers LLP in the form of assessments paid to the Office of Finance. The FHLB is assessed its proportionate share of the costs of operating the Office of Finance, which includes the expenses associated with the annual audits of the combined financial statements of the FHLBanks. These assessments, which totaled $47,000 and $49,000 in 2017 and 2016, respectively, are not included in the table above.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	Financial Statements. The following financial statements of the Federal Home Loan Bank of Cincinnati, set forth in Item 8 above, are filed as a part of this registration statement.

Report of Independent Registered Public Accounting Firm
Statements of Condition as of December 31, 2017 and 2016
Statements of Income for the years ended December 31, 2017, 2016 and 2015
Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015
Statements of Capital for the years ended December 31, 2017, 2016 and 2015
Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015
Notes to Financial Statements

(b)	Exhibits.

See Index of Exhibits

Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 15th day of March 2018.

FEDERAL HOME LOAN BANK OF CINCINNATI
(Registrant)

By:	/s/ Andrew S. Howell
Andrew S. Howell
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of the 15th day of March 2018.

Signatures	Title

/s/ Andrew S. Howell	President and Chief Executive Officer
Andrew S. Howell	(principal executive officer)

/s/ Stephen J. Sponaugle	Executive Vice President-Chief Financial Officer
Stephen J. Sponaugle	(principal financial officer)

/s/ J. Christopher Bates	Senior Vice President-Chief Accounting Officer
J. Christopher Bates	(principal accounting officer)

/s/ J. Lynn Anderson*	Director
J. Lynn Anderson

/s/ Grady P. Appleton*	Director
Grady P. Appleton

/s/ Brady T. Burt*	Director
Brady T. Burt

/s/ Greg W. Caudill*	Director
Greg W. Caudill

/s/ James R. DeRoberts*	Director
James R. DeRoberts

/s/ Mark N. DuHamel*	Director
Mark N. DuHamel

/s/ Leslie D. Dunn*	Director
Leslie D. Dunn

/s/ James A. England*	Director (Vice Chair)
James A. England

/s/ Charles J. Koch*	Director
Charles J. Koch

/s/ Robert T. Lameier*	Director
Robert T. Lameier

/s/ Michael R. Melvin*	Director
Michael R. Melvin

/s/ Donald J. Mullineaux*	Director (Chair)
Donald J. Mullineaux

/s/ Alvin J. Nance*	Director
Alvin J. Nance

/s/ Charles J. Ruma*	Director
Charles J. Ruma

/s/ David E. Sartore*	Director
David E. Sartore

/s/ William S. Stuard, Jr.*	Director
William S. Stuard, Jr.

/s/ Nancy E. Uridil*	Director
Nancy E. Uridil

/s/ James J. Vance*	Director
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
Form 10-K, filed March 16, 2017

10.4	Joint Capital Enhancement Agreement, as amended on August 5, 2011, by and among each of the Federal Home Loan Banks	Form 8-K, filed August 5, 2011

10.5 (2)	Incentive Compensation Plan	Filed Herewith

10.6 (2)	Federal Home Loan Bank of Cincinnati Benefit Equalization Plan (December 2008 Restatement)	Form 10-K, filed March 18, 2010

10.7 (2)	First Amendment to the Federal Home Loan Bank of Cincinnati Benefit Equalization Plan (December 2008 Restatement)	Form 10-K, filed March 18, 2010

10.8	Form of indemnification agreement between the Federal Home Loan Bank and each of its directors and executive officers (used from July 29, 2009 to December 31, 2016)	Form 8-K, filed July 30, 2009

10.9	Form of indemnification agreement between the Federal Home Loan Bank and each of its directors and executive officers (used after December 31, 2016)	Form 10-K, filed March 16, 2017

10.10	Federal Home Loan Bank of Cincinnati Executive Change in Control Severance Plan	Form 10-Q, filed November 9, 2017

12	Statements of Computation of Ratio of Earnings to Fixed Charges	Filed Herewith

24	Powers of Attorney	Filed Herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	Filed Herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	Filed Herewith

32	Section 1350 Certifications	Furnished Herewith

Exhibit Number (1)	Description of exhibit	Document filed or furnished, as indicated below

99.1	Audit Committee Letter	Furnished Herewith

99.2	Audit Committee Charter	Furnished Herewith

101.INS	XBRL Instance Document	Filed Herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed Herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed Herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed Herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed Herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed Herewith

(1)	Numbers coincide with Item 601 of Regulation S-K.

(2)	Indicates management compensation plan or arrangement.