Form 10-K
period 2018-12-31
Federal Home Loan Bank of Cincinnati
filed 2019-03-21
CIK 1326771

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
☐ Yes   ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes   ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).                                    ☒ Yes   ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
☐ Yes   ☒ No
The capital stock of the registrant is not listed on any securities exchange or quoted on any automated quotation system, only may be owned by members and former members and is transferable only at its par value of $100 per share. At June 30, 2018, the aggregate par value of all Class B stock held by members and former members was $4,562,356,400. As of February 28, 2019, the registrant had 42,485,437 shares of capital stock outstanding, which included stock classified as mandatorily redeemable.
Documents Incorporated by Reference: None

Page 1 of	165

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

At December 31, 2018, we had 646 members, 225 full-time employees, and four part-time employees. Our employees are not represented by a collective bargaining unit. We consider our relationship with our employees to be good.

Our internet address is www.fhlbcin.com. Information on our website is not incorporated by reference into this report.

Mission and Corporate Objectives

Our mission is to provide member-stockholders with financial services and a competitive return on their capital investment to help them facilitate and expand housing finance and community investment and achieve their objectives for liquidity and asset liability management.

How We Achieve the Mission
We achieve our mission through a cooperative business model. We raise private-sector capital from member stockholders and issue low-cost high-quality debt in the global capital markets jointly with other FHLBanks. The capital and proceeds from debt issuance enable us to provide members services—primarily, access to liquidity via reliable, readily available, and low-cost sources of funding to support their business activities including affordable housing and community investment. Another important member service is that we offer a program to purchase certain mortgage loans, which provides members liquidity and helps them reduce market risk. Additionally, we provide a competitive return on members' capital investment in our company.

Our ability to best perform our mission depends on having a membership base that is an essential component of the nation’s housing and mortgage finance systems. We focus closely on fulfilling our mission for members who are community financial institutions, who we believe typically rely more on us for access to liquidity and mortgage markets compared with larger members. At the same time, we value having large members who are active borrowers because they provide the System the ability to consistently issue large amounts of debt, which helps ensure the debt has a relatively low cost, benefiting all members.

The primary products we offer, which we call Mission Assets, are readily available low-cost loans called Advances, purchases of certain whole mortgage loans sold by qualifying members through the Mortgage Purchase Program (MPP), and Letters of Credit. We also offer affordable housing programs and related activities to support members in their efforts to assist very low-, low- and moderate-income households and their local communities. To a more limited extent, we also have several correspondent services that assist members in operational administration.

The primary way we obtain funding is through participation in the issuance of the FHLBank System's Consolidated Obligations in the global capital markets. Secondary sources of funding are capital and deposits we accept from our members. A critical component of the success of the FHLBank System is its ability to maintain a comparative advantage in funding, which due to its GSE status, confers an implied guarantee from the U.S. federal government, low risk operations, and joint and several liability across the 11 FHLBanks. We regularly issue Obligations with a wide range of maturities, structures, and amounts, and at relatively favorable spreads to benchmark market interest rates (such as U.S. Treasury securities, the London InterBank Offered Rate (LIBOR) and the Secured Overnight Financing Rate (SOFR)) compared with many other financial institutions.

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

Our franchise value is derived from the synergies brought by the various components of our business model, including the public-policy mandate, GSE status, cooperative ownership structure, consistent ability to issue large amounts of debt at favorable funding costs, and mechanisms of providing housing finance liquidity through products and services to financial institutions rather than directly to homeowners.

Corporate Objectives
Our corporate objectives, listed below, are intended to promote housing finance among members and ensure our operations and governance are effective and efficient.

▪	Mission Asset Activity: Implement strategies and tactics and effectively manage operations to promote members’ usage of Mission Assets and stand ready at all times to provide liquidity to members.

▪	Stock Return: Earn adequate profitability so that members receive a competitive long-term dividend on their capital stock investment.

▪	Housing and Community Investment Programs: Maintain effective housing and community investment programs and offer targeted voluntary assistance programs.

▪	Safe and Sound Operations: Optimize our counterparty and deposit ratings, achieve an acceptable rating on annual examinations, and have an adequate amount and composition of capital.

▪	Risk Management: Employ effective risk optimization management practices and maintain risk exposures at low to moderate levels.

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

Investments
To help us achieve our mission and corporate objectives, we invest in highly-rated debt instruments of financial institutions and the U.S. government and in mortgage-related securities. In practice, these investments normally include liquidity instruments and longer-term mortgage-backed securities (MBS), as permitted by Finance Agency regulation. Investments provide liquidity, help us manage market risk exposure, enhance earnings, and through the purchase of mortgage-related securities, support the housing market.

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

Capital

Due to our cooperative structure, we obtain capital from members. Each member must own capital stock as a condition of membership and normally must acquire additional stock above the membership stock amount in order to gain access to Mission Assets. Acquiring capital in connection with growth in Mission Assets ensures that these assets are self-capitalizing. We issue, redeem, and repurchase capital stock only at its stated par value of $100 per share. By law, our stock is not publicly traded.

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

Ratings of Nationally Recognized Statistical Rating Organizations

The FHLBank System's comparative advantage in funding is acknowledged in its excellent credit ratings from nationally recognized statistical rating organizations (NRSROs). Moody's Investors Service (Moody's) currently assigns, and historically has assigned, the System's Consolidated Obligations the highest ratings available: long-term debt is rated Aaa and short-term debt is rated P-1. It also assigns a Prime-1 short-term bond rating on each FHLBank. It affirmed these ratings in 2018 and maintained a stable outlook. In 2018, Standard & Poor's affirmed its issuer credit ratings on each FHLBank and its AA+ ratings on the System's senior debt and also maintained a stable outlook. The ratings closely follow the U.S. sovereign ratings from both agencies.

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

To carry out these responsibilities, the Finance Agency conducts on-site examinations of each FHLBank at least annually, as well as periodic on- and off-site reviews, and receives monthly information on each FHLBank's financial condition and operating results. While an individual FHLBank has substantial discretion in governance and operational structure, the Finance Agency maintains broad supervisory and regulatory authority. In addition, the Comptroller General has authority to audit or examine the Finance Agency and the FHLBanks, to decide the extent to which the FHLBanks fairly and effectively fulfill the purposes of the FHLBank Act, and to review any audit, or conduct its own audit, of the financial statements of an FHLBank.

BUSINESS SEGMENTS

We manage the development, resource allocation, product delivery, pricing, credit risk management, and operational administration of our Mission Asset Activity in two business segments: Traditional Member Finance and the MPP. Traditional Member Finance includes Credit Services, Housing and Community Investment, Investments, some correspondent and deposit services, and other financial products of the FHLB. See the “Segment Information” section of “Results of Operations” in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 18 of the Notes to Financial Statements for more information on our business segments, including their results of operations.

Traditional Member Finance

Credit Services
Advances. Advances are competitively priced sources of funds available for members to help manage their asset/liability and liquidity needs. Advances can both complement and be alternatives to retail deposits, other wholesale funding sources, and corporate debt issuance. We strive to facilitate efficient, fast, and continuous member access to funds. In most cases, members can access funds on a same-day basis.

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

Adjustable-rate Advances have interest rates typically priced off benchmark rate indices such as LIBOR or SOFR. Adjustable-rate Advances may be structured at the member's option as either prepayable with a fee or prepayable without a fee if the prepayment is made on a repricing date.

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

We manage credit risk on Advances by requiring each member to supply us with a security interest in eligible collateral that in the aggregate has estimated value in excess of the total Advances and Letters of Credit. Collateral is comprised mostly of single-family loans, multi-family loans, commercial real estate loans, home equity loans and bond securities. The combination of conservative collateral policies and risk-based credit underwriting activities mitigates virtually all potential credit risk associated with Advances and Letters of Credit. We have never experienced a credit loss on Advances, nor have we ever determined it necessary to establish a loan loss reserve for Advances. "Quantitative and Qualitative Disclosures About Risk Management” in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 8 and 10 of the Notes to Financial Statements have more detail on our credit risk management of member borrowings.

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

Our Board of Directors also may allocate funds to voluntary housing programs. In 2018, the Board re-authorized an additional $1.5 million to the Carol M. Peterson Housing Fund for use during the year. In January 2019, the Board authorized an increase in this fund to $2.1 million for use in 2019. These funds are primarily used as grants to pay for accessibility rehabilitation and emergency repairs for special needs and elderly homeowners. In 2012, the Board of Directors also established the Disaster Reconstruction Program, a voluntary housing program that provides grants for purchase or rehabilitation of a home within the Fifth District for residents that have suffered loss or damage to their primary residence as a result of a state or federally declared disaster. In December 2018, the Board approved an additional $3.6 million to continue the Disaster Reconstruction Program. When combined with the existing $1.4 million available under the original authorization, the total disaster funds available were $5.0 million at December 31, 2018.

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

Investments
Types of Investments. A primary reason we hold investments is to carry sufficient asset liquidity. Permissible liquidity investments include Federal funds, certificates of deposit, bank notes, bankers' acceptances, commercial paper, securities purchased under agreements to resell, and debt securities issued by the U.S. government, its agencies, or other GSE's. The first five categories represent unsecured lending to private counterparties. We also may place deposits with the Federal Reserve Bank. We are prohibited by Finance Agency regulations from investing (secured or unsecured) in financial investments issued by non-U.S. entities other than those issued by U.S. branches and agency offices of foreign commercial banks. Many liquidity investments have short-term maturities.

We are also permitted by regulation to purchase the following other investments, which have longer original maturities than liquidity investments:

▪	MBS and collateralized mortgage obligations (together, referred to as MBS) issued by GSEs or private issuers;

▪	asset-backed securities collateralized by manufactured housing loans or home equity loans issued by GSEs or private issuers; and

▪
marketable direct obligations of certain government units and agencies (such as state housing finance agencies) that supply needed funding for housing or community lending and that do not exceed 20 percent of our regulatory capital.

We have never purchased asset-backed securities and do not own any privately-issued MBS. We have historically held small amounts of obligations of government units and agencies.

Per Finance Agency regulations, the total investment in MBS and asset-backed securities may not exceed, on a book value basis, 300 percent of previous month-end regulatory capital on the day we purchase the securities. See the “Capital Resources” section below for the definition of regulatory capital.

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

▪
Earnings enhancement. The investments portfolio, especially MBS, assists with earning a competitive return on capital, and increasing funding for Housing and Community Investment programs. In addition, liquidity investments help stabilize earnings because they typically earn a relatively stable spread to the cost of debt issued to fund them.

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

▪	Support of housing market. Investment in MBS and state housing finance agency bonds directly supports the residential mortgage market by providing capital and financing for mortgages.

How We Manage Risks of Investments. We strive to ensure our investment holdings have a moderate degree of market risk and limited credit risk, which tends to lower the returns we can expect to earn on these securities. We believe that a philosophy of purchasing investments with a high amount of market or credit risk would be inconsistent with our GSE status and corporate objectives.

Market risk associated with short-term investments tends to be minimal because of their short maturities and because we typically fund them with short-term Consolidated Obligations having similar maturities. We mitigate much of the market risk of MBS, which exists primarily from changes in mortgage prepayment speeds, by limiting their balances to 300 percent of regulatory capital, by funding them with a portfolio of long-term fixed-rate callable and non-callable Obligations, and by managing the market risk exposure of the entire balance sheet within prudent policy limits.

Finance Agency regulations and internal policies also provide controls on market risk exposure by restricting the types of mortgage loans, MBS and other investments we can hold. These restrictions prohibit, among others, the purchase of interest only or principal only stripped MBS and MBS whose average life varies more than six years under a 300 basis points interest rate shock.

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

Deposits
We provide a variety of deposit programs, including demand, overnight, term and Federal funds, which enable depositors to invest funds in short-term liquid assets. We accept deposits from members, other FHLBanks, any institution to which we offer correspondent services, and other government instrumentalities. The rates of interest we pay on deposits are subject to change daily based on comparable money market interest rates. The balances in deposit programs tend to vary positively with the amount of idle funds members have available to invest, as well as the level of short-term interest rates. Deposits have represented a small component of our funding in recent years, typically less than one percent of our funding sources.

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

A “conventional” mortgage refers to a non-government-guaranteed mortgage. A “conforming” mortgage refers to the maximum amount permissible to be lent as a regular prime (i.e., non-jumbo, non-subprime) mortgage. For 2019, the Finance Agency established the conforming limit at $484,350 with loans originated in a limited number of high-cost cities and counties receiving higher conforming limits. We do not purchase mortgages subject to these higher amounts.

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

How We Manage Risks of the MPP
Market Risk. We mitigate the MPP's market risk similarly to how we mitigate market risk from MBS.

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

We manage credit risk exposure for conventional loans primarily through underwriting and pool composition requirements and by applying layered credit enhancements. These enhancements, which apply after a homeowner's equity is exhausted, include available primary mortgage insurance, the Lender Risk Account (discussed below), and Supplemental Mortgage Insurance. Supplemental Mortgage Insurance is applicable to loans acquired before February 2011 and was purchased by the PFI from one of our approved third-party providers naming us as the beneficiary. These credit enhancements are designed to protect us against credit losses in scenarios of severe downward movements in housing prices and unfavorable changes in other factors that can affect loan delinquencies and defaults.

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

"Quantitative and Qualitative Disclosures About Risk Management” in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations provides more detail on how we manage market and credit risks for the MPP.

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

▪
to finance and hedge short-term, adjustable-rate Advances, and swapped Advances, typically by synthetically transforming fixed-rate Bonds to adjustable-rate funding through the execution of interest rate swaps; and

▪	to acquire liquidity investments.

Bonds may have fixed or adjustable rates of interest. Fixed-rate Bonds are either non-callable or callable. A callable Bond is one that we are able to redeem in whole or in part at our discretion on one or more predetermined call dates according to the Bond's offering notice. The maturity of Bonds typically ranges from one year to 20 years. Adjustable-rate Bonds use a benchmark market interest rate, typically LIBOR or SOFR, for interest rate resets. We do not participate in the issuance of range Bonds, zero coupon Bonds, or indexed principal redemption Bonds.

We use fixed-rate Bonds to fund longer-term fixed-rate Advances and longer-term fixed-rate mortgage assets, and use adjustable-rate Bonds to fund adjustable-rate Advances and certain longer-term fixed rate investments that have been swapped to an adjustable-rate.

We transact in interest rate swaps to synthetically convert some fixed-rate Bonds to adjustable-rate terms. These are used to hedge adjustable-rate Advances.

We participate in the issuance of Discount Notes to fund short-term Advances, adjustable-rate Advances, putable Advances (which we normally swap to an adjustable-rate), liquidity investments, and a portion of longer-term fixed-rate assets. Discount Notes have maturities from one day to one year, with most of ours normally maturing within three months.

The mix of Obligations fluctuates in response to relative changes in short-term versus long-term assets, relative changes in fixed-rate versus adjustable-rate assets, decisions on market risk management (particularly the amount of funding of longer-term assets with short-term Obligations), and differences in relative costs of various Obligations.

Interest rates on Obligations are affected by a multitude of factors such as: overall economic and credit conditions; credit ratings of the FHLBank System; investor demand and preferences for our debt securities; the level of interest rates and the shape of the U.S. Treasury curve and the LIBOR swap curve; and the supply, volume, timing, and characteristics of debt issuances by the FHLBanks, other GSEs, and other highly rated issuers.

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

Capital Requirements

Statutory and Regulatory Requirements

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

▪	We must maintain at least a four percent minimum regulatory capital-to-assets ratio. This requirement historically has been closest to affecting our operations.

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

In accordance with the GLB Act, our stock is also putable by members. There are statutory and regulatory restrictions on our obligation or right to redeem or repurchase outstanding stock, including, but not limited to, the following:

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

Capital Plan
Our Capital Plan ties the amount of each member's required capital stock to the amount of the member's assets and the amount and type of its Mission Asset Activity with us. The Capital Plan has the following basic characteristics:

▪
We offer only one class of capital stock, Class B, which is generally redeemable upon a member's five-year advance written notice. We strive to manage capital risks to be able to safely and soundly satisfy redemption requests sooner than five years, although we may elect to wait up to five years (or longer under certain conditions).

▪
We issue shares of capital stock as required for an institution to become a member or maintain membership (membership stock), as required for members to capitalize Mission Asset Activity (activity stock), and if we pay dividends in the form of additional shares of stock.

▪	We may, subject to the restrictions described above, repurchase certain capital stock (i.e., "excess" capital stock).

▪
The concept of “cooperative capital,” explained below, better aligns the interests of heavy users of our products with light users by enhancing the dividend return and providing a more stable base of capital.

We believe the Capital Plan enables us to efficiently increase and decrease capital stock needed to capitalize assets in response to changes in the membership base and demand for Mission Asset Activity. This enables us to maintain a prudent amount of financial leverage and consistently generate a competitive dividend return.

At December 31, 2018, the amount of membership stock required for each member ranged from a minimum of $1,000 to a maximum of $25 million, with the amount within that range determined as a percentage of member assets. Beginning in April 2019, the maximum amount of membership stock required for each member was increased to $30 million. Separate from its membership stock, each member is required to purchase and hold activity stock to capitalize its Mission Asset Activity. For purposes of the Capital Plan, Mission Asset Activity includes the principal balance of Advances, guaranteed funds and rate Advance commitments, and the principal balance of loans and commitments in the MPP.

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

If an individual member's excess stock reaches zero, the Capital Plan normally permits us, with certain limits, to capitalize additional Mission Asset Activity of that member with excess stock owned by other members at the maximum percentage rate. This feature, called “cooperative capital,” enables us to more effectively utilize our capital stock. The limit to how much cooperative capital a member may use is currently set at $100 million. A member's use of cooperative capital reduces the ratio of its activity stock to its Mission Asset Activity for each type of Mission Asset Activity. When a member's ratio of activity stock to its Mission Asset Activity reaches the minimum activity stock percentage for all types of Mission Asset Activity, the member must capitalize additional Mission Asset Activity of a given type by purchasing capital stock at that asset type's minimum percentage rate, assuming availability of cooperative capital.

Retained Earnings

Purposes and Amount of Retained Earnings
Retained earnings are important to protect members' capital stock investment against the risk of impairment and to enhance our ability to pay stable and competitive dividends when earnings may be volatile. Impairment risk is the risk that members would have to write down the par value of their capital stock investment in our FHLB as a result of their analysis of ultimate recoverability. An extreme situation of earnings instability, in which other-than-temporary losses were experienced and expected for a period of time, could result in members determining that the value of their capital stock investment was impaired.

We have a policy that sets forth a range for the amount of retained earnings we believe is needed to mitigate impairment risk and facilitate dividend stability in light of the risks we face. At December 31, 2018, the minimum retained earnings requirement ranges from $400 million to $600 million, based on mitigating quantifiable risks under very stressed business and market scenarios to a 99 percent confidence level. At the end of 2018, our retained earnings totaled $1,023 million. We believe the current amount of retained earnings is fully sufficient to protect our capital stock against impairment risk and to provide for dividend stability.

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

Similar to our participation in debt issuances, use of derivatives is integral to hedging market risk created by Advances, certain longer-term fixed-rate investments and mortgage assets, including commitments. Derivatives related to Advances most commonly hedge either:

▪	below-market rates and/or the market risk exposure on Putable Advances, and certain other Advances, for which members have sold us options embedded within the Advances; or

▪	Regular Fixed-Rate Advances when it may not be as advantageous to issue Obligations or when it may improve our market risk management.

The derivatives we transact related to investments hedge market risk exposure by effectively converting the fixed-rate investment to an adjustable-rate investment. The derivatives we transact related to mortgage assets primarily hedge interest rate risk and prepayment risk. Such derivatives include options on interest rates swaps (swaptions) and sales of to-be-announced MBS for forward settlement.

Derivatives transactions related to Bonds help us intermediate between the preference of capital market investors for intermediate- and long-term fixed-rate debt securities and the preference of our members for shorter-term or adjustable-rate Advances. We can satisfy the preferences of both groups by issuing long-term fixed-rate Bonds and entering into an interest rate swap that synthetically converts the Bonds to an adjustable-rate funding basis that matches up with the short-term and adjustable-rate Advances, thereby preserving a favorable interest rate spread.

Use of derivatives can result in a substantial amount of volatility of accounting and economic earnings. We strive to maintain a low amount of earnings volatility from realized gains and losses on derivatives. We accept a higher amount of earnings volatility from unrealized gains and losses on recording derivatives at fair values, to the extent our use of derivatives effectively hedge market risk exposure.

COMPETITION

Advances
Members' demand for our Advances is affected by, among other things, the cost of other sources of funding available, including our members' customer deposits. We compete with other suppliers of wholesale funding, both secured and unsecured, including the federal government, commercial banks, investment banking divisions of commercial banks, brokered deposits and other FHLBanks when our members' affiliated institutions are members of other FHLBanks. In addition, competition is often more significant when originating Advances to larger members, which have greater access to the national and global capital markets.

Our ability to compete successfully with other suppliers of wholesale funding, including other FHLBanks, depends primarily on the total cost of our products to members, which include the rates we charge, earnings and dividend performance, collateral policies, capital stock requirements, product features and members' perceptions of our relative safety and soundness. In addition, our competitive environment continues to be impacted by the Federal Reserve's low interest-rate environment. See Item 1A. Risk Factors below for further discussion.

Mortgage Purchase Program
The primary competitors for mortgage loans we purchase in the MPP are Fannie Mae and Freddie Mac, government agencies such as the Government National Mortgage Association (Ginnie Mae), and other secondary mortgage market conduits. Fannie Mae and Freddie Mac, in particular, have long-established and efficient programs and are the dominant purchasers of fixed-rate conventional mortgages. In addition, a number of private financial institutions have well-established securitization programs, although they may not currently be as active as they were historically. The MPP also competes with the Federal Reserve to the extent it purchases MBS and affects market prices and the availability of supply.

Debt Issuance
The FHLBank System primarily competes with the U.S. government and other GSEs for funds raised through the issuance of unsecured debt in the national and global debt markets. Increases in the supply of competing debt products may, in the absence of increases in demand, result in higher debt costs.

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

A recessionary economy can lower the demand for Mission Asset Activity, can decrease profitability, and can cause stockholders to request redemption of a portion of their capital or request withdrawal from membership (both referred to in this document as “request withdrawal of capital”). These unfavorable effects are more likely to occur and be more severe if a weak economy is accompanied by significant changes in interest rates, stresses in the housing market, elevated competitive forces, or actual or potential changes in the legislative and regulatory environment.

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

Our primary business is providing liquidity to our members by making Advances to, and purchasing mortgage loans from, our members. Members have access to alternative funding sources, including their customers' deposits and wholesale funding, which may offer more favorable terms than we offer, such as more flexible credit or collateral standards. Some of our competitors are not subject to the same body of regulations applicable to us, which enables those competitors to offer products and terms that we are not able to offer. In addition, state and federal regulators’ perception of the stability and reliability of our Advances can also directly impact the amount of Advances used by members.

In connection with purchasing mortgage loans from our members, we face competition in the areas of customer service, purchase prices for the MPP loans and ancillary services such as automated underwriting and loan servicing options. Our primary competitors are Fannie Mae, Freddie Mac, government agencies such as Ginnie Mae, and other secondary mortgage market conduits. In addition, our members face increased origination competition from originators that are not members of an FHLBank, which could reduce the amount of mortgage loans that members can make available to us to purchase.

Increased competition could decrease the amount of Advances and mortgage loans and narrow profitability on those products, both of which could cause stockholders to request withdrawals of capital.

In addition, the FHLBank System's offerings of debt compete with the U.S. Treasury, Fannie Mae, Freddie Mac, other GSEs, and corporate, state, and sovereign entities, among others. Increases in the supply and types of competing debt products or other regulatory factors could adversely affect the System's ability to access funding or increase the cost of our debt issuance. Either of these effects could in turn adversely affect our financial condition and results of operations and the value of FHLB membership.

Business Concentration and Consolidation and Composition of the Financial Industry. Sharp reductions in Mission Asset Activity resulting from lower usage by large members, consolidation of large members, or continued shift in mortgage lending activities towards entities not eligible for FHLB membership could adversely impact our net income and dividends.

The amount of Mission Asset Activity and capital is concentrated among a small number of our large members. Additionally, the financial industry continues to consolidate and in recent years there has been a systemic trend of financial institutions that are currently ineligible for FHLB membership gaining an increasing market share, especially related to mortgage finance. However, the legislative and regulatory environment faced by the FHLBanks has not changed in response to this trend. Our members could decrease their Mission Asset Activity and the amount of their capital stock as a result of merger and acquisition activity or continued loss of market share to ineligible entities. At December 31, 2018, one member, JPMorgan Chase Bank, N.A., held over 40 percent of our Advances and one member PFI, Union Savings Bank, accounted for over 30 percent of the outstanding MPP principal balance. Our business model is structured to be able to absorb sharp changes in Mission Asset Activity because we can undertake commensurate reductions in liability balances and capital and because of our relatively modest operating expenses. However, an extremely large and sustained reduction in Mission Asset Activity could affect our profitability and ability to pay competitive dividends, as well as, at the FHLBank System level, raise policy questions about the relevance of the FHLBank System in its traditional mission of supporting housing finance.

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

There are significant differences between the FHLBank System and Fannie Mae and Freddie Mac, including the System's focus on lending as opposed to guaranteeing mortgages and its distinctive cooperative business model. GSE legislation could inadequately account for these differences. This could jeopardize the ability of the FHLBank System to continue operating effectively within its current business model, including by adversely changing the perceptions of the capital markets about the risk associated with the debt of housing GSEs. We cannot predict the effects on the System if GSE reform were to be enacted.

FHLB Regulatory Environment. Changes in the regulatory and legislative environment could unfavorably affect our business model, financial condition, and results of operations.

In addition to potential GSE reform, the legislative and regulatory environment in which the System operates continues to undergo change. Recently-promulgated and future legislative and regulatory actions could significantly affect our business model, financial condition, or results of operations. Furthermore, the overall increase in demand for short-term funding due to the effects of reform in the money markets in the last few years combined with our growing role as a market liquidity provider for large financial institutions have resulted in heightened regulatory scrutiny.

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

We are exposed to liquidity risk if significant disruptions in the capital markets occur. Although the System was able to maintain access to the capital markets for debt issuances on acceptable terms during 2018, there is no assurance this will continue to be the case. Future ability to effectively access the capital markets could be adversely affected by external events (such as general economic and financial instabilities, political instability, wars, and natural disasters), deterioration in the perception of financial market participants about the financial strength of Consolidated Obligations, or downgrades to the System's credit ratings. The System could also be affected by the continued changes in the capital markets in response to financial regulations and by the joint and several liability for Consolidated Obligations, which exposes the System as a whole to events at individual FHLBanks. If access to capital markets were to be impaired for an extended period, the effect on our financial condition and results of operations could be material. At the extreme, the System's ability to achieve its mission and satisfy its financial obligations could be threatened.

Credit and Counterparty Risk. We are exposed to credit risk that, if realized, could materially affect our financial condition and results of operations.

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

Although credit losses in the MPP have historically been minimal, they could increase under adverse economic scenarios involving significant and sustained reductions in home prices and sustained elevated levels of unemployment and other factors that influence delinquencies and defaults.

Some of our liquidity investments are unsecured, as are uncollateralized portions of certain derivatives. We make unsecured liquidity investments in and transact derivatives with highly rated, investment-grade institutions, have conservative limits on dollar and maturity exposure to each institution, and have strong credit underwriting practices. Failure of an investment or derivative counterparty with which we have a large unsecured position could have a material adverse effect on our financial conditions and results of operations. To the extent we engage in derivative transactions required to be cleared under provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), we may be exposed to nonperformance from central clearinghouses and Futures Commission Merchants.

Financial institutions are increasingly inter-related as a result of trading, clearing, counterparty, and other relationships. As a result, actual or potential defaults of one or more financial institutions could lead to market-wide disruptions making it difficult for us to find qualified counterparties for transactions.

Market Risk. Changes in interest rates and mortgage prepayment speeds (together referred to as market risk exposure or interest rate risk exposure) could significantly affect our financial condition and results of operations.

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

Because it is normally cost-prohibitive to completely mitigate market risk exposure, a residual amount of market risk normally remains after incorporating risk management activities. Sharp increases or decreases in interest rates could adversely affect us and our stockholders by making dividend rates less competitive relative to the returns available to members on alternative investments.

In some extremely stressful scenarios, changes in interest rates and prepayment speeds could result in dividends being below stockholders' expectations for an extended period of time and/or market capitalization ratios falling below par which could indicate potential impairment of member stock. In such a situation, members could engage in less Mission Asset Activity and could request a withdrawal of capital. See "Quantitative and Qualitative Disclosures About Risk Management" in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information about market risk exposure.

Asset Profitability. Spreads on assets to funding costs may narrow because of changes in other risk factors such as the economy, interest rates, and competition, resulting in lower profitability.

Spreads on our assets tend to be narrow compared to those of many other financial institutions due to our cooperative business model. Market conditions, yield curve shape, competitive forces, and, as discussed above, market risk exposure could cause these already narrow asset spreads to decline, which could substantially reduce our profitability. A key spread relationship is that we tend to utilize Consolidated Discount Notes to fund a significant amount of assets that have adjustable-rates tied to a benchmark interest rate, such as LIBOR. Because rates on Discount Notes do not perfectly correlate with other adjustable benchmark interest rates, a narrowing of this spread, for example from investors changing perceptions about the quality of our debt, could lower income and reduce balances of Mission Asset Activity.

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

The United Kingdom's Financial Conduct Authority (FCA), which has regulated LIBOR since April 2013, has made significant improvements to the index since LIBOR began to face scrutiny in 2009. However, the LIBOR index is now expected to be phased out no later than the end of 2021. The Federal Reserve Bank of New York convened the Alternative Reference Rates Committee (ARRC) to 1) develop a robust alternative to U.S. dollar LIBOR and 2) develop a plan to encourage its use in derivatives and other transactions as appropriate. The ARRC has settled on the establishment of the Secured Overnight Financing Rate (SOFR) as its recommended alternative to U.S. dollar LIBOR. SOFR is based on a broad segment of the overnight Treasuries repurchase market and is intended to be a measure of the cost of borrowing cash overnight collateralized by Treasury securities. The Federal Reserve Bank of New York began publishing SOFR in April

2018. During the third quarter of 2018, several market participants began utilizing SOFR through the issuance of variable-rate debt securities indexed to SOFR. In the fourth quarter of 2018, we participated in the FHLBank System's first issuance of SOFR-linked Consolidated Bonds and have continued to participate in subsequent issuances. However, many of our assets and liabilities still remain indexed to LIBOR. Therefore, we are planning for the eventual replacement of our LIBOR-indexed instruments away from the LIBOR benchmark interest rate, including the possibility of SOFR as the dominant replacement. We are not currently able to predict whether LIBOR will remain as an available rate index, whether and when an alternative rate such as SOFR will become a robust market benchmark rate in place of LIBOR, or what the impact of such a transition may be on our business, financial condition, and results of operations.

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

Control failures, including failures in our internal controls over financial reporting as well as business interruptions with members and counterparties, could occur from human error, fraud, breakdowns in information and computer systems, errors or misuse of financial and business models and services we employ (including third-party vendor services), lapses in operating processes, or natural or man-made disasters. If a significant control failure or business interruption were to occur, it could materially damage our financial condition and results of operations. We may not be able to foresee, prevent, mitigate, reverse or repair the negative effects of such failures or interruptions.

We rely heavily on internal and third-party information systems and other technology to manage our business, including the secure processing, storage and transmission of confidential and other information in computer systems and networks. For instance, due to our reliance on the book-entry system of the Federal Reserve Banks for debt issuance and servicing operations, we depend on them and their fiscal agent, the Federal Reserve Bank of New York, and one or more settlement agents to issue and make payments of principal and interest on Consolidated Obligations.

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

By law our stock is not publicly traded, and only our members (and former members with a withdrawal notice pending) may own our stock. The par value of our capital stock is $100 per share. As of December 31, 2018, we had 646 stockholders and approximately 43 million shares of capital stock outstanding, all of which were Class B Stock.

We paid quarterly dividends in 2018 and 2017 as outlined in the table below.

(Dollars in millions)
	2018				2017
		Annualized				Annualized
Quarter	Amount	Rate	Form	Quarter	Amount	Rate	Form
First	$61	5.75%	Cash	First	$47	4.50%	Cash
Second	62	5.75	Cash	Second	49	4.75	Cash
Third	68	6.00	Cash	Third	54	5.25	Cash
Fourth	65	6.00	Cash	Fourth	58	5.50	Cash
Total	$256	5.88		Total	$208	5.00

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

A Finance Agency rule prohibits us from issuing new excess capital stock to members, either by paying stock dividends or otherwise, if before or after the issuance the amount of member excess capital stock exceeds or would exceed one percent of the FHLB's assets. Excess capital stock for this regulatory purpose is calculated as the aggregate of capital stock owned that is in excess of all membership and Mission Asset Activity requirements (as defined in our Capital Plan). At December 31, 2018, we had excess capital stock outstanding totaling more than one percent of total assets.

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

RECENT SALES OF UNREGISTERED SECURITIES

From time to time, we provide Letters of Credit in the ordinary course of business to support members' obligations issued in support of unaffiliated, third-party offerings of notes, bonds or other securities. We did not provide such credit support during 2018. We provided $12 million and $60 million of such credit support during 2017 and 2016. To the extent that these Letters of Credit are securities for purposes of the Securities Act of 1933, their issuance is exempt from registration pursuant to section 3(a)(2) thereof.

Item 6.	Selected Financial Data.

The following table presents selected Statement of Condition data, Statement of Income data and financial ratios for the five years ended December 31, 2018.

	Year Ended December 31,
(Dollars in millions)	2018	2017	2016	2015	2014
STATEMENT OF CONDITION DATA AT PERIOD END:
Total assets	$99,203	$106,895	$104,635	$118,756	$106,607
Advances	54,822	69,918	69,882	73,292	70,406
Mortgage loans held for portfolio	10,502	9,682	9,150	7,954	6,956
Allowance for credit losses on mortgage loans	1	1	1	2	5
Investments (1)	33,614	27,058	25,334	37,356	26,007
Consolidated Obligations, net:
Discount Notes	46,944	46,211	44,690	77,199	41,232
Bonds	45,659	54,163	53,191	35,092	59,217
Total Consolidated Obligations, net	92,603	100,374	97,881	112,291	100,449
Mandatorily redeemable capital stock	23	30	35	38	63
Capital:
Capital stock - putable	4,320	4,241	4,157	4,429	4,267
Retained earnings	1,023	940	834	737	656
Accumulated other comprehensive loss	(13)	(16)	(13)	(13)	(17)
Total capital	5,330	5,165	4,978	5,153	4,906
STATEMENT OF INCOME DATA:
Net interest income	$499	$429	$363	$327	$327
Non-interest income (loss)	(37)	(1)	46	30	23
Non-interest expense	85	79	111	75	68
Affordable Housing Program assessments	38	35	30	28	28
Net income	$339	$314	$268	$254	$254
FINANCIAL RATIOS:
Dividend payout ratio (2)	75.6%	66.3%	63.9%	67.7%	69.5%
Weighted average dividend rate (3)	5.88	5.00	4.00	4.00	4.00
Return on average equity	6.29	6.15	5.35	5.04	5.16
Return on average assets	0.32	0.31	0.25	0.24	0.25
Net interest margin (4)	0.47	0.42	0.35	0.31	0.32
Average equity to average assets	5.11	5.00	4.76	4.78	4.86
Regulatory capital ratio (5)	5.41	4.88	4.80	4.38	4.68
Operating expenses to average assets (6)	0.063	0.060	0.061	0.054	0.050

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

This discussion and analysis of the FHLB's financial condition and results of operations should be read in conjunction with the Financial Statements and related Notes to Financial Statements contained in this Form 10-K.

EXECUTIVE OVERVIEW

Financial Condition

Mission Asset Activity
In 2018, the FHLB fulfilled its mission by providing a key source of readily available and competitively priced wholesale funding to its member financial institutions, supporting its commitment to affordable housing and community investment, and paying stockholders a competitive dividend return on their capital investment.

Mission Assets, which we define as Advances, Letters of Credit, and total MPP (including purchase commitments), are the primary means by which we fulfill our mission with direct connections to members. We regularly monitor our balance sheet concentration of Mission Asset Activity. In 2018, our Primary Mission Asset ratio, which measures the sum of average Advances and mortgage loans as a percentage of average Consolidated Obligations, was 76 percent, exceeding the Federal Housing Finance Agency (Finance Agency) preferred ratio of 70 percent. In assessing overall mission achievement, we also consider supplemental sources of Mission Asset Activity, the most significant of which is Letters of Credit issued to members.

The following table summarizes our Mission Asset Activity.

	Year Ended December 31,
	Ending Balances		Average Balances
(In millions)	2018	2017	2018	2017
Mission Asset Activity:
Advances (principal)	$54,872	$69,978	$65,593	$67,683
Mortgage Purchase Program (MPP):
Mortgage loans held for portfolio (principal)	10,272	9,454	9,743	9,224
Mandatory Delivery Contracts (notional)	146	219	287	293
Total MPP	10,418	9,673	10,030	9,517
Letters of Credit (notional)	14,847	14,691	14,619	16,457
Total Mission Asset Activity	$80,137	$94,342	$90,242	$93,657

The balance of Mission Asset Activity was $80.1 billion at December 31, 2018, a decrease of $14.2 billion (15 percent) from year-end 2017, driven by lower Advance balances. Advance principal balances decreased $15.1 billion (22 percent) in 2018 primarily due to a reduction in borrowings from a few large-asset members. However, average Advance principal balances for 2018 declined only $2.1 billion compared to 2017. Advance balances are often volatile due to our members' ability to quickly, normally on the same day, increase or decrease their amount of Advances. We believe providing members flexibility in their funding levels helps support their asset-liability management needs and is a key benefit of membership. At December 31, 2018, 70 percent of members held Mission Asset Activity, which was relatively stable compared to prior periods.

Based on the most-recently available figures, members funded an average of 3.2 percent of their assets with Advances. As in recent years, most members continued to have modest demand for Advance borrowings. Demand for Advances is affected by the accessibility and cost of other sources of liquidity and funding, such as deposits, available to members.

The MPP principal balance rose $0.8 billion (nine percent) from year-end 2017. During 2018, we purchased $1.9 billion of mortgage loans, while principal reductions totaled $1.1 billion.

Based on earnings in 2018, we accrued $38 million for the Affordable Housing Program (AHP) pool of funds to be available to members in 2019. In addition to the required AHP assessment, we continued our voluntary sponsorship of two other housing programs, which provide resources to pay for accessibility rehabilitation and emergency repairs for special needs and elderly homeowners and to help members aid their communities following natural disasters.

Investments and Other Assets
The balance of investments at December 31, 2018 was $33.6 billion, an increase of $6.6 billion (24 percent) from year-end 2017. Investments averaged $29.8 billion in 2018, an increase of $5.2 billion (21 percent) from the average balance during 2017. The increases in the ending and average balances of investments were primarily driven by higher liquidity investments, which can vary significantly on a daily basis during times of volatility in Advance balances. At December 31, 2018, investments included $15.7 billion of mortgage-backed securities (MBS) and $17.9 billion of other investments, which were mostly short-term instruments held for liquidity. All of our MBS held at December 31, 2018 were issued and guaranteed by Fannie Mae, Freddie Mac or a U.S. agency.

We maintained a robust amount of asset liquidity throughout 2018 across a variety of liquidity measures, as discussed in the "Liquidity Risk" section of "Quantitative and Qualitative Disclosures About Risk Management."

Capital
Capital adequacy remained strong in 2018, surpassing all minimum regulatory capital requirements. The GAAP capital-to-assets ratio at December 31, 2018 was 5.37 percent, while the regulatory capital-to-assets ratio was 5.41 percent. Both ratios exceeded the regulatory required minimum of four percent. Regulatory capital includes mandatorily redeemable capital stock accounted for as a liability under GAAP. The amounts of GAAP and regulatory capital increased $165 million and $155 million, respectively, in 2018, due to purchases of capital stock associated with Advance activity and the growth in retained earnings. Retained earnings totaled $1.0 billion at December 31, 2018, an increase of nine percent from year-end 2017. The increase in capital was partially offset by a repurchase of $297 million in excess stock from members as part of our capital management strategy.

Results of Operations

Overall Results
The table below summarizes our results of operations.

	Year Ended December 31,
(Dollars in millions)	2018	2017	2016
Net income	$339	$314	$268
Affordable Housing Program assessments	38	35	30
Return on average equity (ROE)	6.29%	6.15%	5.35%
Return on average assets	0.32	0.31	0.25
Weighted average dividend rate	5.88	5.00	4.00
Average 3-month LIBOR	2.31	1.26	0.74
ROE spread to 3-month LIBOR	3.98	4.89	4.61
Dividend rate spread to 3-month LIBOR	3.57	3.74	3.26

Net income in 2018 increased $25 million (eight percent) compared to 2017. The increase in net income and ROE was primarily the result of higher net interest income. Net interest income was higher in 2018 compared to 2017 primarily due to the rise in short-term interest rates, which improved earnings from funding assets with interest-free capital.

Earnings levels continued to represent competitive returns on stockholders' capital investment. ROE was significantly higher than short-term rates in the periods presented above, while we maintained risk exposures in line with our appetite for a moderate to low risk profile. The spread between ROE and short-term rates, such as 3-month LIBOR, is a market benchmark we believe member stockholders use to assess the competitiveness of the return on their capital investment.

In December 2018, we paid stockholders a quarterly 6.00 percent annualized dividend rate on their capital investment in our company. The higher dividend rates paid throughout 2018 compared to 2017 was driven in large part by the effects of higher short-term interest rates. In 2018, we paid an average dividend rate of 5.88 percent compared to 5.00 percent in 2017.

We believe that our operations and financial condition will continue to generate competitive profitability, reflecting the combination of a stable business model, and a consistent and conservative management of risk. Our business model is structured to be able to absorb sharp changes in Mission Asset Activity because we can execute commensurate changes in liability balances and capital. Key factors that can cause significant periodic earnings volatility are changes in the level of interest rates, changes in spreads between benchmark interest rates (such as LIBOR) and our short-term funding costs, recognition of net amortization, and fair value adjustments related to the use of derivatives and the associated hedged items.

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

	Year 2018		Year 2017		Year 2016
	Ending	Average	Ending	Average	Ending	Average
Federal funds effective	2.40%	1.83%	1.33%	1.00%	0.55%	0.39%
3-month LIBOR	2.81	2.31	1.69	1.26	1.00	0.74
2-year LIBOR	2.66	2.75	2.08	1.65	1.45	1.00
10-year LIBOR	2.71	2.95	2.40	2.29	2.34	1.70
2-year U.S. Treasury	2.49	2.52	1.89	1.39	1.19	0.83
10-year U.S. Treasury	2.69	2.91	2.41	2.33	2.45	1.84
15-year mortgage current coupon (1)	3.06	3.20	2.52	2.40	2.49	1.94
30-year mortgage current coupon (1)	3.51	3.65	3.00	3.03	3.14	2.63

	Year 2018 by Quarter - Average
	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Federal funds effective	1.45%	1.74%	1.93%	2.22%
3-month LIBOR	1.93	2.34	2.34	2.63
2-year LIBOR	2.40	2.74	2.86	2.98
10-year LIBOR	2.77	2.96	2.99	3.09
2-year U.S. Treasury	2.15	2.47	2.66	2.80
10-year U.S. Treasury	2.76	2.92	2.92	3.04
15-year mortgage current coupon (1)	2.93	3.20	3.24	3.42
30-year mortgage current coupon (1)	3.40	3.64	3.67	3.89

(1)	Simple average of current coupon rates of Fannie Mae and Freddie Mac par MBS indications.

In December 2018, the target overnight Federal funds rate increased from a 2.00 to 2.25 percent range to a 2.25 to 2.50 percent range. Average short-term rates were approximately 0.80 to 1.10 percentage points higher in 2018 compared to 2017, while average long-term rates increased approximately 0.60 to 0.80 percentage points during that same period. The gradually rising interest rate environment continued to benefit income during 2018 primarily because of earnings generated by funding assets with interest-free capital. However, the trends of rising short-term interest rates and flatter market yield curves could lower profitability if they were to continue for a prolonged period or if market yield curves were inverted between certain maturity points. For example, earnings may decrease as a consequence of a flat to inverted yield curve due to narrower spreads between yields earned on new mortgage assets and the costs of new Consolidated Obligations used to fund them.

Business Outlook and Risk Management

This section summarizes the business outlook and what we believe are our current major risk exposures. See Item 1A. Risk Factors for a detailed discussion of certain factors that could affect our corporate objectives, financial condition, and results of operations. "Quantitative and Qualitative Disclosures About Risk Management" provides details on current risk exposures.

Strategic/Business Risk
Advances: Our business is cyclical and Mission Asset Activity normally grows slowly or stabilizes in periods of moderate macro-economic growth, when financial institutions have ample liquidity, or when there is significant growth in the money supply. Other factors that constrain widespread demand for Advances are the relatively low levels of interest rates and little deviation in Advance rates versus deposit rates, and other competitive sources of wholesale funding.

In the last several years, the percentage of assets that members funded with Advances has shown little variation, in the range of three to four percent. We may see a broad-based increase in Advance demand if one or more of the following occur: aggregate loan portfolios of our members grow quicker than aggregate deposits, the economy experiences a sustained growth trend, interest rates continue to increase over time, or changes in Federal Reserve policy reduce other sources of liquidity available to members.

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

Market Risk
During 2018, as in 2017, the market risk exposure to changing interest rates was moderate overall and well within policy limits. We believe that profitability would not become uncompetitive unless interest rates were to change quickly and significantly.

Capital Adequacy
We believe members place a high value on their capital investment in our company. Capital ratios at December 31, 2018, and all throughout the year, exceeded the regulatory required minimum of four percent. We believe the amount of retained earnings is sufficient to protect against members' impairment risk of their capital stock investment in the FHLB and to provide the opportunity to stabilize or increase future dividends. Our capital policies and Capital Plan also have safeguards to ensure we meet regulatory and prudential capital requirements.

Credit Risk
In 2018, we continued to experience a de minimis level of overall residual credit risk exposure from our Credit Services, investments, and derivative transactions. We believe policies and procedures related to credit underwriting, Advance collateral management, and transactions with investment and derivative counterparties continue to fully mitigate these risks. We have never experienced any credit losses, and we continue to have no loan loss reserves or impairment recorded for these instruments. Residual credit risk exposure in the mortgage loan portfolio was minimal. The allowance for credit losses in the MPP was stable during the year and was $1 million at December 31, 2018.

Liquidity Risk
Our liquidity position remained strong during 2018, as did our overall ability to fund operations through the issuance of Consolidated Obligations at acceptable interest costs. Investor demand for FHLBank System debt continued to be robust. There were no substantive stresses on market access or liquidity from external market and political events. Although we can make no assurances, we believe there is only a remote possibility of a liquidity or funding crisis in the System that could impair our ability to participate, on a cost-effective basis, in issuances of new debt, service outstanding debt, maintain adequate capital levels, or pay competitive dividends.

Regulatory and Legislative Risk and Significant Developments
General: The FHLBank System is subject to legislative and regulatory oversight. Legislative and regulatory actions applicable, directly or indirectly, to the FHLBank System in the last decade have increased uncertainty regarding the business model and membership base under which the FHLBanks may operate in the future. This is due primarily to the uncertainty around potential future GSE reform, which shows no signs of resolution, and the evolution of mortgage financing moving towards financial institutions currently not eligible for FHLBank membership. See Item 1A. Risk Factors for more discussion. We cannot predict the ultimate outcome of GSE reform and whether our membership base will be legislatively and regulatorily permitted to evolve in concert with the housing finance market.

LIBOR Replacement: We are planning for the replacement of LIBOR given the announcement that the LIBOR index is expected to be phased out no later than the end of 2021 and the Federal Reserve Bank of New York's establishment of the Secured Overnight Financing Rate (SOFR) as its recommended alternative to U.S. dollar LIBOR. In the fourth quarter of 2018, we participated in the FHLBank System's first issuance of SOFR-linked Consolidated Bonds and have continued to participate in subsequent issuances. We also began offering SOFR-linked Advances in the fourth quarter of 2018. However, many of our assets and liabilities still remain indexed to LIBOR. Therefore, we are continuing to plan for the eventual replacement of our LIBOR-indexed instruments away from the LIBOR benchmark interest rate. The market transition away from LIBOR towards SOFR is expected to be gradual and complicated, including the development of term and credit adjustments to accommodate differences between LIBOR and SOFR. As such, we are not currently able to predict the ultimate impact of such a transition on our business, financial condition, and results of operations. See Item 1A. Risk Factors for more discussion.

Liquidity Advisory Bulletin: Advisory Bulletin 2018-07 Federal Home Loan Bank Liquidity Guidance (Liquidity AB). In August 2018, the Finance Agency issued a final Advisory Bulletin on expectations with respect to the maintenance of sufficient liquidity to enable the FHLBanks to provide Advances and Letters of Credit for members for a specified number of days without access to the capital markets or other unsecured funding sources. The Liquidity AB rescinds the 2009 liquidity guidance previously issued by the Finance Agency. In addition, the Liquidity AB provides guidance related to asset/liability maturity funding gap limits. Funding gap metrics measure the difference between assets and liabilities that are scheduled to mature during a specified period of time and are expressed as a percentage of total assets. The Liquidity AB provides for the funding gap limits to reduce the liquidity risks associated with a mismatch in asset and liability maturities, including an undue reliance on short-term debt funding, which may increase debt rollover risk. The Liquidity AB also addresses liquidity stress testing, contingent funding plans and an adjustment to the calculation of the Primary Mission Asset ratio. Portions of the Liquidity AB were implemented on December 31, 2018, with further implementation to take place on March 31, 2019 and full implementation on December 31, 2019.

The Liquidity AB will require us to hold an additional amount of liquid assets to meet the new guidance related to the base case liquidity expectations, which may raise our cost of funding. We currently do not believe these changes will have a material effect on our results of operations, but they will make managing liquidity and the balance sheet more operationally challenging. Refer to the "Liquidity Risk" section of "Quantitative and Qualitative Disclosures About Risk Management" for further discussion of the requirements set forth in the Liquidity AB.

Final Rule on FHLBank Capital Requirements: On February 20, 2019, the Finance Agency published a final rule, effective January 1, 2020, pertaining to the capital requirements for the FHLBanks. The final rule revises the credit risk component of the risk-based capital requirement, as well as the limitations on extensions of unsecured credit. The main revisions remove requirements that we calculate credit risk capital charges and unsecured credit limits based on ratings issued by a Nationally Recognized Statistical Rating Organization (NRSRO), and instead require that we establish and use our own internal rating methodology. With respect to derivatives, the rule imposes a new capital charge for cleared derivatives to align with the Dodd-Frank Act’s clearing mandate. The final rule also revises the percentages used to calculate credit risk capital charges for Advances and for non-mortgage assets. We do not expect this rule to materially affect our financial condition or results of operations.

Final Rule Amending AHP Regulations: On November 28, 2018, the Finance Agency published a final rule that amends the operating requirements of the FHLBanks’ AHP. The final rule amendments:

▪	revise the scoring criteria to create different and new scoring priorities;

▪	remove the retention agreement requirement on owner-occupied units using the subsidy solely for rehabilitation;

▪	increase the per-household set-aside grant amount to $22,000 with an annual housing price inflation adjustment (up from the current fixed limit of $15,000);

▪	clarify the requirements for remediating AHP noncompliance;

▪	prohibit our Board of Directors from delegating approval of AHP strategic policy decisions to a committee; and

▪	further align AHP monitoring with certain federal government funding programs.

The majority of the rule’s provisions take effect January 1, 2021, while the owner-occupied retention agreement requirements take effect January 1, 2020. We do not expect this rule to materially affect our financial condition or results of operations.

Proposed Rule on Housing Goals: On November 2, 2018, the Finance Agency published a proposed rule that would amend its existing Federal Home Loan Bank Housing Goals regulation. If adopted as proposed, the proposed amendments would:

▪	eliminate the $2.5 billion mortgage loan purchase volume threshold that triggers the application of housing goals;

▪
establish the target level for the new prospective mortgage loan purchase housing goal at 20 percent of total mortgage loan purchases that are for very low-income families, low-income families, or families in low-income areas, and require that at least 75 percent of all mortgage purchases that count toward the goal be for borrowers with incomes at or below 80 percent of the area median income;

▪
establish a goal that 50 percent of mortgage program users meet the definition of “small members” whose assets do not exceed the "community financial institution" asset cap, which is currently set at $1.199 billion; and

▪	allow the FHLBanks to request FHFA approval of alternative target percentages for mortgage loan purchase housing goals and small member participation goals.

We continue to evaluate this proposed rule and its effect on our financial condition and results of operation.

ANALYSIS OF FINANCIAL CONDITION

Credit Services

Credit Activity and Advance Composition
The tables below show trends in Advance balances by major programs and in the notional amount of Letters of Credit.

(Dollars in millions)	December 31, 2018		December 31, 2017
	Balance	Percent(1)	Balance	Percent(1)
Adjustable/Variable Rate-Indexed:
LIBOR	$28,740	52%	$32,420	47%
Other	2,144	4	941	1
Total	30,884	56	33,361	48
Fixed-Rate:
Repurchase based (REPO)	7,003	13	19,890	28
Regular Fixed-Rate	10,972	20	11,191	16
Putable (2)	460	1	280	—
Amortizing/Mortgage Matched	2,702	5	2,776	4
Other	2,851	5	2,479	4
Total	23,988	44	36,616	52
Other Advances	—	—	1	—
Total Advances Principal	$54,872	100%	$69,978	100%

Letters of Credit (notional)	$14,847		$14,691

(Dollars in millions)	December 31, 2018		September 30, 2018		June 30, 2018		March 31, 2018
	Balance	Percent(1)	Balance	Percent(1)	Balance	Percent(1)	Balance	Percent(1)
Adjustable/Variable-Rate Indexed:
LIBOR	$28,740	52%	$20,940	36%	$26,659	44%	$31,646	50%
Other	2,144	4	637	1	1,130	2	781	1
Total	30,884	56	21,577	37	27,789	46	32,427	51
Fixed-Rate:
REPO	7,003	13	18,446	32	15,355	25	14,540	23
Regular Fixed-Rate	10,972	20	11,929	21	12,059	20	11,677	18
Putable (2)	460	1	235	—	110	—	175	—
Amortizing/Mortgage Matched	2,702	5	2,800	5	2,821	5	2,810	4
Other	2,851	5	2,894	5	2,532	4	2,355	4
Total	23,988	44	36,304	63	32,877	54	31,557	49
Other Advances	—	—	5	—	—	—	1	—
Total Advances Principal	$54,872	100%	$57,886	100%	$60,666	100%	$63,985	100%

Letters of Credit (notional)	$14,847		$13,952		$14,482		$15,606

(1)	As a percentage of total Advances principal.

(2)	Excludes Putable Advances where the related put options have expired. These Advances are classified based on their current terms.

Advance balances at December 31, 2018 decreased 22 percent compared to year-end 2017, as a result of lower REPO and variable-rate borrowings by a few large-asset members. However, the average Advance principal balance of $65.6 billion during 2018 was significantly higher than the ending balance at December 31, 2018. REPOs, which traditionally have the most volatile balances because a majority of them have overnight maturities, allow our members the most flexibility as their liquidity needs may change daily.

Advance Usage
In addition to analyzing Advance balances by dollar trends, we monitor the degree to which members use Advances to fund their balance sheets. The following table shows the unweighted, average ratio of each member's Advance balance to its most-recently available figures for total assets.

	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017
Average Advances-to-assets for members
Assets less than $1.0 billion (557 members)	3.05%	3.16%	3.18%	2.86%	3.04%
Assets over $1.0 billion (89 members)	4.26	4.61	4.85	4.10	4.95
All members	3.22	3.36	3.41	3.03	3.28

The following table shows Advance usage of members by charter type.

(Dollars in millions)	December 31, 2018		December 31, 2017
	Principal Amount of Advances	Percent of Total Principal Amount of Advances	Principal Amount of Advances	Percent of Total Principal Amount of Advances
Commercial Banks	$39,195	71%	$52,899	76%
Savings Institutions	5,424	10	7,369	10
Credit Unions	1,564	3	1,293	2
Insurance Companies	8,676	16	8,357	12
Community Development Financial Institutions	1	—	1	—
Total member Advances	54,860	100	69,919	100
Former member borrowings	12	—	59	—
Total principal amount of Advances	$54,872	100%	$69,978	100%

The following tables present principal balances for the five members with the largest Advance borrowings.

(Dollars in millions)
December 31, 2018			December 31, 2017
Name	Principal Amount of Advances	Percent of Total Principal Amount of Advances	Name	Principal Amount of Advances	Percent of Total Principal Amount of Advances
JPMorgan Chase Bank, N.A.	$23,400	43%	JPMorgan Chase Bank, N.A.	$23,950	34%
U.S. Bank, N.A.	4,574	8	U.S. Bank, N.A.	8,975	13
Third Federal Savings and Loan Association	3,727	7	Third Federal Savings and Loan Association	3,756	5
Nationwide Life Insurance Company	2,510	5	The Huntington National Bank	3,732	5
Pinnacle Bank	1,444	3	Fifth Third Bank	3,140	4
Total of Top 5	$35,655	66%	Total of Top 5	$43,553	61%

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

Mortgage Loans Held for Portfolio (Mortgage Purchase Program, or MPP)

The table below shows principal purchases and reductions of loans in the MPP for each of the last two years.

(In millions)	2018	2017
Balance, beginning of year	$9,454	$8,926
Principal purchases	1,936	1,747
Principal reductions	(1,118)	(1,219)
Balance, end of year	$10,272	$9,454

Although there were 102 active members participating in the MPP at December 31, 2018, over 50 percent of the principal purchases in 2018 resulted from activity of our three largest sellers. All loans acquired in 2018 were conventional loans.

The following tables show the percentage of principal balances from Participating Financial Institutions (PFIs) supplying five percent or more of total principal and the percentage of principal balances from all other PFIs. As shown in the table below, MPP activity is concentrated amongst a few members.

(Dollars in millions)	December 31, 2018			December 31, 2017
	Principal	% of Total		Principal	% of Total
Union Savings Bank	$3,449	34%	Union Savings Bank	$3,247	34%
Guardian Savings Bank FSB	987	10	Guardian Savings Bank FSB	933	10
All others	5,836	56	PNC Bank, N.A. (1)	516	5
Total	$10,272	100%	All others	4,758	51
			Total	$9,454	100%
(1)Former member.

We closely track the refinancing incentives of our mortgage assets (including loans in the MPP and MBS) because the option for homeowners to change their principal payments normally represents the largest portion of our market risk exposure and can affect MPP balances. MPP principal paydowns in 2018 and 2017 were low, equating to eight and nine percent annual constant prepayment rates, respectively, due to a sustained increase in mortgage rates.

The MPP's composition of balances by loan type, original final maturity, and weighted-average mortgage note rate did not change materially in 2018. The weighted average note rate increased by 0.09 percentage points in 2018 to end the year at 4.00 percent. MPP yields earned in 2018, after consideration of funding and hedging costs, continued to offer favorable returns relative to their market and credit risk exposure.

Housing and Community Investment

In 2018, we accrued $38 million of earnings for the Affordable Housing Program, which will be awarded to members in 2019. This amount represents an increase of $3 million from 2017 due to the higher earnings in 2018.

Including funds available in 2018 from previous years, we had $29 million available for the competitive Affordable Housing Program in 2018, which we awarded to 67 projects through a single competitive offering. In addition, we disbursed $13 million to 188 members on behalf of 2,553 homebuyers through the Welcome Home Program, which assists homebuyers with down payments and closing costs. In total, more than one-third of members applied for funding under the two Affordable Housing Programs.
Additionally, in 2018, our Board committed $1.5 million to the Carol M. Peterson Housing Fund, which helped 262 homeowners, and replenished the Disaster Reconstruction Program (DRP) with an added $3.6 million, bringing the DRP fund to $5 million. Both are voluntary programs beyond the 10 percent of earnings that we are required by law to set aside for the Affordable Housing Program.

Our activities to support affordable housing and economic development also include offering Advances through the Affordable Housing Program, Community Investment Program and Economic Development Program with below-market interest rates at or near funding costs. At the end of 2018, Advance balances under these programs totaled $444 million.

Investments

The table below presents the ending and average balances of the investment portfolio.

(In millions)	2018		2017
	Ending Balance	Average Balance	Ending Balance	Average Balance
Liquidity investments	$17,858	$13,989	$12,286	$9,757
MBS	15,756	15,741	14,772	14,710
Other investments (1)	—	64	—	84
Total investments	$33,614	$29,794	$27,058	$24,551

(1)
The average balance includes the rights or obligations to cash collateral, which are included in the fair value of derivative assets or derivative liabilities on the Statements of Condition at period end.

We continued to maintain a robust amount of asset liquidity. Liquidity investment levels can vary significantly based on changes in the amount of Advances, liquidity needs, the availability of acceptable net spreads, and the number of eligible counterparties that meet our unsecured credit risk criteria. It is normal for liquidity investments to vary by up to several billion dollars on a daily basis. The higher amount of liquidity investments at December 31, 2018 was primarily due to volatility in Advance activity, especially short-term and variable-rate Advance borrowings.

Our overarching strategy for balances of MBS is to keep holdings as close as possible to the regulatory maximum of three times regulatory capital, subject to the availability of securities that we believe provide acceptable risk/return tradeoffs. The ratio of MBS to regulatory capital was 2.94 at December 31, 2018. The balance of MBS at December 31, 2018 consisted of $13.7 billion of securities issued by Fannie Mae or Freddie Mac (of which $8.7 billion were floating-rate securities), $0.3 billion of floating-rate securities issued by the National Credit Union Administration (NCUA), and $1.7 billion of securities issued by Ginnie Mae (which are primarily fixed rate). We held no private-label MBS.
The table below shows principal purchases and paydowns of our MBS for each of the last two years.

(In millions)	MBS Principal
	2018	2017
Balance, beginning of year	$14,746	$14,487
Principal purchases	3,839	2,679
Principal paydowns	(2,851)	(2,420)
Balance, end of year	$15,734	$14,746

Principal paydowns in 2018 equated to a 16 percent annual constant prepayment rate, compared to a 15 percent rate in 2017.

Consolidated Obligations

The table below presents the ending and average balances of our participations in Consolidated Obligations.

(In millions)	2018		2017
	Ending Balance	Average Balance	Ending Balance	Average Balance
Discount Notes:
Par	$47,071	$49,273	$46,259	$43,166
Discount	(127)	(88)	(48)	(42)
Total Discount Notes	46,944	49,185	46,211	43,124
Bonds:
Unswapped fixed-rate	25,982	26,566	26,710	26,707
Unswapped adjustable-rate	15,470	16,967	20,895	18,500
Swapped fixed-rate	4,195	5,982	6,552	7,131
Total par Bonds	45,647	49,515	54,157	52,338
Other items (1)	12	(13)	6	29
Total Bonds	45,659	49,502	54,163	52,367
Total Consolidated Obligations (2)	$92,603	$98,687	$100,374	$95,491

(1)	Includes unamortized premiums/discounts, fair value option valuation adjustments, hedging and other basis adjustments.

(2)
The 11 FHLBanks have joint and several liability for the par amount of all of the Consolidated Obligations issued on their behalves. The par amount of the outstanding Consolidated Obligations for all of the FHLBanks was (in millions) $1,031,617 and $1,034,260 at December 31, 2018 and 2017, respectively.

The balances of Consolidated Obligations fluctuate with changes in the balances of our assets. For example, the volatility in certain Advances and liquidity investments contributed to the higher average balance of Discount Notes in 2018. Additionally, the decline in unswapped adjustable-rate Bonds at December 31, 2018 was primarily due to lower variable-rate Advance balances. We fund variable-rate assets with Discount Notes, adjustable-rate Bonds, and swapped fixed-rate Bonds because they give us the ability to effectively match the underlying rate reset periods embedded in these assets.

The composition of unswapped fixed-rate Bonds, which typically have initial maturities greater than one year, was relatively stable in 2018 compared to 2017. The following table shows the allocation on December 31, 2018 of unswapped fixed-rate Bonds according to their final remaining maturity and next call date (for callable Bonds). We believe that the allocations of Bonds among these classifications provide effective mitigation of market risk exposure to both higher and lower interest rates.

(In millions)	Year of Maturity			Year of Next Call
	Callable	Non-callable	Total	Callable
Due in 1 year or less	$704	$4,738	$5,442	$6,268
Due after 1 year through 2 years	1,036	4,179	5,215	36
Due after 2 years through 3 years	1,629	3,121	4,750	—
Due after 3 years through 4 years	394	2,471	2,865	—
Due after 4 years through 5 years	952	2,232	3,184	—
Thereafter	1,589	2,937	4,526	—
Total	$6,304	$19,678	$25,982	$6,304

Deposits

Total deposits with us are normally a relatively minor source of low-cost funding. Total interest bearing deposits at December 31, 2018 were $0.7 billion, an increase of two percent from year-end 2017. The average balance of total interest bearing deposits in 2018 was $0.8 billion, an 18 percent increase from the average balance during 2017.

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

	Year Ended December 31,
(In millions)	2018		2017
	Period End	Average	Period End	Average
GAAP and Regulatory Capital
GAAP Capital Stock	$4,320	$4,387	$4,241	$4,183
Mandatorily Redeemable Capital Stock	23	30	30	46
Regulatory Capital Stock	4,343	4,417	4,271	4,229
Retained Earnings	1,023	1,025	940	928
Regulatory Capital	$5,366	$5,442	$5,211	$5,157

	2018		2017
	Period End	Average	Period End	Average
GAAP and Regulatory Capital-to-Assets Ratio
GAAP	5.37%	5.11%	4.83%	5.00%
Regulatory (1)	5.41	5.16	4.88	5.06

(1)	At all times, the FHLBanks must maintain at least a four percent minimum regulatory capital-to-assets ratio.

The following table presents the sources of change in regulatory capital stock balances in 2018 and 2017.

(In millions)	2018	2017
Regulatory stock balance at beginning of year	$4,271	$4,192
Stock purchases:
Membership stock	25	13
Activity stock	413	341
Stock repurchases/redemptions:
Redemption of member excess	(40)	(259)
Repurchase of member excess	(297)	—
Withdrawals	(29)	(16)
Regulatory stock balance at the end of the year	$4,343	$4,271

The table below shows the amount of excess capital stock.

(In millions)	December 31, 2018	December 31, 2017
Excess capital stock (Capital Plan definition)	$1,015	$391
Cooperative utilization of capital stock	$558	$585
Mission Asset Activity capitalized with cooperative capital stock	$13,950	$14,620

A portion of our capital stock is excess, meaning it is not required as a condition to being a member and is not currently capitalizing Mission Asset Activity. Excess capital stock provides a base of capital to manage financial leverage at prudent levels, augments loss protections for bondholders, and capitalizes a portion of growth in Mission Assets. The amount of excess capital stock at December 31, 2018 increased $624 million compared to year-end 2017 due to lower Advance balances. In February 2019, we repurchased $294 million of excess capital stock as part of our ongoing efforts to manage our capital and financial performance to levels that are efficient and effective. Although the balances of excess stock have been and may continue to be volatile due to changes in Advance demand, we have the ability to repurchase all excess stock on a timely basis and continue to meet our regulatory and prudential capital requirements.

See the "Capital Adequacy" section in “Quantitative and Qualitative Disclosures About Risk Management” for discussion of our retained earnings.

Membership and Stockholders

In 2018, we added 10 new member stockholders and lost 24 member stockholders, ending the year at 646 member stockholders. Of the members lost, 17 merged with other Fifth District members, six merged out of the District and one was ineligible for membership due to a conversion of its charter.

In 2018, there were no material changes in the allocation of membership by state, charter type, or asset size. At the end of 2018, the composition of membership by state was Ohio with 298, Kentucky with 178, and Tennessee with 170.

The following table provides the number of member stockholders by charter type.

	December 31,
	2018	2017
Commercial Banks	374	385
Savings Institutions	83	92
Credit Unions	134	132
Insurance Companies	48	46
Community Development Financial Institutions	7	5
Total	646	660

The following table provides the ownership of capital stock by charter type.

(In millions)	December 31,
	2018	2017
Commercial Banks	$3,353	$3,232
Savings Institutions	353	416
Credit Unions	176	169
Insurance Companies	437	423
Community Development Financial Institutions	1	1
Total GAAP Capital Stock	4,320	4,241
Mandatorily Redeemable Capital Stock	23	30
Total Regulatory Capital Stock	$4,343	$4,271

Credit union members hold relatively less stock than their membership proportion because they tend to be smaller than the average member and borrow less. Insurance company members hold relatively more stock than their membership proportion because they tend to be larger than the average member and borrow more.

The following table provides a summary of member stockholders by asset size.

	December 31,
Member Asset Size (1)	2018	2017
Up to $100 million	166	171
> $100 up to $500 million	319	338
> $500 million up to $1 billion	72	66
> $1 billion	89	85
Total Member Stockholders	646	660

(1)	The December 31 membership composition reflects members' assets as of the most-recently available figures for total assets.

Most members are smaller community financial institutions, with 75 percent having assets up to $500 million. As noted elsewhere, having larger members is important to help achieve our mission objectives, including providing valuable products and services to all members.

RESULTS OF OPERATIONS

Components of Earnings and Return on Equity

The following table is a summary income statement for the last three years. Each ROE percentage is computed by dividing income or expense for the category by the average amount of stockholders' equity for the period.

(Dollars in millions)	2018		2017		2016
	Amount	ROE (1)	Amount	ROE (1)	Amount	ROE (1)
Net interest income	$499	9.24%	$429	8.42%	$363	7.24%
Provision for credit losses	—	—	—	0.01	—	—
Net interest income after provision for credit losses	499	9.24	429	8.41	363	7.24
Non-interest income (loss):
Net realized gains from sale of held-to-maturity securities	—	—	—	—	39	0.77
Net losses on derivatives and hedging activities	(41)	(0.75)	(24)	(0.48)	(47)	(0.95)
Net (losses) gains on financial instruments held under fair value option	(14)	(0.26)	10	0.20	40	0.81
Other non-interest income, net	18	0.33	13	0.25	14	0.29
Total non-interest income (loss)	(37)	(0.68)	(1)	(0.03)	46	0.92
Total income	462	8.56	428	8.38	409	8.16
Non-interest expense	85	1.57	79	1.54	111	2.21
Affordable Housing Program assessments	38	0.70	35	0.69	30	0.60
Net income	$339	6.29%	$314	6.15%	$268	5.35%

(1)	The ROE amounts have been computed using dollars in thousands. Accordingly, recalculations based upon the disclosed amounts in millions may produce nominally different results.

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

Our ROE normally is lower than that of many other financial institutions because of the cooperative wholesale business model that results in narrow spreads earned on our assets, the moderate overall risk profile, and the strategic objective to have a positive correlation of earnings to short-term interest rates.

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

The following table shows selected components of net interest income. Reasons for the variance in net interest income between the periods are discussed below.

(Dollars in millions)	2018		2017		2016
	Amount	% of Earning Assets	Amount	% of Earning Assets	Amount	% of Earning Assets
Components of net interest rate spread:
Net (amortization)/accretion (1) (2)	$(17)	(0.02)%	$(20)	(0.02)%	$(54)	(0.05)%
Prepayment fees on Advances, net (2)	1	—	1	—	10	0.01
Other components of net interest rate spread	407	0.39	382	0.38	360	0.34
Total net interest rate spread	391	0.37	363	0.36	316	0.30
Earnings from funding assets with interest-free capital	108	0.10	66	0.06	47	0.05
Total net interest income/net interest margin (3)	$499	0.47%	$429	0.42%	$363	0.35%

(1)	Includes monthly recognition of premiums and discounts paid on purchases of mortgage assets, premiums, discounts and concessions paid on Consolidated Obligations and other hedging basis adjustments.

(2)	These components of net interest rate spread have been segregated to display their relative impact.

(3)	Net interest margin is net interest income before provision for credit losses as a percentage of average total interest earning assets.

Net Amortization/Accretion (generally referred to as "amortization"): While net amortization has been substantial and volatile in the past, it was moderate in both 2018 and 2017. Amortization was higher in 2016 primarily because of an acceleration in prepayment speeds as long-term interest rates generally declined in 2016. Periodic amortization adjustments do not necessarily indicate a trend in economic return over the entire life of mortgage assets, although it is one component of lifetime economic returns.

Prepayment Fees on Advances: Fees for members' early repayment of certain Advances, which are included in net interest income, are designed to make us economically indifferent to whether members hold Advances to maturity or repay them before maturity. Although Advance prepayment fees can be and have been significant in the past, they were minimal in 2018 and 2017, reflecting a low amount of member prepayments of Advances. Advance prepayment fees were higher in 2016 due to the prepayment of Advances related to an in-district merger in the third quarter of 2016.

Other Components of Net Interest Rate Spread: Excluding net amortization and prepayment fees, the total other components of net interest rate spread increased $25 million in 2018 compared to 2017, compared to an increase of $22 million in 2017 over 2016. The net increases were primarily due to the factors below.

2018 Versus 2017

▪
Higher spreads on mortgage assets-Favorable: Higher spreads earned on mortgage assets increased net interest income by an estimated $13 million. Spreads improved primarily due to the rising interest rate environment.

▪
Growth in average mortgage asset balances-Favorable: The $0.5 billion increase in the average balance of mortgage loans held for portfolio and the $1.0 billion increase in the average balance of MBS improved net interest income by an estimated $10 million.

▪
Higher spreads on Advances-Favorable: Higher spreads earned on certain Advances increased net interest income by an estimated $5 million. However, the increase in Advance net interest income was more than offset by higher net interest payments on related derivatives not receiving hedge accounting, which are reflected in other non-interest income. The net interest payments relate to derivatives used to limit the market risk exposure of Advances to acceptable levels.

▪	Growth in average liquidity investment balances-Favorable: The $4.2 billion increase in average liquidity investment balances improved net interest income by an estimated $3 million.

▪	Other factors-Favorable: Various other factors, individually less than $1 million, increased net interest income by an estimated $5 million.

▪	Lower average Advance balances-Unfavorable: The $2.2 billion decline in average Advance balances decreased net interest income by an estimated $6 million.

▪	Lower spreads on liquidity investments-Unfavorable: Lower spreads earned on liquidity investments decreased net interest income by an estimated $5 million.

2017 Versus 2016

▪
Higher spreads on short-term and LIBOR-indexed Advances-Favorable: Wider spreads on outstanding short-term and LIBOR-indexed Advances relative to funding costs on Discount Notes and adjustable-rate Bonds increased net interest income by an estimated $44 million. This increase in net interest income was partially offset by earnings reductions in other non-interest income related to derivatives and hedging activities. The wider spreads were due to Advances repricing quicker than the debt funding them and regulatory requirements for the money market industry, which became effective in October 2016. These requirements raised investor demand for short-term government and GSE debt compared to prime institutional funds, which improved the pricing advantage for our funding. This factor was partially offset by a decrease in the amount of LIBOR-indexed assets funded by lower-cost Discount Notes.

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

▪
Lower spreads on mortgage assets-Unfavorable: Lower spreads earned on MPP loans and MBS decreased net interest income by an estimated $38 million. The decline was driven by actions taken to reduce market risk exposure, and by continued paydowns of higher-yielding mortgage assets and low-cost debt. These negative factors were partially offset by an increase in spreads from additional utilization of hedging with derivatives (swaptions) and the decision to call and replace certain debt at lower rates throughout the first three quarters of 2016.

▪	Lower Advance balances-Unfavorable: The $1.6 billion decline in average Advance balances decreased net interest income by an estimated $4 million.

Earnings from Capital: Earnings from capital increased $42 million in 2018 compared to 2017, and increased $19 million in 2017 compared to 2016, primarily due to higher short-term interest rates. Average short-term rates were approximately 0.80 to 1.10 percentage points higher in 2018 compared to 2017, which drove the larger increase in 2018.

Average Balance Sheet and Rates
The following table provides average balances and rates for major balance sheet accounts, which determine the changes in net interest rate spreads. The average rates are affected by the inclusion or exclusion of net interest income or expense associated with our use of derivatives. For example, if derivatives qualify for fair value hedge accounting, the net interest settlements of interest receivables or payables associated with the derivatives is included in net interest income and interest rate spread. If the derivatives do not qualify for fair value hedge accounting, the net interest settlements of interest receivables or payables associated with the derivatives is excluded from net interest income and from the calculation of interest rate spread and is recorded in “Non-interest income (loss)” as “Net losses on derivatives and hedging activities.” Amortization associated with some hedging-related basis adjustments is also reflected in net interest income, which affects interest rate spread.

(Dollars in millions)	2018			2017			2016
	Average Balance	Interest	Average Rate (1)	Average Balance	Interest	Average Rate (1)	Average Balance	Interest	Average Rate (1)
Assets
Advances	$65,491	$1,409	2.15%	$67,656	$905	1.34%	$69,282	$587	0.85%
Mortgage loans held for portfolio (2)	9,967	321	3.22	9,447	297	3.14	8,541	261	3.06
Federal funds sold and securities purchased under resale agreements	12,122	228	1.88	9,184	94	1.02	11,218	44	0.39
Interest-bearing deposits in banks (3) (4) (5)	1,843	41	2.22	624	6	1.03	1,071	6	0.57
MBS	15,741	380	2.41	14,710	306	2.08	15,061	325	2.16
Other investments (4)	88	2	2.69	33	—	0.83	32	—	0.44
Loans to other FHLBanks	1	—	1.46	—	—	—	3	—	0.41
Total interest-earning assets	105,253	2,381	2.26	101,654	1,608	1.58	105,208	1,223	1.16
Less: allowance for credit losses on mortgage loans	1			1			1
Other assets	288			264			218
Total assets	$105,540			$101,917			$105,425
Liabilities and Capital
Term deposits	$77	1	1.78	$76	1	0.72	$100	—	0.35
Other interest bearing deposits (5)	747	13	1.69	621	4	0.68	734	1	0.13
Discount Notes	49,185	915	1.86	43,124	385	0.89	49,835	174	0.35
Unswapped fixed-rate Bonds	26,618	554	2.08	26,768	527	1.97	26,549	532	2.00
Unswapped adjustable-rate Bonds	16,967	317	1.87	18,500	185	1.00	14,512	84	0.58
Swapped Bonds	5,917	80	1.36	7,099	75	1.05	7,973	66	0.83
Mandatorily redeemable capital stock	30	2	6.00	46	2	5.42	88	3	4.01
Other borrowings	—	—	1.81	1	—	1.17	—	—	0.37
Total interest-bearing liabilities	99,541	1,882	1.89	96,235	1,179	1.22	99,791	860	0.86
Non-interest bearing deposits	4			2			1
Other liabilities	599			582			618
Total capital	5,396			5,098			5,015
Total liabilities and capital	$105,540			$101,917			$105,425

Net interest rate spread			0.37%			0.36%			0.30%
Net interest income and net interest margin (6)		$499	0.47%		$429	0.42%		$363	0.35%
Average interest-earning assets to interest-bearing liabilities			105.74%			105.63%			105.43%

(1)	Amounts used to calculate average rates are based on dollars in thousands. Accordingly, recalculations based upon the disclosed amounts in millions may not produce the same results.

(2)	Non-accrual loans are included in average balances used to determine average rate.

(3)	Includes certificates of deposit that are classified as available-for-sale securities.

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

Rates on short-term and adjustable-rate assets and liabilities rose more substantially than longer-term rates in 2018 and 2017 due to the increases in short-term LIBOR and the Federal funds target rate. The result was increases in the average rates on total interest-earning assets of 0.68 percentage points in 2018 compared to 2017 and 0.42 percentage points in 2017 over 2016.

The increase in the net interest rate spread in both 2018 and 2017 was due to the net effect of the favorable earnings factors discussed in the previous section. The increase in net interest margin in 2018 and 2017 was also driven by higher earnings from funding assets with interest-free capital.

Volume/Rate Analysis
Changes in both average balances (volume) and interest rates influence changes in net interest income, as shown in the following table.

(In millions)	2018 over 2017			2017 over 2016
	Volume (1)(3)	Rate (2)(3)	Total	Volume (1)(3)	Rate (2)(3)	Total
Increase (decrease) in interest income
Advances	$(30)	$534	$504	$(14)	$332	$318
Mortgage loans held for portfolio	16	8	24	28	8	36
Federal funds sold and securities purchased under resale agreements	37	97	134	(9)	59	50
Interest-bearing deposits in banks	22	13	35	(4)	4	—
MBS	23	51	74	(7)	(12)	(19)
Other investments	1	1	2	—	—	—
Loans to other FHLBanks	—	—	—	—	—	—
Total	69	704	773	(6)	391	385
Increase (decrease) in interest expense
Term deposits	—	—	—	—	1	1
Other interest-bearing deposits	1	8	9	—	3	3
Discount Notes	61	469	530	(26)	237	211
Unswapped fixed-rate Bonds	(3)	30	27	4	(9)	(5)
Unswapped adjustable-rate Bonds	(17)	149	132	27	74	101
Swapped Bonds	(14)	19	5	(8)	17	9
Mandatorily redeemable capital stock	—	—	—	(2)	1	(1)
Other borrowings	—	—	—	—	—	—
Total	28	675	703	(5)	324	319
Increase (decrease) in net interest income	$41	$29	$70	$(1)	$67	$66

(1)	Volume changes are calculated as the change in volume multiplied by the prior year rate.

(2)	Rate changes are calculated as the change in rate multiplied by the prior year average balance.

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

(In millions)	2018	2017	2016
Advances:
Amortization of hedging activities in net interest income	$(1)	$(2)	$(3)
Net interest settlements included in net interest income	24	(18)	(60)
Mortgage loans:
Amortization of derivative fair value adjustments in net interest income	(1)	(3)	(7)
Consolidated Obligation Bonds:
Net interest settlements included in net interest income	(3)	(1)	8
Increase (decrease) to net interest income	$19	$(24)	$(62)

Most of our use of derivatives synthetically convert the fixed interest rates on certain Advances and Bonds to adjustable rates tied to short-term LIBOR (one- and three-month repricing resets). The positive net effect of derivatives on net interest income in 2018 was primarily due to increases in short-term LIBOR, which resulted in higher net interest settlements received on certain Advances where the fixed interest rates were converted to adjustable-coupon rates. The fluctuation in earnings from the use of derivatives was acceptable because it enabled us to lower market risk exposure by matching actual cash flows between assets and liabilities more closely than would otherwise occur.

Provision for Credit Losses

There was no provision for estimated incurred credit losses in 2018 and 2016. In 2017, we recorded a $0.5 million provision for estimated incurred credit losses in the MPP related to the hurricanes that impacted the United States in the third quarter of 2017. See the "Credit Risk - MPP" section in "Quantitative and Qualitative Disclosures About Risk Management" and Note 10 of the Notes to Financial Statements for additional information on credit exposure in the MPP.

Non-Interest Income and Non-Interest Expense

The following table presents non-interest income and non-interest expense for each of the last three years.

(Dollars in millions)	2018	2017	2016
Non-interest income (loss)
Net realized gains from sale of held-to-maturity securities	$—	$—	$39
Net losses on derivatives and hedging activities	(41)	(24)	(47)
Net (losses) gains on financial instruments held under fair value option	(14)	10	40
Other non-interest income, net	18	13	14
Total non-interest income (loss)	$(37)	$(1)	$46
Non-interest expense
Compensation and benefits	$46	$42	$38
Other operating expense	20	19	26
Finance Agency	7	7	6
Office of Finance	5	4	4
Litigation settlement	—	—	25
Other	7	7	12
Total non-interest expense	$85	$79	$111
Average total assets	$105,540	$101,917	$105,425
Average regulatory capital	5,442	5,157	5,115
Total non-interest expense to average total assets (1)	0.08%	0.08%	0.11%
Total non-interest expense to average regulatory capital (1)	1.56	1.53	2.17

(1)	Amounts used to calculate percentages are based on dollars in thousands. Accordingly, recalculations based upon the disclosed amounts in millions may not produce the same results.
Non-interest income (loss) decreased $36 million in 2018 compared to 2017, primarily due to derivatives and hedging activities. The table below presents further information on the net effect of derivatives and hedging activities on non-interest income. The increase in non-interest expense in 2018 compared to 2017 was driven in part by higher compensation and benefit expenses.

The lower non-interest income (loss) in 2017 compared to 2016 was a result of gains on the sale of securities during the fourth quarter of 2016. Non-interest expense decreased in 2017 compared to 2016 primarily due to a litigation settlement in 2016 of all claims related to the 2008 Lehman bankruptcy.

Effect of Derivatives and Hedging Activities on Non-Interest Income
The following tables present the net effect of derivatives and hedging activities on non-interest income.

(In millions)	2018
	Advances	Investment Securities	Mortgage Loans	Consolidated Obligation Bonds	Balance Sheet (1)	Total
Net effect of derivatives and hedging activities
Gains (losses) on fair value hedges	$2	$—	$—	$—	$—	$2
Gains (losses) on derivatives not receiving hedge accounting	1	(9)	(1)	18	(6)	3
Net interest settlements on derivatives not receiving hedge accounting	—	—	—	(46)	—	(46)
Net gains (losses) on derivatives and hedging activities	3	(9)	(1)	(28)	(6)	(41)
Gains (losses) on trading securities (2)	—	7	—	—	—	7
Gains (losses) on financial instruments held under fair value option (3)	—	—	—	(14)	—	(14)
Total net effect on non-interest income	$3	$(2)	$(1)	$(42)	$(6)	$(48)

(In millions)	2017
	Advances	Mortgage Loans	Consolidated Obligation Bonds	Balance Sheet (1)	Other (4)	Total
Net effect of derivatives and hedging activities
Gains (losses) on fair value hedges	$(1)	$—	$1	$—	$—	$—
Gains (losses) on derivatives not receiving hedge accounting	2	4	(6)	(17)	—	(17)
Net interest settlements on derivatives not receiving hedge accounting	(1)	—	(7)	—	—	(8)
Price alignment amount	—	—	—	—	1	1
Net gains (losses) on derivatives and hedging activities	—	4	(12)	(17)	1	(24)
Gains (losses) on financial instruments held under fair value option (3)	—	—	10	—	—	10
Total net effect on non-interest income	$—	$4	$(2)	$(17)	$1	$(14)

(In millions)	2016
	Advances	Mortgage Loans	Consolidated Obligation Bonds	Balance Sheet (1)	Total
Net effect of derivatives and hedging activities
Gains (losses) on fair value hedges	$1	$—	$—	$—	$1
Gains (losses) on derivatives not receiving hedge accounting	1	3	(70)	6	(60)
Net interest settlements on derivatives not receiving hedge accounting	(1)	—	13	—	12
Net gains (losses) on derivatives and hedging activities	1	3	(57)	6	(47)
Gains (losses) on financial instruments held under fair value option (3)	—	—	40	—	40
Total net effect on non-interest income	$1	$3	$(17)	$6	$(7)

(1)	Balance sheet includes swaptions, which are not designated as hedging a specific financial instrument.

(2)	Includes only those gains (losses) on trading securities that have an assigned economic derivative; therefore, this line item may not agree to the Statement of Income.

(3)	Includes only those gains or losses on financial instruments held at fair value that have an economic derivative "assigned."

(4)	Other includes the price alignment amount on derivatives for which variation margin is characterized as a daily settled contract.

The total amount of income volatility in derivatives and hedging activities during 2018, 2017, and 2016 was moderate and consistent with the close hedging relationships of our derivative transactions. The higher net losses in 2018 compared to 2017 and 2016 were primarily the result of increases in short-term LIBOR, which drove larger net interest settlement payments associated with certain Bonds where the fixed interest rates were converted to adjustable rates. The fluctuation in net interest settlements was acceptable because it enabled us to lower market risk exposure by matching actual cash flows between assets and liabilities more closely than would otherwise occur. The volatility in each of the periods was also a result of both unrealized fair value gains and losses on instruments we expect to hold to maturity and the realized costs of utilizing swaptions to hedge market risk exposure associated with mortgage assets.

Analysis of Quarterly ROE

The following table summarizes the components of 2018's quarterly ROE and provides quarterly ROE for 2017 and 2016.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Components of 2018 ROE:
Net interest income:
Other net interest income	9.19%	9.65%	10.09%	9.24%	9.54%
Net amortization	(0.31)	(0.31)	(0.33)	(0.31)	(0.31)
Prepayment fees	—	0.03	—	0.01	0.01
Total net interest income	8.88	9.37	9.76	8.94	9.24
Net (losses) gains on derivatives and hedging activities	(1.98)	(0.84)	(0.66)	0.47	(0.75)
Other non-interest income (loss)	1.69	(0.09)	(0.01)	(1.30)	0.07
Total non-interest (loss) income	(0.29)	(0.93)	(0.67)	(0.83)	(0.68)
Total income	8.59	8.44	9.09	8.11	8.56
Total non-interest expense	1.66	1.60	1.45	1.55	1.57
Affordable Housing Program assessments	0.70	0.69	0.77	0.66	0.70
2018 ROE	6.23%	6.15%	6.87%	5.90%	6.29%

2017 ROE	5.25%	6.94%	5.97%	6.42%	6.15%

2016 ROE	4.50%	4.93%	4.82%	7.15%	5.35%

The volatility in quarterly ROE during 2018 and 2017 was primarily driven by unrealized gains and losses related to the net effect of derivatives and hedging activities. ROE in the first three quarters of 2018 and 2017 was higher than the first three quarters of 2016 primarily due to lower net amortization of premiums and discounts related to mortgage assets and Consolidated Obligations, and higher earnings from capital. Additionally, ROE in 2017 was higher than the first three quarters of 2016 as a result of higher net spreads earned on short-term and LIBOR indexed assets. ROE in the fourth quarter of 2016 included gains from the sale of securities.

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

(Dollars in millions)	Traditional Member Finance	MPP	Total
2018
Net interest income after provision for credit losses	$390	$109	$499
Net income	$255	$84	$339
Average assets	$93,531	$12,009	$105,540
Assumed average capital allocation	$4,781	$615	$5,396
Return on average assets (1)	0.27%	0.70%	0.32%
Return on average equity (1)	5.34%	13.65%	6.29%

2017
Net interest income after provision for credit losses	$335	$94	$429
Net income	$243	$71	$314
Average assets	$91,485	$10,432	$101,917
Assumed average capital allocation	$4,576	$522	$5,098
Return on average assets (1)	0.27%	0.68%	0.31%
Return on average equity (1)	5.30%	13.60%	6.15%

2016
Net interest income after provision for credit losses	$288	$75	$363
Net income	$205	$63	$268
Average assets	$96,855	$8,570	$105,425
Assumed average capital allocation	$4,607	$408	$5,015
Return on average assets (1)	0.21%	0.73%	0.25%
Return on average equity (1)	4.45%	15.44%	5.35%

(1)	Amounts used to calculate returns are based on numbers in thousands. Accordingly, recalculations based upon the disclosed amounts in millions may not produce the same results.

Traditional Member Finance Segment
2018 Versus 2017: The increase in net income in 2018 compared to 2017 was due primarily to higher earnings from funding assets with interest-free capital, the growth in investment balances and higher spreads earned on MBS. However, these positive factors were partially offset by lower spreads on liquidity investments and lower average Advance balances.

2017 Versus 2016: The increase in net income in 2017 compared to 2016 was due primarily to lower net amortization and higher spreads earned on short-term and LIBOR-indexed Advances as discussed in the "Components of Net Interest Income" section above. These positive factors were partially offset by lower spreads on MBS.

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

2018 Versus 2017: The MPP continued to earn a substantial level of profitability compared to market interest rates, with a moderate amount of market risk and a minimal amount of credit risk. In 2018, the MPP averaged 11 percent of total average assets while accounting for 25 percent of earnings. Net income increased in 2018 compared to 2017 primarily due to the rising interest rate environment and growth in average MPP balances.

2017 Versus 2016: Net income increased in 2017 compared to 2016 primarily due to lower amortization of purchased premiums on mortgage loans and concession fees on Consolidated Obligations and the positive impact from growth in average MPP balances. The increase in net income was partially offset by lower spreads earned on MPP, as a result of actions taken to reduce market risk exposure, and losses on derivatives and hedging activities.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT RISK MANAGEMENT

Overview

We face various risks that could affect the ability to achieve our mission and corporate objectives. We generally categorize risks as: 1) business/strategic risk, 2) regulatory/legal risk, 3) market risk (also referred to as interest rate or prepayment risk), 4) credit risk, 5) capital adequacy (capital risk), 6) funding/liquidity risk, and 7) operational risk. Our Board of Directors establishes objectives regarding risk philosophy, risk appetite, risk tolerances, and financial performance expectations. Market, capital, credit, liquidity, concentration, and operational risks are discussed below. Other risks are discussed throughout this report.

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

Our risk appetite is to maintain market risk exposure in a low to moderate range while earning a competitive return on members' capital stock investment. There is normally a tradeoff between long-term market risk exposure and shorter-term exposure. Effective management of each component is important in order to attract and retain members and capital and to support Mission Asset Activity.

The primary challenges in managing market risk exposure arise from 1) the tradeoff between earning a competitive return and correlating profitability with short-term interest rates and 2) the market risk exposure of owning mortgage assets. Mortgage assets grant homeowners prepayment options that could adversely affect our financial performance when interest rates increase or decrease. We mitigate the market risk of mortgage assets primarily by funding them principally with a portfolio of long-term fixed-rate callable and non-callable Bonds and, secondarily, with swaptions derivative transactions. The Bonds and swaptions provide expected cash flows that are similar to the cash flows expected from mortgage assets under a wide range of interest rate and prepayment environments. Because it is normally cost-prohibitive to completely mitigate mortgage prepayment risk, a residual amount of market risk remains after funding and hedging activities.

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

▪
Duration of Equity. The duration of equity for the entire balance sheet in the current (“base case”) interest rate environment must be between positive and negative five years and in the two interest rate shock scenarios (up 200 basis points and down 200 basis points from the current interest rate environment) must be between positive and negative six years.

▪
Mortgage Assets Portfolio. The change in net market value of the mortgage assets portfolio as a percentage of the book value of portfolio assets must be between positive and negative three percent in each of the two interest rate shock scenarios. Net market value is defined as the market value of assets minus the market value of liabilities, with no assumed capital allocation.

▪
Market Capitalization. The market capitalization ratio (defined as the ratio of the market value of equity to the par value of regulatory stock) must be above 100 percent in the current rate environment and must be above 95 percent in each of the two interest rate shock scenarios.

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

Market Value of Equity

(Dollars in millions)	Down 300	Down 200	Down 100	Flat Rates	Up 100	Up 200	Up 300
Average Results
2018 Full Year
Market Value of Equity	$4,936	$5,154	$5,306	$5,264	$5,176	$5,105	$5,045
% Change from Flat Case	(6.2)%	(2.1)%	0.8%	—	(1.7)%	(3.0)%	(4.2)%
2017 Full Year
Market Value of Equity	$4,702	$4,765	$4,973	$5,021	$4,956	$4,881	$4,815
% Change from Flat Case	(6.3)%	(5.1)%	(0.9)%	—	(1.3)%	(2.8)%	(4.1)%
Month-End Results
December 31, 2018
Market Value of Equity	$4,736	$4,911	$5,130	$5,149	$5,043	$4,951	$4,906
% Change from Flat Case	(8.0)%	(4.6)%	(0.4)%	—	(2.1)%	(3.8)%	(4.7)%
December 31, 2017
Market Value of Equity	$4,764	$4,837	$5,095	$5,165	$5,097	$5,027	$4,955
% Change from Flat Case	(7.8)%	(6.3)%	(1.3)%	—	(1.3)%	(2.7)%	(4.1)%

Duration of Equity

(In years)	Down 300	Down 200	Down 100	Flat Rates	Up 100	Up 200	Up 300
Average Results
2018 Full Year	(4.5)	(4.7)	(0.9)	1.7	1.4	1.2	1.1
2017 Full Year	(1.7)	(4.2)	(3.8)	0.4	1.6	1.4	1.4
Month-End Results
December 31, 2018	(3.8)	(5.6)	(2.5)	1.2	2.0	1.0	0.6
December 31, 2017	(2.0)	(5.3)	(4.4)	0.5	1.5	1.4	1.5

The overall market risk exposure to changing interest rates was stable, at a moderate level, and well within policy limits. The duration of equity provides an estimate of the change in market value of equity for a 1.00 percentage point further change in interest rates from the rate shock level.

Based on the totality of our risk analysis, we expect that profitability, defined as the level of ROE compared with short-term market rates, will remain competitive unless interest rates change by large amounts in a short period of time. Large decreases in long-term interest rates could substantially decrease profitability in the near term before reverting over time to levels above market interest rates. Similarly, we believe that profitability would not become uncompetitive in a rising rate environment unless interest rates were to permanently increase in a short period of time by four percentage points or more and persist at the higher levels for a long period of time.

Market Risk Exposure of the Mortgage Assets Portfolio
The mortgage assets portfolio normally accounts for almost all market risk exposure because of prepayment volatility that we cannot completely hedge while maintaining sufficient net spreads. Sensitivities of the market value of equity allocated to the mortgage assets portfolio under interest rate shocks (in basis points) are shown below. The average mortgage assets portfolio had an assumed capital allocation of $1.3 billion in 2018 based on the entire balance sheet's average regulatory capital-to-assets ratio. Average results are compiled using data for each month end. The market value sensitivities are one measure we use to analyze the portfolio's estimated market risk exposure.

% Change in Market Value of Equity-Mortgage Assets Portfolio

	Down 300	Down 200	Down 100	Flat Rates	Up 100	Up 200	Up 300
Average Results
2018 Full Year	(35.9)%	(15.2)%	0.3%	—	(4.3)%	(7.4)%	(10.0)%
2017 Full Year	(36.1)%	(29.1)%	(6.8)%	—	(3.8)%	(8.6)%	(12.8)%
Month-End Results
December 31, 2018	(41.2)%	(24.7)%	(3.6)%	—	(7.0)%	(13.2)%	(15.9)%
December 31, 2017	(39.4)%	(32.2)%	(8.7)%	—	(2.4)%	(4.9)%	(7.8)%

The average risk exposure of the mortgage assets portfolio in 2018 remained aligned with our preference to keep our exposure to market risk at a low to moderate level. The variances between periods shown reflect normal changes in the balance sheet composition, and for the down 200 and down 300 shocks, the lower levels of interest rates in 2017. We believe the mortgage asset portfolio will continue to provide an acceptable risk adjusted return consistent with our risk appetite philosophy.

Use of Derivatives in Market Risk Management
A key component of hedging market risk exposure is the use of derivative transactions. The following table presents the notional amounts of the derivatives classified by how we designate the hedging relationship. The notional amount of derivatives at December 31, 2018 decreased by $0.7 billion (five percent) from the end of 2017, driven primarily by normal fluctuations in balance sheet composition.

(In millions)		December 31, 2018		December 31, 2017
Hedged Item/Hedging Instrument	Hedging Objective	Fair Value Hedge	Economic Hedge	Fair Value Hedge	Economic Hedge
Advances:
Pay-fixed, receive-float interest rate swap (without options)	Converts the Advance's fixed rate to a variable-rate index.	$5,408	$10	$4,686	$15
Pay-fixed, receive-float interest rate swap (with options)	Converts the Advance's fixed rate to a variable-rate index and offsets option risk in the Advance.	493	150	379	150
Total Advances		5,901	160	5,065	165
Investment securities:
Pay-fixed, receive-float interest rate swap (without options)	Converts the investment security's fixed rate to a variable-rate index.	52	222	—	—
Mortgage Loans:
Forward settlement agreement	Protects against changes in market value of fixed-rate Mandatory Delivery Contracts resulting from changes in interest rates.	—	131	—	212
Consolidated Obligations Bonds:
Receive-fixed, pay-float interest rate swap (without options)	Converts the Bond's fixed rate to a variable-rate index.	15	3,376	874	5,529
Receive-fixed, pay-float interest rate swap (with options)	Converts the Bond's fixed rate to a variable-rate index and offsets option risk in the Bond.	239	565	54	95
Total Consolidated Obligations Bonds		254	3,941	928	5,624
Balance Sheet:
Interest rate swaptions	Provides the option to enter into an interest rate swap to offset interest-rate or prepayment risk.	—	3,000	—	2,316
Stand-Alone Derivatives:
Mandatory Delivery Contracts	Exposure to fair-value risk associated with fixed rate mortgage purchase commitments.	—	146	—	219
Total		$6,207	$7,600	$5,993	$8,536

See Note 11 of the Notes to Financial Statements for additional information on how we use derivatives and the types of assets and liabilities hedged with derivatives.

Capital Adequacy

Retained Earnings
We must hold sufficient capital to protect against exposure to various risks, including market, credit, and operational. We regularly conduct a variety of measurements and assessments for capital adequacy. At December 31, 2018, our capital management policy set forth a range of $400 million to $600 million as the minimum amount of retained earnings we believe is necessary to mitigate impairment risk and to provide for dividend stability from factors that could cause earnings to be volatile.

The following table presents retained earnings.

(In millions)	December 31, 2018	December 31, 2017
Unrestricted retained earnings	$632	$617
Restricted retained earnings (1)	391	323
Total retained earnings	$1,023	$940

(1)	Pursuant to the FHLBank System's Joint Capital Enhancement Agreement we are not permitted to distribute as dividends.

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

(Dollars in millions)	December 31, 2018	Monthly Average 2018	December 31, 2017
Market risk-based capital	$327	$374	$421
Credit risk-based capital	317	327	261
Operational risk-based capital	194	210	204
Total risk-based capital requirement	838	911	886
Total permanent capital	5,366	5,442	5,211
Excess permanent capital	$4,528	$4,531	$4,325
Risk-based capital as a percent of permanent capital	16%	17%	17%

The risk-based capital requirement has historically not been a constraint on operations, and we do not use it to actively manage any of our risks. It has normally ranged from 10 to 20 percent of permanent capital.

Dodd-Frank Stress Test
Under the Dodd-Frank Wall Street Reform and Consumer Protection Act, all FHLBanks are required to perform an annual stress test for capital adequacy. We completed and published the test in November 2018, based on our financial condition as of December 31, 2017 and the methodology prescribed by the Finance Agency. Capital adequacy was sufficient under all established scenarios to fully absorb losses under both adverse and severely adverse economic conditions.

Market Capitalization Ratios
We measure two sets of market capitalization ratios. One measures the market value of equity (i.e., total capital) relative to the par value of regulatory capital stock (which is GAAP capital stock and mandatorily redeemable capital stock). The other measures the market value of total capital relative to the book value of total capital, which includes all components of capital, and mandatorily redeemable capital stock. The measures provide a point-in-time indication of the FHLB's liquidation or franchise value and can also serve as a measure of realized or potential market risk exposure.

The following table presents the market value of equity to regulatory capital stock (excluding retained earnings) for several interest rate environments.

	December 31, 2018	Monthly Average Year Ended December 31, 2018	December 31, 2017
Market Value of Equity to Par Value of Regulatory Capital Stock - Base Case (Flat Rates) Scenario	119%	119%	121%
Market Value of Equity to Par Value of Regulatory Capital Stock - Down Shock (1)	118	120	119
Market Value of Equity to Par Value of Regulatory Capital Stock - Up Shock (2)	114	115	118

(1)	Represents a down shock of 100 basis points.

(2)	Represents an up shock of 200 basis points.

A base case value below 100 percent could indicate that, in the remote event of an immediate liquidation scenario involving redemption of all capital stock, capital stock may be returned to stockholders at a value below par. This could be due to experiencing risks that lower the market value of capital and/or to having an insufficient amount of retained earnings. In 2018, the market capitalization ratios in the scenarios presented continued to be above our policy requirements. Although the base case ratio of 119 percent was slightly lower at the end of 2018 compared to the end of 2017, it was well above 100 percent because retained earnings were 24 percent of regulatory capital stock at December 31, 2018 and we maintained risk exposures at moderate levels.

The following table presents the market value of equity to the book value of total capital and mandatorily redeemable capital stock.

	December 31, 2018	Monthly Average Year Ended December 31, 2018	December 31, 2017
Market Value of Equity to Book Value of Capital - Base Case (Flat Rates) Scenario (1)	96%	97%	99%
Market Value of Equity to Book Value of Capital - Down Shock (1)(2)	96	98	98
Market Value of Equity to Book Value of Capital - Up Shock (1)(3)	93	94	97

(1)	Capital includes total capital and mandatorily redeemable capital stock.

(2)	Represents a down shock of 100 basis points.

(3)	Represents an up shock of 200 basis points.

A base-case value below 100 percent indicates that we have realized or could realize risks (especially market risk), such that the market value of total capital owned by stockholders is below the book value of total capital. The base-case ratio of 96 percent at December 31, 2018 indicates that the market value of total capital is $204 million below the book value of total capital. In a scenario in which interest rates increase 200 basis points, the market value of total capital would be $402 million below the book value of total capital. This indicates that in a liquidation scenario, stockholders would not receive the full sum of their total equity ownership in the FHLB. We believe the likelihood of a liquidation scenario is extremely remote; and therefore, we accept the risk of diluting equity ownership in such a scenario.

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

Collateral: We require each member to provide a security interest in eligible collateral before it can undertake any secured borrowing. At December 31, 2018, our policy of over-collateralization resulted in total collateral pledged of $348.0 billion to serve members' total borrowing capacity of $283.7 billion of which $214.0 billion was unused. The estimated value of pledged collateral is discounted in order to offset market, credit, and liquidity risks that may affect the collateral's realizable value in the event it must be liquidated. Over-collateralization by one member is not applied to another member.

The table below shows the total pledged collateral (unadjusted for Lendable Value Rates).

	December 31, 2018		December 31, 2017
(Dollars in billions)		Percent of Total		Percent of Total
	Collateral Amount	Pledged Collateral	Collateral Amount	Pledged Collateral
Single family loans	$204.6	59%	$192.3	58%
Multi-family loans	60.1	17	59.7	18
Commercial real estate	43.3	13	38.6	12
Home equity loans/lines of credit	27.9	8	24.9	8
Bond Securities	11.4	3	12.5	4
Farm real estate	0.7	—	0.7	—
Total	$348.0	100%	$328.7	100%

At December 31, 2018, 67 percent of collateral was related to residential mortgage lending in single-family loans and home equity loans/lines of credit.

We assign each member one of three levels of collateral status: Blanket, Listing, or Delivery. Assignment is based on a number of factors, including credit ratings, regulatory ratings, problem loan levels and stressed capitalization. Blanket collateral status, which we assign to approximately 89 percent of borrowers, is the least restrictive status and is available to lower-risk bank and credit union members. Approximately 61 percent of pledged collateral is under Blanket status. We monitor the level of eligible collateral pledged under Blanket status using quarterly regulatory financial reports or periodic collateral “Certification” documents submitted by all significant borrowers. Securities collateral and loan collateral pledged by members in Listing status are subject to a periodic market valuation process.

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

LVRs are determined by statistical analysis and management assumptions relating to historical price volatility, inherent credit risks, liquidation costs, and the current credit and economic environment. We apply LVR results to the estimated values of pledged assets. LVRs vary among pledged assets and members based on the member institution type, the financial strength of the member institution, the form of valuation, the issuer of bond collateral or the quality of securitized assets, the quality of the loan collateral as reflected in the manner in which it was underwritten, and the marketability of the pledged assets.

The table below indicates the range of lendable values remaining after the application of LVRs for each major collateral type pledged at December 31, 2018.

Lending Values Applied to Collateral
Blanket Status:
Prime 1-4 family loans	71-83%
Multi-family loans	61-74%
Prime home equity loans/lines of credit	50-57%
Commercial real estate loans	67-83%
Farm real estate loans	61-74%
Listing Status/Physical Delivery:
Cash/U.S. Government/U.S. Treasury/U.S. agency securities	92-100%
U.S. agency MBS/collateralized mortgage obligations	92-97%
Private-label residential MBS	66-91%
Private-label commercial MBS	60-90%
Municipal securities	78-94%
Small Business Administration certificates	93-95%
Prime 1-4 family loans	69-87%
Multi-family loans	67-83%
Prime home equity loans/lines of credit	65-80%
Commercial real estate loans	71-87%
Farm real estate loans	69-83%

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

A less favorable credit rating can cause us to 1) decrease the institution's borrowing capacity via lower LVRs, 2) require the institution to provide an increased level of detail on pledged collateral, 3) require it to deliver collateral into our custody, 4) prompt us to more closely and/or frequently monitor the institution, and/or 5) limit the institution's exposure through borrowing restrictions (e.g., maturity restrictions on new Advances or restrictions on borrowing capacity from higher risk collateral sources).

The following tables show the distribution of internal credit ratings we assigned to member and nonmember borrowers, which we use to help manage credit risk exposure.

(Dollars in billions)
December 31, 2018			December 31, 2017
	Borrowers			Borrowers
		Collateral-Based			Collateral-Based
Credit		Borrowing	Credit		Borrowing
Rating	Number	Capacity	Rating	Number	Capacity
1-3	486	$272.2	1-3	532	$262.4
4	131	11.0	4	101	9.2
5	26	0.4	5	28	0.5
6	5	0.1	6	5	0.1
7	7	—	7	5	—
Total	655	$283.7	Total	671	$272.2

We consider members with credit ratings of "1" through "4" to be financially sound institutions. At December 31, 2018, 38 borrowers (six percent of the total) had credit ratings of "5" through "7," the same as the end of 2017. These members had $0.5 billion of borrowing capacity at December 31, 2018. Additionally, the decrease in members with credit ratings of "1" through "4" in 2018 was a result of the decline in the overall number of members. We believe the credit rating distribution continues to show a financially sound membership base.

Member Failures, Closures, and Receiverships: There were no member failures in 2018.

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

▪
credit losses totaling $0.4 million in 2018 and $19.0 million since the introduction of the program in 2000, which represent an immaterial percentage of conventional loans' current unpaid principal balances at December 31, 2018 and of total purchases-to-date for the entire MPP; and

▪
in addition to the low program-to-date credit losses, based on financial analysis, we believe that future credit losses will not harm capital adequacy and will not significantly affect profitability except under the most extreme and unlikely credit conditions.

Portfolio Loan Characteristics: The following table shows FICO® credit scores of homeowners at origination dates for the conventional loan portfolio.

FICO® Score (1)	December 31, 2018	December 31, 2017
< 620	—%	—%
620 to < 660	—	1
660 to < 700	6	6
700 to < 740	17	16
>= 740	77	77

Weighted Average	765	765

(1)	Represents the FICO® score at origination.

There was minimal change in the distribution of FICO® scores at origination in 2018 compared to 2017. The distribution of FICO® scores at origination is one indication of the portfolio's overall favorable credit quality. At December 31, 2018, 77 percent of the portfolio had scores at an excellent level of 740 or above and 94 percent had scores above 700, which is a threshold generally considered indicative of homeowners with good credit quality.

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

	Based on Estimated Origination Value			Based On Estimated Current Value
Loan-to-Value	December 31, 2018	December 31, 2017	Loan-to-Value	December 31, 2018	December 31, 2017
<= 60%	13%	14%	<= 60%	40%	41%
> 60% to 70%	14	15	> 60% to 70%	27	29
> 70% to 80%	58	56	> 70% to 80%	27	24
> 80% to 90%	9	9	> 80% to 90%	5	5
> 90%	6	6	> 90% to 100%	1	1
			> 100%	—	—
Weighted Average	74%	73%	Weighted Average	62%	61%

The levels of loan-to-value ratios are consistent with the portfolio's excellent credit quality. At December 31, 2018, we estimated that six percent of loans have current loan-to-value ratios above 80 percent, which was unchanged from year-end of 2017.

Based on the available data, we believe we have minimal exposure to loans in the MPP considered to have characteristics of “subprime” or “alternative/nontraditional” loans. Further, we do not knowingly purchase any loan that violates the terms of our Anti-Predatory Lending Policy.

The following table presents the geographical allocation based on the unpaid principal balance of conventional loans in the MPP.

	December 31, 2018		December 31, 2017
Ohio	61%	Ohio	65%
Kentucky	13	Kentucky	14
Indiana	11	Indiana	11
Tennessee	3	Tennessee	2
Michigan	1	Michigan	1
All others	11	All others	7
Total	100%	Total	100%

Credit Enhancements: Conventional mortgage loans are supported against credit losses by various combinations of primary mortgage insurance (PMI), supplemental mortgage insurance (SMI) (for loans purchased before February 2011), and the Lender Risk Account (LRA). The LRA is a hold back of a portion of the initial purchase price to cover expected credit losses for a specific pool of loans. Starting after five years from the loan purchase date, we may return the hold back to PFIs if they manage credit risk to predefined acceptable levels of exposure on the loan pools they sell to us. As a result, some pools of loans may have sufficient credit enhancements to recapture all losses while other pools of loans may not. The LRA had balances of $213 million and $201 million at December 31, 2018 and 2017, respectively. For more information, see Note 10 of the Notes to Financial Statements.

Credit Performance: The table below provides an analysis of conventional loans delinquent or in the process of foreclosure, along with the national average serious delinquency rate.

	Conventional Loan Delinquencies
(Dollars in millions)	December 31, 2018	December 31, 2017
Early stage delinquencies - unpaid principal balance (1)	$36	$43
Serious delinquencies - unpaid principal balance (2)	$13	$17
Early stage delinquency rate (3)	0.4%	0.5%
Serious delinquency rate (4)	0.1%	0.2%
National average serious delinquency rate (5)	1.6%	2.0%

(1)	Includes conventional loans 30 to 89 days delinquent and not in foreclosure.

(2)	Includes conventional loans that are 90 days or more past due or where the decision of foreclosure or a similar alternative such as pursuit of deed-in-lieu has been reported.

(3)	Early stage delinquencies expressed as a percentage of the total conventional loan portfolio.

(4)	Serious delinquencies expressed as a percentage of the total conventional loan portfolio.

(5)
National average number of fixed-rate prime and subprime conventional loans that are 90 days or more past due or in the process of foreclosure is based on the most recent national delinquency data available. The December 31, 2018 rate is based on September 30, 2018 data.

The MPP has experienced a small amount of delinquencies, with the serious delinquency rate continuing to be well below national averages.

We consider a high risk loan as having a current loan-to-value ratio above 100 percent. Historically, high risk loans have experienced a minimal amount of serious delinquencies (i.e., delinquencies that are 90 days or more past due or in the process of foreclosure). For example, of the $4 million of conventional principal balances with current estimated loan-to-values above 100 percent at December 31, 2018, none of them were seriously delinquent. We believe these data further support our view that the overall portfolio is comprised of high-quality, well-performing loans.

Credit Losses: The following table shows the effects of credit enhancements on the estimation of credit losses at the noted periods. Estimated incurred credit losses, after credit enhancements, are accounted for in the allowance for credit loss or as a charge off (i.e., a reduction to the principal of mortgage loans held for portfolio).

(In millions)	December 31, 2018	December 31, 2017
Estimated incurred credit losses, before credit enhancements	$(4)	$(6)
Estimated amounts deemed recoverable by:
Primary mortgage insurance	1	1
Supplemental mortgage insurance	1	3
Lender Risk Account	1	1
Estimated incurred credit losses, after credit enhancements	$(1)	$(1)

The minimal amount of incurred credit losses provides further support on the aggregate health of the portfolio. Credit risk exposure depends on the actual and potential credit performance of the loans in each pool compared to the pool's equity (on individual loans) and credit enhancements, including PMI, the LRA, and SMI. We have assessed that we do not have any credit risk exposure to our PMI providers and our estimation of credit exposure to SMI providers was not considered material at December 31, 2018.

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

(In millions)	December 31, 2018
	Long-Term Rating
	AA	A	Total
Unsecured Liquidity Investments
Federal funds sold	$5,640	$5,153	$10,793
Certificates of deposit	800	1,550	2,350
Total unsecured liquidity investments	6,440	6,703	13,143
Guaranteed/Secured Liquidity Investments
Securities purchased under agreements to resell	4,402	—	4,402
U.S. Treasury obligations	36	—	36
GSE obligations	277	—	277
Total guaranteed/secured liquidity investments	4,715	—	4,715
Total liquidity investments	$11,155	$6,703	$17,858

	December 31, 2017
	Long-Term Rating
	AA	A	Total
Unsecured Liquidity Investments
Federal funds sold	$1,465	$2,185	$3,650
Certificates of deposit	800	100	900
Total unsecured liquidity investments	2,265	2,285	4,550
Guaranteed/Secured Liquidity Investments
Securities purchased under agreements to resell	7,702	—	7,702
U.S. Treasury obligations	34	—	34
Total guaranteed/secured liquidity investments	7,736	—	7,736
Total liquidity investments	$10,001	$2,285	$12,286

During 2018, we purchased a portion of our total liquidity investments from counterparties for which the investments are secured with collateral (secured resale agreements). We believe these investments present no credit risk exposure to us.

The following table presents credit ratings of our unsecured investment credit exposures by the domicile of the counterparty or the domicile of the counterparty's parent for U.S. branches and agency offices of foreign commercial banks.

(In millions)	December 31, 2018
	Counterparty Rating (1)
Domicile of Counterparty	AA	A	Total
Domestic	$2,890	$1,200	$4,090
U.S. branches and agency offices of foreign commercial banks:
Canada	250	1,286	1,536
Australia	1,500	—	1,500
Finland	1,400	—	1,400
Germany	—	1,250	1,250
United Kingdom	—	800	800
France	—	700	700
Netherlands	—	700	700
Sweden	400	300	700
Norway	—	400	400
Austria	—	67	67
Total U.S. branches and agency offices of foreign commercial banks	3,550	5,503	9,053
Total unsecured investment credit exposure	$6,440	$6,703	$13,143

(1)	Represents the lowest long-term credit rating provided by Standard & Poor's, Moody's, and/or Fitch Advisory Services.

The following table presents the remaining contractual maturity of our unsecured investment credit exposure by the domicile of the counterparty or the domicile of the counterparty's parent for U.S. branches and agency offices of foreign commercial banks.

(In millions)	December 31, 2018
Domicile of Counterparty	Overnight	Due 2 days through 30 days	Due 31 days through 90 days	Total
Domestic	$4,090	$—	$—	$4,090
U.S. branches and agency offices of foreign commercial banks:
Canada	1,436	—	100	1,536
Australia	1,500	—	—	1,500
Finland	1,000	—	400	1,400
Germany	500	350	400	1,250
United Kingdom	800	—	—	800
France	700	—	—	700
Netherlands	700	—	—	700
Sweden	—	200	500	700
Norway	—	—	400	400
Austria	67	—	—	67
Total U.S. branches and agency offices of foreign commercial banks	6,703	550	1,800	9,053
Total unsecured investment credit exposure	$10,793	$550	$1,800	$13,143

At December 31, 2018, all of the $13.1 billion of unsecured investment exposure was to counterparties with holding companies domiciled in countries receiving either AAA or AA long-term sovereign ratings. Furthermore, we restrict a significant portion of unsecured lending to overnight maturities, which further limits risk exposure to these counterparties. By Finance Agency regulation, all counterparties exposed to non-U.S. countries are required to be domestic U.S. branches of foreign counterparties.

MBS:

GSE MBS
At December 31, 2018, $13.7 billion of MBS held were GSE securities issued by Fannie Mae and Freddie Mac, which provide credit safeguards by guaranteeing either timely or ultimate payments of principal and interest. We believe that the conservatorships of Fannie Mae and Freddie Mac lower the chance that they would not be able to fulfill their credit guarantees and that the securities issued by these two GSEs are effectively government guaranteed. In addition, based on the data available to us and our purchase practices, we believe that most of the mortgage loans backing our GSE MBS are of high quality with acceptable credit performance.

MBS Issued by Other Government Agencies
We also invest in MBS issued and guaranteed by Ginnie Mae and the NCUA. These investments totaled $2.0 billion at December 31, 2018. We believe that the strength of the issuers' guarantees and backing by the full faith and credit of the U.S. government is sufficient to protect us against credit losses on these securities.

Derivatives
Credit Risk Exposure: We mitigate most of the credit risk exposure resulting from derivative transactions through collateralization or use of daily settled contracts. The table below presents the credit rating for derivative positions to which we had credit risk exposure at December 31, 2018.

(In millions)
	Total Notional	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged to (from) Counterparties	Net Credit Exposure to Counterparties
Nonmember counterparties:
Asset positions with credit exposure:
Uncleared derivatives:
AA-rated	$60	$—	$—	$—
Total uncleared derivatives	60	—	—	—
Cleared derivatives (1)	3,662	1	16	17
Liability positions with credit exposure:
Uncleared derivatives:
A-rated	15	—	—	—
Total uncleared derivatives	15	—	—	—
Cleared derivatives (1)	5,366	(5)	52	47
Total derivative positions with credit exposure to nonmember counterparties	9,103	(4)	68	64
Member institutions (2)	145	2	—	2
Total	$9,248	$(2)	$68	$66

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

At December 31, 2018, the gross and net exposure of uncleared derivatives with residual credit risk exposure was less than $1 million. Gross exposure would likely increase if interest rates rise and could increase if the composition of our derivatives change. However, contractual collateral provisions in these derivatives would limit net exposure to acceptable levels.

Although we cannot predict if we will realize credit risk losses from any of our derivatives counterparties, we believe that all of the counterparties will be able to continue making timely interest payments and, more generally, to continue to satisfy the terms and conditions of their derivative contracts with us. As of December 31, 2018, we had $549 million of notional principal of interest rate swaps with one member, JPMorgan Chase Bank, N.A., which also had outstanding credit services with us. Due to the amount of market value collateralization, we had no outstanding credit exposure to this counterparty related to interest rate swaps outstanding.

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

We believe our liquidity position, as well as that of the System, continued to be strong during 2018. Our overall ability to effectively fund our operations through debt issuances remained sufficient. Investor demand for System debt was robust in 2018. Although we can make no assurances, we expect this to continue to be the case. We believe the possibility of a liquidity or funding crisis in the System that would impair our ability to participate, on a cost-effective basis, in issuances of debt, service outstanding debt, maintain adequate capitalization, or pay competitive dividends is remote.

The System works collectively to manage and monitor the System-wide liquidity and funding risks. Liquidity risk includes the risk the System could have difficulty rolling over short-term Obligations when market conditions change, also called refinancing risk. The System has a large reliance on short-term funding; therefore, it has a sharp focus on managing liquidity risk to very low levels. As shown on the Statements of Cash Flows, in 2018, our portion of the System's debt issuances totaled $552.6 billion for Discount Notes and $29.1 billion for Bonds. Access to short-term debt markets has been reliable because investors, driven by liquidity preferences and risk aversion, have sought the System’s short-term debt, which has resulted in strong demand for debt maturing in one year or less.

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

Liquidity Management and Regulatory Requirements
We manage liquidity risk by ensuring compliance with our regulatory liquidity requirements and regularly monitoring other metrics. In particular, current Finance Agency guidance requires us to target at least 5 to 15 consecutive days of a positive amount of liquidity based on specific assumptions under a scenario where no Advances are renewed and a scenario where certain Advances are renewed. We target holding at least three extra days of positive liquidity under each scenario, although as market conditions warrant we may hold, and often do hold, additional amounts.

As discussed in the "Regulatory and Legislative Risk" section of "Executive Overview," the Finance Agency issued the Liquidity AB in August 2018 increasing the expectations with respect to the maintenance of sufficient liquidity for a specified number of days. Under the new Liquidity AB, the calculation of liquidity is intended to provide additional assurance that we can continue to provide Advances to members over an extended period without access to the capital markets. As part of the base case liquidity expectations, the Liquidity AB requires the FHLBanks to maintain sufficient liquidity for an increased period of between 10 to 30 calendar days. Contemporaneously with the issuance of the Liquidity AB, the Finance Agency issued a supervisory letter that identifies initial thresholds for measures of liquidity. The supervisory letter sets forth a phase-in period for the maintenance of sufficient liquidity by requiring 10 calendar days or more of positive daily cash balances, net of cumulative cash flows, by March 31, 2019 and 20 calendar days or more of such balances by December 31, 2019. Under the new guidance, all Advance maturities are now assumed to renew, unless the Advances relate to former members who are ineligible to borrow new Advances.

The Liquidity AB also provided guidance related to asset/liability maturity funding gap limits, which was implemented beginning December 31, 2018. Funding gap metrics measure the difference between assets and liabilities that are scheduled to mature during a specified period of time and are expressed as a percentage of total assets. The Liquidity AB provides guidance on maintaining appropriate funding gaps for three-month (-10 percent to -20 percent) and one-year (-25 percent to -35 percent) maturity horizons. The Finance Agency's supervisory letter set forth initial funding gap percentage limits of -15 percent and -30 percent for the three-month and one-year maturity horizons, respectively. As of December 31, 2018, we were operating within those limits.

We also meet operational and contingency liquidity requirements. We satisfy the operational liquidity requirement by both meeting a contingency liquidity requirement, discussed below, and because we are able to adequately access the capital markets to issue debt. In addition, we focus on maintaining an adequate liquidity balance and a funding balance between our financial assets and financial liabilities.

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

(In millions)	December 31, 2018	December 31, 2017
Contingency Liquidity Requirement
Total Contingency Liquidity Reserves (1)	$34,808	$40,850
Total Requirement (2)	(18,745)	(32,349)
Excess Contingency Liquidity Available	$16,063	$8,501

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

(In millions)	December 31, 2018	December 31, 2017
Deposit Reserve Requirement
Total Eligible Deposit Reserves	$66,643	$73,728
Total Member Deposits	(664)	(649)
Excess Deposit Reserves	$65,979	$73,079

Contractual Obligations
The following table summarizes our contractual obligations at December 31, 2018. We believe that, as in the past, we will continue to have sufficient liquidity, including from access to the debt markets to issue Consolidated Obligations, to satisfy these obligations on a timely basis.

(In millions)	< 1 year	1 < 3 years	3 < 5 years	> 5 years	Total
Contractual Obligations
Long-term debt (Bonds) - par (1)	$21,086	$13,828	$6,207	$4,526	$45,647
Operating leases (include premises and equipment)	1	3	2	3	9
Mandatorily redeemable capital stock	17	1	5	—	23
Commitments to fund mortgage loans	146	—	—	—	146
Pension and other postretirement benefit obligations	3	5	5	30	43
Total Contractual Obligations	$21,253	$13,837	$6,219	$4,559	$45,868

(1)
Does not include Discount Notes and contractual interest payments related to Bonds. Total is based on contractual maturities; the actual timing of payments could be affected by factors affecting redemptions.

Off-Balance Sheet Arrangements
The following table summarizes our off-balance sheet items at December 31, 2018. For more information, see Note 20 of the Notes to Financial Statements.

(In millions)	< 1 year	1 < 3 years	3 < 5 years	> 5 years	Total
Off-balance sheet items (1)
Standby Letters of Credit	$14,579	$60	$192	$16	$14,847
Standby bond purchase agreements	23	55	—	—	78
Consolidated Obligations traded, not yet settled	525	29	51	12	617
Total off-balance sheet items	$15,127	$144	$243	$28	$15,542

(1)	Represents notional amount of off-balance sheet obligations.

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

We believe the effect on credit risk exposure from borrower concentration is minimal because of our application of credit risk mitigations, the most important of which is over-collateralization of borrowings. In the remote possibility of failure of a member to whom we lent a large amount of Advances, combined with the Federal Deposit Insurance Corporation's decision not to repay Advances, we would implement our member failure plan. Our member failure plan, which we test periodically, would liquidate collateral to recover losses from losing principal and interest on the Advance balances.

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

Fair Value Hedges
As indicated in the "Use of Derivatives in Market Risk Management" section of "Quantitative and Qualitative Disclosures About Risk Management," we designate a portion of our derivatives as fair value hedges. Fair value hedge accounting permits the changes in fair values of the hedged risk in the hedged instruments to be recorded in the current period, thus offsetting, partially or fully, the change in fair value of the derivatives. As of December 31, 2017, for derivatives accounted as fair value hedges, the hedged risk is designated to be changes in LIBOR benchmark interest rates. The result is that there has been a relatively small amount of unrealized earnings volatility from hedging market risk with derivatives.

In order to determine if a derivative qualifies for fair value hedge accounting, we must assess how effective the derivative has been, and is expected to be, in hedging changes in the fair values of the risk being hedged. Each month we perform effectiveness testing using a consistently applied standard statistical methodology, regression analysis, which measures the degree of correlation and relationship between the fair values of the derivative and hedged instrument. The results of the statistical measures must pass predefined threshold values to enable us to conclude that the fair values of the derivative transaction have a close correlation with the fair values of the hedged instrument. If any measure is outside of its respective tolerance, the hedge would no longer qualify for fair value hedge accounting. This means we must then record the fair value change of the derivative in current earnings without any offset in the fair value change of the related hedged instrument. Due to the intentional matching of terms between the derivative and the hedged instrument, we expect that failing an effectiveness test will be infrequent, which has been the case historically.

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

Fair value differences that have actually occurred have historically resulted in a relatively small amount of earnings volatility. Each month, we compute fair values on all derivatives and related hedged instruments across a range of interest rate scenarios. For derivatives receiving long-haul fair value hedge accounting, the additional amount of earnings volatility under an assumption of stressed interest rate environments as of year-end 2018 was in a range of positive $9 million to negative $12 million. This range is minimal compared to the notional principal amount.

Fair Value Option--Economic Hedge
We account for a portion of Advance and Bond-related derivatives using an accounting election called "fair value option," which is included in the economic hedge category. An economic hedge under the fair value option does not require passing effectiveness testing to permit the derivative's fair market value to be offset with the market value of the hedged instrument, as is required under a fair value hedge. However, it records the fair market value of the hedged instrument at its full fair value instead of only the value of hedging the benchmark interest rate.

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

Accounting for Premiums and Discounts on Mortgage Loans and MBS

The accounting for amortization/accretion of premiums/discounts can result in earnings volatility, most of which relates to our MPP, MBS, and Consolidated Obligations. Normally, earnings volatility associated with amortization/accretion of premiums/discounts for Obligations is less pronounced than that for mortgage assets.

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

We have historically purchased most MPP loans at premium prices. MBS outstanding at the end of 2018 were purchased at net premium prices close to par. At the end of 2018, the MPP had a net premium balance of $230 million and MBS had a net premium balance of $23 million, resulting in a total mortgage net premium balance of $253 million.

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

Retrospective Method
For MBS, we apply the retrospective method. The retrospective method requires that we estimate principal cash flows over the estimated life of the securities and make a retrospective adjustment of the effective yield each time the estimated life changes as if the new estimate had been known since the original acquisition date of the asset. Projecting principal cash flows requires us to estimate mortgage prepayment speeds, which are driven primarily by changes in interest rates. Projected prepayment speeds are derived using a market-tested third-party prepayment model. We regularly test the reasonableness and accuracy of the prepayment model by comparing its projections to actual prepayment results experienced over time and to dealer prepayment indications.

When interest rates decline, actual and projected prepayment speeds are likely to increase. This accelerates the amortization/accretion, resulting in a reduction in the book yields on MBS with premium balances and an increase in book yields on MBS with discount balances. The opposite effect tends to occur when interest rates rise. The immediate adjustment and the schedules for future amortization/accretion are based on applying the new constant effective yield as if it had been in effect since the purchase of the assets. See Note 1 of the Notes to Financial Statements for additional information.

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

Advances
We evaluate probable credit losses inherent in Advances due to borrower default or delayed receipt of interest and principal, taking into consideration the amount recoverable from the collateral pledged by members to secure Advances. This analysis is performed for each member separately on at least a quarterly basis. We believe we have adequate policies and procedures in place to effectively manage credit risk exposure on Advances. These include monitoring the creditworthiness and financial condition of the institutions to which we lend funds, determining the quality and value of collateral pledged, estimating borrowing capacity based on collateral value and type for each member, and evaluating historical loss experience. At December 31, 2018, we had rights to collateral (either loans or securities), on a member-by-member basis, with an estimated fair value that exceeds the amount of outstanding Advances. At the end of 2018, the aggregate estimated value of this collateral was $348.0 billion. Although some of this over-collateralization may reflect a desire to maintain excess borrowing capacity, all of a member's pledged collateral would be available as necessary to cover any of that member's credit obligations to the FHLB.

Based on the nature and quality of the collateral held as security for Advances, including over-collateralization, our credit analyses of members and collateral, and members' prior repayment history (i.e., we have never recorded a loss from an Advance), we believe that no allowance for losses was necessary at December 31, 2018. See Notes 1 and 10 of the Notes to Financial Statements for additional information.

Mortgage Loans Acquired Under the MPP
We analyze loans in the MPP on at least a quarterly basis by 1) estimating the incurred credit losses inherent in the portfolio and comparing these to credit enhancements, including the recoverability of insurance, and 2) establishing reserves based on the results. We apply a consistent methodology to determine our estimates.

We hold both FHA and conventional fixed-rate mortgage loans under the MPP. Because FHA mortgage loans are U.S. government insured, we have determined that they do not require a loan loss allowance. We are protected against credit losses on conventional mortgage loans from several sources, in order of priority:

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
These estimates require significant judgments, especially considering the inability to readily determine the fair value of all underlying properties, the application of pool level credit enhancements, and the uncertainty in other macroeconomic factors that make estimating defaults and severity imprecise.

Based on our analysis, as of December 31, 2018, we determined that an allowance for credit losses of $1 million was required for our conventional mortgage loans in the MPP. Substantial reductions in home prices or other economic variables that affect mortgage defaults could increase credit losses experienced in the portfolio.

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

We categorize each of our financial instruments carried at fair value into one of three levels in accordance with the fair value hierarchy. The hierarchy is based upon the transparency (observable or unobservable) of inputs to the valuation of an asset or liability as of the measurement date. Observable inputs reflect market data obtained from independent sources (Levels 1 and 2), while unobservable inputs reflect our assumptions of market variables (Level 3). Management utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Because items classified as Level 3 are valued using significant unobservable inputs, the process for determining the fair value of these items is generally more subjective and involves a high degree of management judgment and use of assumptions. As of December 31, 2018 and 2017, all of our assets and liabilities measured at fair value on a recurring basis were classified as Level 2 within the fair value hierarchy.

RECENTLY ISSUED ACCOUNTING STANDARDS AND INTERPRETATIONS

See Note 2 of the Notes to Financial Statements for a discussion of recently issued accounting standards and interpretations.

OTHER FINANCIAL INFORMATION

Income Statements (Quarter amounts are unaudited)

Summary income statements for each quarter within the last two years are provided in the tables below.

	2018
(In millions)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Interest income	$524	$594	$598	$665	$2,381
Interest expense	406	465	468	543	1,882
Net interest income	118	129	130	122	499
Non-interest income (loss)	(4)	(13)	(9)	(11)	(37)
Non-interest expense	31	31	30	31	123
Net income	$83	$85	$91	$80	$339

	2017
(In millions)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Interest income	$344	$385	$437	$442	$1,608
Interest expense	241	279	327	332	1,179
Net interest income	103	106	110	110	429
Non-interest income (loss)	(11)	10	(3)	3	(1)
Non-interest expense	27	29	29	29	114
Net income	$65	$87	$78	$84	$314

Investments

Data on investments for the years ended December 31, 2018, 2017 and 2016 are provided in the tables below.

(In millions)	Carrying Value at December 31,
	2018	2017	2016
Trading securities:
GSE obligations	$224	$—	$—
MBS:
U.S. obligation single-family MBS	—	1	1
Total trading securities	224	1	1
Available-for-sale securities:
Certificates of deposit	2,350	900	1,300
GSE obligations	53	—	—
Total available-for-sale securities	2,403	900	1,300
Held-to-maturity securities:
U.S. Treasury obligations	36	34	—
GSE obligations	—	—	31
MBS:
U.S. obligation single-family MBS	2,041	2,484	3,183
GSE single-family MBS	5,544	6,703	8,186
GSE multi-family MBS	8,171	5,584	3,146
Total held-to-maturity securities	15,792	14,805	14,546
Total securities	18,419	15,706	15,847
Securities purchased under agreements to resell	4,402	7,702	5,230
Federal funds sold	10,793	3,650	4,257
Total investments	$33,614	$27,058	$25,334

As of December 31, 2018, investments had the following maturity and yield characteristics.

(Dollars in millions)	Due in one year or less	Due after one year through five years	Due after five through 10 years	Due after 10 years	Carrying Value
Trading securities:
GSE obligations	$—	$—	$168	$56	$224
MBS(1):
U.S. obligation single-family MBS	—	—	—	—	—
Total trading securities	—	—	168	56	224
Yield on trading securities	—%	—%	3.49%	3.54%
Available-for-sale securities:
Certificates of deposit	$2,350	$—	$—	$—	$2,350
GSE obligations	—	—	49	4	53
Total available-for-sale securities	2,350	—	49	4	2,403
Yield on available-for sale securities	2.67%	—%	3.30%	3.54%
Held-to-maturity securities:
U.S. Treasury obligations	$36	$—	$—	$—	$36
MBS(1):
U.S. obligation single-family MBS	—	354	—	1,687	2,041
GSE single-family MBS	—	—	36	5,508	5,544
GSE multi-family MBS	43	50	7,883	195	8,171
Total held-to-maturity securities	79	404	7,919	7,390	15,792
Yield on held-to-maturity securities	2.39%	2.83%	2.76%	2.44%
Total securities	$2,429	$404	$8,136	$7,450	$18,419
Securities purchased under agreements to resell	4,402	—	—	—	4,402
Federal funds sold	10,793	—	—	—	10,793
Total investments	$17,624	$404	$8,136	$7,450	$33,614

(1)	MBS allocated based on contractual principal maturities assuming no prepayments.

As of December 31, 2018, the FHLB held securities of the following issuers with a carrying value greater than 10 percent of FHLB capital. The table includes GSEs, securities of the U.S. government, government agencies and corporations, and privately issued certificates of deposit.

(In millions)	Total	Total
Name of Issuer	Carrying Value	Fair Value
Fannie Mae	$7,607	$7,512
Freddie Mac	6,108	6,034
Government National Mortgage Association	1,688	1,640
Other (1)	3,016	3,016
Total investment securities	$18,419	$18,202

(1)	Includes issuers of securities that have a carrying value that is less than 10 percent of FHLB capital.

Loan Portfolio Analysis

The FHLB's outstanding loans, loans 90 days or more past due and accruing interest, and allowance for credit loss information for the five years ended December 31 are shown below. The FHLB's interest and related shortfall on non-accrual loans and loans modified in troubled debt restructurings was not material during the years presented below.

(Dollars in millions)	2018	2017	2016	2015	2014
Domestic:
Advances	$54,822	$69,918	$69,882	$73,292	$70,406
Real estate mortgages	$10,502	$9,682	$9,150	$7,954	$6,956
Real estate mortgages past due 90 days or more (including those in process of foreclosure) and still accruing interest, unpaid principal balance	$19	$26	$33	$42	$66
Non-accrual loans, unpaid principal balance (1)	$3	$3	$4	$7	$4
Troubled debt restructurings, unpaid principal balance (not included above)	$9	$9	$8	$8	$5
Allowance for credit losses on mortgage loans, beginning of year	$1	$1	$2	$5	$7
Net charge-offs	—	—	(1)	(3)	(2)
Provision (reversal) for credit losses	—	—	—	—	—
Allowance for credit losses on mortgage loans, end of year	$1	$1	$1	$2	$5
Ratio of net charge-offs during the period to average loans outstanding during the period	—%	—%	0.01%	0.04%	0.03%

(1)	See Note 1 of the Notes to Financial Statements for an explanation of the FHLB's non-accrual policy.

Other Borrowings

Borrowings with original maturities of one year or less are classified as short-term. The following is a summary of short-term borrowings exceeding 30 percent of total capital for the years ended December 31:

(Dollars in millions)	2018	2017	2016
Discount Notes
Outstanding at year-end (book value)	$46,944	$46,211	$44,690
Weighted average rate at year-end (1) (2)	2.35%	1.23%	0.46%
Daily average outstanding for the year (book value)	$49,185	$43,124	$49,835
Weighted average rate for the year (2)	1.86%	0.89%	0.35%
Highest outstanding at any month-end (book value)	$64,045	$51,762	$63,137
Bonds (short-term)
Outstanding at year-end (principal amount)	$14,728	$14,405	$11,332
Weighted average rate at year-end (2) (3)	2.38%	1.35%	0.66%
Daily average outstanding for the year (principal amount)	$14,937	$10,359	$11,996
Weighted average rate for the year (2) (3)	1.87%	0.93%	0.51%
Highest outstanding at any month-end (principal amount)	$19,438	$14,405	$14,591

(1)	Represents an implied rate without consideration of concessions.

(2)	Amounts used to calculate weighted average rates for the year are based on dollars in thousands. Accordingly, recalculations based upon amounts in millions may not produce the same results.

(3)	Represents the effective coupon rate.

Term Deposits

At December 31, 2018, term deposits in denominations of $100,000 or more totaled $51,550,000. The table below presents the maturities for term deposits in denominations of $100,000 or more:

(In millions) By remaining maturity at December 31, 2018	3 months or less	Over 3 months but within 6 months	Over 6 months but within 12 months	Over 12 months but within 24 months	Total
Time certificates of deposit	$21	$8	$19	$4	$52

Ratios

	2018	2017	2016
Return on average assets	0.32%	0.31%	0.25%
Return on average equity	6.29	6.15	5.35
Average equity to average assets	5.11	5.00	4.76
Dividend payout ratio	75.60%	66.31%	63.92%

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Information required under this Item is set forth in the “Quantitative and Qualitative Disclosures About Risk Management” caption at Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, of this filing.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of the
Federal Home Loan Bank of Cincinnati

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of condition of the Federal Home Loan Bank of Cincinnati (the “FHLB”) as of December 31, 2018 and 2017, and the related statements of income, comprehensive income, capital and cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “financial statements”). We also have audited the FHLB’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the FHLB as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the FHLB maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Cincinnati, Ohio
March 21, 2019

We have served as the FHLB’s auditor since 1990.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CONDITION

(In thousands, except par value)	December 31,
	2018	2017
ASSETS
Cash and due from banks (Note 3)	$10,037	$26,550
Interest-bearing deposits	122	140
Securities purchased under agreements to resell	4,402,208	7,701,929
Federal funds sold	10,793,000	3,650,000
Investment securities:
Trading securities (Note 4)	223,980	781
Available-for-sale securities (Note 5)	2,402,897	899,876
Held-to-maturity securities (includes $0 and $0 pledged as collateral in 2018 and 2017, respectively, that may be repledged) (a) (Note 6)	15,791,222	14,804,970
Total investment securities	18,418,099	15,705,627
Advances (includes $10,008 and $15,013 at fair value under fair value option in 2018 and 2017, respectively) (Note 8)	54,822,252	69,918,224
Mortgage loans held for portfolio, net of allowance for credit losses of $840 and $1,190 in 2018 and 2017, respectively (Note 9 and Note 10)	10,500,917	9,680,940
Accrued interest receivable	169,982	128,561
Derivative assets (Note 11)	65,765	60,695
Other assets	20,191	22,548
TOTAL ASSETS	$99,202,573	$106,895,214
LIABILITIES
Deposits (Note 12)	$669,016	$650,531
Consolidated Obligations: (Note 13)
Discount Notes	46,943,632	46,210,458
Bonds (includes $3,906,610 and $5,577,315 at fair value under fair value option in 2018 and 2017, respectively)	45,659,138	54,163,061
Total Consolidated Obligations	92,602,770	100,373,519
Mandatorily redeemable capital stock (Note 15)	23,184	30,031
Accrued interest payable	147,337	128,652
Affordable Housing Program payable (Note 14)	117,336	109,877
Derivative liabilities (Note 11)	4,586	2,893
Other liabilities	308,128	435,198
Total liabilities	93,872,357	101,730,701
Commitments and contingencies (Note 20)
CAPITAL (Note 15)
Capital stock Class B putable ($100 par value); issued and outstanding shares: 43,205 shares in 2018 and 42,411 shares in 2017	4,320,459	4,241,140
Retained earnings:
Unrestricted	631,971	617,034
Restricted	390,829	322,999
Total retained earnings	1,022,800	940,033
Accumulated other comprehensive loss (Note 16)	(13,043)	(16,660)
Total capital	5,330,216	5,164,513
TOTAL LIABILITIES AND CAPITAL	$99,202,573	$106,895,214

(a)	Fair values: $15,575,368 and $14,682,329 at December 31, 2018 and 2017, respectively.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF INCOME

(In thousands)	For the Years Ended December 31,
	2018	2017	2016
INTEREST INCOME:
Advances	$1,407,702	$903,620	$576,970
Prepayment fees on Advances, net	679	1,351	9,874
Interest-bearing deposits	704	181	320
Securities purchased under agreements to resell	48,454	23,340	9,491
Federal funds sold	179,552	70,287	34,313
Investment securities:
Trading securities	1,535	19	20
Available-for-sale securities	40,444	6,228	5,822
Held-to-maturity securities	380,304	306,204	325,500
Total investment securities	422,283	312,451	331,342
Mortgage loans held for portfolio	321,328	297,075	261,071
Loans to other FHLBanks	20	—	13
Total interest income	2,380,722	1,608,305	1,223,394
INTEREST EXPENSE:
Consolidated Obligations:
Discount Notes	915,032	384,976	173,595
Bonds	951,298	786,922	681,757
Total Consolidated Obligations	1,866,330	1,171,898	855,352
Deposits	14,009	4,738	1,320
Loans from other FHLBanks	5	10	1
Mandatorily redeemable capital stock	1,806	2,514	3,517
Other borrowings	—	2	—
Total interest expense	1,882,150	1,179,162	860,190
NET INTEREST INCOME	498,572	429,143	363,204
Provision for credit losses	—	500	—
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	498,572	428,643	363,204
NON-INTEREST INCOME (LOSS):
Net gains (losses) on investment securities	7,086	(6)	38,758
Net (losses) gains on financial instruments held under fair value option	(14,184)	10,409	40,503
Net losses on derivatives and hedging activities	(40,398)	(24,464)	(47,431)
Other, net	10,678	12,824	14,401
Total non-interest income (loss)	(36,818)	(1,237)	46,231
NON-INTEREST EXPENSE:
Compensation and benefits	46,317	42,272	38,034
Other operating expenses	20,019	18,880	25,935
Finance Agency	6,389	6,598	6,325
Office of Finance	4,984	4,484	4,284
Litigation settlement	—	—	25,250
Other	7,010	6,484	11,235
Total non-interest expense	84,719	78,718	111,063
INCOME BEFORE ASSESSMENTS	377,035	348,688	298,372
Affordable Housing Program assessments	37,884	35,120	30,189
NET INCOME	$339,151	$313,568	$268,183
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)	For the Years Ended December 31,
	2018	2017	2016
Net income	$339,151	$313,568	$268,183
Other comprehensive income adjustments:
Net unrealized gains (losses) on available-for-sale securities	14	(147)	(58)
Pension and postretirement benefits	3,603	(3,257)	79
Total other comprehensive income adjustments	3,617	(3,404)	21
Comprehensive income	$342,768	$310,164	$268,204

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CAPITAL

(In thousands)	Capital Stock Class B - Putable		Retained Earnings			Accumulated Other Comprehensive	Total
	Shares	Par Value	Unrestricted	Restricted	Total	Loss	Capital
BALANCE, DECEMBER 31, 2015	44,288	$4,428,756	$530,998	$206,648	$737,646	$(13,277)	$5,153,125
Comprehensive income			214,546	53,637	268,183	21	268,204
Proceeds from sale of capital stock	920	92,027					92,027
Net shares reclassified to mandatorily redeemable capital stock	(3,639)	(363,839)					(363,839)
Cash dividends on capital stock			(171,422)		(171,422)		(171,422)
BALANCE, DECEMBER 31, 2016	41,569	4,156,944	574,122	260,285	834,407	(13,256)	4,978,095
Comprehensive income			250,854	62,714	313,568	(3,404)	310,164
Proceeds from sale of capital stock	3,547	354,654					354,654
Net shares reclassified to mandatorily redeemable capital stock	(2,705)	(270,458)					(270,458)
Cash dividends on capital stock			(207,942)		(207,942)		(207,942)
BALANCE, DECEMBER 31, 2017	42,411	4,241,140	617,034	322,999	940,033	(16,660)	5,164,513
Comprehensive income			271,321	67,830	339,151	3,617	342,768
Proceeds from sale of capital stock	4,392	439,157					439,157
Repurchase of capital stock	(2,972)	(297,252)					(297,252)
Net shares reclassified to mandatorily redeemable capital stock	(626)	(62,586)					(62,586)
Cash dividends on capital stock			(256,384)		(256,384)		(256,384)
BALANCE, DECEMBER 31, 2018	43,205	$4,320,459	$631,971	$390,829	$1,022,800	$(13,043)	$5,330,216

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CASH FLOWS

(In thousands)	For the Years Ended December 31,
	2018	2017	2016
OPERATING ACTIVITIES:
Net income	$339,151	$313,568	$268,183
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	59,577	57,973	55,296
Net change in derivative and hedging activities	(4,706)	6,927	63,806
Net change in fair value adjustments on trading securities	(7,086)	6	5
Net change in fair value adjustments on financial instruments held under fair value option	14,184	(10,409)	(40,503)
Other adjustments	(10)	489	(38,774)
Net change in:
Accrued interest receivable	(41,482)	(18,701)	(15,028)
Other assets	1,651	23,686	(24,325)
Accrued interest payable	18,077	4,743	21,273
Other liabilities	25,792	15,456	32,560
Total adjustments	65,997	80,170	54,310
Net cash provided by operating activities	405,148	393,738	322,493

INVESTING ACTIVITIES:
Net change in:
Interest-bearing deposits	(7,089)	46,981	(113,516)
Securities purchased under agreements to resell	3,299,721	(2,472,442)	5,302,492
Federal funds sold	(7,143,000)	607,000	6,588,000
Premises, software, and equipment	(2,173)	(2,647)	(1,623)
Trading securities:
Proceeds from maturities of long-term	164	182	184
Purchases of long-term	(216,277)	—	—
Available-for-sale securities:
Net (increase) decrease in short-term	(1,450,000)	400,000	(600,000)
Purchases of long-term	(36,000)	—	—
Held-to-maturity securities:
Net (increase) decrease in short-term	(1,634)	(2,753)	1,404
Proceeds from maturities of long-term	2,851,296	2,420,330	2,924,469
Proceeds from sale of long-term	—	—	852,199
Purchases of long-term	(3,996,773)	(2,992,069)	(2,529,144)
Advances:
Repaid	2,889,037,056	2,366,633,884	1,364,290,711
Originated	(2,873,930,828)	(2,366,705,248)	(1,360,955,355)
Mortgage loans held for portfolio:
Principal collected	1,117,727	1,218,035	1,661,697
Purchases	(1,978,111)	(1,788,156)	(2,899,907)
Net cash provided by (used in) investing activities	7,544,079	(2,636,903)	14,521,611

The accompanying notes are an integral part of these financial statements.

(continued from previous page)
FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CASH FLOWS

(In thousands)	For the Years Ended December 31,
	2018	2017	2016
FINANCING ACTIVITIES:
Net change in deposits and pass-through reserves	$28,225	$(99,633)	$3,567
Net payments on derivative contracts with financing elements	(1,107)	(4,210)	(23,185)
Net proceeds from issuance of Consolidated Obligations:
Discount Notes	552,603,900	449,775,543	325,535,819
Bonds	29,071,856	27,080,080	50,922,924
Payments for maturing and retiring Consolidated Obligations:
Discount Notes	(551,919,437)	(448,296,555)	(358,051,273)
Bonds	(37,565,265)	(26,065,750)	(32,787,008)
Proceeds from issuance of capital stock	439,157	354,654	92,027
Payments for repurchase of capital stock	(297,252)	—	—
Payments for repurchase/redemption of mandatorily redeemable capital stock	(69,433)	(275,209)	(366,952)
Cash dividends paid	(256,384)	(207,942)	(171,422)
Net cash (used in) provided by financing activities	(7,965,740)	2,260,978	(14,845,503)
Net (decrease) increase in cash and cash equivalents	(16,513)	17,813	(1,399)
Cash and cash equivalents at beginning of the period	26,550	8,737	10,136
Cash and cash equivalents at end of the period	$10,037	$26,550	$8,737
Supplemental Disclosures:
Interest paid	$1,851,838	$1,157,662	$858,401
Affordable Housing Program payments, net	$30,425	$30,126	$32,658

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

Reclassifications. Certain amounts in the 2017 and 2016 financial statements and footnotes have been reclassified to conform to the 2018 presentation. Specifically, due to a change in presentation, variation margin on certain cleared derivatives has been reclassified from netting adjustments and cash collateral and allocated to the individual derivative instruments. Refer to Note 11 for additional information. Also, on January 1, 2018, the FHLB retrospectively adopted the guidance, Improving the Presentation of Net Periodic Pension and Postretirement Benefit Cost, issued by the Financial Accounting Standards Board (FASB) on March 10, 2017. As a result of the adoption, $3,271,000 and $3,898,000 of other components of net benefit costs were reclassified from "Compensation and benefits" to "Other" within the non-interest expense section of the Statements of Income for the years ended December 31, 2017 and December 31, 2016, respectively.

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

Available-for-Sale. Securities that are not classified as held-to-maturity or trading are classified as available-for-sale and are carried at fair value. The change in fair value of available-for-sale securities is recorded in other comprehensive income as net unrealized gains (losses) on available-for-sale securities. For available-for-sale securities that have been hedged and qualify as a fair value hedge, the FHLB records the portion of the change in the fair value of the investment related to the risk being hedged in non-interest income as net gains (losses) on derivatives and hedging activities together with the related change in the fair value of the derivative, and records the remainder of the change in the fair value of the investment in other comprehensive income as net unrealized gains (losses) on available-for-sale securities.

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

In addition, sales of held-to-maturity debt securities that meet either of the following two conditions may be considered as maturities for purposes of the classification of securities: (1) the sale occurs near enough to the security's maturity date (for example, within three months of maturity), or call date if exercise of the call is probable, that interest rate risk is substantially eliminated as a pricing factor and changes in market interest rates would not have a significant effect on the security's fair value, or (2) the sale of the security occurs after the FHLB has already collected a substantial portion (at least 85 percent) of the principal outstanding at acquisition due either to prepayments on the security or to scheduled payments on the security payable in equal installments (both principal and interest) over its term.

Premiums and Discounts. The FHLB amortizes purchased premiums and accretes purchased discounts on mortgage-backed securities (MBS) using the retrospective interest method (retrospective method). The retrospective method requires that the FHLB estimate prepayments over the estimated life of the securities and make a retrospective adjustment of the effective yield each time that the FHLB changes the estimated life as if the new estimate had been known since the original acquisition date of the securities. The FHLB uses nationally recognized third-party prepayment models to project estimated cash flows. Due to their short term nature, the FHLB amortizes premiums and accretes discounts on other investment categories with a term of one year or less using a straight-line methodology based on the contractual maturity of the securities. Analyses of the straight-line compared to the interest, or level-yield, methodology have been performed by the FHLB, and it has determined that the impact of the difference on the financial statements for each period reported, taken individually and as a whole, is not material.

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

Portfolio Segments. A portfolio segment is defined as the level at which an entity develops and documents a systematic methodology for determining its allowance for credit losses. The FHLB has developed and documented a systematic methodology for determining an allowance for credit losses, where applicable, for (1) credit products (Advances, Letters of Credit and other extensions of credit to members) (2) Federal Housing Administration (FHA) mortgage loans held for portfolio; and (3) conventional mortgage loans held for portfolio.

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

Collateral-dependent Loans. An impaired loan is considered collateral-dependent if repayment is expected to be provided solely by the sale of the underlying property; that is, there is no other available and reliable source of repayment. A loan that is considered collateral-dependent is measured for impairment based on the fair value of the underlying property less estimated selling costs, with any shortfall recognized as an allowance for loan loss or charged-off. Interest income on impaired loans is recognized in the same manner as non-accrual loans noted below.

Non-accrual Loans. The FHLB places a conventional mortgage loan on non-accrual status if it is determined that either (1) the collection of interest or principal is doubtful (e.g., when a related allowance for credit losses is recorded on a loan considered to be a troubled debt restructuring as a result of the individual evaluation for impairment), or (2) interest or principal is past due for 90 days or more, except when the loan is well-secured and in the process of collection (e.g., through credit enhancements and with monthly remittances on a schedule/scheduled basis). Loans with remittances on a schedule/scheduled basis means the FHLB receives monthly principal and interest payments from the servicer regardless of whether the mortgagee is making payments to the servicer. Loans with monthly remittances on an actual/actual basis are considered well-secured; however, servicers of actual/actual loan types contractually do not advance principal and interest regardless of borrower creditworthiness. As a result, these loans are placed on non-accrual status once they become 90 days delinquent.

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

Premises, Software and Equipment, Net. Premises, software and equipment are included in other assets on the Statements of Condition. The FHLB records premises, software and equipment at cost less accumulated depreciation and amortization. The FHLB computes depreciation on a straight-line methodology over the estimated useful lives of assets ranging from three to ten years. Leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful life of the improvement or the remaining term of the lease. The FHLB capitalizes improvements and major renewals but expenses ordinary maintenance and repairs when incurred. The FHLB capitalizes and amortizes the cost of computer software developed or obtained for internal use over future periods. In addition, the FHLB includes gains and losses on the disposal of premises, software and equipment in other non-interest income in the Statements of Income.

Premises, software and equipment were $8,190,000 and $8,896,000, which was net of accumulated depreciation and amortization of $29,007,000 and $26,167,000 as of December 31, 2018 and 2017, respectively. For the years ended December 31, 2018, 2017, and 2016, the depreciation and amortization expense for premises, software and equipment was $2,889,000, $2,949,000, and $2,883,000, respectively.

Derivatives. All derivatives are recognized on the Statements of Condition at their fair values and are reported as either derivative assets or derivative liabilities, net of cash collateral, and accrued interest from counterparties. The fair values of derivatives are netted by counterparty when the netting requirements have been met. If these netted amounts are positive, they are classified as an asset and, if negative, they are classified as a liability. Cash flows associated with derivatives are reflected as cash flows from operating activities in the Statement of Cash Flows unless the derivative meets the criteria to be a financing derivative.

The FHLB utilizes two Derivative Clearing Organizations (Clearinghouses), for all cleared derivative transactions, LCH Ltd. and CME Clearing. Effective January 16, 2018, LCH Ltd. made certain amendments to its rulebook changing the legal characterization of variation margin payments to be daily settlement payments, rather than collateral. CME Clearing made the same changes to its rulebook on January 3, 2017. As a result, at both Clearinghouses, variation margin is characterized as daily settlement payments, rather than cash collateral. At both Clearinghouses, initial margin is considered cash collateral.

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

Changes in the fair value of a derivative that is designated and qualifies as a fair value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, are recorded in other income as “Net losses on derivatives and hedging activities.”

Accounting for Economic Hedges. An economic hedge is defined as a derivative hedging specific or non-specific underlying assets, liabilities, or firm commitments that does not qualify, or was not designated, for hedge accounting, but is an acceptable hedging strategy under the FHLB's risk management program. These economic hedging strategies also comply with Finance Agency regulatory requirements prohibiting speculative hedge transactions. An economic hedge introduces the potential for earnings variability caused by the changes in fair value of the derivatives that are recorded in the FHLB's income but that are not offset by corresponding changes in the value of the economically hedged assets, liabilities, or firm commitments. As a result, the FHLB recognizes the net interest and the change in fair value of these derivatives in non-interest income as “Net losses on derivatives and hedging activities” with no offsetting fair value adjustments for the assets, liabilities, or firm commitments.

The difference between accruals of interest receivables and payables on derivatives that are designated as fair value hedge relationships is recognized as adjustments to the interest income or expense of the designated hedged item. The difference between accruals of interest receivables and payables on economic hedges are recognized in other income as “Net losses on derivatives and hedging activities.”

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

Restricted Retained Earnings. Under the Joint Capital Enhancement Agreement, as amended (Capital Agreement), the FHLB contributes 20 percent of its quarterly net income to a separate restricted retained earnings account until the account balance equals at least one percent of the FHLB's average balance of outstanding Consolidated Obligations for the previous quarter. These restricted retained earnings are not available to pay dividends and are presented separately on the Statements of Condition.

Standby Letters of Credit. The FHLB records commitment fees for Standby Letters of Credit as deferred income when it receives the fees and accretes them using a straight-line methodology over the term of the Standby Letter of Credit. Based upon past experience, the FHLB's management believes that the likelihood of Standby Letters of Credit being drawn upon is remote.

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

Voluntary Housing Programs. The FHLB classifies amounts awarded under its voluntary housing programs as other non-interest expenses.

Affordable Housing Program (AHP). The FHLBank Act requires each FHLBank to establish and fund an AHP. The FHLB charges the required funding for AHP to earnings and establishes a liability. The AHP funds provide subsidies to members to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. The FHLB also issues AHP Advances at interest rates below the customary interest rate for non-subsidized Advances. When the FHLB makes an AHP Advance, the present value of the variation in the cash flow caused by the difference in the interest rate between the AHP Advance rate and the FHLB's related cost of funds for comparable maturity funding is charged against the AHP liability and recorded as a discount on the AHP Advance. As an alternative, the FHLB also has the authority to make the AHP subsidy available to members as a grant. The discount on AHP Advances is accreted to interest income on Advances using a level-yield methodology over the life of the Advance.

Note 2 - Recently Issued Accounting Standards and Interpretations

Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes. On October 25, 2018, the FASB issued guidance that permits the OIS rate based on SOFR as an eligible U.S. benchmark interest rate for hedge accounting purposes, to facilitate the LIBOR to SOFR transition. This guidance became effective for the FHLB for the interim and annual periods beginning on January 1, 2019 (concurrent with the adoption of the hedging standard mentioned below). This guidance was adopted prospectively for qualifying new or re-designated hedging relationships entered into on or after January 1, 2019; however, the FHLB did not implement any SOFR OIS hedge strategies upon adoption. The FHLB will continue to assess opportunities to expand its eligible hedge strategies in the future.

Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. On August 29, 2018, the FASB issued amended guidance that aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). This guidance becomes effective for the FHLB for the interim and annual periods beginning on January 1, 2020. Early adoption is permitted. The FHLB is in the process of evaluating the guidance, and its effect on the FHLB’s financial condition, results of operations, and cash flows has not yet been determined.

Changes to the Disclosure Requirements for Defined Benefit Plans. On August 28, 2018, the FASB issued amended guidance that modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans to improve disclosure effectiveness. This guidance becomes effective for annual periods ending after December 15, 2020 (December 31, 2020 for the FHLB) and will be applied retrospectively for all comparative periods presented. Early adoption is permitted. The FHLB does not intend to adopt this guidance early. The adoption of this guidance will affect the FHLB's disclosures, but will not have any effect on the FHLB's financial condition, results of operations, or cash flows.

Changes to the Disclosure Requirements for Fair Value Measurement. On August 28, 2018, the FASB issued amended guidance that modifies the disclosure requirements for fair value measurements to improve disclosure effectiveness. This guidance becomes effective for the FHLB for the interim and annual periods beginning on January 1, 2020. Early adoption is permitted. The FHLB does not intend to adopt this guidance early. The adoption of this guidance will affect the FHLB's disclosures, but will not have any effect on the FHLB's financial condition, results of operations, or cash flows.
Targeted Improvements to Accounting for Hedging Activities. On August 28, 2017, the FASB issued amended guidance to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. This guidance requires that, for fair value hedges, the entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness be presented in the same income statement line that is used to present the earnings effect of the hedged item. In addition, the amendments include certain targeted improvements to the assessment of hedge effectiveness. This guidance became effective for the FHLB for the interim and annual periods beginning on January 1, 2019 and was applied to all existing hedging relationships as of that date. On January 1, 2019, the FHLB modified the presentation of fair value hedge results on its Statements of Income, as well as relevant disclosures, prospectively. However, the adoption of this guidance did not have a material effect on the FHLB's financial condition, results of operations, or cash flows.
Premium Amortization on Purchased Callable Debt Securities. On March 30, 2017, the FASB issued amended guidance to shorten the amortization period for certain purchased callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. This guidance was adopted on January 1, 2019, and is applied using a modified retrospective method through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The guidance did not have an impact on the FHLB’s financial condition, results of operations, or cash flows.

Measurement of Credit Losses on Financial Instruments. On June 16, 2016, the FASB issued amended guidance for the accounting of credit losses on financial instruments. The amendments require entities to immediately record the full amount of expected credit losses in their loan portfolios. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The guidance also requires, among other things, credit losses relating to available-for-sale debt securities to be recorded through an allowance for credit losses and expanded disclosure requirements. The guidance becomes effective for the FHLB for the interim and annual periods beginning on January 1, 2020. Early adoption is permitted. The guidance should be applied using a modified-retrospective approach, through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. In addition, entities are required to use a prospective transition approach for debt securities for which an other-than-temporary impairment had been recognized before the effective date. The FHLB does not intend to adopt the new guidance early. Based on its preliminary assessments, the FHLB does not expect the guidance to result in an allowance for credit losses for certain financial instruments including Advances, U.S. obligations/GSE investments, securities purchased under agreement to resell and other short-term investments given the specific terms, issuer guarantees, and/or collateralized/secured nature of the instruments. For mortgage loans held for portfolio, the FHLB does not expect the guidance to have a material impact. However, the FHLB's expectation of the guidance's ultimate impact on its financial condition, results of operations, and cash flows may change depending upon the composition of the FHLB’s financial assets at the adoption date and the economic conditions and forecasts at that time.
Leases. On February 25, 2016, the FASB issued guidance which requires recognition of lease assets and lease liabilities on the Statement of Condition and disclosure of key information about leasing arrangements. In particular, this guidance requires a lessee, of operating or finance leases, to recognize on the Statement of Condition a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. However, for leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election not to recognize lease assets and lease liabilities. This guidance became effective for the FHLB for the interim and annual periods beginning on January 1, 2019. However, the adoption of this guidance did not have a material impact on the FHLB's financial condition, results of operations, or cash flows.

Note 3 - Cash and Due from Banks

Cash and due from banks on the Statement of Condition includes cash on hand, cash items in the process of collection, compensating balances, and amounts due from correspondent banks and the Federal Reserve Bank.

Compensating Balances. The FHLB maintains collected cash balances with commercial banks in return for certain services. These agreements contain no legal restrictions on the withdrawal of funds. The average collected cash balances for the years ended December 31, 2018 and 2017 were approximately $118,000 and $98,000.

Pass-through Deposit Reserves. The FHLB acts as a pass-through correspondent for member institutions required to deposit reserves with the Federal Reserve Banks. The amount shown as “Cash and due from banks” includes pass-through reserves deposited with Federal Reserve Banks of approximately $6,478,000 and $1,805,000 as of December 31, 2018 and 2017.

Note 4 - Trading Securities

Table 4.1 - Trading Securities by Major Security Types (in thousands)

Fair Value	December 31, 2018	December 31, 2017
Non-MBS:
GSE obligations	$223,368	$—
MBS:
U.S. obligation single-family MBS	612	781
Total	$223,980	$781

Table 4.2 - Net Gains (Losses) on Trading Securities (in thousands)

	For the Years Ended December 31,
	2018	2017	2016
Net gains (losses) on trading securities held at period end	$7,086	$(6)	$(5)
Net gains (losses) on trading securities	$7,086	$(6)	$(5)

Note 5 - Available-for-Sale Securities

Table 5.1 - Available-for-Sale Securities by Major Security Types (in thousands)

	December 31, 2018
	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$2,350,000	$71	$(69)	$2,350,002
GSE obligations	53,007	16	(128)	52,895
Total	$2,403,007	$87	$(197)	$2,402,897

	December 31, 2017
	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$900,000	$—	$(124)	$899,876
Total	$900,000	$—	$(124)	$899,876

(1)	Amortized cost of available-for-sale securities includes adjustments made to the cost basis of an investment for accretion, amortization, and/or fair value hedge accounting adjustments.

All securities outstanding with gross unrealized losses at December 31, 2018 and 2017 were in a continuous unrealized loss position for less than 12 months.

Table 5.2 - Available-for-Sale Securities by Contractual Maturity (in thousands)

	December 31, 2018		December 31, 2017
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in 1 year or less	$2,350,000	$2,350,002	$900,000	$899,876
Due after 1 year through 5 years	—	—	—	—
Due after 5 years through 10 years	48,999	48,904	—	—
Due after 10 years	4,008	3,991	—	—
Total	$2,403,007	$2,402,897	$900,000	$899,876

Table 5.3 - Interest Rate Payment Terms of Available-for-Sale Securities (in thousands)

	December 31, 2018	December 31, 2017
Amortized cost of available-for-sale securities:
Fixed-rate	$2,403,007	$900,000

Realized Gains and Losses. The FHLB had no sales of securities out of its available-for-sale portfolio for the years ended December 31, 2018, 2017, or 2016.

Note 6 - Held-to-Maturity Securities

Table 6.1 - Held-to-Maturity Securities by Major Security Types (in thousands)

	December 31, 2018
	Amortized Cost (1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
Non-MBS:
U.S. Treasury obligations	$35,667	$—	$(6)	$35,661
Total non-MBS	35,667	—	(6)	35,661
MBS:
U.S. obligation single-family MBS	2,040,642	540	(47,463)	1,993,719
GSE single-family MBS	5,543,524	9,891	(162,097)	5,391,318
GSE multi-family MBS	8,171,389	1,739	(18,458)	8,154,670
Total MBS	15,755,555	12,170	(228,018)	15,539,707
Total	$15,791,222	$12,170	$(228,024)	$15,575,368

	December 31, 2017
	Amortized Cost (1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
Non-MBS:
U.S. Treasury obligations	$34,033	$—	$(6)	$34,027
Total non-MBS	34,033	—	(6)	34,027
MBS:
U.S. obligation single-family MBS	2,483,446	1,974	(23,547)	2,461,873
GSE single-family MBS	6,703,367	37,265	(138,960)	6,601,672
GSE multi-family MBS	5,584,124	4,956	(4,323)	5,584,757
Total MBS	14,770,937	44,195	(166,830)	14,648,302
Total	$14,804,970	$44,195	$(166,836)	$14,682,329

(1)	Carrying value equals amortized cost.

Table 6.2 - Net Purchased Premiums Included in the Amortized Cost of MBS Classified as Held-to-Maturity (in thousands)

	December 31, 2018	December 31, 2017
Premiums	$42,299	$49,713
Discounts	(19,730)	(24,243)
Net purchased premiums	$22,569	$25,470

Table 6.3 summarizes the held-to-maturity securities with unrealized losses, which are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

Table 6.3 - Held-to-Maturity Securities in a Continuous Unrealized Loss Position (in thousands)

	December 31, 2018
	Less than 12 Months		12 Months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Non-MBS:
U.S. Treasury obligations	$35,661	$(6)	$—	$—	$35,661	$(6)
Total non-MBS	35,661	(6)	—	—	35,661	(6)
MBS:
U.S. obligation single-family MBS	175,663	(1,571)	1,526,835	(45,892)	1,702,498	(47,463)
GSE single-family MBS	401,509	(1,581)	3,859,608	(160,516)	4,261,117	(162,097)
GSE multi-family MBS	5,976,323	(18,185)	229,739	(273)	6,206,062	(18,458)
Total MBS	6,553,495	(21,337)	5,616,182	(206,681)	12,169,677	(228,018)
Total	$6,589,156	$(21,343)	$5,616,182	$(206,681)	$12,205,338	$(228,024)

	December 31, 2017
	Less than 12 Months		12 Months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Non-MBS:
U.S. Treasury obligations	$34,027	$(6)	$—	$—	$34,027	$(6)
Total non-MBS	34,027	(6)	—	—	34,027	(6)
MBS:
U.S. obligation single-family MBS	1,193,566	(10,455)	657,209	(13,092)	1,850,775	(23,547)
GSE single-family MBS	1,169,590	(14,171)	3,578,537	(124,789)	4,748,127	(138,960)
GSE multi-family MBS	1,133,452	(4,307)	136,051	(16)	1,269,503	(4,323)
Total MBS	3,496,608	(28,933)	4,371,797	(137,897)	7,868,405	(166,830)
Total	$3,530,635	$(28,939)	$4,371,797	$(137,897)	$7,902,432	$(166,836)

Table 6.4 - Held-to-Maturity Securities by Contractual Maturity (in thousands)

	December 31, 2018		December 31, 2017
Year of Maturity	Amortized Cost (1)	Fair Value	Amortized Cost (1)	Fair Value
Non-MBS:
Due in 1 year or less	$35,667	$35,661	$34,033	$34,027
Due after 1 year through 5 years	—	—	—	—
Due after 5 years through 10 years	—	—	—	—
Due after 10 years	—	—	—	—
Total non-MBS	35,667	35,661	34,033	34,027
MBS (2)	15,755,555	15,539,707	14,770,937	14,648,302
Total	$15,791,222	$15,575,368	$14,804,970	$14,682,329

(1)	Carrying value equals amortized cost.

(2)
MBS are not presented by contractual maturity because their expected maturities will likely differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 6.5 - Interest Rate Payment Terms of Held-to-Maturity Securities (in thousands)

	December 31, 2018	December 31, 2017
Amortized cost of non-MBS:
Fixed-rate	$35,667	$34,033
Total amortized cost of non-MBS	35,667	34,033
Amortized cost of MBS:
Fixed-rate	6,652,055	8,003,906
Variable-rate	9,103,500	6,767,031
Total amortized cost of MBS	15,755,555	14,770,937
Total	$15,791,222	$14,804,970

Realized Gains and Losses. The FHLB sold securities out of its held-to-maturity portfolio during the period noted below in Table 6.6, each of which had less than 15 percent of the acquired principal outstanding at the time of the sale. These sales were considered maturities for the purposes of security classification.

Table 6.6 - Proceeds from Sale and Gains on Held-to-Maturity Securities (in thousands)

	For the Years Ended December 31,
	2018	2017	2016
Proceeds from sale of held-to-maturity securities	$—	$—	$852,199
Gross gains from sale of held-to-maturity securities	—	—	38,763

Note 7 - Other-Than-Temporary Impairment Analysis

The FHLB evaluates any of its individual available-for-sale and held-to-maturity investment securities holdings in an unrealized loss position for other-than-temporary impairment on a quarterly basis.

U.S. Obligations and GSE Investments

For its U.S. obligations and GSE investments (MBS and non-MBS), the FHLB has determined that the strength of the issuers' guarantees through direct obligations or support from the U.S. government is sufficient to protect the FHLB from losses based on current expectations. As a result, the FHLB determined that, as of December 31, 2018, all of the gross unrealized losses on these investments were temporary as the declines in market value of these securities were not attributable to credit quality. Furthermore, the FHLB does not intend to sell the investments, and it is not more likely than not that the FHLB will be required to sell the investments before recovery of their amortized cost bases. As a result, the FHLB did not consider any of these investments to be other-than-temporarily impaired at December 31, 2018.

All Other Investment Securities

The FHLB also reviewed its other securities that have experienced unrealized losses at December 31, 2018 and determined that the unrealized losses are due primarily to interest rate volatility and/or illiquidity. These losses are considered temporary as the FHLB expects to recover its entire amortized cost basis. Additionally, because the FHLB does not intend to sell these securities, nor is it more likely than not that the FHLB will be required to sell the securities before recovery, it did not consider the investments to be other-than-temporarily impaired at December 31, 2018.

The FHLB did not consider any of its investments to be other-than-temporarily impaired at December 31, 2017.

Note 8 - Advances

The FHLB offers a wide range of fixed- and variable-rate Advance products with different maturities, interest rates, payment characteristics and optionality. Fixed-rate Advances generally have maturities ranging from one day to 30 years. Variable-rate advances generally have maturities ranging from less than 30 days to 10 years, where the interest rates reset periodically at a fixed spread to a specified index. The following table presents Advance redemptions by contractual maturity, including index-amortizing Advances, which are presented according to their predetermined amortization schedules.

Table 8.1 - Advances by Redemption Term (dollars in thousands)

	December 31, 2018		December 31, 2017
Redemption Term	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Overdrawn demand deposit accounts	$—	—%	$1,302	1.55%
Due in 1 year or less	38,592,494	2.56	40,473,141	1.55
Due after 1 year through 2 years	6,461,276	2.39	15,655,118	1.69
Due after 2 years through 3 years	3,146,830	2.30	6,537,170	1.74
Due after 3 years through 4 years	1,145,118	2.56	1,980,655	2.00
Due after 4 years through 5 years	935,439	2.76	893,283	2.07
Thereafter	4,591,015	2.98	4,437,731	2.17
Total principal amount	54,872,172	2.56	69,978,400	1.66
Commitment fees	(456)		(510)
Discount on Affordable Housing Program (AHP) Advances	(4,386)		(5,795)
Premiums	1,510		1,789
Discounts	(3,090)		(4,252)
Hedging adjustments	(43,506)		(51,421)
Fair value option valuation adjustments and accrued interest	8		13
Total	$54,822,252		$69,918,224

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

Table 8.2 - Advances by Redemption Term or Next Call Date (in thousands)

Redemption Term or Next Call Date	December 31, 2018	December 31, 2017
Overdrawn demand deposit accounts	$—	$1,302
Due in 1 year or less	43,793,555	46,390,733
Due after 1 year through 2 years	4,338,117	15,054,889
Due after 2 years through 3 years	3,490,580	3,768,534
Due after 3 years through 4 years	753,716	2,903,655
Due after 4 years through 5 years	905,189	506,557
Thereafter	1,591,015	1,352,730
Total principal amount	$54,872,172	$69,978,400

The FHLB also offers putable Advances. With a putable Advance, the FHLB effectively purchases put options from the member that allows the FHLB to terminate the Advance at predetermined dates. The FHLB normally would exercise its put option when interest rates increase relative to contractual rates.

Table 8.3 - Advances by Redemption Term or Next Put Date for Putable Advances (in thousands)

Redemption Term or Next Put Date	December 31, 2018	December 31, 2017
Overdrawn demand deposit accounts	$—	$1,302
Due in 1 year or less	38,827,494	40,588,641
Due after 1 year through 2 years	6,611,276	15,649,618
Due after 2 years through 3 years	3,221,830	6,537,170
Due after 3 years through 4 years	1,145,118	1,980,655
Due after 4 years through 5 years	835,439	893,283
Thereafter	4,231,015	4,327,731
Total principal amount	$54,872,172	$69,978,400

Table 8.4 - Advances by Interest Rate Payment Terms (in thousands)

	December 31, 2018	December 31, 2017
Fixed-rate (1)
Due in one year or less	$14,965,711	$26,505,900
Due after one year	9,022,587	10,109,877
Total fixed-rate (1)	23,988,298	36,615,777
Variable-rate (1)
Due in one year or less	23,626,783	13,968,543
Due after one year	7,257,091	19,394,080
Total variable-rate (1)	30,883,874	33,362,623
Total principal amount	$54,872,172	$69,978,400

(1)	Payment terms based on current interest rate terms, which reflect any option exercises or rate conversions that have occurred subsequent to the related Advance issuance.

Credit Risk Exposure. Advances outstanding that were greater than or equal to $1.0 billion per borrower were $41.3 billion (75.3 percent) and $54.8 billion (78.3 percent) at December 31, 2018 and 2017, respectively. These Advances were made to 10 and 12 borrowers (members and former members) at December 31, 2018 and 2017, respectively. See Note 10 for information related to the FHLB's credit risk on Advances and allowance methodology for credit losses.

Table 8.5 - Borrowers Holding Five Percent or more of Total Advances, Including Any Known Affiliates that are Members of the FHLB (dollars in millions)

December 31, 2018			December 31, 2017
	Principal	% of Total Principal Amount of Advances		Principal	% of Total Principal Amount of Advances
JPMorgan Chase Bank, N.A.	$23,400	43%	JPMorgan Chase Bank, N.A.	$23,950	34%
U.S. Bank, N.A.	4,574	8	U.S. Bank, N.A.	8,975	13
Third Federal Savings and Loan Association	3,727	7	Third Federal Savings and Loan Association	3,756	5
Total	$31,701	58%	The Huntington National Bank	3,732	5
			Total	$40,413	57%

Note 9 - Mortgage Loans Held for Portfolio

Total mortgage loans held for portfolio represent residential mortgage loans under the MPP that the FHLB's members originate, credit enhance, and then sell to the FHLB. The FHLB does not service any of these loans. The FHLB plans to retain its existing portfolio of mortgage loans.

Table 9.1 - Mortgage Loans Held for Portfolio (in thousands)

	December 31, 2018	December 31, 2017
Unpaid principal balance:
Fixed rate medium-term single-family mortgage loans (1)	$933,340	$1,128,749
Fixed rate long-term single-family mortgage loans	9,338,814	8,325,465
Total unpaid principal balance	10,272,154	9,454,214
Premiums	227,161	217,716
Discounts	(2,603)	(3,173)
Hedging basis adjustments (2)	5,045	13,373
Total mortgage loans held for portfolio	$10,501,757	$9,682,130

(1)	Medium-term is defined as a term of 15 years or less.

(2)
Represents the unamortized balance of the mortgage purchase commitments' market values at the time of settlement. The market value of the commitment is included in the basis of the mortgage loan and amortized accordingly.

Table 9.2 - Mortgage Loans Held for Portfolio by Collateral/Guarantee Type (in thousands)

	December 31, 2018	December 31, 2017
Unpaid principal balance:
Conventional mortgage loans	$9,999,307	$9,129,003
FHA mortgage loans	272,847	325,211
Total unpaid principal balance	$10,272,154	$9,454,214

For information related to the FHLB's credit risk on mortgage loans and allowance for credit losses, see Note 10.

Table 9.3 - Members, Including Any Known Affiliates that are Members of the FHLB, and Former Members Selling Five Percent or more of Total Unpaid Principal (dollars in millions)

	December 31, 2018			December 31, 2017
	Principal	% of Total		Principal	% of Total
Union Savings Bank	$3,449	34%	Union Savings Bank	$3,247	34%
Guardian Savings Bank FSB	987	10	Guardian Savings Bank FSB	933	10
			PNC Bank, N.A. (1)	516	5

(1)	Former member.

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

Members experiencing financial difficulties are subject to FHLB-performed “stress tests” of the impact of poorly performing assets on the member’s capital and loss reserve positions. Depending on the results of these tests and the level of over-collateralization, a member may be allowed to maintain pledged loan assets in its custody, may be required to deliver those loans into the custody of the FHLB or its agent, or may be required to provide details on these loans to facilitate an estimate of their fair value. The FHLB perfects its security interest in all pledged collateral. The FHLBank Act affords any security interest granted to the FHLB by a member priority over the claims or rights of any other party except for claims or rights of a third party that would be entitled to priority under otherwise applicable law and that are held by a bona fide purchaser for value or by a secured party holding a prior perfected security interest.

Using a risk-based approach, the FHLB considers the payment status, collateralization levels, and borrower's financial condition to be indicators of credit quality for its credit products. At December 31, 2018 and 2017, the FHLB had rights to collateral on a member-by-member basis with an estimated value in excess of its outstanding extensions of credit.

The FHLB evaluates and makes changes to its collateral guidelines, as necessary, based on current market conditions. At December 31, 2018 and 2017, the FHLB did not have any Advances that were past due, in non-accrual status or impaired. In addition, there were no troubled debt restructurings related to credit products of the FHLB during 2018 or 2017.

The FHLB has not experienced any credit losses on Advances since it was founded in 1932. Based upon the collateral held as security, its credit extension and collateral policies and the repayment history on credit products, the FHLB did not record any credit losses on credit products as of December 31, 2018 or 2017. Accordingly, the FHLB did not record any allowance for credit losses on Advances.

At December 31, 2018 and 2017, the FHLB did not record any liability to reflect an allowance for credit losses for off-balance sheet credit exposures. See Note 20 for additional information on the FHLB's off-balance sheet credit exposure.

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

Collectively Evaluated Mortgage Loans. The credit risk analysis of conventional loans evaluated collectively for impairment considers historical delinquency migration, applies estimated loss severities, and incorporates the associated credit enhancements in order to determine the FHLB's best estimate of probable incurred losses at the reporting date. Migration analysis is a methodology for determining, through the FHLB's experience over a historical period, the rate of default on loans. The FHLB applies migration analysis to loans based on payment status categories such as current, 30, 60, and 90 days past due. The FHLB then estimates how many loans in these categories may migrate to a loss realization event and applies a current loss severity to estimate losses. The estimated losses are then reduced by the probable cash flows resulting from available credit enhancements. To properly determine the credit enhancements available to recover estimated losses, the FHLB performs the credit risk analysis of all conventional mortgage loans at the individual Master Commitment Contract level. The Master Commitment Contract is an agreement with a member in which the member agrees to make a best efforts attempt to sell a specific dollar amount of loans to the FHLB generally over a one-year period. Any credit enhancement cash flows that are projected and assessed as not probable of receipt do not reduce estimated losses.

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

Table 10.1 - Rollforward of Allowance for Credit Losses on Conventional Mortgage Loans (in thousands)

	For the Years Ended December 31,
	2018	2017	2016
Balance, beginning of period	$1,190	$1,142	$1,686
Net charge offs	(350)	(452)	(544)
Provision for credit losses	—	500	—
Balance, end of period	$840	$1,190	$1,142

Table 10.2 - Allowance for Credit Losses and Recorded Investment on Conventional Mortgage Loans by Impairment Methodology (in thousands)

	December 31, 2018	December 31, 2017
Allowance for credit losses:
Collectively evaluated for impairment	$840	$1,190
Individually evaluated for impairment	—	—
Total allowance for credit losses	$840	$1,190
Recorded investment:
Collectively evaluated for impairment	$10,249,169	$9,373,393
Individually evaluated for impairment	10,554	10,109
Total recorded investment	$10,259,723	$9,383,502

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

Table 10.3 - Changes in the LRA (in thousands)

	For the Years Ended December 31,
	2018	2017	2016
LRA at beginning of year	$200,745	$187,684	$158,010
Additions	24,784	20,677	34,338
Claims	(492)	(506)	(885)
Scheduled distributions	(11,777)	(7,110)	(3,779)
LRA at end of period	$213,260	$200,745	$187,684

Credit Quality Indicators. Key credit quality indicators for mortgage loans include the migration of past due loans, loans in process of foreclosure, and non-accrual loans. The table below summarizes the FHLB's key credit quality indicators for mortgage loans.

Table 10.4 - Recorded Investment in Delinquent Mortgage Loans (dollars in thousands)

	December 31, 2018
	Conventional MPP Loans	FHA Loans	Total
Past due 30-59 days delinquent	$29,596	$14,845	$44,441
Past due 60-89 days delinquent	7,175	4,238	11,413
Past due 90 days or more delinquent	12,807	7,210	20,017
Total past due	49,578	26,293	75,871
Total current mortgage loans	10,210,145	250,308	10,460,453
Total mortgage loans	$10,259,723	$276,601	$10,536,324
Other delinquency statistics:
In process of foreclosure, included above (1)	$7,557	$4,635	$12,192
Serious delinquency rate (2)	0.13%	2.65%	0.19%
Past due 90 days or more still accruing interest (3)	$11,773	$7,210	$18,983
Loans on non-accrual status, included above	$2,535	$—	$2,535

	December 31, 2017
	Conventional MPP Loans	FHA Loans	Total
Past due 30-59 days delinquent	$36,662	$20,992	$57,654
Past due 60-89 days delinquent	8,040	6,974	15,014
Past due 90 days or more delinquent	16,702	10,484	27,186
Total past due	61,404	38,450	99,854
Total current mortgage loans	9,322,098	291,371	9,613,469
Total mortgage loans	$9,383,502	$329,821	$9,713,323
Other delinquency statistics:
In process of foreclosure, included above (1)	$10,039	$4,767	$14,806
Serious delinquency rate (2)	0.19%	3.19%	0.29%
Past due 90 days or more still accruing interest (3)	$15,431	$10,484	$25,915
Loans on non-accrual status, included above	$2,713	$—	$2,713

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

The FHLB did not have any real estate owned at December 31, 2018 or 2017.

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

The FHLB's recorded investment in modified loans considered troubled debt restructurings was (in thousands) $10,554 and $10,109 at December 31, 2018 and 2017, respectively. The amount of troubled debt restructurings is not considered material to the FHLB's financial condition, results of operations, or cash flows.

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

Types of Derivatives

The FHLB primarily uses the following derivative instruments:

Interest rate swaps - An interest rate swap is an agreement between two entities to exchange cash flows in the future. The agreement sets the dates on which the cash flows will be exchanged and the manner in which the cash flows will be calculated. One of the simplest forms of an interest rate swap involves the promise by one party to pay cash flows equivalent to the interest on a notional principal amount at a predetermined fixed rate for a given period of time. In return for this promise, this party receives cash flows equivalent to the interest on the same notional principal amount at a variable-rate index for the same period of time. As of December 31, 2018, the variable-rate transacted by the FHLB in its derivatives is LIBOR.

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

Types of Hedged Items

The types of assets and liabilities currently hedged with derivatives are:
Investments - The interest rate and prepayment risks associated with the FHLB's investment securities are managed through a combination of debt issuance and, possibly, derivatives. The FHLB may manage the prepayment and interest rate risk by funding investment securities with Consolidated Obligations that have call features or by hedging these risks with interest rate swaps, caps or floors, or swaptions. The FHLB purchases swaptions to minimize the prepayment risk embedded in certain investments. Although these derivatives are valid economic hedges against the prepayment risk of the investments, they are not specifically linked to individual investments and therefore do not receive fair value hedge accounting. These derivatives are marked-to-market through earnings.

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

Mortgage Loans - The FHLB invests in fixed-rate mortgage loans. The prepayment options embedded in mortgage loans can result in extensions or contractions in the expected repayment of these investments, depending on changes in actual and estimated prepayment speeds. The FHLB may manage the interest rate and prepayment risks associated with mortgage loans through a combination of debt issuance and derivatives. The FHLB issues both callable and non-callable debt and prepayment linked Consolidated Obligations to achieve cash flow patterns and liability durations similar to those expected on the mortgage loans. The FHLB may purchase swaptions to minimize the prepayment risk embedded in mortgage loans. Although these derivatives are valid economic hedges against the prepayment risk of the loans, they are not specifically linked to individual loans and therefore do not receive fair value hedge accounting. These derivatives are marked-to-market through earnings.

Consolidated Obligations - The FHLB may enter into derivatives to hedge the interest rate risk associated with its debt issuances. The FHLB manages the risk arising from changing market prices and volatility of a Consolidated Obligation by matching the cash inflow on a derivative with the cash outflow on the Consolidated Obligation.

For example, fixed-rate Consolidated Obligations are issued and the FHLB may simultaneously enter into a matching interest rate swap in which the counterparty pays fixed cash flows to the FHLB designed to mirror in timing and amount the cash outflows the FHLB pays on the Consolidated Obligation. The FHLB pays a variable cash flow that closely matches the interest payments it receives on short-term or variable-rate Advances. These transactions are treated as fair value hedges.

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

Table 11.1 summarizes the notional amount and fair value of derivative instruments and total derivative assets and liabilities. Total derivative assets and liabilities include the effect of netting adjustments and cash collateral. For purposes of this disclosure, the derivative values include the fair value of derivatives and the related accrued interest.

Table 11.1 - Fair Value of Derivative Instruments (in thousands)

	December 31, 2018
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as fair value hedging instruments:
Interest rate swaps	$6,207,278	$2,393	$16,810
Derivatives not designated as hedging instruments:
Interest rate swaps	4,322,480	3,311	1,904
Interest rate swaptions	3,000,000	15,911	—
Forward rate agreements	131,000	—	2,664
Mortgage delivery commitments	146,009	1,726	1
Total derivatives not designated as hedging instruments	7,599,489	20,948	4,569
Total derivatives before adjustments	$13,806,767	23,341	21,379
Netting adjustments and cash collateral (1)		42,424	(16,793)
Total derivative assets and total derivative liabilities		$65,765	$4,586

	December 31, 2017 (2)
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as fair value hedging instruments:
Interest rate swaps	$5,992,762	$58,027	$9,190
Derivatives not designated as hedging instruments:
Interest rate swaps	5,789,265	2,639	363
Interest rate swaptions	2,316,000	3,171	—
Forward rate agreements	212,000	27	230
Mortgage delivery commitments	218,651	453	17
Total derivatives not designated as hedging instruments	8,535,916	6,290	610
Total derivatives before adjustments	$14,528,678	64,317	9,800
Netting adjustments and cash collateral (1)		(3,622)	(6,907)
Total derivative assets and total derivative liabilities		$60,695	$2,893

(1)
Amounts represent the application of the netting requirements that allow the FHLB to settle positive and negative positions, and also cash collateral and related accrued interest held or placed by the FHLB with the same clearing agent and/or counterparty. Cash collateral posted and related accrued interest was (in thousands) $71,246 and $64,079 at December 31, 2018 and 2017. Cash collateral received and related accrued interest was (in thousands) $12,029 and $60,794 at December 31, 2018 and 2017.

(2)
To conform with current presentation, (in thousands) $74,431 in variation margin has been allocated to the individual derivative instruments as of December 31, 2017. Previously, this amount was included with Netting adjustments and cash collateral.

Table 11.2 presents the components of net losses on derivatives and hedging activities as presented in the Statements of Income.

Table 11.2 - Net Losses on Derivatives and Hedging Activities (in thousands)

	For the Years Ended December 31,
	2018	2017	2016
Derivatives and hedged items in fair value hedging relationships:
Interest rate swaps	$1,875	$(60)	$697
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	10,722	(4,067)	(69,266)
Interest rate swaptions	(5,725)	(17,016)	6,229
Forward rate agreements	4,446	(6,054)	2,794
Net interest settlements	(46,093)	(8,298)	12,009
Mortgage delivery commitments	(5,349)	10,424	106
Total net losses related to derivatives not designated as hedging instruments	(41,999)	(25,011)	(48,128)
Price alignment amount (1)	(274)	607	—
Net losses on derivatives and hedging activities	$(40,398)	$(24,464)	$(47,431)

(1)	This amount is for derivatives for which variation margin is characterized as a daily settled contract.

Table 11.3 presents by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the FHLB's net interest income.

Table 11.3 - Effect of Fair Value Hedge-Related Derivative Instruments (in thousands)

	For the Years Ended December 31,
2018	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)
Hedged Item Type:
Advances	$(6,443)	$8,517	$2,074	$24,006
Consolidated Bonds	2,758	(2,950)	(192)	(3,215)
Available-for-sale securities	(1,015)	1,008	(7)	(44)
Total	$(4,700)	$6,575	$1,875	$20,747
2017
Hedged Item Type:
Advances	$35,570	$(36,152)	$(582)	$(17,907)
Consolidated Bonds	240	282	522	(1,101)
Total	$35,810	$(35,870)	$(60)	$(19,008)
2016
Hedged Item Type:
Advances	$76,401	$(75,744)	$657	$(59,560)
Consolidated Bonds	(6,641)	6,681	40	7,624
Total	$69,760	$(69,063)	$697	$(51,936)

(1)
For fair value hedge relationships, the net effect of derivatives on net interest income is included in the interest income or interest expense line item of the respective hedged item type. These amounts include the effect of net interest settlements attributable to designated fair value hedges but do not include (in thousands) $(602), $(2,131) and $(2,908) of (amortization)/accretion related to fair value hedging activities for the years ended December 31, 2018, 2017 and 2016.

Credit Risk on Derivatives

The FHLB is subject to credit risk due to the risk of non-performance by counterparties to its derivative transactions, and manages credit risk through credit analysis, collateral requirements and adherence to the requirements set forth in its policies, U.S. Commodity Futures Trading Commission regulations, and Finance Agency regulations.

For uncleared derivatives, the degree of credit risk depends on the extent to which master netting arrangements are included in these contracts to mitigate the risk. The FHLB requires collateral agreements on its uncleared derivatives where the collateral delivery threshold is set to zero.

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

For cleared derivatives, the Clearinghouse determines initial margin requirements and generally credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including, but not limited to, credit rating downgrades. At December 31, 2018, the FHLB was not required to post additional initial margin by its clearing agents based on credit considerations.

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

Table 11.4 presents separately the fair value of derivative instruments meeting or not meeting netting requirements, including the related collateral received from or pledged to counterparties. At December 31, 2018 and 2017, the FHLB did not receive or pledge any non-cash collateral. Any over-collateralization under an individual clearing agent and/or counterparty level is not included in the determination of the net unsecured amount.

Table 11.4 - Offsetting of Derivative Assets and Derivative Liabilities (in thousands)

	December 31, 2018
	Derivative Instruments Meeting Netting Requirements
	Amount Recognized	Gross Amount of Netting Adjustments and Cash Collateral	Derivative Instruments Not Meeting Netting Requirements(1)	Total Derivative Assets and Total Derivative Liabilities
Derivative Assets:
Uncleared	$20,284	$(20,250)	$1,726	$1,760
Cleared	1,331	62,674	—	64,005
Total				$65,765
Derivative Liabilities:
Uncleared	$13,745	$(11,824)	$2,665	$4,586
Cleared	4,969	(4,969)	—	—
Total				$4,586

	December 31, 2017 (2)
	Derivative Instruments Meeting Netting Requirements
	Amount Recognized	Gross Amount of Netting Adjustments and Cash Collateral	Derivative Instruments Not Meeting Netting Requirements(1)	Total Derivative Assets and Total Derivative Liabilities
Derivative Assets:
Uncleared	$5,239	$(5,215)	$480	$504
Cleared	58,598	1,593	—	60,191
Total				$60,695
Derivative Liabilities:
Uncleared	$8,773	$(6,127)	$247	$2,893
Cleared	780	(780)	—	—
Total				$2,893

(1)	Represents mortgage delivery commitments and forward rate agreements that are not subject to an enforceable netting agreement.

(2)
To conform with current presentation, (in thousands) $74,431 in variation margin has been allocated to the individual derivative instruments with the Amount Recognized as of December 31, 2017. Previously, this amount was included with Gross Amount of Netting Adjustments and Cash Collateral.

Note 12 - Deposits

The FHLB offers demand and overnight deposits to members and to qualifying nonmembers. In addition, the FHLB offers short-term interest bearing deposit programs to members, and in certain cases, to qualifying nonmembers. A member that services mortgage loans may deposit funds collected in connection with the mortgage loans at the FHLB, pending disbursement of such funds to the owners of the mortgage loans. The FHLB classifies these funds as other interest bearing deposits. Deposits classified as demand, overnight, and other pay interest based on a daily interest rate. Term deposits pay interest based on a fixed rate determined at the issuance of the deposit.

Certain financial institutions have agreed to maintain compensating balances in consideration for correspondent and other non-credit services. These balances are included in interest bearing deposits on the accompanying financial statements. The compensating balances required to be held by the FHLB averaged (in thousands) $8,343 and $22,370 during 2018 and 2017.

Non-interest bearing deposits represent funds for which the FHLB acts as a pass-through correspondent for member institutions required to deposit reserves with the Federal Reserve Banks.

Table 12.1 - Deposits (in thousands)

	December 31, 2018	December 31, 2017
Interest bearing:
Demand and overnight	$605,979	$590,617
Term	51,600	52,600
Other	4,959	5,509
Total interest bearing	662,538	648,726
Non-interest bearing:
Other	6,478	1,805
Total non-interest bearing	6,478	1,805
Total deposits	$669,016	$650,531

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

The par values of the 11 FHLBanks' outstanding Consolidated Obligations were approximately $1,031.6 billion and $1,034.3 billion at December 31, 2018 and 2017. Finance Agency regulations require the FHLB to maintain unpledged qualifying assets equal to its participation in the Consolidated Obligations outstanding. Qualifying assets are defined as cash; secured Advances; obligations of or fully guaranteed by the United States; obligations, participations, or other instruments of or issued by Fannie Mae or Ginnie Mae; mortgages, obligations, or other securities which are or ever have been sold by Freddie Mac under the FHLBank Act; and such securities as fiduciary and trust funds may invest in under the laws of the state in which the FHLB is located. Any assets subject to a lien or pledge for the benefit of holders of any issue of Consolidated Obligations are treated as if they were free from lien or pledge for purposes of compliance with these regulations.

Table 13.1 - Consolidated Discount Notes Outstanding (dollars in thousands)

	Book Value	Principal Amount	Weighted Average Interest Rate (1)
December 31, 2018	$46,943,632	$47,071,113	2.35%
December 31, 2017	$46,210,458	$46,258,644	1.23%

(1)	Represents an implied rate without consideration of concessions.

Table 13.2 - Consolidated Bonds Outstanding by Contractual Maturity (dollars in thousands)

	December 31, 2018		December 31, 2017
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$21,085,800	2.20%	$28,940,265	1.34%
Due after 1 year through 2 years	6,998,565	2.13	5,841,800	1.74
Due after 2 years through 3 years	6,829,595	2.05	4,770,565	1.89
Due after 3 years through 4 years	2,958,620	2.39	6,017,000	1.92
Due after 4 years through 5 years	3,248,975	2.63	2,244,620	2.24
Thereafter	4,525,635	2.94	6,343,055	2.72
Total principal amount	45,647,190	2.29	54,157,305	1.69
Premiums	75,809		86,521
Discounts	(29,275)		(30,669)
Hedging adjustments	(196)		(3,146)
Fair value option valuation adjustment and accrued interest	(34,390)		(46,950)
Total	$45,659,138		$54,163,061

Consolidated Bonds outstanding were issued with either fixed-rate coupon payment terms or variable-rate coupon payment terms that are indexed to either LIBOR or the Secured Overnight Financing Rate. To meet the expected specific needs of certain investors in Consolidated Obligations, both fixed-rate Bonds and variable-rate Bonds may contain features that result in complex coupon payment terms and call options. When these Consolidated Bonds are issued, the FHLB may enter into derivatives containing features that offset the terms and embedded options, if any, of the Consolidated Bonds.

Table 13.3 - Consolidated Bonds Outstanding by Call Features (in thousands)

	December 31, 2018	December 31, 2017
Principal Amount of Consolidated Bonds:
Non-callable	$38,539,190	$47,155,305
Callable	7,108,000	7,002,000
Total principal amount	$45,647,190	$54,157,305

Table 13.4 - Consolidated Bonds Outstanding by Contractual Maturity or Next Call Date (in thousands)

Year of Contractual Maturity or Next Call Date	December 31, 2018	December 31, 2017
Due in 1 year or less	$27,173,800	$35,029,265
Due after 1 year through 2 years	5,773,565	5,369,800
Due after 2 years through 3 years	5,060,595	3,715,565
Due after 3 years through 4 years	2,470,620	4,388,000
Due after 4 years through 5 years	2,231,975	1,823,620
Thereafter	2,936,635	3,831,055
Total principal amount	$45,647,190	$54,157,305

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

Table 13.5 - Consolidated Bonds by Interest-rate Payment Type (in thousands)

	December 31, 2018	December 31, 2017
Principal Amount of Consolidated Bonds:
Fixed-rate	$29,837,190	$33,252,305
Variable-rate	15,470,000	20,895,000
Step-up	340,000	10,000
Total principal amount	$45,647,190	$54,157,305

Note 14 - Affordable Housing Program (AHP)

The FHLBank Act requires each FHLBank to establish an AHP. Each FHLBank provides subsidies in the form of direct grants and below-market interest rate AHP Advances to members who use the funds to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. Each FHLBank is required to contribute to its AHP the greater of 10 percent of its previous year's income subject to assessment, or the prorated sum required to ensure the aggregate contribution by the FHLBanks in no less than $100 million for each year. For purposes of the AHP calculation, income subject to assessment is defined as net income before assessments, plus interest expense related to mandatorily redeemable capital stock. The FHLB accrues AHP expense monthly based on its income subject to assessment. The FHLB reduces the AHP liability as members use subsidies.

If the FHLB experienced a net loss during a quarter, but still had income subject to assessment for the year, the FHLB's obligation to the AHP would be calculated based on the FHLB's year-to-date income subject to assessment. If the FHLB had income subject to assessment in subsequent quarters, it would be required to contribute additional amounts to meet its calculated annual obligation. If the FHLB experienced a net loss for a full year, the FHLB would have no obligation to the AHP for the year, because each FHLBank's required annual AHP contribution is limited to its annual income subject to assessment. If the aggregate 10 percent calculation described above was less than $100 million for the FHLBanks, each FHLBank would be required to contribute a prorated sum to ensure that the aggregate contributions by the FHLBanks equaled $100 million. The proration would be made on the basis of an FHLBank's income in relation to the income of all FHLBanks for the previous year.

There was no shortfall, as described above, in 2018, 2017, or 2016. If an FHLBank finds that its required AHP obligations are contributing to its financial instability, it may apply to the Finance Agency for a temporary suspension of its contributions. The FHLB has never made such an application.

Table 14.1 - Analysis of AHP Liability (in thousands)

	2018	2017
Balance at beginning of year	$109,877	$104,883
Assessments (current year additions)	37,884	35,120
Subsidy uses, net	(30,425)	(30,126)
Balance at end of year	$117,336	$109,877

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

The Finance Agency may require the FHLB to maintain greater permanent capital than is required based on Finance Agency rules and regulations.

At December 31, 2018 and 2017, the FHLB was in compliance with each of these capital requirements.

Table 15.1 - Capital Requirements (dollars in thousands)

	December 31, 2018		December 31, 2017
	Minimum Requirement	Actual	Minimum Requirement	Actual
Risk-based capital	$837,666	$5,366,443	$886,033	$5,211,204
Capital-to-assets ratio (regulatory)	4.00%	5.41%	4.00%	4.88%
Regulatory capital	$3,968,103	$5,366,443	$4,275,809	$5,211,204
Leverage capital-to-assets ratio (regulatory)	5.00%	8.11%	5.00%	7.31%
Leverage capital	$4,960,129	$8,049,665	$5,344,761	$7,816,806

The FHLB currently offers only Class B stock, which is issued and redeemed at a par value of $100 per share. Class B stock may be issued to meet membership and activity stock purchase requirements, to pay dividends, and to pay interest on mandatorily redeemable capital stock. Membership stock is required to become a member of and maintain membership in the FHLB. The membership stock requirement is based upon a percentage of the member's total assets. At December 31, 2018, the membership stock requirement was determined within a declining range from 0.12 percent to 0.03 percent of each member's total assets, with a minimum of $1 thousand and a maximum of $25 million for each member. In addition to membership stock, a member may be required to hold activity stock to capitalize its Mission Asset Activity with the FHLB.

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

Restricted Retained Earnings. The Capital Agreement is intended to enhance the capital position of each FHLBank. The Capital Agreement provides that each FHLBank contributes 20 percent of its net income each quarter to a separate restricted retained earnings account until the balance of that account equals at least one percent of that FHLBank's average balance of outstanding Consolidated Obligations for the previous quarter. These restricted retained earnings are not available to pay dividends but are available to absorb unexpected losses, if any, that an FHLBank may experience. At December 31, 2018 and 2017 the FHLB had (in thousands) $390,829 and $322,999 in restricted retained earnings.

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

Stock subject to a redemption or withdrawal notice that is within the “grace period” continues to be considered equity because there is no penalty or fee to retract these notices. Expiration of the “grace period” triggers the reclassification from equity to a liability (mandatorily redeemable capital stock) at fair value because after the “grace period” the penalty to retract these notices is considered substantive. If a member cancels its written notice of redemption or notice of withdrawal, the FHLB will reclassify mandatorily redeemable capital stock from a liability to equity. Dividends related to capital stock classified as a liability are accrued at the expected dividend rate and reported as interest expense in the Statements of Income. For the years ended December 31, 2018, 2017, and 2016 dividends on mandatorily redeemable capital stock (in thousands) of $1,806, $2,514 and $3,517 were recorded as interest expense.

Table 15.2 - Mandatorily Redeemable Capital Stock Rollforward (in thousands)

	2018	2017	2016
Balance, beginning of year	$30,031	$34,782	$37,895
Capital stock subject to mandatory redemption reclassified from equity	68,185	270,458	363,839
Capital stock previously subject to mandatory redemption reclassified to capital	(5,599)	—	—
Repurchase/redemption of mandatorily redeemable capital stock	(69,433)	(275,209)	(366,952)
Balance, end of year	$23,184	$30,031	$34,782

The number of stockholders holding the mandatorily redeemable capital stock was 25, 26 and 28 at December 31, 2018, 2017, and 2016.

As of December 31, 2018 there were no members or former members that had requested redemptions of capital stock whose stock had not been reclassified as mandatorily redeemable capital stock because the “grace periods” had not yet expired on these requests.

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

Table 15.3 - Mandatorily Redeemable Capital Stock by Contractual Year of Redemption (in thousands)

Contractual Year of Redemption	December 31, 2018	December 31, 2017
Year 1	$1,633	$20
Year 2	371	1,811
Year 3	357	439
Year 4	1,209	2,912
Year 5	3,553	5,257
Thereafter (1)	624	610
Past contractual redemption date due to remaining activity (2)	15,437	18,982
Total	$23,184	$30,031

(1)
Represents mandatorily redeemable capital stock resulting from a Finance Agency rule effective February 19, 2016, that made captive insurance companies ineligible for FHLB membership. Captive insurance companies that were admitted as FHLB members prior to September 12, 2014, will have their membership terminated no later than February 19, 2021. Captive insurance companies that were admitted as FHLB members on or after September 12, 2014, had their membership terminated no later than February 19, 2017. The related mandatorily redeemable capital stock is not required to be redeemed until five years after the member's termination.

(2)
Represents mandatorily redeemable capital stock that is past the end of the contractual redemption period because there is activity outstanding to which the mandatorily redeemable capital stock relates.

Excess Capital Stock. Finance Agency regulations limit the ability of an FHLBank to create member excess stock under certain circumstances. The FHLB may not pay dividends in the form of capital stock or issue new excess stock to members if its excess stock exceeds one percent of its total assets or if the issuance of excess stock would cause the FHLB's excess stock to exceed one percent of its total assets. At December 31, 2018, the FHLB had excess capital stock outstanding totaling more than one percent of its total assets. At December 31, 2018, the FHLB was in compliance with the Finance Agency's excess stock rules.

Note 16 - Accumulated Other Comprehensive Income (Loss)

The following tables summarize the changes in accumulated other comprehensive income (loss) for the years ended December 31, 2018, 2017 and 2016.

Table 16.1 - Accumulated Other Comprehensive Income (Loss) (in thousands)

	Net unrealized gains (losses) on available-for-sale securities	Pension and postretirement benefits	Total accumulated other comprehensive (loss) income
BALANCE, DECEMBER 31, 2015	$81	$(13,358)	$(13,277)
Other comprehensive income before reclassification:
Net unrealized losses	(58)	—	(58)
Net actuarial losses	—	(2,283)	(2,283)
Reclassifications from other comprehensive income to net income:
Amortization - pension and postretirement benefits	—	2,362	2,362
Net current period other comprehensive (loss) income	(58)	79	21
BALANCE, DECEMBER 31, 2016	23	(13,279)	(13,256)
Other comprehensive income before reclassification:
Net unrealized losses	(147)	—	(147)
Net actuarial losses	—	(4,964)	(4,964)
Reclassifications from other comprehensive income to net income:
Amortization - pension and postretirement benefits	—	1,707	1,707
Net current period other comprehensive loss	(147)	(3,257)	(3,404)
BALANCE, DECEMBER 31, 2017	(124)	(16,536)	(16,660)
Other comprehensive income before reclassification:
Net unrealized gains	14	—	14
Net actuarial gains	—	1,403	1,403
Reclassifications from other comprehensive income to net income:
Amortization - pension and postretirement benefits	—	2,200	2,200
Net current period other comprehensive income	14	3,603	3,617
BALANCE, DECEMBER 31, 2018	$(110)	$(12,933)	$(13,043)

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

The most recent Form 5500 available for the Pentegra Defined Benefit Plan is for the year ended June 30, 2017. The FHLB did not contribute more than five percent of the total contributions to the Pentegra Defined Benefit Plan for the plan years ended June 30, 2017 and 2015. The FHLB contributed more than five percent of the total contributions to the Pentegra Defined Benefit Plan for the plan year ended June 30, 2016.

Table 17.1 - Pentegra Defined Benefit Plan Net Pension Cost and Funded Status (dollars in thousands)

	2018		2017		2016
Net pension cost charged to compensation and benefit expense for the year ended December 31	$8,988		$8,340		$6,659
Pentegra Defined Benefit Plan funded status as of July 1	109.86%	(a)	111.75%	(b)	104.72%
FHLB's funded status as of July 1	124.65%		124.35%		118.53%

(a)
The Pentegra Defined Benefit Plan's funded status as of July 1, 2018 is preliminary and may increase because the plan's participants were permitted to make contributions for the plan year ended June 30, 2018 through March 15, 2019. Contributions made on or before March 15, 2019, and designated for the plan year ended June 30, 2018, will be included in the final valuation as of July 1, 2018. The final funded status as of July 1, 2018 will not be available until the Form 5500 for the plan year July 1, 2018 through June 30, 2019 is filed (this Form 5500 is due to be filed no later than April 2020).

(b)
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

Qualified Defined Contribution Plan. The FHLB also participates in the Pentegra Defined Contribution Plan for Financial Institutions, a tax-qualified, defined contribution pension plan. The FHLB contributes a percentage of the participants' compensation by making a matching contribution equal to a percentage of voluntary employee contributions, subject to certain limitations. The FHLB contributed $1,249,000, $1,191,000, and $1,026,000 in the years ended December 31, 2018, 2017, and 2016, respectively. The FHLB's contributions are recorded as compensation and benefits expense in the Statements of Income.

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

Table 17.2 - Benefit Obligation, Fair Value of Plan Assets and Funded Status (in thousands)

	Defined Benefit Retirement Plan		Postretirement Benefits Plan
Change in benefit obligation:	2018	2017	2018	2017
Benefit obligation at beginning of year	$39,545	$34,303	$4,795	$4,867
Service cost	1,129	882	19	28
Interest cost	1,353	1,367	166	197
Actuarial (gain) loss	(1,127)	5,060	(276)	(96)
Benefits paid	(2,213)	(2,067)	(223)	(201)
Benefit obligation at end of year	38,687	39,545	4,481	4,795
Change in plan assets:
Fair value of plan assets at beginning of year	—	—	—	—
Employer contribution	2,213	2,067	223	201
Benefits paid	(2,213)	(2,067)	(223)	(201)
Fair value of plan assets at end of year	—	—	—	—
Funded status at end of year	$(38,687)	$(39,545)	$(4,481)	$(4,795)

Amounts recognized in “Other liabilities” on the Statements of Condition for the FHLB's nonqualified supplemental Defined Benefit Retirement Plan and Postretirement Benefits Plan as of December 31, 2018 and 2017 were (in thousands) $43,168 and $44,340.

Table 17.3 - Amounts Recognized in Accumulated Other Comprehensive Income (in thousands)

	Defined Benefit Retirement Plan		Postretirement Benefits Plan
	2018	2017	2018	2017
Net actuarial loss	$12,779	$16,106	$154	$430

Table 17.4 - Net Periodic Benefit Cost and Other Amounts Recognized in Accumulated Other Comprehensive Income (in thousands)

	For the Years Ended December 31,
	Defined Benefit Retirement Plan			Postretirement Benefits Plan
	2018	2017	2016	2018	2017	2016
Net Periodic Benefit Cost
Service cost	$1,129	$882	$730	$19	$28	$50
Interest cost	1,353	1,367	1,317	166	197	219
Amortization of net loss	2,200	1,702	2,316	—	5	46
Net periodic benefit cost	$4,682	$3,951	$4,363	$185	$230	$315
Other Changes in Benefit Obligations Recognized in Other Comprehensive Income
Net (gain) loss	$(1,127)	$5,060	$2,617	$(276)	$(96)	$(334)
Amortization of net loss	(2,200)	(1,702)	(2,316)	—	(5)	(46)
Total recognized in other comprehensive income	(3,327)	3,358	301	(276)	(101)	(380)
Total recognized in net periodic benefit cost and other comprehensive income	$1,355	$7,309	$4,664	$(91)	$129	$(65)

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

Table 17.5 - Amortization for Next Fiscal Year (in thousands)

	Defined Benefit Retirement Plan	Postretirement Benefits Plan
Net actuarial loss	$1,605	$—

Table 17.6 presents the key assumptions used for the actuarial calculations to determine benefit obligations for the nonqualified supplemental Defined Benefit Retirement Plan and Postretirement Benefits Plan.

Table 17.6 - Benefit Obligation Key Assumptions

	Defined Benefit Retirement Plan		Postretirement Benefits Plan
	2018	2017	2018	2017
Discount rate	4.10%	3.45%	4.15%	3.53%
Salary increases	5.00%	5.00%	N/A	N/A

Table 17.7 presents the key assumptions used for the actuarial calculations to determine net periodic benefit cost for the FHLB's Defined Benefit Retirement Plan and Postretirement Benefit Plan.

Table 17.7 - Net Periodic Benefit Cost Key Assumptions

	Defined Benefit Retirement Plan			Postretirement Benefits Plan
	2018	2017	2016	2018	2017	2016
Discount rate	3.45%	3.91%	4.02%	3.53%	4.10%	4.33%
Salary increases	5.00%	4.50%	4.50%	N/A	N/A	N/A

Table 17.8 - Postretirement Benefits Plan Assumed Health Care Cost Trend Rates

	2018	2017
Assumed for next year	6.50%	7.00%
Ultimate rate	5.00%	5.00%
Year that ultimate rate is reached	2021	2021

The effect of a percentage point increase in the assumed health care trend rates would be an increase in net periodic postretirement benefit expense of $35,000 and in accumulated postretirement benefit obligation (APBO) of $725,000. The effect of a percentage point decrease in the assumed health care trend rates would be a decrease in net periodic postretirement benefit expense of $28,000 and in APBO of $589,000.

The discount rates for the disclosures as of December 31, 2018 were determined by using a discounted cash flow approach, which incorporates the timing of each expected future benefit payment. Estimated future benefit payments are based on each plan's census data, benefit formulas and provisions, and valuation assumptions reflecting the probability of decrement and survival. The present value of the future benefit payments is determined by using weighted average duration based interest rate yields from a variety of highly rated relevant corporate bond indices as of December 31, 2018, and solving for the single discount rate that produces the same present value.

Table 17.9 presents the estimated future benefits payments reflecting expected future services for the years ended after December 31, 2018.

Table 17.9 - Estimated Future Benefit Payments (in thousands)

Years	Defined Benefit Retirement Plan	Postretirement Benefit Plan
2019	$2,573	$222
2020	2,197	230
2021	2,313	246
2022	2,428	248
2023	1,894	249
2024 - 2028	10,756	1,305

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

The following tables set forth the FHLB's financial performance by operating segment for the years ended December 31.

Table 18.1 - Financial Performance by Operating Segment (in thousands)

	For the Years Ended December 31,
	Traditional Member Finance	MPP	Total
2018
Net interest income after provision for credit losses	$389,615	$108,957	$498,572
Non-interest income (loss)	(32,415)	(4,403)	(36,818)
Non-interest expense	73,441	11,278	84,719
Income before assessments	283,759	93,276	377,035
Affordable Housing Program assessments	28,556	9,328	37,884
Net income	$255,203	$83,948	$339,151
2017
Net interest income	$334,383	$94,760	$429,143
Provision for credit losses	—	500	500
Net interest income after provision for credit losses	334,383	94,260	428,643
Non-interest income (loss)	2,979	(4,216)	(1,237)
Non-interest expense	67,571	11,147	78,718
Income before assessments	269,791	78,897	348,688
Affordable Housing Program assessments	27,230	7,890	35,120
Net income	$242,561	$71,007	$313,568
2016
Net interest income after provision for credit losses	$287,721	$75,483	$363,204
Non-interest income (loss)	40,423	5,808	46,231
Non-interest expense	99,758	11,305	111,063
Income before assessments	228,386	69,986	298,372
Affordable Housing Program assessments	23,190	6,999	30,189
Net income	$205,196	$62,987	$268,183

Table 18.2 - Asset Balances by Operating Segment (in thousands)

	Assets
	Traditional Member Finance	MPP	Total
December 31, 2018	$86,042,150	$13,160,423	$99,202,573
December 31, 2017	95,525,754	11,369,460	106,895,214

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

The FHLB reviews the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain financial assets or liabilities. Such reclassifications would be reported as transfers in/out at fair value as of the beginning of the quarter in which the changes occur. The FHLB did not have any transfers of assets or liabilities between fair value levels during the years ended December 31, 2018 or 2017.

Table 19.1 presents the carrying value, fair value, and fair value hierarchy of financial assets and liabilities of the FHLB. The FHLB records trading securities, available-for-sale securities, derivative assets, derivative liabilities, certain Advances and certain Consolidated Obligation Bonds at fair value on a recurring basis, and on occasion, certain mortgage loans held for portfolio on a nonrecurring basis. The FHLB records all other financial assets and liabilities at amortized cost. Refer to Table 19.2 for further details about the financial assets and liabilities held at fair value on either a recurring or nonrecurring basis.

Table 19.1 - Fair Value Summary (in thousands)

	December 31, 2018
		Fair Value
Financial Instruments	Carrying Value	Total	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral (1)
Assets:
Cash and due from banks	$10,037	$10,037	$10,037	$—	$—	$—
Interest-bearing deposits	122	122	—	122	—	—
Securities purchased under agreements to resell	4,402,208	4,402,237	—	4,402,237	—	—
Federal funds sold	10,793,000	10,793,000	—	10,793,000	—	—
Trading securities	223,980	223,980	—	223,980	—	—
Available-for-sale securities	2,402,897	2,402,897	—	2,402,897	—	—
Held-to-maturity securities	15,791,222	15,575,368	—	15,575,368	—	—
Advances (2)	54,822,252	54,736,645	—	54,736,645	—	—
Mortgage loans held for portfolio, net	10,500,917	10,329,982	—	10,317,010	12,972	—
Accrued interest receivable	169,982	169,982	—	169,982	—	—
Derivative assets	65,765	65,765	—	23,341	—	42,424
Liabilities:
Deposits	669,016	668,947	—	668,947	—	—
Consolidated Obligations:
Discount Notes	46,943,632	46,944,523	—	46,944,523	—	—
Bonds (3)	45,659,138	45,385,615	—	45,385,615	—	—
Mandatorily redeemable capital stock	23,184	23,184	23,184	—	—	—
Accrued interest payable	147,337	147,337	—	147,337	—	—
Derivative liabilities	4,586	4,586	—	21,379	—	(16,793)
Other:
Standby bond purchase agreements	—	443	—	443	—	—

(1)
Amounts represent the application of the netting requirements that allow the FHLB to settle positive and negative positions and also cash collateral and related accrued interest held or placed by the FHLB with the same counterparty.

(2)	Includes (in thousands) $10,008 of Advances recorded under the fair value option at December 31, 2018.

(3)	Includes (in thousands) $3,906,610 of Consolidated Obligation Bonds recorded under the fair value option at December 31, 2018.

	December 31, 2017
		Fair Value
Financial Instruments	Carrying Value	Total	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral (1)(2)
Assets:
Cash and due from banks	$26,550	$26,550	$26,550	$—	$—	$—
Interest-bearing deposits	140	140	—	140	—	—
Securities purchased under agreements to resell	7,701,929	7,701,934	—	7,701,934	—	—
Federal funds sold	3,650,000	3,650,000	—	3,650,000	—	—
Trading securities	781	781	—	781	—	—
Available-for-sale securities	899,876	899,876	—	899,876	—	—
Held-to-maturity securities	14,804,970	14,682,329	—	14,682,329	—	—
Advances (3)	69,918,224	69,894,641	—	69,894,641	—	—
Mortgage loans held for portfolio, net	9,680,940	9,731,947	—	9,714,802	17,145	—
Accrued interest receivable	128,561	128,561	—	128,561	—	—
Derivative assets	60,695	60,695	—	64,317	—	(3,622)
Liabilities:
Deposits	650,531	650,422	—	650,422	—	—
Consolidated Obligations:
Discount Notes	46,210,458	46,209,716	—	46,209,716	—	—
Bonds (4)	54,163,061	54,095,627	—	54,095,627	—	—
Mandatorily redeemable capital stock	30,031	30,031	30,031	—	—	—
Accrued interest payable	128,652	128,652	—	128,652	—	—
Derivative liabilities	2,893	2,893	—	9,800	—	(6,907)
Other:
Commitments to extend credit for Advances	—	4	—	4	—	—
Standby bond purchase agreements	—	354	—	354	—	—

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

Summary of Valuation Methodologies and Primary Inputs.

The valuation methodologies and primary inputs used to develop the measurement of fair value for assets and liabilities that are measured at fair value on a recurring or nonrecurring basis in the Statement of Condition are listed below. The fair values and level within the fair value hierarchy of these assets and liabilities are reported in Table 19.2.

Investment securities – MBS: To value MBS holdings, the FHLB incorporates prices from multiple designated third-party pricing vendors, when available. The pricing vendors use various proprietary models to price MBS. The inputs to those models are derived from various sources including, but not limited to: benchmark yields, reported trades, dealer estimates, issuer spreads, benchmark securities, bids, offers and other market-related data. As many MBS do not trade on a daily basis, the pricing vendors use available information such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to determine the prices for individual securities. Each pricing vendor has an established challenge process in place for all MBS valuations, which facilitates resolution of potentially erroneous prices identified by the FHLB. The FHLB has conducted reviews of multiple pricing vendors to confirm and further augment its understanding of the vendors' pricing processes, methodologies and control procedures for specific instruments.

The FHLB's valuation technique for estimating the fair values of MBS first requires the establishment of a “median” price for each security. All prices that are outside the threshold (“outliers”) are subject to further analysis (including, but not limited to, comparison to prices provided by an additional third-party valuation service, prices for similar securities, non-binding dealer estimates, and/or use of an internal model that is deemed most appropriate) to determine if an outlier is a better estimate of fair value. If an outlier (or some other price identified in the analysis) is determined to be a better estimate of fair value, then the outlier (or the other price as appropriate) is used as the final price rather than the default price. Alternatively, if the analysis confirms that an outlier is in fact not representative of fair value and the default price is the best estimate, then the default price is used as the final price. In all cases, the final price is used to determine the fair value of the security.

If all prices received for a security are outside the tolerance threshold level of the median price, then there is no default price, and the final price is determined by an evaluation of all outlier prices as described above.

Multiple prices were received for substantially all of the FHLB's MBS holdings and the final prices for those securities were computed by averaging the prices received. Based on the FHLB's review of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices, the FHLB believes its final prices result in reasonable estimates of fair value and further that the fair value measurements are classified appropriately in the fair value hierarchy.

Investment securities – Non-MBS: To determine the estimated fair values of non-MBS investment securities, the FHLB can use either (a) an income approach based on a market-observable interest rate curve that may be adjusted for a spread, or (b) prices received from third-party pricing vendors. For its U.S. Treasury obligations, the FHLB determines the fair value using the income approach. The income approach uses indicative fair values derived from a discounted cash flow methodology. The FHLB uses the Treasury curve as the market-observable interest rate curve. For GSE obligations and certificates of deposit, the fair value is determined using prices received from third-party pricing vendors. For GSE obligations, the FHLB uses prices from multiple third-party pricing vendors. The pricing vendors' methodology and the FHLB's validation process is consistent with the MBS process described above. For certificates of deposit, the fair value is determined based on each security’s indicative fair value obtained from a third-party vendor. The FHLB performs several validation steps in order to verify the accuracy and reasonableness of the fair values obtained for certificates of deposit. These steps may include, but are not limited to, a detailed review of instruments with significant periodic price changes and a derived fair value from an option-adjusted discounted cash flow methodology using market-observed inputs for the interest rate environment and similar instruments.

Advances recorded under the fair value option: The FHLB determines the fair values of Advances recorded under the fair value option by calculating the present value of expected future cash flows from these Advances. The discount rates used in these calculations are the replacement rates for Advances with similar terms, as approximated either by adding an estimated current spread to the LIBOR Swap Curve or by using current indicative market yields, as indicated by the FHLB's pricing methodologies for Advances with similar current terms. Advance pricing is determined based on the FHLB's rates on Consolidated Obligations. To determine the estimated fair value for Advances with optionality, market-based expectations of future interest rate volatility implied from current prices for similar options are also used. In accordance with Finance Agency regulations, Advances with a maturity and repricing period greater than six months require a prepayment fee sufficient to make the FHLB financially indifferent to the borrower's decision to prepay the Advances. Therefore, the fair value of Advances does not assume prepayment risk.

Impaired mortgage loans held for portfolio: The estimated fair values of impaired mortgage loans held for portfolio on a non-recurring basis are based on property values obtained from a third-party pricing vendor.

Derivative assets/liabilities: The FHLB's derivative assets/liabilities generally consist of interest rate swaps, interest rate swaptions, TBA MBS (forward rate agreements), and mortgage delivery commitments. The FHLB's interest rate related derivatives (swaps and swaptions) are traded in the over-the-counter market. Therefore, the FHLB determines the fair value of each individual instrument using market value models that use readily observable market inputs as their basis (inputs that are actively quoted and can be validated to external sources). The FHLB uses a mid-market pricing convention as a practical expedient for fair value measurements within a bid-ask spread. These models reflect the contractual terms, including the period to maturity, as well as the significant inputs noted below. The fair value determination uses the standard valuation technique of discounted cash flow analysis.

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

The fair value of TBA MBS is based on independent indicative and/or quoted prices generated by market transactions involving comparable instruments. The FHLB determines the fair value of mortgage delivery commitments using market prices from the TBA/mortgage-backed security market or TBA/Ginnie Mae market and adjustments noted below.

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

TBA MBS:

▪	Market-based prices by coupon class and expected term until settlement.

Mortgage delivery commitments:

▪
TBA securities prices. Market-based prices by coupon class and expected term until settlement, adjusted to reflect the contractual terms of the mortgage delivery commitments. The adjustments to the market prices are market observable, or can be corroborated with observable market data.

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

Consolidated Obligations recorded under the fair value option: The FHLB determines the fair values of non-option-based Consolidated Obligation Bonds recorded under the fair value option by calculating the present value of scheduled future cash flows from the bonds. Inputs used to determine the fair value of these Consolidated Obligation Bonds are the discount rates, which are estimated current market yields, as indicated by the Office of Finance, for bonds with similar current terms.

The FHLB determines the fair values of option-based Consolidated Obligation Bonds recorded under the fair value option based on pricing received from designated third-party pricing vendors. The pricing vendors used apply various proprietary models to price these Consolidated Obligation Bonds. The inputs to those models are derived from various sources including, but not limited to, benchmark yields, reported trades, dealer estimates, issuer spreads, benchmark securities, bids, offers, and other market-related data. Since many Consolidated Obligation Bonds do not trade on a daily basis, the pricing vendors use available information, as applicable, such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to determine the prices for individual Consolidated Obligation Bonds. Each pricing vendor has an established challenge process in place for all valuations, which facilitates resolution of potentially erroneous prices identified by the FHLB.

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

Adjustments may be necessary to reflect the 11 FHLBanks' credit quality when valuing Consolidated Obligation Bonds recorded under the fair value option. Due to the joint and several liability for Consolidated Obligations, the FHLB monitors its own creditworthiness and the creditworthiness of the other FHLBanks to determine whether any credit adjustments are necessary in its fair value measurement of Consolidated Obligation Bonds. No adjustments were considered necessary at December 31, 2018 or 2017.

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

Fair Value Measurements.

Table 19.2 presents the fair value of financial assets and liabilities that are recorded on a recurring or nonrecurring basis at December 31, 2018 and 2017, by level within the fair value hierarchy. The FHLB records nonrecurring fair value adjustments to reflect partial write-downs on certain mortgage loans.

Table 19.2 - Fair Value Measurements (in thousands)

	Fair Value Measurements at December 31, 2018
	Total	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral (1)
Recurring fair value measurements - Assets
Trading securities:
GSE obligations	$223,368	$—	$223,368	$—	$—
U.S. obligation single-family MBS	612	—	612	—	—
Total trading securities	223,980	—	223,980	—	—
Available-for-sale securities:
Certificates of deposit	2,350,002	—	2,350,002	—	—
GSE obligations	52,895	—	52,895	—	—
Total available-for-sale securities	2,402,897	—	2,402,897	—	—
Advances	10,008	—	10,008	—	—
Derivative assets:
Interest rate related	64,039	—	21,615	—	42,424
Mortgage delivery commitments	1,726	—	1,726	—	—
Total derivative assets	65,765	—	23,341	—	42,424
Total assets at fair value	$2,702,650	$—	$2,660,226	$—	$42,424

Recurring fair value measurements - Liabilities
Consolidated Obligation Bonds	$3,906,610	$—	$3,906,610	$—	$—
Derivative liabilities:
Interest rate related	1,921	—	18,714	—	(16,793)
Forward rate agreements	2,664	—	2,664	—	—
Mortgage delivery commitments	1	—	1	—	—
Total derivative liabilities	4,586	—	21,379	—	(16,793)
Total liabilities at fair value	$3,911,196	$—	$3,927,989	$—	$(16,793)

Nonrecurring fair value measurements - Assets (2)
Mortgage loans held for portfolio	$311	$—	$—	$311

(1)
Amounts represent the application of the netting requirements that allow the FHLB to settle positive and negative positions and also cash collateral and related accrued interest held or placed by the FHLB with the same counterparty.

(2)	The fair value information presented is as of the date the fair value adjustment was recorded during the year ended December 31, 2018.

	Fair Value Measurements at December 31, 2017
	Total	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral (1)(2)
Recurring fair value measurements - Assets
Trading securities:
U.S. obligation single-family MBS	$781	$—	$781	$—	$—
Available-for-sale securities:
Certificates of deposit	899,876	—	899,876	—	—
Advances	15,013	—	15,013	—	—
Derivative assets:
Interest rate related	60,215	—	63,837	—	(3,622)
Forward rate agreements	27	—	27	—	—
Mortgage delivery commitments	453	—	453	—	—
Total derivative assets	60,695	—	64,317	—	(3,622)
Total assets at fair value	$976,365	$—	$979,987	$—	$(3,622)

Recurring fair value measurements - Liabilities
Consolidated Obligation Bonds	$5,577,315	$—	$5,577,315	$—	$—
Derivative liabilities:
Interest rate related	2,646	—	9,553	—	(6,907)
Forward rate agreements	230	—	230	—	—
Mortgage delivery commitments	17	—	17	—	—
Total derivative liabilities	2,893	—	9,800	—	(6,907)
Total liabilities at fair value	$5,580,208	$—	$5,587,115	$—	$(6,907)

Nonrecurring fair value measurements - Assets (3)
Mortgage loans held for portfolio	$598	$—	$—	$598

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

Table 19.3 presents net (losses) gains recognized in earnings related to financial assets and liabilities in which the fair value option was elected during the years ended December 31, 2018, 2017 and 2016.

Table 19.3 – Fair Value Option - Financial Assets and Liabilities (in thousands)

	For the Years Ended December 31,
Net (Losses) Gains from Changes in Fair Value Recognized in Earnings	2018	2017	2016
Advances	$(4)	$(81)	$37
Consolidated Bonds	(14,180)	10,490	40,466
Total net (losses) gains	$(14,184)	$10,409	$40,503

For instruments recorded under the fair value option, the related contractual interest income and contractual interest expense are recorded as part of net interest income on the Statements of Income. The remaining changes in fair value for instruments in which the fair value option has been elected are recorded as “Net (losses) gains on financial instruments held under fair value option” in the Statements of Income, except for changes in fair value related to instrument specific credit risk, which are recorded in accumulated other comprehensive income in the Statement of Condition. The FHLB has determined that none of the remaining changes in fair value were related to instrument-specific credit risk for the years ended December 31, 2018 or 2017. In determining that there has been no change in instrument-specific credit risk period to period, the FHLB primarily considered the following factors:

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

Table 19.4 – Aggregate Unpaid Balance and Aggregate Fair Value (in thousands)

	December 31, 2018			December 31, 2017
	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Aggregate Fair Value Over/(Under) Aggregate Unpaid Principal Balance	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Aggregate Fair Value Over/(Under) Aggregate Unpaid Principal Balance
Advances (1)	$10,000	$10,008	$8	$15,000	$15,013	$13
Consolidated Bonds	3,941,000	3,906,610	(34,390)	5,624,265	5,577,315	(46,950)

(1)	At December 31, 2018 and 2017, none of the Advances were 90 days or more past due or had been placed on non-accrual status.

Note 20- Commitments and Contingencies

As previously described, Consolidated Obligations are backed only by the financial resources of the FHLBanks. The joint and several liability Finance Agency regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal and interest on Consolidated Obligations for which another FHLBank is the primary obligor. No FHLBank has ever been asked or required to repay the principal or interest on any Consolidated Obligation on behalf of another FHLBank, and as of December 31, 2018, and through the filing date of this report, the FHLB does not believe that it is probable that it will be asked to do so.

The FHLB determined that it was not necessary to recognize a liability for the fair values of its joint and several obligation related to other FHLBanks' Consolidated Obligations at December 31, 2018 or 2017. The joint and several obligations are mandated by Finance Agency regulations and are not the result of arms-length transactions among the FHLBanks. The FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several obligation.

Table 20.1 - Off-Balance Sheet Commitments (in thousands)

	December 31, 2018			December 31, 2017
Notional Amount	Expire within one year	Expire after one year	Total	Expire within one year	Expire after one year	Total
Standby Letters of Credit	$14,578,925	$268,395	$14,847,320	$14,388,745	$302,237	$14,690,982
Commitments for standby bond purchases	23,215	54,820	78,035	27,230	44,645	71,875
Commitments to fund additional Advances	—	—	—	5,000	—	5,000
Commitments to purchase mortgage loans	146,009	—	146,009	218,651	—	218,651
Unsettled Consolidated Bonds, principal amount (1)	92,000	—	92,000	—	—	—
Unsettled Consolidated Discount Notes, principal amount (1)	525,000	—	525,000	309,662	—	309,662

(1)	Expiration is based on settlement period rather than underlying contractual maturity of Consolidated Obligations.

Standby Letters of Credit. The FHLB issues Standby Letters of Credit on behalf of its members to support certain obligations of the members (or member's customer) to third-party beneficiaries. These Standby Letters of Credit are subject to the same collateralization and borrowing limits that are applicable to Advances. Standby Letters of Credit may be offered to assist members in facilitating residential housing finance, community lending, and asset-liability management, and to provide liquidity. In particular, members often use Standby Letters of Credit as collateral for deposits from federal and state government agencies. Standby Letters of Credit are executed for members for a fee. If the FHLB is required to make payment for a beneficiary's draw, the member either reimburses the FHLB for the amount drawn or, subject to the FHLB's discretion, the amount drawn may be converted into a collateralized Advance to the member. However, Standby Letters of Credit usually expire without being drawn upon. Standby Letters of Credit have original expiration periods of up to 18 years, currently expiring no later than 2024. Unearned fees and the value of guarantees related to Standby Letters of Credit are recorded in other liabilities and amounted to (in thousands) $3,331 and $3,889 at December 31, 2018 and 2017.

The FHLB monitors the creditworthiness of its members that have Standby Letters of Credit. In addition, Standby Letters of Credit are subject to the same collateralization and borrowing limits that apply to Advances and are fully collateralized at the time of issuance. As a result, the FHLB has deemed it unnecessary to record any additional liability on these commitments.

Standby Bond Purchase Agreements. The FHLB has executed standby bond purchase agreements with one state housing authority whereby the FHLB, for a fee, agrees as a liquidity provider if required, to purchase and hold the authority's bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bonds according to a schedule established by the standby agreement. Each standby agreement dictates the specific terms that would require the FHLB to purchase the bonds. The bond purchase commitments entered into by the FHLB have original expiration periods up to 3 years, currently no later than 2021, although some are renewable at the option of the FHLB. During 2018 and 2017, the FHLB was not required to purchase any bonds under these agreements.

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

Lease Commitments. The FHLB charged to operating expenses net rental and related costs of approximately $1,998,000, $1,990,000, and $1,899,000 for the years ending December 31, 2018, 2017, and 2016. Total future minimum operating lease payments were $8,590,000 at December 31, 2018. Lease agreements for FHLB premises generally provide for increases in the basic rentals resulting from increases in property taxes and maintenance expenses. Such increases are not expected to have a material effect on the FHLB's financial condition or results of operations.

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

Note 21 - Transactions with Other FHLBanks

The FHLB notes all transactions with other FHLBanks on the face of its financial statements. Occasionally, the FHLB loans short-term funds to and borrows short-term funds from other FHLBanks. These loans and borrowings are transacted at then current market rates when traded. There were no such loans or borrowings outstanding at December 31, 2018, 2017, or 2016. The following table details the average daily balance of lending and borrowing between the FHLB and other FHLBanks for the years ended December 31.

Table 21.1 - Lending and Borrowing Between the FHLB and Other FHLBanks (in thousands)

	Average Daily Balances for the Years Ended December 31,
	2018	2017	2016
Loans to other FHLBanks	$1,370	$14	$3,142
Borrowings from other FHLBanks	274	959	273

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

There were no Consolidated Obligations transferred to the FHLB during the years ended December 31, 2018, 2017, or 2016. The FHLB had no Consolidated Obligations transferred to other FHLBanks during these periods.

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

For financial statement purposes, the FHLB defines related parties as those members with more than 10 percent of the voting interests of the FHLB capital stock outstanding. Federal statute prescribes the voting rights of members in the election of both Member and Independent directors. For Member directorships, the Finance Agency designates the number of Member directorships in a given year and an eligible voting member may vote only for candidates seeking election in its respective state. For Independent directors, the FHLB's Board of Directors nominates candidates to be placed on the ballot in an at-large election. For both Member and Independent director elections, a member is entitled to vote one share of required capital stock, subject to a statutory limitation, for each applicable directorship. Under this limitation, the total number of votes that a member may cast is limited to the average number of shares of the FHLB's capital stock that were required to be held by all members in that state as of the record date for voting. Nonmember stockholders are not eligible to vote in director elections. Due to these statutory limitations, no member owned more than 10 percent of the voting interests of the FHLB at December 31, 2018 or 2017.

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

Transactions with Directors' Financial Institutions. In the ordinary course of its business, the FHLB may provide products and services to members whose officers or directors serve as directors of the FHLB (Directors' Financial Institutions). Finance Agency regulations require that transactions with Directors' Financial Institutions be made on the same terms as those with any other member. The following table reflects balances with Directors' Financial Institutions for the items indicated below. The FHLB had no MBS or derivatives transactions with Directors' Financial Institutions at December 31, 2018 or 2017.

Table 22.1 - Transactions with Directors' Financial Institutions (dollars in millions)

	December 31, 2018		December 31, 2017
	Balance	% of Total (1)	Balance	% of Total (1)
Advances	$3,424	6.2%	$3,558	5.1%
MPP	585	5.7	112	1.2
Regulatory capital stock	419	9.6	187	4.4

(1)	Percentage of total principal (Advances), unpaid principal balance (MPP), and regulatory capital stock.

Concentrations. The following table shows regulatory capital stock balances, outstanding Advance principal balances, and unpaid principal balances of mortgage loans held for portfolio of stockholders holding five percent or more of regulatory capital stock and includes any known affiliates that are members of the FHLB.

Table 22.2 - Stockholders Holding Five Percent or more of Regulatory Capital Stock (dollars in millions)

	Regulatory Capital Stock		Advance	MPP Unpaid
December 31, 2018	Balance	% of Total	Principal	Principal Balance
JPMorgan Chase Bank, N.A.	$1,085	25%	$23,400	$—
U.S. Bank, N.A.	796	18	4,574	19
The Huntington National Bank	248	6	6	486

	Regulatory Capital Stock		Advance	MPP Unpaid
December 31, 2017	Balance	% of Total	Principal	Principal Balance
JPMorgan Chase Bank, N.A.	$1,059	25%	$23,950	$—
U.S. Bank, N.A.	593	14	8,975	23
The Huntington National Bank	282	7	3,732	456
Fifth Third Bank	248	6	3,140	2

Nonmember Affiliates. The FHLB has relationships with three nonmember affiliates, the Kentucky Housing Corporation, the Ohio Housing Finance Agency and the Tennessee Housing Development Agency. The FHLB had no investments in or borrowings to any of these nonmember affiliates at December 31, 2018 or 2017. The FHLB has executed standby bond purchase agreements with one state housing authority whereby the FHLB, for a fee, agrees as a liquidity provider if required, to purchase and hold the authority's bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bond according to a schedule established by the standby agreement. For the years ended December 31, 2018 and 2017, the FHLB was not required to purchase any bonds under these agreements.

SUPPLEMENTAL FINANCIAL DATA

Supplemental financial data required is set forth in the “Other Financial Information” caption at Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no changes in or disagreements with our accountants on accounting and financial disclosure during the two most recent fiscal years.

Item 9A.	Controls and Procedures.

DISCLOSURE CONTROLS AND PROCEDURES

As of December 31, 2018, the FHLB's management, including its principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, these two officers each concluded that, as of December 31, 2018, the FHLB maintained effective disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that it files under the Exchange Act is (1) accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

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

The FHLB's management assessed the effectiveness of the FHLB's internal control over financial reporting as of December 31, 2018. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on its assessment, management of the FHLB determined that, as of December 31, 2018, the FHLB's internal control over financial reporting was effective based on those criteria.

The effectiveness of the FHLB's internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP (PwC), an independent registered public accounting firm, as stated in their report which is included in Item 8. Financial Statements and Supplementary Data.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the FHLB's internal control over financial reporting that occurred during the fourth quarter ended December 31, 2018 that materially affected, or are reasonably likely to materially affect, the FHLB's internal control over financial reporting.

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

PwC has advised the FHLB that as of December 31, 2018, PwC and certain covered persons had borrowing relationships with two FHLB members (referred below as the “lenders”) who own more than ten percent of the FHLB’s capital stock, which under the Loan Rule, may reasonably be thought to bear on PwC’s independence with respect to the FHLB. The FHLB is providing this disclosure to explain the facts and circumstances, as well as PwC’s and the Audit Committee’s conclusions, concerning PwC’s objectivity and impartiality with respect to the audit of the FHLB.

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

Additionally, the Audit Committee assessed PwC’s ability to perform an objective and impartial audit, including consideration of the ownership structure of the FHLB, the limited voting rights of members and the composition of the Board of Directors. In addition to the above listed considerations, the Audit Committee considered the following:

▪	although the lenders owned more than ten percent of the FHLB’s capital stock, the lenders' voting rights are each less than ten percent;

▪	no individual officer or director that serves on the Board of Directors has the ability to significantly influence the FHLB based on the composition of the Board of Directors; and

▪	as of December 31, 2018, and as of the date of the filing of this Form 10-K, no officer or director of either lender served on the Board of Directors of the FHLB.

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

DIRECTORS

The following table sets forth certain information (ages as of March 1, 2019) regarding each of our current directors.

Name	Age	Director Since	Expiration of Term as a Director	Independent or Member (State)
J. Lynn Anderson	55	2017 (1)	12/31/20	Independent (OH)
Grady P. Appleton	71	2007	12/31/21	Independent (OH)
April Miller Boise	50	2019	12/31/22	Independent (OH)
Brady T. Burt	46	2017	12/31/20	Member (OH)
Greg W. Caudill	60	2014	12/31/21	Member (KY)
Mark N. DuHamel	61	(2009-2015) 2018	12/31/21	Member (OH)
Leslie D. Dunn	73	2007	12/31/20	Independent (OH)
James A. England, Vice Chair	67	2011	12/31/22	Member (TN)
Robert T. Lameier	66	2016	12/31/19	Member (OH)
Michael R. Melvin	74	(1995-2001) 2006	12/31/19	Member (OH)
Donald J. Mullineaux, Chair	73	2010	12/31/19	Independent (KY)
Alvin J. Nance	61	2009	12/31/20	Independent (TN)
Michael P. Pell	55	2019	12/31/22	Member (OH)
Charles J. Ruma	77	(2002-2004) 2007	12/31/19	Independent (OH)
David E. Sartore	58	2014	12/31/21	Member (KY)
William S. Stuard, Jr.	64	2011	12/31/22	Member (TN)
Nancy E. Uridil	67	2015	12/31/22	Independent (OH)
James J. Vance	57	2017	12/31/20	Member (OH)

(1)	Ms. Anderson, an Independent director beginning in 2017, also served as a Member director from 2011-2016.

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

Mr. Lameier has been President, Chief Executive Officer, and a director of Miami Savings Bank, Miamitown, Ohio since 1993.

Mr. Melvin has been President and a director of Perpetual Federal Savings Bank, Urbana, Ohio since 1980.

Mr. Pell has been President and Chief Executive Officer of First State Bank, Winchester, Ohio since March 2006.

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

Ms. Anderson was the Senior Vice President-Member Solutions Integration for Nationwide Mutual Insurance Company, Columbus, Ohio from March 2016 to December 2016. She also served as President of Nationwide Bank from November 2009 to March 2016. Ms. Anderson is a Certified Public Accountant and has nine years of experience serving on the board of a non-profit entity which focuses on providing low- to moderate-income housing. Ms. Anderson's prior leadership positions within the banking and insurance industries contribute skills to the Board in the areas of auditing and accounting, operations and corporate governance.

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

Ms. Boise has been Senior Vice President, Chief Legal Officer, and Corporate Secretary of Meritor Incorporated, Troy, Michigan, since August 2016. Previously, Ms. Boise served as Senior Vice President, General Counsel, Head of Global Mergers and Acquisitions and Corporate Secretary of Avintiv Incorporated from March 2015 to December 2015. She also served as Vice President, General Counsel, Corporate Secretary and Chief Privacy Officer of Veyance Technologies Incorporated from January 2011 to January 2015. Ms. Boise has 25 years of legal experience and expertise leading corporate development and implementing strategic growth plans, while mitigating related risks. Her knowledge and background offers the Board valuable insight on the FHLB’s governance and risk management corporate objectives.

Ms. Dunn was Senior Vice President of Business Development, General Counsel and Secretary of Cole National Corporation, a New York Stock Exchange listed retailer now owned by EssilorLuxottica, from September 1997 until October 2004. Prior to joining Cole, she had been a partner since 1985 in the Business Practice of the Jones Day law firm. She currently is engaged in various public and private company board activities and serves in leadership positions with a number of civic and philanthropic organizations. Ms. Dunn has served as a director of New York Community Bancorp, Inc. since September 2015 and serves on its Audit, Risk Assessment, Compensation, and Nominating and Corporate Governance Committees. Ms. Dunn's experience as a director and senior officer of publicly held companies and as a law firm partner representing numerous publicly held companies brings perspective to the Board regarding the FHLB's status as an SEC registrant, corporate governance matters, and the Board's responsibility to oversee the FHLB's operations.

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

EXECUTIVE OFFICERS

The following table sets forth certain information (ages as of March 1, 2019) regarding our executive officers.

Name	Age	Position	Employee of the FHLB Since
Andrew S. Howell	57	President and Chief Executive Officer	1989
Stephen J. Sponaugle	56	Executive Vice President-Chief Financial Officer	1992
R. Kyle Lawler	61	Executive Vice President-Chief Business Officer	2000
J. Gregory Dooley, Sr.	65	Executive Vice President-Chief Risk and Compliance Officer	2006
Damon v. Allen	48	Senior Vice President-Housing and Community Investment Officer	1999
J. Christopher Bates	43	Senior Vice President-Chief Accounting Officer	2005
Roger B. Batsel	47	Senior Vice President-Chief Information and Operations Officer	2014
David C. Eastland	61	Senior Vice President-Chief Credit Officer	1999
Tami L. Hendrickson	58	Senior Vice President-Treasurer	2006
Bridget C. Hoffman	42	Senior Vice President-General Counsel	2018

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

Mr. Allen became Senior Vice President-Housing and Community Investment Officer in January 2012. Previously, he served as the FHLB's Vice President and Community Investment Officer since July 2011.

Mr. Bates became Senior Vice President-Chief Accounting Officer in January 2015. Previously, he served as the FHLB's Vice President-Controller since January 2013.

Mr. Batsel became Senior Vice President-Chief Information and Operations Officer in July 2018. Previously, he served as the FHLB's Senior Vice President-Chief Information Officer since January 2014.

Mr. Eastland became the Senior Vice President-Chief Credit Officer in January 2015. Prior to that, he served as the FHLB's Vice President-Credit Risk Management since January 2002.

Ms. Hendrickson became Senior Vice President-Treasurer in January 2015. Previously, she served as the FHLB's Vice President-Treasurer since January 2010.

Ms. Hoffman became Senior Vice President-General Counsel in May 2018. Previously, she was a partner of the law firm Taft Stettinius & Hollister LLP from January 2011 to May 2018.

All officers are appointed annually by our Board of Directors.

AUDIT COMMITTEE FINANCIAL EXPERT

The Board of Directors has determined (1) that Ms. J. Lynn Anderson, Chair of the Audit Committee, and Committee member Mr. David E. Sartore, have the relevant accounting and related financial management expertise, and therefore are qualified, to serve as the Audit Committee financial experts within the meaning of the regulations of the SEC and (2) that each is independent under SEC Rule 10A-3(b)(1). Ms. Anderson has experience in the internal audit disciplines within the financial industry and is a Certified Public Accountant. Mr. Sartore's experience has principally been in the accounting and finance disciplines within the financial industry and is a Certified Public Accountant. For additional information regarding the independence of the directors of the FHLB, see Item 13. Certain Relationships and Related Transactions, and Director Independence.

CODES OF ETHICS

The Board of Directors has adopted a “Code of Ethics for Senior Financial Officers” that applies to the principal executive officer and the principal financial officer, as well as all other executive officers. This policy serves to promote honest and ethical conduct, full, fair and accurate disclosure in the FHLB's reports to regulatory authorities and other public communications, and compliance with applicable laws, rules and regulations. The Code is posted on the FHLB's website (www.fhlbcin.com). If a waiver of any provision of the Code is granted to a covered officer, or if any amendment is made to the Code, information concerning the waiver or amendment will be posted on our website.

The Board of Directors has also adopted a “Standards of Conduct” policy that applies to all employees. The purpose of this policy is to promote a strong ethical climate that protects the FHLB against fraudulent activities and fosters an environment in which open communication is expected and protected.

Item 11.	Executive Compensation.

2018 COMPENSATION DISCUSSION AND ANALYSIS

The following provides discussion and analysis regarding our compensation program for executive officers for 2018, and in particular our Named Executive Officers. Named Executive Officers for 2018 were: Andrew S. Howell, President and Chief Executive Officer (CEO); Stephen J. Sponaugle, Executive Vice President- Chief Financial Officer; R. Kyle Lawler, Executive Vice President- Chief Business Officer; J. Gregory Dooley, Sr., Executive Vice President- Chief Risk and Compliance Officer, Roger B. Batsel, Senior Vice President- Chief Information and Operations Officer, and Donald R. Able, former Executive Vice President- Chief Operating Officer who retired effective June 30, 2018.

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

We compensate executive officers using a combination of base salary, short-term and deferred incentive-based cash compensation, retirement benefits and modest fringe benefits. We believe the compensation program communicates short and long-term goals and standards of performance for the FHLB's mission and key business objectives and appropriately motivates and rewards executives commensurate with their contributions and achievements. The combination of base salary and short-term and deferred incentive pay creates a total compensation opportunity for executives who contribute to and influence strategic plans and who are primarily responsible for the FHLB's strategic business plan, execution, and performance.

Oversight of the compensation program is the responsibility of the Board's Human Resources, Compensation and Inclusion Committee (the Committee). The Committee annually reviews the components of the compensation program to ensure it is consistent with and supports the FHLB's mission, strategic business objectives, and short and long-term goals. In carrying out its responsibilities, the Committee may engage executive compensation consultants to assist in evaluating the effectiveness of the program and in determining the appropriate mix of compensation provided to executive officers. Because individuals are not permitted to own the FHLB's capital stock, all compensation is paid in cash and we have no equity compensation plans or arrangements.

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

Finance Agency Oversight - Executive Compensation

The Director of the Finance Agency is required by regulation to prohibit an FHLBank from paying compensation to its executive officers that is not reasonable and comparable to that paid for employment in similar businesses involving similar duties and responsibilities. Finance Agency rules direct the FHLBanks to provide all compensation actions affecting their Named Executive Officers to the Finance Agency for review. Accordingly, following our Board's November 2018 and January 2019 meetings, we submitted the 2019 base salaries as well as incentive payments earned for 2018 for the Named Executive Officers to the Finance Agency. At this time, we do not expect the regulatory requirements to have a material impact on our executive compensation programs.

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

In setting 2019 compensation, we primarily relied upon information from the McLagan Custom Survey. It encompasses information relating to 2018 compensation from mortgage banks, commercial financial institutions that typically had assets of less than $20 billion, and other FHLBanks. However, we believe the positions at other FHLBanks generally are more directly comparable to ours given the unique nature of the FHLBank System. The FHLBanks share the same public policy mission, interact routinely with each other, and share a common regulator and regulatory constraints, including the need for Finance Agency review of all compensation actions affecting executive officers. However, there are significant differences across the FHLBank System, including the sizes of the various FHLBanks, the complexity of their operations, their organizational and cost structures and the types of compensation packages offered. Thus, we do not and, as a practical matter could not, calculate compensation packages for our Named Executive Officers based solely on comparisons to the other FHLBanks.

Compensation Program Approach

The Committee utilizes a balanced approach for delivering base salary, short-term incentive and deferred pay with our compensation program. The annual (short-term) incentive compensation component rewards all officers and staff for the achievement of FHLB annual strategic business goals. The deferred compensation component is provided to certain officers, including the Named Executive Officers, for maintaining the value of our members' capital stock above a minimum threshold over a three-year period. The Committee has not established or assigned specific percentages to each element of the compensation program. Instead, the Committee strives to create a program that generally delivers a total compensation opportunity, i.e., base salary, annual and deferred incentive compensation and other benefits (including a retirement plan), to each executive officer that, when the FHLB meets its target performance goals, is at or near the median of the other FHLBanks and is generally consistent with the market check. However, individual elements of compensation as well as total compensation for individual executives may vary from the median due to an executive's tenure, experience and responsibilities.

While the competitiveness of the compensation program is an important factor for attracting and retaining executives, the Committee also reviews all elements of the program to ensure it is well designed and fiscally responsible from both a regulatory and corporate governance perspective.

Impact of Risk-Taking on Compensation Program

The Committee reviews the overall program to ensure the compensation of executive officers does not encourage unnecessary or excessive risk-taking that could threaten the long-term value of the FHLB. Strong risk management is an integral part of our culture. The Committee believes that base salary is a sufficient percentage of total compensation to discourage excessive risk-taking by executive officers. The Committee also believes the mix of incentive goals, which include risk-related metrics, does not encourage unnecessary or excessive risk-taking and achieves an appropriate balance of incentive for meeting short and long-term organizational goals. Moreover, the Committee and the Board retain the discretion to reduce or withhold incentive compensation payments if a determination is made that an executive has caused the FHLB to incur such a risk that could threaten the long-term value of the FHLB.

Elements of Total Compensation Program

The following table summarizes all compensation to the FHLB's Named Executive Officers for the years ended December 31, 2018, 2017 and 2016. Discussion of each component follows the table.
Summary Compensation Table

Name and Principal Position	Year	Salary(1)	Bonus	Non-Equity Incentive Plan Compensation(2)	Change in Pension Value & Non-Qualified Deferred Compensation Earnings(3)	All Other Compensation(4)	Total
Current Named Executive Officers:
Andrew S. Howell	2018	$901,538	$—	$722,867	$192,000	$34,233	$1,850,638
President and CEO	2017	854,808	—	650,066	2,149,000	32,837	3,686,711
	2016	800,625	—	648,357	1,426,000	27,215	2,902,197

Stephen J. Sponaugle	2018	405,231	—	245,058	193,000	16,500	859,789
Executive Vice President-	2017	368,750	—	215,949	777,000	16,200	1,377,899
Chief Financial Officer	2016	337,692	—	191,269	494,000	15,900	1,038,861

R. Kyle Lawler	2018	424,250	—	284,925	170,000	16,500	895,675
Executive Vice President-	2017	404,654	—	255,349	661,000	16,200	1,337,203
Chief Business Officer	2016	379,385	—	261,931	438,000	15,900	1,095,216

J. Gregory Dooley, Sr.	2018	307,518	—	194,570	103,000	16,382	621,470
Executive Vice President-	2017	262,014	—	176,729	99,000	16,200	553,943
Chief Risk and Compliance Officer	2016	251,333	—	162,790	68,000	15,900	498,023

Roger B. Batsel (5)	2018	316,635	—	190,309	26,000	12,375	545,319
Senior Vice President-	2017	295,000	—	168,365	38,000	11,980	513,345
Chief Information and Operations Officer

Former Named Executive Officer:
Donald R. Able (6)	2018	244,582	—	279,737	2,409,683	16,500	2,950,502
Former Executive Vice President-	2017	433,846	—	273,250	1,559,000	16,200	2,282,296
Chief Operating Officer	2016	418,952	50,000	278,474	943,000	15,900	1,706,326

(1)
Includes excess accrued vacation benefits automatically paid in accordance with established policy (applicable to all employees), which for 2018 were as follows: Mr. Howell, $61,538; Mr. Sponaugle $15,231; Mr. Lawler, $19,250; Mr. Dooley, $7,518 and Mr. Able $28,082.

(2)
Amounts shown for 2018 reflect total payments pursuant to the current portion of the 2018 Incentive Plan and the deferred portion of the 2015 Incentive Plan (2016 - 2018 performance period), as follows. In connection with Mr. Able's retirement, his 2018 Incentive Plan payment includes the deferred portion of the total incentive award earned in 2018.

Name	2018 Incentive Plan (current incentive)	2015 Incentive Plan (three-year deferred incentive)	Total
Andrew S. Howell	$368,999	$353,868	$722,867
Stephen J. Sponaugle	137,058	108,000	245,058
R. Kyle Lawler	142,329	142,596	284,925
J. Gregory Dooley, Sr.	105,921	88,649	194,570
Roger B. Batsel	95,460	94,849	190,309
Donald R. Able	152,169	127,568	279,737

(3)
Represents change in the actuarial present value of accumulated pension benefits only, which is primarily dependent on changes in interest rates, years of benefit service and salary. See "Retirement Benefits" and "2018 Pension Benefits" for additional information.

(4)
Amounts represent matching contributions to the qualified defined contribution pension plan in 2018. For Mr. Howell, 2018 also includes perquisites totaling $17,733, which consisted of personal use of an FHLB-owned vehicle, premiums for an Executive long-term disability plan, guest travel expenses and an airline program membership. The value of perquisites are based on the actual cash cost to the FHLB.

(5)	Mr. Batsel's 2016 compensation amount is not included as he was not a Named Executive Officer in that year.

(6)	Mr. Able's 2018 compensation was earned through June 30, 2018, the date of his retirement.

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

Each of the current Named Executive Officers received a base salary increase at the beginning of 2018. For each of the current Named Executive Officers other than the President, total salary increases, including merit, market, and promotional adjustments, ranged from 5.08 percent to 15.11 percent. These increases were based on the President's recommendation for each executive, which took into consideration market data, and an evaluation of each executive's annual performance. For Mr. Howell, directors provided feedback to the Chair, and the Committee recommended, and the Board subsequently approved a salary increase of 5.00 percent. In recommending and approving Mr. Howell's 2018 increase, the Committee and Board took into consideration competitive market analysis and the directors' appraisals of his performance during the year.

With the retirement of the Chief Operating Officer in mid-2018, Mr. Batsel was promoted to Senior Vice President-Chief Information and Operations Officer, with a base salary increase to $325,000 effective July 23, 2018.

In October 2018, the Committee recommended and the Board approved a 4.50 percent salary increase pool for 2019 for all employees, comprised of 3.00 percent for merit increases and 1.50 percent for market and promotional adjustments. Using the same process as described above, in November 2018, the Committee recommended, and the Board approved, the following 2019 base salaries and percent increases for the Named Executive Officers: Mr. Howell, $875,000 (4.17 percent); Mr. Sponaugle, $409,500 (5.00 percent); Mr. Lawler, $425,000 (4.94 percent); Mr. Dooley, $309,000 (3.00 percent); and Mr. Batsel, $341,000 (4.92 percent). On November 20, 2018, we were informed that the Finance Agency had completed its review and did not object to the Board-approved compensation actions affecting the Named Executive Officers in 2019.

Non-Equity Incentive Compensation Plan (Incentive Plan)
The Incentive Plan is a cash-based total incentive award that is divided into two equal parts: (1) a current incentive award, and (2) a three-year deferred incentive award. The current component of the Incentive Plan is awarded annually and designed to promote and reward higher levels of performance for accomplishing Board-approved annual goals. The long-term component of the Incentive Plan is a three-year deferred incentive award that is designed to promote safety and soundness and serve as an employment retention tool for executive officers, including the Named Executive Officers.

The Incentive Plan annual goals generally reflect desired financial, operational, risk and public mission objectives for the current and future fiscal years. Each goal is weighted reflecting its relative importance and potential impact on our mission and annual strategic business plan. Each goal is assigned a quantitative threshold, target and maximum level of performance. Each Named Executive Officer's award opportunity is based entirely on bank-wide performance. However, the Chief Risk and Compliance Officer's award opportunity is weighted 75 percent on bank-wide goals and 25 percent on Enterprise Risk Management (ERM) specific goals, which are developed with the Risk Committee in order to provide incentive and maintain a level of independence for risk management initiatives.

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

The total incentive award opportunities for the 2018 plan year stated as a percentage of base salary were as follows:

	Incentive Opportunity
Name	Threshold	Target	Maximum
Current Named Executive Officers:
Andrew S. Howell	50.0%	75.0%	100.0%
Stephen J. Sponaugle	40.0	60.0	80.0
R. Kyle Lawler	40.0	60.0	80.0
J. Gregory Dooley, Sr.	40.0	60.0	80.0
Roger B. Batsel	30.0	50.0	70.0
Former Named Executive Officer:
Donald R. Able	40.0	60.0	80.0

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

Fifty percent of the total opportunity for the Incentive Plan is awarded in cash following the plan year (current incentive award) and 50 percent is mandatorily deferred for three years after the end of the Plan year (deferred incentive award). The deferred incentive awards earned from 2016 - 2018 were calculated based on the actual performance or achievement level for each deferred plan goal at the end of the three-year performance period, with interpolations made for results between achievement levels. The achievement level for each goal then was multiplied by the corresponding incentive weight assigned to that goal. The final value of the deferred award was adjusted based on the goal achievement level determined using separate performance measures over the 2016 - 2018 deferral period. For all Named Executive Officers, the final value of the deferred award was 75 percent for a Threshold level of achievement, 100 percent for a Target level of achievement, or 125 percent for a Maximum level of achievement. If a goal achievement level over the three-year deferral period was below the threshold, no payment would be made for that deferred goal.

In November 2018, the Board established a new safety and soundness metric to determine if the deferred portion of the 2018 Incentive Plan and future plans will be awarded rather than using the calculation described above. The safety and soundness metric is tied to the FHLB’s market capitalization ratio defined as the market value of total capital divided by the par value of capital stock. The market capitalization ratio is measured as the simple average at 36 month ends in the three-year performance period using the base-case interest rate and business environment used in reports to the Board at each month end. If the FHLB's market capitalization ratio is greater than 100 percent during the deferred performance period, the final value will be 100 percent of the deferred award plus interest based on the annual interest rates applicable to the FHLB’s qualified defined benefit plan.
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

2018 Incentive Plan. For calendar year 2018, the Board approved a total of six performance measures in the functional areas of Franchise Value Promotion, Mission Asset Activity and Stockholder Risk/Return. The mix of financial and non-financial goals measures performance across our mission and corporate objectives and is intended to discourage unnecessary or excessive risk-taking. Because we consider risk management to be an essential component in the achievement of our mission and corporate objectives, the goals below include a separate risk-related metric.

At its January 2019 meeting, following certification of the 2018 performance results and in accordance with those results, the Board authorized the distribution to the Named Executive Officers of the current awards shown in Note 2 to the Summary Compensation Table. For the 2018 plan year, we cumulatively achieved approximately 88 percent of the available maximum incentive opportunity for FHLB goals. This was higher than the 85 percent overall performance achieved for 2017 primarily due to exceeding the target performance level for five of the six goals in 2018.

The following table presents the incentive weights, threshold, target and maximum performance levels, and the actual results achieved for the 2018 Incentive Plan performance measures for all Named Executive Officers.

2018 Incentive Plan Performance Levels and Results

(Dollars in thousands)
	Incentive Weight	Threshold Performance	Target Performance	Maximum Performance	Results Achieved
Franchise Value Promotion
1) Mission Outreach	10.0%	86	100	115	117
2) Mission Asset Participation	10.0	65%	72%	80%	82%
Mission Asset Activity
3) Average Advance Balances for Members with Assets of $50 billion or Less	15.0	$20,500,000	$22,500,000	$24,500,000	$24,929,388
4) Mortgage Purchase Program New Mandatory Delivery Commitments	15.0	1,500,000	1,800,000	2,200,000	1,938,115
Stockholder Risk/Return
5) Decline in Market Value of Equity	25.0	< 7%	< 5%	3% or less	3.0%
6) Profitability-Available Earnings vs. Average 3-month LIBOR Rate	25.0	375 bps	435 bps	490 bps	402 bps

During 2018, the Board, the Committee and the President periodically reviewed the Incentive Plan goals presented above to determine progress toward the goals. Although the Board and the President discussed various external factors that were affecting achievement of the performance measures, the Board did not take any actions to revise or change the Incentive Plan goals.

The 2018 incentive program for the Chief Risk and Compliance Officer was weighted 75 percent on bank-wide goals, shown above, and 25 percent on the ERM department goal, as follows:

Implement specific initiatives of the FHLB's ERM program within the ERM Department.

Weight of Goal:	100 percent

Threshold:	3 initiatives satisfactorily completed*

Target:	4 initiatives satisfactorily completed*

Maximum:	5 initiatives satisfactorily completed*

2018 Results Achieved:	4.6 initiatives satisfactorily completed*

*
Specific initiatives include efforts in: 1) the comprehensive review of the FHLB's risk management programs; 2) continuing to improve the operational risk assessment process 3) implementing a company-wide framework to promote consistency for compliance related activities; 4) MPP credit modeling initiative; and 5) enhancing Board reporting.

2019 Incentive Plan. At its November 2018 meeting, the Board established the 2019 Incentive Plan goals, the incentive weights and the performance measures corresponding to each Incentive Plan goal and award opportunity for the 2019 Incentive Plan. After that meeting, the 2019 Incentive Plan was sent to the Finance Agency and we received notification of the completion of their review and non-objection in December 2018. The 2019 Incentive Plan goals for our executives are set forth below.

2019 Incentive Plan Goals

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

As reflected above, the Board decided to keep all of the 2019 goals the same as those in 2018 although the performance metrics have been adjusted. In setting the performance measures for the 2019 Incentive Plan, the Board reviewed the results against target for 2018 and considered relevant aspects of our financial outlook for 2019 including the impact of the anticipated interest rate environment, market volatility and changes in the mortgage market that continue to affect Mission Asset Activity and profitability. The Board also considered opportunities to increase mission asset participation by members.

The Board also approved a separate ERM department goal for the Chief Risk and Compliance Officer, whose annual incentive is weighted 75 percent on bank-wide goals and 25 percent on the ERM goal.

2019 ERM Goal

Implement specific initiatives of the FHLB's ERM program within the ERM Department.

Weight of Goal:	100 percent

Threshold:	3 initiatives satisfactorily completed*

Target:	4 initiatives satisfactorily completed*

Maximum:	5 initiatives satisfactorily completed*

*
Specific initiatives include efforts in: 1) implementing a data integrity project; 2) credit and collateral model migration; 3) leveraging technology to improve efficiency and effectiveness of risk management; 4) MPP credit modeling initiative; and 5) enhancing risk management practices.

Three-Year Deferred Incentive Awards. During 2018, the Board, the Committee and the President periodically reviewed progress toward the deferred plan goals for each ongoing performance period. At its January 2019 meeting, following certification of the performance results for the deferred portion of the 2015 Incentive Plan (2016 - 2018 performance period) and in accordance with those results, the Board authorized the distribution of payments to eligible officers including the Named Executive Officers. Cumulatively, we achieved approximately 87 percent of the available maximum incentive opportunity for FHLB goals. The deferred payments for the 2016 - 2018 performance period are shown in Note 2 to the Summary Compensation Table.

The following table presents, for all Named Executive Officers, the incentive weights, threshold, target and maximum performance levels, and the actual results achieved for each of the goals in the deferred portion of the 2015 Incentive Plan (2016 - 2018 performance period):

	Incentive Weight	Threshold Performance	Target Performance	Maximum Performance	Results Achieved
Operating Efficiency:
Ranking of Operating Efficiency Ratio in comparison to other FHLBanks	20%	6th	4th	1st	2nd
Earnings Volatility Adjusted Profitability:
Ranking of monthly volatility adjusted return on average equity (ROE) spread to average 3-month LIBOR in comparison to other FHLBanks	20%	8th	5th	1st	5th
Market Capitalization Ratio:
Ratio of Market Value of Equity to Par Value of Regulatory Capital Stock	20%	95%	100%	110%	113%
Advance Utilization Ratio:
Ranking of average of each member's Advances-to-assets ratio multiplied by the average member borrower penetration ratio in comparison to other FHLBanks	20%	7th	4th	1st	5th
Strategic Business Plan Achievement:
Percentage of Strategic Business Plan strategies achieved	20%	70%	80%	100%	90%

As described above, the deferred portion of the 2018 Incentive Plan (2019 - 2021 performance period) is based on a safety and soundness metric tied to the FHLB’s market capitalization ratio. If the FHLB's market capitalization ratio is greater than 100 percent during the 2019 - 2021 performance period, the final value will be 100 percent of the deferred award plus interest based on the annual interest rates applicable to the FHLB’s qualified defined benefit plan.
The terms for the deferred component of the 2019 Incentive Plan, which includes the 2020 - 2022 performance period, is expected to be reviewed at the November 2019 Board meeting.

Non-Equity Incentive Plan Compensation Grants
The following table provides information on grants made under our Incentive Plans.

Grants of Plan-Based Awards

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards
Name	Grant Date (1)	Threshold	Target	Maximum
Andrew S. Howell	November 15, 2018	$437,500	$656,250	$875,000
Stephen J. Sponaugle	November 15, 2018	163,800	245,700	327,600
R. Kyle Lawler	November 15, 2018	170,000	255,000	340,000
J. Gregory Dooley, Sr.	November 15, 2018	123,600	185,400	247,200
Roger B. Batsel	November 15, 2018	119,350	179,025	238,700

(1)	Awards granted on this date are for the 2019 Incentive Plan.

Under the awards shown above, 50 percent of the estimated future payout will be awarded in cash following the Plan year. The other 50 percent of the estimated future payout will be mandatorily deferred for three years after the end of the Plan year. If the FHLB operates in a safe and sound manner according to the market capitalization ratio metric during the deferred performance period, the final value will be 100 percent of the deferred award plus interest based on the annual interest rates applicable to the FHLB’s qualified defined benefit plan. See the "Non-Equity Incentive Compensation Plan (Incentive Plan)" section above for further detail.

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

The benefit formula for employees hired prior to January 1, 2006, which includes Messrs. Howell, Sponaugle, Lawler, and Able, is 2.50 percent for each year of benefit service multiplied by the highest three-year average compensation. Compensation is defined as base salary, excess accrued vacation benefits and annual incentive compensation, and excludes any deferred incentive payments. In the event of retirement prior to attainment of age 65, a reduced pension benefit is payable under the plan, with payments commencing as early as age 45.

For employees who are hired after January 1, 2006, which includes Messrs. Dooley and Batsel, the current benefit formula is 1.25 percent for each year of benefit service multiplied by the highest five-year average compensation. Beginning in 2006 through the end of 2017, compensation was defined as base salary only and excluded all other forms of compensation. Beginning January 1, 2018, compensation is defined as base salary, excess accrued vacation benefits and annual incentive compensation, and excludes any deferred incentive payments. In addition, the current plan provides for a reduced pension benefit in the event of retirement prior to attainment of age 65 with payment commencing as early as age 55 if the participant has 10 years or more of service.

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

The following table provides the present value of benefits payable to the Named Executive Officers (other than Mr. Able) upon retirement at age 65 from the Pentegra DB plan and the DB/BEP, and is calculated in accordance with the formula currently in effect for specified years-of-service and remuneration for participating in both plans. For Mr. Able, the benefits reflect his retirement during 2018. Our pension benefits do not include any reduction for a participant's Social Security benefits.

2018 Pension Benefits

Name	Plan Name	Number of Years Credited Service (1)	Present Value (2) of Accumulated Benefits	Payments During Year Ended December 31, 2018
Current Named Executive Officers:
Andrew S. Howell	Pentegra DB	28.50	$2,119,000	$—
	DB/BEP	28.50	7,961,000	—

Stephen J. Sponaugle	Pentegra DB	25.33	1,890,000	—
	DB/BEP	25.33	1,515,000	—

R. Kyle Lawler	Pentegra DB	17.50	1,591,000	—
	DB/BEP	17.50	1,603,000	—

J. Gregory Dooley, Sr.	Pentegra DB	11.33	486,000	—
	DB/BEP	11.33	49,000	—

Roger B. Batsel	Pentegra DB	3.92	92,000	—
	DB/BEP	3.92	15,000	—

Former Named Executive Officer:
Donald R. Able	Pentegra DB	37.00	891,000	1,591,655
	DB/BEP	37.00	6,659,614	222,414

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

During 2018, the President was also provided with an FHLB-owned vehicle for his business and personal use, along with the operating expenses associated with the vehicle. An executive officer's personal use of an FHLB-owned vehicle, including use for the daily commute to and from work, is reported as a taxable fringe benefit. In addition to the standard LTD insurance plan provided to all FHLB employees, Named Executive Officers may elect to receive additional LTD coverage. The premiums the FHLB pays for the additional LTD coverage are considered a taxable fringe benefit. Additionally, with prior approval, our current Travel Policy permits a guest to accompany an executive officer on authorized business trips. The transportation and other related expenses associated with the guest's travel are reimbursed by the FHLB and reported as a taxable fringe benefit.

The perquisites provided by the FHLB represent a small fraction of an executive officer's annual compensation. During 2018, perquisites totaled $17,733 for Mr. Howell, as shown in the Summary Compensation Table. Perquisites did not individually or collectively exceed $10,000 for any other Named Executive Officers and are therefore excluded from the Summary Compensation Table.

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

Executive Change in Control Plan (Change in Control Plan). We have a Change in Control Plan that provides certain payments and benefits in the event of a qualifying termination within 24 months following a change in control. The purpose of the Change in Control Plan is to facilitate the hiring and retention of senior executives by providing them with certain protection and benefits in the event of a qualifying termination following a defined change in control of the FHLB. Change in control benefit payments are in lieu of, not in addition to, the severance benefit payments described above. The Change in Control Plan applies to officers as designated by the Board. Current designees are the President, all Executive Vice Presidents, and all Senior Vice Presidents.

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

▪	the FHLB’s liquidation or dissolution.

“Cause” is defined in the Change in Control Plan to include:

▪	the participant’s failure to perform substantially his/her duties;

▪	the participant’s engagement in illegal conduct or willful misconduct injurious to the FHLB;

▪	the participant’s material violation of law or regulation or of the FHLB’s written policies or guidelines;

▪	a written request from the Finance Agency requesting that the FHLB terminate the participant’s employment;

▪	crimes involving a felony, fraud or other dishonest acts;

▪	certain other notices from or actions by the Finance Agency;

▪	the participant’s breach of fiduciary duty or breach of certain covenants in the Change in Control Plan; or

▪	the participant’s refusal to comply with a lawful directive from the President or the Board of Directors.
“Good Reason” is defined in the Change in Control Plan to include:

▪	a material diminution in the participant’s base salary or in his/her duties or authority;

▪	the FHLB requiring the participant to be based at any office or location more than 100 miles from Cincinnati, Ohio; or

▪	a material breach of the Change in Control Plan by the FHLB.
In the event of a qualifying termination, the participant will receive a severance payment equal to a compensation multiplier times the sum of the participant's base salary plus target annual incentive amount for the year in which the Change in Control occurs. The President (Tier 1) is subject to a compensation multiplier of 2.50, Executive Vice Presidents (Tier 2) are subject to a compensation multiplier of 1.75 and Senior Vice Presidents (Tier 3) are subject to a compensation multiplier of 1.50. Participants will also receive a lump sum cash payment equal to accrued vacation benefits and the amount that would have been payable pursuant to the participant’s annual incentive compensation award for the year in which the date of a qualifying termination occurs based on actual FHLB performance, prorated based on the number of days the participant was employed that year. In addition, participants will receive a cash payment for outplacement assistance of $7,500 for Tier 1, $4,500 for Tier 2 and $2,500 for Tier 3, as well as the continuation of health care coverage for 24 months for Tier 1, 18 months for Tier 2 and 12 months for Tier 3.

The following table presents the total amounts that would be payable to our Named Executive Officers if their employment had terminated as of December 31, 2018.

Total Potential Payment Upon Termination (1)

Separation Event	Andrew S. Howell	Stephen J. Sponaugle	R. Kyle Lawler	J. Gregory Dooley, Sr.	Roger B. Batsel
Involuntary termination for Cause	$—	$—	$—	$—	$—
Voluntary resignation not due to a Change in Control or resignation without Good Reason due to a Change in Control (2)	96,923	24,750	31,154	18,462	9,831
Involuntary termination without Cause not due to a Change in Control (3)	516,923	219,750	233,654	168,462	145,248
Involuntary termination without Cause due to a Change in Control or resignation for Good Reason due to a Change in Control (4)	4,432,423	1,372,500	1,429,904	1,060,212	913,665

(1)
Due to the number of factors that affect the nature and amounts of compensation and benefits provided upon the potential termination events, the actual amounts paid may be different than the estimates presented. Mr. Able is not included in this table because he was not an employee on December 31, 2018.

(2)	Named Executive Officers would only receive payment for unused, accrued vacation.

(3)
Named Executive Officers would receive payment for one month's pay for each year of continuous employment, rounded to the next whole year for partial years, subject to a six months' pay maximum, plus unused, accrued vacation.

(4)	Named Executive Officers would receive payment as follows:

Component	Andrew S. Howell	Stephen J. Sponaugle	R. Kyle Lawler	J. Gregory Dooley, Sr.	Roger B. Batsel
Salary	$2,100,000	$682,500	$708,750	$525,000	$487,500
Incentive compensation	1,575,000	409,500	425,250	315,000	237,519
Other (a)	757,423	280,500	295,904	220,212	188,646
Total	$4,432,423	$1,372,500	$1,429,904	$1,060,212	$913,665

(a)	Includes accrued annual incentive compensation from the current year, accrued vacation benefits, outplacement assistance and health care coverage.

COMPENSATION COMMITTEE REPORT

The Committee has furnished the following report for inclusion in this Annual Report on Form 10-K:
The Committee has reviewed and discussed the 2018 Compensation Discussion and Analysis set forth above with the FHLB's management. Based on such review and discussions, the Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

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

The following table sets forth the per meeting fees and the maximum base fees for 2018 and 2019:

	Per Meeting Fee	Maximum Base Fees
Chair	$20,720	$145,000
Vice Chair	17,930	125,500
Other members	15,720	110,000

In addition to the base fees, annual fees are paid to the Audit Committee Chair and Other Committee Chairs of $15,500 and $12,500, respectively. These fees are subject to certain attendance requirements.

During 2018, total directors' fees and travel expenses incurred by the FHLB were $2,080,290 and $304,858, respectively.

With prior approval, our Travel Policy permits a guest to accompany a director on authorized business trips. The transportation and other related expenses associated with the guest's travel are reimbursed by the FHLB, subject to certain limitations, and reported as a taxable fringe benefit. During 2018, there were 13 directors that received reimbursement for guest travel expenses. These expenses did not exceed $10,000 for any director and, therefore, are excluded from the Directors Compensation Table below.

The following table sets forth the fees earned by each director for the year ended December 31, 2018.

2018 Directors Compensation Table

Name	Fees Earned or Paid in Cash
J. Lynn Anderson	$125,500
Grady P. Appleton	110,000
Brady T. Burt	110,000
Greg W. Caudill	110,000
James R. DeRoberts	110,000
Mark N. DuHamel	110,000
Leslie D. Dunn	122,500
James A. England, Vice Chair	125,500
Charles J. Koch	94,290
Robert T. Lameier	110,000
Michael R. Melvin	110,000
Donald J. Mullineaux, Chair	145,000
Alvin J. Nance	110,000
Charles J. Ruma	122,500
David E. Sartore	122,500
William S. Stuard, Jr.	122,500
Nancy E. Uridil	110,000
James J. Vance	110,000
Total	$2,080,290

The following table summarizes the total number of board meetings and meetings of its designated committees held in 2017 and 2018.

	Number of Meetings Held
Meeting Type	2017	2018
Board Meeting	10	10
Audit Committee	10	11
Risk Committee	7	7
Business and Operations Committee	5	5
Governance	7	7
Housing and Community Development Committee	6	6
Human Resources, Compensation and Inclusion Committee (f.k.a. Personnel and Compensation Committee)	6	6

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Committee is charged with responsibility for the FHLB's compensation policies and programs. None of the 2018 or 2019 Committee members are or previously were officers or employees of the FHLB. Additionally, none of the FHLB's executive officers served or serve on the board of directors or the compensation committee of any entity whose executive officers served on the Committee or Board of Directors. This Committee was and is composed of the following members:

2018	2019
Donald J. Mullineaux (Chair)	Donald J. Mullineaux (Chair)
Grady P. Appleton	Grady P. Appleton
Leslie D. Dunn	Leslie D. Dunn
James A. England	James A. England
Charles J. Koch	Michael R. Melvin
Michael R. Melvin	Nancy E. Uridil
Nancy E. Uridil

PAY RATIO

As required by the Dodd-Frank Act, information about the 2018 total compensation for the FHLB's median employee and the President and CEO, Mr. Howell, is as follows:

▪	the median of the annual total compensation of all FHLB employees (other than the President) was $108,624; and

▪	the annual total compensation of the President, as reported in the Summary Compensation Table, was $1,850,638.

Based on this information, for 2018, the ratio of the annual total compensation of the President to the median of the annual total compensation of all employees was 17 to 1.

The median employee was identified in 2017. To identify the median employee, we compared the compensation of all full-time and part-time employees who were employed at the FHLB as of November 3, 2017. We annualized the compensation of employees who were hired in 2017 but did not work for us the entire fiscal year. This compensation measure, which was consistently applied to all employees, included base salary, overtime pay and incentive compensation that was all payable in cash.
We have updated the median employee's compensation for 2018, which includes base salary, excess accrued vacation benefits, incentive compensation, matching contributions to the qualified defined contribution pension plan, and the value of such employee’s pension benefits. The value of the median employee's pension benefits represents only the change in the actuarial present value of accumulated pension benefits, which is primarily dependent on changes in interest rates, years of benefit service and salary. With respect to the annual total compensation of the President, we used the amount reported in the “Total” column of our 2018 Summary Compensation Table.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We have one class of capital stock, Class B Stock, all of which is owned by our current and former member institutions. Individuals, including directors and officers of the FHLB, are not permitted to own our capital stock. Therefore, we have no equity compensation plans.

The following table lists institutions holding five percent or more of outstanding capital stock at February 28, 2019 and includes any known affiliates that are members of the FHLB:

(Dollars in thousands)
		Capital	Percent of Total	Number
Name	Address	Stock	Capital Stock	of Shares
JPMorgan Chase Bank, N.A.	1111 Polaris Parkway Columbus, OH 43240	$1,281,000	30%	12,810,000
U.S. Bank, N.A.	425 Walnut Street Cincinnati, OH 45202	650,253	15	6,502,525

The following table lists capital stock outstanding as of February 28, 2019 held by member institutions that have an officer or director who serves as a director of the FHLB:

(Dollars in thousands)
		Capital	Percent of Total
Name	Address	Stock	Capital Stock
The Huntington National Bank	41 South High Street Columbus, OH 43215	$194,646	4.6%
Western & Southern Financial Group (1)	400 Broadway Street Cincinnati, OH 45202	114,537	2.7
The Park National Bank	50 North Third Street Newark, OH 43058	40,265	0.9
F&M Bank	50 Franklin Street Clarksville, TN 37040	4,998	0.1
Perpetual Federal Savings Bank	120 North Main Street Urbana, OH 43078	2,794	0.1
Field & Main Bank	140 North Main Street Henderson, KY 42420	1,818	0.0
Farmers National Bank	304 West Main Street Danville, KY 40422	1,782	0.0
First State Bank	19230 State Route 136 Winchester, OH 45697	1,079	0.0
Miami Savings Bank	8008 Ferry Street Miamitown, OH 45041	737	0.0
Decatur County Bank	56 North Pleasant Street Decaturville, TN 38329	646	0.0
The Plateau Group (2)	2701 North Main Street Crossville, TN 38555	97	0.0

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

Our capital stock is not permitted to be publicly traded and is not listed on any stock exchange. Therefore, we are not governed by stock exchange rules relating to director independence. If we were so governed, arguably none of our industry directors, who are elected by our members, would be deemed independent because all are directors and/or officers of members that do business with us. Messrs. Appleton, Mullineaux, Nance and Ruma and Mses. Anderson, Boise, Dunn and Uridil, our eight non-industry directors, have no material transactions, relationships or arrangements with the FHLB other than in their capacity as directors. Therefore, our Board of Directors has determined that each of them is independent under the independence standards of the New York Stock Exchange.

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

See also “Compensation Committee Interlocks and Insider Participation” in Item 11. Executive Compensation.

Review and Approval of Related Persons Transactions. Ordinary course transactions with Directors' Financial Institutions and with members holding five percent or more of our capital stock are reviewed and approved by our management in the normal course of events so as to assure compliance with Finance Agency regulations.

As required by Finance Agency regulations, we have a written conflict of interest policy. This policy requires directors (1) to disclose to the Board of Directors any known personal financial interests that they, their immediate family members or their business associates have in any matter to be considered by the Board and in any other matter in which another person or entity does or proposes to do business with the FHLB and (2) to recuse themselves from considering or voting on any such matter. The scope of the Finance Agency's conflict of interest regulation (available at www.fhfa.gov) and our conflict of interest policy (posted on our website at www.fhlbcin.com) is similar, although not identical, to the scope of the SEC's requirements governing transactions with related persons. In March 2007, our Board of Directors adopted a written related person transaction policy that is intended to close any gaps between Finance Agency and SEC requirements. The policy includes procedures for identifying, approving and reporting related person transactions as defined by the SEC. One of the tools that we used to monitor non-ordinary course transactions and other relationships with our directors and executive officers is an annual questionnaire that uses the New York Stock Exchange criteria for independence. Finally, our Insider Trading Policy provides that any request for redemption of excess stock (except for de minimis amounts) held by a Director's Financial Institution must be approved by the Board of Directors or by the Executive Committee of the Board.

We believe these policies are effective in bringing to the attention of management and the Board any non-ordinary course transactions that require Board review and approval and that all such transactions since January 1, 2018 have been so reviewed and approved.

Item 14.	Principal Accountant Fees and Services.

The following table sets forth the aggregate fees billed to the FHLB for the years ended December 31, 2018 and 2017 by its independent registered public accounting firm, PwC:

	For the Years Ended
(In thousands)	December 31,
	2018	2017
Audit fees	$721	$697
Audit-related fees	70	38
Tax fees	—	—
All other fees	3	2
Total fees	$794	$737

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

All other fees were for the annual license of accounting research software and a disclosure compliance checklist.

The Audit Committee approves the annual engagement letter for the FHLB's audit. In evaluating the performance of the independent registered public accounting firm, the Audit Committee considers a number of factors, such as:

▪	PwC's independence and process for maintaining independence;

▪	PwC's historical and recent performance on the FHLB's audit, including the results of an internal survey of PwC service and quality with the FHLB and the FHLBank System;

▪	external data related to audit quality and performance, including recent Public Company Accounting Oversight Board audit quality inspection reports on PwC; and

▪	the appropriateness of PwC's audit fees.

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

The FHLB paid additional fees to PwC in the form of assessments paid to the Office of Finance. The FHLB is assessed its proportionate share of the costs of operating the Office of Finance, which includes the expenses associated with the annual audits of the combined financial statements of the FHLBanks. These assessments, which totaled $49,000 and $47,000 in 2018 and 2017, respectively, are not included in the table above.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)
Financial Statements. The following financial statements of the Federal Home Loan Bank of Cincinnati, set forth in Item 8. Financial Statements and Supplementary Data above, are filed as a part of this registration statement.

Report of Independent Registered Public Accounting Firm
Statements of Condition as of December 31, 2018 and 2017
Statements of Income for the years ended December 31, 2018, 2017 and 2016
Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016
Statements of Capital for the years ended December 31, 2018, 2017 and 2016
Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016
Notes to Financial Statements

(b)	Exhibits.

See Index of Exhibits

Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 21st day of March 2019.

FEDERAL HOME LOAN BANK OF CINCINNATI
(Registrant)

By:	/s/ Andrew S. Howell
Andrew S. Howell
President and Chief Executive Officer

SIGNATURES AND POWER OF ATTORNEY

We, the undersigned directors of the Federal Home Loan Bank of Cincinnati, hereby appoint Andrew S. Howell and Stephen J. Sponaugle, or either of them, our true and lawful attorneys and agents to do any and all acts and things in our names and on our behalves, in our capacities indicated below, which said attorneys and agents, or either of them, may deem necessary or advisable to enable said registrant to comply with the Securities Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2018, including, without limitation, power and authority to sign for us, or any of us, in our names in the capacities indicated below, the Report and any and all amendments to the Report, and we hereby ratify and confirm all that said attorneys and agents, or each of them, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of the 21st day of March 2019.

Signatures	Title

/s/ Andrew S. Howell	President and Chief Executive Officer
Andrew S. Howell	(principal executive officer)

/s/ Stephen J. Sponaugle	Executive Vice President-Chief Financial Officer
Stephen J. Sponaugle	(principal financial officer)

/s/ J. Christopher Bates	Senior Vice President-Chief Accounting Officer
J. Christopher Bates	(principal accounting officer)

/s/ J. Lynn Anderson	Director
J. Lynn Anderson

/s/ Grady P. Appleton	Director
Grady P. Appleton

/s/ April Miller Boise	Director
April Miller Boise

/s/ Brady T. Burt	Director
Brady T. Burt

/s/ Greg W. Caudill	Director
Greg W. Caudill

/s/ Mark N. DuHamel	Director
Mark N. DuHamel

/s/ Leslie D. Dunn	Director
Leslie D. Dunn

/s/ James A. England	Director (Vice Chair)
James A. England

/s/ Robert T. Lameier	Director
Robert T. Lameier

/s/ Michael R. Melvin	Director
Michael R. Melvin

/s/ Donald J. Mullineaux	Director (Chair)
Donald J. Mullineaux

/s/ Alvin J. Nance	Director
Alvin J. Nance

/s/ Michael P. Pell	Director
Michael P. Pell

/s/ Charles J. Ruma	Director
Charles J. Ruma

/s/ David E. Sartore	Director
David E. Sartore

/s/ William S. Stuard, Jr.	Director
William S. Stuard, Jr.

/s/ Nancy E. Uridil	Director
Nancy E. Uridil

/s/ James J. Vance	Director
James J. Vance

INDEX OF EXHIBITS

Exhibit Number (1)	Description of exhibit	Document filed or furnished, as indicated below

3.1	Organization Certificate	Form 10, filed December 5, 2005

3.2	Bylaws, as amended through January 17, 2019	Filed Herewith

4	Capital Plan, as of June 21, 2018	Form 10-Q, filed August 9, 2018

10.1	Form of Blanket Agreement for Advances and Security Agreement, as in effect for signatories prior to November 21, 2005	Form 10, filed December 5, 2005

10.2	Form of Blanket Security Agreement, for new signatories on and after November 21, 2005	Form 10, filed December 5, 2005

10.3	Form of Mortgage Purchase Program Master Selling and Servicing Master Agreement	Form 10, filed December 5, 2005

10.4
Federal Home Loan Banks P&I Funding and Contingency Plan Agreement, entered into as of July 20, 2006, by and among the Office of Finance and each of the Federal Home Loan Banks, as amended and restated on January 1, 2017
Form 10-K, filed March 16, 2017

10.5	Joint Capital Enhancement Agreement, as amended on August 5, 2011, by and among each of the Federal Home Loan Banks	Form 8-K, filed August 5, 2011

10.6 (2)	Incentive Compensation Plan as of January 1, 2018	Form 10-K, filed March 15, 2018

10.7 (2)	Incentive Compensation Plan as of January 1, 2019	Filed Herewith

10.8 (2)	Federal Home Loan Bank of Cincinnati Benefit Equalization Plan (December 2008 Restatement)	Form 10-K, filed March 18, 2010

10.9 (2)	First Amendment to the Federal Home Loan Bank of Cincinnati Benefit Equalization Plan (December 2008 Restatement)	Form 10-K, filed March 18, 2010

10.10	Form of indemnification agreement between the Federal Home Loan Bank and each of its directors and executive officers (used from July 29, 2009 to December 31, 2016)	Form 8-K, filed July 30, 2009

10.11	Form of indemnification agreement between the Federal Home Loan Bank and each of its directors and executive officers (used from January 1, 2017 to November 4, 2018)	Form 10-K, filed March 16, 2017

10.12	Form of indemnification agreement between the Federal Home Loan Bank and each of its directors and executive officers (used after November 5, 2018)	Filed Herewith

10.13	Federal Home Loan Bank of Cincinnati Executive Change in Control Severance Plan	Form 10-Q, filed November 9, 2017

24	Power of Attorney (included in Signature Page)	Filed Herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	Filed Herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	Filed Herewith

32	Section 1350 Certifications	Furnished Herewith

Exhibit Number (1)	Description of exhibit	Document filed or furnished, as indicated below

99.1	Audit Committee Letter	Furnished Herewith

99.2	Audit Committee Charter	Furnished Herewith

101.INS	XBRL Instance Document	Filed Herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed Herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed Herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed Herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed Herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed Herewith

(1)	Numbers coincide with Item 601 of Regulation S-K.

(2)	Indicates management compensation plan or arrangement.