Form 10-Q
period 2019-03-31
Federal Home Loan Bank of Cincinnati
filed 2019-05-09
CIK 1326771

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
☐ Yes   ☒ No

Securities registered pursuant to Section 12(b) of the Act: None

The capital stock of the registrant is not listed on any securities exchange or quoted on any automated quotation system, only may be owned by members and former members and is transferable only at its par value of $100 per share. As of April 30, 2019, the registrant had 42,157,918 shares of capital stock outstanding, which included stock classified as mandatorily redeemable.

Page 1 of	74

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CONDITION
(Unaudited)
(In thousands, except par value)

	March 31, 2019	December 31, 2018
ASSETS
Cash and due from banks	$20,685	$10,037
Interest-bearing deposits	390,174	122
Securities purchased under agreements to resell	2,828,796	4,402,208
Federal funds sold	11,820,000	10,793,000
Investment securities:
Trading securities	5,582,966	223,980
Available-for-sale securities	1,070,297	2,402,897
Held-to-maturity securities (includes $0 and $0 pledged as collateral at March 31, 2019 and December 31, 2018, respectively, that may be repledged) (a)	15,857,805	15,791,222
Total investment securities	22,511,068	18,418,099
Advances (includes $10,108 and $10,008 at fair value under fair value option at March 31, 2019 and December 31, 2018, respectively)	54,879,643	54,822,252
Mortgage loans held for portfolio, net of allowance for credit losses of $779 and $840 at March 31, 2019 and December 31, 2018, respectively	10,519,218	10,500,917
Accrued interest receivable	231,846	169,982
Derivative assets	154,989	65,765
Other assets	21,348	20,191
TOTAL ASSETS	$103,377,767	$99,202,573
LIABILITIES
Deposits	$776,151	$669,016
Consolidated Obligations:
Discount Notes	44,211,775	46,943,632
Bonds (includes $5,471,536 and $3,906,610 at fair value under fair value option at March 31, 2019 and December 31, 2018, respectively)	52,124,054	45,659,138
Total Consolidated Obligations	96,335,829	92,602,770
Mandatorily redeemable capital stock	23,470	23,184
Accrued interest payable	162,752	147,337
Affordable Housing Program payable	122,249	117,336
Derivative liabilities	2,343	4,586
Other liabilities	877,863	308,128
Total liabilities	98,300,657	93,872,357
Commitments and contingencies
CAPITAL
Capital stock Class B putable ($100 par value); issued and outstanding shares: 40,590 shares at March 31, 2019 and 43,205 shares at December 31, 2018	4,058,981	4,320,459
Retained earnings:
Unrestricted	625,103	631,971
Restricted	405,481	390,829
Total retained earnings	1,030,584	1,022,800
Accumulated other comprehensive loss	(12,455)	(13,043)
Total capital	5,077,110	5,330,216
TOTAL LIABILITIES AND CAPITAL	$103,377,767	$99,202,573

(a)	Fair values: $15,724,778 and $15,575,368 at March 31, 2019 and December 31, 2018, respectively.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF INCOME
(Unaudited)

(In thousands)	Three Months Ended March 31,
	2019	2018
INTEREST INCOME:
Advances	$402,777	$318,421
Prepayment fees on Advances, net	15	40
Interest-bearing deposits	1,544	103
Securities purchased under agreements to resell	18,825	6,957
Federal funds sold	63,829	34,738
Investment securities:
Trading securities	5,171	5
Available-for-sale securities	13,559	3,279
Held-to-maturity securities	106,473	82,920
Total investment securities	125,203	86,204
Mortgage loans held for portfolio	88,665	77,746
Loans to other FHLBanks	20	20
Total interest income	700,878	524,229
INTEREST EXPENSE:
Consolidated Obligations:
Discount Notes	311,710	181,371
Bonds	262,863	222,468
Total Consolidated Obligations	574,573	403,839
Deposits	3,698	1,885
Mandatorily redeemable capital stock	349	445
Total interest expense	578,620	406,169
NET INTEREST INCOME	122,258	118,060
NON-INTEREST INCOME (LOSS):
Net gains (losses) on investment securities	22,126	(2)
Net (losses) gains on financial instruments held under fair value option	(17,181)	19,725
Net losses on derivatives and hedging activities	(25,959)	(26,373)
Other, net	2,615	2,793
Total non-interest income (loss)	(18,399)	(3,857)
NON-INTEREST EXPENSE:
Compensation and benefits	12,659	12,693
Other operating expenses	5,477	5,128
Finance Agency	1,696	1,564
Office of Finance	1,366	1,337
Other	1,225	1,402
Total non-interest expense	22,423	22,124
INCOME BEFORE ASSESSMENTS	81,436	92,079
Affordable Housing Program assessments	8,179	9,252
NET INCOME	$73,257	$82,827
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(In thousands)	Three Months Ended March 31,
	2019	2018
Net income	$73,257	$82,827
Other comprehensive income adjustments:
Net unrealized gains on available-for-sale securities	187	143
Pension and postretirement benefits	401	486
Total other comprehensive income adjustments	588	629
Comprehensive income	$73,845	$83,456

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CAPITAL
(Unaudited)

(In thousands)	Capital Stock Class B - Putable		Retained Earnings			Accumulated Other Comprehensive	Total
	Shares	Par Value	Unrestricted	Restricted	Total	Loss	Capital
BALANCE, DECEMBER 31, 2017	42,411	$4,241,140	$617,034	$322,999	$940,033	$(16,660)	$5,164,513
Comprehensive income			66,262	16,565	82,827	629	83,456
Proceeds from sale of capital stock	2,824	282,415					282,415
Net shares reclassified to mandatorily redeemable capital stock	—	(65)					(65)
Cash dividends on capital stock			(61,372)		(61,372)		(61,372)
BALANCE, MARCH 31, 2018	45,235	$4,523,490	$621,924	$339,564	$961,488	$(16,031)	$5,468,947

BALANCE, DECEMBER 31, 2018	43,205	$4,320,459	$631,971	$390,829	$1,022,800	$(13,043)	$5,330,216
Comprehensive income			58,605	14,652	73,257	588	73,845
Proceeds from sale of capital stock	2,281	228,106					228,106
Repurchase of capital stock	(4,886)	(488,544)					(488,544)
Net shares reclassified to mandatorily redeemable capital stock	(10)	(1,040)					(1,040)
Cash dividends on capital stock			(65,473)		(65,473)		(65,473)
BALANCE, MARCH 31, 2019	40,590	$4,058,981	$625,103	$405,481	$1,030,584	$(12,455)	$5,077,110

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CASH FLOWS
(Unaudited)

(In thousands)	Three Months Ended March 31,
	2019	2018
OPERATING ACTIVITIES:
Net income	$73,257	$82,827
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,144	21,327
Net change in derivative and hedging activities	(58,808)	36,698
Net change in fair value adjustments on trading securities	(22,126)	2
Net change in fair value adjustments on financial instruments held under fair value option	17,181	(19,725)
Other adjustments	177	—
Net change in:
Accrued interest receivable	(61,925)	(20,247)
Other assets	4,977	3,847
Accrued interest payable	13,051	1,077
Other liabilities	(2,705)	(543)
Total adjustments	(73,034)	22,436
Net cash provided by operating activities	223	105,263

INVESTING ACTIVITIES:
Net change in:
Interest-bearing deposits	(473,043)	2,574
Securities purchased under agreements to resell	1,573,412	6,065,851
Federal funds sold	(1,027,000)	(14,125,000)
Premises, software, and equipment	(455)	(888)
Trading securities:
Proceeds from maturities of long-term	31	55
Purchases of long-term	(4,738,086)	—
Available-for-sale securities:
Net decrease in short-term	1,400,000	400,000
Purchases of long-term	(76,000)	—
Held-to-maturity securities:
Net decrease in short-term	1,122	992
Proceeds from maturities of long-term	503,158	556,816
Purchases of long-term	(588,085)	(1,857,422)
Advances:
Repaid	410,450,110	1,062,801,343
Originated	(410,455,274)	(1,056,807,749)
Mortgage loans held for portfolio:
Principal collected	226,964	255,683
Purchases	(249,754)	(317,562)
Net cash used in investing activities	(3,452,900)	(3,025,307)

The accompanying notes are an integral part of these financial statements.

(continued from previous page)
FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CASH FLOWS
(Unaudited)

(In thousands)	Three Months Ended March 31,
	2019	2018
FINANCING ACTIVITIES:
Net change in deposits and pass-through reserves	$102,205	$38,218
Net payments on derivative contracts with financing elements	(92)	(409)
Net proceeds from issuance of Consolidated Obligations:
Discount Notes	125,632,457	116,799,928
Bonds	11,340,789	6,310,660
Payments for maturing and retiring Consolidated Obligations:
Discount Notes	(128,399,569)	(109,940,338)
Bonds	(4,885,800)	(8,680,425)
Proceeds from issuance of capital stock	228,106	282,415
Payments for repurchase of capital stock	(488,544)	—
Payments for repurchase/redemption of mandatorily redeemable capital stock	(754)	(1,998)
Cash dividends paid	(65,473)	(61,372)
Net cash provided by financing activities	3,463,325	4,746,679
Net increase in cash and due from banks	10,648	1,826,635
Cash and due from banks at beginning of the period	10,037	26,550
Cash and due from banks at end of the period	$20,685	$1,853,185
Supplemental Disclosures:
Interest paid	$535,427	$392,372
Affordable Housing Program payments, net	$3,266	$4,565

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Background Information

The Federal Home Loan Bank of Cincinnati (the FHLB), a federally chartered corporation, is one of 11 District Federal Home Loan Banks (FHLBanks). The FHLBanks are government-sponsored enterprises (GSEs) that serve the public by enhancing the availability of credit for residential mortgages and targeted community development. The FHLB is regulated by the Federal Housing Finance Agency (Finance Agency).

Note 1 - Basis of Presentation

The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of financial statements in accordance with GAAP requires management to make assumptions and estimates. These assumptions and estimates affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. Actual results could differ from these estimates. The interim financial statements presented are unaudited, but they include all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations, and cash flows for such periods. These financial statements do not include all disclosures associated with annual financial statements and accordingly should be read in conjunction with the audited financial statements and notes included in the FHLB's Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission (SEC). Results for the three months ended March 31, 2019 are not necessarily indicative of operating results for the full year.

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

The net exposure for these financial instruments can change on a daily basis; therefore, there may be a delay between the time this exposure change is identified and additional collateral is requested, and the time this collateral is received or pledged. Likewise, there may be a delay for excess collateral to be returned. For derivative instruments that meet the requirements for netting, any excess cash collateral received or pledged is recognized as a derivative liability or derivative asset. Additional information regarding these agreements is provided in Note 10. Based on the fair value of the related collateral held, the securities purchased under agreements to resell were fully collateralized for the periods presented. For more information about the FHLB's investments in securities purchased under agreements to resell, see “Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies” in the FHLB's 2018 Annual Report on Form 10-K.

The FHLB did not hold any equity securities as of March 31, 2019 and December 31, 2018.

Subsequent Events. The FHLB has evaluated subsequent events for potential recognition or disclosure through the issuance of these financial statements and believes there have been no material subsequent events requiring additional disclosure or recognition in these financial statements.

Note 2 - Recently Issued Accounting Standards and Interpretations

Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes. On October 25, 2018, the Financial Accounting Standards Board (FASB) issued guidance that permits the OIS rate based on SOFR as an eligible U.S. benchmark interest rate for hedge accounting purposes, to facilitate the LIBOR to SOFR transition. This guidance became effective for the FHLB for the interim and annual periods beginning on January 1, 2019 (concurrent with the adoption of the hedging standard mentioned below). This guidance was adopted prospectively for qualifying new or re-designated hedging relationships entered into on or after January 1, 2019. Upon adoption, this guidance did not have an impact on the FHLB’s financial condition, results of operations, or cash flows.

Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. On August 29, 2018, the FASB issued amended guidance that aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). This guidance becomes effective for the FHLB for the interim and annual periods beginning on January 1, 2020. Early adoption is permitted. The FHLB does not intend to adopt this guidance early. The FHLB is in the process of evaluating this guidance, but its effect on the FHLB’s financial condition, results of operations, or cash flows is not expected to be material.

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

Measurement of Credit Losses on Financial Instruments. On June 16, 2016, the FASB issued amended guidance for the accounting of credit losses on financial instruments. The amendments require entities to immediately record the full amount of expected credit losses in their loan portfolios. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The guidance also requires, among other things, credit losses relating to available-for-sale debt securities to be recorded through an allowance for credit losses and expanded disclosure requirements. The guidance becomes effective for the FHLB for the interim and annual periods beginning on January 1, 2020. Early adoption is permitted. The guidance should be applied using a modified-retrospective approach, through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. In addition, entities are required to use a prospective transition approach for debt securities for which an other-than-temporary impairment had been recognized before the effective date. The FHLB does not intend to adopt the new guidance early. Based on its preliminary assessments, the FHLB does not expect the guidance to result in an allowance for credit losses for certain financial instruments including Advances, U.S. obligation/GSE investments, securities purchased under agreement to resell and other short-term investments given the specific terms, issuer guarantees, and/or collateralized/secured nature of the instruments. For mortgage loans held for portfolio, the FHLB does not expect the guidance to have a material impact. However, the FHLB's expectation of the guidance's ultimate impact on its financial condition, results of operations, and cash flows may change depending upon the composition of the FHLB’s financial assets at the adoption date and the economic conditions and forecasts at that time.

Leases. On February 25, 2016, the FASB issued guidance that requires recognition of lease assets and lease liabilities on the Statement of Condition and disclosure of key information about leasing arrangements. In particular, this guidance requires a lessee, of operating or finance leases, to recognize on the Statement of Condition a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. This guidance became effective for the FHLB for the interim and annual periods beginning on January 1, 2019. The FHLB elected to adopt this guidance using the modified retrospective method, and therefore, did not restate prior periods. On January 1, 2019, the FHLB recognized a right-of-use asset of $5,473,000 in other assets and a lease liability of $6,141,000 in other liabilities on its Statement of Condition for its operating leases. As permitted, the FHLB elected to not recognize a right-of-use asset or lease liability for its leases with terms of 12 months or less. The FHLB has determined that its leasing activities are not material to its financial condition, results of operations, or cash flows.

Note 3 - Trading Securities

Table 3.1 - Trading Securities by Major Security Types (in thousands)

Fair Value	March 31, 2019	December 31, 2018
Non-mortgage-backed securities (non-MBS):
U.S. Treasury obligations	$4,968,386	$—
GSE obligations	613,999	223,368
Total non-MBS	5,582,385	223,368
Mortgage-backed securities (MBS):
U.S. obligation single-family MBS	581	612
Total	$5,582,966	$223,980

Table 3.2 - Net Gains (Losses) on Trading Securities (in thousands)

	Three Months Ended March 31,
	2019	2018
Net gains (losses) on trading securities held at period end	$22,126	$(2)
Net gains (losses) on trading securities	$22,126	$(2)

Note 4 - Available-for-Sale Securities

Table 4.1 - Available-for-Sale Securities by Major Security Types (in thousands)

	March 31, 2019
	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$950,000	$120	$—	$950,120
GSE obligations	120,220	123	(166)	120,177
Total	$1,070,220	$243	$(166)	$1,070,297

	December 31, 2018
	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$2,350,000	$71	$(69)	$2,350,002
GSE obligations	53,007	16	(128)	52,895
Total	$2,403,007	$87	$(197)	$2,402,897

(1)	Amortized cost of available-for-sale securities includes adjustments made to the cost basis of an investment for accretion, amortization, and/or fair value hedge accounting adjustments.

All securities outstanding with gross unrealized losses at March 31, 2019 and December 31, 2018 were in a continuous unrealized loss position for less than 12 months.

Table 4.2 - Available-for-Sale Securities by Contractual Maturity (in thousands)

	March 31, 2019		December 31, 2018
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in 1 year or less	$950,000	$950,120	$2,350,000	$2,350,002
Due after 1 year through 5 years	—	—	—	—
Due after 5 years through 10 years	111,070	110,990	48,999	48,904
Due after 10 years	9,150	9,187	4,008	3,991
Total	$1,070,220	$1,070,297	$2,403,007	$2,402,897

Table 4.3 - Interest Rate Payment Terms of Available-for-Sale Securities (in thousands)

	March 31, 2019	December 31, 2018
Amortized cost of available-for-sale securities:
Fixed-rate	$1,070,220	$2,403,007

Realized Gains and Losses. The FHLB had no sales of securities out of its available-for-sale portfolio for the three months ended March 31, 2019 or 2018.

Note 5 - Held-to-Maturity Securities

Table 5.1 - Held-to-Maturity Securities by Major Security Types (in thousands)

	March 31, 2019
	Amortized Cost (1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
Non-MBS:
U.S. Treasury obligations	$34,545	$8	$—	$34,553
Total non-MBS	34,545	8	—	34,553
MBS:
U.S. obligation single-family MBS	1,963,465	581	(23,637)	1,940,409
GSE single-family MBS	5,342,366	20,869	(106,736)	5,256,499
GSE multi-family MBS	8,517,429	510	(24,622)	8,493,317
Total MBS	15,823,260	21,960	(154,995)	15,690,225
Total	$15,857,805	$21,968	$(154,995)	$15,724,778

	December 31, 2018
	Amortized Cost (1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
Non-MBS:
U.S. Treasury obligations	$35,667	$—	$(6)	$35,661
Total non-MBS	35,667	—	(6)	35,661
MBS:
U.S. obligation single-family MBS	2,040,642	540	(47,463)	1,993,719
GSE single-family MBS	5,543,524	9,891	(162,097)	5,391,318
GSE multi-family MBS	8,171,389	1,739	(18,458)	8,154,670
Total MBS	15,755,555	12,170	(228,018)	15,539,707
Total	$15,791,222	$12,170	$(228,024)	$15,575,368

(1)	Carrying value equals amortized cost.

Table 5.2 - Net Purchased Premiums Included in the Amortized Cost of MBS Classified as Held-to-Maturity (in thousands)

	March 31, 2019	December 31, 2018
Premiums	$40,279	$42,299
Discounts	(18,158)	(19,730)
Net purchased premiums	$22,121	$22,569

Table 5.3 summarizes the held-to-maturity securities with unrealized losses, which are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

Table 5.3 - Held-to-Maturity Securities in a Continuous Unrealized Loss Position (in thousands)

	March 31, 2019
	Less than 12 Months		12 Months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
MBS:
U.S. obligation single-family MBS	$49,342	$(22)	$1,591,030	$(23,615)	$1,640,372	$(23,637)
GSE single-family MBS	26,932	(50)	3,779,713	(106,686)	3,806,645	(106,736)
GSE multi-family MBS	5,839,555	(23,223)	1,104,643	(1,399)	6,944,198	(24,622)
Total	$5,915,829	$(23,295)	$6,475,386	$(131,700)	$12,391,215	$(154,995)

	December 31, 2018
	Less than 12 Months		12 Months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Non-MBS:
U.S. Treasury obligations	$35,661	$(6)	$—	$—	$35,661	$(6)
Total non-MBS	35,661	(6)	—	—	35,661	(6)
MBS:
U.S. obligation single-family MBS	175,663	(1,571)	1,526,835	(45,892)	1,702,498	(47,463)
GSE single-family MBS	401,509	(1,581)	3,859,608	(160,516)	4,261,117	(162,097)
GSE multi-family MBS	5,976,323	(18,185)	229,739	(273)	6,206,062	(18,458)
Total MBS	6,553,495	(21,337)	5,616,182	(206,681)	12,169,677	(228,018)
Total	$6,589,156	$(21,343)	$5,616,182	$(206,681)	$12,205,338	$(228,024)

Table 5.4 - Held-to-Maturity Securities by Contractual Maturity (in thousands)

	March 31, 2019		December 31, 2018
Year of Maturity	Amortized Cost (1)	Fair Value	Amortized Cost (1)	Fair Value
Non-MBS:
Due in 1 year or less	$34,545	$34,553	$35,667	$35,661
Due after 1 year through 5 years	—	—	—	—
Due after 5 years through 10 years	—	—	—	—
Due after 10 years	—	—	—	—
Total non-MBS	34,545	34,553	35,667	35,661
MBS (2)	15,823,260	15,690,225	15,755,555	15,539,707
Total	$15,857,805	$15,724,778	$15,791,222	$15,575,368

(1)	Carrying value equals amortized cost.

(2)
MBS are not presented by contractual maturity because their expected maturities will likely differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 5.5 - Interest Rate Payment Terms of Held-to-Maturity Securities (in thousands)

	March 31, 2019	December 31, 2018
Amortized cost of non-MBS:
Fixed-rate	$34,545	$35,667
Total amortized cost of non-MBS	34,545	35,667
Amortized cost of MBS:
Fixed-rate	6,415,731	6,652,055
Variable-rate	9,407,529	9,103,500
Total amortized cost of MBS	15,823,260	15,755,555
Total	$15,857,805	$15,791,222

Realized Gains and Losses. From time to time the FHLB may sell securities out of its held-to-maturity portfolio. These securities, generally, have less than 15 percent of the acquired principal outstanding at the time of the sale. These sales are considered maturities for the purposes of security classification. For the three months ended March 31, 2019 and 2018, the FHLB did not sell any held-to-maturity securities.

Note 6 - Other-Than-Temporary Impairment Analysis

The FHLB evaluates any of its individual available-for-sale and held-to-maturity investment securities holdings in an unrealized loss position for other-than-temporary impairment on a quarterly basis.

U.S. Obligations and GSE Investments

For its U.S. obligations and GSE investments (MBS and non-MBS), the FHLB has determined that the strength of the issuers' guarantees through direct obligations or support from the U.S. government is sufficient to protect the FHLB from losses based on current expectations. As a result, the FHLB determined that, as of March 31, 2019, all of the gross unrealized losses on these investments were temporary as the declines in market value of these securities were not attributable to credit quality. Furthermore, the FHLB does not intend to sell the investments, and it is not more likely than not that the FHLB will be required to sell the investments before recovery of their amortized cost bases. As a result, the FHLB did not consider any of these investments to be other-than-temporarily impaired at March 31, 2019.

The FHLB did not consider any of its investments to be other-than-temporarily impaired at December 31, 2018.

Note 7 - Advances

The FHLB offers a wide range of fixed- and variable-rate Advance products with different maturities, interest rates, payment characteristics and optionality. The following table presents Advance redemptions by contractual maturity, including index-amortizing Advances, which are presented according to their predetermined amortization schedules.

Table 7.1 - Advances by Redemption Term (dollars in thousands)

	March 31, 2019		December 31, 2018
Redemption Term	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Overdrawn demand deposit accounts	$4	2.57%	$—	—%
Due in 1 year or less	39,326,315	2.56	38,592,494	2.56
Due after 1 year through 2 years	5,058,763	2.43	6,461,276	2.39
Due after 2 years through 3 years	2,744,395	2.34	3,146,830	2.30
Due after 3 years through 4 years	1,088,007	2.55	1,145,118	2.56
Due after 4 years through 5 years	1,634,781	2.70	935,439	2.76
Thereafter	5,025,125	2.92	4,591,015	2.98
Total principal amount	54,877,390	2.58	54,872,172	2.56
Commitment fees	(433)		(456)
Discount on Affordable Housing Program (AHP) Advances	(4,079)		(4,386)
Premiums	1,438		1,510
Discounts	(2,895)		(3,090)
Hedging adjustments	8,114		(43,506)
Fair value option valuation adjustments and accrued interest	108		8
Total	$54,879,643		$54,822,252

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

Table 7.2 - Advances by Redemption Term or Next Call Date (in thousands)

Redemption Term or Next Call Date	March 31, 2019	December 31, 2018
Overdrawn demand deposit accounts	$4	$—
Due in 1 year or less	44,731,169	43,793,555
Due after 1 year through 2 years	4,156,013	4,338,117
Due after 2 years through 3 years	1,881,485	3,490,580
Due after 3 years through 4 years	696,565	753,716
Due after 4 years through 5 years	1,387,029	905,189
Thereafter	2,025,125	1,591,015
Total principal amount	$54,877,390	$54,872,172

The FHLB also offers putable Advances. With a putable Advance, the FHLB effectively purchases put options from the member that allows the FHLB to terminate the Advance at predetermined dates. The FHLB normally would exercise its put option when interest rates increase relative to contractual rates.

Table 7.3 - Advances by Redemption Term or Next Put Date for Putable Advances (in thousands)

Redemption Term or Next Put Date	March 31, 2019	December 31, 2018
Overdrawn demand deposit accounts	$4	$—
Due in 1 year or less	39,848,815	38,827,494
Due after 1 year through 2 years	5,383,763	6,611,276
Due after 2 years through 3 years	2,981,895	3,221,830
Due after 3 years through 4 years	1,088,007	1,145,118
Due after 4 years through 5 years	1,334,781	835,439
Thereafter	4,240,125	4,231,015
Total principal amount	$54,877,390	$54,872,172

Table 7.4 - Advances by Interest Rate Payment Terms (in thousands)

	March 31, 2019	December 31, 2018
Total fixed-rate (1)	$32,621,574	$23,988,298
Total variable-rate (1)	22,255,816	30,883,874
Total principal amount	$54,877,390	$54,872,172

(1)	Payment terms based on current interest rate terms, which reflect any option exercises or rate conversions that have occurred subsequent to the related Advance issuance.

Table 7.5 - Borrowers Holding Five Percent or more of Total Advances, Including Any Known Affiliates that are Members of the FHLB (dollars in millions)

March 31, 2019			December 31, 2018
	Principal	% of Total Principal Amount of Advances		Principal	% of Total Principal Amount of Advances
JPMorgan Chase Bank, N.A.	$24,900	45%	JPMorgan Chase Bank, N.A.	$23,400	43%
Third Federal Savings and Loan Association	3,583	7	U.S. Bank, N.A.	4,574	8
U.S. Bank, N.A.	3,574	7	Third Federal Savings and Loan Association	3,727	7
Total	$32,057	59%	Total	$31,701	58%

Note 8 - Mortgage Loans Held for Portfolio

Table 8.1 - Mortgage Loans Held for Portfolio (in thousands)

	March 31, 2019	December 31, 2018
Unpaid principal balance:
Fixed rate medium-term single-family mortgage loans (1)	$894,039	$933,340
Fixed rate long-term single-family mortgage loans	9,395,962	9,338,814
Total unpaid principal balance	10,290,001	10,272,154
Premiums	225,092	227,161
Discounts	(2,525)	(2,603)
Hedging basis adjustments (2)	7,429	5,045
Total mortgage loans held for portfolio	$10,519,997	$10,501,757

(1)	Medium-term is defined as a term of 15 years or less.

(2)
Represents the unamortized balance of the mortgage purchase commitments' market values at the time of settlement. The market value of the commitment is included in the basis of the mortgage loan and amortized accordingly.

Table 8.2 - Mortgage Loans Held for Portfolio by Collateral/Guarantee Type (in thousands)

	March 31, 2019	December 31, 2018
Unpaid principal balance:
Conventional mortgage loans	$10,026,673	$9,999,307
Federal Housing Administration (FHA) mortgage loans	263,328	272,847
Total unpaid principal balance	$10,290,001	$10,272,154

Table 8.3 - Members, Including Any Known Affiliates that are Members of the FHLB, and Former Members Selling Five Percent or more of Total Unpaid Principal (dollars in millions)

	March 31, 2019			December 31, 2018
	Principal	% of Total		Principal	% of Total
Union Savings Bank	$3,447	34%	Union Savings Bank	$3,449	34%
Guardian Savings Bank FSB	967	9	Guardian Savings Bank FSB	987	10

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

Using a risk-based approach, the FHLB considers the payment status, collateralization levels, and borrower's financial condition to be indicators of credit quality for its credit products. At March 31, 2019 and December 31, 2018, the FHLB had rights to collateral on a member-by-member basis with an estimated value in excess of its outstanding extensions of credit.

The FHLB evaluates and makes changes to its collateral guidelines, as necessary, based on current market conditions. At March 31, 2019 and December 31, 2018, the FHLB did not have any Advances that were past due, in non-accrual status or impaired. In addition, there were no troubled debt restructurings related to credit products of the FHLB during the three months ended March 31, 2019 or 2018.

The FHLB has not experienced any credit losses on Advances since it was founded in 1932. Based upon the collateral held as security, its credit extension and collateral policies and the repayment history on credit products, the FHLB did not record any credit losses on credit products as of March 31, 2019 or December 31, 2018. Accordingly, the FHLB did not record any allowance for credit losses on Advances.

At March 31, 2019 and December 31, 2018, the FHLB did not record any liability to reflect an allowance for credit losses for off-balance sheet credit exposures. See Note 19 for additional information on the FHLB's off-balance sheet credit exposure.

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

Table 9.1 - Rollforward of Allowance for Credit Losses on Conventional Mortgage Loans (in thousands)

	Three Months Ended March 31,
	2019	2018
Balance, beginning of period	$840	$1,190
Net charge offs	(61)	(122)
Balance, end of period	$779	$1,068

Table 9.2 - Allowance for Credit Losses and Recorded Investment on Conventional Mortgage Loans by Impairment Methodology (in thousands)

	March 31, 2019	December 31, 2018
Allowance for credit losses:
Collectively evaluated for impairment	$779	$840
Individually evaluated for impairment	—	—
Total allowance for credit losses	$779	$840
Recorded investment:
Collectively evaluated for impairment	$10,277,146	$10,249,169
Individually evaluated for impairment	10,886	10,554
Total recorded investment	$10,288,032	$10,259,723

Credit Enhancements. The conventional mortgage loans under the MPP are supported by some combination of credit enhancements (primary mortgage insurance (PMI), supplemental mortgage insurance (SMI) and the Lender Risk Account (LRA), including pooled LRA for those members participating in an aggregated MPP pool). The amount of credit enhancements needed to protect the FHLB against credit losses is determined through use of a third-party default model. These credit enhancements apply after a homeowner's equity is exhausted. Beginning in February 2011, the FHLB discontinued the use of SMI for all new loan purchases and replaced it with expanded use of the LRA. The LRA is funded by the FHLB as a portion of the purchase proceeds to cover expected losses. The LRA is recorded in other liabilities in the Statements of Condition. Excess funds over required balances are returned to the member in accordance with a step-down schedule that is established upon execution of a Master Commitment Contract, subject to performance of the related loan pool. The LRA established for a pool of loans is limited to only covering losses of that specific pool of loans.

Table 9.3 - Changes in the LRA (in thousands)

Three Months Ended
March 31, 2019
LRA at beginning of year	$213,260
Additions	3,114
Claims	(8)
Scheduled distributions	(2,306)
LRA at end of period	$214,060

Credit Quality Indicators. Key credit quality indicators for mortgage loans include the migration of past due loans, loans in process of foreclosure, and non-accrual loans. The table below summarizes the FHLB's key credit quality indicators for mortgage loans.

Table 9.4 - Recorded Investment in Delinquent Mortgage Loans (dollars in thousands)

	March 31, 2019
	Conventional MPP Loans	FHA Loans	Total
Past due 30-59 days delinquent	$35,814	$15,013	$50,827
Past due 60-89 days delinquent	7,635	3,510	11,145
Past due 90 days or more delinquent	11,743	6,046	17,789
Total past due	55,192	24,569	79,761
Total current mortgage loans	10,232,840	242,359	10,475,199
Total mortgage loans	$10,288,032	$266,928	$10,554,960
Other delinquency statistics:
In process of foreclosure, included above (1)	$8,043	$3,631	$11,674
Serious delinquency rate (2)	0.11%	2.38%	0.17%
Past due 90 days or more still accruing interest (3)	$11,121	$6,046	$17,167
Loans on non-accrual status, included above	$2,109	$—	$2,109

	December 31, 2018
	Conventional MPP Loans	FHA Loans	Total
Past due 30-59 days delinquent	$29,596	$14,845	$44,441
Past due 60-89 days delinquent	7,175	4,238	11,413
Past due 90 days or more delinquent	12,807	7,210	20,017
Total past due	49,578	26,293	75,871
Total current mortgage loans	10,210,145	250,308	10,460,453
Total mortgage loans	$10,259,723	$276,601	$10,536,324
Other delinquency statistics:
In process of foreclosure, included above (1)	$7,557	$4,635	$12,192
Serious delinquency rate (2)	0.13%	2.65%	0.19%
Past due 90 days or more still accruing interest (3)	$11,773	$7,210	$18,983
Loans on non-accrual status, included above	$2,535	$—	$2,535

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

The FHLB did not have any real estate owned at March 31, 2019 or December 31, 2018.

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

The FHLB's recorded investment in modified loans considered troubled debt restructurings was (in thousands) $10,886 and $10,554 at March 31, 2019 and December 31, 2018, respectively. The amount of troubled debt restructurings is not considered material to the FHLB's financial condition, results of operations, or cash flows.

Note 10 - Derivatives and Hedging Activities

Nature of Business Activity

The FHLB is exposed to interest rate risk primarily from the effect of interest rate changes on its interest-earning assets and on the interest-bearing liabilities that finance these assets. The goal of the FHLB's interest-rate risk management strategy is not to eliminate interest-rate risk, but to manage it within appropriate limits. To mitigate the risk of loss, the FHLB has established policies and procedures, which include guidelines on the amount of exposure to interest rate changes it is willing to accept. In addition, the FHLB monitors the risk to its interest income, net interest margin and average maturity of interest-earning assets and interest-bearing liabilities. The FHLB uses derivatives when they are considered to be the most cost-effective alternative to achieve the FHLB's financial and risk management objectives. See Note 11 - Derivatives and Hedging Activities in the FHLB's 2018 Annual Report on Form 10-K for additional information on the FHLB's derivative transactions.

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

Table 10.1 - Fair Value of Derivative Instruments (in thousands)

	March 31, 2019
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as fair value hedging instruments:
Interest rate swaps	$7,567,598	$9,535	$21,248
Derivatives not designated as hedging instruments:
Interest rate swaps	11,223,432	8,905	2,488
Interest rate swaptions	3,500,000	10,257	—
Forward rate agreements	389,000	26	1,817
Mortgage delivery commitments	341,104	2,346	78
Total derivatives not designated as hedging instruments	15,453,536	21,534	4,383
Total derivatives before adjustments	$23,021,134	31,069	25,631
Netting adjustments and cash collateral (1)		123,920	(23,288)
Total derivative assets and total derivative liabilities		$154,989	$2,343

	December 31, 2018
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as fair value hedging instruments:
Interest rate swaps	$6,207,278	$2,393	$16,810
Derivatives not designated as hedging instruments:
Interest rate swaps	4,322,480	3,311	1,904
Interest rate swaptions	3,000,000	15,911	—
Forward rate agreements	131,000	—	2,664
Mortgage delivery commitments	146,009	1,726	1
Total derivatives not designated as hedging instruments	7,599,489	20,948	4,569
Total derivatives before adjustments	$13,806,767	23,341	21,379
Netting adjustments and cash collateral (1)		42,424	(16,793)
Total derivative assets and total derivative liabilities		$65,765	$4,586

(1)
Amounts represent the application of the netting requirements that allow the FHLB to settle positive and negative positions, and also cash collateral and related accrued interest held or placed by the FHLB with the same clearing agent and/or counterparty. Cash collateral posted and related accrued interest was (in thousands) $154,298 and $71,246 at March 31, 2019 and December 31, 2018. Cash collateral received and related accrued interest was (in thousands) $7,090 and $12,029 at March 31, 2019 and December 31, 2018.

In connection with the adoption of new accounting guidance, changes in fair value of the derivative hedging instrument and the hedged item attributable to the hedged risk for designated fair value hedges are recorded in net interest income in the same line as the earnings effect of the hedged item beginning on January 1, 2019. Prior to January 1, 2019, for designated fair value hedges, any hedge ineffectiveness (which represented the amount by which the change in the fair value of the derivative differed from the change in the fair value of the hedge item) was recorded in non-interest income as net gains (losses) on derivatives and hedging activities. See Note 2 for additional information on the adoption of Targeted Improvements to Accounting for Hedging Activities.

Table 10.2 presents the impact of qualifying fair value hedging relationships on the Statements of Income as well as the total interest income (expense) by product.

Table 10.2 - Impact of Fair Value Hedging Relationships on the Statements of Income (in thousands)

	Three Months Ended March 31, 2019
	Advances	Available-for-sale Securities	Consolidated Bonds
Total interest income (expense) recorded in the Statements of Income	$402,777	$13,559	$(262,863)
Impact of Fair Value Hedging Relationships on the Statements of Income (1)
Interest income/expense:
Net interest settlements	$13,676	$(15)	$195
Gain (loss) on derivatives	(52,594)	(2,228)	1,042
Gain (loss) on hedged items	51,621	2,212	(1,161)
Effect on net interest income	$12,703	$(31)	$76

	Three Months Ended March 31, 2018 (2)
	Advances	Consolidated Bonds
Impact of Fair Value Hedging Relationships on the Statements of Income (1)
Interest income/expense:
Net interest settlements (3)	$893	$(1,243)
Effect on net interest income	$893	$(1,243)
Non-interest income (loss):
Gain (loss) on derivatives	$43,053	$(411)
Gain (loss) on hedged items	(42,163)	513
Effect on non-interest income (loss)	$890	$102

(1)	Includes interest rate swaps.

(2)	Prior period amounts were not conformed to new hedge accounting guidance adopted January 1, 2019.

(3)	Excludes (amortization)/accretion on closed fair value hedge relationships of (in thousands) $(171) for the three months ended March 31, 2018.

Table 10.3 presents the cumulative basis adjustments on hedged items designated as fair value hedges and the related amortized cost of the hedged items.

Table 10.3 - Cumulative Basis Adjustments for Fair Value Hedges (in thousands)

	March 31, 2019
Hedged Item	Amortized Cost of Hedged Asset/ (Liability) (1)	Basis Adjustment for Active Hedging Relationships Included in Amortized Cost	Basis Adjustments for Discontinued Hedging Relationships Included in Amortized Cost	Cumulative Amount of Fair Value Hedging Basis Adjustments
Advances	$7,117,181	$6,971	$1,143	$8,114
Available-for-sale securities	120,220	3,220	—	3,220
Consolidated Bonds	(419,949)	(965)	—	(965)

(1)	Includes only the portion of amortized cost representing the hedged items in fair value hedging relationships.

Table 10.4 presents net gains (losses) related to derivatives and hedging activities recorded in non-interest income (loss). For fair value hedging relationships, the portion of net gains (losses) representing hedge ineffectiveness were recorded in non-interest income for periods prior to January 1, 2019.

Table 10.4 - Net Gains (Losses) on Derivatives and Hedging Activities Recorded in Non-interest Income (Loss) (in thousands)

	Three Months Ended March 31,
	2019	2018
Derivatives designated as fair value hedging relationships:
Interest rate swaps	N/A	$992
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	$(6,530)	(24,477)
Interest rate swaptions	(12,476)	4,658
Forward rate agreements	(2,167)	4,029
Net interest settlements	(8,167)	(7,324)
Mortgage delivery commitments	3,356	(4,249)
Total net losses related to derivatives not designated as hedging instruments	(25,984)	(27,363)
Price alignment amount (1)	25	(2)
Net losses on derivatives and hedging activities	$(25,959)	$(26,373)

(1)	This amount is for derivatives for which variation margin is characterized as a daily settled contract.

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

For cleared derivatives, the Clearinghouse is the FHLB's counterparty. The Clearinghouse notifies the clearing agent of the required initial and variation margin and the clearing agent in turn notifies the FHLB. The FHLB utilizes two Clearinghouses for all cleared derivative transactions, LCH Ltd. and CME Clearing. At both Clearinghouses, variation margin is characterized as daily settlement payments, while initial margin is considered to be collateral. The requirement that the FHLB post initial and variation margin through the clearing agent, to the Clearinghouse, exposes the FHLB to credit risk if the clearing agent or the Clearinghouse fails to meet its obligations. The use of cleared derivatives is intended to mitigate credit risk exposure because a central counterparty is substituted for individual counterparties and collateral/payments for changes in the value of cleared derivatives is posted daily through a clearing agent.

For cleared derivatives, the Clearinghouse determines initial margin requirements and generally credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including, but not limited to, credit rating downgrades. At March 31, 2019, the FHLB was not required to post additional initial margin by its clearing agents based on credit considerations.

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

Table 10.5 presents separately the fair value of derivative instruments meeting or not meeting netting requirements, including the related collateral received from or pledged to counterparties. At March 31, 2019 and December 31, 2018, the FHLB did not receive or pledge any non-cash collateral. Any over-collateralization under an individual clearing agent and/or counterparty level is not included in the determination of the net unsecured amount.

Table 10.5 - Offsetting of Derivative Assets and Derivative Liabilities (in thousands)

	March 31, 2019
	Derivative Instruments Meeting Netting Requirements
	Amount Recognized	Gross Amount of Netting Adjustments and Cash Collateral	Derivative Instruments Not Meeting Netting Requirements (1)	Total Derivative Assets and Total Derivative Liabilities
Derivative Assets:
Uncleared	$15,856	$(13,175)	$2,372	$5,053
Cleared	12,841	137,095	—	149,936
Total				$154,989
Derivative Liabilities:
Uncleared	$21,499	$(21,051)	$1,895	$2,343
Cleared	2,237	(2,237)	—	—
Total				$2,343

	December 31, 2018
	Derivative Instruments Meeting Netting Requirements
	Amount Recognized	Gross Amount of Netting Adjustments and Cash Collateral	Derivative Instruments Not Meeting Netting Requirements (1)	Total Derivative Assets and Total Derivative Liabilities
Derivative Assets:
Uncleared	$20,284	$(20,250)	$1,726	$1,760
Cleared	1,331	62,674	—	64,005
Total				$65,765
Derivative Liabilities:
Uncleared	$13,745	$(11,824)	$2,665	$4,586
Cleared	4,969	(4,969)	—	—
Total				$4,586

(1)	Represents mortgage delivery commitments and forward rate agreements that are not subject to an enforceable netting agreement.

Note 11 - Deposits

Table 11.1 - Deposits (in thousands)

	March 31, 2019	December 31, 2018
Interest bearing:
Demand and overnight	$704,091	$605,979
Term	57,800	51,600
Other	4,513	4,959
Total interest bearing	766,404	662,538
Non-interest bearing:
Other	9,747	6,478
Total non-interest bearing	9,747	6,478
Total deposits	$776,151	$669,016

Note 12 - Consolidated Obligations

Table 12.1 - Consolidated Discount Notes Outstanding (dollars in thousands)

	Book Value	Principal Amount	Weighted Average Interest Rate (1)
March 31, 2019	$44,211,775	$44,335,826	2.41%
December 31, 2018	$46,943,632	$47,071,113	2.35%

(1)	Represents an implied rate without consideration of concessions.

Table 12.2 - Consolidated Bonds Outstanding by Contractual Maturity (dollars in thousands)

	March 31, 2019		December 31, 2018
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$27,407,000	2.42%	$21,085,800	2.20%
Due after 1 year through 2 years	8,812,565	2.07	6,998,565	2.13
Due after 2 years through 3 years	5,195,595	2.31	6,829,595	2.05
Due after 3 years through 4 years	3,003,830	2.43	2,958,620	2.39
Due after 4 years through 5 years	3,091,175	2.72	3,248,975	2.63
Thereafter	4,590,405	2.96	4,525,635	2.94
Total principal amount	52,100,570	2.42	45,647,190	2.29
Premiums	70,972		75,809
Discounts	(28,989)		(29,275)
Hedging adjustments	965		(196)
Fair value option valuation adjustment and accrued interest	(19,464)		(34,390)
Total	$52,124,054		$45,659,138

Table 12.3 - Consolidated Bonds Outstanding by Call Features (in thousands)

	March 31, 2019	December 31, 2018
Principal Amount of Consolidated Bonds:
Non-callable	$44,862,570	$38,539,190
Callable	7,238,000	7,108,000
Total principal amount	$52,100,570	$45,647,190

Table 12.4 - Consolidated Bonds Outstanding by Contractual Maturity or Next Call Date (in thousands)

Year of Contractual Maturity or Next Call Date	March 31, 2019	December 31, 2018
Due in 1 year or less	$33,850,000	$27,173,800
Due after 1 year through 2 years	7,677,565	5,773,565
Due after 2 years through 3 years	3,282,595	5,060,595
Due after 3 years through 4 years	2,549,830	2,470,620
Due after 4 years through 5 years	1,919,175	2,231,975
Thereafter	2,821,405	2,936,635
Total principal amount	$52,100,570	$45,647,190

Table 12.5 - Consolidated Bonds by Interest-rate Payment Type (in thousands)

	March 31, 2019	December 31, 2018
Principal Amount of Consolidated Bonds:
Fixed-rate	$31,432,570	$29,837,190
Variable-rate	20,643,000	15,470,000
Step-up	25,000	340,000
Total principal amount	$52,100,570	$45,647,190

Note 13 - Affordable Housing Program (AHP)

The FHLBank Act requires each FHLBank to establish an AHP. Each FHLBank provides subsidies in the form of direct grants and below-market interest rate AHP Advances to members who use the funds to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. Each FHLBank is required to contribute to its AHP the greater of 10 percent of its previous year's income subject to assessment, or the prorated sum required to ensure the aggregate contribution by the FHLBanks is no less than $100 million for each year. For purposes of the AHP calculation, income subject to assessment is defined as net income before assessments, plus interest expense related to mandatorily redeemable capital stock. The FHLB accrues AHP expense monthly based on its income subject to assessment. The FHLB reduces the AHP liability as members use subsidies.

Table 13.1 - Analysis of AHP Liability (in thousands)

Balance at December 31, 2018	$117,336
Assessments (current year additions)	8,179
Subsidy uses, net	(3,266)
Balance at March 31, 2019	$122,249

Note 14 - Capital

Table 14.1 - Capital Requirements (dollars in thousands)

	March 31, 2019		December 31, 2018
	Minimum Requirement	Actual	Minimum Requirement	Actual
Risk-based capital	$901,116	$5,113,035	$837,666	$5,366,443
Capital-to-assets ratio (regulatory)	4.00%	4.95%	4.00%	5.41%
Regulatory capital	$4,135,111	$5,113,035	$3,968,103	$5,366,443
Leverage capital-to-assets ratio (regulatory)	5.00%	7.42%	5.00%	8.11%
Leverage capital	$5,168,888	$7,669,553	$4,960,129	$8,049,665

Restricted Retained Earnings. At March 31, 2019 and December 31, 2018 the FHLB had (in thousands) $405,481 and $390,829 in restricted retained earnings. These restricted retained earnings are not available to pay dividends but are available to absorb unexpected losses, if any, that the FHLB may experience.

Table 14.2 - Mandatorily Redeemable Capital Stock Rollforward (in thousands)

Balance, December 31, 2018	$23,184
Capital stock subject to mandatory redemption reclassified from equity	1,040
Repurchase/redemption of mandatorily redeemable capital stock	(754)
Balance, March 31, 2019	$23,470

Table 14.3 - Mandatorily Redeemable Capital Stock by Contractual Year of Redemption (in thousands)

Contractual Year of Redemption	March 31, 2019	December 31, 2018
Year 1	$147	$1,633
Year 2	224	371
Year 3	390	357
Year 4	1,142	1,209
Year 5	4,433	3,553
Thereafter (1)	624	624
Past contractual redemption date due to remaining activity (2)	16,510	15,437
Total	$23,470	$23,184

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

Note 15 - Accumulated Other Comprehensive Income (Loss)

The following tables summarize the changes in accumulated other comprehensive income (loss) for the three months ended March 31, 2019 and 2018.

Table 15.1 - Accumulated Other Comprehensive Income (Loss) (in thousands)

	Net unrealized (losses) gains on available-for-sale securities	Pension and postretirement benefits	Total accumulated other comprehensive (loss) income
BALANCE, DECEMBER 31, 2017	$(124)	$(16,536)	$(16,660)
Other comprehensive income before reclassification:
Net unrealized gains	143	—	143
Reclassifications from other comprehensive income to net income:
Amortization - pension and postretirement benefits	—	486	486
Net current period other comprehensive income	143	486	629
BALANCE, MARCH 31, 2018	$19	$(16,050)	$(16,031)

BALANCE, DECEMBER 31, 2018	$(110)	$(12,933)	$(13,043)
Other comprehensive income before reclassification:
Net unrealized gains	187	—	187
Reclassifications from other comprehensive income to net income:
Amortization - pension and postretirement benefits	—	401	401
Net current period other comprehensive income	187	401	588
BALANCE, MARCH 31, 2019	$77	$(12,532)	$(12,455)

Note 16 - Pension and Postretirement Benefit Plans

Qualified Defined Benefit Multi-employer Plan. The FHLB participates in the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra Defined Benefit Plan), a tax-qualified defined benefit pension plan. Under the Pentegra Defined Benefit Plan, contributions made by one participating employer may be used to provide benefits to employees of other participating employers because assets contributed by an employer are not segregated in a separate account or restricted to provide benefits only to employees of that employer. Also, in the event a participating employer is unable to meet its contribution requirements, the required contributions for the other participating employers could increase proportionately. The Pentegra Defined Benefit Plan covers all officers and employees of the FHLB who meet certain eligibility requirements. Contributions to the Pentegra Defined Benefit Plan charged to compensation and benefit expense were $1,968,000 and $2,526,000 in the three months ended March 31, 2019 and 2018, respectively.

Qualified Defined Contribution Plan. The FHLB also participates in the Pentegra Defined Contribution Plan for Financial Institutions, a tax-qualified, defined contribution plan. The FHLB contributes a percentage of the participants' compensation by making a matching contribution equal to a percentage of voluntary employee contributions, subject to certain IRS limitations. The FHLB contributed $497,000 and $477,000 in the three months ended March 31, 2019 and 2018, respectively.

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

Table 16.1 - Net Periodic Benefit Cost (in thousands)

	Three Months Ended March 31,
	Defined Benefit Retirement Plan		Postretirement Benefits Plan
	2019	2018	2019	2018
Net Periodic Benefit Cost
Service cost	$217	$276	$4	$5
Interest cost	383	332	45	41
Amortization of net loss	401	486	—	—
Net periodic benefit cost	$1,001	$1,094	$49	$46

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

Table 17.1 - Financial Performance by Operating Segment (in thousands)

	Three Months Ended March 31,
	Traditional Member Finance	MPP	Total
2019
Net interest income	$90,395	$31,863	$122,258
Non-interest income (loss)	(11,955)	(6,444)	(18,399)
Non-interest expense	19,390	3,033	22,423
Income before assessments	59,050	22,386	81,436
Affordable Housing Program assessments	5,940	2,239	8,179
Net income	$53,110	$20,147	$73,257
2018
Net interest income	$93,084	$24,976	$118,060
Non-interest income (loss)	(6,190)	2,333	(3,857)
Non-interest expense	18,864	3,260	22,124
Income before assessments	68,030	24,049	92,079
Affordable Housing Program assessments	6,847	2,405	9,252
Net income	$61,183	$21,644	$82,827

Table 17.2 - Asset Balances by Operating Segment (in thousands)

	Assets
	Traditional Member Finance	MPP	Total
March 31, 2019	$89,904,919	$13,472,848	$103,377,767
December 31, 2018	86,042,150	13,160,423	99,202,573

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

The FHLB reviews the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain financial assets or liabilities. Such reclassifications would be reported as transfers in/out at fair value as of the beginning of the quarter in which the changes occur. The FHLB did not have any transfers of assets or liabilities between fair value levels during the three months ended March 31, 2019 or 2018.

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

Table 18.1 - Fair Value Summary (in thousands)

	March 31, 2019
		Fair Value
Financial Instruments	Carrying Value	Total	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral (1)
Assets:
Cash and due from banks	$20,685	$20,685	$20,685	$—	$—	$—
Interest-bearing deposits	390,174	390,174	—	390,174	—	—
Securities purchased under agreements to resell	2,828,796	2,828,841	—	2,828,841	—	—
Federal funds sold	11,820,000	11,820,000	—	11,820,000	—	—
Trading securities	5,582,966	5,582,966	—	5,582,966	—	—
Available-for-sale securities	1,070,297	1,070,297	—	1,070,297	—	—
Held-to-maturity securities	15,857,805	15,724,778	—	15,724,778	—	—
Advances (2)	54,879,643	54,886,395	—	54,886,395	—	—
Mortgage loans held for portfolio, net	10,519,218	10,540,194	—	10,528,516	11,678	—
Accrued interest receivable	231,846	231,846	—	231,846	—	—
Derivative assets	154,989	154,989	—	31,069	—	123,920
Liabilities:
Deposits	776,151	776,153	—	776,153	—	—
Consolidated Obligations:
Discount Notes	44,211,775	44,215,842	—	44,215,842	—	—
Bonds (3)	52,124,054	52,119,032	—	52,119,032	—	—
Mandatorily redeemable capital stock	23,470	23,470	23,470	—	—	—
Accrued interest payable	162,752	162,752	—	162,752	—	—
Derivative liabilities	2,343	2,343	—	25,631	—	(23,288)
Other:
Commitments to extend credit for Advances	—	3	—	3	—	—
Standby bond purchase agreements	—	594	—	594	—	—

(1)
Amounts represent the application of the netting requirements that allow the FHLB to settle positive and negative positions and also cash collateral and related accrued interest held or placed by the FHLB with the same counterparty.

(2)	Includes (in thousands) $10,108 of Advances recorded under the fair value option at March 31, 2019.

(3)	Includes (in thousands) $5,471,536 of Consolidated Obligation Bonds recorded under the fair value option at March 31, 2019.

	December 31, 2018
		Fair Value
Financial Instruments	Carrying Value	Total	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral (1)
Assets:
Cash and due from banks	$10,037	$10,037	$10,037	$—	$—	$—
Interest-bearing deposits	122	122	—	122	—	—
Securities purchased under agreements to resell	4,402,208	4,402,237	—	4,402,237	—	—
Federal funds sold	10,793,000	10,793,000	—	10,793,000	—	—
Trading securities	223,980	223,980	—	223,980	—	—
Available-for-sale securities	2,402,897	2,402,897	—	2,402,897	—	—
Held-to-maturity securities	15,791,222	15,575,368	—	15,575,368	—	—
Advances (2)	54,822,252	54,736,645	—	54,736,645	—	—
Mortgage loans held for portfolio, net	10,500,917	10,329,982	—	10,317,010	12,972	—
Accrued interest receivable	169,982	169,982	—	169,982	—	—
Derivative assets	65,765	65,765	—	23,341	—	42,424
Liabilities:
Deposits	669,016	668,947	—	668,947	—	—
Consolidated Obligations:
Discount Notes	46,943,632	46,944,523	—	46,944,523	—	—
Bonds (3)	45,659,138	45,385,615	—	45,385,615	—	—
Mandatorily redeemable capital stock	23,184	23,184	23,184	—	—	—
Accrued interest payable	147,337	147,337	—	147,337	—	—
Derivative liabilities	4,586	4,586	—	21,379	—	(16,793)
Other:
Standby bond purchase agreements	—	443	—	443	—	—

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

Summary of Valuation Methodologies and Primary Inputs.

The valuation methodologies and primary inputs used to develop the measurement of fair value for assets and liabilities that are measured at fair value on a recurring or nonrecurring basis in the Statement of Condition are disclosed in Note 19 - Fair Value Disclosures in the FHLB's 2018 Annual Report on Form 10-K. There have been no changes in the valuation methodologies during 2019.

Fair Value Measurements.

Table 18.2 presents the fair value of financial assets and liabilities that are recorded on a recurring or nonrecurring basis at March 31, 2019 and December 31, 2018, by level within the fair value hierarchy. The FHLB records nonrecurring fair value adjustments to reflect partial write-downs on certain mortgage loans.

Table 18.2 - Fair Value Measurements (in thousands)

	Fair Value Measurements at March 31, 2019
	Total	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral (1)
Recurring fair value measurements - Assets
Trading securities:
U.S. Treasury obligations	$4,968,386	$—	$4,968,386	$—	$—
GSE obligations	613,999	—	613,999	—	—
U.S. obligation single-family MBS	581	—	581	—	—
Total trading securities	5,582,966	—	5,582,966	—	—
Available-for-sale securities:
Certificates of deposit	950,120	—	950,120	—	—
GSE obligations	120,177	—	120,177	—	—
Total available-for-sale securities	1,070,297	—	1,070,297	—	—
Advances	10,108	—	10,108	—	—
Derivative assets:
Interest rate related	152,617	—	28,697	—	123,920
Forward rate agreements	26	—	26	—	—
Mortgage delivery commitments	2,346	—	2,346	—	—
Total derivative assets	154,989	—	31,069	—	123,920
Total assets at fair value	$6,818,360	$—	$6,694,440	$—	$123,920

Recurring fair value measurements - Liabilities
Consolidated Obligation Bonds	$5,471,536	$—	$5,471,536	$—	$—
Derivative liabilities:
Interest rate related	448	—	23,736	—	(23,288)
Forward rate agreements	1,817	—	1,817	—	—
Mortgage delivery commitments	78	—	78	—	—
Total derivative liabilities	2,343	—	25,631	—	(23,288)
Total liabilities at fair value	$5,473,879	$—	$5,497,167	$—	$(23,288)

Nonrecurring fair value measurements - Assets (2)
Mortgage loans held for portfolio	$66	$—	$—	$66

(1)
Amounts represent the application of the netting requirements that allow the FHLB to settle positive and negative positions and also cash collateral and related accrued interest held or placed by the FHLB with the same counterparty.

(2)	The fair value information presented is as of the date the fair value adjustment was recorded during the three months ended March 31, 2019.

	Fair Value Measurements at December 31, 2018
	Total	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral (1)
Recurring fair value measurements - Assets
Trading securities:
GSE obligations	$223,368	$—	$223,368	$—	$—
U.S. obligation single-family MBS	612	—	612	—	—
Total trading securities	223,980	—	223,980	—	—
Available-for-sale securities:
Certificates of deposit	2,350,002	—	2,350,002	—	—
GSE obligations	52,895	—	52,895	—	—
Total available-for-sale securities	2,402,897	—	2,402,897	—	—
Advances	10,008	—	10,008	—	—
Derivative assets:
Interest rate related	64,039	—	21,615	—	42,424
Mortgage delivery commitments	1,726	—	1,726	—	—
Total derivative assets	65,765	—	23,341	—	42,424
Total assets at fair value	$2,702,650	$—	$2,660,226	$—	$42,424

Recurring fair value measurements - Liabilities
Consolidated Obligation Bonds	$3,906,610	$—	$3,906,610	$—	$—
Derivative liabilities:
Interest rate related	1,921	—	18,714	—	(16,793)
Forward rate agreements	2,664	—	2,664	—	—
Mortgage delivery commitments	1	—	1	—	—
Total derivative liabilities	4,586	—	21,379	—	(16,793)
Total liabilities at fair value	$3,911,196	$—	$3,927,989	$—	$(16,793)

Nonrecurring fair value measurements - Assets (2)
Mortgage loans held for portfolio	$311	$—	$—	$311

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

Table 18.3 presents net (losses) gains recognized in earnings related to financial assets and liabilities in which the fair value option was elected during the three months ended March 31, 2019 and 2018.

Table 18.3 – Fair Value Option - Financial Assets and Liabilities (in thousands)

	Three Months Ended March 31,
Net (Losses) Gains from Changes in Fair Value Recognized in Earnings	2019	2018
Advances	$100	$(28)
Consolidated Bonds	(17,281)	19,753
Total net (losses) gains	$(17,181)	$19,725

For instruments recorded under the fair value option, the related contractual interest income and contractual interest expense are recorded as part of net interest income on the Statements of Income. The remaining changes in fair value for instruments in which the fair value option has been elected are recorded as “Net (losses) gains on financial instruments held under fair value option” in the Statements of Income, except for changes in fair value related to instrument specific credit risk, which are recorded in accumulated other comprehensive income in the Statement of Condition. The FHLB has determined that none of the remaining changes in fair value were related to instrument-specific credit risk for the three months ended March 31, 2019 or 2018. In determining that there has been no change in instrument-specific credit risk period to period, the FHLB primarily considered the following factors:

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

Table 18.4 – Aggregate Unpaid Balance and Aggregate Fair Value (in thousands)

	March 31, 2019			December 31, 2018
	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Aggregate Fair Value Over/(Under) Aggregate Unpaid Principal Balance	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Aggregate Fair Value Over/(Under) Aggregate Unpaid Principal Balance
Advances (1)	$10,000	$10,108	$108	$10,000	$10,008	$8
Consolidated Bonds	5,491,000	5,471,536	(19,464)	3,941,000	3,906,610	(34,390)

(1)	At March 31, 2019 and December 31, 2018, none of the Advances were 90 days or more past due or had been placed on non-accrual status.

Note 19- Commitments and Contingencies

Table 19.1 - Off-Balance Sheet Commitments (in thousands)

	March 31, 2019			December 31, 2018
Notional Amount	Expire within one year	Expire after one year	Total	Expire within one year	Expire after one year	Total
Standby Letters of Credit	$13,504,149	$308,517	$13,812,666	$14,578,925	$268,395	$14,847,320
Commitments for standby bond purchases	20,605	56,005	76,610	23,215	54,820	78,035
Commitments to fund additional Advances	1,001,885	—	1,001,885	—	—	—
Commitments to purchase mortgage loans	341,104	—	341,104	146,009	—	146,009
Unsettled Consolidated Bonds, principal amount (1)	147,000	—	147,000	92,000	—	92,000
Unsettled Consolidated Discount Notes, principal amount (1)	—	—	—	525,000	—	525,000

(1)	Expiration is based on settlement period rather than underlying contractual maturity of Consolidated Obligations.

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

Note 20 - Transactions with Other FHLBanks

The FHLB notes all transactions with other FHLBanks on the face of its financial statements. Occasionally, the FHLB loans short-term funds to and borrows short-term funds from other FHLBanks. These loans and borrowings are transacted at then current market rates when traded. There were no such loans or borrowings outstanding at March 31, 2019 or December 31, 2018. The following table details the average daily balance of lending and borrowing between the FHLB and other FHLBanks for the three months ended March 31, 2019 and 2018.

Table 20.1 - Lending and Borrowing Between the FHLB and Other FHLBanks (in thousands)

	Average Daily Balances for the Three Months Ended March 31,
	2019	2018
Loans to other FHLBanks	$3,333	$5,556

In addition, the FHLB may, from time to time, assume the outstanding primary liability for Consolidated Obligations of another FHLBank (at then current market rates on the day when the transfer is traded) rather than issuing new debt for which the FHLB is the primary obligor. The FHLB then becomes the primary obligor on the transferred debt. There were no Consolidated Obligations transferred to the FHLB during the three months ended March 31, 2019 or 2018. The FHLB had no Consolidated Obligations transferred to other FHLBanks during these periods.

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

For financial statement purposes, the FHLB defines related parties as those members with more than 10 percent of the voting interests of the FHLB capital stock outstanding. Federal statute prescribes the voting rights of members in the election of both Member and Independent directors. For Member directorships, the Finance Agency designates the number of Member directorships in a given year and an eligible voting member may vote only for candidates seeking election in its respective state. For Independent directors, the FHLB's Board of Directors nominates candidates to be placed on the ballot in an at-large election. For both Member and Independent director elections, a member is entitled to vote one share of required capital stock, subject to a statutory limitation, for each applicable directorship. Under this limitation, the total number of votes that a member may cast is limited to the average number of shares of the FHLB's capital stock that were required to be held by all members in that state as of the record date for voting. Nonmember stockholders are not eligible to vote in director elections. Due to these statutory limitations, no member owned more than 10 percent of the voting interests of the FHLB at March 31, 2019 or December 31, 2018.

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

Transactions with Directors' Financial Institutions. In the ordinary course of its business, the FHLB may provide products and services to members whose officers or directors serve as directors of the FHLB (Directors' Financial Institutions). Finance Agency regulations require that transactions with Directors' Financial Institutions be made on the same terms as those with any other member. The following table reflects balances with Directors' Financial Institutions for the items indicated below. The FHLB had no MBS or derivatives transactions with Directors' Financial Institutions at March 31, 2019 or December 31, 2018.

Table 21.1 - Transactions with Directors' Financial Institutions (dollars in millions)

	March 31, 2019		December 31, 2018
	Balance	% of Total (1)	Balance	% of Total (1)
Advances	$3,426	6.2%	$3,424	6.2%
MPP	600	5.8	585	5.7
Regulatory capital stock	334	8.2	419	9.6

(1)	Percentage of total principal (Advances), unpaid principal balance (MPP), and regulatory capital stock.

Concentrations. The following table shows regulatory capital stock balances, outstanding Advance principal balances, and unpaid principal balances of mortgage loans held for portfolio of stockholders holding five percent or more of regulatory capital stock and includes any known affiliates that are members of the FHLB.

Table 21.2 - Stockholders Holding Five Percent or more of Regulatory Capital Stock (dollars in millions)

	Regulatory Capital Stock		Advance	MPP Unpaid
March 31, 2019	Balance	% of Total	Principal	Principal Balance
JPMorgan Chase Bank, N.A.	$1,252	31%	$24,900	$—
U.S. Bank, N.A.	564	14	3,574	19

	Regulatory Capital Stock		Advance	MPP Unpaid
December 31, 2018	Balance	% of Total	Principal	Principal Balance
JPMorgan Chase Bank, N.A.	$1,085	25%	$23,400	$—
U.S. Bank, N.A.	796	18	4,574	19
The Huntington National Bank	248	6	6	486

Nonmember Affiliates. The FHLB has relationships with three nonmember affiliates, the Kentucky Housing Corporation, the Ohio Housing Finance Agency and the Tennessee Housing Development Agency. The FHLB had no investments in or borrowings to any of these nonmember affiliates at March 31, 2019 or December 31, 2018. The FHLB has executed standby bond purchase agreements with one state housing authority whereby the FHLB, for a fee, agrees as a liquidity provider if required, to purchase and hold the authority's bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bond according to a schedule established by the standby agreement. During the first three months of 2019 and 2018, the FHLB was not required to purchase any bonds under these agreements.

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

▪	the ability to attract and retain skilled management and other key employees;

▪	the ability to develop and support technology and information systems that effectively manage the risks we face (including cybersecurity risks);

▪	the risk of loss arising from failures or interruptions in our ongoing business operations, internal controls, information systems or other operating technologies;

▪	the ability to successfully manage new products and services; and

▪	the risk of loss arising from litigation filed against us or one or more other FHLBanks.

We do not undertake any obligation to update any forward-looking statements made in this document.

EXECUTIVE OVERVIEW

The following table presents selected Statement of Condition data, Statement of Income data and financial ratios for the periods indicated.

(Dollars in millions)	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
STATEMENT OF CONDITION DATA AT PERIOD END:
Total assets	$103,378	$99,203	$99,796	$108,072	$111,709
Advances	54,880	54,822	57,771	60,559	63,883
Mortgage loans held for portfolio	10,520	10,502	10,182	9,845	9,732
Allowance for credit losses on mortgage loans	1	1	1	1	1
Investments (1)	37,550	33,614	31,580	37,382	36,012
Consolidated Obligations, net:
Discount Notes	44,212	46,944	45,313	50,063	53,089
Bonds	52,124	45,659	46,913	51,173	51,767
Total Consolidated Obligations, net	96,336	92,603	92,226	101,236	104,856
Mandatorily redeemable capital stock	23	23	22	23	28
Capital:
Capital stock - putable	4,059	4,320	4,242	4,539	4,524
Retained earnings	1,031	1,023	1,008	984	961
Accumulated other comprehensive loss	(13)	(13)	(15)	(16)	(16)
Total capital	5,077	5,330	5,235	5,507	5,469
STATEMENT OF INCOME DATA FOR THE QUARTER:
Net interest income	$122	$121	$130	$129	$118
Non-interest income (loss)	(18)	(11)	(9)	(13)	(4)
Non-interest expense	23	21	19	22	22
Affordable Housing Program assessments	8	9	10	9	9
Net income	$73	$80	$92	$85	$83
FINANCIAL RATIOS FOR THE QUARTER:
Dividend payout ratio (2)	89.4%	80.8%	74.0%	73.8%	74.1%
Weighted average dividend rate (3)	6.00	6.00	6.00	5.75	5.75
Return on average equity	5.59	5.90	6.87	6.15	6.23
Return on average assets	0.28	0.30	0.36	0.32	0.30
Net interest margin (4)	0.47	0.46	0.52	0.48	0.44
Average equity to average assets	5.07	5.16	5.27	5.15	4.89
Regulatory capital ratio (5)	4.95	5.41	5.28	5.13	4.94
Operating expense to average assets (6)	0.070	0.064	0.060	0.061	0.066

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

Financial Condition

Mission Asset Activity
In the first three months of 2019, the FHLB fulfilled its mission by providing a key source of readily available and competitively priced wholesale funding to its member financial institutions, supporting its commitment to affordable housing and community investment, and paying stockholders a competitive dividend return on their capital investment.

Mission Assets, which we define as Advances, Letters of Credit, and total Mortgage Purchase Program (MPP) are the primary means by which we fulfill our mission with direct connections to members. We regularly monitor our balance sheet concentration of Mission Asset Activity. One measure we use to assess mission achievement is our Primary Mission Asset ratio, which measures the sum of average Advances and mortgage loans as a percentage of average Consolidated Obligations (adjusted for certain high-quality liquid assets, as permitted by regulation). In the first three months of 2019, our Primary Mission Asset ratio was 73 percent, exceeding the Federal Housing Finance Agency (Finance Agency) preferred ratio of 70 percent. In assessing overall mission achievement, we also consider supplemental sources of Mission Asset Activity, the most significant of which is Letters of Credit issued to members.

The following table summarizes our Mission Asset Activity.

	Ending Balances			Average Balances
	March 31,		December 31,	Three Months Ended March 31,		Year Ended December 31,
(In millions)	2019	2018	2018	2019	2018	2018
Mission Asset Activity:
Advances (principal)	$54,878	$63,985	$54,872	$61,370	$73,217	$65,593
Mortgage Purchase Program (MPP):
Mortgage loans held for portfolio (principal)	10,290	9,509	10,272	10,281	9,494	9,743
Mandatory Delivery Contracts (notional)	341	252	146	187	213	287
Total MPP	10,631	9,761	10,418	10,468	9,707	10,030
Letters of Credit (notional)	13,812	15,606	14,847	13,903	15,112	14,619
Total Mission Asset Activity	$79,321	$89,352	$80,137	$85,741	$98,036	$90,242

The balance of Mission Asset Activity was $79.3 billion at March 31, 2019, a decrease of $0.8 billion (one percent) from year-end 2018, driven by lower Letters of Credit balances. Advance principal balances at March 31, 2019 were flat compared to balances at year-end 2018. However, average Advance principal balances for the three months ended March 31, 2019 declined $11.8 billion compared to the same period of 2018 primarily due to a reduction in borrowings from a few large-asset members. Advance balances are often volatile due to our members' ability to quickly, normally on the same day, increase or decrease their amount of Advances. We believe providing members flexibility in their funding levels helps support their asset-liability management needs and is a key benefit of membership. At March 31, 2019, 68 percent of members held Mission Asset Activity, which was relatively stable compared to prior periods.

Based on the most-recently available figures, members funded an average of 2.9 percent of their assets with Advances. As in recent years, most members continued to have modest demand for Advance borrowings. Demand for Advances is affected by the accessibility and cost of other sources of liquidity and funding, such as deposits, available to members.

The MPP principal balance at March 31, 2019 was similar to the balance at year-end 2018. During the first three months of 2019, we purchased $0.2 billion of mortgage loans, while principal reductions totaled $0.2 billion.

Based on earnings in the first three months of 2019, we accrued $8 million for the Affordable Housing Program (AHP) pool of funds to be available to members in 2020. In addition to the required AHP assessment, we continued our voluntary sponsorship of two other housing programs, which provide resources to pay for accessibility rehabilitation and emergency repairs for special needs and elderly homeowners and to help members aid their communities following natural disasters.

Investments and Other Assets
The balance of investments at March 31, 2019 was $37.6 billion, an increase of $3.9 billion (12 percent) from year-end 2018. Investments averaged $32.6 billion in the first three months of 2019, an increase of $5.6 billion (21 percent) from the average balance during the same period of 2018. The increases in the ending and average balances of investments were primarily driven by higher liquidity investments. Liquidity investments were higher in 2019 primarily due to purchases of U.S. Treasury obligations as part of our plan to manage the March 31, 2019 implementation of the Finance Agency's Advisory Bulletin on the maintenance of sufficient liquidity. See the "Business Outlook and Risk Management" section below for further details on the Liquidity Advisory Bulletin. In addition, liquidity investments can vary significantly on a daily basis during times of volatility in Advance balances. At March 31, 2019, investments included $15.8 billion of mortgage-backed securities (MBS) and $21.8 billion of other investments, which consisted of highly-rated short-term instruments and longer-term U.S. Treasury and GSE obligations held for liquidity. All of our MBS held at March 31, 2019 were issued and guaranteed by Fannie Mae, Freddie Mac or a U.S. agency.

We maintained a robust amount of asset liquidity throughout the first three months of 2019 across a variety of liquidity measures, as discussed in the "Liquidity Risk" section of "Quantitative and Qualitative Disclosures About Risk Management."

Capital
Capital adequacy remained strong in the first three months of 2019, surpassing all minimum regulatory capital requirements. The GAAP capital-to-assets ratio at March 31, 2019 was 4.91 percent, while the regulatory capital-to-assets ratio was 4.95 percent. Both ratios exceeded the regulatory required minimum of four percent. Regulatory capital includes mandatorily redeemable capital stock accounted for as a liability under GAAP. Both GAAP and regulatory capital decreased $253 million in the first three months of 2019, due to repurchases of $489 million in excess stock from members as part of our capital management strategy. Retained earnings totaled $1.0 billion at March 31, 2019, an increase of one percent from year-end 2018. The decrease in capital was partially offset by purchases of capital stock associated with Advance activity.

Results of Operations

Overall Results
The table below summarizes our results of operations.

	Three Months Ended March 31,		Year Ended December 31,
(Dollars in millions)	2019	2018	2018
Net income	$73	$83	$339
Affordable Housing Program assessments	8	9	38
Return on average equity (ROE)	5.59%	6.23%	6.29%
Return on average assets	0.28	0.30	0.32
Weighted average dividend rate	6.00	5.75	5.88
Average 3-month LIBOR	2.69	1.93	2.31
ROE spread to 3-month LIBOR	2.90	4.30	3.98
Dividend rate spread to 3-month LIBOR	3.31	3.82	3.57

Net income decreased $10 million (12 percent) in the first three months of 2019 compared to the same period of 2018. The decreases in net income and ROE were primarily the result of higher non-interest losses due to decreases in the fair value of certain derivatives and other financial instruments carried at fair value. However, net interest income was higher in the first three months of 2019 compared to the same period of 2018 primarily due to the rise in short-term interest rates, which improved earnings from funding assets with interest-free capital.

Earnings levels continued to represent competitive returns on stockholders' capital investment. ROE was higher than short-term rates in the periods presented above, while we maintained risk exposures in line with our appetite for a moderate to low risk profile. The spread between ROE and short-term rates, such as 3-month LIBOR, is a market benchmark we believe member stockholders use to assess the competitiveness of the return on their capital investment.

In March 2019, we paid stockholders a quarterly 6.00 percent annualized dividend rate on their capital investment in our company.

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

	Quarter 1 2019		Year 2018		Quarter 1 2018
	Ending	Average	Ending	Average	Ending	Average
Federal funds effective	2.43%	2.40%	2.40%	1.83%	1.67%	1.45%
3-month LIBOR	2.60	2.69	2.81	2.31	2.31	1.93
2-year LIBOR	2.38	2.62	2.66	2.75	2.58	2.40
10-year LIBOR	2.41	2.67	2.71	2.95	2.79	2.77
2-year U.S. Treasury	2.26	2.49	2.49	2.52	2.27	2.15
10-year U.S. Treasury	2.41	2.65	2.69	2.91	2.74	2.76
15-year mortgage current coupon (1)	2.67	2.97	3.06	3.20	3.03	2.93
30-year mortgage current coupon (1)	3.11	3.41	3.51	3.65	3.47	3.40

(1)	Simple average of current coupon rates of Fannie Mae and Freddie Mac par MBS indications.

Over the last several quarters, the target overnight Federal funds rate has increased to its current range of 2.25 to 2.50 percent. Average short-term rates (i.e., federal funds effective and 3-month LIBOR) were approximately 0.80 to 0.90 percentage points higher in the first three months of 2019 compared to the same period of 2018, while average mortgage rates were nearly unchanged during that same period. The rising short-term interest rate environment continued to benefit income during 2019 primarily because of earnings generated by funding assets with interest-free capital. However, the trends of rising short-term interest rates without comparable trends for long-term rates have resulted in flatter, and at certain maturity points inverted, market yield curves, which could lower profitability if they are to continue for a prolonged period. For example, earnings may decrease as a consequence of a flat to inverted yield curve due to narrower spreads between yields earned on new mortgage assets and the costs of new Consolidated Obligations used to fund them.

Business Outlook and Risk Management

Other than the updates noted below, our major business strategies, outlook for our business, and risk profiles and management have not changed substantially since our 2018 Annual Report on Form 10-K. “Quantitative and Qualitative Disclosures About Risk Management” provides details on current risk exposures.

Regulatory and Legislative Risk and Significant Developments
LIBOR Replacement: We are planning for the replacement of LIBOR given the announcement that the LIBOR index is expected to be phased out by no later than the end of 2021 and the Federal Reserve Bank of New York's establishment of the Secured Overnight Financing Rate (SOFR) as its recommended alternative to U.S. dollar LIBOR. In the first three months of 2019, we have continued to participate in the FHLBank System's issuances of SOFR-linked Consolidated Bonds. We have also continued to offer SOFR-linked Advances in 2019. However, the majority of our variable-rate assets and liabilities still remain indexed to LIBOR. Therefore, we are continuing to plan for the eventual replacement of our LIBOR-indexed instruments away from the LIBOR benchmark interest rate. The market transition away from LIBOR towards SOFR is expected to be gradual and complicated, including the development of term and credit adjustments to accommodate differences between LIBOR and SOFR. As such, we are not currently able to predict the ultimate impact of such a transition on our business, financial condition, and results of operations.

Liquidity Advisory Bulletin: Advisory Bulletin 2018-07 Federal Home Loan Bank Liquidity Guidance (Liquidity AB). In August 2018, the Finance Agency issued the Liquidity AB, which provides expectations on the maintenance of sufficient liquidity to enable the FHLBanks to provide Advances and Letters of Credit to members for a specified number of days without access to the capital markets or other unsecured funding sources. The Liquidity AB rescinds the 2009 liquidity guidance previously issued by the Finance Agency. The Liquidity AB defines liquidity as non-Advance cash inflows during the measurement period plus certain high-quality liquid assets. High-quality liquid assets includes U.S. Treasury obligations with remaining maturities of 10 years or less held as trading securities or available-for-sale securities.

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

The Liquidity AB also addresses liquidity stress testing, contingent funding plans and an adjustment to the calculation of the Primary Mission Asset ratio. Portions of the Liquidity AB were implemented on December 31, 2018 and March 31, 2019, with full implementation to take place on December 31, 2019.

In order to help meet the new guidelines, we purchased U.S. Treasury obligations and classified them as trading securities in the first quarter of 2019. As we anticipate full implementation of the Liquidity AB on December 31, 2019, we may purchase an additional amount of liquid assets to meet the new base case liquidity expectations, which may raise our cost of funding. We currently do not believe these requirements will have a material effect on our results of operations, but they will make managing liquidity and the balance sheet more operationally challenging. Refer to the "Liquidity Risk" section of "Quantitative and Qualitative Disclosures About Risk Management" for further discussion of the requirements set forth in the Liquidity AB.

Final Rule on FHLBank Capital Requirements: On February 20, 2019, the Finance Agency published a final rule, effective January 1, 2020, that adopts, with amendments, the regulations of the Federal Housing Finance Board (predecessor to the Finance Agency) (the Finance Board) pertaining to the capital requirements for the FHLBanks. The final rule carries over most of the prior Finance Board regulations without material change, but substantively revises the credit risk component of the risk-based capital requirement, as well as the limitations on extensions of unsecured credit. The main revisions remove requirements that we calculate credit risk capital charges and unsecured credit limits based on ratings issued by a Nationally Recognized Statistical Rating Organization (NRSRO), and instead require that we establish and use our own internal rating methodology (which may include, but not solely rely on, NRSRO ratings). In addition, the rule imposes a new credit risk capital charge for cleared derivatives, revises the percentages used in the regulation’s tables to calculate credit risk capital charges for Advances and for non-mortgage assets and rescinds certain contingency liquidity requirements, as these requirements are now addressed in the Liquidity AB. We do not expect this rule to materially affect our financial condition or results of operations.

ANALYSIS OF FINANCIAL CONDITION

Credit Services

Credit Activity and Advance Composition
The table below shows trends in Advance balances by major programs and in the notional amount of Letters of Credit.

(Dollars in millions)	March 31, 2019		December 31, 2018		March 31, 2018
	Balance	Percent(1)	Balance	Percent(1)	Balance	Percent(1)
Adjustable/Variable-Rate Indexed:
LIBOR	$20,262	37%	$28,740	52%	$31,646	50%
Other	1,794	3	2,144	4	781	1
Total	22,056	40	30,884	56	32,427	51
Fixed-Rate:
Repurchase based (REPO)	15,187	28	7,003	13	14,540	23
Regular Fixed-Rate	10,991	20	10,972	20	11,677	18
Putable (2)	1,085	2	460	1	175	—
Amortizing/Mortgage Matched	2,753	5	2,702	5	2,810	4
Other	2,806	5	2,851	5	2,355	4
Total	32,822	60	23,988	44	31,557	49
Other Advances	—	—	—	—	1	—
Total Advances Principal	$54,878	100%	$54,872	100%	$63,985	100%

Letters of Credit (notional)	$13,812		$14,847		$15,606

(1)	As a percentage of total Advances principal.

(2)	Excludes Putable Advances where the related put options have expired. These Advances are classified based on their current terms.

Advance balances at March 31, 2019 were flat compared to year-end 2018. However, the average Advance principal balance of $61.4 billion during the first three months of 2019 was significantly higher than the ending balance at March 31, 2019. REPOs, which traditionally have the most volatile balances because a majority of them have overnight maturities, allow our members the most flexibility as their liquidity needs may change daily.

Advance Usage
In addition to analyzing Advance balances by dollar trends, we monitor the degree to which members use Advances to fund their balance sheets. The following table shows the unweighted, average ratio of each member's Advance balance to its most-recently available figures for total assets.

	March 31, 2019	December 31, 2018
Average Advances-to-assets for members
Assets less than $1.0 billion (557 members)	2.82%	3.05%
Assets over $1.0 billion (90 members)	3.67	4.26
All members	2.94	3.22

The following tables present principal balances for the five members with the largest Advance borrowings.

(Dollars in millions)
March 31, 2019			December 31, 2018
Name	Principal Amount of Advances	Percent of Total Principal Amount of Advances	Name	Principal Amount of Advances	Percent of Total Principal Amount of Advances
JPMorgan Chase Bank, N.A.	$24,900	45%	JPMorgan Chase Bank, N.A.	$23,400	43%
Third Federal Savings and Loan Association	3,583	7	U.S. Bank, N.A.	4,574	8
U.S. Bank, N.A.	3,574	7	Third Federal Savings and Loan Association	3,727	7
Nationwide Life Insurance Company	2,377	4	Nationwide Life Insurance Company	2,510	5
Pinnacle Bank	2,121	4	Pinnacle Bank	1,444	3
Total of Top 5	$36,555	67%	Total of Top 5	$35,655	66%

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

Mortgage Loans Held for Portfolio (Mortgage Purchase Program, or MPP)

The table below shows principal purchases and reductions of loans in the MPP for the first three months of 2019.

(In millions)	March 31, 2019
Balance at December 31, 2018	$10,272
Principal purchases	245
Principal reductions	(227)
Balance at March 31, 2019	$10,290

Although there were 60 active members participating in the MPP at March 31, 2019, nearly 50 percent of the principal purchases in the first three months of 2019 resulted from activity of our three largest sellers. All loans acquired in the first quarter of 2019 were conventional loans.

We closely track the refinancing incentives of our mortgage assets (including loans in the MPP and MBS) because the option for homeowners to change their principal payments normally represents the largest portion of our market risk exposure and can affect MPP balances. MPP principal paydowns in the first three months of 2019 equated to a six percent annual constant prepayment rate, down from the eight percent rate for all of 2018.

The MPP's composition of balances by loan type, original final maturity, and weighted-average mortgage note rate did not change materially in the first three months of 2019. MPP yields earned in the first three months of 2019, after consideration of funding and hedging costs, continued to offer favorable returns relative to their market and credit risk exposure.

Investments

The table below presents the ending and average balances of the investment portfolio.

	Three Months Ended		Year Ended
(In millions)	March 31, 2019		December 31, 2018
	Ending Balance	Average Balance	Ending Balance	Average Balance
Liquidity investments	$21,726	$16,653	$17,858	$13,989
MBS	15,824	15,873	15,756	15,741
Other investments (1)	—	83	—	64
Total investments	$37,550	$32,609	$33,614	$29,794

(1)
The average balance includes the rights or obligations to cash collateral, which are included in the fair value of derivative assets or derivative liabilities on the Statements of Condition at period end.

We continued to maintain a robust amount of asset liquidity. Liquidity investment levels can vary significantly based on changes in the amount of Advances, liquidity needs, the availability of acceptable net spreads, and the number of eligible counterparties that meet our unsecured credit risk criteria. It is normal for liquidity investments to vary by up to several billion dollars on a daily basis. The increase in liquidity investments at March 31, 2019 was driven by volatility in short-term and variable-rate Advance borrowings and the purchases of U.S. Treasury obligations to help meet the new regulatory liquidity requirements that went into effect on March 31, 2019.

Our overarching strategy for balances of MBS is to keep holdings as close as possible to the regulatory maximum, subject to the availability of securities that we believe provide acceptable risk/return tradeoffs. Finance Agency regulations prohibit us from purchasing MBS if our investment in these securities exceeds three times regulatory capital on the day we intend to purchase the securities. The ratio of MBS to regulatory capital was 3.09 at March 31, 2019, which exceeded the current regulatory limit due to stock repurchases that occurred during the quarter. Per regulation, we will suspend the purchase of new MBS until regular principal paydowns result in the ratio falling below three times regulatory capital. The balance of MBS at March 31, 2019 consisted of $13.9 billion of securities issued by Fannie Mae or Freddie Mac (of which $9.1 billion were floating-rate securities), $0.3 billion of floating-rate securities issued by the National Credit Union Administration (NCUA), and $1.6 billion of securities issued by Ginnie Mae (which are primarily fixed rate). We held no private-label MBS.
The table below shows principal purchases and paydowns of our MBS for the first three months of 2019.

(In millions)	MBS Principal
Balance at December 31, 2018	$15,734
Principal purchases	571
Principal paydowns	(503)
Balance at March 31, 2019	$15,802

Principal paydowns in the first three months of 2019 equated to a 12 percent annual constant prepayment rate, compared to a rate of 16 percent in all of 2018.

Consolidated Obligations

The table below presents the ending and average balances of our participations in Consolidated Obligations.

	Three Months Ended		Year Ended
(In millions)	March 31, 2019		December 31, 2018
	Ending Balance	Average Balance	Ending Balance	Average Balance
Discount Notes:
Par	$44,336	$51,786	$47,071	$49,273
Discount	(124)	(138)	(127)	(88)
Total Discount Notes	44,212	51,648	46,944	49,185
Bonds:
Unswapped fixed-rate	25,548	25,998	25,982	26,566
Unswapped adjustable-rate	20,643	16,153	15,470	16,967
Swapped fixed-rate	5,910	4,268	4,195	5,982
Total par Bonds	52,101	46,419	45,647	49,515
Other items (1)	23	16	12	(13)
Total Bonds	52,124	46,435	45,659	49,502
Total Consolidated Obligations (2)	$96,336	$98,083	$92,603	$98,687

(1)	Includes unamortized premiums/discounts, fair value option valuation adjustments, hedging and other basis adjustments.

(2)
The 11 FHLBanks have joint and several liability for the par amount of all of the Consolidated Obligations issued on their behalves. The par amount of the outstanding Consolidated Obligations for all of the FHLBanks was (in millions) $1,010,895 and $1,031,617 at March 31, 2019 and December 31, 2018, respectively.

We fund variable-rate assets with Discount Notes, adjustable-rate Bonds, and swapped fixed-rate Bonds because they give us the ability to effectively match the underlying rate reset periods embedded in these assets. The balances and composition of our Consolidated Obligations tend to fluctuate with changes in the balances and composition of our assets. For example, the volatility in certain Advances and liquidity investments contributed to the higher average balance of Discount Notes in the first three months of 2019 compared to the ending balance at March 31, 2019.

Deposits

Total deposits with us are normally a relatively minor source of low-cost funding. Total interest bearing deposits at March 31, 2019 were $0.8 billion, an increase of 16 percent from year-end 2018. The average balance of total interest bearing deposits in the first three months of 2019 was $0.7 billion, an eight percent increase from the average balance during the same period of 2018.

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

	Three Months Ended		Year Ended
(In millions)	March 31, 2019		December 31, 2018
	Period End	Average	Period End	Average
GAAP and Regulatory Capital
GAAP Capital Stock	$4,059	$4,263	$4,320	$4,387
Mandatorily Redeemable Capital Stock	23	23	23	30
Regulatory Capital Stock	4,082	4,286	4,343	4,417
Retained Earnings	1,031	1,067	1,023	1,025
Regulatory Capital	$5,113	$5,353	$5,366	$5,442

	Three Months Ended		Year Ended
	March 31, 2019		December 31, 2018
	Period End	Average	Period End	Average
GAAP and Regulatory Capital-to-Assets Ratio
GAAP	4.91%	5.07%	5.37%	5.11%
Regulatory (1)	4.95	5.11	5.41	5.16

(1)	At all times, the FHLBanks must maintain at least a four percent minimum regulatory capital-to-assets ratio.

See the "Capital Adequacy" section in “Quantitative and Qualitative Disclosures About Risk Management” for discussion of our retained earnings.

A portion of our capital stock is excess, meaning it is not required as a condition to being a member and is not currently capitalizing Mission Asset Activity. Excess capital stock provides a base of capital to manage financial leverage at prudent levels, augments loss protections for bondholders, and may be used to capitalize a portion of growth in Mission Assets. The amount of excess capital stock, as defined by our Capital Plan, was $679 million at March 31, 2019, a decrease of $336 million from December 31, 2018 due to our repurchase of $489 million of excess capital stock in the first three months of 2019. We periodically repurchase excess capital stock to help manage our capital and financial performance to levels that we believe are efficient and effective. We have the ability to repurchase all excess stock on a timely basis and continue to meet our regulatory and prudential capital requirements.

Membership and Stockholders

In the first three months of 2019, we added two new member stockholders and lost one member stockholder, ending the quarter at 647 member stockholders. The one member stockholder that we lost merged with another Fifth District member.

RESULTS OF OPERATIONS

Components of Earnings and Return on Equity

The following table is a summary income statement for the three months ended March 31, 2019 and 2018. Each ROE percentage is computed by dividing income or expense for the category by the average amount of stockholders' equity for the period.

	Three Months Ended March 31,
(Dollars in millions)	2019		2018
	Amount	ROE (1)	Amount	ROE (1)
Net interest income	$122	9.32%	$118	8.88%
Non-interest income (loss):
Net gains (losses) on investment securities	22	1.69	—	—
Net losses on derivatives and hedging activities	(26)	(1.98)	(27)	(1.98)
Net (losses) gains on financial instruments held under fair value option	(17)	(1.31)	20	1.48
Other non-interest income, net	3	0.20	3	0.21
Total non-interest income (loss)	(18)	(1.40)	(4)	(0.29)
Total income	104	7.92	114	8.59
Non-interest expense	23	1.71	22	1.66
Affordable Housing Program assessments	8	0.62	9	0.70
Net income	$73	5.59%	$83	6.23%

(1)	The ROE amounts have been computed using dollars in thousands. Accordingly, recalculations based upon the disclosed amounts in millions may produce nominally different results.

Details on the individual factors contributing to the level and changes in profitability are explained in the sections below.

Net Interest Income
Components of Net Interest Income
The following table shows selected components of net interest income.

	Three Months Ended March 31,
(Dollars in millions)	2019		2018
	Amount	% of Earning Assets	Amount	% of Earning Assets
Components of net interest rate spread:
Net (amortization)/accretion (1) (2)	$(3)	(0.01)%	$(4)	(0.02)%
Other components of net interest rate spread	92	0.36	100	0.37
Total net interest rate spread	89	0.35	96	0.35
Earnings from funding assets with interest-free capital	33	0.12	22	0.09
Total net interest income/net interest margin (3)	$122	0.47%	$118	0.44%

(1)	Includes monthly recognition of premiums and discounts paid on purchases of mortgage assets, premiums, discounts and concessions paid on Consolidated Obligations and other hedging basis adjustments.

(2)	This component of net interest rate spread has been segregated to display its relative impact.

(3)	Net interest margin is net interest income as a percentage of average total interest earning assets.

Net Amortization/Accretion (generally referred to as "amortization"): While net amortization has been substantial and volatile in the past, it was moderate in the first three months of both 2019 and 2018. Periodic amortization adjustments do not necessarily indicate a trend in economic return over the entire life of mortgage assets, although it is one component of lifetime economic returns.

Other Components of Net Interest Rate Spread: Excluding net amortization, the total other components of net interest rate spread decreased $8 million in the first three months of 2019 compared to the same period in 2018. The net decrease was primarily due to the factors below.

▪	Lower spreads on Advances-Unfavorable: Lower spreads earned on certain Advances decreased net interest income by an estimated $8 million.

▪	Lower average Advance balances-Unfavorable: The $11.8 billion decline in average Advance balances decreased net interest income by an estimated $7 million.

▪
Growth in average mortgage asset balances-Favorable: The $0.8 billion increase in the average balance of mortgage loans held for portfolio and the $1.1 billion increase in the average balance of MBS improved net interest income by an estimated $4 million.

▪
Higher spreads on mortgage assets-Favorable: Higher spreads earned on mortgage assets increased net interest income by an estimated $3 million. Spreads improved primarily due to the rising interest rate environment.

Earnings from Capital: Earnings from capital increased $11 million in the three months ended March 31, 2019, compared to the same period in 2018 primarily due to higher short-term interest rates. Average short-term rates were approximately 0.80 to 0.90 percentage points higher in the first three months of 2019 compared to the same period in 2018.

Prepayment Fees on Advances: Fees for members' early repayment of certain Advances, which are included in net interest income, are designed to make us economically indifferent to whether members hold Advances to maturity or repay them before maturity. Although Advance prepayment fees can be and have been significant in the past, they were minimal in the three months ended March 31, 2019 and 2018, reflecting a low amount of member prepayments of Advances.

Average Balance Sheet and Rates
The following table provides average balances and rates for major balance sheet accounts, which determine the changes in net interest rate spreads. Interest amounts and average rates are affected by our use of derivatives and the related accounting elections we make. In connection with the January 1, 2019, prospective adoption of the FASB's Targeted Improvements to Accounting for Hedging Activities standard, interest amounts reported for Advances, Other investments and Swapped Bonds include gains (losses) on hedged items and derivatives in qualifying fair value hedge relationships for the three months ended March 31, 2019.

In addition, the net interest settlements of interest receivables or payables associated with derivatives in a fair value hedge relationship are included in net interest income and interest rate spread. However, if the derivatives do not qualify for fair value hedge accounting, the related net interest settlements of interest receivables or payables are recorded in “Non-interest income (loss)” as “Net losses on derivatives and hedging activities” and therefore are excluded from the calculation of net interest rate spread. Amortization associated with some hedging-related basis adjustments is also reflected in net interest income, which affects interest rate spread.

(Dollars in millions)	Three Months Ended			Three Months Ended
	March 31, 2019			March 31, 2018
	Average Balance	Interest	Average Rate (1)	Average Balance	Interest	Average Rate (1)
Assets:
Advances	$61,327	$403	2.66%	$73,131	$318	1.77%
Mortgage loans held for portfolio (2)	10,512	89	3.42	9,719	78	3.24
Federal funds sold and securities purchased under resale agreements	13,585	83	2.47	11,353	42	1.49
Interest-bearing deposits in banks (3) (4) (5)	2,220	14	2.67	863	3	1.59
Mortgage-backed securities	15,873	106	2.72	14,790	83	2.27
Other investments (4)	931	6	2.54	33	—	1.53
Loans to other FHLBanks	3	—	2.43	5	—	1.46
Total interest-earning assets	104,451	701	2.72	109,894	524	1.93
Less: allowance for credit losses on mortgage loans	1			1
Other assets	314			269
Total assets	$104,764			$110,162
Liabilities and Capital:
Term deposits	$61	1	2.38	$53	—	1.32
Other interest bearing deposits (5)	612	3	2.22	570	2	1.22
Discount Notes	51,648	312	2.45	51,768	181	1.42
Unswapped fixed-rate Bonds	26,043	144	2.24	26,875	136	2.05
Unswapped adjustable-rate Bonds	16,153	99	2.48	18,224	67	1.48
Swapped Bonds	4,239	20	1.91	6,674	20	1.23
Mandatorily redeemable capital stock	23	—	6.00	30	—	6.02
Other borrowings	—	—	—	—	—	—
Total interest-bearing liabilities	98,779	579	2.37	104,194	406	1.58
Non-interest bearing deposits	9			4
Other liabilities	659			575
Total capital	5,317			5,389
Total liabilities and capital	$104,764			$110,162

Net interest rate spread			0.35%			0.35%
Net interest income and net interest margin (6)		$122	0.47%		$118	0.44%
Average interest-earning assets to interest-bearing liabilities			105.74%			105.47%

(1)	Amounts used to calculate average rates are based on dollars in thousands. Accordingly, recalculations based upon the disclosed amounts in millions may not produce the same results.

(2)	Non-accrual loans are included in average balances used to determine average rate.

(3)	Includes certificates of deposit that are classified as available-for-sale securities.

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

Rates on our short-term and adjustable-rate assets and liabilities rose more substantially than rates on our longer-term assets and liabilities in the first three months of 2019 compared to the same period in 2018 due to the increases in short-term LIBOR and the Federal funds target rate. The result was an increase of 0.79 percentage points in the average rates of both interest-earning assets and interest-bearing liabilities.

The increase in net interest margin in the first three months of 2019 compared to the same period in 2018 was driven by higher earnings from funding assets with interest-free capital.

Volume/Rate Analysis
Changes in both average balances (volume) and interest rates influence changes in net interest income, as shown in the following table.

(In millions)	Three Months Ended March 31, 2019 over 2018
	Volume (1)(3)	Rate (2)(3)	Total
Increase (decrease) in interest income
Advances	$(58)	$143	$85
Mortgage loans held for portfolio	7	4	11
Federal funds sold and securities purchased under resale agreements	9	32	41
Interest-bearing deposits in banks	8	3	11
MBS	6	17	23
Other investments	6	—	6
Loans to other FHLBanks	—	—	—
Total	(22)	199	177
Increase (decrease) in interest expense
Term deposits	—	1	1
Other interest-bearing deposits	—	1	1
Discount Notes	—	131	131
Unswapped fixed-rate Bonds	(5)	13	8
Unswapped adjustable-rate Bonds	(8)	40	32
Swapped Bonds	(9)	9	—
Mandatorily redeemable capital stock	—	—	—
Other borrowings	—	—	—
Total	(22)	195	173
Increase in net interest income	$—	$4	$4

(1)	Volume changes are calculated as the change in volume multiplied by the prior year rate.

(2)	Rate changes are calculated as the change in rate multiplied by the prior year average balance.

(3)
Changes that are not identifiable as either volume-related or rate-related, but rather are equally attributable to both volume and rate changes, have been allocated to the volume and rate categories based upon the proportion of the absolute value of the volume and rate changes.

Effect of the Use of Derivatives on Net Interest Income
The following table shows the impact on net interest income from the effect of derivatives and hedging activities. As noted above, for the three months ended March 31, 2019, gains (losses) on hedged items and derivatives in qualifying fair value hedge relationships are recorded in interest income or expense as a result of the prospective adoption of new hedge accounting guidance. In addition, for derivatives designated as a fair value hedge, the net interest settlements of interest receivables or payables related to such derivatives are recognized as adjustments to the interest income or expense of the designated hedged item. As such, beginning in 2019, all the effects on earnings of derivatives qualifying for fair value hedge accounting are reflected in net interest income. The effect on earnings from derivatives not receiving hedge accounting is provided in “Non-Interest Income and Non-Interest Expense.”

(In millions)	Three Months Ended March 31,
	2019	2018
Advances:
Gains (losses) on designated fair value hedges	$(1)
Net interest settlements included in net interest income	14	$1
Mortgage loans:
Amortization of derivative fair value adjustments in net interest income	—	(1)
Consolidated Obligation Bonds:
Net interest settlements included in net interest income	—	(1)
Increase (decrease) to net interest income	$13	$(1)

Most of our use of derivatives is to synthetically convert the fixed interest rates on certain Advances, investments and Bonds to adjustable rates tied to short-term LIBOR (one- and three-month repricing resets) or the Federal funds effective rate. The positive net effect of derivatives on net interest income in the first three months of 2019 was primarily due to increases in short-term LIBOR and the Federal funds effective rate, which resulted in higher net interest settlements received on certain Advances where the fixed interest rates were converted to adjustable-coupon rates. The fluctuation in earnings from the use of derivatives was acceptable because it enabled us to lower market risk exposure by matching actual cash flows between assets and liabilities more closely than would otherwise occur.

Non-Interest Income and Non-Interest Expense

The following table presents non-interest income and non-interest expense.

	Three Months Ended March 31,
(Dollars in millions)	2019	2018
Non-interest income (loss)
Net gains (losses) on investment securities	$22	$—
Net losses on derivatives and hedging activities	(26)	(27)
Net (losses) gains on financial instruments held under fair value option	(17)	20
Other non-interest income, net	3	3
Total non-interest income (loss)	$(18)	$(4)
Non-interest expense
Compensation and benefits	$13	$13
Other operating expense	6	5
Finance Agency	2	2
Office of Finance	1	1
Other	1	1
Total non-interest expense	$23	$22
Average total assets	$104,764	$110,162
Average regulatory capital	5,353	5,435
Total non-interest expense to average total assets (1)	0.09%	0.08%
Total non-interest expense to average regulatory capital (1)	1.70	1.65

(1)	Amounts used to calculate percentages are based on dollars in thousands. Accordingly, recalculations based upon the disclosed amounts in millions may not produce the same results.
Non-interest income (loss) decreased $14 million in the first three months of 2019 compared to the same period in 2018, primarily due to decreases in the fair values of certain derivatives and other financial instruments carried at fair value. The table below presents further information on the net effect of derivatives and hedging activities on non-interest income.

Effect of Derivatives and Hedging Activities on Non-Interest Income
The following tables present the net effect of derivatives and hedging activities on non-interest income. In connection with the prospective adoption of new hedge accounting guidance, gains (losses) on hedged items and derivatives in qualifying fair value hedge relationship are no longer recorded in non-interest income for the three months ended March 31, 2019. As such, beginning in 2019, the effects of derivatives and hedging activities on non-interest income relate only to derivatives not qualifying for fair value hedge accounting.

(In millions)	Three Months Ended March 31, 2019
	Advances	Investment Securities	Mortgage Loans	Consolidated Obligation Bonds	Balance Sheet (1)	Total
Net effect of derivatives and hedging activities
Gains (losses) on derivatives not receiving hedge accounting	$(1)	$(24)	$1	$19	$(12)	$(17)
Net interest settlements on derivatives not receiving hedge accounting	—	—	—	(9)	—	(9)
Net gains (losses) on derivatives and hedging activities	(1)	(24)	1	10	(12)	(26)
Gains (losses) on trading securities (2)	—	22	—	—	—	22
Gains (losses) on financial instruments held under fair value option (3)	—	—	—	(17)	—	(17)
Total net effect on non-interest income	$(1)	$(2)	$1	$(7)	$(12)	$(21)

(In millions)	Three Months Ended March 31, 2018
	Advances	Mortgage Loans	Consolidated Obligation Bonds	Balance Sheet (1)	Total
Net effect of derivatives and hedging activities
Gains (losses) on fair value hedges	$1	$—	$—	$—	$1
Gains (losses) on derivatives not receiving hedge accounting	1	—	(26)	4	(21)
Net interest settlements on derivatives not receiving hedge accounting	—	—	(7)	—	(7)
Net gains (losses) on derivatives and hedging activities	2	—	(33)	4	(27)
Gains (losses) on financial instruments held under fair value option (3)	—	—	20	—	20
Total net effect on non-interest income	$2	$—	$(13)	$4	$(7)

(1)	Balance sheet includes swaptions, which are not designated as hedging a specific financial instrument.

(2)	Includes only those gains (losses) on trading securities that have an assigned economic derivative; therefore, this line item may not agree to the Statement of Income.

(3)	Includes only those gains or losses on financial instruments held at fair value that have an economic derivative "assigned."

The total amount of income volatility in derivatives and hedging activities was moderate and consistent with the close hedging relationships of our derivative transactions. Most of the volatility was a result of both unrealized fair value gains and losses on instruments we expect to hold to maturity and the costs of utilizing swaptions to hedge market risk exposure associated with mortgage assets. The higher net losses in 2019 were primarily the result of decreases in average long-term LIBOR, which drove larger net losses on our swaptions portfolio.

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

(Dollars in millions)	Traditional Member Finance	MPP	Total
Three Months Ended March 31, 2019
Net interest income	$90	$32	$122
Net income	$53	$20	$73
Average assets	$91,449	$13,315	$104,764
Assumed average capital allocation	$4,642	$675	$5,317
Return on average assets (1)	0.24%	0.61%	0.28%
Return on average equity (1)	4.64%	12.10%	5.59%
Three Months Ended March 31, 2018
Net interest income	$93	$25	$118
Net income	$61	$22	$83
Average assets	$98,647	$11,515	$110,162
Assumed average capital allocation	$4,826	$563	$5,389
Return on average assets (1)	0.25%	0.76%	0.30%
Return on average equity (1)	5.14%	15.59%	6.23%

(1)	Amounts used to calculate returns are based on numbers in thousands. Accordingly, recalculations based upon the disclosed amounts in millions may not produce the same results.

Traditional Member Finance Segment
The decrease in net income in the first three months of 2019 compared to the same period in 2018 was due primarily to losses on derivatives and hedging activities, lower spreads earned on certain Advances, and lower average Advance balances. However, these negative factors were partially offset by higher earnings from funding assets with interest-free capital.

MPP Segment
The MPP continued to earn a substantial level of profitability compared to market interest rates, with a moderate amount of market risk and a minimal amount of credit risk. In the first three months of 2019, the MPP averaged 13 percent of total average assets while accounting for 28 percent of earnings. Net income decreased slightly in the three months ended March 31, 2019 compared to the same period in 2018 primarily due to losses on derivatives and hedging activities, which were partially offset by higher spreads due to the rising interest rate environment and the growth in average MPP balances.

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

Market Value of Equity

(Dollars in millions)	Down 300	Down 200	Down 100	Flat Rates	Up 100	Up 200	Up 300
Average Results
2019 Year-to-Date
Market Value of Equity	$4,693	$4,823	$5,070	$5,118	$5,024	$4,947	$4,914
% Change from Flat Case	(8.3)%	(5.8)%	(0.9)%	—	(1.8)%	(3.3)%	(4.0)%
2018 Full Year
Market Value of Equity	$4,936	$5,154	$5,306	$5,264	$5,176	$5,105	$5,045
% Change from Flat Case	(6.2)%	(2.1)%	0.8%	—	(1.7)%	(3.0)%	(4.2)%
Month-End Results
March 31, 2019
Market Value of Equity	$4,630	$4,671	$4,904	$4,994	$4,921	$4,854	$4,827
% Change from Flat Case	(7.3)%	(6.5)%	(1.8)%	—	(1.5)%	(2.8)%	(3.3)%
December 31, 2018
Market Value of Equity	$4,736	$4,911	$5,130	$5,149	$5,043	$4,951	$4,906
% Change from Flat Case	(8.0)%	(4.6)%	(0.4)%	—	(2.1)%	(3.8)%	(4.7)%

Duration of Equity

(In years)	Down 300	Down 200	Down 100	Flat Rates	Up 100	Up 200	Up 300
Average Results
2019 Year-to-Date	(3.0)	(5.5)	(3.2)	0.9	2.0	0.8	0.5
2018 Full Year	(4.5)	(4.7)	(0.9)	1.7	1.4	1.2	1.1
Month-End Results
March 31, 2019	(1.3)	(4.2)	(3.9)	0.3	1.8	0.6	0.5
December 31, 2018	(3.8)	(5.6)	(2.5)	1.2	2.0	1.0	0.6

The overall market risk exposure to changing interest rates was stable, at a moderate level, and within policy limits. The duration of equity provides an estimate of the change in market value of equity for a 1.00 percentage point further change in interest rates from the rate shock level.

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

Market Risk Exposure of the Mortgage Assets Portfolio
The mortgage assets portfolio normally accounts for almost all market risk exposure because of prepayment volatility that we cannot completely hedge while maintaining sufficient net spreads. Sensitivities of the market value of equity allocated to the mortgage assets portfolio under interest rate shocks (in basis points) are shown below. The average mortgage assets portfolio had an assumed capital allocation of $1.3 billion in the first three months of 2019 based on the entire balance sheet's average regulatory capital-to-assets ratio. Average results are compiled using data for each month end. The market value sensitivities are one measure we use to analyze the portfolio's estimated market risk exposure.

% Change in Market Value of Equity-Mortgage Assets Portfolio

	Down 300	Down 200	Down 100	Flat Rates	Up 100	Up 200	Up 300
Average Results
2019 Year-to-Date	(42.1)%	(29.4)%	(6.1)%	—	(6.1)%	(11.2)%	(13.0)%
2018 Full Year	(35.9)%	(15.2)%	0.3%	—	(4.3)%	(7.4)%	(10.0)%
Month-End Results
March 31, 2019	(43.0)%	(36.7)%	(10.9)%	—	(4.2)%	(8.5)%	(9.5)%
December 31, 2018	(41.2)%	(24.7)%	(3.6)%	—	(7.0)%	(13.2)%	(15.9)%

The average risk exposure of the mortgage assets portfolio in the first three months of 2019 remained aligned with our preference to keep our exposure to market risk at a low to moderate level. The variances between periods shown reflect normal changes in the balance sheet composition and the impact of modestly lower long-term interest rates observed in the first three months of 2019. We believe the mortgage asset portfolio will continue to provide an acceptable risk adjusted return consistent with our risk appetite philosophy.

Capital Adequacy

Retained Earnings
We must hold sufficient capital to protect against exposure to various risks, including market, credit, and operational. We regularly conduct a variety of measurements and assessments for capital adequacy. At March 31, 2019, our capital management policy set forth a range of $330 million to $530 million as the minimum amount of retained earnings we believe is necessary to mitigate impairment risk and to provide for dividend stability from factors that could cause earnings to be volatile.

The following table presents retained earnings.

(In millions)	March 31, 2019	December 31, 2018
Unrestricted retained earnings	$625	$632
Restricted retained earnings (1)	406	391
Total retained earnings	$1,031	$1,023

(1)	Pursuant to the FHLBank System's Joint Capital Enhancement Agreement we are not permitted to distribute as dividends.

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

	March 31, 2019	December 31, 2018
Market Value of Equity to Par Value of Regulatory Capital Stock - Base Case (Flat Rates) Scenario	122%	119%
Market Value of Equity to Par Value of Regulatory Capital Stock - Down Shock (1)	120	118
Market Value of Equity to Par Value of Regulatory Capital Stock - Up Shock (2)	119	114

(1)	Represents a down shock of 100 basis points.

(2)	Represents an up shock of 200 basis points.

A base case value below 100 percent could indicate that, in the remote event of an immediate liquidation scenario involving redemption of all capital stock, capital stock may be returned to stockholders at a value below par. This could be due to experiencing risks that lower the market value of capital and/or to having an insufficient amount of retained earnings. In the first three months of 2019, the market capitalization ratios in the scenarios presented continued to be above our policy requirements. The base case ratio of 122 percent was slightly higher at the end of March 31, 2019 compared to the end of 2018, and it was well above 100 percent because retained earnings were 25 percent of regulatory capital stock at March 31, 2019 and we maintained risk exposures at moderate levels.

The following table presents the market value of equity to the book value of total capital and mandatorily redeemable capital stock.

	March 31, 2019	December 31, 2018
Market Value of Equity to Book Value of Capital - Base Case (Flat Rates) Scenario (1)	98%	96%
Market Value of Equity to Book Value of Capital - Down Shock (1)(2)	96	96
Market Value of Equity to Book Value of Capital - Up Shock (1)(3)	95	93

(1)	Capital includes total capital and mandatorily redeemable capital stock.

(2)	Represents a down shock of 100 basis points.

(3)	Represents an up shock of 200 basis points.

A base-case value below 100 percent indicates that we have realized or could realize risks (especially market risk), such that the market value of total capital owned by stockholders is below the book value of total capital. The base-case ratio of 98 percent at March 31, 2019 indicates that the market value of total capital is $106 million below the book value of total capital. In a scenario in which interest rates increase 200 basis points, the market value of total capital would be $246 million below the book value of total capital. This indicates that in a liquidation scenario, stockholders would not receive the full sum of their total equity ownership in the FHLB. We believe the likelihood of a liquidation scenario is extremely remote; and therefore, we accept the risk of diluting equity ownership in such a scenario.

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

Collateral: We require each member to provide a security interest in eligible collateral before it can undertake any secured borrowing. Eligible collateral includes single-family loans, multi-family loans, home equity loans and lines of credit, commercial real estate, bond securities and farm real estate. The estimated value of pledged collateral is discounted in order to offset market, credit and liquidity risks that may affect the collateral's realizable value in the event it must be liquidated. Over-

collateralization by one member is not applied to another member. At March 31, 2019, our policy of over-collateralization resulted in total collateral pledged of $349.7 billion to serve members' total borrowing capacity of $285.0 billion of which $68.7 billion was used to support outstanding Advances and Letters of Credit. Borrowers often pledge collateral in excess of their collateral requirement to demonstrate available liquidity and to have the ability to borrow additional amounts in the future. The collateral composition remained relatively stable compared to the end of 2018.

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

Member Failures, Closures, and Receiverships: There were no member failures in 2019 through the date of this filing.

MPP
Overview: We believe that the residual amount of credit risk exposure to loans in the MPP is minimal, based on the same factors described in the 2018 Annual Report on Form 10-K. We believe, based on our analysis, that future credit losses will not harm capital adequacy and will not significantly affect profitability except under the most extreme and unlikely credit conditions.

Conventional Loan Portfolio Characteristics: The levels of loan-to-value ratios are consistent with the portfolio's excellent credit quality. At March 31, 2019, the weighted average loan-to-value ratios for conventional loans based on origination values and estimated current values were 74 percent and 62 percent, respectively. These ratios were unchanged from December 31, 2018.

Credit Performance: The table below provides an analysis of conventional loans delinquent or in the process of foreclosure, along with the national average serious delinquency rate.

	Conventional Loan Delinquencies
(Dollars in millions)	March 31, 2019	December 31, 2018
Early stage delinquencies - unpaid principal balance (1)	$42	$36
Serious delinquencies - unpaid principal balance (2)	$12	$13
Early stage delinquency rate (3)	0.4%	0.4%
Serious delinquency rate (4)	0.1%	0.1%
National average serious delinquency rate (5)	1.5%	1.6%

(1)	Includes conventional loans 30 to 89 days delinquent and not in foreclosure.

(2)	Includes conventional loans that are 90 days or more past due or where the decision of foreclosure or a similar alternative such as pursuit of deed-in-lieu has been reported.

(3)	Early stage delinquencies expressed as a percentage of the total conventional loan portfolio.

(4)	Serious delinquencies expressed as a percentage of the total conventional loan portfolio.

(5)
National average number of fixed-rate prime and subprime conventional loans that are 90 days or more past due or in the process of foreclosure is based on the most recent national delinquency data available. The March 31, 2019 rate is based on December 31, 2018 data.

The MPP has experienced a small amount of delinquencies, with delinquency rates continuing to be well below national averages. This further supports our view that the overall portfolio is comprised of high-quality, well-performing loans.

Credit Enhancements: Conventional mortgage loans are supported against credit losses by various combinations of primary mortgage insurance (PMI), supplemental mortgage insurance (SMI) (for loans purchased before February 2011), and the Lender Risk Account (LRA). The LRA is a hold back of a portion of the initial purchase price to cover expected credit losses for a specific pool of loans. Starting after five years from the loan purchase date, we may return the hold back to Participating Financial Institutions (PFIs) if they manage credit risk to predefined acceptable levels of exposure on the loan pools they sell to us. As a result, some pools of loans may have sufficient credit enhancements to recapture all losses while other pools of loans may not. The LRA had balances of $214 million and $213 million at March 31, 2019 and December 31, 2018, respectively. For more information, see Note 9 of the Notes to Unaudited Financial Statements.

Credit Losses: The following table shows the effects of credit enhancements on the estimation of credit losses at the noted periods. Estimated incurred credit losses, after credit enhancements, are accounted for in the allowance for credit losses or as a charge off (i.e., a reduction to the principal of mortgage loans held for portfolio).

(In millions)	March 31, 2019	December 31, 2018
Estimated incurred credit losses, before credit enhancements	$(4)	$(4)
Estimated amounts deemed recoverable by:
Primary mortgage insurance	—	1
Supplemental mortgage insurance	2	1
Lender Risk Account	1	1
Estimated incurred credit losses, after credit enhancements	$(1)	$(1)

The minimal amount of incurred losses provides further support on the overall health of the portfolio. Credit risk exposure depends on the actual and potential credit performance of the loans in each pool compared to the pool's equity (on individual loans) and credit enhancements, including PMI, the LRA, and SMI. We have assessed that we do not have any credit risk exposure to our PMI providers, and our estimation of credit exposure to SMI providers was not material at March 31, 2019 or December 31, 2018.

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

The following table presents the carrying value of liquidity investments outstanding in relation to the counterparties' lowest long-term credit ratings provided by Standard & Poor's, Moody's, and/or Fitch Advisory Services. For resale agreements, the ratings shown are based on ratings of the associated collateral. Our internal ratings of these investments may differ from those obtained from Standard & Poor's, Moody's, and/or Fitch Advisory Services. The historical or current ratings displayed in this table should not be taken as an indication of future ratings.

(In millions)	March 31, 2019
	Long-Term Rating
	AA	A	Total
Unsecured Liquidity Investments
Interest-bearing deposits	$—	$390	$390
Federal funds sold	5,015	6,805	11,820
Certificates of deposit	—	950	950
Total unsecured liquidity investments	5,015	8,145	13,160
Guaranteed/Secured Liquidity Investments
Securities purchased under agreements to resell	2,829	—	2,829
U.S. Treasury obligations	5,003	—	5,003
GSE obligations	734	—	734
Total guaranteed/secured liquidity investments	8,566	—	8,566
Total liquidity investments	$13,581	$8,145	$21,726

	December 31, 2018
	Long-Term Rating
	AA	A	Total
Unsecured Liquidity Investments
Federal funds sold	$5,640	$5,153	$10,793
Certificates of deposit	800	1,550	2,350
Total unsecured liquidity investments	6,440	6,703	13,143
Guaranteed/Secured Liquidity Investments
Securities purchased under agreements to resell	4,402	—	4,402
U.S. Treasury obligations	36	—	36
GSE obligations	277	—	277
Total guaranteed/secured liquidity investments	4,715	—	4,715
Total liquidity investments	$11,155	$6,703	$17,858

During the first three months of 2019, we purchased a portion of our total liquidity investments from counterparties for which the investments are secured with collateral (secured resale agreements). We believe these investments present no credit risk exposure to us.

The following table presents the lowest long-term credit ratings provided by Standard & Poor's, Moody's, and/or Fitch Advisory Services of our unsecured investment credit exposure by the domicile of the counterparty or the domicile of the counterparty's parent for U.S. branches and agency offices of foreign commercial banks. Our internal ratings of these investments may differ from those obtained from Standard & Poor's, Moody's, and/or Fitch Advisory Services. The historical or current ratings displayed in this table should not be taken as an indication of future ratings.

(In millions)	March 31, 2019
	Counterparty Rating
Domicile of Counterparty	AA	A	Total
Domestic	$265	$3,380	$3,645
U.S. subsidiaries of foreign commercial banks	950	—	950
Total domestic and U.S. subsidiaries of foreign commercial banks	1,215	3,380	4,595
U.S. branches and agency offices of foreign commercial banks:
Canada	1,400	1,000	2,400
Germany	1,000	1,300	2,300
France	—	1,450	1,450
Australia	1,400	—	1,400
Netherlands	—	500	500
United Kingdom	—	315	315
Belgium	—	200	200
Total U.S. branches and agency offices of foreign commercial banks	3,800	4,765	8,565
Total unsecured investment credit exposure	$5,015	$8,145	$13,160

The following table presents the remaining contractual maturity of our unsecured investment credit exposure by the domicile of the counterparty or the domicile of the counterparty's parent for U.S. branches and agency offices of foreign commercial banks.

(In millions)	March 31, 2019
Domicile of Counterparty	Overnight	Due 2 days through 30 days	Due 31 days through 90 days	Total
Domestic	$3,645	$—	$—	$3,645
U.S. subsidiaries of foreign commercial banks	950	—	—	950
Total domestic and U.S. subsidiaries of foreign commercial banks	4,595	—	—	4,595
U.S. branches and agency offices of foreign commercial banks:
Canada	2,400	—	—	2,400
Germany	1,550	350	400	2,300
France	1,450	—	—	1,450
Australia	1,400	—	—	1,400
Netherlands	500	—	—	500
United Kingdom	315	—	—	315
Belgium	—	200	—	200
Total U.S. branches and agency offices of foreign commercial banks	7,615	550	400	8,565
Total unsecured investment credit exposure	$12,210	$550	$400	$13,160

At March 31, 2019, all of the $13.2 billion of unsecured investment exposure was to counterparties with holding companies domiciled in countries receiving either AAA or AA long-term sovereign ratings. Furthermore, we restrict a significant portion of unsecured lending to overnight maturities, which further limits risk exposure to these counterparties. By Finance Agency regulation, all counterparties exposed to non-U.S. countries are required to be domestic U.S. branches of foreign counterparties.

MBS:

GSE MBS
At March 31, 2019, $13.9 billion of MBS held were GSE securities issued by Fannie Mae and Freddie Mac, which provide credit safeguards by guaranteeing either timely or ultimate payments of principal and interest. We believe that the conservatorships of Fannie Mae and Freddie Mac lower the chance that they would not be able to fulfill their credit guarantees and that the securities issued by these two GSEs are effectively government guaranteed. In addition, based on the data available to us and our purchase practices, we believe that most of the mortgage loans backing our GSE MBS are of high quality with acceptable credit performance.

MBS Issued by Other Government Agencies
We also invest in MBS issued and guaranteed by Ginnie Mae and the NCUA. These investments totaled $1.9 billion at March 31, 2019. We believe that the strength of the issuers' guarantees and backing by the full faith and credit of the U.S. government is sufficient to protect us against credit losses on these securities.

Derivatives
Credit Risk Exposure: We mitigate most of the credit risk exposure resulting from derivative transactions through collateralization or use of daily settled contracts. The table below presents the lowest long-term counterparty credit ratings provided by Standard & Poor's, Moody's, and/or Fitch Advisory Services for derivative positions to which we had credit risk exposure at March 31, 2019. The historical or current ratings displayed in this table should not be taken as an indication of future ratings.

(In millions)
	Total Notional	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged to (from) Counterparties	Net Credit Exposure to Counterparties
Nonmember counterparties:
Asset positions with credit exposure:
Uncleared derivatives:
AA-rated	$60	$1	$(1)	$—
A-rated	1,395	—	—	—
BBB-rated	1,007	—	1	1
Total uncleared derivatives	2,462	1	—	1
Cleared derivatives (1)	11,287	13	126	139
Liability positions with credit exposure:
Uncleared derivatives:
BBB-rated	1,386	(13)	15	2
Total uncleared derivatives	1,386	(13)	15	2
Cleared derivatives (1)	5,582	(2)	13	11
Total derivative positions with credit exposure to nonmember counterparties	20,717	(1)	154	153
Member institutions (2)	247	2	—	2
Total	$20,964	$1	$154	$155

(1)
Represents derivative transactions cleared with LCH Ltd. and CME Clearing, the FHLB's clearinghouses. LCH Ltd. is rated A+ by Standard & Poor's, and CME Clearing is not rated, but its parent company, CME Group Inc., is rated Aa3 by Moody's and AA- by Standard & Poor's.

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

At March 31, 2019, the gross and net exposure of uncleared derivatives with residual credit risk exposure was minimal. Gross exposure would likely increase if interest rates rise and could increase if the composition of our derivatives change. However, contractual collateral provisions in these derivatives would limit net exposure to acceptable levels.

Although we cannot predict if we will realize credit risk losses from any of our derivatives counterparties, we believe that all of the counterparties will be able to continue making timely interest payments and, more generally, to continue to satisfy the terms and conditions of their derivative contracts with us. As of March 31, 2019, we had $504 million of notional principal of interest rate swaps with one member, JPMorgan Chase Bank, N.A., which also had outstanding credit services with us. Due to the amount of market value collateralization, we had no outstanding credit exposure to this counterparty related to interest rate swaps outstanding.

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

We believe our liquidity position, as well as that of the System, continued to be strong during the first three months of 2019. Our overall ability to effectively fund our operations through debt issuances remained sufficient. Investor demand for System debt was robust in the first three months of 2019. Although we can make no assurances, we expect this to continue to be the case. We believe the possibility of a liquidity or funding crisis in the System that would impair our ability to participate, on a cost-effective basis, in issuances of debt, service outstanding debt, maintain adequate capitalization, or pay competitive dividends is remote.

The System works collectively to manage and monitor the System-wide liquidity and funding risks. Liquidity risk includes the risk that the System could have difficulty rolling over short-term Obligations when market conditions change, also called refinancing risk. The System has a large reliance on short-term funding; therefore, it has a sharp focus on managing liquidity risk to very low levels. As shown on the Statements of Cash Flows, in the first three months of 2019, our portion of the System's debt issuances totaled $125.6 billion for Discount Notes and $11.3 billion for Bonds. Access to short-term debt markets has been reliable because investors, driven by liquidity preferences and risk aversion, have sought the System’s short-term debt, which has resulted in strong demand for debt maturing in one year or less.

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

As discussed in the "Business Outlook and Risk Management" section of "Executive Overview," the Finance Agency issued the Liquidity AB in August 2018, increasing the expectations with respect to the maintenance of sufficient liquidity for a specified number of days. However, in the first three months of 2019, we were still subject to the Finance Agency's previous guidance that required us to target at least 5 to 15 consecutive days of a positive amount of liquidity based on specific assumptions under a scenario where no Advances are renewed and a scenario where certain Advances are renewed. We targeted holding at least three extra days of positive liquidity under each scenario. Under the new Liquidity AB, the calculation of liquidity is intended to provide additional assurance that we can continue to provide Advances to members over an extended period without access to the capital markets. Under the new guidance, all Advance maturities are now assumed to renew, unless the Advances relate to former members who are ineligible to borrow new Advances.

As part of the base case liquidity expectations, the Liquidity AB requires the FHLBanks to maintain sufficient liquidity for an increased period of between 10 to 30 calendar days. Contemporaneously with the issuance of the Liquidity AB, the Finance Agency issued a supervisory letter that identifies initial thresholds for measures of liquidity. As of March 31, 2019, we maintained a sufficient number of days of positive daily cash balances under the new guidance.

The Liquidity AB also provided guidance related to asset/liability maturity funding gap limits, which was implemented beginning December 31, 2018. Funding gap metrics measure the difference between assets and liabilities that are scheduled to mature during a specified period of time and are expressed as a percentage of total assets. The Liquidity AB provides guidance on maintaining appropriate funding gaps for three-month (-10 percent to -20 percent) and one-year (-25 percent to -35 percent) maturity horizons. The Finance Agency's supervisory letter set forth initial funding gap percentage limits. As of March 31, 2019, we were operating within those limits.

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

(In millions)	March 31, 2019	December 31, 2018
Contingency Liquidity Requirement
Total Contingency Liquidity Reserves (1)	$39,141	$34,808
Total Requirement (2)	(20,435)	(18,745)
Excess Contingency Liquidity Available	$18,706	$16,063

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

(In millions)	March 31, 2019	December 31, 2018
Deposit Reserve Requirement
Total Eligible Deposit Reserves	$70,453	$66,643
Total Member Deposits	(768)	(664)
Excess Deposit Reserves	$69,685	$65,979

Contractual Obligations
The following table summarizes our contractual obligations at March 31, 2019. We believe that, as in the past, we will continue to have sufficient liquidity, including from access to the debt markets to issue Consolidated Obligations, to satisfy these obligations on a timely basis.

(In millions)	< 1 year	1 < 3 years	3 < 5 years	> 5 years	Total
Contractual Obligations
Long-term debt (Bonds) - par (1)	$27,407	$14,008	$6,095	$4,591	$52,101
Operating leases (include premises and equipment)	1	2	2	3	8
Mandatorily redeemable capital stock	17	—	5	1	23
Commitments to fund mortgage loans	341	—	—	—	341
Pension and other postretirement benefit obligations	2	5	5	30	42
Total Contractual Obligations	$27,768	$14,015	$6,107	$4,625	$52,515

(1)
Does not include Discount Notes and contractual interest payments related to Bonds. Total is based on contractual maturities; the actual timing of payments could be affected by factors affecting redemptions.

Off-Balance Sheet Arrangements
The following table summarizes our off-balance sheet items at March 31, 2019. For more information, see Note 19 of the Notes to Unaudited Financial Statements.

(In millions)	< 1 year	1 < 3 years	3 < 5 years	> 5 years	Total
Off-balance sheet items (1)
Commitments to fund additional Advances	$1,002	$—	$—	$—	$1,002
Standby Letters of Credit	13,504	63	229	16	13,812
Standby bond purchase agreements	21	56	—	—	77
Consolidated Obligations traded, not yet settled	—	—	50	97	147
Total off-balance sheet items	$14,527	$119	$279	$113	$15,038

(1)	Represents notional amount of off-balance sheet obligations.

Member Concentration Risk

We regularly assess concentration risks from business activity. We believe that the concentration of Advance activity is consistent with our risk management philosophy, and the impact of borrower concentration on market risk, credit risk, and operational risk, after considering mitigating controls, is minimal.

Operational Risks

There were no material developments regarding our operational risk exposure during the first three months of 2019.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Information required by this Item is set forth under the caption “Quantitative and Qualitative Disclosures About Risk Management” in Part I, Item 2, of this Report.

Item 4.	Controls and Procedures.

DISCLOSURE CONTROLS AND PROCEDURES

As of March 31, 2019, the FHLB's management, including its principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, these two officers each concluded that, as of March 31, 2019, the FHLB maintained effective disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that it files under the Exchange Act is (1) accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As of March 31, 2019, the FHLB's management, including its principal executive officer and principal financial officer, evaluated the FHLB's internal control over financial reporting. Based upon that evaluation, these two officers each concluded that there were no changes in the FHLB's internal control over financial reporting that occurred during the quarter ended March 31, 2019 that materially affected, or are reasonably likely to materially affect, the FHLB's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.	Risk Factors.

For a discussion of our risk factors, see Part I, Item 1A. "Risk Factors" in our 2018 Annual Report on Form 10-K. There have been no material changes from the risk factors in our 2018 Annual Report on Form 10-K.

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

PwC has advised the FHLB that for the period ended March 31, 2019, PwC and certain covered persons had borrowing relationships with two FHLB members (referred below as the “lenders”) who own more than ten percent of the FHLB’s capital stock, which under the Loan Rule, may reasonably be thought to bear on PwC’s independence with respect to the FHLB. The FHLB is providing this disclosure to explain the facts and circumstances, as well as PwC’s and the Audit Committee’s conclusions, concerning PwC’s objectivity and impartiality with respect to the audit of the FHLB.

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

Additionally, the Audit Committee assessed PwC’s ability to perform an objective and impartial audit, including consideration of the ownership structure of the FHLB, the limited voting rights of members and the composition of the Board of Directors. In addition to the above listed considerations, the Audit Committee considered the following:

▪	although the lenders owned more than ten percent of the FHLB’s capital stock, the lenders' voting rights are each less than ten percent;

▪	no individual officer or director that serves on the Board of Directors has the ability to significantly influence the FHLB based on the composition of the Board of Directors; and

▪	as of March 31, 2019, and as of the date of the filing of this Form 10-Q, no officer or director of either lender served on the Board of Directors of the FHLB.

Based on this evaluation, the Audit Committee has concluded that PwC’s ability to exercise objective and impartial judgment on all issues encompassed within PwC’s audit engagement has not been impaired.

Item 6.	Exhibits.

(a)	Exhibits.

See Index of Exhibits

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 9th day of May 2019.

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