Form 10-Q
period 2019-06-30
Federal Home Loan Bank of Cincinnati
filed 2019-08-08
CIK 1326771

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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

Securities registered pursuant to Section 12(b) of the Act: None

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
☐ Yes   ☒ No

The capital stock of the registrant is not listed on any securities exchange or quoted on any automated quotation system, only may be owned by members and former members and is transferable only at its par value of $100 per share. As of July 31, 2019, the registrant had 36,499,570 shares of capital stock outstanding, which included stock classified as mandatorily redeemable.

Page 1 of	80

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CONDITION
(Unaudited)
(In thousands, except par value)

	June 30, 2019	December 31, 2018
ASSETS
Cash and due from banks	$21,771	$10,037
Interest-bearing deposits	375,120	122
Securities purchased under agreements to resell	3,301,185	4,402,208
Federal funds sold	13,680,000	10,793,000
Investment securities:
Trading securities	8,761,698	223,980
Available-for-sale securities	978,944	2,402,897
Held-to-maturity securities (includes $0 and $0 pledged as collateral at June 30, 2019 and December 31, 2018, respectively, that may be repledged) (a)	15,347,168	15,791,222
Total investment securities	25,087,810	18,418,099
Advances (includes $10,214 and $10,008 at fair value under fair value option at June 30, 2019 and December 31, 2018, respectively)	42,869,181	54,822,252
Mortgage loans held for portfolio, net of allowance for credit losses of $784 and $840 at June 30, 2019 and December 31, 2018, respectively	10,638,689	10,500,917
Accrued interest receivable	201,154	169,982
Derivative assets	228,039	65,765
Other assets	21,521	20,191
TOTAL ASSETS	$96,424,470	$99,202,573
LIABILITIES
Deposits	$717,325	$669,016
Consolidated Obligations:
Discount Notes	41,492,853	46,943,632
Bonds (includes $8,071,128 and $3,906,610 at fair value under fair value option at June 30, 2019 and December 31, 2018, respectively)	48,780,417	45,659,138
Total Consolidated Obligations	90,273,270	92,602,770
Mandatorily redeemable capital stock	22,561	23,184
Accrued interest payable	159,960	147,337
Affordable Housing Program payable	118,406	117,336
Derivative liabilities	3,094	4,586
Other liabilities	298,741	308,128
Total liabilities	91,593,357	93,872,357
Commitments and contingencies
CAPITAL
Capital stock Class B putable ($100 par value); issued and outstanding shares: 38,065 shares at June 30, 2019 and 43,205 shares at December 31, 2018	3,806,530	4,320,459
Retained earnings:
Unrestricted	618,634	631,971
Restricted	418,325	390,829
Total retained earnings	1,036,959	1,022,800
Accumulated other comprehensive loss	(12,376)	(13,043)
Total capital	4,831,113	5,330,216
TOTAL LIABILITIES AND CAPITAL	$96,424,470	$99,202,573

(a)	Fair values: $15,329,536 and $15,575,368 at June 30, 2019 and December 31, 2018, respectively.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF INCOME
(Unaudited)

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
INTEREST INCOME:
Advances	$320,763	$349,054	$723,540	$667,475
Prepayment fees on Advances, net	165	421	180	461
Interest-bearing deposits	3,737	152	5,281	255
Securities purchased under agreements to resell	22,223	10,310	41,048	17,267
Federal funds sold	59,192	51,275	123,021	86,013
Investment securities:
Trading securities	45,389	5	50,560	10
Available-for-sale securities	4,854	10,176	18,413	13,455
Held-to-maturity securities	103,979	94,857	210,452	177,777
Total investment securities	154,222	105,038	279,425	191,242
Mortgage loans held for portfolio	85,587	77,675	174,252	155,421
Loans to other FHLBanks	50	—	70	20
Total interest income	645,939	593,925	1,346,817	1,118,154
INTEREST EXPENSE:
Consolidated Obligations:
Discount Notes	244,185	215,069	555,895	396,440
Bonds	300,060	246,739	562,923	469,207
Total Consolidated Obligations	544,245	461,808	1,118,818	865,647
Deposits	3,973	2,566	7,671	4,451
Loans from other FHLBanks	—	5	—	5
Mandatorily redeemable capital stock	293	355	642	800
Total interest expense	548,511	464,734	1,127,131	870,903
NET INTEREST INCOME	97,428	129,191	219,686	247,251
NON-INTEREST INCOME (LOSS):
Net gains (losses) on investment securities	171,461	(3)	193,587	(5)
Net gains (losses) on financial instruments held under fair value option	(24,753)	(3,894)	(41,934)	15,831
Net gains (losses) on derivatives and hedging activities	(152,126)	(11,592)	(178,085)	(37,965)
Other, net	2,759	2,680	5,374	5,473
Total non-interest income (loss)	(2,659)	(12,809)	(21,058)	(16,666)
NON-INTEREST EXPENSE:
Compensation and benefits	11,376	11,457	24,035	24,150
Other operating expenses	5,468	4,967	10,945	10,095
Finance Agency	1,695	1,565	3,391	3,129
Office of Finance	1,114	1,097	2,480	2,434
Other	3,725	3,055	4,950	4,457
Total non-interest expense	23,378	22,141	45,801	44,265
INCOME BEFORE ASSESSMENTS	71,391	94,241	152,827	186,320
Affordable Housing Program assessments	7,168	9,460	15,347	18,712
NET INCOME	$64,223	$84,781	$137,480	$167,608
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$64,223	$84,781	$137,480	$167,608
Other comprehensive income adjustments:
Net unrealized gains (losses) on available-for-sale securities	(437)	201	(250)	344
Pension and postretirement benefits	516	487	917	973
Total other comprehensive income (loss) adjustments	79	688	667	1,317
Comprehensive income	$64,302	$85,469	$138,147	$168,925

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CAPITAL
(Unaudited)

(In thousands)	Capital Stock Class B - Putable		Retained Earnings			Accumulated Other Comprehensive	Total
	Shares	Par Value	Unrestricted	Restricted	Total	Loss	Capital
BALANCE, MARCH 31, 2018	45,235	$4,523,490	$621,924	$339,564	$961,488	$(16,031)	$5,468,947
Comprehensive income (loss)			67,824	16,957	84,781	688	85,469
Proceeds from sale of capital stock	134	13,417					13,417
Net shares reclassified from mandatorily redeemable capital stock	22	2,208					2,208
Cash dividends on capital stock			(62,566)		(62,566)		(62,566)
BALANCE, JUNE 30, 2018	45,391	$4,539,115	$627,182	$356,521	$983,703	$(15,343)	$5,507,475

BALANCE, MARCH 31, 2019	40,590	$4,058,981	$625,103	$405,481	$1,030,584	$(12,455)	$5,077,110
Comprehensive income (loss)			51,379	12,844	64,223	79	64,302
Proceeds from sale of capital stock	1,477	147,687					147,687
Repurchase of capital stock	(4,000)	(400,000)					(400,000)
Net shares reclassified to mandatorily redeemable capital stock	(2)	(138)					(138)
Cash dividends on capital stock			(57,848)		(57,848)		(57,848)
BALANCE, JUNE 30, 2019	38,065	$3,806,530	$618,634	$418,325	$1,036,959	$(12,376)	$4,831,113

(In thousands)	Capital Stock Class B - Putable		Retained Earnings			Accumulated Other Comprehensive	Total
	Shares	Par Value	Unrestricted	Restricted	Total	Loss	Capital
BALANCE, DECEMBER 31, 2017	42,411	$4,241,140	$617,034	$322,999	$940,033	$(16,660)	$5,164,513
Comprehensive income (loss)			134,086	33,522	167,608	1,317	168,925
Proceeds from sale of capital stock	2,958	295,832					295,832
Net shares reclassified from mandatorily redeemable capital stock	22	2,143					2,143
Cash dividends on capital stock			(123,938)		(123,938)		(123,938)
BALANCE, JUNE 30, 2018	45,391	$4,539,115	$627,182	$356,521	$983,703	$(15,343)	$5,507,475

BALANCE, DECEMBER 31, 2018	43,205	$4,320,459	$631,971	$390,829	$1,022,800	$(13,043)	$5,330,216
Comprehensive income (loss)			109,984	27,496	137,480	667	138,147
Proceeds from sale of capital stock	3,758	375,793					375,793
Repurchase of capital stock	(8,886)	(888,544)					(888,544)
Net shares reclassified to mandatorily redeemable capital stock	(12)	(1,178)					(1,178)
Cash dividends on capital stock			(123,321)		(123,321)		(123,321)
BALANCE, JUNE 30, 2019	38,065	$3,806,530	$618,634	$418,325	$1,036,959	$(12,376)	$4,831,113

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CASH FLOWS
(Unaudited)

(In thousands)	Six Months Ended June 30,
	2019	2018
OPERATING ACTIVITIES:
Net income	$137,480	$167,608
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,241	42,682
Net change in derivative and hedging activities	(151,533)	44,713
Net change in fair value adjustments on trading securities	(193,587)	5
Net change in fair value adjustments on financial instruments held under fair value option	41,934	(15,831)
Other adjustments	386	—
Net change in:
Accrued interest receivable	(31,419)	(58,868)
Other assets	4,813	6,378
Accrued interest payable	29,128	5,995
Other liabilities	3,694	10,312
Total adjustments	(273,343)	35,386
Net cash provided by (used in) operating activities	(135,863)	202,994

INVESTING ACTIVITIES:
Net change in:
Interest-bearing deposits	(554,112)	(1,247)
Securities purchased under agreements to resell	1,101,023	3,568,607
Federal funds sold	(2,887,000)	(10,020,000)
Premises, software, and equipment	(1,244)	(1,248)
Trading securities:
Proceeds from maturities	74	87
Purchases	(8,344,204)	—
Available-for-sale securities:
Proceeds from maturities	3,300,000	1,400,000
Purchases	(1,886,000)	(3,400,000)
Held-to-maturity securities:
Proceeds from maturities	1,385,566	1,313,650
Purchases	(945,214)	(3,312,256)
Advances:
Repaid	756,877,187	1,747,810,892
Originated	(744,759,498)	(1,738,498,377)
Mortgage loans held for portfolio:
Principal collected	653,475	547,468
Purchases	(801,061)	(732,583)
Net cash provided by (used in) investing activities	3,138,992	(1,325,007)

The accompanying notes are an integral part of these financial statements.

(continued from previous page)
FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CASH FLOWS
(Unaudited)

(In thousands)	Six Months Ended June 30,
	2019	2018
FINANCING ACTIVITIES:
Net change in deposits and pass-through reserves	$39,939	$95,110
Net proceeds (payments) on derivative contracts with financing elements	(221)	(693)
Net proceeds from issuance of Consolidated Obligations:
Discount Notes	295,761,694	282,305,387
Bonds	19,473,745	14,027,224
Payments for maturing and retiring Consolidated Obligations:
Discount Notes	(301,226,879)	(278,490,713)
Bonds	(16,401,800)	(16,992,425)
Proceeds from issuance of capital stock	375,793	295,832
Payments for repurchase of capital stock	(888,544)	—
Payments for repurchase/redemption of mandatorily redeemable capital stock	(1,801)	(4,647)
Cash dividends paid	(123,321)	(123,938)
Net cash provided by (used in) financing activities	(2,991,395)	1,111,137
Net increase (decrease) in cash and due from banks	11,734	(10,876)
Cash and due from banks at beginning of the period	10,037	26,550
Cash and due from banks at end of the period	$21,771	$15,674
Supplemental Disclosures:
Interest paid	$1,096,849	$836,775
Affordable Housing Program payments, net	$14,277	$11,365

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
Note 1 - Basis of Presentation

The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of financial statements in accordance with GAAP requires management to make assumptions and estimates. These assumptions and estimates affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. Actual results could differ from these estimates. The interim financial statements presented are unaudited, but they include all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations, and cash flows for such periods. These financial statements do not include all disclosures associated with annual financial statements and accordingly should be read in conjunction with the audited financial statements and notes included in the FHLB's Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission (SEC). Results for the six months ended June 30, 2019 are not necessarily indicative of operating results for the full year.

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

The FHLB did not hold any equity securities as of June 30, 2019 and December 31, 2018.

Reclassifications. Certain amounts in the 2018 financial statements have been reclassified to conform to the presentation as of June 30, 2019. Specifically, certain cash flow amounts in the prior period Statement of Cash Flows have been reclassified to reflect short-term investment securities purchases and proceeds on a gross, rather than net, basis.

Subsequent Events. The FHLB has evaluated subsequent events for potential recognition or disclosure through the issuance of these financial statements and believes there have been no material subsequent events requiring additional disclosure or recognition in these financial statements.

Note 2 - Recently Issued Accounting Standards and Interpretations

Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes. On October 25, 2018, the Financial Accounting Standards Board (FASB) issued guidance that permits the OIS rate based on SOFR as an eligible U.S. benchmark interest rate for hedge accounting purposes, to facilitate the London InterBank Offered Rate (LIBOR) to SOFR transition. This guidance became effective for the FHLB for the interim and annual periods beginning on January 1, 2019 (concurrent with the adoption of the hedging standard mentioned below). This guidance was adopted prospectively for qualifying new or re-designated hedging relationships entered into on or after January 1, 2019. Upon adoption, this guidance did not have an impact on the FHLB’s financial condition, results of operations, or cash flows.

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

Measurement of Credit Losses on Financial Instruments. On June 16, 2016, the FASB issued amended guidance for the accounting of credit losses on financial instruments. The amendments require entities to immediately record the full amount of expected credit losses in their loan portfolios. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The guidance also requires, among other things, credit losses relating to available-for-sale debt securities to be recorded through an allowance for credit losses and expanded disclosure requirements. The guidance becomes effective for the FHLB for the interim and annual periods beginning on January 1, 2020. Early adoption is permitted. The FHLB does not intend to adopt the new guidance early. The guidance should be applied using a modified-retrospective approach, through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. In addition, entities are required to use a prospective transition approach for debt securities for which an other-than-temporary impairment had been recognized before the effective date. Based on its preliminary assessments, the FHLB does not expect the guidance to result in an allowance for credit losses for certain financial instruments including Advances, U.S. obligation/GSE investments, securities purchased under agreement to resell and other short-term investments given the specific terms, issuer guarantees, and/or collateralized/secured nature of the instruments. For mortgage loans held for portfolio, the FHLB does not expect the guidance to have a material impact. However, the FHLB's expectation of the guidance's ultimate impact on its financial condition, results of operations, and cash flows may change depending upon the composition of the FHLB’s financial assets at the adoption date and the economic conditions and forecasts at that time.
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

Note 3 - Trading Securities

Table 3.1 - Trading Securities by Major Security Types (in thousands)

Fair Value	June 30, 2019	December 31, 2018
Non-mortgage-backed securities (non-MBS):
U.S. Treasury obligations	$7,055,007	$—
GSE obligations	1,706,153	223,368
Total non-MBS	8,761,160	223,368
Mortgage-backed securities (MBS):
U.S. obligation single-family MBS	538	612
Total	$8,761,698	$223,980

Table 3.2 - Net Gains (Losses) on Trading Securities (in thousands)

	Six Months Ended June 30,
	2019	2018
Net gains (losses) on trading securities held at period end	$193,587	$(5)
Net gains (losses) on trading securities	$193,587	$(5)

Note 4 - Available-for-Sale Securities

Table 4.1 - Available-for-Sale Securities by Major Security Types (in thousands)

	June 30, 2019
	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$850,000	$35	$—	$850,035
GSE obligations	129,304	138	(533)	128,909
Total	$979,304	$173	$(533)	$978,944

	December 31, 2018
	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$2,350,000	$71	$(69)	$2,350,002
GSE obligations	53,007	16	(128)	52,895
Total	$2,403,007	$87	$(197)	$2,402,897

(1)	Amortized cost of available-for-sale securities includes adjustments made to the cost basis of an investment for accretion, amortization, and/or fair value hedge accounting adjustments.

All securities outstanding with gross unrealized losses at June 30, 2019 and December 31, 2018 were in a continuous unrealized loss position for less than 12 months.

Table 4.2 - Available-for-Sale Securities by Contractual Maturity (in thousands)

	June 30, 2019		December 31, 2018
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in 1 year or less	$850,000	$850,035	$2,350,000	$2,350,002
Due after 1 year through 5 years	—	—	—	—
Due after 5 years through 10 years	119,695	119,202	48,999	48,904
Due after 10 years	9,609	9,707	4,008	3,991
Total	$979,304	$978,944	$2,403,007	$2,402,897

Table 4.3 - Interest Rate Payment Terms of Available-for-Sale Securities (in thousands)

	June 30, 2019	December 31, 2018
Amortized cost of available-for-sale securities:
Fixed-rate	$979,304	$2,403,007

Realized Gains and Losses. The FHLB had no sales of securities out of its available-for-sale portfolio for the six months ended June 30, 2019 or 2018.

Note 5 - Held-to-Maturity Securities

Table 5.1 - Held-to-Maturity Securities by Major Security Types (in thousands)

	June 30, 2019
	Amortized Cost (1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
Non-MBS:
U.S. Treasury obligations	$34,760	$4	$—	$34,764
Total non-MBS	34,760	4	—	34,764
MBS:
U.S. obligation single-family MBS	1,871,911	5,903	(608)	1,877,206
GSE single-family MBS	5,082,144	34,934	(38,252)	5,078,826
GSE multi-family MBS	8,358,353	652	(20,265)	8,338,740
Total MBS	15,312,408	41,489	(59,125)	15,294,772
Total	$15,347,168	$41,493	$(59,125)	$15,329,536

	December 31, 2018
	Amortized Cost (1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
Non-MBS:
U.S. Treasury obligations	$35,667	$—	$(6)	$35,661
Total non-MBS	35,667	—	(6)	35,661
MBS:
U.S. obligation single-family MBS	2,040,642	540	(47,463)	1,993,719
GSE single-family MBS	5,543,524	9,891	(162,097)	5,391,318
GSE multi-family MBS	8,171,389	1,739	(18,458)	8,154,670
Total MBS	15,755,555	12,170	(228,018)	15,539,707
Total	$15,791,222	$12,170	$(228,024)	$15,575,368

(1)	Carrying value equals amortized cost.

Table 5.2 - Net Purchased Premiums Included in the Amortized Cost of MBS Classified as Held-to-Maturity (in thousands)

	June 30, 2019	December 31, 2018
Premiums	$36,886	$42,299
Discounts	(16,248)	(19,730)
Net purchased premiums	$20,638	$22,569

Table 5.3 summarizes the held-to-maturity securities with unrealized losses, which are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

Table 5.3 - Held-to-Maturity Securities in a Continuous Unrealized Loss Position (in thousands)

	June 30, 2019
	Less than 12 Months		12 Months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
MBS:
U.S. obligation single-family MBS	$45,099	$(6)	$219,830	$(602)	$264,929	$(608)
GSE single-family MBS	23,675	(30)	3,041,562	(38,222)	3,065,237	(38,252)
GSE multi-family MBS	4,431,699	(12,341)	2,581,943	(7,924)	7,013,642	(20,265)
Total	$4,500,473	$(12,377)	$5,843,335	$(46,748)	$10,343,808	$(59,125)

	December 31, 2018
	Less than 12 Months		12 Months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Non-MBS:
U.S. Treasury obligations	$35,661	$(6)	$—	$—	$35,661	$(6)
Total non-MBS	35,661	(6)	—	—	35,661	(6)
MBS:
U.S. obligation single-family MBS	175,663	(1,571)	1,526,835	(45,892)	1,702,498	(47,463)
GSE single-family MBS	401,509	(1,581)	3,859,608	(160,516)	4,261,117	(162,097)
GSE multi-family MBS	5,976,323	(18,185)	229,739	(273)	6,206,062	(18,458)
Total MBS	6,553,495	(21,337)	5,616,182	(206,681)	12,169,677	(228,018)
Total	$6,589,156	$(21,343)	$5,616,182	$(206,681)	$12,205,338	$(228,024)

Table 5.4 - Held-to-Maturity Securities by Contractual Maturity (in thousands)

	June 30, 2019		December 31, 2018
Year of Maturity	Amortized Cost (1)	Fair Value	Amortized Cost (1)	Fair Value
Non-MBS:
Due in 1 year or less	$34,760	$34,764	$35,667	$35,661
Due after 1 year through 5 years	—	—	—	—
Due after 5 years through 10 years	—	—	—	—
Due after 10 years	—	—	—	—
Total non-MBS	34,760	34,764	35,667	35,661
MBS (2)	15,312,408	15,294,772	15,755,555	15,539,707
Total	$15,347,168	$15,329,536	$15,791,222	$15,575,368

(1)	Carrying value equals amortized cost.

(2)
MBS are not presented by contractual maturity because their expected maturities will likely differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 5.5 - Interest Rate Payment Terms of Held-to-Maturity Securities (in thousands)

	June 30, 2019	December 31, 2018
Amortized cost of non-MBS:
Fixed-rate	$34,760	$35,667
Total amortized cost of non-MBS	34,760	35,667
Amortized cost of MBS:
Fixed-rate	6,112,467	6,652,055
Variable-rate	9,199,941	9,103,500
Total amortized cost of MBS	15,312,408	15,755,555
Total	$15,347,168	$15,791,222

Realized Gains and Losses. From time to time the FHLB may sell securities out of its held-to-maturity portfolio. These securities, generally, have less than 15 percent of the acquired principal outstanding at the time of the sale. These sales are considered maturities for the purposes of security classification. For the six months ended June 30, 2019 and 2018, the FHLB did not sell any held-to-maturity securities.

Note 6 - Other-Than-Temporary Impairment Analysis

The FHLB evaluates any of its individual available-for-sale and held-to-maturity investment securities holdings in an unrealized loss position for other-than-temporary impairment on a quarterly basis.

U.S. Obligations and GSE Investments

For its U.S. obligations and GSE investments (MBS and non-MBS), the FHLB has determined that the strength of the issuers' guarantees through direct obligations or support from the U.S. government is sufficient to protect the FHLB from losses based on current expectations. As a result, the FHLB determined that, as of June 30, 2019, all of the gross unrealized losses on these investments were temporary as the declines in market value of these securities were not attributable to credit quality. Furthermore, the FHLB does not intend to sell the investments, and it is not more likely than not that the FHLB will be required to sell the investments before recovery of their amortized cost bases. As a result, the FHLB did not consider any of these investments to be other-than-temporarily impaired at June 30, 2019.

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

Table 7.1 - Advances by Redemption Term (dollars in thousands)

	June 30, 2019		December 31, 2018
Redemption Term	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Overdrawn demand deposit accounts	$24	2.33%	$—	—%
Due in 1 year or less	27,837,138	2.46	38,592,494	2.56
Due after 1 year through 2 years	4,371,314	2.27	6,461,276	2.39
Due after 2 years through 3 years	2,783,029	2.37	3,146,830	2.30
Due after 3 years through 4 years	1,215,689	2.56	1,145,118	2.56
Due after 4 years through 5 years	1,508,000	2.59	935,439	2.76
Thereafter	5,039,342	2.83	4,591,015	2.98
Total principal amount	42,754,536	2.49	54,872,172	2.56
Commitment fees	(407)		(456)
Discount on Affordable Housing Program (AHP) Advances	(3,764)		(4,386)
Premiums	1,366		1,510
Discounts	(2,670)		(3,090)
Hedging adjustments	119,906		(43,506)
Fair value option valuation adjustments and accrued interest	214		8
Total	$42,869,181		$54,822,252

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

Table 7.2 - Advances by Redemption Term or Next Call Date (in thousands)

Redemption Term or Next Call Date	June 30, 2019	December 31, 2018
Overdrawn demand deposit accounts	$24	$—
Due in 1 year or less	31,542,242	43,793,555
Due after 1 year through 2 years	5,175,065	4,338,117
Due after 2 years through 3 years	1,817,431	3,490,580
Due after 3 years through 4 years	899,435	753,716
Due after 4 years through 5 years	1,280,997	905,189
Thereafter	2,039,342	1,591,015
Total principal amount	$42,754,536	$54,872,172

The FHLB also offers putable Advances. With a putable Advance, the FHLB effectively purchases put options from the member that allows the FHLB to terminate the Advance at predetermined dates. The FHLB normally would exercise its put option when interest rates increase relative to contractual rates.

Table 7.3 - Advances by Redemption Term or Next Put Date for Putable Advances (in thousands)

Redemption Term or Next Put Date	June 30, 2019	December 31, 2018
Overdrawn demand deposit accounts	$24	$—
Due in 1 year or less	28,434,638	38,827,494
Due after 1 year through 2 years	4,731,314	6,611,276
Due after 2 years through 3 years	2,990,529	3,221,830
Due after 3 years through 4 years	1,180,689	1,145,118
Due after 4 years through 5 years	1,218,000	835,439
Thereafter	4,199,342	4,231,015
Total principal amount	$42,754,536	$54,872,172

Table 7.4 - Advances by Interest Rate Payment Terms (in thousands)

	June 30, 2019	December 31, 2018
Total fixed-rate (1)	$25,161,613	$23,988,298
Total variable-rate (1)	17,592,923	30,883,874
Total principal amount	$42,754,536	$54,872,172

(1)	Payment terms based on current interest rate terms, which reflect any option exercises or rate conversions that have occurred subsequent to the related Advance issuance.

Table 7.5 - Borrowers Holding Five Percent or more of Total Advances, Including Any Known Affiliates that are Members of the FHLB (dollars in millions)

June 30, 2019			December 31, 2018
	Principal	% of Total Principal Amount of Advances		Principal	% of Total Principal Amount of Advances
JPMorgan Chase Bank, N.A.	$11,050	26%	JPMorgan Chase Bank, N.A.	$23,400	43%
U.S. Bank, N.A.	4,574	11	U.S. Bank, N.A.	4,574	8
Third Federal Savings and Loan Association	3,826	9	Third Federal Savings and Loan Association	3,727	7
Nationwide Life Insurance Company	2,306	5	Total	$31,701	58%
Total	$21,756	51%

Note 8 - Mortgage Loans Held for Portfolio

Table 8.1 - Mortgage Loans Held for Portfolio (in thousands)

	June 30, 2019	December 31, 2018
Unpaid principal balance:
Fixed rate medium-term single-family mortgage loans (1)	$849,168	$933,340
Fixed rate long-term single-family mortgage loans	9,554,129	9,338,814
Total unpaid principal balance	10,403,297	10,272,154
Premiums	226,444	227,161
Discounts	(2,410)	(2,603)
Hedging basis adjustments (2)	12,142	5,045
Total mortgage loans held for portfolio	$10,639,473	$10,501,757

(1)	Medium-term is defined as a term of 15 years or less.

(2)
Represents the unamortized balance of the mortgage purchase commitments' market values at the time of settlement. The market value of the commitment is included in the basis of the mortgage loan and amortized accordingly.

Table 8.2 - Mortgage Loans Held for Portfolio by Collateral/Guarantee Type (in thousands)

	June 30, 2019	December 31, 2018
Unpaid principal balance:
Conventional mortgage loans	$10,150,600	$9,999,307
Federal Housing Administration (FHA) mortgage loans	252,697	272,847
Total unpaid principal balance	$10,403,297	$10,272,154

Table 8.3 - Members, Including Any Known Affiliates that are Members of the FHLB, and Former Members Selling Five Percent or more of Total Unpaid Principal (dollars in millions)

	June 30, 2019			December 31, 2018
	Principal	% of Total		Principal	% of Total
Union Savings Bank	$3,462	33%	Union Savings Bank	$3,449	34%
Guardian Savings Bank FSB	996	10	Guardian Savings Bank FSB	987	10

Note 9 - Allowance for Credit Losses

The FHLB has established an allowance methodology for each of the FHLB's portfolio segments: credit products (Advances, Letters of Credit and other extensions of credit to members); FHA mortgage loans held for portfolio; and conventional mortgage loans held for portfolio.

Credit Products

The FHLB manages its credit exposure to credit products through an integrated approach that includes establishing a credit limit for each borrower and ongoing review of each borrower's financial condition, coupled with collateral and lending policies to limit risk of loss while balancing borrowers' needs for a reliable source of funding. In addition, the FHLB lends to eligible borrowers in accordance with federal law and Finance Agency regulations, which require the FHLB to obtain sufficient collateral to fully secure credit products. The estimated value of the collateral required to secure each member's credit products is calculated by applying collateral discounts, or haircuts, to the value of the collateral. The FHLB accepts certain investment securities, residential mortgage loans, deposits and other real estate related assets as collateral. In addition, community financial institutions are eligible to utilize expanded statutory collateral provisions for small business, agriculture loans and community development loans. The FHLB's capital stock owned by its member borrowers is also pledged as collateral. Collateral arrangements and a member’s borrowing capacity vary based on the financial condition and performance of the institution, the types of collateral pledged and the overall quality of those assets. The FHLB can also require additional or substitute collateral to protect its security interest. Management of the FHLB believes that these policies effectively manage the FHLB's credit risk from credit products.

Members experiencing financial difficulties are subject to FHLB-performed “stress tests” of the impact of poorly performing assets on the member’s capital and loss reserve positions. Depending on the results of these tests and the level of over-collateralization, a member may be allowed to maintain pledged loan assets in its custody, may be required to deliver those loans into the custody of the FHLB or its agent, or may be required to provide details on those loans to facilitate an estimate of their fair value. The FHLB perfects its security interest in all pledged collateral. The FHLBank Act affords any security interest granted to the FHLB by a member priority over the claims or rights of any other party except for claims or rights of a third party that would otherwise be entitled to priority under applicable law and that are held by a bona fide purchaser for value or by a secured party holding a prior perfected security interest.

Using a risk-based approach, the FHLB considers the payment status, collateralization levels, and borrower's financial condition to be indicators of credit quality for its credit products. At June 30, 2019 and December 31, 2018, the FHLB had rights to collateral on a member-by-member basis with an estimated value in excess of its outstanding extensions of credit.

The FHLB evaluates and makes changes to its collateral guidelines, as necessary, based on current market conditions. At June 30, 2019 and December 31, 2018, the FHLB did not have any Advances that were past due, in non-accrual status or impaired. In addition, there were no troubled debt restructurings related to credit products of the FHLB during the six months ended June 30, 2019 or 2018.

The FHLB has not experienced any credit losses on Advances since it was founded in 1932. Based upon the collateral held as security, its credit extension and collateral policies and the repayment history on credit products, the FHLB did not record any credit losses on credit products as of June 30, 2019 or December 31, 2018. Accordingly, the FHLB did not record any allowance for credit losses on Advances.

At June 30, 2019 and December 31, 2018, the FHLB did not record any liability to reflect an allowance for credit losses for off-balance sheet credit exposures. See Note 19 for additional information on the FHLB's off-balance sheet credit exposure.

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

Collectively Evaluated Mortgage Loans. The credit risk analysis of conventional loans evaluated collectively for impairment considers historical delinquency migration, applies estimated loss severities, and incorporates the associated credit enhancements in order to determine the FHLB's best estimate of probable incurred losses at the reporting date. Migration analysis is a methodology for determining, through the FHLB's experience over a historical period, the rate of default on loans. The FHLB applies migration analysis to loans based on payment status categories such as current, 30, 60, and 90 days past due. The FHLB then estimates how many loans in these categories may migrate to a loss realization event and applies a current loss severity to estimate losses. The estimated losses are then reduced by the probable cash flows resulting from available credit enhancements. To properly determine the credit enhancements available to recover estimated losses, the FHLB performs the credit risk analysis of all conventional mortgage loans at the individual Master Commitment Contract level. The Master Commitment Contract is an agreement with a member in which the member agrees to make a best efforts attempt to sell a specific dollar amount of loans to the FHLB, generally over a one-year period. Any credit enhancement cash flows that are projected and assessed as not probable of receipt do not reduce estimated losses.

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

Table 9.1 - Rollforward of Allowance for Credit Losses on Conventional Mortgage Loans (in thousands)

	Three Months Ended June 30,
	2019	2018
Balance, beginning of period	$779	$1,068
Net recoveries (charge offs)	5	(115)
Balance, end of period	$784	$953

	Six Months Ended June 30,
	2019	2018
Balance, beginning of period	$840	$1,190
Net charge offs	(56)	(237)
Balance, end of period	$784	$953

Table 9.2 - Allowance for Credit Losses and Recorded Investment on Conventional Mortgage Loans by Impairment Methodology (in thousands)

	June 30, 2019	December 31, 2018
Allowance for credit losses:
Collectively evaluated for impairment	$784	$840
Individually evaluated for impairment	—	—
Total allowance for credit losses	$784	$840
Recorded investment:
Collectively evaluated for impairment	$10,407,411	$10,249,169
Individually evaluated for impairment	11,139	10,554
Total recorded investment	$10,418,550	$10,259,723

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

Table 9.3 - Changes in the LRA (in thousands)

Six Months Ended
June 30, 2019
LRA at beginning of year	$213,260
Additions	8,853
Claims	(10)
Scheduled distributions	(5,741)
LRA at end of period	$216,362

Credit Quality Indicators. Key credit quality indicators for mortgage loans include the migration of past due loans, loans in process of foreclosure, and non-accrual loans. The table below summarizes the FHLB's key credit quality indicators for mortgage loans.

Table 9.4 - Recorded Investment in Delinquent Mortgage Loans (dollars in thousands)

	June 30, 2019
	Conventional MPP Loans	FHA Loans	Total
Past due 30-59 days delinquent	$25,992	$13,767	$39,759
Past due 60-89 days delinquent	4,756	3,302	8,058
Past due 90 days or more delinquent	10,451	5,429	15,880
Total past due	41,199	22,498	63,697
Total current mortgage loans	10,377,351	233,628	10,610,979
Total mortgage loans	$10,418,550	$256,126	$10,674,676
Other delinquency statistics:
In process of foreclosure, included above (1)	$7,388	$3,266	$10,654
Serious delinquency rate (2)	0.10%	2.19%	0.15%
Past due 90 days or more still accruing interest (3)	$10,084	$5,429	$15,513
Loans on non-accrual status, included above	$1,813	$—	$1,813

	December 31, 2018
	Conventional MPP Loans	FHA Loans	Total
Past due 30-59 days delinquent	$29,596	$14,845	$44,441
Past due 60-89 days delinquent	7,175	4,238	11,413
Past due 90 days or more delinquent	12,807	7,210	20,017
Total past due	49,578	26,293	75,871
Total current mortgage loans	10,210,145	250,308	10,460,453
Total mortgage loans	$10,259,723	$276,601	$10,536,324
Other delinquency statistics:
In process of foreclosure, included above (1)	$7,557	$4,635	$12,192
Serious delinquency rate (2)	0.13%	2.65%	0.19%
Past due 90 days or more still accruing interest (3)	$11,773	$7,210	$18,983
Loans on non-accrual status, included above	$2,535	$—	$2,535

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

The FHLB did not have any real estate owned at June 30, 2019 or December 31, 2018.

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

The FHLB's recorded investment in modified loans considered troubled debt restructurings was (in thousands) $11,139 and $10,554 at June 30, 2019 and December 31, 2018, respectively. The amount of troubled debt restructurings is not considered material to the FHLB's financial condition, results of operations, or cash flows.

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

The FHLB transacts its derivatives with large banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute Consolidated Obligations. Derivative transactions may be executed either with a counterparty (uncleared derivatives) or cleared through a Futures Commission Merchant (i.e., clearing agent) with a Derivative Clearing Organization (cleared derivatives). Once a derivative transaction has been accepted for clearing by a Derivative Clearing Organization (Clearinghouse), the executing counterparty is replaced with the Clearinghouse. The FHLB is not a derivative dealer and does not trade derivatives for short-term profit.

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

Table 10.1 - Fair Value of Derivative Instruments (in thousands)

	June 30, 2019
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as fair value hedging instruments:
Interest rate swaps	$8,935,948	$8,069	$50,402
Derivatives not designated as hedging instruments:
Interest rate swaps	16,605,194	7,253	1,980
Interest rate swaptions	3,775,000	14,135	—
Forward rate agreements	503,000	231	2,236
Mortgage delivery commitments	425,663	3,060	156
Total derivatives not designated as hedging instruments	21,308,857	24,679	4,372
Total derivatives before adjustments	$30,244,805	32,748	54,774
Netting adjustments and cash collateral (1)		195,291	(51,680)
Total derivative assets and total derivative liabilities		$228,039	$3,094

	December 31, 2018
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as fair value hedging instruments:
Interest rate swaps	$6,207,278	$2,393	$16,810
Derivatives not designated as hedging instruments:
Interest rate swaps	4,322,480	3,311	1,904
Interest rate swaptions	3,000,000	15,911	—
Forward rate agreements	131,000	—	2,664
Mortgage delivery commitments	146,009	1,726	1
Total derivatives not designated as hedging instruments	7,599,489	20,948	4,569
Total derivatives before adjustments	$13,806,767	23,341	21,379
Netting adjustments and cash collateral (1)		42,424	(16,793)
Total derivative assets and total derivative liabilities		$65,765	$4,586

(1)
Amounts represent the application of the netting requirements that allow the FHLB to settle positive and negative positions, and also cash collateral and related accrued interest held or placed by the FHLB with the same clearing agent and/or counterparty. Cash collateral posted and related accrued interest was (in thousands) $250,609 and $71,246 at June 30, 2019 and December 31, 2018. Cash collateral received and related accrued interest was (in thousands) $3,638 and $12,029 at June 30, 2019 and December 31, 2018.

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

Table 10.2 - Impact of Fair Value Hedging Relationships on the Statements of Income (in thousands)

	Three Months Ended June 30, 2019
	Advances	Available-for-sale Securities	Consolidated Bonds
Total interest income (expense) recorded in the Statements of Income	$320,763	$4,854	$(300,060)
Impact of Fair Value Hedging Relationships on the Statements of Income (1)
Interest income/expense:
Net interest settlements	$11,852	$(29)	$357
Gain (loss) on derivatives	(113,343)	(4,275)	832
Gain (loss) on hedged items	111,791	4,085	(838)
Effect on net interest income	$10,300	$(219)	$351

	Three Months Ended June 30, 2018 (2)
	Advances	Consolidated Bonds
Impact of Fair Value Hedging Relationships on the Statements of Income (1)
Interest income/expense:
Net interest settlements (3)	$6,541	$(1,607)
Effect on net interest income	$6,541	$(1,607)
Non-interest income (loss):
Gain (loss) on derivatives	$7,257	$1,276
Gain (loss) on hedged items	(5,406)	(1,557)
Effect on non-interest income (loss)	$1,851	$(281)

	Six Months Ended June 30, 2019
	Advances	Available-for-sale Securities	Consolidated Bonds
Total interest income (expense) recorded in the Statements of Income	$723,540	$18,413	$(562,923)
Impact of Fair Value Hedging Relationships on the Statements of Income (1)
Interest income/expense:
Net interest settlements	$25,528	$(44)	$552
Gain (loss) on derivatives	(165,937)	(6,503)	1,874
Gain (loss) on hedged items	163,412	6,297	(1,999)
Effect on net interest income	$23,003	$(250)	$427

	Six Months Ended June 30, 2018 (2)
	Advances	Consolidated Bonds
Impact of Fair Value Hedging Relationships on the Statements of Income (1)
Interest income/expense:
Net interest settlements (3)	$7,434	$(2,850)
Effect on net interest income	$7,434	$(2,850)
Non-interest income (loss):
Gain (loss) on derivatives	$50,310	$865
Gain (loss) on hedged items	(47,569)	(1,044)
Effect on non-interest income (loss)	$2,741	$(179)

(1)	Includes interest rate swaps.

(2)	Prior period amounts were not conformed to new hedge accounting guidance adopted January 1, 2019.

(3)
Excludes (amortization)/accretion on closed fair value hedge relationships of (in thousands) $(152) for the three months ended June 30, 2018 and (in thousands) $(323) for the six months ended June 30, 2018.

Table 10.3 presents the cumulative basis adjustments on hedged items designated as fair value hedges and the related amortized cost of the hedged items.

Table 10.3 - Cumulative Basis Adjustments for Fair Value Hedges (in thousands)

	June 30, 2019
Hedged Item	Amortized Cost of Hedged Asset/ Liability (1)	Basis Adjustment for Active Hedging Relationships Included in Amortized Cost	Basis Adjustments for Discontinued Hedging Relationships Included in Amortized Cost	Cumulative Amount of Fair Value Hedging Basis Adjustments
Advances	$8,616,748	$118,868	$1,038	$119,906
Available-for-sale securities	129,304	7,304	—	7,304
Consolidated Bonds	395,788	1,803	—	1,803

(1)	Includes only the portion of amortized cost representing the hedged items in fair value hedging relationships.

Table 10.4 presents net gains (losses) related to derivatives and hedging activities recorded in non-interest income (loss). For fair value hedging relationships, the portion of net gains (losses) representing hedge ineffectiveness were recorded in non-interest income for periods prior to January 1, 2019.

Table 10.4 - Net Gains (Losses) on Derivatives and Hedging Activities Recorded in Non-interest Income (Loss) (in thousands)

	Three Months Ended June 30,
	2019	2018
Derivatives designated as fair value hedging relationships:
Interest rate swaps	N/A	$1,570
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	$(147,873)	5,504
Interest rate swaptions	(3,024)	(3,909)
Forward rate agreements	(4,532)	455
Net interest settlements	(3,219)	(14,857)
Mortgage delivery commitments	5,863	(336)
Total net gains (losses) related to derivatives not designated as hedging instruments	(152,785)	(13,143)
Price alignment amount (1)	659	(19)
Net gains (losses) on derivatives and hedging activities	$(152,126)	$(11,592)

	Six Months Ended June 30,
	2019	2018
Derivatives designated as fair value hedging relationships:
Interest rate swaps	N/A	$2,562
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	$(154,403)	(18,973)
Interest rate swaptions	(15,500)	749
Forward rate agreements	(6,699)	4,484
Net interest settlements	(11,386)	(22,181)
Mortgage delivery commitments	9,219	(4,585)
Total net gains (losses) related to derivatives not designated as hedging instruments	(178,769)	(40,506)
Price alignment amount (1)	684	(21)
Net gains (losses) on derivatives and hedging activities	$(178,085)	$(37,965)

(1)	This amount is for derivatives for which variation margin is characterized as a daily settled contract.

Credit Risk on Derivatives

The FHLB is subject to credit risk due to the risk of non-performance by counterparties to its derivative transactions, and manages credit risk through credit analysis, collateral requirements and adherence to the requirements set forth in its policies, U.S. Commodity Futures Trading Commission regulations, and Finance Agency regulations.

For uncleared derivatives, the degree of credit risk depends on the extent to which master netting arrangements are included in these contracts to mitigate the risk. The FHLB requires collateral agreements on its uncleared derivatives with the collateral delivery threshold set to zero.

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

For cleared derivatives, the Clearinghouse determines initial margin requirements and generally credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including, but not limited to, credit rating downgrades. At June 30, 2019, the FHLB was not required to post additional initial margin by its clearing agents based on credit considerations.

Offsetting of Derivative Assets and Derivative Liabilities

The FHLB presents derivative instruments, related cash collateral received or pledged, and associated accrued interest, on a net basis by clearing agent and/or by counterparty when it has met the netting requirements.

The FHLB has analyzed the enforceability of offsetting rights incorporated in its cleared derivative transactions, and it expects that the exercise of those offsetting rights by a non-defaulting party under these transactions would be upheld under applicable law upon an event of default including bankruptcy, insolvency, or similar proceeding involving the Clearinghouse or the FHLB's clearing agent, or both. Based on this analysis, the FHLB presents a net derivative receivable or payable for all of its transactions through a particular clearing agent with a particular Clearinghouse.

Table 10.5 presents separately the fair value of derivative instruments meeting or not meeting netting requirements, including the related collateral received from or pledged to counterparties. At June 30, 2019 and December 31, 2018, the FHLB did not receive or pledge any non-cash collateral. Any over-collateralization under an individual clearing agent and/or counterparty level is not included in the determination of the net unsecured amount.

Table 10.5 - Offsetting of Derivative Assets and Derivative Liabilities (in thousands)

	June 30, 2019
	Derivative Instruments Meeting Netting Requirements
	Amount Recognized	Gross Amount of Netting Adjustments and Cash Collateral	Derivative Instruments Not Meeting Netting Requirements (1)	Total Derivative Assets and Total Derivative Liabilities
Derivative Assets:
Uncleared	$18,155	$(17,456)	$3,291	$3,990
Cleared	11,302	212,747	—	224,049
Total				$228,039
Derivative Liabilities:
Uncleared	$50,548	$(49,846)	$2,392	$3,094
Cleared	1,834	(1,834)	—	—
Total				$3,094

	December 31, 2018
	Derivative Instruments Meeting Netting Requirements
	Amount Recognized	Gross Amount of Netting Adjustments and Cash Collateral	Derivative Instruments Not Meeting Netting Requirements (1)	Total Derivative Assets and Total Derivative Liabilities
Derivative Assets:
Uncleared	$20,284	$(20,250)	$1,726	$1,760
Cleared	1,331	62,674	—	64,005
Total				$65,765
Derivative Liabilities:
Uncleared	$13,745	$(11,824)	$2,665	$4,586
Cleared	4,969	(4,969)	—	—
Total				$4,586

(1)	Represents mortgage delivery commitments and forward rate agreements that are not subject to an enforceable netting agreement.

Note 11 - Deposits

Table 11.1 - Deposits (in thousands)

	June 30, 2019	December 31, 2018
Interest bearing:
Demand and overnight	$658,340	$605,979
Term	43,850	51,600
Other	6,310	4,959
Total interest bearing	708,500	662,538
Non-interest bearing:
Other	8,825	6,478
Total non-interest bearing	8,825	6,478
Total deposits	$717,325	$669,016

Note 12 - Consolidated Obligations

Table 12.1 - Consolidated Discount Notes Outstanding (dollars in thousands)

	Book Value	Principal Amount	Weighted Average Interest Rate (1)
June 30, 2019	$41,492,853	$41,556,477	2.29%
December 31, 2018	$46,943,632	$47,071,113	2.35%

(1)	Represents an implied rate without consideration of concessions.

Table 12.2 - Consolidated Bonds Outstanding by Original Contractual Maturity (dollars in thousands)

	June 30, 2019		December 31, 2018
Year of Original Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$25,729,565	2.36%	$21,085,800	2.20%
Due after 1 year through 2 years	7,945,000	2.06	6,998,565	2.13
Due after 2 years through 3 years	5,142,345	2.33	6,829,595	2.05
Due after 3 years through 4 years	2,572,080	2.48	2,958,620	2.39
Due after 4 years through 5 years	2,694,580	2.73	3,248,975	2.63
Thereafter	4,630,000	2.96	4,525,635	2.94
Total principal amount	48,713,570	2.39	45,647,190	2.29
Premiums	67,772		75,809
Discounts	(26,856)		(29,275)
Hedging adjustments	1,803		(196)
Fair value option valuation adjustment and accrued interest	24,128		(34,390)
Total	$48,780,417		$45,659,138

Table 12.3 - Consolidated Bonds Outstanding by Call Features (in thousands)

	June 30, 2019	December 31, 2018
Principal Amount of Consolidated Bonds:
Non-callable	$41,936,570	$38,539,190
Callable	6,777,000	7,108,000
Total principal amount	$48,713,570	$45,647,190

Table 12.4 - Consolidated Bonds Outstanding by Original Contractual Maturity or Next Call Date (in thousands)

Year of Original Contractual Maturity or Next Call Date	June 30, 2019	December 31, 2018
Due in 1 year or less	$31,354,565	$27,173,800
Due after 1 year through 2 years	6,865,000	5,773,565
Due after 2 years through 3 years	3,661,345	5,060,595
Due after 3 years through 4 years	2,096,080	2,470,620
Due after 4 years through 5 years	1,857,580	2,231,975
Thereafter	2,879,000	2,936,635
Total principal amount	$48,713,570	$45,647,190

Table 12.5 - Consolidated Bonds by Interest-rate Payment Type (in thousands)

	June 30, 2019	December 31, 2018
Principal Amount of Consolidated Bonds:
Fixed-rate	$32,601,570	$29,837,190
Variable-rate	16,102,000	15,470,000
Step-up	10,000	340,000
Total principal amount	$48,713,570	$45,647,190

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

Table 13.1 - Analysis of AHP Liability (in thousands)

Balance at December 31, 2018	$117,336
Assessments (current year additions)	15,347
Subsidy uses, net	(14,277)
Balance at June 30, 2019	$118,406

Note 14 - Capital

Table 14.1 - Capital Requirements (dollars in thousands)

	June 30, 2019		December 31, 2018
	Minimum Requirement	Actual	Minimum Requirement	Actual
Risk-based capital	$746,300	$4,866,050	$837,666	$5,366,443
Capital-to-assets ratio (regulatory)	4.00%	5.05%	4.00%	5.41%
Regulatory capital	$3,856,979	$4,866,050	$3,968,103	$5,366,443
Leverage capital-to-assets ratio (regulatory)	5.00%	7.57%	5.00%	8.11%
Leverage capital	$4,821,224	$7,299,075	$4,960,129	$8,049,665

Restricted Retained Earnings. At June 30, 2019 and December 31, 2018 the FHLB had (in thousands) $418,325 and $390,829 in restricted retained earnings. These restricted retained earnings are not available to pay dividends but are available to absorb unexpected losses, if any, that the FHLB may experience.

Table 14.2 - Mandatorily Redeemable Capital Stock Rollforward (in thousands)

Balance, December 31, 2018	$23,184
Capital stock subject to mandatory redemption reclassified from equity	1,178
Repurchase/redemption of mandatorily redeemable capital stock	(1,801)
Balance, June 30, 2019	$22,561

Table 14.3 - Mandatorily Redeemable Capital Stock by Contractual Year of Redemption (in thousands)

Contractual Year of Redemption	June 30, 2019	December 31, 2018
Year 1	$351	$1,633
Year 2	20	371
Year 3	1,438	357
Year 4	1,571	1,209
Year 5	2,769	3,553
Thereafter (1)	650	624
Past contractual redemption date due to remaining activity (2)	15,762	15,437
Total	$22,561	$23,184

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

Note 15 - Accumulated Other Comprehensive Income (Loss)

The following tables summarize the changes in accumulated other comprehensive income (loss) for the three and six months ended June 30, 2019 and 2018.

Table 15.1 - Accumulated Other Comprehensive Income (Loss) (in thousands)

	Net unrealized gains (losses) on available-for-sale securities	Pension and postretirement benefits	Total accumulated other comprehensive income (loss)
BALANCE, MARCH 31, 2018	$19	$(16,050)	$(16,031)
Other comprehensive income before reclassification:
Net unrealized gains (losses)	201	—	201
Reclassifications from other comprehensive income (loss) to net income:
Amortization - pension and postretirement benefits	—	487	487
Net current period other comprehensive income (loss)	201	487	688
BALANCE, JUNE 30, 2018	$220	$(15,563)	$(15,343)

BALANCE, MARCH 31, 2019	$77	$(12,532)	$(12,455)
Other comprehensive income before reclassification:
Net unrealized gains (losses)	(437)	—	(437)
Reclassifications from other comprehensive income (loss) to net income:
Amortization - pension and postretirement benefits	—	516	516
Net current period other comprehensive income (loss)	(437)	516	79
BALANCE, JUNE 30, 2019	$(360)	$(12,016)	$(12,376)

	Net unrealized gains (losses) on available-for-sale securities	Pension and postretirement benefits	Total accumulated other comprehensive income (loss)
BALANCE, DECEMBER 31, 2017	$(124)	$(16,536)	$(16,660)
Other comprehensive income before reclassification:
Net unrealized gains (losses)	344	—	344
Reclassifications from other comprehensive income (loss) to net income:
Amortization - pension and postretirement benefits	—	973	973
Net current period other comprehensive income (loss)	344	973	1,317
BALANCE, JUNE 30, 2018	$220	$(15,563)	$(15,343)

BALANCE, DECEMBER 31, 2018	$(110)	$(12,933)	$(13,043)
Other comprehensive income before reclassification:
Net unrealized gains (losses)	(250)	—	(250)
Reclassifications from other comprehensive income (loss) to net income:
Amortization - pension and postretirement benefits	—	917	917
Net current period other comprehensive income (loss)	(250)	917	667
BALANCE, JUNE 30, 2019	$(360)	$(12,016)	$(12,376)

Note 16 - Pension and Postretirement Benefit Plans

Qualified Defined Benefit Multi-employer Plan. The FHLB participates in the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra Defined Benefit Plan), a tax-qualified defined benefit pension plan. Under the Pentegra Defined Benefit Plan, contributions made by one participating employer may be used to provide benefits to employees of other participating employers because assets contributed by an employer are not segregated in a separate account or restricted to provide benefits only to employees of that employer. Also, in the event a participating employer is unable to meet its contribution requirements, the required contributions for the other participating employers could increase proportionately. The Pentegra Defined Benefit Plan covers all officers and employees of the FHLB who meet certain eligibility requirements. Contributions to the Pentegra Defined Benefit Plan charged to compensation and benefit expense were $1,969,000 and $2,525,000 in the three months ended June 30, 2019 and 2018, respectively, and $3,937,000 and $5,051,000 in the six months ended June 30, 2019 and 2018, respectively.

Qualified Defined Contribution Plan. The FHLB also participates in the Pentegra Defined Contribution Plan for Financial Institutions, a tax-qualified, defined contribution plan. The FHLB contributes a percentage of the participants' compensation by making a matching contribution equal to a percentage of voluntary employee contributions, subject to certain IRS limitations. The FHLB contributed $309,000 and $290,000 in the three months ended June 30, 2019 and 2018, respectively, and $806,000 and $767,000 in the six months ended June 30, 2019 and 2018, respectively.

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

Table 16.1 - Net Periodic Benefit Cost (in thousands)

	Three Months Ended June 30,
	Defined Benefit Retirement Plan		Postretirement Benefits Plan
	2019	2018	2019	2018
Net Periodic Benefit Cost
Service cost	$234	$277	$3	$4
Interest cost	392	331	45	42
Amortization of net loss	516	487	—	—
Net periodic benefit cost	$1,142	$1,095	$48	$46

	Six Months Ended June 30,
	Defined Benefit Retirement Plan		Postretirement Benefits Plan
	2019	2018	2019	2018
Net Periodic Benefit Cost
Service cost	$451	$553	$7	$9
Interest cost	775	663	90	83
Amortization of net loss	917	973	—	—
Net periodic benefit cost	$2,143	$2,189	$97	$92

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

Table 17.1 - Financial Performance by Operating Segment (in thousands)

	Three Months Ended June 30,
	Traditional Member Finance	MPP	Total
2019
Net interest income	$70,713	$26,715	$97,428
Non-interest income (loss)	(2,109)	(550)	(2,659)
Non-interest expense	20,602	2,776	23,378
Income before assessments	48,002	23,389	71,391
Affordable Housing Program assessments	4,829	2,339	7,168
Net income	$43,173	$21,050	$64,223
2018
Net interest income	$103,643	$25,548	$129,191
Non-interest income (loss)	(10,737)	(2,072)	(12,809)
Non-interest expense	19,381	2,760	22,141
Income before assessments	73,525	20,716	94,241
Affordable Housing Program assessments	7,388	2,072	9,460
Net income	$66,137	$18,644	$84,781

	Six Months Ended June 30,
	Traditional Member Finance	MPP	Total
2019
Net interest income	$161,108	$58,578	$219,686
Non-interest income (loss)	(14,064)	(6,994)	(21,058)
Non-interest expense	39,992	5,809	45,801
Income before assessments	107,052	45,775	152,827
Affordable Housing Program assessments	10,769	4,578	15,347
Net income	$96,283	$41,197	$137,480
2018
Net interest income	$196,727	$50,524	$247,251
Non-interest income (loss)	(16,927)	261	(16,666)
Non-interest expense	38,245	6,020	44,265
Income before assessments	141,555	44,765	186,320
Affordable Housing Program assessments	14,235	4,477	18,712
Net income	$127,320	$40,288	$167,608

Table 17.2 - Asset Balances by Operating Segment (in thousands)

	Assets
	Traditional Member Finance	MPP	Total
June 30, 2019	$83,339,006	$13,085,464	$96,424,470
December 31, 2018	86,042,150	13,160,423	99,202,573

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

The FHLB reviews the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain financial assets or liabilities. Such reclassifications would be reported as transfers in/out at fair value as of the beginning of the quarter in which the changes occur. The FHLB did not have any transfers of assets or liabilities between fair value levels during the six months ended June 30, 2019 or 2018.

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
Table 18.1 - Fair Value Summary (in thousands)

	June 30, 2019
		Fair Value
Financial Instruments	Carrying Value	Total	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral (1)
Assets:
Cash and due from banks	$21,771	$21,771	$21,771	$—	$—	$—
Interest-bearing deposits	375,120	375,120	—	375,120	—	—
Securities purchased under agreements to resell	3,301,185	3,301,241	—	3,301,241	—	—
Federal funds sold	13,680,000	13,680,000	—	13,680,000	—	—
Trading securities	8,761,698	8,761,698	—	8,761,698	—	—
Available-for-sale securities	978,944	978,944	—	978,944	—	—
Held-to-maturity securities	15,347,168	15,329,536	—	15,329,536	—	—
Advances (2)	42,869,181	42,929,502	—	42,929,502	—	—
Mortgage loans held for portfolio, net	10,638,689	10,773,032	—	10,762,691	10,341	—
Accrued interest receivable	201,154	201,154	—	201,154	—	—
Derivative assets	228,039	228,039	—	32,748	—	195,291
Liabilities:
Deposits	717,325	717,425	—	717,425	—	—
Consolidated Obligations:
Discount Notes	41,492,853	41,498,903	—	41,498,903	—	—
Bonds (3)	48,780,417	49,077,406	—	49,077,406	—	—
Mandatorily redeemable capital stock	22,561	22,561	22,561	—	—	—
Accrued interest payable	159,960	159,960	—	159,960	—	—
Derivative liabilities	3,094	3,094	—	54,774	—	(51,680)
Other:
Standby bond purchase agreements	—	601	—	601	—	—

(1)
Amounts represent the application of the netting requirements that allow the FHLB to settle positive and negative positions and also cash collateral and related accrued interest held or placed by the FHLB with the same counterparty.

(2)	Includes (in thousands) $10,214 of Advances recorded under the fair value option at June 30, 2019.

(3)	Includes (in thousands) $8,071,128 of Consolidated Obligation Bonds recorded under the fair value option at June 30, 2019.

	December 31, 2018
		Fair Value
Financial Instruments	Carrying Value	Total	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral (1)
Assets:
Cash and due from banks	$10,037	$10,037	$10,037	$—	$—	$—
Interest-bearing deposits	122	122	—	122	—	—
Securities purchased under agreements to resell	4,402,208	4,402,237	—	4,402,237	—	—
Federal funds sold	10,793,000	10,793,000	—	10,793,000	—	—
Trading securities	223,980	223,980	—	223,980	—	—
Available-for-sale securities	2,402,897	2,402,897	—	2,402,897	—	—
Held-to-maturity securities	15,791,222	15,575,368	—	15,575,368	—	—
Advances (2)	54,822,252	54,736,645	—	54,736,645	—	—
Mortgage loans held for portfolio, net	10,500,917	10,329,982	—	10,317,010	12,972	—
Accrued interest receivable	169,982	169,982	—	169,982	—	—
Derivative assets	65,765	65,765	—	23,341	—	42,424
Liabilities:
Deposits	669,016	668,947	—	668,947	—	—
Consolidated Obligations:
Discount Notes	46,943,632	46,944,523	—	46,944,523	—	—
Bonds (3)	45,659,138	45,385,615	—	45,385,615	—	—
Mandatorily redeemable capital stock	23,184	23,184	23,184	—	—	—
Accrued interest payable	147,337	147,337	—	147,337	—	—
Derivative liabilities	4,586	4,586	—	21,379	—	(16,793)
Other:
Standby bond purchase agreements	—	443	—	443	—	—

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

Fair Value Measurements.

Table 18.2 presents the fair value of financial assets and liabilities that are recorded on a recurring or nonrecurring basis at June 30, 2019 and December 31, 2018, by level within the fair value hierarchy. The FHLB records nonrecurring fair value adjustments to reflect partial write-downs on certain mortgage loans.

Table 18.2 - Fair Value Measurements (in thousands)

	Fair Value Measurements at June 30, 2019
	Total	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral (1)
Recurring fair value measurements - Assets
Trading securities:
U.S. Treasury obligations	$7,055,007	$—	$7,055,007	$—	$—
GSE obligations	1,706,153	—	1,706,153	—	—
U.S. obligation single-family MBS	538	—	538	—	—
Total trading securities	8,761,698	—	8,761,698	—	—
Available-for-sale securities:
Certificates of deposit	850,035	—	850,035	—	—
GSE obligations	128,909	—	128,909	—	—
Total available-for-sale securities	978,944	—	978,944	—	—
Advances	10,214	—	10,214	—	—
Derivative assets:
Interest rate related	224,748	—	29,457	—	195,291
Forward rate agreements	231	—	231	—	—
Mortgage delivery commitments	3,060	—	3,060	—	—
Total derivative assets	228,039	—	32,748	—	195,291
Total assets at fair value	$9,978,895	$—	$9,783,604	$—	$195,291

Recurring fair value measurements - Liabilities
Consolidated Obligation Bonds	$8,071,128	$—	$8,071,128	$—	$—
Derivative liabilities:
Interest rate related	702	—	52,382	—	(51,680)
Forward rate agreements	2,236	—	2,236	—	—
Mortgage delivery commitments	156	—	156	—	—
Total derivative liabilities	3,094	—	54,774	—	(51,680)
Total liabilities at fair value	$8,074,222	$—	$8,125,902	$—	$(51,680)

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

Table 18.3 presents net gains (losses) recognized in earnings related to financial assets and liabilities in which the fair value option was elected during the six months ended June 30, 2019 and 2018.

Table 18.3 – Fair Value Option - Financial Assets and Liabilities (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
Net Gains (Losses) from Changes in Fair Value Recognized in Earnings	2019	2018	2019	2018
Advances	$106	$(2)	$206	$(30)
Consolidated Bonds	(24,859)	(3,892)	(42,140)	15,861
Total net gains (losses)	$(24,753)	$(3,894)	$(41,934)	$15,831

For instruments recorded under the fair value option, the related contractual interest income and contractual interest expense are recorded as part of net interest income on the Statements of Income. The remaining changes in fair value for instruments in which the fair value option has been elected are recorded as “Net gains (losses) on financial instruments held under fair value option” in the Statements of Income, except for changes in fair value related to instrument specific credit risk, which are recorded in accumulated other comprehensive income in the Statement of Condition. The FHLB has determined that none of the remaining changes in fair value were related to instrument-specific credit risk for the six months ended June 30, 2019 or 2018. In determining that there has been no change in instrument-specific credit risk period to period, the FHLB primarily considered the following factors:

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

Table 18.4 – Aggregate Unpaid Balance and Aggregate Fair Value (in thousands)

	June 30, 2019			December 31, 2018
	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Aggregate Fair Value Over/(Under) Aggregate Unpaid Principal Balance	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Aggregate Fair Value Over/(Under) Aggregate Unpaid Principal Balance
Advances (1)	$10,000	$10,214	$214	$10,000	$10,008	$8
Consolidated Bonds	8,047,000	8,071,128	24,128	3,941,000	3,906,610	(34,390)

(1)	At June 30, 2019 and December 31, 2018, none of the Advances were 90 days or more past due or had been placed on non-accrual status.

Note 19- Commitments and Contingencies

Table 19.1 - Off-Balance Sheet Commitments (in thousands)

	June 30, 2019			December 31, 2018
Notional Amount	Expire within one year	Expire after one year	Total	Expire within one year	Expire after one year	Total
Standby Letters of Credit	$15,344,284	$352,948	$15,697,232	$14,578,925	$268,395	$14,847,320
Commitments for standby bond purchases	20,605	56,005	76,610	23,215	54,820	78,035
Commitments to purchase mortgage loans	425,663	—	425,663	146,009	—	146,009
Unsettled Consolidated Bonds, principal amount (1)	65,000	—	65,000	92,000	—	92,000
Unsettled Consolidated Discount Notes, principal amount (1)	86,265	—	86,265	525,000	—	525,000

(1)	Expiration is based on settlement period rather than underlying contractual maturity of Consolidated Obligations.

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

Note 20 - Transactions with Other FHLBanks

The FHLB notes all transactions with other FHLBanks on the face of its financial statements. Occasionally, the FHLB loans short-term funds to and borrows short-term funds from other FHLBanks. These loans and borrowings are transacted at then current market rates when traded. There were no such loans or borrowings outstanding at June 30, 2019 or December 31, 2018. The following table details the average daily balance of lending and borrowing between the FHLB and other FHLBanks for the six months ended June 30, 2019 and 2018.

Table 20.1 - Lending and Borrowing Between the FHLB and Other FHLBanks (in thousands)

	Average Daily Balances for the Six Months Ended June 30,
	2019	2018
Loans to other FHLBanks	$5,801	$2,762
Borrowings from other FHLBanks	—	552

In addition, the FHLB may, from time to time, assume the outstanding primary liability for Consolidated Obligations of another FHLBank (at then current market rates on the day when the transfer is traded) rather than issuing new debt for which the FHLB is the primary obligor. The FHLB then becomes the primary obligor on the transferred debt. There were no Consolidated Obligations transferred to the FHLB during the six months ended June 30, 2019 or 2018. The FHLB had no Consolidated Obligations transferred to other FHLBanks during these periods.

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

For financial statement purposes, the FHLB defines related parties as those members with more than 10 percent of the voting interests of the FHLB capital stock outstanding. Federal statute prescribes the voting rights of members in the election of both Member and Independent directors. For Member directorships, the Finance Agency designates the number of Member directorships in a given year and an eligible voting member may vote only for candidates seeking election in its respective state. For Independent directors, the FHLB's Board of Directors nominates candidates to be placed on the ballot in an at-large election. For both Member and Independent director elections, a member is entitled to vote one share of required capital stock, subject to a statutory limitation, for each applicable directorship. Under this limitation, the total number of votes that a member may cast is limited to the average number of shares of the FHLB's capital stock that were required to be held by all members in that state as of the record date for voting. Nonmember stockholders are not eligible to vote in director elections. Due to these statutory limitations, no member owned more than 10 percent of the voting interests of the FHLB at June 30, 2019 or December 31, 2018.

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

Transactions with Directors' Financial Institutions. In the ordinary course of its business, the FHLB provides products and services to members whose officers or directors serve as directors of the FHLB (Directors' Financial Institutions). Finance Agency regulations require that transactions with Directors' Financial Institutions be made on the same terms as those with any other member. The following table reflects balances with Directors' Financial Institutions for the items indicated below. The FHLB had no MBS or derivatives transactions with Directors' Financial Institutions at June 30, 2019 or December 31, 2018.

Table 21.1 - Transactions with Directors' Financial Institutions (dollars in millions)

	June 30, 2019		December 31, 2018
	Balance	% of Total (1)	Balance	% of Total (1)
Advances	$3,271	7.7%	$3,424	6.2%
MPP	602	5.8	585	5.7
Regulatory capital stock	310	8.1	419	9.6

(1)	Percentage of total principal (Advances), unpaid principal balance (MPP), and regulatory capital stock.

Concentrations. The following table shows regulatory capital stock balances, outstanding Advance principal balances, and unpaid principal balances of mortgage loans held for portfolio of stockholders holding five percent or more of regulatory capital stock and includes any known affiliates that are members of the FHLB.

Table 21.2 - Stockholders Holding Five Percent or more of Regulatory Capital Stock (dollars in millions)

	Regulatory Capital Stock		Advance	MPP Unpaid
June 30, 2019	Balance	% of Total	Principal	Principal Balance
JPMorgan Chase Bank, N.A.	$1,065	28%	$11,050	$—
U.S. Bank, N.A.	456	12	4,574	18

	Regulatory Capital Stock		Advance	MPP Unpaid
December 31, 2018	Balance	% of Total	Principal	Principal Balance
JPMorgan Chase Bank, N.A.	$1,085	25%	$23,400	$—
U.S. Bank, N.A.	796	18	4,574	19
The Huntington National Bank	248	6	6	486

Nonmember Affiliates. The FHLB has relationships with three nonmember affiliates, the Kentucky Housing Corporation, the Ohio Housing Finance Agency and the Tennessee Housing Development Agency. The FHLB had no investments in or borrowings to any of these nonmember affiliates at June 30, 2019 or December 31, 2018. The FHLB has executed standby bond purchase agreements with one state housing authority whereby the FHLB, for a fee, agrees as a liquidity provider if required, to purchase and hold the authority's bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bond according to a schedule established by the standby agreement. During the first six months of 2019 and 2018, the FHLB was not required to purchase any bonds under these agreements.

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

▪	uncertainties relating to the expected phasing out of LIBOR that could impact our mortgage-backed securities (MBS) investments, Advances, Consolidated Obligations, derivatives, and collateral;

▪	the ability to attract and retain skilled management and other key employees;

▪	the ability to develop and support technology and information systems that effectively manage the risks we face (including cybersecurity risks);

▪	the risk of loss arising from failures or interruptions in our ongoing business operations, internal controls, information systems or other operating technologies;

▪	the ability to successfully manage new products and services; and

▪	the risk of loss arising from litigation filed against us or one or more other FHLBanks.

We do not undertake any obligation to update any forward-looking statements made in this document.

EXECUTIVE OVERVIEW

The following table presents selected Statement of Condition data, Statement of Income data and financial ratios for the periods indicated.

(Dollars in millions)	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018
STATEMENT OF CONDITION DATA AT PERIOD END:
Total assets	$96,424	$103,378	$99,203	$99,796	$108,072
Advances	42,869	54,880	54,822	57,771	60,559
Mortgage loans held for portfolio	10,640	10,520	10,502	10,182	9,845
Allowance for credit losses on mortgage loans	1	1	1	1	1
Investments (1)	42,444	37,550	33,614	31,580	37,382
Consolidated Obligations, net:
Discount Notes	41,493	44,212	46,944	45,313	50,063
Bonds	48,780	52,124	45,659	46,913	51,173
Total Consolidated Obligations, net	90,273	96,336	92,603	92,226	101,236
Mandatorily redeemable capital stock	23	23	23	22	23
Capital:
Capital stock - putable	3,806	4,059	4,320	4,242	4,539
Retained earnings	1,037	1,031	1,023	1,008	984
Accumulated other comprehensive loss	(12)	(13)	(13)	(15)	(16)
Total capital	4,831	5,077	5,330	5,235	5,507
STATEMENT OF INCOME DATA FOR THE QUARTER:
Net interest income	$97	$122	$121	$130	$129
Non-interest income (loss)	(3)	(18)	(11)	(9)	(13)
Non-interest expense	23	23	21	19	22
Affordable Housing Program assessments	7	8	9	10	9
Net income	$64	$73	$80	$92	$85
FINANCIAL RATIOS FOR THE QUARTER:
Dividend payout ratio (2)	90.1%	89.4%	80.8%	74.0%	73.8%
Weighted average dividend rate (3)	5.50	6.00	6.00	6.00	5.75
Return on average equity	5.09	5.59	5.90	6.87	6.15
Return on average assets	0.26	0.28	0.30	0.36	0.32
Net interest margin (4)	0.40	0.47	0.46	0.52	0.48
Average equity to average assets	5.15	5.07	5.16	5.27	5.15
Regulatory capital ratio (5)	5.05	4.95	5.41	5.28	5.13
Operating expense to average assets (6)	0.069	0.070	0.064	0.060	0.061

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

Financial Condition

Mission Asset Activity
In the first six months of 2019, the FHLB fulfilled its mission by providing a key source of readily available and competitively priced wholesale funding to its member financial institutions, supporting its commitment to affordable housing and community investment, and paying stockholders a competitive dividend return on their capital investment.

Mission Assets, which we define as Advances, Letters of Credit, and total Mortgage Purchase Program (MPP) are the primary means by which we fulfill our mission with direct connections to members. We regularly monitor our balance sheet concentration of Mission Asset Activity. One measure we use to assess mission achievement is our Primary Mission Asset ratio, which measures the sum of average Advances and mortgage loans as a percentage of average Consolidated Obligations (adjusted for certain high-quality liquid assets, as permitted by regulation). In the first six months of 2019, our Primary Mission Asset ratio was 72 percent, exceeding the Federal Housing Finance Agency (Finance Agency) preferred ratio of 70 percent. In assessing overall mission achievement, we also consider supplemental sources of Mission Asset Activity, the most significant of which is Letters of Credit issued to members.

The following table summarizes our Mission Asset Activity.

	Ending Balances			Average Balances
	June 30,		December 31,	Six Months Ended June 30,		Year Ended December 31,
(In millions)	2019	2018	2018	2019	2018	2018
Mission Asset Activity:
Advances (principal)	$42,755	$60,666	$54,872	$55,087	$69,456	$65,593
Mortgage Purchase Program (MPP):
Mortgage loans held for portfolio (principal)	10,403	9,623	10,272	10,303	9,527	9,743
Mandatory Delivery Contracts (notional)	426	369	146	301	269	287
Total MPP	10,829	9,992	10,418	10,604	9,796	10,030
Letters of Credit (notional)	15,697	14,482	14,847	14,470	15,306	14,619
Total Mission Asset Activity	$69,281	$85,140	$80,137	$80,161	$94,558	$90,242

The balance of Mission Asset Activity was $69.3 billion at June 30, 2019, a decrease of $10.9 billion (14 percent) from year-end 2018, driven by lower Advance balances. Advance principal balances decreased $12.1 billion (22 percent) from year-end 2018. In addition, average Advance principal balances for the six months ended June 30, 2019 declined $14.4 billion compared to the same period of 2018 primarily due to a reduction in borrowings from a large-asset member. Advance balances are often volatile due to our members' ability to quickly, normally on the same day, increase or decrease their amount of Advances. We believe providing members flexibility in their funding levels helps support their asset-liability management needs and is a key benefit of membership. At June 30, 2019, 68 percent of members held Mission Asset Activity, which was relatively stable compared to prior periods.

Based on the most-recently available figures, members funded an average of 2.8 percent of their assets with Advances. As in recent years, most members continued to have modest demand for Advance borrowings. Demand for Advances is affected by the accessibility and cost of other sources of liquidity and funding, such as deposits, available to members.

The MPP principal balance rose $0.1 billion (one percent) from year-end 2018. During the first six months of 2019, we purchased $0.8 billion of mortgage loans, while principal reductions totaled $0.7 billion.

Based on earnings in the first six months of 2019, we accrued $16 million for the Affordable Housing Program (AHP) pool of funds to be available to members in 2020. In addition to the required AHP assessment, we continued our voluntary sponsorship of two other housing programs, which provide resources to pay for accessibility rehabilitation and emergency repairs for special needs and elderly homeowners and to help members aid their communities following natural disasters.

Investments and Other Assets
The balance of investments at June 30, 2019 was $42.4 billion, an increase of $8.8 billion (26 percent) from year-end 2018. Investments averaged $35.5 billion in the first six months of 2019, an increase of $6.0 billion (21 percent) from the average balance during the same period of 2018. The increases in the ending and average balances of investments were primarily driven by higher liquidity investments. Liquidity investments were higher in the first six months of 2019 primarily due to purchases of U.S. Treasury obligations as part of our plan to manage the implementation of the Finance Agency's Advisory Bulletin on the maintenance of sufficient liquidity. In addition, liquidity investments can vary significantly on a daily basis during times of volatility in Advance balances. At June 30, 2019, investments included $15.3 billion of MBS and $27.1 billion of other investments, which consisted of highly-rated short-term instruments and longer-term U.S. Treasury and GSE obligations held for liquidity. All of our MBS held at June 30, 2019 were issued and guaranteed by Fannie Mae, Freddie Mac or a U.S. agency.

We maintained a robust amount of asset liquidity throughout the first six months of 2019 across a variety of liquidity measures, as discussed in the "Liquidity Risk" section of "Quantitative and Qualitative Disclosures About Risk Management."

Capital
Capital adequacy remained strong in the first six months of 2019, surpassing all minimum regulatory capital requirements. The GAAP capital-to-assets ratio at June 30, 2019 was 5.01 percent, while the regulatory capital-to-assets ratio was 5.05 percent. Both ratios exceeded the regulatory required minimum of four percent. Regulatory capital includes mandatorily redeemable capital stock accounted for as a liability under GAAP. The amount of GAAP and regulatory capital decreased $499 million and $500 million, respectively, in the first six months of 2019, due to repurchases of $889 million in excess stock from members. The repurchase of excess stock was an action taken to reduce the elevated balances, which resulted from the decrease in Advances throughout the first six months of 2019. Retained earnings totaled $1.0 billion at June 30, 2019, an increase of one percent from year-end 2018. The decrease in capital was partially offset by purchases of capital stock associated with Advance activity.

Results of Operations

Overall Results
The table below summarizes our results of operations.

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
(Dollars in millions)	2019	2018	2019	2018	2018
Net income	$64	$85	$137	$168	$339
Affordable Housing Program assessments	7	9	16	19	38
Return on average equity (ROE)	5.09%	6.15%	5.34%	6.19%	6.29%
Return on average assets	0.26	0.32	0.27	0.31	0.32
Weighted average dividend rate	5.50	5.75	5.76	5.75	5.88
Average 3-month LIBOR	2.51	2.34	2.60	2.13	2.31
ROE spread to 3-month LIBOR	2.58	3.81	2.74	4.06	3.98
Dividend rate spread to 3-month LIBOR	2.99	3.41	3.16	3.62	3.57

Net income decreased $21 million (24 percent) in the three-month comparison period and $31 million (18 percent) in the six-month comparison period. Net income was lower in both comparison periods due to lower spreads earned on Advances and a decrease in Advance balances. The lower net income and ROE in the year-to-date comparison was also driven by decreases in the fair values of certain derivatives and other financial instruments carried at fair value.

Earnings levels continued to represent competitive returns on stockholders' capital investment. ROE was higher than short-term rates in the periods presented above, while we maintained risk exposures in line with our appetite for a moderate risk profile. The spread between ROE and short-term rates, such as 3-month LIBOR, is a market benchmark we believe member stockholders use to assess the competitiveness of the return on their capital investment.

In June 2019, we paid stockholders a quarterly 5.50 percent annualized dividend rate on their capital investment in our company.

We believe that our operations and financial condition will continue to generate competitive profitability, reflecting the combination of a stable business model, and a consistent and conservative management of risk. Our business model is structured to be able to absorb sharp changes in Mission Asset Activity because we can execute commensurate changes in liability balances and capital. Key factors that can cause significant periodic volatility in our profitability are changes in the level of interest rates, changes in spreads between benchmark interest rates (such as LIBOR) and our short-term funding costs, recognition of net amortization, and fair value adjustments related to the use of derivatives and the associated hedged items.

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

					Six Months Ended June 30,
	Quarter 2 2019		Quarter 1 2019		2019	2018	Year 2018
	Ending	Average	Ending	Average	Average	Average	Ending	Average
Federal funds effective	2.40%	2.40%	2.43%	2.40%	2.40%	1.59%	2.40%	1.83%
3-month LIBOR	2.32	2.51	2.60	2.69	2.60	2.13	2.81	2.31
2-year LIBOR	1.81	2.20	2.38	2.62	2.41	2.57	2.66	2.75
10-year LIBOR	1.96	2.30	2.41	2.67	2.48	2.87	2.71	2.95
2-year U.S. Treasury	1.76	2.13	2.26	2.49	2.31	2.31	2.49	2.52
10-year U.S. Treasury	2.01	2.33	2.41	2.65	2.49	2.84	2.69	2.91
15-year mortgage current coupon (1)	2.29	2.63	2.67	2.97	2.80	3.07	3.06	3.20
30-year mortgage current coupon (1)	2.73	3.07	3.11	3.41	3.24	3.52	3.51	3.65

(1)	Simple average of current coupon rates of Fannie Mae and Freddie Mac par MBS indications.

The target overnight Federal funds rate was in the range of 2.25 to 2.50 percent during the first six months of 2019. However, in July 2019, the target Federal funds rate was decreased to a range of 2.00 to 2.25 percent. Average short-term rates (i.e., federal funds effective and 3-month LIBOR) were approximately 0.50 to 0.80 percentage points higher in the first six months of 2019 compared to the same period of 2018, while average long-term rates decreased by approximately 0.25 to 0.40 percentage points during that same period. The rising short-term interest rate environment continued to benefit income during 2019 primarily because of earnings generated by funding assets with interest-free capital. However, the trend of rising short-term interest rates with falling long-term rates has resulted in flatter, and at certain maturity points inverted, market yield curves, which may lower profitability further if this trend continues. For example, earnings may decrease as a consequence of a flat to inverted yield curve due to narrower spreads between yields earned on new mortgage assets and the costs of new Consolidated Obligations used to fund them.

Business Outlook and Risk Management

Other than the updates noted below, our major business strategies, outlook for our business, and risk profiles and management have not changed substantially since our 2018 Annual Report on Form 10-K. “Quantitative and Qualitative Disclosures About Risk Management” provides details on current risk exposures.

Regulatory and Legislative Risk and Significant Developments
LIBOR Replacement: We are planning for the replacement of LIBOR given the announcement that the LIBOR index is expected to be phased out by no later than the end of 2021 and the Federal Reserve Bank of New York's establishment of the Secured Overnight Financing Rate (SOFR) as its recommended alternative to U.S. dollar LIBOR. In the first six months of 2019, we have continued to participate in the FHLBank System's issuances of SOFR-linked Consolidated Bonds. At June 30, 2019, $14.5 billion (90 percent) of our adjustable-rate Consolidated Bonds were indexed to SOFR. We have also continued to offer SOFR-linked Advances and began swapping certain instruments to adjustable-rates tied to SOFR and the overnight Federal funds effective rate in 2019. However, the majority of our variable-rate assets still remain indexed to LIBOR. Therefore, we are continuing to plan for the eventual replacement of our LIBOR-indexed instruments away from the LIBOR benchmark interest rate, including our adoption of a LIBOR transition plan in the first quarter of 2019. The market transition away from LIBOR towards SOFR is expected to be gradual and complicated, including the development of term and credit adjustments to accommodate differences between LIBOR and SOFR. As such, we are not currently able to predict the ultimate impact of such a transition on our business, financial condition, and results of operations.

ANALYSIS OF FINANCIAL CONDITION

Credit Services

Credit Activity and Advance Composition
The table below shows trends in Advance balances by major programs and in the notional amount of Letters of Credit.

(Dollars in millions)	June 30, 2019		March 31, 2019		December 31, 2018
	Balance	Percent(1)	Balance	Percent(1)	Balance	Percent(1)
Adjustable/Variable-Rate Indexed:
LIBOR	$15,927	37%	$20,262	37%	$28,740	52%
Other	1,466	4	1,794	3	2,144	4
Total	17,393	41	22,056	40	30,884	56
Fixed-Rate:
Repurchase based (REPO)	7,520	17	15,187	28	7,003	13
Regular Fixed-Rate	11,486	27	10,991	20	10,972	20
Putable (2)	1,220	3	1,085	2	460	1
Amortizing/Mortgage Matched	2,646	6	2,753	5	2,702	5
Other	2,490	6	2,806	5	2,851	5
Total	25,362	59	32,822	60	23,988	44
Total Advances Principal	$42,755	100%	$54,878	100%	$54,872	100%

Letters of Credit (notional)	$15,697		$13,812		$14,847

(1)	As a percentage of total Advances principal.

(2)	Excludes Putable Advances where the related put options have expired. These Advances are classified based on their current terms.

Advance balances at June 30, 2019 decreased 22 percent compared to year-end 2018 primarily due to a reduction in borrowings from a large-asset member. However, the average Advance principal balance of $55.1 billion during the first six months of 2019 was significantly higher than the ending balance at June 30, 2019. REPOs, which traditionally have the most volatile balances because a majority of them have overnight maturities, allow our members the most flexibility as their liquidity needs may change daily.

Advance Usage
In addition to analyzing Advance balances by dollar trends, we monitor the degree to which members use Advances to fund their balance sheets. The following table shows the unweighted, average ratio of each member's Advance balance to its most-recently available figures for total assets.

	June 30, 2019	March 31, 2019	December 31, 2018
Average Advances-to-assets for members
Assets less than $1.0 billion (551 members)	2.67%	2.82%	3.05%
Assets over $1.0 billion (92 members)	3.65	3.67	4.26
All members	2.81	2.94	3.22

The following tables present principal balances for the five members with the largest Advance borrowings.

(Dollars in millions)
June 30, 2019			December 31, 2018
Name	Principal Amount of Advances	Percent of Total Principal Amount of Advances	Name	Principal Amount of Advances	Percent of Total Principal Amount of Advances
JPMorgan Chase Bank, N.A.	$11,050	26%	JPMorgan Chase Bank, N.A.	$23,400	43%
U.S. Bank, N.A.	4,574	11	U.S. Bank, N.A.	4,574	8
Third Federal Savings and Loan Association	3,826	9	Third Federal Savings and Loan Association	3,727	7
Nationwide Life Insurance Company	2,306	5	Nationwide Life Insurance Company	2,510	5
Pinnacle Bank	1,960	4	Pinnacle Bank	1,444	3
Total of Top 5	$23,716	55%	Total of Top 5	$35,655	66%

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

Mortgage Loans Held for Portfolio (Mortgage Purchase Program, or MPP)

The table below shows principal purchases and reductions of loans in the MPP for the first six months of 2019.

(In millions)	MPP Principal
Balance at December 31, 2018	$10,272
Principal purchases	785
Principal reductions	(654)
Balance at June 30, 2019	$10,403

Although there were 75 active members participating in the MPP at June 30, 2019, approximately 60 percent of the principal purchases in the first six months of 2019 resulted from activity of our three largest sellers. All loans acquired in the first six months of 2019 were conventional loans.

We closely track the refinancing incentives of our mortgage assets (including loans in the MPP and MBS) because the option for homeowners to change their principal payments normally represents the largest portion of our market risk exposure and can affect MPP balances. MPP principal paydowns in the first six months of 2019 equated to a nine percent annual constant prepayment rate, up from the eight percent rate for all of 2018.

The MPP's composition of balances by loan type, original final maturity, and weighted-average mortgage note rate did not change materially in the first six months of 2019. MPP yields earned in the first six months of 2019, after consideration of funding and hedging costs, continued to offer favorable returns relative to their market and credit risk exposure.

Investments

The table below presents the ending and average balances of the investment portfolio.

	Six Months Ended		Year Ended
(In millions)	June 30, 2019		December 31, 2018
	Ending Balance	Average Balance	Ending Balance	Average Balance
Liquidity investments	$27,131	$19,617	$17,858	$13,989
MBS	15,313	15,726	15,756	15,741
Other investments (1)	—	149	—	64
Total investments	$42,444	$35,492	$33,614	$29,794

(1)
The average balance includes the rights or obligations to cash collateral, which are included in the fair value of derivative assets or derivative liabilities on the Statements of Condition at period end.

We continued to maintain a robust amount of asset liquidity. Liquidity investment levels can vary significantly based on changes in the amount of actual Advances, anticipated demand for Advances, liquidity needs, the availability of acceptable net spreads, and the number of eligible counterparties that meet our unsecured credit risk criteria. It is normal for liquidity investments to vary by up to several billion dollars on a daily basis. The increase in liquidity investments in the first six months of 2019, was driven by volatility in short-term and variable-rate Advance borrowings and the purchases of U.S. Treasury obligations to help meet the new regulatory liquidity requirements that went into effect on March 31, 2019. Under the new regulatory requirements, liquidity includes certain high-quality liquid assets, which are defined as U.S. Treasury obligations with remaining maturities of 10 years or less held as trading securities or available-for-sale securities.

Our overarching strategy for balances of MBS is to keep holdings as close as possible to the regulatory maximum, subject to the availability of securities that we believe provide acceptable risk/return tradeoffs. Finance Agency regulations prohibit us from purchasing MBS if our investment in these securities exceeds three times regulatory capital on the day we intend to purchase the securities. The ratio of MBS to regulatory capital was 3.15 at June 30, 2019, which exceeded the current regulatory limit due to stock repurchases that occurred in the first six months of 2019. Per regulation, we will suspend the purchase of new MBS until regular principal paydowns result in the ratio falling below three times regulatory capital. The balance of MBS at June 30, 2019 consisted of $13.4 billion of securities issued by Fannie Mae or Freddie Mac (of which $8.9 billion were floating-rate securities), $0.3 billion of floating-rate securities issued by the National Credit Union Administration (NCUA), and $1.6 billion of securities issued by Ginnie Mae (which are primarily fixed rate).
The table below shows principal purchases and paydowns of our MBS for the first six months of 2019.

(In millions)	MBS Principal
Balance at December 31, 2018	$15,734
Principal purchases	909
Principal paydowns	(1,351)
Balance at June 30, 2019	$15,292

MBS principal paydowns in the first six months of 2019 equated to a 16 percent annual constant prepayment rate, the same rate experienced in all of 2018.

Consolidated Obligations

We fund variable-rate assets with Discount Notes, adjustable-rate Bonds, and swapped fixed-rate Bonds because they give us the ability to effectively match the underlying rate reset periods embedded in these assets. The balances and composition of our Consolidated Obligations tend to fluctuate with changes in the balances and composition of our assets. In addition, changes in the amount and composition of our funding may be necessary from time to time to meet the days positive liquidity and asset/liability maturity funding gap requirements under the new regulatory liquidity guidance discussed in the "Liquidity Risk" section of "Quantitative and Qualitative Disclosures About Risk Management."

The table below presents the ending and average balances of our participations in Consolidated Obligations.

	Six Months Ended		Year Ended
(In millions)	June 30, 2019		December 31, 2018
	Ending Balance	Average Balance	Ending Balance	Average Balance
Discount Notes:
Par	$41,557	$45,985	$47,071	$49,273
Discount	(64)	(119)	(127)	(88)
Total Discount Notes	41,493	45,866	46,944	49,185
Bonds:
Unswapped fixed-rate	24,170	25,701	25,982	26,566
Unswapped adjustable-rate (1)	16,102	17,788	15,470	16,967
Swapped fixed-rate	8,441	5,471	4,195	5,982
Total par Bonds	48,713	48,960	45,647	49,515
Other items (2)	67	26	12	(13)
Total Bonds	48,780	48,986	45,659	49,502
Total Consolidated Obligations (3)	$90,273	$94,852	$92,603	$98,687

(1)
Unswapped adjustable-rate Bonds are indexed to either LIBOR or the Secured Overnight Financing Rate (SOFR). At June 30, 2019, 10 percent were indexed to LIBOR and 90 percent were indexed to SOFR. At December 31, 2018, 69 percent were indexed to LIBOR and 31 percent were indexed to SOFR.

(2)	Includes unamortized premiums/discounts, fair value option valuation adjustments, hedging and other basis adjustments.

(3)
The 11 FHLBanks have joint and several liability for the par amount of all of the Consolidated Obligations issued on their behalves. The par amount of the outstanding Consolidated Obligations for all of the FHLBanks was (in millions) $1,048,412 and $1,031,617 at June 30, 2019 and December 31, 2018, respectively.

The decline in Discount Note balances in 2019 was driven by lower ending and average assets, which was primarily due to the reduction in Advances. Additionally, swapped fixed-rate Bonds were higher at June 30, 2019 as we used swaps to convert a portion of our Bonds to overnight rate resets to more closely match the underlying rate resets of the assets they are funding.

Deposits

Total deposits with us are normally a relatively minor source of low-cost funding. Total interest bearing deposits at June 30, 2019 were $0.7 billion, an increase of seven percent from year-end 2018.

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

	Six Months Ended		Year Ended
(In millions)	June 30, 2019		December 31, 2018
	Period End	Average	Period End	Average
GAAP and Regulatory Capital
GAAP Capital Stock	$3,806	$4,133	$4,320	$4,387
Mandatorily Redeemable Capital Stock	23	24	23	30
Regulatory Capital Stock	3,829	4,157	4,343	4,417
Retained Earnings	1,037	1,067	1,023	1,025
Regulatory Capital	$4,866	$5,224	$5,366	$5,442

	Six Months Ended		Year Ended
	June 30, 2019		December 31, 2018
	Period End	Average	Period End	Average
GAAP and Regulatory Capital-to-Assets Ratio
GAAP	5.01%	5.11%	5.37%	5.11%
Regulatory (1)	5.05	5.15	5.41	5.16

(1)	At all times, the FHLBanks must maintain at least a four percent minimum regulatory capital-to-assets ratio.

See the "Capital Adequacy" section in “Quantitative and Qualitative Disclosures About Risk Management” for discussion of our retained earnings.

A portion of our capital stock is excess, meaning it is not required as a condition to being a member and is not currently capitalizing Mission Asset Activity. Excess capital stock provides a base of capital to manage financial leverage at prudent levels, augments loss protections for bondholders, and may be used to capitalize a portion of growth in Mission Assets. Throughout the first six months of 2019, the amount of excess stock, as defined by our Capital Plan, grew as Advance balances decreased. As a result, we repurchased $889 million of excess capital stock in the first six months of 2019, ending the quarter at $705 million in excess stock, a net decrease of $310 million from December 31, 2018. We periodically repurchase excess capital stock to help manage our capital and financial performance to levels that we believe are efficient and effective.

Membership and Stockholders

In the first six months of 2019, we added three new member stockholders and lost six member stockholders, ending the quarter at 643 member stockholders. The decline in membership during the first six months of 2019 was primarily attributable to intra-district merger activity.

RESULTS OF OPERATIONS

Components of Earnings and Return on Equity

The following table is a summary income statement for the three and six months ended June 30, 2019 and 2018. Each ROE percentage is computed by dividing income or expense for the category by the average amount of stockholders' equity for the period.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2019		2018		2019		2018
	Amount	ROE (1)	Amount	ROE (1)	Amount	ROE (1)	Amount	ROE (1)
Net interest income	$97	7.72%	$129	9.37%	$220	8.54%	$247	9.13%
Non-interest income (loss):
Net gains (losses) on investment securities	171	13.59	—	—	194	7.52	—	—
Net gains (losses) on derivatives and hedging activities	(152)	(12.06)	(12)	(0.84)	(178)	(6.92)	(38)	(1.40)
Net gains (losses) on financial instruments held under fair value option	(25)	(1.96)	(4)	(0.28)	(42)	(1.63)	16	0.58
Other non-interest income, net	3	0.22	3	0.19	5	0.21	6	0.20
Total non-interest income (loss)	(3)	(0.21)	(13)	(0.93)	(21)	(0.82)	(16)	(0.62)
Total income	94	7.51	116	8.44	199	7.72	231	8.51
Non-interest expense	23	1.85	22	1.60	46	1.78	44	1.63
Affordable Housing Program assessments	7	0.57	9	0.69	16	0.60	19	0.69
Net income	$64	5.09%	$85	6.15%	$137	5.34%	$168	6.19%

(1)	The ROE amounts have been computed using dollars in thousands. Accordingly, recalculations based upon the disclosed amounts in millions may produce nominally different results.

Details on the individual factors contributing to the level and changes in profitability are explained in the sections below.

Net Interest Income
Components of Net Interest Income
The following table shows selected components of net interest income.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2019		2018		2019		2018
	Amount	% of Earning Assets	Amount	% of Earning Assets	Amount	% of Earning Assets	Amount	% of Earning Assets
Components of net interest rate spread:
Net (amortization)/accretion (1) (2)	$(8)	(0.03)%	$(4)	(0.02)%	$(11)	(0.02)%	$(8)	(0.01)%
Other components of net interest rate spread	73	0.30	106	0.40	165	0.33	206	0.38
Total net interest rate spread	65	0.27	102	0.38	154	0.31	198	0.37
Earnings from funding assets with interest-free capital	32	0.13	27	0.10	66	0.13	49	0.09
Total net interest income/net interest margin (3)	$97	0.40%	$129	0.48%	$220	0.44%	$247	0.46%

(1)	Includes monthly recognition of premiums and discounts paid on purchases of mortgage assets, premiums, discounts and concessions paid on Consolidated Obligations and other hedging basis adjustments.

(2)	This component of net interest rate spread has been segregated to display its relative impact.

(3)	Net interest margin is net interest income as a percentage of average total interest earning assets.

Net Amortization/Accretion (generally referred to as "amortization"): While net amortization has been substantial and volatile in the past, it was moderate in the first six months of both 2019 and 2018. The increase in amortization in the three and six months of 2019 was a result of lower mortgage rates.

Other Components of Net Interest Rate Spread: The total other components of net interest rate spread decreased $33 million and $41 million in the three- and six-month comparison periods, respectively. The net decreases were primarily due to the factors below.

Six-Months Comparison

▪
Lower spreads on Advances-Unfavorable: Lower spreads earned on certain Advances decreased net interest income by an estimated $27 million. The lower spreads were driven by a change in composition of Advances as a result of paydowns of higher-yielding Advances and due to a narrower spread on LIBOR-indexed Advances relative to Discount Note funding costs.

▪
Lower average Advance balances-Unfavorable: The $14.3 billion decline in average Advance balances decreased net interest income by an estimated $16 million. The decline in average Advance balances was primarily due to the reduction in borrowings by a few large-asset members.

▪
Lower spreads on non-mortgage investments-Unfavorable: Lower spreads on non-mortgage investments decreased net interest income by $6 million. This decrease in net interest income was partially offset by earnings increases in non-interest income related to derivatives and hedging activities and fair value adjustments as many of these non-mortgage investments were classified as trading securities and hedged with interest rate swaps.

▪
Growth in average mortgage asset balances-Favorable: The $0.8 billion increase in the average balance of mortgage loans held for portfolio and the $0.3 billion increase in the average balance of MBS improved net interest income by an estimated $6 million.

Three-Months Comparison
For the three-months comparison, the same factors generally affected the other components of net interest rate spread as in the six-months comparison and by approximately the same relative magnitude.

Earnings from Capital: Earnings from capital increased $5 million and $17 million in the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018 primarily due to higher short-term interest rates. Average short-term rates were approximately 0.50 to 0.80 percentage points higher in the first six months of 2019 compared to the same period in 2018.

Average Balance Sheet and Rates
The following table provides average balances and rates for major balance sheet accounts, which determine the changes in net interest rate spreads. Interest amounts and average rates are affected by our use of derivatives and the related accounting elections we make. In connection with the January 1, 2019, prospective adoption of the FASB's Targeted Improvements to Accounting for Hedging Activities standard, interest amounts reported for Advances, Other investments and Swapped Bonds include gains (losses) on hedged items and derivatives in qualifying fair value hedge relationships for the three and six months ended June 30, 2019.

In addition, the net interest settlements of interest receivables or payables associated with derivatives in a fair value hedge relationship are included in net interest income and interest rate spread. However, if the derivatives do not qualify for fair value hedge accounting, the related net interest settlements of interest receivables or payables are recorded in “Non-interest income (loss)” as “Net gains (losses) on derivatives and hedging activities” and therefore are excluded from the calculation of net interest rate spread. Amortization associated with some hedging-related basis adjustments is also reflected in net interest income, which affects interest rate spread.

(Dollars in millions)	Three Months Ended			Three Months Ended
	June 30, 2019			June 30, 2018
	Average Balance	Interest	Average Rate (1)	Average Balance	Interest	Average Rate (1)
Assets:
Advances	$48,901	$321	2.63%	$65,630	$349	2.14%
Mortgage loans held for portfolio (2)	10,557	86	3.25	9,781	78	3.19
Federal funds sold and securities purchased under resale agreements	13,261	81	2.46	13,861	62	1.78
Interest-bearing deposits in banks (3) (4) (5)	1,293	8	2.45	1,884	10	2.20
Mortgage-backed securities	15,582	104	2.67	16,052	95	2.37
Other investments (4)	8,209	46	2.26	33	—	1.61
Loans to other FHLBanks	8	—	2.43	—	—	—
Total interest-earning assets	97,811	646	2.65	107,241	594	2.22
Less: allowance for credit losses on mortgage loans	1			1
Other assets	432			278
Total assets	$98,242			$107,518
Liabilities and Capital:
Term deposits	$59	—	2.48	$87	1	1.67
Other interest bearing deposits (5)	661	4	2.19	589	2	1.50
Discount Notes	40,148	244	2.44	48,469	215	1.78
Unswapped fixed-rate Bonds	25,448	145	2.28	26,827	138	2.06
Unswapped adjustable-rate Bonds	19,405	121	2.50	18,706	87	1.87
Swapped Bonds	6,655	35	2.09	6,689	22	1.31
Mandatorily redeemable capital stock	23	—	5.01	25	—	5.76
Other borrowings	—	—	—	1	—	1.82
Total interest-bearing liabilities	92,399	549	2.38	101,393	465	1.84
Non-interest bearing deposits	9			4
Other liabilities	774			589
Total capital	5,060			5,532
Total liabilities and capital	$98,242			$107,518

Net interest rate spread			0.27%			0.38%
Net interest income and net interest margin (6)		$97	0.40%		$129	0.48%
Average interest-earning assets to interest-bearing liabilities			105.86%			105.77%

(1)	Amounts used to calculate average rates are based on dollars in thousands. Accordingly, recalculations based upon the disclosed amounts in millions may not produce the same results.

(2)	Non-accrual loans are included in average balances used to determine average rate.

(3)	Includes certificates of deposit that are classified as available-for-sale securities.

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

(6)	Net interest margin is net interest income as a percentage of average total interest earning assets.

(Dollars in millions)	Six Months Ended			Six Months Ended
	June 30, 2019			June 30, 2018
	Average Balance	Interest	Average Rate (1)	Average Balance	Interest	Average Rate (1)
Assets:
Advances	$55,080	$724	2.65%	$69,359	$668	1.94%
Mortgage loans held for portfolio (2)	10,535	174	3.34	9,750	155	3.21
Federal funds sold and securities purchased under resale agreements	13,422	164	2.47	12,614	103	1.65
Interest-bearing deposits in banks (3) (4) (5)	1,754	23	2.59	1,377	14	2.01
Mortgage-backed securities	15,726	210	2.69	15,424	178	2.32
Other investments (4)	4,590	52	2.29	33	—	1.57
Loans to other FHLBanks	6	—	2.43	3	—	1.46
Total interest-earning assets	101,113	1,347	2.69	108,560	1,118	2.08
Less: allowance for credit losses on mortgage loans	1			1
Other assets	373			274
Total assets	$101,485			$108,833
Liabilities and Capital:
Term deposits	$60	1	2.43	$70	1	1.54
Other interest bearing deposits (5)	636	7	2.20	580	4	1.36
Discount Notes	45,866	556	2.44	50,109	396	1.60
Unswapped fixed-rate Bonds	25,744	289	2.26	26,851	273	2.05
Unswapped adjustable-rate Bonds	17,788	219	2.49	18,467	154	1.68
Swapped Bonds	5,454	54	2.02	6,681	42	1.27
Mandatorily redeemable capital stock	24	1	5.51	27	1	5.90
Other borrowings	—	—	—	1	—	1.82
Total interest-bearing liabilities	95,572	1,127	2.38	102,786	871	1.71
Non-interest bearing deposits	9			4
Other liabilities	717			582
Total capital	5,187			5,461
Total liabilities and capital	$101,485			$108,833

Net interest rate spread			0.31%			0.37%
Net interest income and net interest margin (6)		$220	0.44%		$247	0.46%
Average interest-earning assets to interest-bearing liabilities			105.80%			105.62%

(1)	Amounts used to calculate average rates are based on dollars in thousands. Accordingly, recalculations based upon the disclosed amounts in millions may not produce the same results.

(2)	Non-accrual loans are included in average balances used to determine average rate.

(3)	Includes certificates of deposit that are classified as available-for-sale securities.

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

Rates on our short-term and adjustable-rate assets and liabilities rose more substantially than rates on our longer-term assets and liabilities in the three and six months ended June 30, 2019 compared to the same periods in 2018 due to the increases in short-term LIBOR and the Federal funds target rate. The decrease in net interest margin in the three and six months ended June 30, 2019 compared to the same periods in 2018 was primarily driven by lower spreads earned on Advances and a decrease in average Advance balances. However, the decreases in net interest margin were partially offset by higher earnings from funding assets with interest-free capital.

Volume/Rate Analysis
Changes in both average balances (volume) and interest rates influence changes in net interest income, as shown in the following table.

(In millions)	Three Months Ended June 30, 2019 over 2018			Six Months Ended June 30, 2019 over 2018
	Volume (1)(3)	Rate (2)(3)	Total	Volume (1)(3)	Rate (2)(3)	Total
Increase (decrease) in interest income
Advances	$(100)	$72	$(28)	$(155)	$211	$56
Mortgage loans held for portfolio	6	2	8	13	6	19
Federal funds sold and securities purchased under resale agreements	(3)	22	19	7	54	61
Interest-bearing deposits in banks	(3)	1	(2)	4	5	9
MBS	(3)	12	9	3	29	32
Other investments	46	—	46	52	—	52
Loans to other FHLBanks	—	—	—	—	—	—
Total	(57)	109	52	(76)	305	229
Increase (decrease) in interest expense
Term deposits	(1)	—	(1)	—	—	—
Other interest-bearing deposits	1	1	2	—	3	3
Discount Notes	(41)	70	29	(36)	196	160
Unswapped fixed-rate Bonds	(7)	14	7	(11)	27	16
Unswapped adjustable-rate Bonds	3	31	34	(6)	71	65
Swapped Bonds	—	13	13	(9)	21	12
Mandatorily redeemable capital stock	—	—	—	—	—	—
Other borrowings	—	—	—	—	—	—
Total	(45)	129	84	(62)	318	256
Increase (decrease) in net interest income	$(12)	$(20)	$(32)	$(14)	$(13)	$(27)

(1)	Volume changes are calculated as the change in volume multiplied by the prior year rate.

(2)	Rate changes are calculated as the change in rate multiplied by the prior year average balance.

(3)
Changes that are not identifiable as either volume-related or rate-related, but rather are equally attributable to both volume and rate changes, have been allocated to the volume and rate categories based upon the proportion of the absolute value of the volume and rate changes.

Effect of the Use of Derivatives on Net Interest Income
The following table shows the impact on net interest income from the effect of derivatives and hedging activities. As noted above, for the three and six months ended June 30, 2019, gains (losses) on hedged items and derivatives in qualifying fair value hedge relationships are recorded in interest income or expense as a result of the prospective adoption of new hedge accounting guidance. In addition, for derivatives designated as a fair value hedge, the net interest settlements of interest receivables or payables related to such derivatives are recognized as adjustments to the interest income or expense of the designated hedged item. As such, beginning in 2019, all the effects on earnings of derivatives qualifying for fair value hedge accounting are reflected in net interest income. The effect on earnings from derivatives not receiving hedge accounting is provided in “Non-Interest Income and Non-Interest Expense.”

(In millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Advances:
Gains (losses) on designated fair value hedges	$(2)	N/A	$(2)	N/A
Net interest settlements included in net interest income	12	$7	25	$7
Mortgage loans:
Amortization of derivative fair value adjustments in net interest income	(1)	(1)	(1)	(1)
Consolidated Obligation Bonds:
Net interest settlements included in net interest income	—	(2)	—	(3)
Increase (decrease) to net interest income	$9	$4	$22	$3

Most of our use of derivatives is to synthetically convert the fixed interest rates on certain Advances, investments and Bonds to adjustable rates tied to an eligible benchmark rate (e.g., one- and three-month LIBOR, the Federal funds effective rate, or SOFR). The larger positive net effect of derivatives on net interest income in the 2019 periods was primarily due to increases in the short-term benchmark interest rates, which resulted in higher net interest settlements received on certain Advances where the fixed interest rates were converted to adjustable-coupon rates. The fluctuation in earnings from the use of derivatives was acceptable because it enabled us to lower market risk exposure by matching actual cash flows between assets and liabilities more closely than would otherwise occur.

Non-Interest Income and Non-Interest Expense

During the first six months of 2019, we began purchasing U.S. Treasury securities to help meet the new regulatory liquidity requirements. These securities are classified as trading securities and are recorded at fair value, with changes in fair value reported in non-interest income (loss). There are a number of factors that affect the fair value of these securities, including changes in interest rates, the passage of time, and volatility. We have hedged these trading securities, so that over time the gains or losses on these securities will be generally offset by the changes in fair value associated with derivatives.

The following table presents non-interest income and non-interest expense.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2019	2018	2019	2018
Non-interest income (loss)
Net gains (losses) on investment securities	$171	$—	$194	$—
Net gains (losses) on derivatives and hedging activities	(152)	(12)	(178)	(38)
Net gains (losses) on financial instruments held under fair value option	(25)	(4)	(42)	16
Other non-interest income, net	3	3	5	6
Total non-interest income (loss)	$(3)	$(13)	$(21)	$(16)
Non-interest expense
Compensation and benefits	$11	$11	$24	$24
Other operating expense	5	5	11	10
Finance Agency	2	2	3	3
Office of Finance	1	1	3	2
Other	4	3	5	5
Total non-interest expense	$23	$22	$46	$44
Average total assets	$98,242	$107,518	$101,485	$108,833
Average regulatory capital	5,096	5,572	5,224	5,504
Total non-interest expense to average total assets (1)	0.10%	0.08%	0.09%	0.08%
Total non-interest expense to average regulatory capital (1)	1.84	1.59	1.77	1.62

(1)	Amounts used to calculate percentages are based on dollars in thousands. Accordingly, recalculations based upon the disclosed amounts in millions may not produce the same results.
Non-interest income (loss) increased $10 million in the three-months comparison period due to lower net losses on certain derivatives and other financial instruments held at fair value. Non-interest income (loss) decreased $5 million in the six-months comparison period primarily due to decreases in the fair values of certain derivatives and other financial instruments carried at fair value. The table below presents further information on the net effect of derivatives and hedging activities on non-interest income.

Effect of Derivatives and Hedging Activities on Non-Interest Income (Loss)
The following tables present the net effect of derivatives and hedging activities on non-interest income (loss). In connection with the prospective adoption of new hedge accounting guidance, gains (losses) on hedged items and derivatives in qualifying fair value hedge relationship are no longer recorded in non-interest income (loss) for the three and six months ended June 30, 2019. As such, beginning in 2019, the effects of derivatives and hedging activities on non-interest income relate only to derivatives not qualifying for fair value hedge accounting.

(In millions)	Advances	Investment Securities	Mortgage Loans	Consolidated Obligation Bonds	Balance Sheet (1)	Other	Total
Three Months Ended June 30, 2019
Net effect of derivatives and hedging activities
Gains (losses) on derivatives not receiving hedge accounting	$(1)	$(175)	$1	$28	$(3)	—	$(150)
Net interest settlements on derivatives not receiving hedge accounting	—	5	—	(8)	—	—	(3)
Price alignment amount	—	—	—	—	—	1	1
Net gains (losses) on derivatives and hedging activities	(1)	(170)	1	20	(3)	1	(152)
Gains (losses) on trading securities (2)	—	171	—	—	—	—	171
Gains (losses) on financial instruments held under fair value option (3)	—	—	—	(25)	—	—	(25)
Total net effect on non-interest income	$(1)	$1	$1	$(5)	$(3)	$1	$(6)
Three Months Ended June 30, 2018
Net effect of derivatives and hedging activities
Gains (losses) on fair value hedges	$2	$—	$—	$—	$—	$—	$2
Gains (losses) on derivatives not receiving hedge accounting	—	—	—	5	(4)	—	1
Net interest settlements on derivatives not receiving hedge accounting	—	—	—	(15)	—	—	(15)
Net gains (losses) on derivatives and hedging activities	2	—	—	(10)	(4)	—	(12)
Gains (losses) on financial instruments held under fair value option (3)	—	—	—	(4)	—	—	(4)
Total net effect on non-interest income	$2	$—	$—	$(14)	$(4)	$—	$(16)

(In millions)	Advances	Investment Securities	Mortgage Loans	Consolidated Obligation Bonds	Balance Sheet (1)	Other	Total
Six Months Ended June 30, 2019
Net effect of derivatives and hedging activities
Gains (losses) on derivatives not receiving hedge accounting	$(2)	$(200)	$3	$47	$(16)	$—	$(168)
Net interest settlements on derivatives not receiving hedge accounting	1	5	—	(17)	—	—	(11)
Price alignment amount	—	—	—	—	—	1	1
Net gains (losses) on derivatives and hedging activities	(1)	(195)	3	30	(16)	1	(178)
Gains (losses) on trading securities (2)	—	194	—	—	—	—	194
Gains (losses) on financial instruments held under fair value option (3)	—	—	—	(42)	—	—	(42)
Total net effect on non-interest income	$(1)	$(1)	$3	$(12)	$(16)	$1	$(26)
Six Months Ended June 30, 2018
Net effect of derivatives and hedging activities
Gains (losses) on fair value hedges	$3	$—	$—	$—	$—	$—	$3
Gains (losses) on derivatives not receiving hedge accounting	2	—	—	(21)	—	—	(19)
Net interest settlements on derivatives not receiving hedge accounting	—	—	—	(22)	—	—	(22)
Net gains (losses) on derivatives and hedging activities	5	—	—	(43)	—	—	(38)
Gains (losses) on financial instruments held under fair value option (3)	—	—	—	16	—	—	16
Total net effect on non-interest income	$5	$—	$—	$(27)	$—	$—	$(22)

(1)	Balance sheet includes swaptions, which are not designated as hedging a specific financial instrument.

(2)	Includes only those gains (losses) on trading securities that have an assigned economic derivative; therefore, this line item may not agree to the Statement of Income.

(3)	Includes only those gains or losses on financial instruments held at fair value that have an economic derivative "assigned."

The total amount of income volatility in derivatives and hedging activities was moderate and consistent with the close hedging relationships of our derivative transactions. Most of the volatility was a result of both unrealized fair value gains and losses on instruments we expect to hold to maturity and the costs of utilizing swaptions to hedge market risk exposure associated with mortgage assets. The higher net losses in the six-months comparison period was primarily the result of decreases in average long-term LIBOR, which drove larger net losses on our swaptions portfolio.

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

(Dollars in millions)	Traditional Member Finance	MPP	Total
Three Months Ended June 30, 2019
Net interest income	$70	$27	$97
Net income	$43	$21	$64
Average assets	$84,755	$13,487	$98,242
Assumed average capital allocation	$4,365	$695	$5,060
Return on average assets (1)	0.20%	0.63%	0.26%
Return on average equity (1)	3.97%	12.16%	5.09%
Three Months Ended June 30, 2018
Net interest income	$104	$25	$129
Net income	$66	$19	$85
Average assets	$95,732	$11,786	$107,518
Assumed average capital allocation	$4,925	$607	$5,532
Return on average assets (1)	0.28%	0.63%	0.32%
Return on average equity (1)	5.39%	12.32%	6.15%

(Dollars in millions)	Traditional Member Finance	MPP	Total
Six Months Ended June 30, 2019
Net interest income	$161	$59	$220
Net income	$96	$41	$137
Average assets	$88,084	$13,401	$101,485
Assumed average capital allocation	$4,502	$685	$5,187
Return on average assets (1)	0.22%	0.62%	0.27%
Return on average equity (1)	4.31%	12.13%	5.34%
Six Months Ended June 30, 2018
Net interest income	$197	$50	$247
Net income	$128	$40	$168
Average assets	$97,182	$11,651	$108,833
Assumed average capital allocation	$4,876	$585	$5,461
Return on average assets (1)	0.26%	0.70%	0.31%
Return on average equity (1)	5.27%	13.88%	6.19%

(1)	Amounts used to calculate returns are based on numbers in thousands. Accordingly, recalculations based upon the disclosed amounts in millions may not produce the same results.

Traditional Member Finance Segment
Net interest income decreased in the three- and six-months comparison periods primarily due to lower spreads earned on certain Advances and lower average Advance balances. The larger decrease in net income in the six-months comparison than the three-months comparison was due to losses on derivatives and hedging activities. These negative factors were partially offset by higher earnings from funding assets with interest-free capital.

MPP Segment
The MPP continued to earn a substantial level of profitability compared to market interest rates, with a moderate amount of market risk and a minimal amount of credit risk. In the first six months of 2019, the MPP averaged 13 percent of total average assets while accounting for 30 percent of earnings. Net income increased slightly in the three- and six-months comparison periods primarily due to higher spreads and the growth in average MPP balances. These positive factors were partially offset in the six-months comparison by losses on derivatives and hedging activities.

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

Market Value of Equity

(Dollars in millions)	Down 300	Down 200	Down 100	Flat Rates	Up 100	Up 200	Up 300
Average Results
2019 Year-to-Date
Market Value of Equity	$4,677	$4,749	$4,945	$5,020	$4,942	$4,863	$4,823
% Change from Flat Case	(6.8)%	(5.4)%	(1.5)%	—	(1.6)%	(3.1)%	(3.9)%
2018 Full Year
Market Value of Equity	$4,936	$5,154	$5,306	$5,264	$5,176	$5,105	$5,045
% Change from Flat Case	(6.2)%	(2.1)%	0.8%	—	(1.7)%	(3.0)%	(4.2)%
Month-End Results
June 30, 2019
Market Value of Equity	$4,477	$4,480	$4,569	$4,702	$4,663	$4,565	$4,491
% Change from Flat Case	(4.8)%	(4.7)%	(2.8)%	—	(0.8)%	(2.9)%	(4.5)%
December 31, 2018
Market Value of Equity	$4,736	$4,911	$5,130	$5,149	$5,043	$4,951	$4,906
% Change from Flat Case	(8.0)%	(4.6)%	(0.4)%	—	(2.1)%	(3.8)%	(4.7)%

Duration of Equity

(In years)	Down 300	Down 200	Down 100	Flat Rates	Up 100	Up 200	Up 300
Average Results
2019 Year-to-Date	(1.8)	(3.8)	(3.6)	0.3	1.9	0.9	0.7
2018 Full Year	(4.5)	(4.7)	(0.9)	1.7	1.4	1.2	1.1
Month-End Results
June 30, 2019	(0.2)	(1.3)	(4.6)	(1.4)	1.7	1.7	1.5
December 31, 2018	(3.8)	(5.6)	(2.5)	1.2	2.0	1.0	0.6

The overall market risk exposure to changing interest rates was within policy limits during the periods presented. The increase in exposure to falling interest rates in 2019 was driven primarily by lower observed market rates resulting in shocked scenarios that represent long-term interest rates falling below historically observed levels. The duration of equity provides an estimate of the change in market value of equity for a 1.00 percentage point further change in interest rates from the rate shock level.

Based on the totality of our risk analysis, we expect that profitability, defined as the level of ROE compared with short-term market rates, will remain competitive unless interest rates change by large amounts in a short period of time. Large decreases in long-term interest rates could substantially decrease profitability in the near term before reverting over time to levels above benchmark interest rates. Similarly, we believe that profitability would not become uncompetitive in a rising rate environment unless interest rates were to permanently increase in a short period of time by four percentage points or more and persist at the higher levels for a long period of time.

Market Risk Exposure of the Mortgage Assets Portfolio
The mortgage assets portfolio normally accounts for almost all market risk exposure because of prepayment volatility that we cannot completely hedge while maintaining sufficient net spreads. Sensitivities of the market value of equity allocated to the mortgage assets portfolio under interest rate shocks (in basis points) are shown below. The average mortgage assets portfolio had an assumed capital allocation of $1.4 billion in the first six months of 2019 based on the entire balance sheet's average regulatory capital-to-assets ratio. Average results shown in the table below are compiled using data for each month end. The market value sensitivities are one measure we use to analyze the portfolio's estimated market risk exposure.

% Change in Market Value of Equity-Mortgage Assets Portfolio

	Down 300	Down 200	Down 100	Flat Rates	Up 100	Up 200	Up 300
Average Results
2019 Year-to-Date	(39.4)%	(31.1)%	(9.2)%	—	(4.4)%	(9.4)%	(11.3)%
2018 Full Year	(35.9)%	(15.2)%	0.3%	—	(4.3)%	(7.4)%	(10.0)%
Month-End Results
June 30, 2019	(38.5)%	(37.1)%	(17.9)%	—	0.6%	(4.8)%	(8.3)%
December 31, 2018	(41.2)%	(24.7)%	(3.6)%	—	(7.0)%	(13.2)%	(15.9)%

The average risk exposure of the mortgage assets portfolio in the first six months of 2019 remained aligned with our preference to keep our exposure to market risk at a low to moderate level. The variances between periods shown reflect normal changes in the balance sheet composition and the impact of lower long-term interest rates observed in the first six months of 2019 resulting in falling rate shocks that culminate in long-term interest rates below historically observed levels. We believe the mortgage asset portfolio will continue to provide an acceptable risk adjusted return consistent with our risk appetite philosophy.

Capital Adequacy

Retained Earnings
We must hold sufficient capital to protect against exposure to various risks, including market, credit, and operational. We regularly conduct a variety of measurements and assessments for capital adequacy. At June 30, 2019, our capital management policy set forth a range of $300 million to $500 million as the minimum amount of retained earnings we believe is necessary to mitigate impairment risk and to provide for dividend stability from factors that could cause earnings to be volatile.

The following table presents retained earnings.

(In millions)	June 30, 2019	December 31, 2018
Unrestricted retained earnings	$619	$632
Restricted retained earnings (1)	418	391
Total retained earnings	$1,037	$1,023

(1)	Pursuant to the FHLBank System's Joint Capital Enhancement Agreement we are not permitted to distribute as dividends.

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

	June 30, 2019	December 31, 2018
Market Value of Equity to Par Value of Regulatory Capital Stock - Base Case (Flat Rates) Scenario	123%	119%
Market Value of Equity to Par Value of Regulatory Capital Stock - Down Shock (1)	119	118
Market Value of Equity to Par Value of Regulatory Capital Stock - Up Shock (2)	119	114

(1)	Represents a down shock of 100 basis points.

(2)	Represents an up shock of 200 basis points.

A base case value below 100 percent could indicate that, in the remote event of an immediate liquidation scenario involving redemption of all capital stock, capital stock may be returned to stockholders at a value below par. This could be due to experiencing risks that lower the market value of capital and/or to having an insufficient amount of retained earnings. In the first six months of 2019, the market capitalization ratios in the scenarios presented continued to be above our policy requirements. The base case ratio at June 30, 2019 was well above 100 percent because retained earnings were 27 percent of regulatory capital stock and we maintained risk exposures at moderate levels.

The following table presents the market value of equity to the book value of total capital and mandatorily redeemable capital stock.

	June 30, 2019	December 31, 2018
Market Value of Equity to Book Value of Capital - Base Case (Flat Rates) Scenario (1)	97%	96%
Market Value of Equity to Book Value of Capital - Down Shock (1)(2)	94	96
Market Value of Equity to Book Value of Capital - Up Shock (1)(3)	94	93

(1)	Capital includes total capital and mandatorily redeemable capital stock.

(2)	Represents a down shock of 100 basis points.

(3)	Represents an up shock of 200 basis points.

A base-case value below 100 percent indicates that we have realized or could realize risks (especially market risk), such that the market value of total capital owned by stockholders is below the book value of total capital. The base-case ratio of 97 percent at June 30, 2019 indicates that the market value of total capital is $152 million below the book value of total capital. In a scenario in which interest rates increase 200 basis points, the market value of total capital would be $289 million below the book value of total capital. This indicates that in a liquidation scenario, stockholders would not receive the full sum of their total equity ownership in the FHLB. We believe the likelihood of a liquidation scenario is extremely remote; and therefore, we accept the risk of diluting equity ownership in such a scenario.

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

Collateral: We require each member to provide a security interest in eligible collateral before it can undertake any secured borrowing. Eligible collateral includes single-family loans, multi-family loans, home equity loans and lines of credit, commercial real estate, bond securities and farm real estate. The estimated value of pledged collateral is discounted in order to offset market, credit and liquidity risks that may affect the collateral's realizable value in the event it must be liquidated. Over-collateralization by one member is not applied to another member. At June 30, 2019, our policy of over-collateralization resulted in total collateral pledged of $358.6 billion to serve members' total borrowing capacity of $291.0 billion of which $58.5 billion was used to support outstanding Advances and Letters of Credit. Borrowers often pledge collateral in excess of their collateral requirement to demonstrate available liquidity and to have the ability to borrow additional amounts in the future. The collateral composition remained relatively stable compared to the end of 2018.

Borrowing Capacity/Lendable Value: We determine borrowing capacity against pledged collateral by applying collateral discounts, or haircuts, to the value of the collateral. These haircuts result in Lendable Value Rates (LVRs) that are less than the amount of pledged collateral.

LVRs are determined by statistical analysis and management assumptions relating to historical price volatility, inherent credit risks, liquidation costs, and the current credit and economic environment. We apply LVR results to the estimated values of pledged assets. LVRs vary among pledged assets and members based on the member institution type, the financial strength of the member institution, the form of valuation, the issuer of bond collateral or the quality of securitized assets, the quality of the loan collateral as reflected in the manner in which it was underwritten, and the marketability of the pledged assets. Effective July 2019, we updated LVRs resulting in relatively minor changes in borrowing capacity for most members.

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

Conventional Loan Portfolio Characteristics: The levels of loan-to-value ratios are consistent with the portfolio's excellent credit quality. At June 30, 2019, the weighted average loan-to-value ratios for conventional loans based on origination values and estimated current values were 74 percent and 61 percent, respectively. These ratios were similar at December 31, 2018.

Credit Performance: The table below provides an analysis of conventional loans delinquent or in the process of foreclosure, along with the national average serious delinquency rate.

	Conventional Loan Delinquencies
(Dollars in millions)	June 30, 2019	December 31, 2018
Early stage delinquencies - unpaid principal balance (1)	$30	$36
Serious delinquencies - unpaid principal balance (2)	$10	$13
Early stage delinquency rate (3)	0.3%	0.4%
Serious delinquency rate (4)	0.1%	0.1%
National average serious delinquency rate (5)	1.4%	1.6%

(1)	Includes conventional loans 30 to 89 days delinquent and not in foreclosure.

(2)	Includes conventional loans that are 90 days or more past due or where the decision of foreclosure or a similar alternative such as pursuit of deed-in-lieu has been reported.

(3)	Early stage delinquencies expressed as a percentage of the total conventional loan portfolio.

(4)	Serious delinquencies expressed as a percentage of the total conventional loan portfolio.

(5)
National average number of fixed-rate prime and subprime conventional loans that are 90 days or more past due or in the process of foreclosure is based on the most recent national delinquency data available. The June 30, 2019 rate is based on March 31, 2019 data.

The MPP has experienced a small amount of delinquencies, with delinquency rates continuing to be well below national averages. This further supports our view that the overall portfolio is comprised of high-quality, well-performing loans.

Credit Enhancements: Conventional mortgage loans are supported against credit losses by various combinations of primary mortgage insurance (PMI), supplemental mortgage insurance (SMI) (for loans purchased before February 2011), and the Lender Risk Account (LRA). The LRA is a hold back of a portion of the initial purchase price to cover expected credit losses for a specific pool of loans. Starting after five years from the loan purchase date, we may return the hold back to Participating Financial Institutions (PFIs) if they manage credit risk to predefined acceptable levels of exposure on the loan pools they sell to us. As a result, some pools of loans may have sufficient credit enhancements to recapture all losses while other pools of loans may not. The LRA had balances of $216 million and $213 million at June 30, 2019 and December 31, 2018, respectively. For more information, see Note 9 of the Notes to Unaudited Financial Statements.

Credit Losses: The following table shows the effects of credit enhancements on the estimation of credit losses at the noted periods. Estimated incurred credit losses, after credit enhancements, are accounted for in the allowance for credit losses or as a charge off (i.e., a reduction to the principal of mortgage loans held for portfolio).

(In millions)	June 30, 2019	December 31, 2018
Estimated incurred credit losses, before credit enhancements	$(3)	$(4)
Estimated amounts deemed recoverable by:
Primary mortgage insurance	—	1
Supplemental mortgage insurance	1	1
Lender Risk Account	1	1
Estimated incurred credit losses, after credit enhancements	$(1)	$(1)

The minimal amount of incurred losses provides further evidence of the overall health of the portfolio. Credit risk exposure depends on the actual and potential credit performance of the loans in each pool compared to the pool's equity (on individual loans) and credit enhancements, including PMI, the LRA, and SMI. We have assessed that we do not have any credit risk exposure to our PMI providers, and our estimation of credit exposure to SMI providers was not material at June 30, 2019 or December 31, 2018.

In addition to the allowance for credit losses recorded, we regularly analyze potential ranges of additional lifetime credit risk exposure for the loans in the MPP. Even under adverse macroeconomic scenarios, we expect that further credit losses would not significantly decrease profitability.

Investments
Liquidity Investments: We purchase liquidity investments from counterparties that have a strong ability to repay principal and interest. Liquidity investments are unsecured, guaranteed or supported by the U.S. government, or secured (i.e., collateralized). For unsecured liquidity investments, we invest in the debt securities of highly rated, investment-grade institutions, have appropriate and conservative limits on dollar and maturity exposure to each institution, and have strong credit underwriting practices, including active monitoring of credit quality of our counterparties and of the environment in which they operate.

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

(In millions)	June 30, 2019
	Long-Term Rating
	AA	A	Total
Unsecured Liquidity Investments
Interest-bearing deposits	$—	$375	$375
Federal funds sold	7,045	6,635	13,680
Certificates of deposit	200	650	850
Total unsecured liquidity investments	7,245	7,660	14,905
Guaranteed/Secured Liquidity Investments
Securities purchased under agreements to resell	3,301	—	3,301
U.S. Treasury obligations	7,090	—	7,090
GSE obligations	1,835	—	1,835
Total guaranteed/secured liquidity investments	12,226	—	12,226
Total liquidity investments	$19,471	$7,660	$27,131

	December 31, 2018
	Long-Term Rating
	AA	A	Total
Unsecured Liquidity Investments
Federal funds sold	$5,640	$5,153	$10,793
Certificates of deposit	800	1,550	2,350
Total unsecured liquidity investments	6,440	6,703	13,143
Guaranteed/Secured Liquidity Investments
Securities purchased under agreements to resell	4,402	—	4,402
U.S. Treasury obligations	36	—	36
GSE obligations	277	—	277
Total guaranteed/secured liquidity investments	4,715	—	4,715
Total liquidity investments	$11,155	$6,703	$17,858

During the first six months of 2019 we increased our balance of liquidity investments primarily through the investment of U.S. Treasury obligations to more effectively meet the expanded regulatory liquidity requirements. In addition, a portion of our total liquidity investments are with counterparties for which the investments are secured with collateral (secured resale agreements). We believe these investments present no credit risk exposure to us.

The following table presents the lowest long-term credit ratings provided by Standard & Poor's, Moody's, and/or Fitch Advisory Services of our unsecured investment credit exposure by the domicile of the counterparty or the domicile of the counterparty's immediate parent for U.S. branches and agency offices of foreign commercial banks. Our internal ratings of these investments may differ from those obtained from Standard & Poor's, Moody's, and/or Fitch Advisory Services. The historical or current ratings displayed in this table should not be taken as an indication of future ratings.

(In millions)	June 30, 2019
	Counterparty Rating
Domicile of Counterparty	AA	A	Total
Domestic	$165	$3,980	$4,145
U.S. subsidiaries of foreign commercial banks	915	—	915
Total domestic and U.S. subsidiaries of foreign commercial banks	1,080	3,980	5,060
U.S. branches and agency offices of foreign commercial banks:
Germany	1,400	1,100	2,500
Canada	1,425	500	1,925
Australia	1,425	—	1,425
Netherlands	—	915	915
Sweden	915	—	915
United Kingdom	—	915	915
Finland	500	—	500
Norway	500	—	500
Switzerland	—	250	250
Total U.S. branches and agency offices of foreign commercial banks	6,165	3,680	9,845
Total unsecured investment credit exposure	$7,245	$7,660	$14,905

The following table presents the remaining contractual maturity of our unsecured investment credit exposure by the domicile of the counterparty or the domicile of the counterparty's immediate parent for U.S. branches and agency offices of foreign commercial banks.

(In millions)	June 30, 2019
Domicile of Counterparty	Overnight	Due 2 days through 30 days	Total
Domestic	$4,145	$—	$4,145
U.S. subsidiaries of foreign commercial banks	915	—	915
Total domestic and U.S. subsidiaries of foreign commercial banks	5,060	—	5,060
U.S. branches and agency offices of foreign commercial banks:
Germany	1,650	850	2,500
Canada	1,925	—	1,925
Australia	1,425	—	1,425
Netherlands	915	—	915
Sweden	915	—	915
United Kingdom	915	—	915
Finland	500	—	500
Norway	500	—	500
Switzerland	250	—	250
Total U.S. branches and agency offices of foreign commercial banks	8,995	850	9,845
Total unsecured investment credit exposure	$14,055	$850	$14,905

At June 30, 2019, all of the $14.9 billion of unsecured investment exposure was to counterparties with holding companies domiciled in countries receiving either AAA or AA long-term sovereign ratings. Furthermore, we restrict a significant portion of unsecured lending to overnight maturities, which further limits risk exposure to these counterparties. By Finance Agency regulation, all counterparties exposed to non-U.S. countries are required to be domestic U.S. branches of foreign counterparties.

MBS:

GSE MBS
At June 30, 2019, $13.4 billion of MBS held were GSE securities issued by Fannie Mae and Freddie Mac, which provide credit safeguards by guaranteeing either timely or ultimate payments of principal and interest. We believe that the conservatorships of Fannie Mae and Freddie Mac lower the chance that they would not be able to fulfill their credit guarantees and that the securities issued by these two GSEs are effectively government guaranteed. In addition, based on the data available to us and our purchase practices, we believe that most of the mortgage loans backing our GSE MBS are of high quality with acceptable credit performance.

MBS Issued by Other Government Agencies
We also invest in MBS issued and guaranteed by Ginnie Mae and the NCUA. These investments totaled $1.9 billion at June 30, 2019. We believe that the strength of the issuers' guarantees and backing by the full faith and credit of the U.S. government is sufficient to protect us against credit losses on these securities.

Derivatives
Credit Risk Exposure: We mitigate most of the credit risk exposure resulting from derivative transactions through collateralization or use of daily settled contracts. The table below presents the lowest long-term counterparty credit ratings provided by Standard & Poor's, Moody's, and/or Fitch Advisory Services for derivative positions to which we had credit risk exposure at June 30, 2019. The historical or current ratings displayed in this table should not be taken as an indication of future ratings.

(In millions)
	Total Notional	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged to (from) Counterparties	Net Credit Exposure to Counterparties
Nonmember counterparties:
Asset positions with credit exposure:
Uncleared derivatives:
A-rated	$116	$—	$—	$—
Total uncleared derivatives	116	—	—	—
Cleared derivatives (1)	15,406	11	197	208
Liability positions with credit exposure:
Uncleared derivatives:
BBB-rated	1,348	(25)	26	1
Total uncleared derivatives	1,348	(25)	26	1
Cleared derivatives (1)	8,253	(1)	17	16
Total derivative positions with credit exposure to nonmember counterparties	25,123	(15)	240	225
Member institutions (2)	346	3	—	3
Total	$25,469	$(12)	$240	$228

(1)
Represents derivative transactions cleared with LCH Ltd. and CME Clearing, the FHLB's clearinghouses. LCH Ltd. is rated AA- by Standard & Poor's, and CME Clearing is not rated, but its parent company, CME Group Inc., is rated Aa3 by Moody's and AA- by Standard & Poor's.

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

At June 30, 2019, the gross and net exposure of uncleared derivatives with residual credit risk exposure was minimal. Gross exposure would likely increase if interest rates rise and could increase if the composition of our derivatives change. However, contractual collateral provisions in these derivatives would limit net exposure to acceptable levels.

Although we cannot predict if we will realize credit risk losses from any of our derivatives counterparties, we believe that all of the counterparties will be able to continue making timely interest payments and, more generally, to continue to satisfy the terms and conditions of their derivative contracts with us. As of June 30, 2019, we had $491 million of notional principal of interest rate swaps with one member, JPMorgan Chase Bank, N.A., which also had outstanding credit services with us. Due to the amount of market value collateralization, we had no outstanding credit exposure to this counterparty related to interest rate swaps outstanding.

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
The FHLBank System's primary source of funds is the sale of Consolidated Obligations in the capital markets. Our ability to obtain funds through the sale of Consolidated Obligations at acceptable interest costs depends on the financial market's perception of the riskiness of the Obligations and on prevailing conditions in the capital markets, particularly the short-term capital markets. The System's favorable debt ratings, the implicit U.S. government backing of our debt, and our effective risk management practices are instrumental in ensuring stable and satisfactory access to the capital markets.

We believe our liquidity position, as well as that of the System, continued to be strong during the first six months of 2019. Our overall ability to effectively fund our operations through debt issuances remained sufficient. Investor demand for System debt was robust in the first six months of 2019. Although we can make no assurances, we expect this to continue to be the case. We believe the possibility of a liquidity or funding crisis in the System that would impair our ability to participate, on a cost-effective basis, in issuances of debt, service outstanding debt, maintain adequate capitalization, or pay competitive dividends is remote.

The System works collectively to manage and monitor the System-wide liquidity and funding risks. Liquidity risk includes the risk that the System could have difficulty rolling over short-term Obligations when market conditions change, also called refinancing risk. The System has a large reliance on short-term funding; therefore, it has a sharp focus on managing liquidity risk to very low levels. As shown on the Statements of Cash Flows, in the first six months of 2019, our portion of the System's debt issuances totaled $295.8 billion for Discount Notes and $19.5 billion for Bonds. Access to short-term debt markets has been reliable because investors, driven by liquidity preferences and risk aversion, have sought the System’s short-term debt, which has resulted in strong demand for debt maturing in one year or less.

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

In August 2018, the Finance Agency issued Advisory Bulletin 2018-07 Federal Home Loan Bank Liquidity Guidance (Liquidity AB). The Liquidity AB increases the expectations with respect to the maintenance of sufficient liquidity for a specified number of days. The Liquidity AB rescinds the 2009 liquidity guidance previously issued by the Finance Agency. Under the new Liquidity AB, the calculation of liquidity is intended to provide additional assurance that we can continue to provide Advances and Letters of Credit to members over an extended period without access to the capital markets. Under the new guidance, all Advance maturities are assumed to renew, unless the Advances relate to former members who are ineligible to borrow new Advances.

As part of the base case liquidity expectations, the Liquidity AB requires the FHLBanks to maintain sufficient liquidity for an increased period of between 10 to 30 calendar days. Contemporaneously with the issuance of the Liquidity AB, the Finance Agency issued a supervisory letter that identifies initial thresholds for measures of liquidity. As of June 30, 2019, we maintained a sufficient number of days of positive daily cash balances under the new guidance.

The Liquidity AB also provided guidance related to asset/liability maturity funding gap limits, which was implemented beginning December 31, 2018. Funding gap metrics measure the difference between assets and liabilities that are scheduled to mature during a specified period of time and are expressed as a percentage of total assets. The Liquidity AB provides guidance on maintaining appropriate funding gaps for three-month (-10 percent to -20 percent) and one-year (-25 percent to -35 percent) maturity horizons. The Finance Agency's supervisory letter set forth initial funding gap percentage limits. As of June 30, 2019, we were operating within those limits.

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

(In millions)	June 30, 2019	December 31, 2018
Contingency Liquidity Requirement
Total Contingency Liquidity Reserves (1)	$40,326	$34,808
Total Requirement (2)	(22,673)	(18,745)
Excess Contingency Liquidity Available	$17,653	$16,063

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

(In millions)	June 30, 2019	December 31, 2018
Deposit Reserve Requirement
Total Eligible Deposit Reserves	$62,843	$66,643
Total Member Deposits	(710)	(664)
Excess Deposit Reserves	$62,133	$65,979

Contractual Obligations
The following table summarizes our contractual obligations at June 30, 2019. We believe that, as in the past, we will continue to have sufficient liquidity, including from access to the debt markets to issue Consolidated Obligations, to satisfy these obligations on a timely basis.

(In millions)	< 1 year	1 < 3 years	3 < 5 years	> 5 years	Total
Contractual Obligations
Long-term debt (Bonds) - par (1)	$25,890	$13,087	$5,238	$4,498	$48,713
Operating leases (include premises and equipment)	1	3	2	2	8
Mandatorily redeemable capital stock	16	2	4	1	23
Commitments to fund mortgage loans	426	—	—	—	426
Pension and other postretirement benefit obligations	3	5	5	29	42
Total Contractual Obligations	$26,336	$13,097	$5,249	$4,530	$49,212

(1)
Does not include Discount Notes and contractual interest payments related to Bonds. Total is based on contractual maturities; the actual timing of payments could be affected by factors affecting redemptions.

Off-Balance Sheet Arrangements
The following table summarizes our off-balance sheet items at June 30, 2019. For more information, see Note 19 of the Notes to Unaudited Financial Statements.

(In millions)	< 1 year	1 < 3 years	3 < 5 years	> 5 years	Total
Off-balance sheet items (1)
Standby Letters of Credit	$15,344	$119	$226	$8	$15,697
Standby bond purchase agreements	21	56	—	—	77
Consolidated Obligations traded, not yet settled	86	20	—	45	151
Total off-balance sheet items	$15,451	$195	$226	$53	$15,925

(1)	Represents notional amount of off-balance sheet obligations.

Member Concentration Risk

We regularly assess concentration risks from business activity. We believe that the concentration of Advance activity is consistent with our risk management philosophy, and the impact of borrower concentration on market risk, credit risk, and operational risk, after considering mitigating controls, is minimal.

Operational Risks

There were no material developments regarding our operational risk exposure during the first six months of 2019.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Information required by this Item is set forth under the caption “Quantitative and Qualitative Disclosures About Risk Management” in Part I, Item 2, of this Report.

Item 4.	Controls and Procedures.

DISCLOSURE CONTROLS AND PROCEDURES

As of June 30, 2019, the FHLB's management, including its principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, these two officers each concluded that, as of June 30, 2019, the FHLB maintained effective disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that it files under the Exchange Act is (1) accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As of June 30, 2019, the FHLB's management, including its principal executive officer and principal financial officer, evaluated the FHLB's internal control over financial reporting. Based upon that evaluation, these two officers each concluded that there were no changes in the FHLB's internal control over financial reporting that occurred during the quarter ended June 30, 2019 that materially affected, or are reasonably likely to materially affect, the FHLB's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.	Risk Factors.

For a discussion of our risk factors, see Part I, Item 1A. "Risk Factors" in our 2018 Annual Report on Form 10-K. There have been no material changes from the risk factors in our 2018 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

From time to time the FHLB provides Letters of Credit in the ordinary course of business to support members' obligations issued in support of unaffiliated, third-party offerings of notes, bonds or other securities. The FHLB provided $0.5 million of such credit support during the three months ended June 30, 2019. To the extent that these Letters of Credit are securities for purposes of the Securities Act of 1933, their issuance is exempt from registration pursuant to Section 3(a)(2) thereof.

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

PwC has advised the FHLB that for the period ended June 30, 2019, PwC and certain covered persons had borrowing relationships with two FHLB members (referred below as the “lenders”) who own more than ten percent of the FHLB’s capital stock, which under the Loan Rule, may reasonably be thought to bear on PwC’s independence with respect to the FHLB. The FHLB is providing this disclosure to explain the facts and circumstances, as well as PwC’s and the Audit Committee’s conclusions, concerning PwC’s objectivity and impartiality with respect to the audit of the FHLB.

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

Additionally, the Audit Committee assessed PwC’s ability to perform an objective and impartial audit, including consideration of the ownership structure of the FHLB, the limited voting rights of members and the composition of the Board of Directors. In addition to the above listed considerations, the Audit Committee considered the following:

▪	although the lenders owned more than ten percent of the FHLB’s capital stock, the lenders' voting rights are each less than ten percent;

▪	no individual officer or director that serves on the Board of Directors has the ability to significantly influence the FHLB based on the composition of the Board of Directors; and

▪	as of June 30, 2019, and as of the date of the filing of this Form 10-Q, no officer or director of either lender served on the Board of Directors of the FHLB.

Based on this evaluation, the Audit Committee has concluded that PwC’s ability to exercise objective and impartial judgment on all issues encompassed within PwC’s audit engagement has not been impaired.
Pending Rule Amendment
On July 5, 2019, the SEC published a final rule, effective October 3, 2019 (Final Rule), that adopts amendments to the Loan Rule to modify the analysis that must be conducted to determine whether an auditor is independent when the auditor has a lending relationship with certain shareholders of an audit client at any time during an audit or professional engagement period. The Final Rule, among other things, focuses the analysis on beneficial ownership rather than on both record and beneficial ownership; replaces the existing 10 percent bright-line shareholder ownership test with a "significant influence" test; and adds a "known through reasonable inquiry" standard with respect to identifying beneficial owners of the audit client's equity securities. We continue to analyze the potential impact of the Final Rule but currently expect the rule to resolve the matter discussed above.

Item 6.	Exhibits.

(a)	Exhibits.

See Index of Exhibits

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 8th day of August 2019.

FEDERAL HOME LOAN BANK OF CINCINNATI
(Registrant)

By:	/s/ Andrew S. Howell
Andrew S. Howell
President and Chief Executive Officer
(principal executive officer)

By:	/s/ Stephen J. Sponaugle
Stephen J. Sponaugle
Executive Vice President - Chief Financial Officer
(principal financial officer)

INDEX OF EXHIBITS

Exhibit Number (1)	Description of exhibit	Document filed or furnished, as indicated below

4	Capital Plan, as of April 5, 2019	Filed Herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	Filed Herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	Filed Herewith

32	Section 1350 Certifications	Furnished Herewith

101.INS	XBRL Instance Document	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document	Filed Herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed Herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed Herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed Herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed Herewith

(1)	Numbers coincide with Item 601 of Regulation S-K.