Form 10-K
period 2019-12-31
Federal Home Loan Bank of Cincinnati
filed 2020-03-19
CIK 1326771

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
☐ Yes   ☒ No
The capital stock of the registrant is not listed on any securities exchange or quoted on any automated quotation system, only may be owned by members and former members and is transferable only at its par value of $100 per share. At June 30, 2019, the aggregate par value of all Class B stock held by members and former members was $3,829,090,700. As of February 29, 2020, the registrant had 32,572,324 shares of capital stock outstanding, which included stock classified as mandatorily redeemable.
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

▪
political, national or world events, including acts of war, terrorism, natural disasters, pandemics, or other catastrophic events, and legislative, regulatory, government, judicial or other developments that could affect us, our members, our counterparties, other Federal Home Loan Banks (FHLBanks) and other government-sponsored enterprises (GSEs), and/or investors in the Federal Home Loan Bank System's (FHLBank System or System) unsecured debt securities, which are called Consolidated Obligations (or Obligations);

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

▪
uncertainties related to the expected phasing out of London InterBank Offered Rate (LIBOR) that could impact our mortgage-backed security (MBS) investments, Advances, Consolidated Obligations, derivatives, and collateral;

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

At December 31, 2019, we had 640 members, 233 full-time employees, and one part-time employee. Our employees are not represented by a collective bargaining unit. We consider our relationship with our employees to be good.

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

The primary way we obtain funding is through participation in the issuance of the FHLBank System's Consolidated Obligations in the global capital markets. Secondary sources of funding are capital and deposits we accept from our members. A critical component of the success of the FHLBank System is its ability to maintain a comparative advantage in funding, which due to its GSE status, confers an implied guarantee from the U.S. federal government, low risk operations, and joint and several liability across the 11 FHLBanks. We regularly issue Obligations with a wide range of maturities, structures, and amounts, and at relatively favorable spreads to benchmark market interest rates (such as U.S. Treasury securities, LIBOR and the Secured Overnight Financing Rate (SOFR)) compared with many other financial institutions.

Because we are a cooperative organization with some members using our products more heavily than others and members having different percentages of capital stock, we must achieve a balance in generating membership value from product prices and characteristics and paying a competitive dividend rate. We attempt to achieve this balance by pricing Mission Asset Activity at relatively narrow spreads over funding costs, compared with other financial institutions, while still achieving acceptable profitability. Our cooperative ownership structure and deep access to debt markets allow our business to be scalable and self-capitalizing without taking undue risks, diminishing capital adequacy, or jeopardizing profitability.

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

Investments
To help us achieve our mission and corporate objectives, we invest in highly-rated debt instruments of financial institutions and the U.S. government and in mortgage-related securities. In practice, these investments normally include liquidity instruments and longer-term MBS, as permitted by Finance Agency regulation. Investments provide liquidity, help us manage market risk exposure, enhance earnings, and through the purchase of mortgage-related securities, support the housing market.

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

Ratings of Nationally Recognized Statistical Rating Organizations

The FHLBank System's comparative advantage in funding is acknowledged in its excellent credit ratings from nationally recognized statistical rating organizations (NRSROs). Moody's Investors Service (Moody's) currently assigns, and historically has assigned, the System's Consolidated Obligations the highest ratings available: long-term debt is rated Aaa and short-term debt is rated P-1. It also assigns a Prime-1 short-term bond rating on each FHLBank. It affirmed these ratings in 2019 and maintained a stable outlook. In 2019, Standard & Poor's affirmed its issuer credit ratings on each FHLBank and its AA+ ratings on the System's senior debt and also maintained a stable outlook. The ratings closely follow the U.S. sovereign ratings from both agencies.

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

Repurchase based (REPO) Advances are short-term, fixed-rate instruments structured similarly to repurchase agreements from investment banks, with one principal difference. Members collateralize their REPO Advances through our normal collateralization process, instead of being required to pledge specific securities as would be required in a typical repurchase agreement. A majority of REPO Advances outstanding have overnight maturities.

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

Our Board of Directors also may allocate funds to voluntary housing programs. In 2019, the Board re-authorized an additional $2.1 million to the Carol M. Peterson Housing Fund for use during the year. In January 2020, the Board authorized $2.0 million to this fund for use in 2020. These funds are primarily used as grants to pay for accessibility rehabilitation and emergency repairs for special needs and elderly homeowners. In 2012, the Board of Directors also established the Disaster Reconstruction Program, a voluntary housing program that provides grants for purchase or rehabilitation of a home within the Fifth District for residents that have suffered loss or damage to their primary residence as a result of a state or federally declared disaster. Since the program's inception, we have disbursed over $3.9 million to assist 275 households.

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

Subject to regulatory limitations on LIBOR-based investments, we are also permitted by regulation to purchase the following other investments, which have longer original maturities than liquidity investments:

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

Deposits
We provide a variety of deposit programs, including demand, overnight, term and Federal funds, which enable depositors to invest funds in short-term liquid assets. We accept deposits from members, other FHLBanks, any institution to which we offer correspondent services, and other government instrumentalities. The rates of interest we pay on deposits are subject to change daily based on comparable money market interest rates. The balances in deposit programs tend to vary positively with the amount of idle funds members have available to invest, as well as the level of short-term interest rates. Deposits have typically represented less than one percent of our funding sources in recent years.

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

A “conventional” mortgage refers to a non-government-guaranteed mortgage. A “conforming” mortgage refers to the maximum amount permissible to be lent as a regular prime (i.e., non-jumbo, non-subprime) mortgage. For 2020, the Finance Agency established the conforming limit at $510,400 with loans originated in a limited number of high-cost cities and counties receiving higher conforming limits. We have elected not to purchase mortgages subject to these higher conforming limits.

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

Shortly before delivering the loans that will fill the Mandatory Delivery Contract, the PFI must submit loan level detail including underwriting information. We apply procedures through an automated system designed to screen loans that do not comply with our policies. Our underwriting guidelines generally mirror those of Fannie Mae and Freddie Mac for conforming conventional loans, although our guidelines and pool composition requirements are more conservative in a number of ways in order to further limit credit risk exposure. PFIs are required to make certain representations and warranties against our underwriting guidelines on the loans they sell to us. If a PFI sells us a loan in breach of those representations and warranties, we have the contractual right to require the PFI to repurchase the loan.

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

At December 31, 2019, the amount of membership stock required for each member ranged from a minimum of $1,000 to a maximum of $30 million, with the amount within that range determined as a percentage of member assets. Separate from its membership stock, each member is required to purchase and hold activity stock to capitalize its Mission Asset Activity. For purposes of the Capital Plan, Mission Asset Activity includes the principal balance of Advances, guaranteed funds and rate Advance commitments, and the principal balance of loans and commitments in the MPP.

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

We have a policy that sets forth a range for the amount of retained earnings we believe is needed to mitigate impairment risk and facilitate dividend stability in light of the risks we face. At December 31, 2019, the minimum retained earnings requirement ranges from $200 million to $375 million, based on mitigating quantifiable risks under very stressed business and market scenarios to a 99 percent confidence level. At the end of 2019, our retained earnings totaled $1,094 million. We believe the current amount of retained earnings is fully sufficient to protect our capital stock against impairment risk and to provide for dividend stability.

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

We also transact derivatives to reduce the repricing risk of Discount Notes that fund certain overnight and shorter-term assets.

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

Member demand for Mission Asset Activity depends in large part on the general health of the economy and overall business conditions. Numerous external factors can affect our Mission Asset Activity and earnings including:

▪	the general state and trends of the economy and financial institutions, especially in the Fifth District;

▪	conditions in the financial, credit, mortgage, and housing markets;

▪	interest rates;

▪	competitive alternatives to our products, such as retail deposits and other sources of wholesale funding;

▪	regulations affecting our members' liquidity requirements;

▪	actions of the Federal Reserve to affect liquidity reserves of financial institutions and the money supply; and

▪	the willingness and ability of financial institutions to expand lending.

A recessionary economy may lower the demand for Mission Asset Activity, decrease profitability, and cause stockholders to request redemption of a portion of their capital or request withdrawal from membership (both referred to in this document as “request withdrawal of capital”). These unfavorable effects are more likely to occur and be more severe if a weak economy is accompanied by significant changes in interest rates, stresses in the housing market, elevated competitive forces, or actual or potential changes in the legislative and regulatory environment.

In addition, we believe overall Advance demand has been and continues to be unfavorably affected by the substantial amount of deposit-based liquidity provided to financial institutions through the monetary actions of the Federal Reserve and changes in our members' ability to manage their regulatory liquidity requirements. See the "Competition" risk factor for further discussion.

As noted above, our business and results of operations may be affected by the fiscal and monetary policies of the federal government and its agencies, including the Federal Reserve, which regulates the supply of money and credit in the United States. The Federal Reserve’s policies directly and indirectly influence the financial markets. For example, the Federal Open Market Committee (FOMC) approved emergency reductions to the target range for the Federal funds rate in March 2020, in response to the coronavirus pandemic (COVID-19) and the potential negative impact on the U.S. economy. In addition, U.S. Treasury yields have declined in 2020, with the 10-year U.S. Treasury yield and fixed mortgage rates reaching record lows in March. Further adverse changes in the markets or further action in response to this widespread health emergency could adversely affect our financial condition, results of operations, and ability to pay dividends. Refer to "Executive Overview" in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information on recent market activity.

Competition. The competitive environment for our products could adversely affect business activities, including decreasing the level and utilization rates of Mission Asset Activity, earnings, and capitalization.

Our primary business is providing liquidity to our members by making Advances to, and purchasing mortgage loans from, our members. Members have access to alternative funding sources, including their customers' deposits and wholesale funding, which may offer more favorable terms than we offer, such as lower rates or more flexible credit or collateral standards. Some of our competitors are not subject to the same body of regulations applicable to us, which enables those competitors to offer products and terms that we are not able to offer. In addition, state and federal regulators’ perception of the stability and reliability of our Advances can also directly impact the amount of Advances used by members.

In connection with purchasing mortgage loans from our members, we face competition in the areas of customer service, purchase prices for the MPP loans and ancillary services such as automated underwriting and loan servicing options. Our primary competitors are Fannie Mae, Freddie Mac, government agencies such as Ginnie Mae, and other secondary mortgage market conduits. In addition, our members face increased origination competition from originators that are not eligible for FHLBank membership, which could reduce the amount of mortgage loans that members can make available to us to purchase.

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

The amount of Mission Asset Activity and capital is concentrated among a small number of our large members. Additionally, the financial industry continues to consolidate and in recent years there has been a systemic trend of financial institutions that are currently ineligible for FHLB membership gaining an increasing market share, especially related to mortgage finance. However, the legislative and regulatory environment faced by the FHLBanks has not changed in response to this trend. Our members could decrease their Mission Asset Activity and the amount of their capital stock as a result of merger and acquisition activity or continued loss of market share to ineligible entities. At December 31, 2019, one member, U.S. Bank, N.A., held nearly 30 percent of our Advances and one member PFI, Union Savings Bank, accounted for over 30 percent of the outstanding MPP principal balance. Our business model is structured to be able to absorb sharp changes in Mission Asset Activity because we can undertake commensurate reductions in liability balances and capital and because of our relatively modest operating expenses. However, an extremely large and sustained reduction in Mission Asset Activity could affect our profitability and ability to pay competitive dividends, as well as, at the FHLBank System level, raise policy questions about the relevance of the FHLBank System in its traditional mission of supporting housing finance.

GSE Reform. Potential GSE reform could unfavorably affect our business model, financial condition, and results of operations.

Due to our GSE status, the ultimate resolution to the conservatorship of Fannie Mae and Freddie Mac could affect the FHLBanks. While there appears to be consensus that a permanent financial and political solution to the current conservatorship status should be implemented, which could include maintaining the current structure, no consensus has evolved to date around any of the various legislative proposals. Some policy proposals directed towards Fannie Mae and Freddie Mac have included provisions applicable to the FHLBank System, such as limitations on Advances and portfolio investments. Other proposals have included broader changes in GSE mortgage finance, such as the FHLBank System being a greater participant in the secondary mortgage market, which could affect the FHLBank System's long-standing business model.

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

In addition to potential GSE reform, the legislative and regulatory environment in which the System operates continues to undergo change. Recently-promulgated and future legislative and regulatory actions could significantly affect our business model, financial condition, or results of operations. Legislative and regulatory actions have also raised our operating costs and imparted added uncertainty regarding the business model and membership base under which the FHLBanks may operate in the future. We are unable at this time to predict the ultimate effects the regulatory environment could have on the FHLBank System's business model, our members' view on the value of FHLBank membership, or on our financial condition and results of operations.

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

We are exposed to liquidity risk if significant disruptions in the capital markets occur. Although the System was able to maintain access to the capital markets for debt issuances on acceptable terms during 2019, there is no assurance this will continue to be the case. Future ability to effectively access the capital markets could be adversely affected by external events (such as general economic and financial instabilities, political instability, wars, natural disasters, or widespread health emergencies), deterioration in the perception of financial market participants about the financial strength of Consolidated Obligations, or downgrades to the System's credit ratings. The System could also be affected by the continued changes in the capital markets in response to financial regulations and by the joint and several liability for Consolidated Obligations, which exposes the System as a whole to events at individual FHLBanks. If access to capital markets were to be impaired for an extended period, the effect on our financial condition and results of operations could be material. At the extreme, the System's ability to achieve its mission and satisfy its financial obligations could be threatened.

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

Exposure of earnings to unhedged changes in interest rates and mortgage prepayment speeds is one of our largest ongoing residual risks. We derive most of our income from the interest earned on assets less the interest paid on Consolidated Obligations and deposits used to fund the assets. We hedge mortgage assets with a combination of Consolidated Obligations and derivatives transactions. Interest rate movements can lower profitability in two primary ways: 1) directly due to their impact on earnings from cash flow mismatches between assets and liabilities; and 2) indirectly via their impact on prepayment speeds on our MBS investments and mortgages purchased under our MPP, which can unfavorably affect the cash flow mismatches. The effects on income can also include acceleration in the amortization of purchased premiums on mortgage assets.

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

Spreads on our assets tend to be narrow compared to those of many other financial institutions due to our cooperative business model. Market conditions, yield curve shape, competitive forces, and, as discussed above, market risk exposure could cause these already narrow asset spreads to decline, which could substantially reduce our profitability. A key spread relationship is that we tend to utilize Consolidated Discount Notes to fund a significant amount of assets that have adjustable-rates tied to a benchmark interest rate, such as LIBOR or SOFR. Because rates on Discount Notes do not perfectly correlate with other adjustable benchmark interest rates, a narrowing of this spread, for example from investors changing perceptions about the quality of our debt, could lower income and reduce balances of Mission Asset Activity.

Capital Adequacy. Failure to meet capital adequacy requirements mandated by Finance Agency regulations and supervisory guidance and by our internal policies, or not being able to pay dividends or repurchase or redeem capital stock, may lower demand for Mission Asset Activity, harm results of operations, and lower membership value.

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

In July 2017, the United Kingdom's Financial Conduct Authority (FCA), which regulates LIBOR, announced that after 2021 it will no longer persuade or compel banks to submit rates for the calculation of LIBOR. In response, the Federal Reserve Bank of New York convened the Alternative Reference Rates Committee (ARRC) to 1) develop a robust alternative to U.S. dollar LIBOR and 2) develop a plan to encourage its use in derivatives and other transactions as appropriate. The ARRC has settled on the establishment of SOFR as its recommended alternative to U.S. dollar LIBOR. SOFR is based on a broad segment of the overnight Treasury repurchase market and is intended to be a measure of the cost of borrowing cash overnight collateralized by Treasury securities. The Federal Reserve Bank of New York began publishing SOFR in April 2018. As of December 31, 2019, a portion of our assets and liabilities remain indexed to LIBOR. There is no assurance that LIBOR will continue to be generally accepted or used by the financial markets through 2021, even if LIBOR continues to be available.

In September 2019, the Finance Agency issued a supervisory letter providing LIBOR transition guidance. Under the supervisory letter, the FHLBanks were directed, by December 31, 2019, to cease purchasing investments that reference LIBOR and mature after December 31, 2021, and, by March 31, 2020, to no longer enter into any other new LIBOR referenced financial assets, liabilities and derivatives with maturities beyond December 31, 2021. Except for investments and option embedded products, the ability to enter into new LIBOR referenced transactions has been extended to June 30, 2020. As a result of the limitations introduced by the Finance Agency, we may experience less flexibility in our access to funding, higher funding costs, lower overall demand or increased costs of Advances, and a lack of suitable investment alternatives. Accordingly, the composition of our balance sheet, capital stock level, primary mission assets ratio and net income may be negatively impacted. Additionally, the limitations within the supervisory letter may impact our ability to manage interest-rate risk, which may have a negative effect on our financial condition and results of operations.

During the market transition away from LIBOR, LIBOR may experience increased volatility, and the overnight Treasury repurchase market underlying SOFR may also experience disruptions from time to time, which may result in unexpected fluctuations in SOFR. While market activity in SOFR-linked financial instruments has continued to develop, there can be no guarantee that SOFR will become widely accepted and used across market segments and financial products in a timely manner or that any other alternative reference rate will be developed. Any disruption in the market transition away from LIBOR towards SOFR or another alternate reference rate could result in increased financial, operational, legal, reputational or compliance risks. We are not currently able to predict the ultimate impact the market transition away from LIBOR towards SOFR may have on our business, financial condition, and results of operations. See "Executive Overview" in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information about the replacement of LIBOR.

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

The Office of Finance is a joint office of the FHLBanks established to facilitate the issuance and servicing of Consolidated Obligations, among other things. Pursuant to Finance Agency regulations, the Office of Finance, often in conjunction with the FHLBanks, has adopted policies and procedures for the purposes of facilitating and approving the issuance of Consolidation Obligations. A failure or interruption of the Office of Finance's services as a result of breaches, cyberattacks, or technological risks could negatively affect the business operations of each FHLBank, including disruptions to the FHLBanks' access to funding through the sale of Consolidated Obligations. Although the Office of Finance has business continuity and security incident response plans in place, our business operations could be constrained, disrupted or otherwise negatively affected if the Office of Finance was not able to perform its functions for a period of time.

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

Item 1B.    Unresolved Staff Comments.

None.

Item 2.        Properties.

Our primary offices are located in approximately 79,000 square feet of leased space in downtown Cincinnati, Ohio. We also maintain a leased, fully functioning, back-up facility in suburban Cincinnati. We believe that our facilities are in good condition, well maintained, and adequate for our current needs.

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

By law our stock is not publicly traded, and only our members (and former members with a withdrawal notice pending) may own our stock. The par value of our capital stock is $100 per share. As of December 31, 2019, we had 666 member and former member stockholders and approximately 34 million shares of capital stock outstanding, all of which were Class B Stock.

We paid quarterly dividends in 2019 and 2018 as outlined in the table below.

(Dollars in millions)
	2019				2018
		Annualized				Annualized
Quarter	Amount	Rate	Form	Quarter	Amount	Rate	Form
First	$65	6.00%	Cash	First	$61	5.75%	Cash
Second	58	5.50	Cash	Second	62	5.75	Cash
Third	45	4.50	Cash	Third	68	6.00	Cash
Fourth	37	4.00	Cash	Fourth	65	6.00	Cash
Total	$205	5.05		Total	$256	5.88

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

A Finance Agency rule prohibits us from issuing new excess capital stock to members, either by paying stock dividends or otherwise, if before or after the issuance the amount of member excess capital stock exceeds or would exceed one percent of the FHLB's assets. Excess capital stock for this regulatory purpose is calculated as the aggregate of capital stock owned that is in excess of all membership and Mission Asset Activity requirements (as defined in our Capital Plan). At December 31, 2019, we had excess capital stock outstanding totaling less than one percent of total assets.

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

RECENT SALES OF UNREGISTERED SECURITIES

From time to time, we provide Letters of Credit in the ordinary course of business to support members' obligations issued in support of unaffiliated, third-party offerings of notes, bonds or other securities. We provided $3 million and $12 million of such credit support during 2019 and 2017. We did not provide such credit support during 2018. To the extent that these Letters of Credit are securities for purposes of the Securities Act of 1933, their issuance is exempt from registration pursuant to section 3(a)(2) thereof.

Item 6.	Selected Financial Data.

The following table presents selected Statement of Condition data, Statement of Income data and financial ratios for the five years ended December 31, 2019.

	Year Ended December 31,
(Dollars in millions)	2019	2018	2017	2016	2015
STATEMENT OF CONDITION DATA AT PERIOD END:
Total assets	$93,492	$99,203	$106,895	$104,635	$118,756
Advances	47,370	54,822	69,918	69,882	73,292
Mortgage loans held for portfolio	11,236	10,502	9,682	9,150	7,954
Allowance for credit losses on mortgage loans	1	1	1	1	2
Investments (1)	34,389	33,614	27,058	25,334	37,356
Consolidated Obligations, net:
Discount Notes	49,084	46,944	46,211	44,690	77,199
Bonds	38,440	45,659	54,163	53,191	35,092
Total Consolidated Obligations, net	87,524	92,603	100,374	97,881	112,291
Mandatorily redeemable capital stock	22	23	30	35	38
Capital:
Capital stock - putable	3,367	4,320	4,241	4,157	4,429
Retained earnings	1,094	1,023	940	834	737
Accumulated other comprehensive loss	(16)	(13)	(16)	(13)	(13)
Total capital	4,445	5,330	5,165	4,978	5,153
STATEMENT OF INCOME DATA:
Net interest income	$406	$499	$429	$363	$327
Non-interest income (loss)	(10)	(37)	(1)	46	30
Non-interest expense	89	85	79	111	75
Affordable Housing Program assessments	31	38	35	30	28
Net income	$276	$339	$314	$268	$254
FINANCIAL RATIOS:
Dividend payout ratio (2)	74.1%	75.6%	66.3%	63.9%	67.7%
Weighted average dividend rate (3)	5.05	5.88	5.00	4.00	4.00
Return on average equity	5.65	6.29	6.15	5.35	5.04
Return on average assets	0.28	0.32	0.31	0.25	0.24
Net interest margin (4)	0.42	0.47	0.42	0.35	0.31
Average equity to average assets	5.04	5.11	5.00	4.76	4.78
Regulatory capital ratio (5)	4.79	5.41	4.88	4.80	4.38
Operating expenses to average assets (6)	0.070	0.063	0.060	0.061	0.054

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

EXECUTIVE OVERVIEW

Financial Condition

Mission Asset Activity
In 2019, the FHLB fulfilled its mission by providing access to a key source of readily available and competitively priced wholesale funding to its member financial institutions, supporting its commitment to affordable housing and community investment, and paying stockholders a competitive dividend return on their capital investment.

Mission Assets, which we define as Advances, Letters of Credit, and total MPP are the primary means by which we fulfill our mission with direct connections to members. We regularly monitor our balance sheet concentration of Mission Asset Activity. One measure we use to assess mission achievement is our Primary Mission Asset ratio, which measures the sum of average Advances and mortgage loans as a percentage of average Consolidated Obligations (adjusted for certain high-quality liquid assets, as permitted by regulation). In 2019, the Primary Mission Asset ratio averaged slightly over 69 percent, just below the Finance Agency's preferred ratio of 70 percent. In assessing overall mission achievement, we also consider supplemental sources of Mission Asset Activity, the most significant of which is Letters of Credit issued to members.

The following table summarizes our Mission Asset Activity.

	Year Ended December 31,
	Ending Balances		Average Balances
(In millions)	2019	2018	2019	2018
Mission Asset Activity:
Advances (principal)	$47,264	$54,872	$47,894	$65,593
Mortgage Purchase Program (MPP):
Mortgage loans held for portfolio (principal)	10,981	10,272	10,499	9,743
Mandatory Delivery Contracts (notional)	936	146	516	287
Total MPP	11,917	10,418	11,015	10,030
Letters of Credit (notional)	16,205	14,847	15,150	14,619
Total Mission Asset Activity	$75,386	$80,137	$74,059	$90,242

The balance of Mission Asset Activity was $75.4 billion at December 31, 2019, a decrease of $4.8 billion (six percent) from year-end 2018, which was driven by lower Advance balances. Advance principal balances decreased $7.6 billion (14 percent) from year-end 2018. Average Advance principal balances for 2019 declined $17.7 billion compared to 2018 primarily due to a reduction in borrowings from a few large-asset members. Advance balances are often volatile due to members' ability to quickly, normally on the same day, increase or decrease their amount of Advances. We believe providing members flexibility in their funding levels helps support their asset-liability management needs and is a key benefit of membership. At December 31, 2019, 67 percent of members held Mission Asset Activity, which was relatively stable compared to prior periods.

As in recent years, most members continued to have modest demand for Advance borrowings. Based on the most-recently available figures, members funded an average of 2.7 percent of their assets with Advances.

The MPP principal balance rose $0.7 billion (seven percent) from year-end 2018. During 2019, we purchased $2.6 billion of mortgage loans, while principal reductions totaled $1.9 billion.

Based on earnings in 2019, we accrued $31 million for the Affordable Housing Program (AHP) pool of funds to be available to members in 2020. In addition to the required AHP assessment, we continued our voluntary sponsorship of two other housing programs, which provide resources to pay for accessibility rehabilitation and emergency repairs for special needs and elderly homeowners and to help members aid their communities following natural disasters.

Investments
The balance of investments at December 31, 2019 was $34.4 billion, an increase of $0.8 billion (two percent) from year-end 2018. At December 31, 2019, investments included $13.5 billion of MBS and $20.9 billion of other investments, which consisted primarily of highly-rated short-term instruments and longer-term U.S. Treasury and GSE obligations held for liquidity. All of our MBS held at December 31, 2019 were issued and guaranteed by Fannie Mae, Freddie Mac or a U.S. agency.

Investments averaged $37.8 billion in 2019, an increase of $8.0 billion (27 percent) from the average balance during 2018. We increased investments in order to hold more asset liquidity, which we obtained primarily by purchasing U.S. Treasury obligations as part of our plan to manage the implementation of the Finance Agency's Advisory Bulletin on the maintenance of sufficient liquidity. In addition, liquidity investments can vary significantly on a daily basis during times of volatility in Advance balances. We maintained a robust amount of asset liquidity throughout 2019 across a variety of liquidity measures, as discussed in the "Liquidity Risk" section of "Quantitative and Qualitative Disclosures About Risk Management."

Capital
Capital adequacy surpassed all minimum regulatory capital requirements in 2019. The GAAP capital-to-assets ratio at December 31, 2019 was 4.75 percent, while the regulatory capital-to-assets ratio was 4.79 percent. Both ratios exceeded the regulatory required minimum of four percent. Regulatory capital includes mandatorily redeemable capital stock accounted for as a liability under GAAP. Both GAAP and regulatory capital decreased $0.9 billion in 2019, due to our repurchase of over $1.5 billion in excess stock from members. These repurchases were in response to the decrease in Advances in 2019. Retained earnings totaled $1.1 billion at December 31, 2019, an increase of seven percent from year-end 2018. The decreases in GAAP and regulatory capital were partially offset by purchases of capital stock associated with new Advance activity from certain members.

Results of Operations

Overall Results
The table below summarizes our results of operations.

	Year Ended December 31,
(Dollars in millions)	2019	2018	2017
Net income	$276	$339	$314
Affordable Housing Program assessments	31	38	35
Return on average equity (ROE)	5.65%	6.29%	6.15%
Return on average assets	0.28	0.32	0.31
Weighted average dividend rate	5.05	5.88	5.00
Average 3-month LIBOR	2.33	2.31	1.26
ROE spread to 3-month LIBOR	3.32	3.98	4.89
Dividend rate spread to 3-month LIBOR	2.72	3.57	3.74

Net income in 2019 decreased $63 million (19 percent) compared to 2018. Net income was lower primarily due to a decline in spreads earned on Advances and a decrease in Advance balances. However, the lower net income was partially offset by increases in the fair values of certain derivatives and other financial instruments carried at fair value.

Despite the reduction in net income, earnings levels continued to represent competitive returns on stockholders' capital investment. ROE was higher than short-term rates in the periods presented above, while we maintained risk exposures in line with our appetite for a moderate risk profile. The spread between ROE and short-term rates, such as 3-month LIBOR, is a market benchmark we believe member stockholders actively use to assess the competitiveness of the return on their capital investment.

In December 2019, we paid stockholders a quarterly 4.00 percent annualized dividend rate on their capital investment in our company. The lower weighted average dividend rate in 2019 compared to 2018 was in part due to the decline in the interest rate environment over the last several quarters.

We believe that our operations and financial condition will continue to generate competitive profitability over time, reflecting the combination of a stable business model and conservative management of risk. Our business model is structured to be able to absorb sharp changes in Mission Asset Activity because we can execute commensurate changes in liability and capital stock balances. Key factors that can cause significant periodic volatility in our profitability are changes in the level of interest rates, changes in spreads between benchmark interest rates and our short-term funding costs, recognition of net amortization due to accelerated prepayments of mortgage assets, and fair value adjustments related to the use of derivatives and the associated hedged items.

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

	Year 2019		Year 2018		Year 2017
	Ending	Average	Ending	Average	Ending	Average
Federal funds effective	1.55%	2.16%	2.40%	1.83%	1.33%	1.00%
SOFR	1.55	2.20	3.00	1.85	1.47	0.90
3-month LIBOR	1.91	2.33	2.81	2.31	1.69	1.26
2-year LIBOR	1.70	2.03	2.66	2.75	2.08	1.65
10-year LIBOR	1.90	2.09	2.71	2.95	2.40	2.29
2-year U.S. Treasury	1.57	1.97	2.49	2.52	1.89	1.39
10-year U.S. Treasury	1.92	2.14	2.69	2.91	2.41	2.33
15-year mortgage current coupon (1)	2.28	2.52	3.06	3.20	2.52	2.40
30-year mortgage current coupon (1)	2.71	2.95	3.51	3.65	3.00	3.03

	Year 2019 by Quarter - Average
	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Federal funds effective	2.40%	2.40%	2.19%	1.65%
SOFR	2.44	2.43	2.26	1.66
3-month LIBOR	2.69	2.51	2.20	1.93
2-year LIBOR	2.62	2.20	1.70	1.63
10-year LIBOR	2.67	2.30	1.70	1.72
2-year U.S. Treasury	2.49	2.13	1.69	1.59
10-year U.S. Treasury	2.65	2.33	1.79	1.79
15-year mortgage current coupon (1)	2.97	2.63	2.22	2.27
30-year mortgage current coupon (1)	3.41	3.07	2.62	2.70

(1)	Simple average of current coupon rates of Fannie Mae and Freddie Mac par MBS indications.

The target overnight Federal funds rate was in the range of 1.50 to 1.75 percent at December 31, 2019, a decrease from the range of 2.25 to 2.50 percent at December 31, 2018. In March 2020, the Federal Reserve first decreased the target Federal funds rate to a range of 1.00 to 1.25 percent and then subsequently decreased the target to a range of zero to 0.25 percent due to the evolving risks to economic activity from the coronavirus pandemic (COVID-19).

Average overnight rates (i.e., federal funds effective and SOFR) were still approximately 0.35 percentage points higher in 2019 compared to 2018, while average 3-month LIBOR was relatively flat and average long-term rates decreased by approximately 0.65 to 0.85 percentage points during that same period. The higher interest rates on overnight assets continued to benefit income in 2019 primarily because of the earnings generated by funding assets with interest-free capital. Both short-term and long-term interest rates trended downward throughout the second half of 2019. By the end of 2019, the trend of higher short-term interest rates with lower long-term rates experienced in the first three quarters no longer existed. In addition, for much of 2019, the market yield curves were relatively flat, and at certain maturity points inverted, which lowered profitability.

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

Recent Developments
Coronavirus Pandemic (COVID-19): The recent outbreak of COVID-19, which has now spread globally, including within the United States, has resulted in the declaration of the COVID-19 pandemic. The effects of COVID-19 are rapidly evolving, and the full impact and duration of the virus are unknown. Managing COVID-19 has strained and is expected to severely tax healthcare systems and businesses worldwide. The effects of COVID-19 and the response to the virus have negatively impacted financial markets and overall economic conditions. We have employees who are not operationally critical working remotely, and have implemented a split location model for critical staff in our downtown Cincinnati location and our back-up facility.

Strategic/Business Risk
Advances: Our business is cyclical and Mission Asset Activity normally grows slowly or stabilizes in periods of moderate macro-economic growth, when financial institutions have ample liquidity, or when there is significant growth in the money supply. Other factors that constrain widespread demand for Advances are the low levels of interest rates and competitiveness of Advances relative to deposits and other sources of wholesale funding.

In the last several years, the percentage of assets that members funded with Advances has shown little variation, in the range of two to four percent. We may see a broad-based increase in Advance demand if one or more of the following occur: aggregate loan portfolios of our members grow quicker than aggregate deposits, interest rates begin to increase over time, or changes in Federal Reserve policy reduce other sources of liquidity available to members.

MPP: MPP balances are influenced by conditions in the housing and mortgage markets, the competitiveness of prices we offer to purchase loans as well as program features, and activity from our largest sellers.

Our ongoing strategy for the MPP has two components: 1) increase the number of regular sellers and participants in the program; and 2) manage purchases and balances at a prudent level relative to capital and total assets to effectively manage market and credit risks consistent with our risk appetite.

Market Risk
During 2019, as in 2018, the market risk exposure to changing interest rates was moderate overall and well within policy limits. We believe that longer-term profitability would not become uncompetitive unless interest rates were to change quickly and significantly. In the short-term, profitability could become uncompetitive if long-term interest rates decrease more than 100 basis points leading to faster prepayments of mortgage assets, which would accelerate the recognition of purchased premiums.

Capital Adequacy
We believe members place a high value on their capital investment in our company. Capital ratios at December 31, 2019, and all throughout the year, exceeded the regulatory required minimum of four percent. We believe the amount of retained earnings is sufficient to protect against members' impairment risk of their capital stock investment in the FHLB and to provide the opportunity to stabilize or increase future dividends. Our capital policies and Capital Plan also have safeguards to ensure we meet regulatory and prudential capital requirements.

Credit Risk
In 2019, we continued to maintain a de minimis level of overall residual credit risk exposure from our Credit Services, investments, and derivative transactions. We believe policies and procedures related to credit underwriting, Advance collateral management, and transactions with investment and derivative counterparties continue to mitigate these risks. We have never experienced any credit losses, and we continue to have no loan loss reserves or impairment recorded for these instruments. Residual credit risk exposure in the mortgage loan portfolio was minimal. The allowance for credit losses in the MPP was stable during the year and was $1 million at December 31, 2019.

Liquidity Risk
Our liquidity position remained strong during 2019, as did our overall ability to fund operations through the issuance of Consolidated Obligations at acceptable interest costs. Investor demand for FHLBank System debt continued to be robust. There were no substantive stresses on market access or liquidity from external market and political events. Although we can make no assurances, we believe there is only a remote possibility of a liquidity or funding crisis in the System that could impair our ability to participate, on a cost-effective basis, in issuances of new debt, service outstanding debt, maintain adequate capital levels, or pay competitive dividends.

Regulatory and Legislative Risk and Significant Developments
General: The FHLBank System is subject to legislative and regulatory oversight. Legislative and regulatory actions applicable, directly or indirectly, to the FHLBank System in the last decade have increased uncertainty regarding the business model and membership base under which the FHLBanks may operate in the future. This is due primarily to the uncertainty around potential future GSE reform, and the evolution of mortgage financing moving towards financial institutions currently not eligible for FHLBank membership. See Item 1A. Risk Factors for more discussion. We cannot predict the ultimate outcome of GSE reform and whether our membership base will be legislatively and regulatorily permitted to evolve in concert with the housing finance market.

LIBOR Replacement; Finance Agency Supervisory Letter: We are planning for the replacement of LIBOR given the announcement that the LIBOR index is expected to be phased out by no later than the end of 2021 and the Federal Reserve Bank of New York's establishment of SOFR as its recommended alternative to U.S. dollar LIBOR. In 2019, we continued to participate in the FHLBank System's issuances of SOFR-linked Consolidated Bonds. At December 31, 2019, $10.9 billion (99 percent) of our adjustable-rate Consolidated Bonds were indexed to SOFR. We also continued to offer SOFR-linked Advances and began swapping certain instruments to adjustable-rates tied to SOFR and the overnight Federal funds effective rate in 2019. However, the majority of our variable-rate assets still remain indexed to LIBOR. Therefore, we are continuing to plan for the eventual replacement of our LIBOR-indexed instruments away from the LIBOR benchmark interest rate. Part of our LIBOR transition plan includes having implemented fallback language for our LIBOR-indexed Advances and Consolidated Bonds in new and legacy contracts. As for our derivatives and investments that are tied to LIBOR, we are monitoring market-wide efforts to enhance fallback language for new activity and develop frameworks to address existing transactions. We are also evaluating the transition relief provided by the Financial Accounting Standards Board (FASB) concerning the accounting for contract modifications during the replacement of LIBOR.

On September 27, 2019, the Finance Agency issued a Supervisory Letter - Planning for LIBOR Phase-Out (Supervisory Letter) to the FHLBanks that the Finance Agency stated is designed to ensure the FHLBanks will be able to identify and prudently manage the risks associated with the termination of LIBOR in a safe and sound manner. The Supervisory Letter provided that the FHLBanks should, by March 31, 2020, cease entering into new LIBOR referenced financial assets, liabilities, and derivatives with maturities beyond December 31, 2021 for all product types except investments. With respect to investments, the Supervisory Letter required the FHLBanks, by December 31, 2019, to stop purchasing investments that reference LIBOR and mature after December 31, 2021. These phase-out dates do not apply to collateral accepted by the FHLBanks. The Supervisory Letter also directed the FHLBanks to update their pledged collateral certification reporting requirements by March 31, 2020 in an effort to encourage members to identify LIBOR-linked collateral maturing after December 31, 2021. The Finance Agency may permit certain exceptions to its Supervisory Letter because there may be LIBOR-linked products serving compelling mission, risk mitigating, and/or hedging purposes for the FHLBanks that do not currently have readily available alternatives.

As a result of the recent market conditions triggered in part by COVID-19, the FHLBanks' ability to enter into LIBOR-based instruments that mature after December 31, 2021 has been extended from March 31, 2020 to June 30, 2020, except for investments and option embedded products.

We have Advances, investment securities, Consolidated Bonds and derivatives with interest rates indexed to LIBOR. The following table presents LIBOR-indexed Advances, investment securities, Consolidated Bonds and derivatives at December 31, 2019.

(In millions)	Maturing in 2020-2021	Maturing after 2021
LIBOR-Indexed Variable Rate Financial Instruments
Advances by redemption term	$6,906	$3,524
MBS by contractual maturity (1)	266	7,759
Consolidated Bonds by contractual maturity	65	—
Total principal amount	$7,237	$11,283
Derivatives, notional amount by termination date	$12,198	$7,467

(1)
MBS are presented by contractual maturity; however, their expected maturities will likely differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

The market transition away from LIBOR towards SOFR is expected to be gradual and complicated, including the development of term structures and credit adjustments to accommodate differences between LIBOR and SOFR. As such, we are not currently able to predict the ultimate impact of such a transition on our business, financial condition, and results of operations.

Acquired Member Assets Advisory Bulletin: Advisory Bulletin 2020-01 - Federal Home Loan Bank Risk Management of Acquired Member Assets (AMA). On January 31, 2020, the Finance Agency issued an Advisory Bulletin providing guidance on the risk management of acquired member assets, such as the MPP. The guidance includes expectations that an FHLBank will have Board-established limits on AMA portfolios and management-established thresholds to serve as monitoring tools to manage AMA-related risk exposure. The guidance provides that the board of an FHLBank should ensure that it serves as a liquidity source for members, while ensuring its portfolio limits do not result in the FHLBank’s acquisition of mortgages from smaller members being “crowded out” by the acquisition of mortgages from larger members. The Advisory Bulletin contains the expectation that the board of an FHLBank should set limits on the size and growth of portfolios and on acquisitions from a single participating financial institution. In addition, the guidance sets forth that the board of an FHLBank should consider concentration risk in the areas of geographic area, high-balance loans, and in third-party loan originations. We continue to evaluate the potential impact of this guidance, but currently do not expect it to materially affect our financial condition or results of operations.

Capital Stock Management Advisory Bulletin: Advisory Bulletin 2019-03 - Capital Stock Management. On August 14, 2019, the Finance Agency issued an Advisory Bulletin providing guidance that augments existing statutory and regulatory capital requirements to require each FHLBank to maintain at least a two percent ratio of capital stock to total assets. In February 2020, the Finance Agency began to consider the proportion of capital stock to assets, measured on a daily average basis at month end, when assessing each FHLBank’s capital management practices. We do not expect this guidance to have a material impact on our capital management practices, financial condition, or results of operation.

Final Rule on FHLBank Capital Requirements: On February 20, 2019, the Finance Agency published a final rule, effective January 1, 2020, that adopts, with amendments, the regulations of the Federal Housing Finance Board (predecessor to the Finance Agency) (the Finance Board) pertaining to the capital requirements for the FHLBanks. The final rule carries over most of the prior Finance Board regulations without material change, but substantively revises the credit risk component of the risk-based capital requirement, as well as the limitations on extensions of unsecured credit. The main revisions remove requirements that we calculate credit risk capital charges and unsecured credit limits based on ratings issued by a NRSRO, and instead require that we establish and use our own internal rating methodology (which may include, but not solely rely on, NRSRO ratings). In addition, the rule imposes a new credit risk capital charge for cleared derivatives, revises the percentages used in the regulation’s tables to calculate credit risk capital charges for Advances and for non-mortgage assets and rescinds certain contingency liquidity requirements, as these requirements are now addressed in an Advisory Bulletin on FHLBank Liquidity Guidance issued by the Finance Agency in 2018. We do not expect this rule to materially affect our financial condition or results of operations.

ANALYSIS OF FINANCIAL CONDITION

Credit Services

Credit Activity and Advance Composition
The tables below show trends in Advance balances by major programs and in the notional amount of Letters of Credit.

(Dollars in millions)	December 31, 2019		December 31, 2018
	Balance	Percent(1)	Balance	Percent(1)
Adjustable/Variable Rate-Indexed:
LIBOR	$10,430	22%	$28,740	52%
SOFR	500	1	1,400	3
Other	221	1	744	1
Total	11,151	24	30,884	56
Fixed-Rate:
Repurchase based (REPO)	19,386	41	7,003	13
Regular Fixed-Rate	11,476	24	10,972	20
Putable (2)	1,444	3	460	1
Amortizing/Mortgage Matched	2,358	5	2,702	5
Other	1,449	3	2,851	5
Total	36,113	76	23,988	44
Total Advances Principal	$47,264	100%	$54,872	100%

Letters of Credit (notional)	$16,205		$14,847

(Dollars in millions)	December 31, 2019		September 30, 2019		June 30, 2019		March 31, 2019
	Balance	Percent(1)	Balance	Percent(1)	Balance	Percent(1)	Balance	Percent(1)
Adjustable/Variable-Rate Indexed:
LIBOR	$10,430	22%	$13,604	29%	$16,127	37%	$20,462	38%
SOFR	500	1	1,050	2	1,050	3	1,400	2
Other	221	1	379	1	416	1	394	1
Total	11,151	24	15,033	32	17,593	41	22,256	41
Fixed-Rate:
REPO	19,386	41	13,399	29	7,520	17	15,187	28
Regular Fixed-Rate	11,476	24	12,364	27	11,486	27	10,991	20
Putable (2)	1,444	3	1,414	3	1,020	3	885	1
Amortizing/Mortgage Matched	2,358	5	2,583	6	2,646	6	2,753	5
Other	1,449	3	1,393	3	2,490	6	2,806	5
Total	36,113	76	31,153	68	25,162	59	32,622	59
Total Advances Principal	$47,264	100%	$46,186	100%	$42,755	100%	$54,878	100%

Letters of Credit (notional)	$16,205		$16,090		$15,697		$13,812

(1)	As a percentage of total Advances principal.

(2)	Excludes Putable Advances where the related put options have expired or where the Advance is indexed to a variable-rate. These Advances are classified based on their current terms.

Advance balances at December 31, 2019 decreased 14 percent compared to year-end 2018. Although a number of members increased their borrowings in 2019, a reduction in borrowings from one of our largest borrowers led to the net decrease in

Advances. REPOs, which traditionally have the most volatile balances because a majority of them have overnight maturities, allow our members the most flexibility as their liquidity needs may change daily.

Advance Usage
In addition to analyzing Advance balances by dollar trends, we monitor the degree to which members use Advances to fund their balance sheets. The following table shows the unweighted, average ratio of each member's Advance balance to its most-recently available figures for total assets.

	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018
Average Advances-to-assets for members
Assets less than $1.0 billion (542 members)	2.55%	2.71%	2.67%	2.82%	3.05%
Assets over $1.0 billion (98 members)	3.31	3.87	3.65	3.67	4.26
All members	2.67	2.88	2.81	2.94	3.22

The following table shows Advance usage of members by charter type.

(Dollars in millions)	December 31, 2019		December 31, 2018
	Principal Amount of Advances	Percent of Total Principal Amount of Advances	Principal Amount of Advances	Percent of Total Principal Amount of Advances
Commercial Banks	$31,590	67%	$39,195	71%
Savings Institutions	5,689	12	5,424	10
Credit Unions	1,307	3	1,564	3
Insurance Companies	8,629	18	8,676	16
Community Development Financial Institutions	1	—	1	—
Total member Advances	47,216	100	54,860	100
Former member borrowings	48	—	12	—
Total principal amount of Advances	$47,264	100%	$54,872	100%

The following tables present principal balances for the five members with the largest Advance borrowings.

(Dollars in millions)
December 31, 2019			December 31, 2018
Name	Principal Amount of Advances	Percent of Total Principal Amount of Advances	Name	Principal Amount of Advances	Percent of Total Principal Amount of Advances
U.S. Bank, N.A.	$13,874	29%	JPMorgan Chase Bank, N.A.	$23,400	43%
JPMorgan Chase Bank, N.A.	4,500	10	U.S. Bank, N.A.	4,574	8
Third Federal Savings and Loan Association	3,883	8	Third Federal Savings and Loan Association	3,727	7
First Horizon Bank	2,200	5	Nationwide Life Insurance Company	2,510	5
Pinnacle Bank	2,063	4	Pinnacle Bank	1,444	3
Total of Top 5	$26,520	56%	Total of Top 5	$35,655	66%

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

Mortgage Loans Held for Portfolio (Mortgage Purchase Program, or MPP)

The table below shows principal purchases and reductions of loans in the MPP for each of the last two years.

(In millions)	2019	2018
Balance, beginning of year	$10,272	$9,454
Principal purchases	2,631	1,936
Principal reductions	(1,922)	(1,118)
Balance, end of year	$10,981	$10,272

Although there were 78 active members participating in the MPP at December 31, 2019, approximately 62 percent of the principal purchases in 2019 resulted from activity of our four largest sellers. All loans acquired in 2019 were conventional loans.

The following tables show the percentage of principal balances from Participating Financial Institutions (PFIs) supplying five percent or more of total principal and the percentage of principal balances from all other PFIs. As shown below, MPP activity is concentrated amongst a few members.

(Dollars in millions)	December 31, 2019			December 31, 2018
	Principal	% of Total		Principal	% of Total
Union Savings Bank	$3,574	33%	Union Savings Bank	$3,449	34%
Guardian Savings Bank FSB	1,004	9	Guardian Savings Bank FSB	987	10
Firstbank	714	7	All others	5,836	56
All others	5,689	51	Total	$10,272	100%
Total	$10,981	100%

We closely track the refinancing incentives of our mortgage assets (including loans in the MPP and MBS) because the option for homeowners to change their principal payments normally represents the largest portion of our market risk exposure and can affect MPP balances. MPP principal paydowns in 2019 equated to a 14 percent annual constant prepayment rate, up from the eight percent rate for all of 2018. The reductions in mortgage rates that occurred in the first nine months of 2019 accelerated prepayment speeds in the second half of 2019. In the fourth quarter of 2019, mortgage rates were steady, remaining at historical low levels. As such, we expect the recent trend of faster prepayments to continue in 2020 unless mortgage rates rise.

The MPP's composition of balances by loan type, original final maturity, and weighted-average mortgage note rate did not change materially in 2019. MPP yields earned in 2019, after consideration of funding and hedging costs, continued to offer favorable returns relative to their market and credit risk exposure.

Housing and Community Investment

In 2019, we accrued $31 million of earnings for the Affordable Housing Program, which will be awarded to members in 2020 through either our competitive or Welcome Home programs. This amount represents a decrease of $7 million from 2018 due to the lower earnings in 2019.

Including funds available in 2019 from previous years, we had $32 million available for the competitive Affordable Housing Program in 2019, which we awarded to 53 projects through a single competitive offering. In addition, we disbursed nearly $13 million to 189 members on behalf of 2,519 homebuyers through the Welcome Home Program, which assists homebuyers with down payments and closing costs. In total, more than one-third of members applied for funding under the two Affordable Housing Programs.
Additionally, in 2019, our Board committed $2.1 million to the Carol M. Peterson Housing Fund, which helped 303 homeowners, and continued its commitment to the $5 million Disaster Reconstruction Program. Both are voluntary programs beyond the 10 percent of earnings that we are required by law to set aside for the Affordable Housing Program.

Our activities to support affordable housing and economic development also include offering Advances through the Affordable Housing Program, Community Investment Program and Economic Development Program with below-market interest rates at or near funding costs. At the end of 2019, Advance balances under these programs totaled $360 million.

Investments

The table below presents the ending and average balances of our investment portfolio.

(In millions)	2019		2018
	Ending Balance	Average Balance	Ending Balance	Average Balance
Liquidity investments	$20,924	$22,525	$17,858	$13,989
MBS	13,465	15,029	15,756	15,741
Other investments (1)	—	232	—	64
Total investments	$34,389	$37,786	$33,614	$29,794

(1)
The average balance includes the rights or obligations to cash collateral, which are included in the fair value of derivative assets or derivative liabilities on the Statements of Condition at period end.

Liquidity investments are either short-term (primarily overnight), or longer-term, but can be easily sold and converted to cash. It is normal for liquidity investments to vary by up to several billion dollars on a daily basis. Liquidity investment levels can vary significantly based on changes in the amount of actual Advances, anticipated demand for Advances, liquidity needs, the availability of acceptable net spreads, and the number of eligible counterparties that meet our unsecured credit risk criteria. The increase in liquidity investments in 2019 was driven by volatility in short-term and variable-rate Advance borrowings and the purchases of U.S. Treasury obligations to help meet new regulatory liquidity requirements that went into effect on March 31, 2019. Under the new regulatory requirements, liquidity includes certain high-quality liquid assets, which are defined as U.S. Treasury obligations with remaining maturities of 10 years or less held as trading securities or available-for-sale securities.

Our overarching strategy for balances of MBS is to keep holdings as close as possible to the regulatory maximum, subject to the availability of securities that we believe provide acceptable risk/return tradeoffs. Finance Agency regulations prohibit us from purchasing MBS if our investment in these securities exceeds three times regulatory capital on the day we intend to purchase the securities. The ratio of MBS to regulatory capital was 3.00 at December 31, 2019.

The balance of MBS at December 31, 2019 consisted of $11.8 billion of securities issued by Fannie Mae or Freddie Mac (of which $7.8 billion were floating-rate securities), $0.3 billion of floating-rate securities issued by the National Credit Union Administration (NCUA), and $1.4 billion of securities issued by Ginnie Mae (which are primarily fixed rate). At December 31, 2019, the floating-rate MBS issued by Fannie Mae, Freddie Mac and the NCUA were indexed to LIBOR. As noted in the "Business Outlook and Risk Management" section of the "Executive Overview," on December 31, 2019, we stopped purchasing investments that reference LIBOR and mature after December 31, 2021.
The table below shows principal purchases and paydowns of our MBS for each of the last two years.

(In millions)	MBS Principal
	2019	2018
Balance, beginning of year	$15,734	$14,746
Principal purchases	1,205	3,839
Principal paydowns	(3,492)	(2,851)
Balance, end of year	$13,447	$15,734

MBS principal paydowns in 2019 equated to a 20 percent annual constant prepayment rate, up from the 16 percent rate experienced in 2018. The higher prepayment rate experienced in 2019 is a result of the decline in mortgage rates throughout the first three quarters of 2019.

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

The table below presents the ending and average balances of our participations in Consolidated Obligations.

(In millions)	2019		2018
	Ending Balance	Average Balance	Ending Balance	Average Balance
Discount Notes:
Unswapped	$36,776	$39,286	$47,071	$49,273
Swapped	12,401	5,291	—	—
Total par Discount Notes	49,177	44,577	47,071	49,273
Other items (1)	(93)	(95)	(127)	(88)
Total Discount Notes	49,084	44,482	46,944	49,185
Bonds:
Unswapped fixed-rate	22,420	24,423	25,982	26,566
Unswapped adjustable-rate (2)	11,012	16,132	15,470	16,967
Swapped fixed-rate	4,949	5,310	4,195	5,982
Total par Bonds	38,381	45,865	45,647	49,515
Other items (1)	59	44	12	(13)
Total Bonds	38,440	45,909	45,659	49,502
Total Consolidated Obligations (3)	$87,524	$90,391	$92,603	$98,687

(1)	Includes unamortized premiums/discounts, fair value option valuation adjustments, hedging and other basis adjustments.

(2)
Unswapped adjustable-rate Bonds are indexed to either LIBOR or SOFR. At December 31, 2019, 1 percent were indexed to LIBOR and 99 percent were indexed to SOFR. At December 31, 2018, 69 percent were indexed to LIBOR and 31 percent were indexed to SOFR.

(3)
The 11 FHLBanks have joint and several liability for the par amount of all of the Consolidated Obligations issued on their behalves. The par amount of the outstanding Consolidated Obligations for all of the FHLBanks was (in millions) $1,025,895 and $1,031,617 at December 31, 2019 and December 31, 2018, respectively.

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

The balance of unswapped fixed-rate Bonds, which typically have initial maturities greater than one year, declined in 2019 compared to 2018 driven in part by the continued run-off and replacement of fixed rate MBS with adjustable rate products that require adjustable rate funding along with expanded use of derivatives to mitigate the interest rate exposure associated with existing fixed rate mortgage assets.

The following table shows the allocation on December 31, 2019 of unswapped fixed-rate Bonds according to their final remaining maturity and next call date (for callable Bonds). We believe that the allocations of Bonds among these classifications provide effective mitigation of market risk exposure to both higher and lower interest rates.

(In millions)	Year of Maturity			Year of Next Call
	Callable	Noncallable	Total	Callable
Due in 1 year or less	$876	$5,387	$6,263	$5,038
Due after 1 year through 2 years	1,203	3,247	4,450	130
Due after 2 years through 3 years	261	2,644	2,905	19
Due after 3 years through 4 years	780	2,343	3,123	—
Due after 4 years through 5 years	287	1,253	1,540	—
Thereafter	1,780	2,359	4,139	—
Total	$5,187	$17,233	$22,420	$5,187

Deposits

Total deposits with us are normally a relatively minor source of low-cost funding. Total interest-bearing deposits at December 31, 2019 were $0.9 billion, an increase of $0.3 billion from year-end 2018.

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

	Year Ended December 31,
(In millions)	2019		2018
	Period End	Average	Period End	Average
GAAP and Regulatory Capital
GAAP Capital Stock	$3,367	$3,827	$4,320	$4,387
Mandatorily Redeemable Capital Stock	22	25	23	30
Regulatory Capital Stock	3,389	3,852	4,343	4,417
Retained Earnings	1,094	1,069	1,023	1,025
Regulatory Capital	$4,483	$4,921	$5,366	$5,442

	2019		2018
	Period End	Average	Period End	Average
GAAP and Regulatory Capital-to-Assets Ratio
GAAP	4.75%	5.04%	5.37%	5.11%
Regulatory (1)	4.79	5.08	5.41	5.16

(1)	At all times, the FHLBanks must maintain at least a four percent minimum regulatory capital-to-assets ratio.

The following table presents the sources of change in regulatory capital stock balances in 2019 and 2018.

(In millions)	2019	2018
Regulatory stock balance at beginning of year	$4,343	$4,271
Stock purchases:
Membership stock	157	25
Activity stock	435	413
Stock repurchases/redemptions:
Redemption of member excess	—	(40)
Repurchase of member excess	(1,538)	(297)
Withdrawals	(8)	(29)
Regulatory stock balance at the end of the year	$3,389	$4,343

The table below shows the amount of excess capital stock.

(In millions)	December 31, 2019	December 31, 2018
Excess capital stock (Capital Plan definition)	$37	$1,015
Cooperative utilization of capital stock	$781	$558
Mission Asset Activity capitalized with cooperative capital stock	$19,536	$13,950

A portion of our capital stock is excess, meaning it is not required as a condition to being a member and is not currently capitalizing Mission Asset Activity. Excess capital stock provides a base of capital to manage financial leverage at prudent levels, augments loss protections for bondholders, and may be used to capitalize a portion of growth in Mission Assets. Throughout 2019, the amount of excess stock, as defined by our Capital Plan, grew as Advance balances decreased. In order to help manage our capital and financial performance, we repurchased over $1.5 billion of excess capital stock in 2019. As a result, excess stock decreased $978 million from year-end 2018. The repurchase of excess stock also resulted in decreases to GAAP and regulatory capital balances and the related capital-to-assets ratios.

See the "Capital Adequacy" section in “Quantitative and Qualitative Disclosures About Risk Management” for discussion of our retained earnings.

Membership and Stockholders

In 2019, we added 11 new member stockholders and lost 17 member stockholders, ending the year at 640 member stockholders. The decline in membership during 2019 was primarily attributable to intra-district merger activity.

In 2019, there were no material changes in the allocation of membership by state, charter type, or asset size. At the end of 2019, the composition of membership by state was Ohio with 301, Kentucky with 171, and Tennessee with 168.

The following table provides the number of member stockholders by charter type.

	December 31,
	2019	2018
Commercial Banks	365	374
Savings Institutions	81	83
Credit Unions	136	134
Insurance Companies	52	48
Community Development Financial Institutions	6	7
Total	640	646

The following table provides the ownership of capital stock by charter type.

(In millions)	December 31,
	2019	2018
Commercial Banks	$2,296	$3,353
Savings Institutions	365	353
Credit Unions	175	176
Insurance Companies	530	437
Community Development Financial Institutions	1	1
Total GAAP Capital Stock	3,367	4,320
Mandatorily Redeemable Capital Stock	22	23
Total Regulatory Capital Stock	$3,389	$4,343

Credit union members hold relatively less stock than their membership proportion because they tend to be smaller than the average member and borrow less. Insurance company members hold relatively more stock than their membership proportion because they tend to be larger than the average member and borrow more.

The following table provides a summary of member stockholders by asset size.

	December 31,
Member Asset Size (1)	2019	2018
Up to $100 million	162	166
> $100 up to $500 million	307	319
> $500 million up to $1 billion	74	72
> $1 billion	97	89
Total Member Stockholders	640	646

(1)	The December 31 membership composition reflects members' assets as of the most-recently available figures for total assets.

Most members are smaller community financial institutions, with 73 percent having assets up to $500 million. As noted elsewhere, having larger members is important to help achieve our mission objectives, including providing valuable products and services to all members.

RESULTS OF OPERATIONS

The following tables and discussion provide information for the years ended December 31, 2019, 2018 and 2017 and a comparison of the results between 2019 and 2018. For a comparison of the results between 2018 and 2017, see Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2018 Annual Report on Form 10-K.

Components of Earnings and Return on Equity

The following table is a summary income statement for the last three years. Each ROE percentage is computed by dividing income or expense for the category by the average amount of stockholders' equity for the period.

(Dollars in millions)	2019		2018		2017
	Amount	ROE (1)	Amount	ROE (1)	Amount	ROE (1)
Net interest income	$406	8.31%	$499	9.24%	$429	8.42%
Provision for credit losses	—	—	—	—	—	0.01
Net interest income after provision for credit losses	406	8.31	499	9.24	429	8.41
Non-interest income (loss):
Net gains (losses) on investment securities	210	4.30	7	0.13	—	—
Net gains (losses) on derivatives and hedging activities	(178)	(3.64)	(41)	(0.75)	(24)	(0.48)
Net gains (losses) on financial instruments held under fair value option	(54)	(1.10)	(14)	(0.26)	10	0.20
Other non-interest income, net	12	0.23	11	0.20	13	0.25
Total non-interest income (loss)	(10)	(0.21)	(37)	(0.68)	(1)	(0.03)
Total income	396	8.10	462	8.56	428	8.38
Non-interest expense	89	1.82	85	1.57	79	1.54
Affordable Housing Program assessments	31	0.63	38	0.70	35	0.69
Net income	$276	5.65%	$339	6.29%	$314	6.15%

(1)	The ROE amounts have been computed using dollars in thousands. Accordingly, recalculations based upon the disclosed amounts in millions may produce nominally different results.

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

(Dollars in millions)	2019		2018		2017
	Amount	% of Earning Assets	Amount	% of Earning Assets	Amount	% of Earning Assets
Components of net interest rate spread:
Net (amortization)/accretion (1) (2)	$(37)	(0.04)%	$(17)	(0.02)%	$(20)	(0.02)%
Prepayment fees on Advances, net (2)	8	0.01	1	—	1	—
Other components of net interest rate spread	317	0.33	407	0.39	382	0.38
Total net interest rate spread	288	0.30	391	0.37	363	0.36
Earnings from funding assets with interest-free capital	118	0.12	108	0.10	66	0.06
Total net interest income/net interest margin (3)	$406	0.42%	$499	0.47%	$429	0.42%

(1)	Includes monthly recognition of premiums and discounts paid on purchases of mortgage assets, premiums, discounts and concessions paid on Consolidated Obligations and other hedging basis adjustments.

(2)	This component of net interest rate spread has been segregated to display its relative impact.

(3)	Net interest margin is net interest income as a percentage of average total interest-earning assets.

Net Amortization/Accretion (generally referred to as "amortization"): While net amortization has been moderate over the past few years, it can become substantial and volatile when mortgage rates decrease. Amortization increased in 2019 compared to 2018 primarily due to the decline in mortgage rates during the first three quarters of 2019, which led to accelerated prepayments of mortgage assets.

Prepayment Fees on Advances: Fees for members' early repayment of certain Advances, which are included in net interest income, are designed to make us economically indifferent to whether members hold Advances to maturity or repay them before maturity. Although Advance prepayment fees can be significant, they were minimal throughout most of 2019 and all of 2018, reflecting a low amount of member prepayments of Advances. However, at the end of 2019, one member prepaid its Advances, which was the primary driver of the $8 million in prepayment fees in 2019.

Other Components of Net Interest Rate Spread: The total other components of net interest rate spread decreased $90 million in 2019 compared to 2018. The net decrease was primarily due to the factors below.

2019 Versus 2018

▪
Lower spreads on Advances-Unfavorable: Lower spreads earned on certain Advances decreased net interest income by an estimated $54 million. The lower spreads were a result of a shift in composition of Advance balances to overnight and shorter-term Advances. However, the decrease in net interest income was partially offset by a decrease of $22 million in net interest payments on related derivatives not receiving hedge accounting, which was a benefit reflected in non-interest income (loss).

▪
Lower average Advance balances-Unfavorable: The $17.5 billion decline in average Advance balances decreased net interest income by an estimated $37 million. The decline in average Advance balances was primarily due to the reduction in borrowings by a few large-asset members.

▪	Lower spreads on mortgage assets balances-Unfavorable: Lower spreads on mortgage assets decreased net interest income by an estimated $10 million due to the falling interest rate environment.

▪	Growth in average MPP balances-Favorable: The $0.8 billion increase in the average balance of mortgage loans held for portfolio improved net interest income by an estimated $9 million.

▪	Growth in average liquidity investment balances-Favorable: The $8.7 billion increase in the average balance of non-mortgage investments improved net interest income by an estimated $8 million.

▪
Gains (losses) on designated fair value hedges-Unfavorable: Net unrealized losses on hedged items and derivatives in qualifying fair value hedge relationships lowered net interest income by $6 million. Prior to 2019, unrealized gains (losses) on fair value hedge relationships were included in “Non-interest income (loss).” See below for further discussion of the adoption of new accounting guidance effective January 1, 2019.

Earnings from Capital: Earnings from capital increased $10 million in 2019 compared to 2018 primarily due to average overnight rates being approximately 0.35 percentage points higher in 2019 compared to 2018. The higher earnings from capital was a benefit experienced in the first half of 2019 that began to dissipate in the second half of the year due to the actions taken by the Federal Reserve to decrease short-term interest rates and the lower average capital balances.

Average Balance Sheet and Rates
The following table provides average balances and rates for major balance sheet accounts, which determine the changes in net interest rate spreads. Interest amounts and average rates are affected by our use of derivatives and the related accounting elections we make. In connection with the January 1, 2019, prospective adoption of the FASB's Targeted Improvements to Accounting for Hedging Activities standard, interest amounts reported for Advances, Other investments and Swapped Bonds include gains (losses) on hedged items and derivatives in qualifying fair value hedge relationships for the year ended December 31, 2019.

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

(Dollars in millions)	2019			2018			2017
	Average Balance	Interest	Average Rate (1)	Average Balance	Interest	Average Rate (1)	Average Balance	Interest	Average Rate (1)
Assets
Advances	$47,968	$1,204	2.51%	$65,491	$1,409	2.15%	$67,656	$905	1.34%
Mortgage loans held for portfolio (2)	10,739	340	3.17	9,967	321	3.22	9,447	297	3.14
Federal funds sold and securities purchased under resale agreements	13,142	293	2.23	12,122	228	1.88	9,184	94	1.02
Interest-bearing deposits in banks (3) (4) (5)	1,701	38	2.25	1,843	41	2.22	624	6	1.03
MBS	15,029	386	2.57	15,741	380	2.41	14,710	306	2.08
Other investments (4)	7,914	184	2.33	88	2	2.69	33	—	0.83
Loans to other FHLBanks	3	—	2.43	1	—	1.46	—	—	—
Total interest-earning assets	96,496	2,445	2.54	105,253	2,381	2.26	101,654	1,608	1.58
Less: allowance for credit losses on mortgage loans	1			1			1
Other assets	442			288			264
Total assets	$96,937			$105,540			$101,917
Liabilities and Capital
Term deposits	$49	1	2.41	$77	1	1.78	$76	1	0.72
Other interest-bearing deposits (5)	768	15	1.91	747	13	1.69	621	4	0.68
Discount Notes	44,482	989	2.22	49,185	915	1.86	43,124	385	0.89
Unswapped fixed-rate Bonds	24,467	558	2.28	26,618	554	2.08	26,768	527	1.97
Unswapped adjustable-rate Bonds	16,131	371	2.30	16,967	317	1.87	18,500	185	1.00
Swapped Bonds	5,311	104	1.96	5,917	80	1.36	7,099	75	1.05
Mandatorily redeemable capital stock	25	1	4.50	30	2	6.00	46	2	5.42
Other borrowings	—	—	2.14	—	—	1.81	1	—	1.17
Total interest-bearing liabilities	91,233	2,039	2.24	99,541	1,882	1.89	96,235	1,179	1.22
Non-interest bearing deposits	9			4			2
Other liabilities	811			599			582
Total capital	4,884			5,396			5,098
Total liabilities and capital	$96,937			$105,540			$101,917
Net interest rate spread			0.30%			0.37%			0.36%
Net interest income and net interest margin (6)		$406	0.42%		$499	0.47%		$429	0.42%
Average interest-earning assets to interest-bearing liabilities			105.77%			105.74%			105.63%

(1)	Amounts used to calculate average rates are based on dollars in thousands. Accordingly, recalculations based upon the disclosed amounts in millions may not produce the same results.

(2)	Non-accrual loans are included in average balances used to determine average rate.

(3)	Includes certificates of deposit that are classified as available-for-sale securities.

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

(6)	Net interest margin is net interest income before provision for credit losses as a percentage of average total interest-earning assets.

Rates on our short-term and adjustable-rate assets and liabilities increased in 2019 compared to 2018 due to the increases in short-term LIBOR and the Federal funds target rate in the second half of 2018 that persisted throughout the first two quarters of 2019. The decrease in net interest margin in 2019 compared to 2018 was primarily driven by lower spreads earned on certain Advances.

Volume/Rate Analysis
Changes in both average balances (volume) and interest rates influence changes in net interest income, as shown in the following table.

(In millions)	2019 over 2018			2018 over 2017
	Volume (1)(3)	Rate (2)(3)	Total	Volume (1)(3)	Rate (2)(3)	Total
Increase (decrease) in interest income
Advances	$(416)	$211	$(205)	$(30)	$534	$504
Mortgage loans held for portfolio	25	(6)	19	16	8	24
Federal funds sold and securities purchased under resale agreements	20	45	65	37	97	134
Interest-bearing deposits in banks	(3)	—	(3)	22	13	35
MBS	(18)	24	6	23	51	74
Other investments	182	—	182	1	1	2
Loans to other FHLBanks	—	—	—	—	—	—
Total	(210)	274	64	69	704	773
Increase (decrease) in interest expense
Term deposits	(1)	1	—	—	—	—
Other interest-bearing deposits	—	2	2	1	8	9
Discount Notes	(93)	167	74	61	469	530
Unswapped fixed-rate Bonds	(47)	51	4	(3)	30	27
Unswapped adjustable-rate Bonds	(16)	70	54	(17)	149	132
Swapped Bonds	(9)	33	24	(14)	19	5
Mandatorily redeemable capital stock	—	(1)	(1)	—	—	—
Other borrowings	—	—	—	—	—	—
Total	(166)	323	157	28	675	703
Increase (decrease) in net interest income	$(44)	$(49)	$(93)	$41	$29	$70

(1)	Volume changes are calculated as the change in volume multiplied by the prior year rate.

(2)	Rate changes are calculated as the change in rate multiplied by the prior year average balance.

(3)
Changes that are not identifiable as either volume-related or rate-related, but rather are equally attributable to both volume and rate changes, have been allocated to the volume and rate categories based upon the proportion of the absolute value of the volume and rate changes.

Effect of the Use of Derivatives on Net Interest Income
The following table shows the impact on net interest income from the effect of derivatives and hedging activities. As noted above, for the year ended December 31, 2019, gains (losses) on hedged items and derivatives in qualifying fair value hedge relationships are recorded in interest income or expense as a result of the prospective adoption of new hedge accounting guidance. In addition, for derivatives designated as a fair value hedge, the net interest settlements of interest receivables or payables related to such derivatives are recognized as adjustments to the interest income or expense of the designated hedged item. As such, beginning in 2019, all the effects on earnings of derivatives qualifying for fair value hedge accounting are reflected in net interest income. The effect on earnings from derivatives not receiving hedge accounting is provided in the “Non-Interest Income (Loss)” section below.

(In millions)	2019	2018	2017
Advances:
Amortization of hedging activities in net interest income	$(1)	$(1)	$(2)
Gains (losses) on designated fair value hedges	(6)	N/A	N/A
Net interest settlements included in net interest income	36	24	(18)
Mortgage loans:
Amortization of derivative fair value adjustments in net interest income	(3)	(1)	(3)
Consolidated Obligation Bonds:
Net interest settlements included in net interest income	2	(3)	(1)
Increase (decrease) to net interest income	$28	$19	$(24)

Most of our use of derivatives is to synthetically convert the fixed interest rates on certain Advances, investments and Consolidated Obligations to adjustable rates tied to an eligible benchmark rate (e.g., LIBOR, the Federal funds effective rate, or SOFR). The larger positive net effect of derivatives on net interest income in 2019 was primarily due to higher short-term benchmark interest rates in the first half of 2019 compared to the same period of 2018, which resulted in an increase in net interest settlements received on certain Advances where the fixed interest rates were converted to adjustable-coupon rates. As short-term rates began to decrease in the second half of 2019, the positive net effect of derivatives on net interest income was muted as the net interest settlements received on certain Advances declined in the last quarter of 2019. The fluctuation in earnings from the use of derivatives was acceptable because it enabled us to lower market risk exposure by matching actual cash flows between assets and liabilities more closely than would otherwise occur.

Non-Interest Income (Loss)

Non-interest income (loss) consists of certain realized and unrealized gains (losses) on investment securities, derivatives activities, financial instruments held under the fair value option, and other non-interest earning activities. The following tables present the net effect of derivatives and hedging activities on non-interest income (loss). In connection with the prospective adoption of new hedge accounting guidance, gains (losses) on hedged items and derivatives in a qualifying fair value hedge relationship are no longer recorded in non-interest income (loss) for the year ended December 31, 2019. As such, beginning in 2019, the effects of derivatives and hedging activities on non-interest income relate only to derivatives not qualifying for fair value hedge accounting.

	2019
(In millions)	Advances	Investment Securities	Mortgage Loans	Bonds	Discount Notes	Balance Sheet (1)	Other	Total
Net effect of derivatives and hedging activities
Gains (losses) on derivatives not receiving hedge accounting	$(2)	$(194)	$4	$54	$—	$(19)	$—	$(157)
Net interest settlements on derivatives not receiving hedge accounting	2	—	—	(26)	—	—	—	(24)
Price alignment amount	—	—	—	—	—	—	3	3
Net gains (losses) on derivatives and hedging activities	—	(194)	4	28	—	(19)	3	(178)
Gains (losses) on trading securities (2)	—	210	—	—	—	—	—	210
Gains (losses) on financial instruments held under fair value option (3)	—	—	—	(53)	(1)	—	—	(54)
Total net effect on non-interest income	$—	$16	$4	$(25)	$(1)	$(19)	$3	$(22)

	2018
(In millions)	Advances	Investment Securities	Mortgage Loans	Bonds	Balance Sheet (1)	Total
Net effect of derivatives and hedging activities
Gains (losses) on fair value hedges	$2	$—	$—	$—	$—	$2
Gains (losses) on derivatives not receiving hedge accounting	1	(9)	(1)	18	(6)	3
Net interest settlements on derivatives not receiving hedge accounting	—	—	—	(46)	—	(46)
Net gains (losses) on derivatives and hedging activities	3	(9)	(1)	(28)	(6)	(41)
Gains (losses) on trading securities (2)	—	7	—	—	—	7
Gains (losses) on financial instruments held under fair value option (3)	—	—	—	(14)	—	(14)
Total net effect on non-interest income	$3	$(2)	$(1)	$(42)	$(6)	$(48)

	2017
(In millions)	Advances	Mortgage Loans	Bonds	Balance Sheet (1)	Other	Total
Net effect of derivatives and hedging activities
Gains (losses) on fair value hedges	$(1)	$—	$1	$—	$—	$—
Gains (losses) on derivatives not receiving hedge accounting	2	4	(6)	(17)	—	(17)
Net interest settlements on derivatives not receiving hedge accounting	(1)	—	(7)	—	—	(8)
Price alignment amount	—	—	—	—	1	1
Net gains (losses) on derivatives and hedging activities	—	4	(12)	(17)	1	(24)
Gains (losses) on financial instruments held under fair value option (3)	—	—	10	—	—	10
Total net effect on non-interest income	$—	$4	$(2)	$(17)	$1	$(14)

(1)	Balance sheet includes swaptions, which are not designated as hedging a specific financial instrument.

(2)	Includes only those gains (losses) on trading securities that have an assigned economic derivative; therefore, this line item may not agree to the Statement of Income.

(3)	Includes only those gains or losses on financial instruments held at fair value that have an economic derivative "assigned."

The net amount of income volatility in derivatives and hedging activities was moderate and consistent with the close hedging relationships of our derivative transactions. Most of the volatility was a result of both unrealized fair value gains and losses on instruments we expect to hold to maturity and the costs of utilizing swaptions to hedge market risk exposure associated with mortgage assets. We may sell swaptions as interest rates change in order to offset actual and anticipated risks associated with holding fixed-rate mortgage assets.

In 2019, we began purchasing U.S. Treasury obligations to help meet the new regulatory liquidity requirements. At December 31, 2019, we held over $9.6 billion of fixed rate U.S. Treasury obligations and swapped them to a variable rate. These investments are classified as trading securities and are recorded at fair value, with changes in fair value reported in non-interest income (loss). There are a number of factors that affect the fair value of these securities, including changes in interest rates, the passage of time, and volatility. By hedging these trading securities, the gains or losses on these securities will generally be offset by the changes in fair value of the associated interest rate swaps.

Non-Interest Expense

The following table presents non-interest expense and related financial ratios for each of the last three years.

(Dollars in millions)	2019	2018	2017
Non-interest expense
Compensation and benefits	$46	$46	$42
Other operating expense	22	20	19
Finance Agency	7	7	7
Office of Finance	5	5	4
Other	9	7	7
Total non-interest expense	$89	$85	$79
Average total assets	$96,937	$105,540	$101,917
Average regulatory capital	4,921	5,442	5,157
Total non-interest expense to average total assets (1)	0.09%	0.08%	0.08%
Total non-interest expense to average regulatory capital (1)	1.80	1.56	1.53

(1)	Amounts used to calculate percentages are based on dollars in thousands. Accordingly, recalculations based upon the disclosed amounts in millions may not produce the same results.
Total non-interest expense remained relatively stable in 2019 compared to 2018. The ratio of non-interest expense to average regulatory capital increased in 2019 compared to 2018 due to the lower average capital balance, which resulted from the repurchases of excess stock throughout the year.

Analysis of Quarterly ROE

The following table summarizes the components of 2019's quarterly ROE and provides quarterly ROE for 2018 and 2017.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Components of 2019 ROE:
Net interest income:
Other net interest income	9.59%	8.32%	8.39%	9.21%	8.89%
Net amortization	(0.27)	(0.61)	(0.99)	(1.21)	(0.75)
Prepayment fees	—	0.01	0.06	0.66	0.17
Total net interest income	9.32	7.72	7.46	8.66	8.31
Net gains (losses) on derivatives and hedging activities	(1.98)	(12.06)	(5.15)	5.29	(3.64)
Other non-interest income (loss)	0.58	11.85	5.52	(4.72)	3.43
Total non-interest income (loss)	(1.40)	(0.21)	0.37	0.57	(0.21)
Total income	7.92	7.51	7.83	9.23	8.10
Total non-interest expense	1.71	1.85	1.87	1.85	1.82
Affordable Housing Program assessments	0.62	0.57	0.60	0.74	0.63
2019 ROE	5.59%	5.09%	5.36%	6.64%	5.65%

2018 ROE	6.23%	6.15%	6.87%	5.90%	6.29%

2017 ROE	5.25%	6.94%	5.97%	6.42%	6.15%

The volatility in quarterly ROE during 2019 and 2018 was primarily driven by unrealized gains and losses related to the net effect of derivatives and hedging activities. For example, ROE in the fourth quarter of 2019 was elevated as compared to the first three quarters of 2019 and most of 2018 primarily due to increases in the fair values of certain derivatives and other financial instruments carried at fair value and recognition of prepayment fees.

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

(Dollars in millions)	Traditional Member Finance	MPP	Total
2019
Net interest income after provision for credit losses	$309	$97	$406
Net income	$206	$70	$276
Average assets	$83,867	$13,070	$96,937
Assumed average capital allocation	$4,226	$658	$4,884
Return on average assets (1)	0.25%	0.54%	0.28%
Return on average equity (1)	4.87%	10.71%	5.65%

2018
Net interest income after provision for credit losses	$390	$109	$499
Net income	$255	$84	$339
Average assets	$93,531	$12,009	$105,540
Assumed average capital allocation	$4,781	$615	$5,396
Return on average assets (1)	0.27%	0.70%	0.32%
Return on average equity (1)	5.34%	13.65%	6.29%

2017
Net interest income after provision for credit losses	$335	$94	$429
Net income	$243	$71	$314
Average assets	$91,485	$10,432	$101,917
Assumed average capital allocation	$4,576	$522	$5,098
Return on average assets (1)	0.27%	0.68%	0.31%
Return on average equity (1)	5.30%	13.60%	6.15%

(1)	Amounts used to calculate returns are based on numbers in thousands. Accordingly, recalculations based upon the disclosed amounts in millions may not produce the same results.

Traditional Member Finance Segment
2019 Versus 2018: Net income decreased in 2019 compared to 2018 primarily due to lower spreads earned on certain Advances and lower average Advance balances. The decrease in net income in 2019 compared to 2018 was partially offset by increases in the fair value on certain derivatives and other financial instruments carried at fair value and lower net interest payments on certain derivatives.

MPP Segment
Compared to the Traditional Member Finance segment, the MPP segment can exhibit more earnings volatility relative to short-term interest rates and more credit risk exposure. However, the MPP segment also provides the opportunity to enhance risk-adjusted returns, which normally augments earnings. Although mortgage assets are the largest source of our market risk, we believe that we have historically managed this risk prudently and consistently with our risk appetite and corporate objectives. We also believe that these assets do not excessively elevate the balance sheet's overall market risk exposure.

2019 Versus 2018: The MPP continued to earn a substantial level of profitability compared to market interest rates, with a moderate amount of market risk and a minimal amount of credit risk. In 2019, the MPP averaged 13 percent of total average assets while accounting for 26 percent of earnings. Net income decreased in 2019 compared to 2018 due to higher net amortization as a result of accelerated prepayments, lower spreads earned on MPP assets due to falling interest rates and higher net losses on derivatives and hedging activities. The decrease in MPP's net income was partially offset by the growth in average MPP balances.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT RISK MANAGEMENT

Overview

We face various risks that could affect the ability to achieve our mission and corporate objectives. We generally categorize risks as: 1) business/strategic risk, 2) regulatory/legal risk, 3) market risk (also referred to as interest rate or prepayment risk), 4) credit risk, 5) funding/liquidity risk, and 6) operational risk. Our Board of Directors establishes objectives regarding risk philosophy, risk appetite, risk tolerances, and financial performance expectations. Market, capital adequacy, credit, liquidity, concentration, and operational risks are discussed below. Other risks are discussed throughout this report.

We strive to maintain a risk profile that ensures we operate safely and soundly, promotes prudent growth in Mission Asset Activity, consistently generates competitive earnings, and protects the par value of members' capital stock investment. We believe our business is financially sound and adequately capitalized on a risk-adjusted basis.

We practice this conservative risk philosophy in many ways:

▪	We operate with moderate market risk and limited residual credit risk, liquidity risk, operational risk, and capital impairment risk.

▪	We have a business objective to ensure competitive and relatively stable profitability.

▪	We make conservative investment choices in terms of the types of investments we purchase and counterparties with which we engage.

▪	We use derivatives to hedge assets and liabilities and to help reduce market risk exposure.

▪	We maintain a prudent amount of financial leverage.

▪	We are judicious in instituting regular, district-wide repurchases of excess stock.

▪	We hold an amount of retained earnings that we believe will protect the par value of capital stock and provide for dividend stabilization.

▪	We create a working and operating environment that emphasizes a stable employee base.

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

The primary challenges in managing market risk exposure arise from 1) the tradeoff between earning a competitive return and correlating profitability with short-term interest rates and 2) the market risk exposure of owning mortgage assets. Mortgage assets grant homeowners prepayment options that could adversely affect our financial performance when interest rates increase or decrease. We mitigate the market risk of mortgage assets primarily by funding them principally with a portfolio of long-term fixed-rate callable and non-callable Bonds. Secondarily, we use swaptions derivative transactions to a limited extent to mitigate the market risk of mortgage assets. The Bonds and swaptions provide expected cash flows that are similar to the cash flows expected from mortgage assets under a wide range of interest rate and prepayment environments. Because it is normally cost-prohibitive to completely mitigate mortgage prepayment risk, a residual amount of market risk remains after funding and hedging activities.

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

Policy Limits on Market Risk Exposure
We have six sets of policy limits regarding market risk exposure, which primarily measure long-term market risk exposure. We determine compliance with our policy limits at every month end or more frequently if market or business conditions change significantly or are volatile.

▪
Market Value of Equity Sensitivity. The market value of equity for the entire balance sheet in two hypothetical interest rate scenarios (up 200 basis points and down 100 to 200 basis points from the current interest rate environment) must be between positive and negative 10 percent of the current balance sheet's market value of equity. The interest rate movements are “shocks,” defined as instantaneous, permanent, and parallel changes in interest rates in which every point on the yield curve is changed by the same amount. The size of the down shock varies with the level of long-term interest rates observed when measuring the risk.

▪
Duration of Equity. The duration of equity for the entire balance sheet in the current (“base case”) interest rate environment must be between positive and negative five years and in the two interest rate shock scenarios (up 200 basis points and down 100 to 200 basis points from the current interest rate environment) must be between positive and negative six years.

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

▪	Fixed Rate Mortgage Assets as a Multiple of Regulatory Capital. The amount of fixed mortgage assets must be less than six times the amount of regulatory capital.

▪	MPP Assets as a Multiple of Regulatory Capital. The amount of MPP assets must be less than five times the amount of regulatory capital.

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

Market Value of Equity

(Dollars in millions)	Down 300	Down 200	Down 100	Flat Rates	Up 100	Up 200	Up 300
Average Results
2019 Full Year
Market Value of Equity	$4,545	$4,580	$4,652	$4,729	$4,674	$4,586	$4,528
% Change from Flat Case	(3.9)%	(3.1)%	(1.6)%	—	(1.1)%	(3.0)%	(4.3)%
2018 Full Year
Market Value of Equity	$4,936	$5,154	$5,306	$5,264	$5,176	$5,105	$5,045
% Change from Flat Case	(6.2)%	(2.1)%	0.8%	—	(1.7)%	(3.0)%	(4.2)%
Month-End Results
December 31, 2019
Market Value of Equity	$4,257	$4,262	$4,236	$4,372	$4,313	$4,213	$4,144
% Change from Flat Case	(2.6)%	(2.5)%	(3.1)%	—	(1.3)%	(3.6)%	(5.2)%
December 31, 2018
Market Value of Equity	$4,736	$4,911	$5,130	$5,149	$5,043	$4,951	$4,906
% Change from Flat Case	(8.0)%	(4.6)%	(0.4)%	—	(2.1)%	(3.8)%	(4.7)%

Duration of Equity

(In years)	Down 300	Down 200	Down 100	Flat Rates	Up 100	Up 200	Up 300
Average Results
2019 Full Year	(0.8)	(1.4)	(1.7)	(0.8)	1.7	1.4	1.1
2018 Full Year	(4.5)	(4.7)	(0.9)	1.7	1.4	1.2	1.1
Month-End Results
December 31, 2019	(0.1)	0.6	(2.1)	(1.2)	2.0	1.7	1.4
December 31, 2018	(3.8)	(5.6)	(2.5)	1.2	2.0	1.0	0.6

The overall market risk exposure to changing interest rates was within policy limits during the periods presented. At December 31, 2019, exposure to falling interest rates in the down 200 basis points and 300 basis points scenarios is muted as some rates become floored at near zero rate levels. The duration of equity provides an estimate of the change in market value of equity for a 1.00 percentage point further change in interest rates from the rate shock level.

Based on the totality of our risk analysis, we expect that profitability, defined as the level of ROE compared with short-term market rates, will remain competitive over the long term unless interest rates change by large amounts in a short period of time. Further declines in long-term interest rates could substantially decrease income in the near term (one to two years) before reverting over time to average levels. This temporary reduction in income would be driven by the accelerated recognition of mortgage asset premiums as the incentive for borrowers to refinance results in faster than anticipated repayments of those mortgage assets. We believe that profitability would not become uncompetitive in a rising rate environment unless interest rates were to permanently increase in a short period of time by three percentage points or more and persist at the higher levels for a long period of time.

Market Risk Exposure of the Mortgage Assets Portfolio
The mortgage assets portfolio normally accounts for almost all market risk exposure because of prepayment volatility that we cannot completely hedge while maintaining sufficient net spreads. Sensitivities of the market value of equity allocated to the mortgage assets portfolio under interest rate shocks (in basis points) are shown below. The average mortgage assets portfolio had an assumed capital allocation of $1.3 billion in 2019 based on the entire balance sheet's average regulatory capital-to-assets ratio. Average results shown in the table below are compiled using data for each month end. The market value sensitivities are one measure we use to analyze the portfolio's estimated market risk exposure.

% Change in Market Value of Equity-Mortgage Assets Portfolio

	Down 300	Down 200	Down 100	Flat Rates	Up 100	Up 200	Up 300
Average Results
2019 Full Year	(28.6)%	(24.1)%	(10.4)%	—	(2.4)%	(8.3)%	(11.7)%
2018 Full Year	(35.9)%	(15.2)%	0.3%	—	(4.3)%	(7.4)%	(10.0)%
Month-End Results
December 31, 2019	(17.7)%	(17.2)%	(12.5)%	—	(5.6)%	(14.6)%	(20.5)%
December 31, 2018	(41.2)%	(24.7)%	(3.6)%	—	(7.0)%	(13.2)%	(15.9)%

The average risk exposure of the mortgage assets portfolio in 2019 remained aligned with our preference to keep our exposure to market risk at a low to moderate level. The variances between periods shown reflect normal changes in the balance sheet composition and the impact of lower long-term interest rates observed in the second half of 2019. These lower long-term interest rates result in muted exposure to falling rate shocks as they become floored when they reach near zero rate levels. We believe the mortgage asset portfolio will continue to provide an acceptable risk adjusted return consistent with our risk appetite philosophy.

Use of Derivatives in Market Risk Management
A key component of hedging market risk exposure is the use of derivative transactions. The following table presents the notional amounts of the derivatives classified by how we designate the hedging relationship. The notional amount of derivatives at December 31, 2019 increased by $31.8 billion from the end of 2018, primarily driven by actions taken in 2019 to reduce the repricing risk of term Discount Notes by swapping them to variable rates and due to purchases of fixed rate U.S. Treasury obligations throughout 2019 and swapping them to a variable rate.

(In millions)		December 31, 2019		December 31, 2018
Hedged Item/Hedging Instrument	Hedging Objective	Fair Value Hedge	Economic Hedge	Fair Value Hedge	Economic Hedge
Advances:
Pay-fixed, receive-float interest rate swap (without options)	Converts the Advance's fixed rate to a variable-rate index.	$7,449	$5	$5,408	$10
Pay-fixed, receive-float interest rate swap (with options)	Converts the Advance's fixed rate to a variable-rate index and offsets option risk in the Advance.	1,327	155	493	150
Pay-float with embedded features, receive-float interest rate swap (callable)	Reduces interest-rate sensitivity and repricing gaps by offsetting embedded option risk in the Advance.	200	—	—	—
Total Advances		8,976	160	5,901	160
Investment securities:
Pay-fixed, receive-float interest rate swap (without options)	Converts the investment security's fixed rate to a variable-rate index.	124	11,202	52	222
Mortgage Loans:
Forward settlement agreement	Protects against changes in market value of fixed-rate Mandatory Delivery Contracts resulting from changes in interest rates.	—	849	—	131
Consolidated Obligations Bonds:
Receive-fixed, pay-float interest rate swap (without options)	Converts the Bond's fixed rate to a variable-rate index.	—	4,709	15	3,376
Receive-fixed, pay-float interest rate swap (with options)	Converts the Bond's fixed rate to a variable-rate index and offsets option risk in the Bond.	210	30	239	565
Total Consolidated Obligations Bonds		210	4,739	254	3,941
Consolidated Discount Notes:
Receive-fixed, pay-float interest rate swap (without options)	Converts the Discount Note's fixed rate to a variable-rate index.	—	12,401	—	—
Balance Sheet:
Interest rate swaptions	Provides the option to enter into an interest rate swap to offset interest-rate or prepayment risk.	—	6,000	—	3,000
Stand-Alone Derivatives:
Mandatory Delivery Contracts	Exposure to fair-value risk associated with fixed rate mortgage purchase commitments.	—	936	—	146
Total		$9,310	$36,287	$6,207	$7,600

See Note 11 of the Notes to Financial Statements for additional information on how we use derivatives and the types of assets and liabilities hedged with derivatives.

Capital Adequacy

Retained Earnings
We must hold sufficient capital to protect against exposure to various risks, including market, credit, and operational. We regularly conduct a variety of measurements and assessments for capital adequacy. At December 31, 2019, our capital management policy set forth a range of $200 million to $375 million as the minimum amount of retained earnings we believe is necessary to mitigate impairment risk and to provide for dividend stability from factors that could cause earnings to be volatile.

The following table presents retained earnings.

(In millions)	December 31, 2019	December 31, 2018
Unrestricted retained earnings	$648	$632
Restricted retained earnings (1)	446	391
Total retained earnings	$1,094	$1,023

(1)	Pursuant to the FHLBank System's Joint Capital Enhancement Agreement we are not permitted to distribute as dividends.

As indicated in the table above, our current balance of retained earnings exceeds the policy range, which we expect will continue to be the case as we bolster capital adequacy over time by allocating a portion of earnings to the restricted retained earnings account.

Risk-Based Capital
The following table shows the amount of risk-based capital required based on Finance Agency prescribed measurements. By regulation, we are required to hold permanent capital at least equal to the amount of risk-based capital.

(Dollars in millions)	December 31, 2019	Monthly Average 2019	December 31, 2018
Market risk-based capital	$264	$249	$327
Credit risk-based capital	367	377	317
Operational risk-based capital	190	187	194
Total risk-based capital requirement	821	813	838
Total permanent capital	4,483	4,921	5,366
Excess permanent capital	$3,662	$4,108	$4,528
Risk-based capital as a percent of permanent capital	18%	17%	16%

The risk-based capital requirement has historically not been a constraint on operations, and we do not use it to actively manage any of our risks. It has normally ranged from 10 to 20 percent of permanent capital. As noted in the "Business Outlook and Risk Management" section of the "Executive Overview," in 2019, the Finance Agency issued a revised risk-based capital calculation effective for periods beginning on January 1, 2020. The revised calculation will not materially change the overall amount of risk-based capital required.

Dodd-Frank Stress Test
Under the Dodd-Frank Wall Street Reform and Consumer Protection Act, all FHLBanks are required to perform an annual stress test for capital adequacy. We completed and published the test in November 2019, based on our financial condition as of December 31, 2018 and the methodology prescribed by the Finance Agency. Capital adequacy was sufficient under all established scenarios to fully absorb losses under both adverse and severely adverse economic conditions.

In December 2019, the Finance Agency published a proposed rule amending its stress testing rule that, among other things, would raise the minimum threshold to conduct periodic stress tests to those regulated entities with consolidated assets of more than $250 billion, which otherwise eliminates the requirements for the FHLBanks to conduct stress tests.

Market Capitalization Ratios
We measure two sets of market capitalization ratios. One measures the market value of equity (i.e., total capital) relative to the par value of regulatory capital stock (which is GAAP capital stock and mandatorily redeemable capital stock). The other measures the market value of total capital relative to the book value of total capital, which includes all components of capital, and mandatorily redeemable capital stock. The measures provide a point-in-time indication of the FHLB's liquidation or franchise value and can also serve as a measure of realized or potential market risk exposure. The down shocks used are either 100 or 200 basis points depending on the benchmark interest rate levels at the time.

The following table presents the market value of equity to regulatory capital stock (excluding retained earnings) for several interest rate environments.

	December 31, 2019	December 31, 2018
Market Value of Equity to Par Value of Regulatory Capital Stock - Base Case (Flat Rates) Scenario	129%	119%
Market Value of Equity to Par Value of Regulatory Capital Stock - Down Shock (1)	125	113
Market Value of Equity to Par Value of Regulatory Capital Stock - Up Shock (2)	124	114

(1)	Given the level of interest rates at the time, this scenario represents down shocks of 100 basis points at December 31, 2019 and 200 basis points at December 31, 2018.

(2)	Represents an up shock of 200 basis points.

A base case value below 100 percent could indicate that, in the remote event of an immediate liquidation scenario involving redemption of all capital stock, capital stock may be returned to stockholders at a value below par. This could be due to experiencing risks that lower the market value of capital and/or to having an insufficient amount of retained earnings. In 2019, the market capitalization ratios in the scenarios presented continued to be above our policy requirements. The base case ratio at December 31, 2019 was well above 100 percent because retained earnings were 32 percent of regulatory capital stock and we maintained risk exposures at moderate levels.

The following table presents the market value of equity to the book value of total capital and mandatorily redeemable capital stock.

	December 31, 2019	December 31, 2018
Market Value of Equity to Book Value of Capital - Base Case (Flat Rates) Scenario (1)	98%	96%
Market Value of Equity to Book Value of Capital - Down Shock (1)(2)	95	92
Market Value of Equity to Book Value of Capital - Up Shock (1)(3)	94	93

(1)	Capital includes total capital and mandatorily redeemable capital stock.

(2)	Given the level of interest rates at the time, this scenario represents down shocks of 100 basis points at December 31, 2019 and 200 basis points at December 31, 2018.

(3)	Represents an up shock of 200 basis points.

A base-case value below 100 percent indicates that we have realized or could realize risks (especially market risk), such that the market value of total capital owned by stockholders is below the book value of total capital. The base-case ratio of 98 percent at December 31, 2019 indicates that the market value of total capital is $95 million below the book value of total capital. In a scenario in which interest rates increase 200 basis points, the market value of total capital would be $254 million below the book value of total capital. This indicates that in a liquidation scenario, stockholders would not receive the full sum of their total equity ownership in the FHLB. We believe the likelihood of a liquidation scenario is extremely remote; and therefore, we accept the risk of diluting equity ownership in such a scenario.

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

Collateral: We require each member to provide a security interest in eligible collateral before it can undertake any secured borrowing. Eligible collateral includes single-family loans, multi-family loans, home equity loans and lines of credit, commercial real estate, bond securities and farm real estate. The estimated value of pledged collateral is discounted in order to offset market, credit, and liquidity risks that may affect the collateral's realizable value in the event it must be liquidated. Over-collateralization by one member is not applied to another member. At December 31, 2019, our policy of over-collateralization resulted in total collateral pledged of $364.8 billion to serve members' total borrowing capacity of $290.1 billion of which $63.5 billion was used to support outstanding Advances and Letters of Credit. Borrowers often pledge collateral in excess of their collateral requirement to demonstrate available liquidity and to have the ability to borrow additional amounts in the future. The collateral composition remained relatively stable compared to the end of 2018.

The table below shows the total pledged collateral (unadjusted for Lendable Value Rates).

	December 31, 2019		December 31, 2018
(Dollars in billions)		Percent of Total		Percent of Total
	Collateral Amount	Pledged Collateral	Collateral Amount	Pledged Collateral
Single family loans	$208.9	57%	$204.6	59%
Multi-family loans	68.4	19	60.1	17
Commercial real estate	46.3	13	43.3	13
Home equity loans/lines of credit	29.2	8	27.9	8
Bond Securities	11.3	3	11.4	3
Farm real estate	0.7	—	0.7	—
Total	$364.8	100%	$348.0	100%

At December 31, 2019, 65 percent of collateral was related to residential mortgage lending in single-family loans and home equity loans/lines of credit.

We assign each member one of three levels of collateral status: Blanket, Listing, or Delivery. Assignment is based on a number of factors, including credit ratings, regulatory ratings, problem loan levels and stressed capitalization. Blanket collateral status, which we assign to approximately 88 percent of borrowers, is the least restrictive status and is available to lower-risk bank and credit union members. Approximately 63 percent of pledged collateral is under Blanket status. We monitor the level of eligible collateral pledged under Blanket status using quarterly regulatory financial reports or periodic collateral “Certification” documents submitted by all significant borrowers.

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

The table below indicates the range of lendable values remaining after the application of LVRs for each major collateral type pledged at December 31, 2019.

Lending Values Applied to Collateral
Blanket Status:
Prime 1-4 family loans	75-80%
Multi-family loans	65-76%
Prime home equity loans/lines of credit	41-81%
Commercial real estate loans	72-84%
Farm real estate loans	69-81%
Listing Status/Physical Delivery:
Cash/U.S. Government/U.S. Treasury/U.S. agency securities	91-100%
U.S. agency MBS/collateralized mortgage obligations	91-97%
Private-label residential MBS	66-92%
Private-label commercial MBS	55-91%
Municipal securities	79-95%
Small Business Administration certificates	92-95%
Prime 1-4 family loans	75-86%
Multi-family loans	69-80%
Prime home equity loans/lines of credit	64-86%
Commercial real estate loans	75-86%
Farm real estate loans	75-82%

The ranges of lendable values exclude subprime residential loan collateral. Loans pledged by lower risk members for which we require only high level, summary reporting of eligible balances are generally discounted more heavily than loans on which we have detailed loan structure and underwriting information. For any form of loan collateral, additional credit risk based adjustments may be made to an individual member’s collateral that results in a lower lendable value than that indicated in the above table.

Subprime Loan Collateral: We have policies and processes to identify subprime residential mortgage loans pledged by members. We perform collateral reviews to estimate the volume of subprime loans pledged by members in blanket status. Depending on the quality of underwriting and administration, we may subject these loans to lower LVRs.

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

(Dollars in billions)
December 31, 2019			December 31, 2018
	Borrowers			Borrowers
		Collateral-Based			Collateral-Based
Credit		Borrowing	Credit		Borrowing
Rating	Number	Capacity	Rating	Number	Capacity
1-3	485	$276.3	1-3	486	$272.2
4	119	12.6	4	131	11.0
5	37	1.1	5	26	0.4
6	6	0.1	6	5	0.1
7	5	—	7	7	—
Total	652	$290.1	Total	655	$283.7

We consider members with credit ratings of "1" through "4" to be financially sound institutions. At December 31, 2019, only 48 borrowers (seven percent of the total) had credit ratings of "5" through "7," an increase of 10 borrowers compared to the end of 2018. These members had $1.2 billion of borrowing capacity at December 31, 2019. We believe the credit rating distribution continues to show a financially sound membership base.

Member Failures, Closures, and Receiverships: There were two member failures in 2019. We had no outstanding exposure to these institutions and the failure of these members did not have an impact on our financial condition or results of operations.

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

▪
credit losses totaling $0.2 million in 2019 and $19.2 million since the introduction of the program in 2000, which represent an immaterial percentage of conventional loans' current unpaid principal balances at December 31, 2019 and of total purchases-to-date for the entire MPP; and

▪
in addition to the low program-to-date credit losses, based on financial analysis, we believe that future credit losses will not harm capital adequacy and will not significantly affect profitability except under the most extreme and unlikely credit conditions.

Portfolio Loan Characteristics: The following table shows FICO® credit scores of homeowners at origination dates for the conventional loan portfolio.

FICO® Score (1)	December 31, 2019	December 31, 2018
< 620	—%	—%
620 to < 660	—	—
660 to < 700	6	6
700 to < 740	17	17
>= 740	77	77

Weighted Average	765	765

(1)	Represents the FICO® score at origination.

There was no change in the distribution of FICO® scores at origination in 2019 compared to 2018. The distribution of FICO® scores at origination is one indication of the portfolio's overall favorable credit quality. At December 31, 2019, 77 percent of the portfolio had scores at an excellent level of 740 or above and 94 percent had scores above 700, which is a threshold generally considered indicative of homeowners with good credit quality.

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

	Based on Estimated Origination Value			Based On Estimated Current Value
Loan-to-Value	December 31, 2019	December 31, 2018	Loan-to-Value	December 31, 2019	December 31, 2018
<= 60%	13%	13%	<= 60%	48%	40%
> 60% to 70%	15	14	> 60% to 70%	26	27
> 70% to 80%	58	58	> 70% to 80%	23	27
> 80% to 90%	9	9	> 80% to 90%	3	5
> 90%	5	6	> 90% to 100%	—	1
			> 100%	—	—
Weighted Average	74%	74%	Weighted Average	59%	62%

The levels of loan-to-value ratios are consistent with the portfolio's excellent credit quality. At December 31, 2019, we estimated that three percent of loans have current loan-to-value ratios above 80 percent, compared to six percent at the end of 2018. The improvement in the 2019 current loan-to-value ratios reflected the four percent average increase in housing prices nationwide during the year.

Based on the available data, we believe we have minimal exposure to loans in the MPP considered to have characteristics of “subprime” or “alternative/nontraditional” loans. Further, we do not knowingly purchase any loan that violates the terms of our Anti-Predatory Lending Policy.

The following table presents the geographical allocation based on the unpaid principal balance of conventional loans in the MPP.

	December 31, 2019		December 31, 2018
Ohio	60%	Ohio	61%
Kentucky	13	Kentucky	13
Indiana	11	Indiana	11
Tennessee	3	Tennessee	3
Michigan	1	Michigan	1
All others	12	All others	11
Total	100%	Total	100%

Credit Enhancements: Conventional mortgage loans are supported against credit losses by various combinations of primary mortgage insurance (PMI), supplemental mortgage insurance (SMI) (for loans purchased before February 2011), and the Lender Risk Account (LRA). The LRA is a hold back of a portion of the initial purchase price to cover expected credit losses for a specific pool of loans. Starting after five years from the loan purchase date, we may return the hold back to PFIs if they manage credit risk to predefined acceptable levels of exposure on the loan pools they sell to us. As a result, some pools of loans may have sufficient credit enhancements to recapture all losses while other pools of loans may not. The LRA had balances of $233 million and $213 million at December 31, 2019 and 2018, respectively. For more information, see Note 10 of the Notes to Financial Statements.

Credit Performance: The table below provides an analysis of conventional loans delinquent or in the process of foreclosure, along with the national average serious delinquency rate.

	Conventional Loan Delinquencies
(Dollars in millions)	December 31, 2019	December 31, 2018
Early stage delinquencies - unpaid principal balance (1)	$40	$36
Serious delinquencies - unpaid principal balance (2)	$12	$13
Early stage delinquency rate (3)	0.4%	0.4%
Serious delinquency rate (4)	0.1%	0.1%
National average serious delinquency rate (5)	1.3%	1.6%

(1)	Includes conventional loans 30 to 89 days delinquent and not in foreclosure.

(2)	Includes conventional loans that are 90 days or more past due or where the decision of foreclosure or a similar alternative such as pursuit of deed-in-lieu has been reported.

(3)	Early stage delinquencies expressed as a percentage of the total conventional loan portfolio.

(4)	Serious delinquencies expressed as a percentage of the total conventional loan portfolio.

(5)
National average number of fixed-rate prime and subprime conventional loans that are 90 days or more past due or in the process of foreclosure is based on the most recent national delinquency data available. The December 31, 2019 rate is based on September 30, 2019 data.

The MPP has experienced a minimal amount of delinquencies, with the serious delinquency rate continuing to be well below national averages.

We consider a high risk loan as having a current loan-to-value ratio above 100 percent. Historically, high risk loans have experienced a minimal amount of serious delinquencies (i.e., delinquencies that are 90 days or more past due or in the process of foreclosure). For example, of the $0.2 million of conventional principal balances with current estimated loan-to-values above 100 percent at December 31, 2019, none of them were seriously delinquent. We believe these data further support our view that the overall portfolio is comprised of high-quality, well-performing loans.

Credit Losses: The following table shows the effects of credit enhancements on the estimation of credit losses at the noted periods. Estimated incurred credit losses, after credit enhancements, are accounted for in the allowance for credit loss or as a charge off (i.e., a reduction to the principal of mortgage loans held for portfolio).

(In millions)	December 31, 2019	December 31, 2018
Estimated incurred credit losses, before credit enhancements	$4	$4
Estimated amounts deemed recoverable by:
Primary mortgage insurance	—	(1)
Supplemental mortgage insurance	(2)	(1)
Lender Risk Account	(1)	(1)
Estimated incurred credit losses, after credit enhancements	$1	$1

The minimal amount of incurred credit losses provides further evidence of the aggregate health of the portfolio. Credit risk exposure depends on the actual and potential credit performance of the loans in each pool compared to the pool's equity (on individual loans) and credit enhancements, including PMI, the LRA, and SMI. We have assessed that we do not have any credit risk exposure to our PMI providers, and our estimation of credit exposure to SMI providers was not material at December 31, 2019.

In addition to the allowance for credit losses recorded, we regularly analyze potential ranges of additional lifetime credit risk exposure for the loans in the MPP. Even under adverse macroeconomic scenarios, we expect that further credit losses would not significantly decrease profitability.

Investments
Liquidity Investments: We purchase liquidity investments from counterparties that have a strong ability to repay principal and interest. Liquidity investments are either short-term, or longer-term, but can be easily converted to cash and may be unsecured, guaranteed or supported by the U.S. government, or secured (i.e., collateralized). For unsecured liquidity investments, we invest in the debt securities of highly rated, investment-grade institutions, have appropriate and conservative limits on dollar and maturity exposure to each institution, and have strong credit underwriting practices, including active monitoring of credit quality of our counterparties and of the environment in which they operate.

Our unsecured liquidity investments to a counterparty or group of affiliated counterparties are limited by Finance Agency regulations to maturities of no more than nine months and limited to a dollar amount based on a percentage of eligible regulatory capital (defined as the lessor of our regulatory capital or the eligible amount of a counterparty's Tier 1 capital). The permissible percentage ranges from one percent to 15 percent. Through December 31, 2019, the range was based on the counterparty's lowest long-term credit rating of its debt from an NRSRO. In addition, pursuant to a Finance Agency regulation, we complemented reliance on NRSRO ratings for unsecured investment activity by also considering internal credit risk analytics on unsecured counterparties. Effective January 1, 2020, the permissible range is solely based on consideration of the internal credit risk ratings of unsecured counterparties as required by the Finance Agency's final rule issued in 2019. We do not expect the dollar amount limits to our unsecured liquidity investment counterparties to change materially as a result of this new rule.

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

(In millions)	December 31, 2019
	Long-Term Rating
	AA	A	Total
Unsecured Liquidity Investments
Interest-bearing deposits	$—	$550	$550
Federal funds sold	1,023	3,810	4,833
Certificates of deposit	500	910	1,410
Total unsecured liquidity investments	1,523	5,270	6,793
Guaranteed/Secured Liquidity Investments
Securities purchased under agreements to resell	2,349	—	2,349
U.S. Treasury obligations	9,662	—	9,662
GSE obligations	2,120	—	2,120
Total guaranteed/secured liquidity investments	14,131	—	14,131
Total liquidity investments	$15,654	$5,270	$20,924

	December 31, 2018
	Long-Term Rating
	AA	A	Total
Unsecured Liquidity Investments
Federal funds sold	$5,640	$5,153	$10,793
Certificates of deposit	800	1,550	2,350
Total unsecured liquidity investments	6,440	6,703	13,143
Guaranteed/Secured Liquidity Investments
Securities purchased under agreements to resell	4,402	—	4,402
U.S. Treasury obligations	36	—	36
GSE obligations	277	—	277
Total guaranteed/secured liquidity investments	4,715	—	4,715
Total liquidity investments	$11,155	$6,703	$17,858

During 2019, we increased our balance of liquidity investments primarily through the purchases of U.S. Treasury obligations to more effectively meet the expanded regulatory liquidity requirements. In addition, a portion of our total liquidity investments are with counterparties for which the investments are secured with collateral (secured resale agreements). We believe these investments present no credit risk exposure to us.

The following table presents the lowest long-term credit ratings provided by Standard & Poor's, Moody's, and/or Fitch Advisory Services of our unsecured investment credit exposures by the domicile of the counterparty or the domicile of the counterparty's immediate parent for U.S. branches and agency offices of foreign commercial banks. Our internal ratings of these investments may differ from those obtained from Standard & Poor's, Moody's, and/or Fitch Advisory Services. The historical or current ratings displayed in this table should not be taken as an indication of future ratings.

(In millions)	December 31, 2019
	Counterparty Rating
Domicile of Counterparty	AA	A	Total
Domestic	$238	$1,950	$2,188
U.S. branches and agency offices of foreign commercial banks:
Canada	500	360	860
Switzerland	—	810	810
Germany	—	800	800
United Kingdom	—	800	800
Australia	685	—	685
Netherlands	—	550	550
Norway	100	—	100
Total U.S. branches and agency offices of foreign commercial banks	1,285	3,320	4,605
Total unsecured investment credit exposure	$1,523	$5,270	$6,793
The following table presents the remaining contractual maturity of our unsecured investment credit exposure by the domicile of the counterparty or the domicile of the counterparty's immediate parent for U.S. branches and agency offices of foreign commercial banks.

(In millions)	December 31, 2019
Domicile of Counterparty	Overnight	Due 2 days through 30 days	Due 31 days through 90 days	Total
Domestic	$2,188	$—	$—	$2,188
U.S. branches and agency offices of foreign commercial banks:
Canada	250	110	500	860
Switzerland	810	—	—	810
Germany	—	800	—	800
United Kingdom	800	—	—	800
Australia	685	—	—	685
Netherlands	550	—	—	550
Norway	100	—	—	100
Total U.S. branches and agency offices of foreign commercial banks	3,195	910	500	4,605
Total unsecured investment credit exposure	$5,383	$910	$500	$6,793

At December 31, 2019, all of the $6.8 billion of unsecured investment exposure was to counterparties with holding companies domiciled in countries receiving either AAA or AA long-term sovereign ratings. Furthermore, we restrict a significant portion of unsecured lending to overnight maturities, which further limits risk exposure to these counterparties. By Finance Agency regulation, all counterparties exposed to non-U.S. countries are required to be domestic U.S. branches of foreign counterparties.

MBS:

GSE MBS
At December 31, 2019, $11.8 billion of MBS held were GSE securities issued by Fannie Mae and Freddie Mac, which provide credit safeguards by guaranteeing either timely or ultimate payments of principal and interest. We believe that the conservatorships of Fannie Mae and Freddie Mac lower the chance that they would not be able to fulfill their credit guarantees and that the securities issued by these two GSEs are effectively government guaranteed. In addition, based on the data available to us and our purchase practices, we believe that most of the mortgage loans backing our GSE MBS are of high quality with acceptable credit performance.

MBS Issued by Other Government Agencies
We also invest in MBS issued and guaranteed by Ginnie Mae and the NCUA. These investments totaled $1.7 billion at December 31, 2019. We believe that the strength of the issuers' guarantees and backing by the full faith and credit of the U.S. government is sufficient to protect us against credit losses on these securities.

Derivatives
Credit Risk Exposure: We mitigate most of the credit risk exposure resulting from derivative transactions through collateralization or use of daily settled contracts. The table below presents the lowest long-term counterparty credit ratings provided by Standard & Poor's, Moody's, and/or Fitch Advisory Services for derivative positions to which we had credit risk exposure at December 31, 2019. The historical or current ratings displayed in this table should not be taken as an indication of future ratings.

(In millions)
	Total Notional	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged to (from) Counterparties	Net Credit Exposure to Counterparties
Nonmember counterparties:
Asset positions with credit exposure:
Uncleared derivatives:
AA-rated	$584	$1	$(1)	$—
A-rated	13	—	—	—
Total uncleared derivatives	597	1	(1)	—
Cleared derivatives (1)	29,785	13	242	255
Liability positions with credit exposure:
Uncleared derivatives:
A-rated	2,170	(4)	4	—
BBB-rated	2,520	(38)	40	2
Total uncleared derivatives	4,690	(42)	44	2
Cleared derivatives (1)	6,104	—	7	7
Total derivative positions with credit exposure to nonmember counterparties	41,176	(28)	292	264
Member institutions (2)	814	3	—	3
Total	$41,990	$(25)	$292	$267

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

At December 31, 2019, the net exposure of uncleared derivatives with residual credit risk exposure was less than $3 million. If interest rates rise or the composition of our derivatives change resulting in an increase to our gross exposure to uncleared derivatives, the contractual collateral provisions in these derivatives would limit our net exposure to acceptable levels.

Although we cannot predict if we will realize credit risk losses from any of our derivatives counterparties, we believe that all of the counterparties will be able to continue making timely interest payments and, more generally, to continue to satisfy the terms and conditions of their derivative contracts with us. As of December 31, 2019, we had $491 million of notional principal of interest rate swaps with one member, JPMorgan Chase Bank, N.A., which also had outstanding credit services with us. Due to the amount of market value collateralization, we had no outstanding credit exposure to this counterparty related to interest rate swaps outstanding.

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

We believe our liquidity position, as well as that of the System, continued to be strong during 2019. Our overall ability to effectively fund our operations through debt issuances remained sufficient. Investor demand for System debt was robust in 2019. Although we can make no assurances, we expect this to continue to be the case. We believe the possibility of a liquidity or funding crisis in the System that would impair our ability to participate, on a cost-effective basis, in issuances of debt, service outstanding debt, maintain adequate capitalization, or pay competitive dividends is remote.

The System works collectively to manage and monitor the System-wide liquidity and funding risks. Liquidity risk includes the risk that the System could have difficulty rolling over short-term Obligations when market conditions change, also called refinancing risk. The System has a large reliance on short-term funding; therefore, it has a sharp focus on managing liquidity risk to very low levels. As shown on the Statements of Cash Flows, in 2019, our portion of the System's debt issuances totaled $823.2 billion for Discount Notes and $27.9 billion for Bonds. Access to short-term debt markets has been reliable because investors, driven by liquidity preferences and risk aversion, have sought the System’s short-term debt, which has resulted in strong demand for debt maturing in one year or less.

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

As part of the base case liquidity expectations, the Liquidity AB requires the FHLBanks to maintain sufficient liquidity for an increased period of between 10 to 30 calendar days. Contemporaneously with the issuance of the Liquidity AB, the Finance Agency issued a supervisory letter that identifies initial thresholds for measures of liquidity. As of December 31, 2019, we maintained a sufficient number of days of positive daily cash balances under the new guidance.

The Liquidity AB also provided guidance related to asset/liability maturity funding gap limits, which was implemented on December 31, 2018. Funding gap metrics measure the difference between assets and liabilities that are scheduled to mature during a specified period of time and are expressed as a percentage of total assets. Although subject to change depending on conditions in the financial markets, the Liquidity AB provides guidance on maintaining appropriate funding gaps for three-month (-10 percent to -20 percent) and one-year (-25 percent to -35 percent) maturity horizons. The Finance Agency's supervisory letter set forth initial funding gap percentage limits. As of December 31, 2019, we were operating within those limits.

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

(In millions)	December 31, 2019	December 31, 2018
Contingency Liquidity Requirement
Total Contingency Liquidity Reserves (1)	$45,703	$34,808
Total Requirement (2)	(26,182)	(18,745)
Excess Contingency Liquidity Available	$19,521	$16,063

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

(In millions)	December 31, 2019	December 31, 2018
Deposit Reserve Requirement
Total Eligible Deposit Reserves	$61,590	$66,643
Total Member Deposits	(942)	(664)
Excess Deposit Reserves	$60,648	$65,979

Contractual Obligations
The following table summarizes our contractual obligations at December 31, 2019. We believe that, as in the past, we will continue to have sufficient liquidity, including from access to the debt markets to issue Consolidated Obligations, to satisfy these obligations on a timely basis.

(In millions)	< 1 year	1 < 3 years	3 < 5 years	> 5 years	Total
Contractual Obligations
Long-term debt (Bonds) - par (1)	$18,260	$11,318	$4,664	$4,139	$38,381
Operating leases (include premises and equipment)	1	3	2	2	8
Mandatorily redeemable capital stock	15	1	5	1	22
Commitments to fund mortgage loans	936	—	—	—	936
Pension and other postretirement benefit obligations	3	5	4	37	49
Total Contractual Obligations	$19,215	$11,327	$4,675	$4,179	$39,396

(1)
Does not include Discount Notes and contractual interest payments related to Bonds. Total is based on contractual maturities; the actual timing of payments could be affected by factors affecting redemptions.

Off-Balance Sheet Arrangements
The following table summarizes our off-balance sheet items at December 31, 2019. For more information, see Note 20 of the Notes to Financial Statements.

(In millions)	< 1 year	1 < 3 years	3 < 5 years	> 5 years	Total
Off-balance sheet items (1)
Standby Letters of Credit	$15,143	$993	$68	$1	$16,205
Standby bond purchase agreements	21	55	—	—	76
Total off-balance sheet items	$15,164	$1,048	$68	$1	$16,281

(1)	Represents notional amount of off-balance sheet obligations.

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
Disaster Recovery Provisions
We have a Business Resiliency Management Plan that provides us with the ability to maintain operations in various scenarios of business disruption. We review and update this plan periodically to ensure that it serves our changing operational needs and those of our members. We have an off-site facility in a suburb of Cincinnati, Ohio, which is kept ready for use and tested at least annually. We also have a back-up agreement in place with another FHLBank in the event that both of our Cincinnati-based facilities are inoperable.

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

Fair Value Hedges
As indicated in the "Use of Derivatives in Market Risk Management" section of "Quantitative and Qualitative Disclosures About Risk Management," we designate a portion of our derivatives as fair value hedges. Fair value hedge accounting permits the changes in fair values of the hedged risk in the hedged instruments to be recorded in the current period, thus offsetting, partially or fully, the change in fair value of the derivatives. For derivatives accounted as fair value hedges, generally the hedged risk is designated to be changes in the eligible benchmark interest rate. The result is that there has been a relatively small amount of unrealized earnings volatility from hedging market risk with derivatives.

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

If a derivative/hedged instrument transaction fails effectiveness testing, it does not mean that the hedge relationship is no longer successful in achieving its intended economic purpose. For example, a Consolidated Obligation hedged with an interest rate swap creates adjustable-rate funding, which is used to match fund adjustable-rate and other short-term Advances. The hedge achieves the desired result (matching the net funding with the asset) because, economically, the Advance is part of the overall hedging strategy and the reason for engaging in the derivative transaction.

Each month, we compute fair values on all derivatives and related hedged instruments across a range of interest rate scenarios. For derivatives receiving long-haul fair value hedge accounting, the additional amount of earnings volatility under an assumption of stressed interest rate environments as of year-end 2019 was in a range of positive $10 million to negative $6 million. This range is minimal compared to the notional principal amount.

Fair Value Option—Economic Hedge
We account for a portion of Advance and Bond-related derivatives using an accounting election called "fair value option," which is included in the economic hedge category. An economic hedge under the fair value option does not require passing effectiveness testing to permit the derivative's fair market value to be offset with the market value of the hedged instrument, as is required under a fair value hedge. However, it records the fair market value of the hedged instrument at its full fair value instead of only the value related to the benchmark interest rate. The effect of electing full fair value is that the hedged instrument's market value includes the impact of changes in spreads between the designated benchmark interest rate and the interest rate index related to the hedged instrument, as well as other risk components, such as liquidity. Therefore, full fair value results in a different kind of unrealized earnings volatility, which could be higher or lower, compared to accounting under fair value hedge treatment.

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

We categorize each of our financial instruments carried at fair value into one of three levels in accordance with the fair value hierarchy. The hierarchy is based upon the transparency (observable or unobservable) of inputs to the valuation of an asset or liability as of the measurement date. Observable inputs reflect market data obtained from independent sources (Levels 1 and 2), while unobservable inputs reflect our assumptions of market variables (Level 3). Management utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Because items classified as Level 3 are valued using significant unobservable inputs, the process for determining the fair value of these items is generally more subjective and involves a high degree of management judgment and use of assumptions. As of December 31, 2019 and 2018, all of our assets and liabilities measured at fair value on a recurring basis were classified as Level 2 within the fair value hierarchy.

RECENTLY ISSUED ACCOUNTING STANDARDS AND INTERPRETATIONS

See Note 2 of the Notes to Financial Statements for a discussion of recently issued accounting standards and interpretations.

OTHER FINANCIAL INFORMATION

Income Statements (Quarter amounts are unaudited)

Summary income statements for each quarter within the last two years are provided in the tables below.

	2019
(In millions)	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Interest income	$507	$591	$646	$701
Interest expense	408	504	549	579
Net interest income	99	87	97	122
Non-interest income (loss)	6	5	(3)	(18)
Non-interest expense	29	29	30	31
Net income	$76	$63	$64	$73

	2018
(In millions)	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Interest income	$665	$598	$594	$524
Interest expense	543	468	465	406
Net interest income	122	130	129	118
Non-interest income (loss)	(11)	(9)	(13)	(4)
Non-interest expense	31	30	31	31
Net income	$80	$91	$85	$83

Investments

Data on investments for the years ended December 31, 2019, 2018 and 2017 are provided in the tables below.

(In millions)	Carrying Value at December 31,
	2019	2018	2017
Interest-bearing deposits	$550	$—	$—
Securities purchased under agreements to resell	2,349	4,402	7,702
Federal funds sold	4,833	10,793	3,650
Trading securities:
U.S. Treasury obligations	9,627	—	—
GSE obligations	1,988	224	—
MBS:
U.S. obligation single-family MBS	1	—	1
Total trading securities	11,616	224	1
Available-for-sale securities:
Certificates of deposit	1,410	2,350	900
GSE obligations	132	53	—
Total available-for-sale securities	1,542	2,403	900
Held-to-maturity securities:
U.S. Treasury obligations	35	36	34
MBS:
U.S. obligation single-family MBS	1,671	2,041	2,484
GSE single-family MBS	4,500	5,544	6,703
GSE multi-family MBS	7,293	8,171	5,584
Total held-to-maturity securities	13,499	15,792	14,805
Total securities	26,657	18,419	15,706
Total investments	$34,389	$33,614	$27,058

As of December 31, 2019, investments had the following maturity and yield characteristics.

(Dollars in millions)	Due in one year or less	Due after one year through five years	Due after five through 10 years	Due after 10 years	Carrying Value
Interest-bearing deposits	$550	$—	$—	$—	$550
Securities purchased under agreements to resell	2,349	—	—	—	2,349
Federal funds sold	4,833	—	—	—	4,833
Trading securities:
U.S. Treasury obligations	1,396	8,231	—	—	9,627
GSE obligations	—	137	943	908	1,988
MBS(1):
U.S. obligation single-family MBS	—	1	—	—	1
Total trading securities	1,396	8,369	943	908	11,616
Yield on trading securities	1.82%	2.21%	2.67%	2.53%
Available-for-sale securities:
Certificates of deposit	$1,410	$—	$—	$—	$1,410
GSE obligations	—	—	120	12	132
Total available-for-sale securities	1,410	—	120	12	1,542
Yield on available-for sale securities	1.99%	—%	3.03%	3.10%
Held-to-maturity securities:
U.S. Treasury obligations	$35	$—	$—	$—	$35
MBS(1):
U.S. obligation single-family MBS	266	—	—	1,405	1,671
GSE single-family MBS	—	14	16	4,470	4,500
GSE multi-family MBS	—	480	6,636	177	7,293
Total held-to-maturity securities	301	494	6,652	6,052	13,499
Yield on held-to-maturity securities	2.15%	2.08%	2.13%	2.41%
Total securities	$3,107	$8,863	$7,715	$6,972	$26,657
Total investments	$10,839	$8,863	$7,715	$6,972	$34,389

(1)	MBS allocated based on contractual principal maturities assuming no prepayments.

As of December 31, 2019, the FHLB held securities of the following issuers with a carrying value greater than 10 percent of FHLB capital. The table includes GSEs, securities of the U.S. government, government agencies and corporations, and privately issued certificates of deposit.

(In millions)	Total	Total
Name of Issuer	Carrying Value	Fair Value
United States Treasury	$9,662	$9,662
Fannie Mae	7,710	7,710
Freddie Mac	5,504	5,493
Government National Mortgage Association	1,405	1,418
Federal Farm Credit Banks	610	610
The Toronto-Dominion Bank	500	500
Other (1)	1,266	1,266
Total investment securities	$26,657	$26,659

(1)	Includes issuers of securities that have a carrying value that is less than 10 percent of FHLB capital.

Loan Portfolio Analysis

The FHLB's outstanding loans, loans 90 days or more past due and accruing interest, and allowance for credit loss information for the five years ended December 31 are shown below. The FHLB's interest and related shortfall on non-accrual loans and loans modified in troubled debt restructurings was not material during the years presented below.

(Dollars in millions)	2019	2018	2017	2016	2015
Domestic:
Advances	$47,370	$54,822	$69,918	$69,882	$73,292
Real estate mortgages	$11,236	$10,502	$9,682	$9,150	$7,954
Real estate mortgages past due 90 days or more (including those in process of foreclosure) and still accruing interest, unpaid principal balance	$17	$19	$26	$33	$42
Non-accrual loans, unpaid principal balance (1)	$2	$3	$3	$4	$7
Troubled debt restructurings, unpaid principal balance (not included above)	$12	$9	$9	$8	$8
Allowance for credit losses on mortgage loans, beginning of year	$1	$1	$1	$2	$5
Net charge-offs	—	—	—	(1)	(3)
Provision (reversal) for credit losses	—	—	—	—	—
Allowance for credit losses on mortgage loans, end of year	$1	$1	$1	$1	$2
Ratio of net charge-offs during the period to average loans outstanding during the period	—%	—%	—%	0.01%	0.04%

(1)	See Note 1 of the Notes to Financial Statements for an explanation of the FHLB's non-accrual policy.

Other Borrowings

Borrowings with original maturities of one year or less are classified as short-term. The following is a summary of short-term borrowings exceeding 30 percent of total capital for the years ended December 31:

(Dollars in millions)	2019	2018	2017
Discount Notes
Outstanding at year-end (book value)	$49,084	$46,944	$46,211
Weighted average rate at year-end (1) (2)	1.56%	2.35%	1.23%
Daily average outstanding for the year (book value)	$44,482	$49,185	$43,124
Weighted average rate for the year (2)	2.22%	1.86%	0.89%
Highest outstanding at any month-end (book value)	$62,567	$64,045	$51,762
Bonds (short-term)
Outstanding at year-end (principal amount)	$11,101	$14,728	$14,405
Weighted average rate at year-end (2) (3)	1.60%	2.38%	1.35%
Daily average outstanding for the year (principal amount)	$15,595	$14,937	$10,359
Weighted average rate for the year (2) (3)	2.27%	1.87%	0.93%
Highest outstanding at any month-end (principal amount)	$21,270	$19,438	$14,405

(1)	Represents an implied rate without consideration of concessions.

(2)	Amounts used to calculate weighted average rates for the year are based on dollars in thousands. Accordingly, recalculations based upon amounts in millions may not produce the same results.

(3)	Represents the effective coupon rate.

Term Deposits

At December 31, 2019, term deposits in denominations of $100,000 or more totaled $27,800,000. The table below presents the maturities for term deposits in denominations of $100,000 or more:

(In millions) By remaining maturity at December 31, 2019	3 months or less	Over 3 months but within 6 months	Over 6 months but within 12 months	Over 12 months but within 24 months	Total
Time certificates of deposit	$13	$1	$2	$12	$28

Ratios

	2019	2018	2017
Return on average assets	0.28%	0.32%	0.31%
Return on average equity	5.65	6.29	6.15
Average equity to average assets	5.04	5.11	5.00
Dividend payout ratio	74.06%	75.60%	66.31%

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

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of condition of the Federal Home Loan Bank of Cincinnati (the “FHLB”) as of December 31, 2019 and 2018, and the related statements of income, comprehensive income, capital and cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “financial statements”). We also have audited the FHLB’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the FHLB as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the FHLB maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The FHLB’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the FHLB’s financial statements and on the FHLB’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the FHLB in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Cincinnati, Ohio
March 19, 2020

We have served as the FHLB’s auditor since 1990.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CONDITION

(In thousands, except par value)	December 31,
	2019	2018
ASSETS
Cash and due from banks (Note 3)	$20,608	$10,037
Interest-bearing deposits	550,160	122
Securities purchased under agreements to resell	2,348,584	4,402,208
Federal funds sold	4,833,000	10,793,000
Investment securities:
Trading securities (Note 4)	11,615,693	223,980
Available-for-sale securities (Note 5)	1,542,185	2,402,897
Held-to-maturity securities (includes $0 and $0 pledged as collateral at December 31, 2019 and 2018, respectively, that may be repledged) (a) (Note 6)	13,499,319	15,791,222
Total investment securities	26,657,197	18,418,099
Advances (includes $5,238 and $10,008 at fair value under fair value option at December 31, 2019 and 2018, respectively) (Note 8)	47,369,573	54,822,252
Mortgage loans held for portfolio, net of allowance for credit losses of $711 and $840 at December 31, 2019 and 2018, respectively (Note 9 and Note 10)	11,235,353	10,500,917
Accrued interest receivable	182,252	169,982
Derivative assets (Note 11)	267,165	65,765
Other assets	27,667	20,191
TOTAL ASSETS	$93,491,559	$99,202,573
LIABILITIES
Deposits (Note 12)	$951,296	$669,016
Consolidated Obligations: (Note 13)
Discount Notes (includes $12,386,974 and $0 at fair value under fair value option at December 31, 2019 and 2018, respectively)	49,084,219	46,943,632
Bonds (includes $4,757,177 and $3,906,610 at fair value under fair value option at December 31, 2019 and 2018, respectively)	38,439,724	45,659,138
Total Consolidated Obligations	87,523,943	92,602,770
Mandatorily redeemable capital stock (Note 15)	21,669	23,184
Accrued interest payable	126,091	147,337
Affordable Housing Program payable (Note 14)	115,295	117,336
Derivative liabilities (Note 11)	1,310	4,586
Other liabilities	307,499	308,128
Total liabilities	89,047,103	93,872,357
Commitments and contingencies (Note 20)
CAPITAL (Note 15)
Capital stock Class B putable ($100 par value); issued and outstanding shares: 33,664 shares at December 31, 2019 and 43,205 shares at December 31, 2018	3,366,428	4,320,459
Retained earnings:
Unrestricted	648,374	631,971
Restricted	446,048	390,829
Total retained earnings	1,094,422	1,022,800
Accumulated other comprehensive loss (Note 16)	(16,394)	(13,043)
Total capital	4,444,456	5,330,216
TOTAL LIABILITIES AND CAPITAL	$93,491,559	$99,202,573

(a)	Fair values: $13,501,207 and $15,575,368 at December 31, 2019 and 2018, respectively.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF INCOME

(In thousands)	For the Years Ended December 31,
	2019	2018	2017
INTEREST INCOME:
Advances	$1,195,128	$1,407,702	$903,620
Prepayment fees on Advances, net	8,421	679	1,351
Interest-bearing deposits	13,453	704	181
Securities purchased under agreements to resell	64,336	48,454	23,340
Federal funds sold	228,761	179,552	70,287
Investment securities:
Trading securities	180,506	1,535	19
Available-for-sale securities	27,691	40,444	6,228
Held-to-maturity securities	386,526	380,304	306,204
Total investment securities	594,723	422,283	312,451
Mortgage loans held for portfolio	340,025	321,328	297,075
Loans to other FHLBanks	70	20	—
Total interest income	2,444,917	2,380,722	1,608,305
INTEREST EXPENSE:
Consolidated Obligations:
Discount Notes	988,600	915,032	384,976
Bonds	1,033,508	951,298	786,922
Total Consolidated Obligations	2,022,108	1,866,330	1,171,898
Deposits	15,861	14,009	4,738
Loans from other FHLBanks	3	5	10
Mandatorily redeemable capital stock	1,113	1,806	2,514
Other borrowings	—	—	2
Total interest expense	2,039,085	1,882,150	1,179,162
NET INTEREST INCOME	405,832	498,572	429,143
Provision for credit losses	—	—	500
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	405,832	498,572	428,643
NON-INTEREST INCOME (LOSS):
Net gains (losses) on investment securities	210,207	7,086	(6)
Net gains (losses) on financial instruments held under fair value option	(53,852)	(14,184)	10,409
Net gains (losses) on derivatives and hedging activities	(177,912)	(40,398)	(24,464)
Other, net	11,338	10,678	12,824
Total non-interest income (loss)	(10,219)	(36,818)	(1,237)
NON-INTEREST EXPENSE:
Compensation and benefits	46,077	46,317	42,272
Other operating expenses	21,629	20,019	18,880
Finance Agency	6,715	6,389	6,598
Office of Finance	4,930	4,984	4,484
Other	9,367	7,010	6,484
Total non-interest expense	88,718	84,719	78,718
INCOME BEFORE ASSESSMENTS	306,895	377,035	348,688
Affordable Housing Program assessments	30,801	37,884	35,120
NET INCOME	$276,094	$339,151	$313,568
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)	For the Years Ended December 31,
	2019	2018	2017
Net income	$276,094	$339,151	$313,568
Other comprehensive income adjustments:
Net unrealized gains (losses) on available-for-sale securities	480	14	(147)
Pension and postretirement benefits	(3,831)	3,603	(3,257)
Total other comprehensive income (loss) adjustments	(3,351)	3,617	(3,404)
Comprehensive income	$272,743	$342,768	$310,164

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CAPITAL

(In thousands)	Capital Stock Class B - Putable		Retained Earnings			Accumulated Other Comprehensive	Total
	Shares	Par Value	Unrestricted	Restricted	Total	Loss	Capital
BALANCE, DECEMBER 31, 2016	41,569	$4,156,944	$574,122	$260,285	$834,407	$(13,256)	$4,978,095
Comprehensive income (loss)			250,854	62,714	313,568	(3,404)	310,164
Proceeds from sale of capital stock	3,547	354,654					354,654
Net shares reclassified to mandatorily redeemable capital stock	(2,705)	(270,458)					(270,458)
Cash dividends on capital stock			(207,942)		(207,942)		(207,942)
BALANCE, DECEMBER 31, 2017	42,411	4,241,140	617,034	322,999	940,033	(16,660)	5,164,513
Comprehensive income (loss)			271,321	67,830	339,151	3,617	342,768
Proceeds from sale of capital stock	4,392	439,157					439,157
Repurchase of capital stock	(2,972)	(297,252)					(297,252)
Net shares reclassified to mandatorily redeemable capital stock	(626)	(62,586)					(62,586)
Cash dividends on capital stock			(256,384)		(256,384)		(256,384)
BALANCE, DECEMBER 31, 2018	43,205	4,320,459	631,971	390,829	1,022,800	(13,043)	5,330,216
Comprehensive income (loss)			220,875	55,219	276,094	(3,351)	272,743
Proceeds from sale of capital stock	5,918	591,762					591,762
Repurchase of capital stock	(15,386)	(1,538,544)					(1,538,544)
Net shares reclassified to mandatorily redeemable capital stock	(73)	(7,249)					(7,249)
Cash dividends on capital stock			(204,472)		(204,472)		(204,472)
BALANCE, DECEMBER 31, 2019	33,664	$3,366,428	$648,374	$446,048	$1,094,422	$(16,394)	$4,444,456

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CASH FLOWS

(In thousands)	For the Years Ended December 31,
	2019	2018	2017
OPERATING ACTIVITIES:
Net income	$276,094	$339,151	$313,568
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,914	59,577	57,973
Net change in derivative and hedging activities	(147,582)	(4,706)	6,927
Net change in fair value adjustments on trading securities	(210,207)	(7,086)	6
Net change in fair value adjustments on financial instruments held under fair value option	53,852	14,184	(10,409)
Other adjustments	757	(10)	489
Net change in:
Accrued interest receivable	(12,408)	(41,482)	(18,701)
Other assets	(1,517)	1,651	23,686
Accrued interest payable	(21,224)	18,077	4,743
Other liabilities	19,520	25,792	15,456
Total adjustments	(313,895)	65,997	80,170
Net cash provided by (used in) operating activities	(37,801)	405,148	393,738

INVESTING ACTIVITIES:
Net change in:
Interest-bearing deposits	(771,791)	(7,089)	46,981
Securities purchased under agreements to resell	2,053,624	3,299,721	(2,472,442)
Federal funds sold	5,960,000	(7,143,000)	607,000
Premises, software, and equipment	(2,460)	(2,173)	(2,647)
Trading securities:
Proceeds from maturities	139	164	182
Purchases	(11,181,646)	(216,277)	—
Available-for-sale securities:
Proceeds from maturities	6,525,000	6,850,000	2,350,000
Purchases	(5,673,500)	(8,336,000)	(1,950,000)
Held-to-maturity securities:
Proceeds from maturities	3,561,188	2,917,912	2,484,142
Purchases	(1,290,195)	(4,065,023)	(3,058,634)
Advances:
Repaid	1,343,898,413	2,889,037,056	2,366,633,884
Originated	(1,336,290,080)	(2,873,930,828)	(2,366,705,248)
Mortgage loans held for portfolio:
Principal collected	1,922,162	1,117,727	1,218,035
Purchases	(2,691,654)	(1,978,111)	(1,788,156)
Net cash provided by (used in) investing activities	6,019,200	7,544,079	(2,636,903)

The accompanying notes are an integral part of these financial statements.

(continued from previous page)
FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CASH FLOWS

(In thousands)	For the Years Ended December 31,
	2019	2018	2017
FINANCING ACTIVITIES:
Net change in deposits and pass-through reserves	$274,910	$28,225	$(99,633)
Net proceeds (payments) on derivative contracts with financing elements	(619)	(1,107)	(4,210)
Net proceeds from issuance of Consolidated Obligations:
Discount Notes	823,242,543	552,603,900	449,775,543
Bonds	27,927,333	29,071,856	27,080,080
Bonds transferred from other FHLBanks	12,697	—	—
Payments for maturing and retiring Consolidated Obligations:
Discount Notes	(821,075,874)	(551,919,437)	(448,296,555)
Bonds	(35,191,800)	(37,565,265)	(26,065,750)
Proceeds from issuance of capital stock	591,762	439,157	354,654
Payments for repurchase of capital stock	(1,538,544)	(297,252)	—
Payments for repurchase/redemption of mandatorily redeemable capital stock	(8,764)	(69,433)	(275,209)
Cash dividends paid	(204,472)	(256,384)	(207,942)
Net cash provided by (used in) financing activities	(5,970,828)	(7,965,740)	2,260,978
Net increase (decrease) in cash and due from banks	10,571	(16,513)	17,813
Cash and due from banks at beginning of the period	10,037	26,550	8,737
Cash and due from banks at end of the period	$20,608	$10,037	$26,550
Supplemental Disclosures:
Interest paid	$2,116,628	$1,851,838	$1,157,662
Affordable Housing Program payments, net	$32,842	$30,425	$30,126

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

The Federal Housing Finance Agency (Finance Agency) is the independent Federal regulator of the FHLBanks, Federal Home Loan Mortgage Corporation (Freddie Mac) and Federal National Mortgage Association (Fannie Mae). The Finance Agency's stated mission is to ensure that the housing government-sponsored enterprises operate in a safe and sound manner so that they serve as a reliable source of liquidity and funding for housing finance and community investment.

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

Reclassifications. Certain amounts in the 2018 and 2017 financial statements have been reclassified to conform to the presentation as of December 31, 2019. Specifically, certain cash flow amounts in the prior period Statement of Cash Flows have been reclassified to reflect short-term investment securities purchases and proceeds on a gross, rather than net, basis.

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

Interest-Bearing Deposits, Securities Purchased Under Agreements to Resell, and Federal Funds Sold. These investments provide short-term liquidity and are carried at cost. Interest-bearing deposits include certificates of deposits (CDs) not meeting the definition of an investment security. The FHLB treats securities purchased under agreements to resell as short-term collateralized loans, which are classified as assets on the Statements of Condition. If the market value of the underlying securities decrease below the market value required as collateral, the counterparty has the option to (1) place an equivalent amount of additional securities in safekeeping in the name of the FHLB or (2) remit an equivalent amount of cash. Federal funds sold consist of short-term, unsecured loans generally transacted with counterparties that are considered by the FHLB to be of investment quality.

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

Available-for-Sale. Securities that are not classified as held-to-maturity or trading are classified as available-for-sale and are carried at fair value. Generally, the change in fair value of available-for-sale securities is recorded in other comprehensive income as net unrealized gains (losses) on available-for-sale securities. Beginning January 1, 2019, the FHLB adopted new hedge accounting guidance, which, among other things, impacts the income statement presentation of gains (losses) on derivatives and hedging activities for qualifying hedges, including hedges on available-for-sale securities. For available-for-sale securities that have been hedged and qualify as a fair value hedge, the FHLB records the portion of the change in the fair value of the investment related to the risk being hedged in interest income on available-for-sale securities together with the related change in the fair value of the derivative, and records the remainder of the change in the fair value of the investment in other comprehensive income as net unrealized gains (losses) on available-for-sale securities.

Prior to January 1, 2019, for available-for-sale securities that had been hedged and qualified as a fair value hedge, the FHLB recorded the portion of the change in the fair value of the investment related to the risk being hedged in non-interest income (loss) as net gains (losses) on derivatives and hedging activities together with the related change in the fair value of the derivative, and recorded the remainder of the change in the fair value of the investment in other comprehensive income as net unrealized gains (losses) on available-for-sale securities.

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

Prepayment Fees. The FHLB charges a borrower a prepayment fee when the borrower prepays certain Advances before the original maturity. The recognition of prepayment fees is dependent on whether a new Advance was funded. If there were no new Advances funded, the FHLB records prepayment fees, net of basis adjustments related to hedging activities included in the carrying value of the Advances, as “Prepayment fees on Advances, net” in the interest income section of the Statements of Income.

If a new Advance was funded, but does not qualify as a modification of a prepaid Advance, the prepaid Advance is treated as an Advance termination with subsequent funding of a new Advance and the fees on the prepaid Advance, net of related hedging adjustments, are recorded in interest income as “Prepayment fees on Advances, net.”

If a new Advance is funded and qualifies as a modification of the original Advance, the net prepayment fee is deferred, recorded in the basis of the modified Advance, and amortized/accreted using a level-yield methodology over the life of the modified Advance to Advance interest income. If the modified Advance is hedged and meets the hedge accounting requirements, the associated fair value gains or losses of the Advance and the prepayment fees are included in the basis of the modified Advance. Such gains or losses and prepayment fees are then amortized in interest income over the life of the modified Advance using a level-yield methodology.

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

Premises, Software and Equipment, Net. Premises, software and equipment are included in other assets on the Statements of Condition. The FHLB records premises, software and equipment at cost less accumulated depreciation and amortization. The FHLB computes depreciation on a straight-line methodology over the estimated useful lives of assets ranging from three to ten years. Leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful life of the improvement or the remaining term of the lease. The FHLB capitalizes improvements and major renewals but expenses ordinary maintenance and repairs when incurred. The FHLB capitalizes and amortizes the cost of computer software developed or obtained for internal use over future periods. In addition, the FHLB includes gains and losses on the disposal of premises, software and equipment in other non-interest income (loss) in the Statements of Income.

Premises, software and equipment were $8,399,000 and $8,190,000, which was net of accumulated depreciation and amortization of $31,106,000 and $29,007,000 as of December 31, 2019 and 2018, respectively. For the years ended December 31, 2019, 2018, and 2017, the depreciation and amortization expense for premises, software and equipment was $2,257,000, $2,889,000, and $2,949,000, respectively.

Leases. The FHLB leases office space and office equipment to run its business operations. Beginning January 1, 2019, the FHLB adopted new lease accounting guidance. At December 31, 2019, the FHLB included in the Statement of Condition $5,816,000 of operating lease right-of-use assets in other assets as well as $6,417,000 of operating lease liabilities in other liabilities. The FHLB recognized operating lease costs in the other operating expenses line of the Statement of Income of $1,842,000 for the year ended December 31, 2019.

Derivatives and Hedging Activities. All derivatives are recognized on the Statements of Condition at their fair values and are reported as either derivative assets or derivative liabilities, net of cash collateral, and accrued interest from counterparties. The fair values of derivatives are netted by counterparty when the netting requirements have been met. If these netted amounts are positive, they are classified as an asset and, if negative, they are classified as a liability. Cash flows associated with derivatives are reflected as cash flows from operating activities in the Statement of Cash Flows unless the derivative meets the criteria to be a financing derivative.

The FHLB utilizes two Derivative Clearing Organizations (Clearinghouses), for all cleared derivative transactions, LCH Ltd. and CME Clearing. At both Clearinghouses, variation margin is characterized as daily settlement payments and initial margin is considered cash collateral.

Derivative Designations. Each derivative is designated as one of the following:

1.	a qualifying hedge of the fair value of a recognized asset or liability or an unrecognized firm commitment (a "fair value" hedge); or

2.	a non-qualifying hedge (“economic hedge”) for asset/liability management purposes.

Accounting for Fair Value Hedges. If hedging relationships meet certain criteria including, but not limited to, formal documentation of the hedging relationship and an expectation to be highly effective, they are eligible for fair value hedge accounting and the offsetting changes in fair value of the hedged items attributable to the hedged risk may be recorded in earnings. The application of fair value hedge accounting generally requires the FHLB to evaluate the effectiveness of the hedging relationships at inception and on an ongoing basis and to calculate the changes in fair value of the derivatives and related hedged items independently. This is known as the “long-haul” method of accounting. Transactions that meet more stringent criteria qualify for the “shortcut” method of hedge accounting in which an assumption can be made that the change in fair value of a hedged item exactly offsets the change in value of the related derivative.

Derivatives are typically executed at the same time as the hedged item, and the FHLB designates the hedged item in a qualifying hedge relationship as of the trade date. In many hedging relationships, the FHLB may designate the hedging relationship upon its commitment to disburse an Advance, trade a Consolidated Obligation or purchase an investment security in which settlement occurs within the shortest period of time possible for the type of instrument based on market settlement conventions. The FHLB records the changes in fair value of the derivative and the hedged item beginning on the trade date.

Beginning January 1, 2019, the FHLB adopted new hedge accounting guidance, which, among other things, impacts the presentation of gains (losses) on derivatives and hedging activities for qualifying hedges. Changes in the fair value of a derivative that is designated and qualifies as a fair value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, are recorded in net interest income in the same line as the earnings effect of the hedged item.

Prior to January 1, 2019, changes in the fair value of a derivative that was designated and qualified as a fair value hedge, along with changes in the fair value of the hedged asset or liability that were attributable to the hedged risk, were recorded in non-interest income (loss) as “Net gains (losses) on derivatives and hedging activities.”

Accounting for Economic Hedges. An economic hedge is defined as a derivative hedging specific or non-specific underlying assets, liabilities, or firm commitments that does not qualify, or was not designated, for hedge accounting, but is an acceptable hedging strategy under the FHLB's risk management program. These economic hedging strategies also comply with Finance Agency regulatory requirements prohibiting speculative hedge transactions. An economic hedge introduces the potential for earnings variability caused by the changes in fair value of the derivatives that are recorded in the FHLB's income but that are not offset by corresponding changes in the value of the economically hedged assets, liabilities, or firm commitments. As a result, the FHLB recognizes the net interest and the change in fair value of these derivatives in non-interest income (loss) as “Net gains (losses) on derivatives and hedging activities” with no offsetting fair value adjustments for the assets, liabilities, or firm commitments.

The difference between accruals of interest receivables and payables on derivatives that are designated as fair value hedge relationships is recognized as adjustments to the interest income or expense of the designated hedged item. The difference between accruals of interest receivables and payables on economic hedges are recognized in non-interest income (loss) as “Net gains (losses) on derivatives and hedging activities.”

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

Note 2 - Recently Issued Accounting Standards and Interpretations

Facilitation of the Effects of Reference Rate Reform on Financial Reporting. On March 12, 2020, the Financial Accounting Standards Board (FASB) issued temporary, optional guidance to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying GAAP to transactions affected by reference rate reform if certain criteria are met. The transactions primarily include (1) contract modifications, (2) hedging relationships, and (3) sale or transfer of debt securities classified as held-to-maturity. This guidance is effective immediately for the FHLB, and the amendments may be applied prospectively through December 31, 2022. The FHLB is in the process of evaluating the guidance, and its effect on the FHLB's financial condition, results of operations and cash flows has not yet been determined.

Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. On August 29, 2018, the FASB issued amended guidance that aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). This guidance became effective for the FHLB for the interim and annual periods beginning on January 1, 2020. The guidance did not have a material impact on the FHLB’s financial condition, results of operations, and cash flows.

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
Measurement of Credit Losses on Financial Instruments. On June 16, 2016, the FASB issued amended guidance for the accounting of credit losses on financial instruments. The amendments require entities to immediately record the full amount of expected credit losses in their loan portfolios. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The guidance also requires, among other things, credit losses relating to available-for-sale debt securities to be recorded through an allowance for credit losses and expanded disclosure requirements. The guidance became effective for the FHLB for the interim and annual periods beginning on January 1, 2020. The guidance was applied using a modified-retrospective approach, through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance was effective. The adoption of this guidance did not result in an allowance for credit losses for certain financial instruments including Advances, U.S. obligation/GSE investments, securities purchased under agreement to resell and other short-term investments given the specific terms, issuer guarantees, and/or collateralized/secured nature of the instruments. For mortgage loans held for portfolio, the adoption of this guidance did not have a material impact on the FHLB's financial condition, results of operations, or cash flows.

Note 3 - Cash and Due from Banks

Cash and due from banks on the Statement of Condition includes cash on hand, cash items in the process of collection, compensating balances, and amounts due from correspondent banks and the Federal Reserve Bank.

Compensating Balances. The FHLB maintains collected cash balances with commercial banks in return for certain services. These agreements contain no legal restrictions on the withdrawal of funds. The average collected cash balances for the years ended December 31, 2019 and 2018 were approximately $133,000 and $118,000.

Pass-through Deposit Reserves. The FHLB acts as a pass-through correspondent for member institutions required to deposit reserves with the Federal Reserve Banks. The amount shown as “Cash and due from banks” includes pass-through reserves deposited with Federal Reserve Banks of approximately $10,239,000 and $6,478,000 as of December 31, 2019 and 2018.

Note 4 - Trading Securities

Table 4.1 - Trading Securities by Major Security Types (in thousands)

Fair Value	December 31, 2019	December 31, 2018
Non-MBS:
U.S. Treasury obligations	$9,626,964	$—
GSE obligations	1,988,259	223,368
Total non-MBS	11,615,223	223,368
MBS:
U.S. obligation single-family MBS	470	612
Total	$11,615,693	$223,980

Table 4.2 - Net Gains (Losses) on Trading Securities (in thousands)

	For the Years Ended December 31,
	2019	2018	2017
Net gains (losses) on trading securities held at period end	$210,207	$7,086	$(6)
Net gains (losses) on trading securities	$210,207	$7,086	$(6)

Note 5 - Available-for-Sale Securities

Table 5.1 - Available-for-Sale Securities by Major Security Types (in thousands)

	December 31, 2019
	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$1,410,000	$111	$—	$1,410,111
GSE obligations	131,815	601	(342)	132,074
Total	$1,541,815	$712	$(342)	$1,542,185

	December 31, 2018
	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$2,350,000	$71	$(69)	$2,350,002
GSE obligations	53,007	16	(128)	52,895
Total	$2,403,007	$87	$(197)	$2,402,897

(1)	Amortized cost of available-for-sale securities includes adjustments made to the cost basis of an investment for accretion, amortization, and/or fair value hedge accounting adjustments.

Table 5.2 - Available-for-Sale Securities in a Continuous Unrealized Loss Position (in thousands)

	December 31, 2019
	Less than 12 Months		12 Months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
GSE obligations	$17,071	$(126)	$21,574	$(216)	$38,645	$(342)
Total	$17,071	$(126)	$21,574	$(216)	$38,645	$(342)

All securities outstanding with gross unrealized losses at December 31, 2018 were in a continuous unrealized loss position for less than 12 months.

Table 5.3 - Available-for-Sale Securities by Contractual Maturity (in thousands)

	December 31, 2019		December 31, 2018
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in 1 year or less	$1,410,000	$1,410,111	$2,350,000	$2,350,002
Due after 1 year through 5 years	—	—	—	—
Due after 5 years through 10 years	119,771	119,870	48,999	48,904
Due after 10 years	12,044	12,204	4,008	3,991
Total	$1,541,815	$1,542,185	$2,403,007	$2,402,897

Table 5.4 - Interest Rate Payment Terms of Available-for-Sale Securities (in thousands)

	December 31, 2019	December 31, 2018
Amortized cost of available-for-sale securities:
Fixed-rate	$1,541,815	$2,403,007

Realized Gains and Losses. The FHLB had no sales of securities out of its available-for-sale portfolio for the years ended December 31, 2019, 2018, or 2017.

Note 6 - Held-to-Maturity Securities

Table 6.1 - Held-to-Maturity Securities by Major Security Types (in thousands)

	December 31, 2019
	Amortized Cost (1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
Non-MBS:
U.S. Treasury obligations	$35,171	$5	$—	$35,176
Total non-MBS	35,171	5	—	35,176
MBS:
U.S. obligation single-family MBS	1,670,783	13,499	(239)	1,684,043
GSE single-family MBS	4,500,471	40,386	(24,072)	4,516,785
GSE multi-family MBS	7,292,894	54	(27,745)	7,265,203
Total MBS	13,464,148	53,939	(52,056)	13,466,031
Total	$13,499,319	$53,944	$(52,056)	$13,501,207

	December 31, 2018
	Amortized Cost (1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
Non-MBS:
U.S. Treasury obligations	$35,667	$—	$(6)	$35,661
Total non-MBS	35,667	—	(6)	35,661
MBS:
U.S. obligation single-family MBS	2,040,642	540	(47,463)	1,993,719
GSE single-family MBS	5,543,524	9,891	(162,097)	5,391,318
GSE multi-family MBS	8,171,389	1,739	(18,458)	8,154,670
Total MBS	15,755,555	12,170	(228,018)	15,539,707
Total	$15,791,222	$12,170	$(228,024)	$15,575,368

(1)	Carrying value equals amortized cost.

Table 6.2 - Net Purchased Premiums Included in the Amortized Cost of MBS Classified as Held-to-Maturity (in thousands)

	December 31, 2019	December 31, 2018
Premiums	$32,071	$42,299
Discounts	(13,996)	(19,730)
Net purchased premiums	$18,075	$22,569

Table 6.3 summarizes the held-to-maturity securities with unrealized losses, which are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

Table 6.3 - Held-to-Maturity Securities in a Continuous Unrealized Loss Position (in thousands)

	December 31, 2019
	Less than 12 Months		12 Months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
MBS:
U.S. obligation single-family MBS	$148,586	$(239)	$—	$—	$148,586	$(239)
GSE single-family MBS	702,730	(2,682)	1,921,576	(21,390)	2,624,306	(24,072)
GSE multi-family MBS	3,385,731	(7,704)	3,735,950	(20,041)	7,121,681	(27,745)
Total	$4,237,047	$(10,625)	$5,657,526	$(41,431)	$9,894,573	$(52,056)

	December 31, 2018
	Less than 12 Months		12 Months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Non-MBS:
U.S. Treasury obligations	$35,661	$(6)	$—	$—	$35,661	$(6)
Total non-MBS	35,661	(6)	—	—	35,661	(6)
MBS:
U.S. obligation single-family MBS	175,663	(1,571)	1,526,835	(45,892)	1,702,498	(47,463)
GSE single-family MBS	401,509	(1,581)	3,859,608	(160,516)	4,261,117	(162,097)
GSE multi-family MBS	5,976,323	(18,185)	229,739	(273)	6,206,062	(18,458)
Total MBS	6,553,495	(21,337)	5,616,182	(206,681)	12,169,677	(228,018)
Total	$6,589,156	$(21,343)	$5,616,182	$(206,681)	$12,205,338	$(228,024)

Table 6.4 - Held-to-Maturity Securities by Contractual Maturity (in thousands)

	December 31, 2019		December 31, 2018
Year of Maturity	Amortized Cost (1)	Fair Value	Amortized Cost (1)	Fair Value
Non-MBS:
Due in 1 year or less	$35,171	$35,176	$35,667	$35,661
Due after 1 year through 5 years	—	—	—	—
Due after 5 years through 10 years	—	—	—	—
Due after 10 years	—	—	—	—
Total non-MBS	35,171	35,176	35,667	35,661
MBS (2)	13,464,148	13,466,031	15,755,555	15,539,707
Total	$13,499,319	$13,501,207	$15,791,222	$15,575,368

(1)	Carrying value equals amortized cost.

(2)
MBS are not presented by contractual maturity because their expected maturities will likely differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 6.5 - Interest Rate Payment Terms of Held-to-Maturity Securities (in thousands)

	December 31, 2019	December 31, 2018
Amortized cost of non-MBS:
Fixed-rate	$35,171	$35,667
Total amortized cost of non-MBS	35,171	35,667
Amortized cost of MBS:
Fixed-rate	5,438,532	6,652,055
Variable-rate	8,025,616	9,103,500
Total amortized cost of MBS	13,464,148	15,755,555
Total	$13,499,319	$15,791,222

Realized Gains and Losses. From time to time the FHLB may sell securities out of its held-to-maturity portfolio. These securities, generally, have less than 15 percent of the acquired principal outstanding at the time of the sale. These sales are considered maturities for the purposes of security classification. For the years ended December 31, 2019, 2018, or 2017, the FHLB did not sell any held-to-maturity securities.

Note 7 - Other-than-Temporary Impairment Analysis

The FHLB evaluates any of its individual available-for-sale and held-to-maturity investment securities holdings in an unrealized loss position for other-than-temporary impairment on a quarterly basis.

U.S. Obligations and GSE Investments

For its U.S. obligations and GSE investments (MBS and non-MBS), the FHLB has determined that the strength of the issuers' guarantees through direct obligations or support from the U.S. government is sufficient to protect the FHLB from losses based on current expectations. As a result, the FHLB determined that, as of December 31, 2019, all of the gross unrealized losses on these investments were temporary as the declines in market value of these securities were not attributable to credit quality. Furthermore, the FHLB does not intend to sell the investments, and it is not more likely than not that the FHLB will be required to sell the investments before recovery of their amortized cost bases. As a result, the FHLB did not consider any of these investments to be other-than-temporarily impaired at December 31, 2019.

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

Table 8.1 - Advances by Redemption Term (dollars in thousands)

	December 31, 2019		December 31, 2018
Redemption Term	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$32,342,198	1.78%	$38,592,494	2.56%
Due after 1 year through 2 years	4,477,497	2.19	6,461,276	2.39
Due after 2 years through 3 years	1,996,647	2.30	3,146,830	2.30
Due after 3 years through 4 years	1,408,948	2.50	1,145,118	2.56
Due after 4 years through 5 years	1,765,323	2.08	935,439	2.76
Thereafter	5,273,531	2.35	4,591,015	2.98
Total principal amount	47,264,144	1.94	54,872,172	2.56
Commitment fees	(281)		(456)
Discount on Affordable Housing Program (AHP) Advances	(3,148)		(4,386)
Premiums	1,221		1,510
Discounts	(2,530)		(3,090)
Hedging adjustments	109,929		(43,506)
Fair value option valuation adjustments and accrued interest	238		8
Total	$47,369,573		$54,822,252

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

Table 8.2 - Advances by Redemption Term or Next Call Date (in thousands)

Redemption Term or Next Call Date	December 31, 2019	December 31, 2018
Due in 1 year or less	$35,366,608	$43,793,555
Due after 1 year through 2 years	4,982,222	4,338,117
Due after 2 years through 3 years	1,724,647	3,490,580
Due after 3 years through 4 years	1,381,718	753,716
Due after 4 years through 5 years	1,535,418	905,189
Thereafter	2,273,531	1,591,015
Total principal amount	$47,264,144	$54,872,172

The FHLB also offers putable Advances. With a putable Advance, the FHLB effectively purchases put options from the member that allows the FHLB to terminate the Advance at predetermined dates. The FHLB normally would exercise its put option when interest rates increase relative to contractual rates.

Table 8.3 - Advances by Redemption Term or Next Put Date for Putable Advances (in thousands)

Redemption Term or Next Put Date	December 31, 2019	December 31, 2018
Due in 1 year or less	$33,451,448	$38,827,494
Due after 1 year through 2 years	4,777,497	6,611,276
Due after 2 years through 3 years	2,129,647	3,221,830
Due after 3 years through 4 years	1,238,948	1,145,118
Due after 4 years through 5 years	1,611,073	835,439
Thereafter	4,055,531	4,231,015
Total principal amount	$47,264,144	$54,872,172

Table 8.4 - Advances by Interest Rate Payment Terms (in thousands)

	December 31, 2019	December 31, 2018
Fixed-rate (1)
Due in one year or less	$25,918,472	$14,965,711
Due after one year	10,194,636	9,022,587
Total fixed-rate (1)	36,113,108	23,988,298
Variable-rate (1)
Due in one year or less	6,423,726	23,626,783
Due after one year	4,727,310	7,257,091
Total variable-rate (1)	11,151,036	30,883,874
Total principal amount	$47,264,144	$54,872,172

(1)	Payment terms based on current interest rate terms, which reflect any option exercises or rate conversions that have occurred subsequent to the related Advance issuance.

Advance Concentrations. Advances outstanding that were greater than or equal to $1.0 billion per borrower were $35.1 billion (74.2%) and $41.3 billion (75.3%) at December 31, 2019 and 2018, respectively. These Advances were made to 11 and 10 borrowers (members and former members) at December 31, 2019 and 2018, respectively. See Note 10 for information related to the FHLB's credit risk on Advances and allowance methodology for credit losses.

Table 8.5 - Borrowers Holding Five Percent or more of Total Advances, Including Any Known Affiliates that are Members of the FHLB (dollars in millions)

December 31, 2019			December 31, 2018
	Principal	% of Total Principal Amount of Advances		Principal	% of Total Principal Amount of Advances
U.S. Bank, N.A.	$13,874	29%	JPMorgan Chase Bank, N.A.	$23,400	43%
JPMorgan Chase Bank, N.A.	4,500	10	U.S. Bank, N.A.	4,574	8
Third Federal Savings and Loan Association	3,883	8	Third Federal Savings and Loan Association	3,727	7
Total	$22,257	47%	Total	$31,701	58%

Note 9 - Mortgage Loans Held for Portfolio

Total mortgage loans held for portfolio represent residential mortgage loans under the MPP that the FHLB's members originate, credit enhance, and then sell to the FHLB. The FHLB does not service any of these loans. The FHLB plans to retain its existing portfolio of mortgage loans.

Table 9.1 - Mortgage Loans Held for Portfolio (in thousands)

	December 31, 2019	December 31, 2018
Unpaid principal balance:
Fixed rate medium-term single-family mortgage loans (1)	$773,575	$933,340
Fixed rate long-term single-family mortgage loans	10,207,367	9,338,814
Total unpaid principal balance	10,980,942	10,272,154
Premiums	241,356	227,161
Discounts	(2,166)	(2,603)
Hedging basis adjustments (2)	15,932	5,045
Total mortgage loans held for portfolio	$11,236,064	$10,501,757

(1)	Medium-term is defined as a term of 15 years or less.

(2)
Represents the unamortized balance of the mortgage purchase commitments' market values at the time of settlement. The market value of the commitment is included in the basis of the mortgage loan and amortized accordingly.

Table 9.2 - Mortgage Loans Held for Portfolio by Collateral/Guarantee Type (in thousands)

	December 31, 2019	December 31, 2018
Unpaid principal balance:
Conventional mortgage loans	$10,750,526	$9,999,307
FHA mortgage loans	230,416	272,847
Total unpaid principal balance	$10,980,942	$10,272,154

Table 9.3 - Members, Including Any Known Affiliates that are Members of the FHLB, and Former Members Selling Five Percent or more of Total Unpaid Principal (dollars in millions)

	December 31, 2019			December 31, 2018
	Principal	% of Total		Principal	% of Total
Union Savings Bank	$3,574	33%	Union Savings Bank	$3,449	34%
Guardian Savings Bank FSB	1,004	9	Guardian Savings Bank FSB	987	10
FirstBank	714	7

Note 10 - Allowance for Credit Losses

The FHLB has established an allowance methodology for each of the FHLB's portfolio segments: credit products (Advances, Letters of Credit and other extensions of credit to members); FHA mortgage loans held for portfolio; and conventional mortgage loans held for portfolio.

Credit Products

The FHLB manages its credit exposure to credit products through an integrated approach that includes establishing a credit limit for each borrower and ongoing review of each borrower's financial condition, coupled with collateral and lending policies to limit risk of loss while balancing borrowers' needs for a reliable source of funding. In addition, the FHLB lends to eligible borrowers in accordance with federal law and Finance Agency regulations, which require the FHLB to obtain sufficient collateral to fully secure credit products. The estimated value of the collateral required to secure each member's credit products is calculated by applying collateral discounts, or haircuts, to the value of the collateral. The FHLB accepts certain investment securities, residential mortgage loans, deposits and other real estate related assets as collateral. In addition, community financial institutions are eligible to utilize expanded statutory collateral provisions for small business and agribusiness loans. The FHLB's capital stock owned by its member borrowers is also pledged as collateral. Collateral arrangements and a member’s borrowing capacity vary based on the financial condition and performance of the institution, the types of collateral pledged and the overall quality of those assets. The FHLB can also require additional or substitute collateral to protect its security interest.

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

Using a risk-based approach, the FHLB considers the payment status, collateralization levels, and borrower's financial condition to be indicators of credit quality for its credit products. At December 31, 2019 and 2018, the FHLB had rights to collateral on a member-by-member basis with an estimated value in excess of its outstanding extensions of credit.

The FHLB evaluates and makes changes to its collateral guidelines, as necessary, based on current market conditions. At December 31, 2019 and 2018, the FHLB did not have any Advances that were past due, in non-accrual status or impaired. In addition, there were no troubled debt restructurings related to credit products of the FHLB during 2019 or 2018.

The FHLB has not experienced any credit losses on Advances since it was founded in 1932. Based upon the collateral held as security, its credit extension and collateral policies and the repayment history on credit products, the FHLB did not record any credit losses on credit products as of December 31, 2019 or 2018. Accordingly, the FHLB did not record any allowance for credit losses on Advances.

At December 31, 2019 and 2018, the FHLB did not record any liability to reflect an allowance for credit losses for off-balance sheet credit exposures. See Note 20 for additional information on the FHLB's off-balance sheet credit exposure.

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

Table 10.1 - Rollforward of Allowance for Credit Losses on Conventional Mortgage Loans (in thousands)

	For the Years Ended December 31,
	2019	2018	2017
Balance, beginning of period	$840	$1,190	$1,142
Net charge offs	(129)	(350)	(452)
Provision for credit losses	—	—	500
Balance, end of period	$711	$840	$1,190

Table 10.2 - Allowance for Credit Losses and Recorded Investment on Conventional Mortgage Loans by Impairment Methodology (in thousands)

	December 31, 2019	December 31, 2018
Allowance for credit losses:
Collectively evaluated for impairment	$711	$840
Individually evaluated for impairment	—	—
Total allowance for credit losses	$711	$840
Recorded investment:
Collectively evaluated for impairment	$11,025,713	$10,249,169
Individually evaluated for impairment	13,514	10,554
Total recorded investment	$11,039,227	$10,259,723

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

Table 10.3 - Changes in the LRA (in thousands)

	For the Years Ended December 31,
	2019	2018	2017
LRA at beginning of year	$213,260	$200,745	$187,684
Additions	29,558	24,784	20,677
Claims	(113)	(492)	(506)
Scheduled distributions	(9,229)	(11,777)	(7,110)
LRA at end of period	$233,476	$213,260	$200,745

Credit Quality Indicator and Other Delinquency Statistics. The key credit quality indicator for mortgage loans is payment status. Table 10.4 presents the recorded investment of mortgage loans based on payment status as well as other delinquency statistics.

Table 10.4 - Credit Quality Indicator and Other Delinquency Statistics of Mortgage Loans (dollars in thousands)

	December 31, 2019
Payment status:	Conventional MPP Loans	FHA Loans	Total
Past due 30-59 days delinquent	$35,416	$13,903	$49,319
Past due 60-89 days delinquent	5,572	3,052	8,624
Past due 90 days or more delinquent	12,421	5,805	18,226
Total past due	53,409	22,760	76,169
Total current mortgage loans	10,985,818	210,732	11,196,550
Total mortgage loans	$11,039,227	$233,492	$11,272,719
Other delinquency statistics:
In process of foreclosure, included above (1)	$8,311	$2,515	$10,826
Serious delinquency rate (2)	0.11%	2.49%	0.16%
Past due 90 days or more still accruing interest (3)	$11,935	$5,805	$17,740
Loans on non-accrual status, included above	$1,902	$—	$1,902

	December 31, 2018
Payment status:	Conventional MPP Loans	FHA Loans	Total
Past due 30-59 days delinquent	$29,596	$14,845	$44,441
Past due 60-89 days delinquent	7,175	4,238	11,413
Past due 90 days or more delinquent	12,807	7,210	20,017
Total past due	49,578	26,293	75,871
Total current mortgage loans	10,210,145	250,308	10,460,453
Total mortgage loans	$10,259,723	$276,601	$10,536,324
Other delinquency statistics:
In process of foreclosure, included above (1)	$7,557	$4,635	$12,192
Serious delinquency rate (2)	0.13%	2.65%	0.19%
Past due 90 days or more still accruing interest (3)	$11,773	$7,210	$18,983
Loans on non-accrual status, included above	$2,535	$—	$2,535

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

The FHLB did not have any real estate owned at December 31, 2019 or 2018.

Troubled Debt Restructurings. A troubled debt restructuring is considered to have occurred when a concession is granted to a borrower for economic or legal reasons related to the borrower's financial difficulties and that concession would not have been considered otherwise. The FHLB's troubled debt restructurings primarily involve loans where an agreement permits the recapitalization of past due amounts up to the original loan amount and certain loans discharged in Chapter 7 bankruptcy. A loan considered a troubled debt restructuring is individually evaluated for impairment when determining its related allowance for credit losses. Credit losses are measured by estimating expected cash shortfalls incurred as of the reporting date.

The FHLB's recorded investment in modified loans considered troubled debt restructurings was (in thousands) $13,514 and $10,554 at December 31, 2019 and 2018, respectively. The amount of troubled debt restructurings is not considered material to the FHLB's financial condition, results of operations, or cash flows.

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

The most common ways in which the FHLB uses derivatives are to:

▪	reduce the interest rate sensitivity and repricing gaps of assets and liabilities;

▪	preserve a favorable interest rate spread between the yield of an asset (e.g., an Advance) and the cost of the related liability (e.g., the Consolidated Obligation used to fund the Advance);

▪	manage embedded options in assets and liabilities;

▪	reduce funding costs by combining a derivative with a Consolidated Obligation, as the cost of a combined funding structure can be lower than the cost of a comparable Consolidated Obligation; and

▪	protect the value of existing asset or liability positions.

Types of Derivatives

The FHLB primarily uses the following derivative instruments:

Interest rate swaps - An interest rate swap is an agreement between two entities to exchange cash flows in the future. The agreement sets the dates on which the cash flows will be exchanged and the manner in which the cash flows will be calculated. One of the simplest forms of an interest rate swap involves the promise by one party to pay cash flows equivalent to the interest on a notional principal amount at a predetermined fixed rate for a given period of time. In return for this promise, this party receives cash flows equivalent to the interest on the same notional principal amount at a variable-rate index for the same period of time. As of December 31, 2019, the variable-rate transacted by the FHLB in its derivatives is either OIS, SOFR, or LIBOR.

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

Types of Hedged Items

The types of assets and liabilities currently hedged with derivatives are:
Investments - The interest rate and prepayment risks associated with the FHLB's investment securities are managed through a combination of debt issuance and derivatives. The FHLB may manage the prepayment and interest rate risk by funding investment securities with Consolidated Obligations that have call features or by hedging these risks with interest rate swaps, caps or floors, or swaptions. The FHLB may also manage the risk arising from changing market prices and volatility of investment securities by entering into economic derivatives that generally offset the changes in fair value of the securities. Derivatives held by the FHLB that are associated with trading and held-to-maturity securities are designated as economic hedges, and derivatives specifically linked to individual available-for-sale securities may qualify as fair value hedges or be designated as economic hedges.

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

Table 11.1 - Fair Value of Derivative Instruments (in thousands)

	December 31, 2019
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as fair value hedging instruments:
Interest rate swaps	$9,310,089	$7,227	$53,641
Derivatives not designated as hedging instruments:
Interest rate swaps	28,501,469	9,685	363
Interest rate swaptions	6,000,000	12,464	—
Forward rate agreements	849,000	21	782
Mortgage delivery commitments	936,269	2,798	64
Total derivatives not designated as hedging instruments	36,286,738	24,968	1,209
Total derivatives before adjustments	$45,596,827	32,195	54,850
Netting adjustments and cash collateral (1)		234,970	(53,540)
Total derivative assets and total derivative liabilities		$267,165	$1,310

	December 31, 2018
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as fair value hedging instruments:
Interest rate swaps	$6,207,278	$2,393	$16,810
Derivatives not designated as hedging instruments:
Interest rate swaps	4,322,480	3,311	1,904
Interest rate swaptions	3,000,000	15,911	—
Forward rate agreements	131,000	—	2,664
Mortgage delivery commitments	146,009	1,726	1
Total derivatives not designated as hedging instruments	7,599,489	20,948	4,569
Total derivatives before adjustments	$13,806,767	23,341	21,379
Netting adjustments and cash collateral (1)		42,424	(16,793)
Total derivative assets and total derivative liabilities		$65,765	$4,586

(1)
Amounts represent the application of the netting requirements that allow the FHLB to settle positive and negative positions, and also cash collateral and related accrued interest held or placed by the FHLB with the same clearing agent and/or counterparty. Cash collateral posted and related accrued interest was (in thousands) $293,148 and $71,246 at December 31, 2019 and 2018. Cash collateral received and related accrued interest was (in thousands) $4,638 and $12,029 at December 31, 2019 and 2018.

In connection with the adoption of new accounting guidance, changes in fair value of the derivative hedging instrument and the hedged item attributable to the hedged risk for designated fair value hedges are recorded in net interest income in the same line as the earnings effect of the hedged item beginning on January 1, 2019. Prior to January 1, 2019, for designated fair value hedges, any hedge ineffectiveness (which represented the amount by which the change in the fair value of the derivative differed from the change in the fair value of the hedge item) was recorded in non-interest income (loss) as net gains (losses) on derivatives and hedging activities.

Table 11.2 presents the impact of qualifying fair value hedging relationships on the Statements of Income as well as the total interest income (expense) by product.

Table 11.2 - Impact of Fair Value Hedging Relationships on the Statements of Income (in thousands)

	For the Year Ended December 31, 2019
	Advances	Available-for-sale Securities	Consolidated Bonds
Total interest income (expense) recorded in the Statements of Income	$1,195,128	$27,691	$(1,033,508)
Impact of Fair Value Hedging Relationships on the Statements of Income (1)
Interest income/expense:
Net interest settlements	$36,052	$(311)	$1,637
Gain (loss) on derivatives	(160,006)	(6,402)	945
Gain (loss) on hedged items	153,435	6,307	(905)
Effect on net interest income	$29,481	$(406)	$1,677

	For the Year Ended December 31, 2018 (2)
	Advances	Available-for-sale securities	Consolidated Bonds
Impact of Fair Value Hedging Relationships on the Statements of Income (1)
Interest income/expense:
Net interest settlements (3)	$24,006	$(44)	$(3,215)
Effect on net interest income	$24,006	$(44)	$(3,215)
Non-interest income (loss):
Gain (loss) on derivatives	$(6,443)	$(1,015)	$2,758
Gain (loss) on hedged items	8,517	1,008	(2,950)
Effect on non-interest income (loss)	$2,074	$(7)	$(192)

	For the Year Ended December 31, 2017 (2)
	Advances	Consolidated Bonds
Impact of Fair Value Hedging Relationships on the Statements of Income (1)
Interest income/expense:
Net interest settlements (3)	$(17,907)	$(1,101)
Effect on net interest income	$(17,907)	$(1,101)
Non-interest income (loss):
Gain (loss) on derivatives	$35,570	$240
Gain (loss) on hedged items	(36,152)	282
Effect on non-interest income (loss)	$(582)	$522

(1)	Includes interest rate swaps.

(2)	Prior period amounts were not conformed to new hedge accounting guidance adopted January 1, 2019.

(3)	Excludes (amortization)/accretion on closed fair value hedge relationships of (in thousands) $(602) and $(2,131) for the years ended December 31, 2018 and 2017.

Table 11.3 presents the cumulative basis adjustments on hedged items designated as fair value hedges and the related amortized cost of the hedged items.

Table 11.3 - Cumulative Basis Adjustments for Fair Value Hedges (in thousands)

	December 31, 2019
Hedged Item	Amortized Cost of Hedged Asset/ Liability (1)	Basis Adjustment for Active Hedging Relationships Included in Amortized Cost	Basis Adjustments for Discontinued Hedging Relationships Included in Amortized Cost	Cumulative Amount of Fair Value Hedging Basis Adjustments
Advances	$9,160,841	$109,078	$851	$109,929
Available-for-sale securities	131,814	7,314	—	7,314
Consolidated Bonds	210,696	708	—	708

(1)	Includes only the portion of amortized cost representing the hedged items in fair value hedging relationships.

Table 11.4 presents net gains (losses) related to derivatives and hedging activities recorded in non-interest income (loss). For fair value hedging relationships, the portion of net gains (losses) representing hedge ineffectiveness were recorded in non-interest income (loss) for periods prior to January 1, 2019.

Table 11.4 - Net Gains (Losses) on Derivatives and Hedging Activities Recorded in Non-interest Income (Loss) (in thousands)

	For the Years Ended December 31,
	2019	2018	2017
Derivatives designated as fair value hedging relationships:
Interest rate swaps	N/A	$1,875	$(60)
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	$(142,193)	10,722	(4,067)
Interest rate swaptions	(19,019)	(5,725)	(17,016)
Forward rate agreements	(10,619)	4,446	(6,054)
Net interest settlements	(24,363)	(46,093)	(8,298)
Mortgage delivery commitments	14,904	(5,349)	10,424
Total net gains (losses) related to derivatives not designated as hedging instruments	(181,290)	(41,999)	(25,011)
Price alignment amount (1)	3,378	(274)	607
Net gains (losses) on derivatives and hedging activities	$(177,912)	$(40,398)	$(24,464)

(1)	This amount is for derivatives for which variation margin is characterized as a daily settled contract.

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

For cleared derivatives, the Clearinghouse determines initial margin requirements and generally credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including, but not limited to, credit rating downgrades. At December 31, 2019, the FHLB was not required to post additional initial margin by its clearing agents based on credit considerations.

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

Table 11.5 presents separately the fair value of derivative instruments meeting or not meeting netting requirements, including the related collateral. At December 31, 2019 and 2018, the FHLB did not receive or pledge any non-cash collateral. Any over-collateralization under an individual clearing agent and/or counterparty level is not included in the determination of the net unsecured amount.

Table 11.5 - Offsetting of Derivative Assets and Derivative Liabilities (in thousands)

	December 31, 2019
	Derivative Instruments Meeting Netting Requirements
	Gross Recognized Amount	Gross Amount of Netting Adjustments and Cash Collateral	Derivative Instruments Not Meeting Netting Requirements (1)	Total Derivative Assets and Total Derivative Liabilities
Derivative Assets:
Uncleared	$16,637	$(13,903)	$2,819	$5,553
Cleared	12,739	248,873	—	261,612
Total				$267,165
Derivative Liabilities:
Uncleared	$53,533	$(53,069)	$846	$1,310
Cleared	471	(471)	—	—
Total				$1,310

	December 31, 2018
	Derivative Instruments Meeting Netting Requirements
	Gross Recognized Amount	Gross Amount of Netting Adjustments and Cash Collateral	Derivative Instruments Not Meeting Netting Requirements (1)	Total Derivative Assets and Total Derivative Liabilities
Derivative Assets:
Uncleared	$20,284	$(20,250)	$1,726	$1,760
Cleared	1,331	62,674	—	64,005
Total				$65,765
Derivative Liabilities:
Uncleared	$13,745	$(11,824)	$2,665	$4,586
Cleared	4,969	(4,969)	—	—
Total				$4,586

(1)	Represents mortgage delivery commitments and forward rate agreements that are not subject to an enforceable netting agreement.

Note 12 - Deposits

The FHLB offers demand and overnight deposits to members and to qualifying nonmembers. In addition, the FHLB offers short-term interest-bearing deposit programs to members, and in certain cases, to qualifying nonmembers. A member that services mortgage loans may deposit funds collected in connection with the mortgage loans at the FHLB, pending disbursement of such funds to the owners of the mortgage loans. The FHLB classifies these funds as other interest-bearing deposits. Deposits classified as demand, overnight, and other pay interest based on a daily interest rate. Term deposits pay interest based on a fixed rate determined at the issuance of the deposit.

Certain financial institutions have agreed to maintain compensating balances in consideration for correspondent and other non-credit services. These balances are included in interest-bearing deposits on the accompanying financial statements. The compensating balances required to be held by the FHLB averaged (in thousands) $6,178 and $8,343 during 2019 and 2018.

Non-interest bearing deposits represent funds for which the FHLB acts as a pass-through correspondent for member institutions required to deposit reserves with the Federal Reserve Banks.

Table 12.1 - Deposits (in thousands)

	December 31, 2019	December 31, 2018
Interest-bearing:
Demand and overnight	$906,028	$605,979
Term	27,850	51,600
Other	7,179	4,959
Total interest-bearing	941,057	662,538
Non-interest bearing:
Other	10,239	6,478
Total non-interest bearing	10,239	6,478
Total deposits	$951,296	$669,016

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

The par values of the 11 FHLBanks' outstanding Consolidated Obligations were approximately $1,025.9 billion and $1,031.6 billion at December 31, 2019 and 2018. Finance Agency regulations require the FHLB to maintain unpledged qualifying assets equal to its participation in the Consolidated Obligations outstanding. Qualifying assets are defined as cash; secured Advances; obligations of or fully guaranteed by the United States; obligations, participations, or other instruments of or issued by Fannie Mae or Ginnie Mae; mortgages, obligations, or other securities which are or ever have been sold by Freddie Mac under the FHLBank Act; and such securities as fiduciary and trust funds may invest in under the laws of the state in which the FHLB is located. Any assets subject to a lien or pledge for the benefit of holders of any issue of Consolidated Obligations are treated as if they were free from lien or pledge for purposes of compliance with these regulations.

Table 13.1 - Consolidated Discount Notes Outstanding (dollars in thousands)

	Book Value	Principal Amount	Weighted Average Interest Rate (1)
December 31, 2019	$49,084,219	$49,176,985	1.56%
December 31, 2018	$46,943,632	$47,071,113	2.35%

(1)	Represents an implied rate without consideration of concessions.

Table 13.2 - Consolidated Bonds Outstanding by Original Contractual Maturity (dollars in thousands)

	December 31, 2019		December 31, 2018
Year of Original Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$18,259,565	1.77%	$21,085,800	2.20%
Due after 1 year through 2 years	8,293,595	1.96	6,998,565	2.13
Due after 2 years through 3 years	3,024,885	2.41	6,829,595	2.05
Due after 3 years through 4 years	3,123,120	2.62	2,958,620	2.39
Due after 4 years through 5 years	1,540,405	2.73	3,248,975	2.63
Thereafter	4,139,000	2.97	4,525,635	2.94
Total principal amount	38,380,570	2.10	45,647,190	2.29
Premiums	64,604		75,809
Discounts	(24,335)		(29,275)
Hedging adjustments	708		(196)
Fair value option valuation adjustment and accrued interest	18,177		(34,390)
Total	$38,439,724		$45,659,138

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

Table 13.3 - Consolidated Bonds Outstanding by Call Features (in thousands)

	December 31, 2019	December 31, 2018
Principal Amount of Consolidated Bonds:
Non-callable	$32,953,570	$38,539,190
Callable	5,427,000	7,108,000
Total principal amount	$38,380,570	$45,647,190

Table 13.4 - Consolidated Bonds Outstanding by Original Contractual Maturity or Next Call Date (in thousands)

Year of Original Contractual Maturity or Next Call Date	December 31, 2019	December 31, 2018
Due in 1 year or less	$22,631,565	$27,173,800
Due after 1 year through 2 years	7,130,595	5,773,565
Due after 2 years through 3 years	2,662,885	5,060,595
Due after 3 years through 4 years	2,343,120	2,470,620
Due after 4 years through 5 years	1,253,405	2,231,975
Thereafter	2,359,000	2,936,635
Total principal amount	$38,380,570	$45,647,190

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

Table 13.5 - Consolidated Bonds by Interest-rate Payment Type (in thousands)

	December 31, 2019	December 31, 2018
Principal Amount of Consolidated Bonds:
Fixed-rate	$27,368,570	$29,837,190
Variable-rate	11,012,000	15,470,000
Step-up	—	340,000
Total principal amount	$38,380,570	$45,647,190

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

There was no shortfall, as described above, in 2019, 2018, or 2017. If an FHLBank finds that its required AHP obligations are contributing to its financial instability, it may apply to the Finance Agency for a temporary suspension of its contributions. The FHLB has never made such an application.

Table 14.1 - Analysis of AHP Liability (in thousands)

	2019	2018
Balance at beginning of year	$117,336	$109,877
Assessments (current year additions)	30,801	37,884
Subsidy uses, net	(32,842)	(30,425)
Balance at end of year	$115,295	$117,336

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

The Finance Agency may require the FHLB to maintain greater permanent capital than is required based on Finance Agency rules and regulations.

At December 31, 2019 and 2018, the FHLB was in compliance with each of these capital requirements.

Table 15.1 - Capital Requirements (dollars in thousands)

	December 31, 2019		December 31, 2018
	Minimum Requirement	Actual	Minimum Requirement	Actual
Risk-based capital	$820,635	$4,482,519	$837,666	$5,366,443
Capital-to-assets ratio (regulatory)	4.00%	4.79%	4.00%	5.41%
Regulatory capital	$3,739,662	$4,482,519	$3,968,103	$5,366,443
Leverage capital-to-assets ratio (regulatory)	5.00%	7.19%	5.00%	8.11%
Leverage capital	$4,674,578	$6,723,779	$4,960,129	$8,049,665

The FHLB currently offers only Class B stock, which is issued and redeemed at a par value of $100 per share. Class B stock may be issued to meet membership and activity stock purchase requirements, to pay dividends, and to pay interest on mandatorily redeemable capital stock. Membership stock is required to become a member of and maintain membership in the FHLB. The membership stock requirement is based upon a percentage of the member's total assets. At December 31, 2019, the membership stock requirement was determined within a declining range from 0.16 percent to 0.05 percent of each member's total assets, with a minimum of $1 thousand and a maximum of $30 million for each member. In addition to membership stock, a member may be required to hold activity stock to capitalize its Mission Asset Activity with the FHLB.

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

Restricted Retained Earnings. The Capital Agreement is intended to enhance the capital position of each FHLBank. The Capital Agreement provides that each FHLBank contributes 20 percent of its net income each quarter to a separate restricted retained earnings account until the balance of that account equals at least one percent of that FHLBank's average balance of outstanding Consolidated Obligations for the previous quarter. These restricted retained earnings are not available to pay dividends but are available to absorb unexpected losses, if any, that an FHLBank may experience. At December 31, 2019 and 2018 the FHLB had (in thousands) $446,048 and $390,829 in restricted retained earnings.

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

Stock subject to a redemption or withdrawal notice that is within the “grace period” continues to be considered equity because there is no penalty or fee to retract these notices. Expiration of the “grace period” triggers the reclassification from equity to a liability (mandatorily redeemable capital stock) at fair value because after the “grace period” the penalty to retract these notices is considered substantive. If a member cancels its written notice of redemption or notice of withdrawal, the FHLB will reclassify mandatorily redeemable capital stock from a liability to equity. Dividends related to capital stock classified as a liability are accrued at the expected dividend rate and reported as interest expense in the Statements of Income. For the years ended December 31, 2019, 2018, and 2017 dividends on mandatorily redeemable capital stock (in thousands) of $1,113, $1,806 and $2,514 were recorded as interest expense.

Table 15.2 - Mandatorily Redeemable Capital Stock Rollforward (in thousands)

	2019	2018	2017
Balance, beginning of year	$23,184	$30,031	$34,782
Capital stock subject to mandatory redemption reclassified from equity	8,269	68,185	270,458
Capital stock previously subject to mandatory redemption reclassified to capital	(1,020)	(5,599)	—
Repurchase/redemption of mandatorily redeemable capital stock	(8,764)	(69,433)	(275,209)
Balance, end of year	$21,669	$23,184	$30,031

The number of stockholders holding the mandatorily redeemable capital stock was 28, 25 and 26 at December 31, 2019, 2018, and 2017.

As of December 31, 2019 there were no members or former members that had requested redemptions of capital stock whose stock had not been reclassified as mandatorily redeemable capital stock because the “grace periods” had not yet expired on these requests.

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

Table 15.3 - Mandatorily Redeemable Capital Stock by Contractual Year of Redemption (in thousands)

Contractual Year of Redemption	December 31, 2019	December 31, 2018
Year 1	$371	$1,633
Year 2	298	371
Year 3	1,129	357
Year 4	2,955	1,209
Year 5	1,931	3,553
Thereafter (1)	650	624
Past contractual redemption date due to remaining activity (2)	14,335	15,437
Total	$21,669	$23,184

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

Excess Capital Stock. Finance Agency regulations limit the ability of an FHLBank to create member excess stock under certain circumstances. The FHLB may not pay dividends in the form of capital stock or issue new excess stock to members if its excess stock exceeds one percent of its total assets or if the issuance of excess stock would cause the FHLB's excess stock to exceed one percent of its total assets. At December 31, 2019, the FHLB had excess capital stock outstanding totaling less than one percent of its total assets. At December 31, 2019, the FHLB was in compliance with the Finance Agency's excess stock rules.

Note 16 - Accumulated Other Comprehensive Income (Loss)

The following tables summarize the changes in accumulated other comprehensive income (loss) for the years ended December 31, 2019, 2018 and 2017.

Table 16.1 - Accumulated Other Comprehensive Income (Loss) (in thousands)

	Net unrealized gains (losses) on available-for-sale securities	Pension and postretirement benefits	Total accumulated other comprehensive income (loss)
BALANCE, DECEMBER 31, 2016	$23	$(13,279)	$(13,256)
Other comprehensive income before reclassification:
Net unrealized gains (losses)	(147)	—	(147)
Net actuarial gains (losses)	—	(4,964)	(4,964)
Reclassifications from other comprehensive income (loss) to net income:
Amortization - pension and postretirement benefits	—	1,707	1,707
Net current period other comprehensive income (loss)	(147)	(3,257)	(3,404)
BALANCE, DECEMBER 31, 2017	(124)	(16,536)	(16,660)
Other comprehensive income before reclassification:
Net unrealized gains (losses)	14	—	14
Net actuarial gains (losses)	—	1,403	1,403
Reclassifications from other comprehensive income (loss) to net income:
Amortization - pension and postretirement benefits	—	2,200	2,200
Net current period other comprehensive income (loss)	14	3,603	3,617
BALANCE, DECEMBER 31, 2018	(110)	(12,933)	(13,043)
Other comprehensive income before reclassification:
Net unrealized gains (losses)	480	—	480
Net actuarial gains (losses)	—	(5,665)	(5,665)
Reclassifications from other comprehensive income (loss) to net income:
Amortization - pension and postretirement benefits	—	1,834	1,834
Net current period other comprehensive income (loss)	480	(3,831)	(3,351)
BALANCE, DECEMBER 31, 2019	$370	$(16,764)	$(16,394)

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

The most recent Form 5500 available for the Pentegra Defined Benefit Plan is for the year ended June 30, 2018. The FHLB did not contribute more than five percent of the total contributions to the Pentegra Defined Benefit Plan for the plan years ended June 30, 2018 and 2017. The FHLB contributed more than five percent of the total contributions to the Pentegra Defined Benefit Plan for the plan year ended June 30, 2016.

Table 17.1 - Pentegra Defined Benefit Plan Net Pension Cost and Funded Status (dollars in thousands)

	2019		2018		2017
Net pension cost charged to compensation and benefit expense for the year ended December 31	$6,973		$8,988		$8,340
Pentegra Defined Benefit Plan funded status as of July 1	108.59%	(a)	110.96%	(b)	111.75%
FHLB's funded status as of July 1	125.76%		124.65%		124.35%

(a)
The Pentegra Defined Benefit Plan's funded status as of July 1, 2019 is preliminary and may increase because the plan's participants were permitted to make contributions for the plan year ended June 30, 2019 through March 15, 2020. Contributions made on or before March 15, 2020, and designated for the plan year ended June 30, 2019, will be included in the final valuation as of July 1, 2019. The final funded status as of July 1, 2019 will not be available until the Form 5500 for the plan year July 1, 2019 through June 30, 2020 is filed (this Form 5500 is due to be filed no later than April 2021).

(b)
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

Qualified Defined Contribution Plan. The FHLB also participates in the Pentegra Defined Contribution Plan for Financial Institutions, a tax-qualified, defined contribution pension plan. The FHLB contributes a percentage of the participants' compensation by making a matching contribution equal to a percentage of voluntary employee contributions, subject to certain limitations. The FHLB contributed $1,333,000, $1,249,000, and $1,191,000 in the years ended December 31, 2019, 2018, and 2017, respectively. The FHLB's contributions are recorded as compensation and benefits expense in the Statements of Income.

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

Table 17.2 - Benefit Obligation, Fair Value of Plan Assets and Funded Status (in thousands)

	Defined Benefit Retirement Plan		Postretirement Benefits Plan
Change in benefit obligation:	2019	2018	2019	2018
Benefit obligation at beginning of year	$38,687	$39,545	$4,481	$4,795
Service cost	902	1,129	14	19
Interest cost	1,550	1,353	181	166
Actuarial loss (gain)	5,496	(1,127)	169	(276)
Benefits paid	(2,389)	(2,213)	(207)	(223)
Benefit obligation at end of year	44,246	38,687	4,638	4,481
Change in plan assets:
Fair value of plan assets at beginning of year	—	—	—	—
Employer contribution	2,389	2,213	207	223
Benefits paid	(2,389)	(2,213)	(207)	(223)
Fair value of plan assets at end of year	—	—	—	—
Funded status at end of year	$(44,246)	$(38,687)	$(4,638)	$(4,481)

Amounts recognized in “Other liabilities” on the Statements of Condition for the FHLB's nonqualified supplemental Defined Benefit Retirement Plan and Postretirement Benefits Plan as of December 31, 2019 and 2018 were (in thousands) $48,884 and $43,168.

Table 17.3 - Amounts Recognized in Accumulated Other Comprehensive Income (in thousands)

	Defined Benefit Retirement Plan		Postretirement Benefits Plan
	2019	2018	2019	2018
Net actuarial loss	$16,440	$12,779	$324	$154

Table 17.4 - Net Periodic Benefit Cost and Other Amounts Recognized in Accumulated Other Comprehensive Income (in thousands)

	For the Years Ended December 31,
	Defined Benefit Retirement Plan			Postretirement Benefits Plan
	2019	2018	2017	2019	2018	2017
Net Periodic Benefit Cost
Service cost	$902	$1,129	$882	$14	$19	$28
Interest cost	1,550	1,353	1,367	181	166	197
Amortization of net loss	1,834	2,200	1,702	—	—	5
Net periodic benefit cost	$4,286	$4,682	$3,951	$195	$185	$230
Other Changes in Benefit Obligations Recognized in Other Comprehensive Income
Net loss (gain)	$5,496	$(1,127)	$5,060	$169	$(276)	$(96)
Amortization of net loss	(1,834)	(2,200)	(1,702)	—	—	(5)
Total recognized in other comprehensive income	3,662	(3,327)	3,358	169	(276)	(101)
Total recognized in net periodic benefit cost and other comprehensive income	$7,948	$1,355	$7,309	$364	$(91)	$129

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

Table 17.5 - Amortization for Next Fiscal Year (in thousands)

	Defined Benefit Retirement Plan	Postretirement Benefits Plan
Net actuarial loss	$2,254	$—

Table 17.6 presents the key assumptions used for the actuarial calculations to determine benefit obligations for the nonqualified supplemental Defined Benefit Retirement Plan and Postretirement Benefits Plan.

Table 17.6 - Benefit Obligation Key Assumptions

	Defined Benefit Retirement Plan		Postretirement Benefits Plan
	2019	2018	2019	2018
Discount rate	3.06%	4.10%	3.12%	4.15%
Salary increases	5.00%	5.00%	N/A	N/A

Table 17.7 presents the key assumptions used for the actuarial calculations to determine net periodic benefit cost for the FHLB's Defined Benefit Retirement Plan and Postretirement Benefit Plan.

Table 17.7 - Net Periodic Benefit Cost Key Assumptions

	Defined Benefit Retirement Plan			Postretirement Benefits Plan
	2019	2018	2017	2019	2018	2017
Discount rate	4.10%	3.45%	3.91%	4.15%	3.53%	4.10%
Salary increases	5.00%	5.00%	4.50%	N/A	N/A	N/A

Table 17.8 - Postretirement Benefits Plan Assumed Health Care Cost Trend Rates

	2019	2018
Assumed for next year	6.00%	6.50%
Ultimate rate	5.00%	5.00%
Year that ultimate rate is reached	2021	2021

The effect of a percentage point increase in the assumed health care trend rates would be an increase in net periodic postretirement benefit expense of $34,000 and in accumulated postretirement benefit obligation (APBO) of $775,000. The effect of a percentage point decrease in the assumed health care trend rates would be a decrease in net periodic postretirement benefit expense of $27,000 and in APBO of $627,000.

The discount rates for the disclosures as of December 31, 2019 were determined by using a discounted cash flow approach, which incorporates the timing of each expected future benefit payment. Estimated future benefit payments are based on each plan's census data, benefit formulas and provisions, and valuation assumptions reflecting the probability of decrement and survival. The present value of the future benefit payments is determined by using weighted average duration based interest rate yields from a variety of highly rated relevant corporate bond indices as of December 31, 2019, and solving for the single discount rate that produces the same present value.

Table 17.9 presents the estimated future benefits payments reflecting expected future services for the years ended after December 31, 2019.

Table 17.9 - Estimated Future Benefit Payments (in thousands)

Years	Defined Benefit Retirement Plan	Postretirement Benefit Plan
2020	$2,128	$218
2021	2,260	232
2022	2,389	233
2023	1,882	234
2024	1,874	231
2025 - 2029	11,651	1,213

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

The following tables set forth the FHLB's financial performance by operating segment for the years ended December 31.

Table 18.1 - Financial Performance by Operating Segment (in thousands)

	For the Years Ended December 31,
	Traditional Member Finance	MPP	Total
2019
Net interest income after provision for credit losses	$308,585	$97,247	$405,832
Non-interest income (loss)	(2,252)	(7,967)	(10,219)
Non-interest expense	77,751	10,967	88,718
Income before assessments	228,582	78,313	306,895
Affordable Housing Program assessments	22,969	7,832	30,801
Net income	$205,613	$70,481	$276,094
2018
Net interest income after provision for credit losses	$389,615	$108,957	$498,572
Non-interest income (loss)	(32,415)	(4,403)	(36,818)
Non-interest expense	73,441	11,278	84,719
Income before assessments	283,759	93,276	377,035
Affordable Housing Program assessments	28,556	9,328	37,884
Net income	$255,203	$83,948	$339,151
2017
Net interest income	$334,383	$94,760	$429,143
Provision for credit losses	—	500	500
Net interest income after provision for credit losses	334,383	94,260	428,643
Non-interest income (loss)	2,979	(4,216)	(1,237)
Non-interest expense	67,571	11,147	78,718
Income before assessments	269,791	78,897	348,688
Affordable Housing Program assessments	27,230	7,890	35,120
Net income	$242,561	$71,007	$313,568

Table 18.2 - Asset Balances by Operating Segment (in thousands)

	Assets
	Traditional Member Finance	MPP	Total
December 31, 2019	$81,064,206	$12,427,353	$93,491,559
December 31, 2018	86,042,150	13,160,423	99,202,573

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

The FHLB reviews the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain financial assets or liabilities. Such reclassifications would be reported as transfers in/out at fair value as of the beginning of the quarter in which the changes occur. The FHLB did not have any transfers of assets or liabilities between fair value levels during the years ended December 31, 2019 or 2018.

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
Table 19.1 - Fair Value Summary (in thousands)

	December 31, 2019
		Fair Value
Financial Instruments	Carrying Value	Total	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral (1)
Assets:
Cash and due from banks	$20,608	$20,608	$20,608	$—	$—	$—
Interest-bearing deposits	550,160	550,160	—	550,160	—	—
Securities purchased under agreements to resell	2,348,584	2,348,607	—	2,348,607	—	—
Federal funds sold	4,833,000	4,833,000	—	4,833,000	—	—
Trading securities	11,615,693	11,615,693	—	11,615,693	—	—
Available-for-sale securities	1,542,185	1,542,185	—	1,542,185	—	—
Held-to-maturity securities	13,499,319	13,501,207	—	13,501,207	—	—
Advances (2)	47,369,573	47,458,028	—	47,458,028	—	—
Mortgage loans held for portfolio, net	11,235,353	11,437,180	—	11,424,857	12,323	—
Accrued interest receivable	182,252	182,252	—	182,252	—	—
Derivative assets	267,165	267,165	—	32,195	—	234,970
Liabilities:
Deposits	951,296	951,343	—	951,343	—	—
Consolidated Obligations:
Discount Notes (3)	49,084,219	49,086,723	—	49,086,723	—	—
Bonds (4)	38,439,724	38,832,230	—	38,832,230	—	—
Mandatorily redeemable capital stock	21,669	21,669	21,669	—	—	—
Accrued interest payable	126,091	126,091	—	126,091	—	—
Derivative liabilities	1,310	1,310	—	54,850	—	(53,540)
Other:
Standby bond purchase agreements	—	407	—	407	—	—

(1)
Amounts represent the application of the netting requirements that allow the FHLB to settle positive and negative positions and also cash collateral and related accrued interest held or placed by the FHLB with the same counterparty.

(2)	Includes (in thousands) $5,238 of Advances recorded under the fair value option at December 31, 2019.

(3)	Includes (in thousands) $12,386,974 of Consolidated Obligation Discount Notes recorded under the fair value option at December 31, 2019.

(4)	Includes (in thousands) $4,757,177 of Consolidated Obligation Bonds recorded under the fair value option at December 31, 2019.

	December 31, 2018
		Fair Value
Financial Instruments	Carrying Value	Total	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral (1)
Assets:
Cash and due from banks	$10,037	$10,037	$10,037	$—	$—	$—
Interest-bearing deposits	122	122	—	122	—	—
Securities purchased under agreements to resell	4,402,208	4,402,237	—	4,402,237	—	—
Federal funds sold	10,793,000	10,793,000	—	10,793,000	—	—
Trading securities	223,980	223,980	—	223,980	—	—
Available-for-sale securities	2,402,897	2,402,897	—	2,402,897	—	—
Held-to-maturity securities	15,791,222	15,575,368	—	15,575,368	—	—
Advances (2)	54,822,252	54,736,645	—	54,736,645	—	—
Mortgage loans held for portfolio, net	10,500,917	10,329,982	—	10,317,010	12,972	—
Accrued interest receivable	169,982	169,982	—	169,982	—	—
Derivative assets	65,765	65,765	—	23,341	—	42,424
Liabilities:
Deposits	669,016	668,947	—	668,947	—	—
Consolidated Obligations:
Discount Notes	46,943,632	46,944,523	—	46,944,523	—	—
Bonds (3)	45,659,138	45,385,615	—	45,385,615	—	—
Mandatorily redeemable capital stock	23,184	23,184	23,184	—	—	—
Accrued interest payable	147,337	147,337	—	147,337	—	—
Derivative liabilities	4,586	4,586	—	21,379	—	(16,793)
Other:
Standby bond purchase agreements	—	443	—	443	—	—

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

The FHLB's discounted cash flow analysis uses market-observable inputs. Inputs, by class of derivative, are as follows:

Interest rate swaps and interest rate swaptions:

▪	Discount rate assumption. OIS or SOFR Swap Curve;

▪	Forward interest rate assumption. OIS, SOFR, or LIBOR Swap Curve; and

▪	Volatility assumption. Market-based expectations of future interest rate volatility implied from current market prices for similar options.

TBA MBS:

▪	Market-based prices by coupon class and expected term until settlement.

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

The fair values of the FHLB's derivatives include accrued interest receivable/payable and related cash collateral. The estimated fair values of the accrued interest receivable/payable and cash collateral approximate their carrying values due to their short-term nature. Derivatives are presented on a net basis by counterparty when it has met the netting requirements. If these netted amounts are positive, they are classified as an asset and if negative, they are classified as a liability.

Consolidated Obligations recorded under the fair value option: The FHLB determines the fair values of non-option-based Consolidated Obligation Bonds and all Consolidated Obligation Discount Notes recorded under the fair value option by calculating the present value of scheduled future cash flows. Inputs used to determine the fair value of these Consolidated Obligation Bonds and Discount Notes are the discount rates, which are estimated current market yields. For non-option-based Bonds and all Discount Notes, the market yields are either indicated by the Office of Finance for Consolidated Obligations with similar current terms or by a constructed SOFR swap curve for SOFR indexed Consolidated Obligations.

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

Adjustments may be necessary to reflect the 11 FHLBanks' credit quality when valuing Consolidated Obligation Bonds recorded under the fair value option. Due to the joint and several liability for Consolidated Obligations, the FHLB monitors its own creditworthiness and the creditworthiness of the other FHLBanks to determine whether any credit adjustments are necessary in its fair value measurement of Consolidated Obligation Bonds. No adjustments were considered necessary at December 31, 2019 or 2018.

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

Fair Value Measurements.

Table 19.2 presents the fair value of financial assets and liabilities that are recorded on a recurring or nonrecurring basis at December 31, 2019 and 2018, by level within the fair value hierarchy. The FHLB records nonrecurring fair value adjustments to reflect partial write-downs on certain mortgage loans.

Table 19.2 - Fair Value Measurements (in thousands)

	Fair Value Measurements at December 31, 2019
	Total	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral (1)
Recurring fair value measurements - Assets
Trading securities:
U.S. Treasury obligations	$9,626,964	$—	$9,626,964	$—	$—
GSE obligations	1,988,259	—	1,988,259	—	—
U.S. obligation single-family MBS	470	—	470	—	—
Total trading securities	11,615,693	—	11,615,693	—	—
Available-for-sale securities:
Certificates of deposit	1,410,111	—	1,410,111	—	—
GSE obligations	132,074	—	132,074	—	—
Total available-for-sale securities	1,542,185	—	1,542,185	—	—
Advances	5,238	—	5,238	—	—
Derivative assets:
Interest rate related	264,346	—	29,376	—	234,970
Forward rate agreements	21	—	21	—	—
Mortgage delivery commitments	2,798	—	2,798	—	—
Total derivative assets	267,165	—	32,195	—	234,970
Total assets at fair value	$13,430,281	$—	$13,195,311	$—	$234,970

Recurring fair value measurements - Liabilities
Consolidated Obligations:
Discount Notes	$12,386,974	$—	$12,386,974	$—	$—
Bonds	4,757,177	—	4,757,177	—	—
Total Consolidated Obligations	17,144,151	—	17,144,151	—	—
Derivative liabilities:
Interest rate related	464	—	54,004	—	(53,540)
Forward rate agreements	782	—	782	—	—
Mortgage delivery commitments	64	—	64	—	—
Total derivative liabilities	1,310	—	54,850	—	(53,540)
Total liabilities at fair value	$17,145,461	$—	$17,199,001	$—	$(53,540)

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

Table 19.3 presents net gains (losses) recognized in earnings related to financial assets and liabilities in which the fair value option was elected during the years ended December 31, 2019, 2018 and 2017.

Table 19.3 – Fair Value Option - Financial Assets and Liabilities (in thousands)

	For the Years Ended December 31,
Net Gains (Losses) from Changes in Fair Value Recognized in Earnings	2019	2018	2017
Advances	$238	$(4)	$(81)
Consolidated Discount Notes	(1,060)	—	—
Consolidated Bonds	(53,030)	(14,180)	10,490
Total net gains (losses)	$(53,852)	$(14,184)	$10,409

For instruments recorded under the fair value option, the related contractual interest income and contractual interest expense are recorded as part of net interest income on the Statements of Income. The remaining changes in fair value for instruments in which the fair value option has been elected are recorded as “Net gains (losses) on financial instruments held under fair value option” in the Statements of Income, except for changes in fair value related to instrument specific credit risk, which are recorded in accumulated other comprehensive income in the Statement of Condition. The FHLB has determined that none of the remaining changes in fair value were related to instrument-specific credit risk for the years ended December 31, 2019 or 2018. In determining that there has been no change in instrument-specific credit risk period to period, the FHLB primarily considered the following factors:

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

Table 19.4 – Aggregate Unpaid Balance and Aggregate Fair Value (in thousands)

	December 31, 2019			December 31, 2018
	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Aggregate Fair Value Over/(Under) Aggregate Unpaid Principal Balance	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Aggregate Fair Value Over/(Under) Aggregate Unpaid Principal Balance
Advances (1)	$5,000	$5,238	$238	$10,000	$10,008	$8
Consolidated Discount Notes	12,400,865	12,386,974	(13,891)	—	—	—
Consolidated Bonds	4,739,000	4,757,177	18,177	3,941,000	3,906,610	(34,390)

(1)	At December 31, 2019 and 2018, none of the Advances were 90 days or more past due or had been placed on non-accrual status.

Note 20 - Commitments and Contingencies

As previously described, Consolidated Obligations are backed only by the financial resources of the FHLBanks. The joint and several liability Finance Agency regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal and interest on Consolidated Obligations for which another FHLBank is the primary obligor. No FHLBank has ever been asked or required to repay the principal or interest on any Consolidated Obligation on behalf of another FHLBank, and as of December 31, 2019, and through the filing date of this report, the FHLB does not believe that it is probable that it will be asked to do so.

The FHLB determined that it was not necessary to recognize a liability for the fair values of its joint and several obligation related to other FHLBanks' Consolidated Obligations at December 31, 2019, 2018, or 2017. The joint and several obligations are mandated by Finance Agency regulations and are not the result of arms-length transactions among the FHLBanks. The FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several obligation.

Table 20.1 - Off-Balance Sheet Commitments (in thousands)

	December 31, 2019			December 31, 2018
Notional Amount	Expire within one year	Expire after one year	Total	Expire within one year	Expire after one year	Total
Standby Letters of Credit	$15,143,075	$1,062,105	$16,205,180	$14,578,925	$268,395	$14,847,320
Commitments for standby bond purchases	20,360	55,150	75,510	23,215	54,820	78,035
Commitments to purchase mortgage loans	936,269	—	936,269	146,009	—	146,009
Unsettled Consolidated Bonds, principal amount (1)	—	—	—	92,000	—	92,000
Unsettled Consolidated Discount Notes, principal amount (1)	—	—	—	525,000	—	525,000

(1)	Expiration is based on settlement period rather than underlying contractual maturity of Consolidated Obligations.

Standby Letters of Credit. The FHLB issues Standby Letters of Credit on behalf of its members to support certain obligations of the members (or member's customer) to third-party beneficiaries. These Standby Letters of Credit are subject to the same collateralization and borrowing limits that are applicable to Advances. Standby Letters of Credit may be offered to assist members in facilitating residential housing finance, community lending, and asset-liability management, and to provide liquidity. In particular, members often use Standby Letters of Credit as collateral for deposits from federal and state government agencies. Standby Letters of Credit are executed for members for a fee. If the FHLB is required to make payment for a beneficiary's draw, the member either reimburses the FHLB for the amount drawn or, subject to the FHLB's discretion, the amount drawn may be converted into a collateralized Advance to the member. However, Standby Letters of Credit usually expire without being drawn upon. Standby Letters of Credit have original expiration periods of up to 18 years, currently expiring no later than 2034. Unearned fees and the value of guarantees related to Standby Letters of Credit are recorded in other liabilities and amounted to (in thousands) $5,170 and $3,331 at December 31, 2019 and 2018.

The FHLB monitors the creditworthiness of its members that have Standby Letters of Credit. In addition, Standby Letters of Credit are subject to the same collateralization and borrowing limits that apply to Advances and are fully collateralized at the time of issuance. As a result, the FHLB has deemed it unnecessary to record any additional liability on these commitments.

Standby Bond Purchase Agreements. The FHLB has executed standby bond purchase agreements with one state housing authority whereby the FHLB, for a fee, agrees as a liquidity provider if required, to purchase and hold the authority's bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bonds according to a schedule established by the standby agreement. Each standby agreement dictates the specific terms that would require the FHLB to purchase the bonds. The bond purchase commitments entered into by the FHLB have original expiration periods up to 6 years, currently no later than 2022, although some are renewable at the option of the FHLB. During 2019 and 2018, the FHLB was not required to purchase any bonds under these agreements.

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

Note 21 - Transactions with Other FHLBanks

The FHLB notes all transactions with other FHLBanks on the face of its financial statements. Occasionally, the FHLB loans short-term funds to and borrows short-term funds from other FHLBanks. These loans and borrowings are transacted at then current market rates when traded. There were no such loans or borrowings outstanding at December 31, 2019, 2018, or 2017. The following table details the average daily balance of lending and borrowing between the FHLB and other FHLBanks for the years ended December 31.

Table 21.1 - Lending and Borrowing Between the FHLB and Other FHLBanks (in thousands)

	Average Daily Balances for the Years Ended December 31,
	2019	2018	2017
Loans to other FHLBanks	$2,877	$1,370	$14
Borrowings from other FHLBanks	137	274	959

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

During the year ended December 31, 2019 the par amount of the liability on Consolidated Obligations transferred to the FHLB totaled (in thousands) $10,000. All such transfers were from the FHLBank of Boston. The net premiums associated with these transactions were (in thousands) $2,697 in 2019. There were no Consolidated Obligations transferred to the FHLB during the years ended December 31, 2018, or 2017. The FHLB had no Consolidated Obligations transferred to other FHLBanks during these periods.

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

For financial statement purposes, the FHLB defines related parties as those members with more than 10 percent of the voting interests of the FHLB capital stock outstanding. Federal statute prescribes the voting rights of members in the election of both Member and Independent directors. For Member directorships, the Finance Agency designates the number of Member directorships in a given year and an eligible voting member may vote only for candidates seeking election in its respective state. For Independent directors, the FHLB's Board of Directors nominates candidates to be placed on the ballot in an at-large election. For both Member and Independent director elections, a member is entitled to vote one share of required capital stock, subject to a statutory limitation, for each applicable directorship. Under this limitation, the total number of votes that a member may cast is limited to the average number of shares of the FHLB's capital stock that were required to be held by all members in that state as of the record date for voting. Nonmember stockholders are not eligible to vote in director elections. Due to these statutory limitations, no member owned more than 10 percent of the voting interests of the FHLB at December 31, 2019 or 2018.

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

Transactions with Directors' Financial Institutions. In the ordinary course of its business, the FHLB provides products and services to members whose officers or directors serve as directors of the FHLB (Directors' Financial Institutions). Finance Agency regulations require that transactions with Directors' Financial Institutions be made on the same terms as those with any other member. The following table reflects balances with Directors' Financial Institutions for the items indicated below. The FHLB had no MBS or derivatives transactions with Directors' Financial Institutions at December 31, 2019 or 2018.

Table 22.1 - Transactions with Directors' Financial Institutions (dollars in millions)

	December 31, 2019		December 31, 2018
	Balance	% of Total (1)	Balance	% of Total (1)
Advances	$3,428	7.3%	$3,424	6.2%
MPP	122	1.1	585	5.7
Regulatory capital stock	176	5.2	419	9.6

(1)	Percentage of total principal (Advances), unpaid principal balance (MPP), and regulatory capital stock.

Concentrations. The following table shows regulatory capital stock balances, outstanding Advance principal balances, and unpaid principal balances of mortgage loans held for portfolio of stockholders holding five percent or more of regulatory capital stock and includes any known affiliates that are members of the FHLB.

Table 22.2 - Stockholders Holding Five Percent or more of Regulatory Capital Stock (dollars in millions)

	Regulatory Capital Stock		Advance	MPP Unpaid
December 31, 2019	Balance	% of Total	Principal	Principal Balance
JPMorgan Chase Bank, N.A.	$675	20%	$4,500	$—
U.S. Bank, N.A.	485	14	13,874	17

	Regulatory Capital Stock		Advance	MPP Unpaid
December 31, 2018	Balance	% of Total	Principal	Principal Balance
JPMorgan Chase Bank, N.A.	$1,085	25%	$23,400	$—
U.S. Bank, N.A.	796	18	4,574	19
The Huntington National Bank	248	6	6	486

Nonmember Affiliates. The FHLB has relationships with three nonmember affiliates, the Kentucky Housing Corporation, the Ohio Housing Finance Agency and the Tennessee Housing Development Agency. The FHLB had no investments in or borrowings to any of these nonmember affiliates at December 31, 2019 or 2018. The FHLB has executed standby bond purchase agreements with the Ohio Housing Finance Agency whereby the FHLB, for a fee, agrees as a liquidity provider if required, to purchase and hold the authority's bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bond according to a schedule established by the standby agreement. For the years ended December 31, 2019 and 2018, the FHLB was not required to purchase any bonds under these agreements.

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

DISCLOSURE CONTROLS AND PROCEDURES

As of December 31, 2019, the FHLB's management, including its principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, these two officers each concluded that, as of December 31, 2019, the FHLB maintained effective disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that it files under the Exchange Act is (1) accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

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

The FHLB's management assessed the effectiveness of the FHLB's internal control over financial reporting as of December 31, 2019. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on its assessment, management of the FHLB determined that, as of December 31, 2019, the FHLB's internal control over financial reporting was effective based on those criteria.

The effectiveness of the FHLB's internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP (PwC), an independent registered public accounting firm, as stated in their report which is included in Item 8. Financial Statements and Supplementary Data.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the FHLB's internal control over financial reporting that occurred during the fourth quarter ended December 31, 2019 that materially affected, or are reasonably likely to materially affect, the FHLB's internal control over financial reporting.

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

DIRECTORS

The following table sets forth certain information (ages as of March 1, 2020) regarding each of our current directors.

Name	Age	Director Since	Expiration of Term as a Director	Independent or Member (State)
J. Lynn Anderson	56	2017 (1)	12/31/20	Independent (OH)
Grady P. Appleton	72	2007	12/31/21	Independent (OH)
April Miller Boise	51	2019	12/31/22	Independent (OH)
Brady T. Burt	47	2017	12/31/20	Member (OH)
Greg W. Caudill	61	2014	12/31/21	Member (KY)
Leslie D. Dunn	74	2007	12/31/20	Independent (OH)
James A. England, Vice Chair	68	2011	12/31/22	Member (TN)
Robert T. Lameier	67	2016	12/31/23	Member (OH)
Donald J. Mullineaux, Chair	74	2010	12/31/23	Independent (KY)
Alvin J. Nance	62	2009	12/31/20	Independent (TN)
Michael P. Pell	56	2019	12/31/22	Member (OH)
Kathleen A. Rogers (2)	54	2020	12/31/21	Member (OH)
Charles J. Ruma	78	(2002-2004) 2007	12/31/23	Independent (OH)
David E. Sartore	59	2014	12/31/21	Member (KY)
William S. Stuard, Jr.	65	2011	12/31/22	Member (TN)
Nancy E. Uridil	68	2015	12/31/22	Independent (OH)
James J. Vance	58	2017	12/31/20	Member (OH)
Jonathan D. Welty	50	2020	12/31/23	Member (OH)

(1)	Ms. Anderson, an Independent director beginning in 2017, also served as a Member director from 2011-2016.

(2)
Ms. Rogers was elected by the Board on November 21, 2019 to fill the Ohio Member director vacancy that resulted from the retirement of Director DuHamel. Ms. Rogers' term commenced on January 1, 2020 and will end on December 31, 2021 (what would have been the end of Director DuHamel's term).

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

Generally, each Member director is nominated and elected by our members through an annual voting process administered by us. Any member that is entitled to vote in the election may nominate an eligible individual to fill each available Member directorship for its voting state, and all eligible nominees must be presented to the membership in the voting state. Our directors are not permitted to nominate or elect Member directors, except to fill a vacancy for the remainder of an unexpired term or to fill a vacancy for which no nominations were received. In accordance with Finance Agency regulations, except when acting in a personal capacity, no director, officer, attorney, employee or agent of the FHLB may communicate in any manner that he or she directly or indirectly, supports or opposes the nomination or election of a particular individual for a Member directorship or take any other action to influence the voting with respect to a particular individual. As a result, the FHLB is not in a position to know which factors its member institutions considered in nominating candidates for Member directorships or in voting to elect Member directors. However, if the Board takes action to fill a vacant Member directorship, facts considered in electing such director may be communicated to the FHLB.

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

Mr. Lameier has been President, Chief Executive Officer, and a director of Miami Savings Bank, Miamitown, Ohio since 1993.

Mr. Pell has been President and Chief Executive Officer of First State Bank, Winchester, Ohio since March 2006.

Ms. Rogers has been Executive Vice President, Director of Capital Stress Testing and Financial Systems of U.S. Bancorp and U.S. Bank, N.A., Cincinnati, Ohio since August 2016. She also served as Vice Chairman and Chief Financial Officer of U.S. Bancorp from January 2015 to August 2016.

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

Mr. Welty has been President of Ohio Capital Finance Corporation (OCFC), Columbus, Ohio since August 2019 and Vice President of Ohio Capital Corporation for Housing, an affiliate of OCFC, since May 2000. Prior to serving as President of OCFC, Mr. Welty served as Executive Director from January 2010 to August 2019.

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

Ms. Anderson served as President of Nationwide Bank from November 2009 to March 2016. Prior to retiring, she served as Senior Vice President-Member Solutions Integration for Nationwide Mutual Insurance Company from March 2016 to December 2016. Ms. Anderson is a Certified Public Accountant and has 10 years of experience serving on the board of National Church Residences, a leading national non-profit provider of senior housing. Ms. Anderson's leadership positions within the banking and insurance industries contribute skills to the Board in the areas of auditing and accounting, operations and corporate governance. In addition, her non-profit housing experience provides public interest viewpoints that connect to the FHLB's mission.

Mr. Appleton was the President and Chief Executive Officer of East Akron Neighborhood Development Corporation (EANDC) from January 2014 to January 2018. He also served as Executive Director of EANDC for more than 30 years. EANDC improves communities by providing quality and affordable housing, comprehensive homeownership services and economic development opportunities. Mr. Appleton's years of experience with EANDC bring insight to the Board that contributes to the FHLB's corporate objective of maximizing the effectiveness of contributions to Housing and Community Investment programs. Mr. Appleton also served as a member of the FHLB's Advisory Council from 1997 until 2006.

Ms. Boise has been Executive Vice President and General Counsel of Eaton Corporation since January 2020. She was formerly the Senior Vice President, Chief Legal Officer, and Corporate Secretary of Meritor Incorporated from August 2016 to

December 2019. Previously, Ms. Boise served as Senior Vice President, General Counsel, Head of Global Mergers and Acquisitions and Corporate Secretary of Avintiv Incorporated from March 2015 to December 2015. She also served as Vice President, General Counsel, Corporate Secretary and Chief Privacy Officer of Veyance Technologies Incorporated from January 2011 to January 2015. Ms. Boise has 26 years of legal experience and expertise leading corporate development and implementing strategic growth plans, while mitigating related risks. Her knowledge and background offers the Board valuable insight on the FHLB’s governance and risk management corporate objectives.

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

Mr. Nance has been Chief Executive Officer of LHP Development LLC and LHP Management LLC since April 2015. Previously, he was Executive Director and the Chief Executive Officer of Knoxville's Community Development Corporation (KCDC) from 2000 to 2015. The KCDC is the public housing and redevelopment authority for the City of Knoxville and Knox County, which strives to improve Knoxville's neighborhoods and communities, including through providing quality affordable housing. Mr. Nance also served as Chairman of the Legislative Committee for the Tennessee Association of Housing and Redevelopment Authorities, which provides assistance and support to the state's public and affordable housing agencies. In addition, Mr. Nance served an eight-year term where he held the office of Vice Chairman on the Tennessee Housing Development Agency, the state's housing finance agency, which promotes the production of affordable housing for very low, low, and moderate, income individuals and families in the state. Mr. Nance also serves on the Board of Knoxville Habitat for Humanity. Mr. Nance's depth of experience with these organizations brings insight to the Board that contributes to the FHLB's corporate objective of maximizing the effectiveness of its contributions to Housing and Community Investment programs.

Mr. Ruma has been President and Chief Executive Officer of Virginia Homes Ltd., a homebuilder, since 1975. He served on the board of the Ohio Housing Finance Agency (OHFA), the state's housing agency, from 2004 to 2009. OHFA helps Ohio's first-time homebuyers, renters, senior citizens, and others find quality, affordable housing that meets their needs. OHFA's programs also support developers and property managers of affordable housing throughout the state. Mr. Ruma's years of experience in the home building industry and with the OHFA bring insight to the Board that contributes to the FHLB's mission and corporate objectives.

Ms. Uridil was the Senior Vice President of Global Operation for Moen Incorporated from September 2005 until March 2014. Ms. Uridil served on the Board of Directors of Flexsteel Industries, Inc. (Nasdaq: FLXS) from December 2010 to December 2019, where she served on the Compensation Committee and chaired the Nominations and Governance Committee. Ms. Uridil also served as a Senior Vice President of Estée Lauder Companies, from 2000 to 2005. In addition, Ms. Uridil served as a Senior Vice President of Mary Kay, Incorporated, from 1996 to 2000. Serving on executive teams for global businesses for more than 18 years, Ms. Uridil has extensive experience in strategy, expense and capital management, merger and acquisition integration and sourcing. Ms. Uridil's qualifications and insight provide valuable skills to the Board in the important areas of personnel, compensation, information technology and operations.

EXECUTIVE OFFICERS

The following table sets forth certain information (ages as of March 1, 2020) regarding our executive officers.

Name	Age	Position	Employee of the FHLB Since
Andrew S. Howell	58	President and Chief Executive Officer	1989
Stephen J. Sponaugle	57	Executive Vice President-Chief Financial Officer	1992
R. Kyle Lawler	62	Executive Vice President-Chief Business Officer	2000
Roger B. Batsel	48	Executive Vice President-Chief Operating Officer	2014
J. Gregory Dooley, Sr.	66	Executive Vice President-Chief Risk and Compliance Officer	2006
Damon v. Allen	49	Senior Vice President-Housing and Community Investment Officer	1999
J. Christopher Bates	44	Senior Vice President-Chief Accounting Officer	2005
David C. Eastland	62	Senior Vice President-Chief Credit Officer	1999
Tami L. Hendrickson	59	Senior Vice President-Treasurer	2006
Bridget C. Hoffman	43	Senior Vice President-General Counsel	2018
Reema Singh	43	Senior Vice President-Chief Audit Executive	2018
Daniel A. Tully	42	Senior Vice President-Assistant Chief Risk and Compliance Officer	2006

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

Mr. Batsel became Executive Vice President-Chief Operating Officer in January 2020. Previously, he served as the FHLB's Senior Vice President-Chief Information and Operations Officer since July 2018. Mr. Batsel also served as the FHLB's Senior Vice President-Chief Information Officer since January 2014.

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

Ms. Singh became Senior Vice President-Chief Audit Executive in July 2019. Previously, she served as the FHLB's First Vice President-Internal Audit since January 2018. Prior to that, she served as Managing Director, Internal Audit at Protiviti, Inc. from October 2015 to January 2018. Ms. Singh also worked at Deloitte & Touche LLP from January 2001 to September 2015, with her last position being Senior Manager, Advisory and Risk Services.

Mr. Tully became Senior Vice President-Assistant Chief Risk and Compliance Officer in January 2020. Previously, he served as the FHLB's First Vice President-Assistant Chief Risk and Compliance Officer since July 2018. Mr. Tully also served as the FHLB's First Vice President-Financial and Market Risk Analysis since January 2018 and as Vice President-Financial and Market Risk Analysis since 2014.

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

2019 COMPENSATION DISCUSSION AND ANALYSIS

The following provides discussion and analysis regarding our compensation program for executive officers for 2019, and in particular our Named Executive Officers. Named Executive Officers for 2019 were: Andrew S. Howell, President and Chief Executive Officer (CEO); Stephen J. Sponaugle, Executive Vice President, Chief Financial Officer; R. Kyle Lawler, Executive Vice President, Chief Business Officer; J. Gregory Dooley, Sr., Executive Vice President, Chief Risk and Compliance Officer and Roger B. Batsel, Senior Vice President, Chief Information and Operations Officer. Effective January 1, 2020, Mr. Batsel was promoted to Executive Vice President, Chief Operating Officer. Mr. Dooley has announced his retirement effective April 3, 2020.

Compensation Program Overview (Philosophy and Objectives)

Our Board of Directors (the Board) is responsible for determining the philosophy and objectives of the compensation program. The philosophy of the program is to provide a flexible and market-based approach to compensation that attracts, retains and motivates high performing, accomplished financial services executives who, by their individual and collective performance, achieve strategic business initiatives to fulfill our mission. The program is primarily designed to focus executives on increasing business with member institutions within established profitability and risk tolerance levels, while also encouraging teamwork.

We compensate executive officers using a combination of base salary, short-term and deferred incentive-based cash compensation, retirement benefits and modest fringe benefits. We believe the compensation program communicates short and long-term goals and standards of performance for our mission and key business objectives and appropriately motivates and rewards executives commensurate with their contributions and achievements. The combination of base salary and short-term and deferred incentive pay creates a total compensation opportunity for executives who contribute to and influence strategic plans and who are primarily responsible for the strategic business plan, execution, and performance.

Oversight of the compensation program is the responsibility of the Board's Human Resources, Compensation and Inclusion Committee (the Committee). The Committee annually reviews the components of the compensation program to ensure it is consistent with and supports our mission, strategic business objectives, and short and long-term goals. In carrying out its responsibilities, the Committee may engage executive compensation consultants to assist in evaluating the effectiveness of the program and in determining the appropriate mix of compensation provided to executive officers. Because individuals are not permitted to own our capital stock, all compensation is paid in cash and we have no equity compensation plans or arrangements.

The Committee recommends the CEO's annual compensation package to the Board, which is responsible for approving all compensation provided to the CEO. Additionally, the Committee is responsible for reviewing and approving the compensation program's budget for all officers, including the other Named Executive Officers, and submitting its recommendations to the Board for final approval.

Management Involvement - Executive Compensation

While the Board is ultimately responsible for determining the compensation of the CEO and all other executive officers, the CEO and the Human Resources department periodically advise the Committee regarding competitive and administrative issues affecting the compensation program. The CEO and the Human Resources department also present recommendations to the Committee regarding the compensation of all other executive officers, and administer programs approved by the Committee and the Board.

Finance Agency Oversight - Executive Compensation

The Director of the Finance Agency is required by regulation to prohibit an FHLBank from paying compensation to its executive officers that is not reasonable and comparable to that paid for employment in similar businesses involving similar duties and responsibilities. Finance Agency rules direct the FHLBanks to provide all compensation actions affecting their Named Executive Officers to the Finance Agency for review. Accordingly, following our Board's November 2019 and January 2020 meetings, we submitted the 2020 base salaries as well as incentive payments earned for 2019 for the Named Executive Officers to the Finance Agency. At this time, we do not expect the regulatory requirements to have a material impact on our executive compensation programs.

Use of Comparative Compensation Data

The compensation program aims to provide a market competitive compensation package when recruiting and retaining highly talented executives seeking stable, long-term employment. To this end, we gather compensation data from a wide variety of sources, including broad-based national and regional surveys, information on compensation programs at other FHLBanks, and formal and informal interactions with our compensation consultant. Our consultant, McLagan, is a nationally recognized compensation consulting firm specializing in the financial services industry. We also participate in multiple surveys including the annual McLagan Federal Home Loan Bank Custom Survey and the annual Federal Home Loan Bank System Key Position Compensation Survey. Both surveys contain executive and non-executive compensation information for various key positions across all FHLBanks. When determining the compensation program, the Committee and the CEO use compensation data collected from these sources to inform themselves regarding trends in compensation practices and as a comparison check against general market data (market check).

In setting 2020 compensation, we primarily relied upon information from the McLagan Custom Survey. It encompasses information relating to 2019 compensation from mortgage banks, commercial financial institutions that typically had assets of less than $20 billion, and other FHLBanks. However, we believe the positions at other FHLBanks generally are more directly comparable to ours given the unique nature of the FHLBank System. The FHLBanks share the same public policy mission, interact routinely with each other, and share a common regulator and regulatory constraints, including the need for Finance Agency review of all compensation actions affecting executive officers. However, there are significant differences across the FHLBank System, including the sizes of the various FHLBanks, the complexity of their operations, their organizational and cost structures and the types of compensation packages offered. Thus, we do not and, as a practical matter could not, calculate compensation packages for our Named Executive Officers based solely on comparisons to the other FHLBanks.

Compensation Program Approach

The Committee utilizes a balanced approach for delivering base salary, short-term incentive and deferred pay with our compensation program. The annual (short-term) incentive compensation component rewards all officers and staff for the achievement of the annual strategic business goals. The deferred compensation component is provided to certain officers, including the Named Executive Officers, for maintaining the value of our members' capital stock above a minimum threshold over a three-year period. The Committee has not established or assigned specific percentages to each element of the compensation program. Instead, the Committee strives to create a program that generally delivers a total compensation opportunity, i.e., base salary, annual and deferred incentive compensation and other benefits (including a retirement plan), to each executive officer that, when target performance goals are met, is at or near the median of the other FHLBanks and is generally consistent with the market check. However, individual elements of compensation as well as total compensation for individual executives may vary from the median due to an executive's tenure, experience and responsibilities.

While the competitiveness of the compensation program is an important factor for attracting and retaining executives, the Committee also reviews all elements of the program to ensure it is well designed and fiscally responsible from both a regulatory and corporate governance perspective.

Impact of Risk-Taking on Compensation Program

The Committee reviews the overall program to ensure the compensation of executive officers does not encourage unnecessary or excessive risk-taking that could threaten our long-term value. Strong risk management is an integral part of our culture. The Committee believes that base salary is a sufficient percentage of total compensation to discourage excessive risk-taking by executive officers. The Committee also believes the mix of incentive goals, which include risk-related metrics, does not encourage unnecessary or excessive risk-taking and achieves an appropriate balance of incentive for meeting short and long-term organizational goals. Moreover, the Committee and the Board retain the discretion to reduce or withhold incentive compensation payments if a determination is made that an executive has caused us to incur such a risk that could threaten our long-term value.

Elements of Total Compensation Program

The following table summarizes all compensation to our Named Executive Officers for the years ended December 31, 2019, 2018 and 2017. Discussion of each component follows the table.
Summary Compensation Table

Name and Principal Position	Year	Salary(1)	Non-Equity Incentive Plan Compensation(2)	Change in Pension Value & Non-Qualified Deferred Compensation Earnings(3)	All Other Compensation(4)	Total
Andrew S. Howell	2019	$939,615	$779,698	$3,457,000	$37,044	$5,213,357
President and CEO	2018	901,538	722,867	192,000	34,233	1,850,638
	2017	854,808	650,066	2,149,000	32,837	3,686,711

Stephen J. Sponaugle	2019	419,250	259,314	1,377,000	16,800	2,072,364
Executive Vice President-	2018	405,231	245,058	193,000	16,500	859,789
Chief Financial Officer	2017	368,750	215,949	777,000	16,200	1,377,899

R. Kyle Lawler	2019	440,577	303,275	994,000	16,800	1,754,652
Executive Vice President-	2018	424,250	284,925	170,000	16,500	895,675
Chief Business Officer	2017	404,654	255,349	661,000	16,200	1,337,203

J. Gregory Dooley, Sr.	2019	315,923	208,325	177,000	16,754	718,002
Executive Vice President-	2018	307,518	194,570	103,000	16,382	621,470
Chief Risk and Compliance Officer	2017	262,014	176,729	99,000	16,200	553,943

Roger B. Batsel	2019	341,000	205,659	88,000	16,406	651,065
Executive Vice President-	2018	316,635	190,309	26,000	12,375	545,319
Chief Operating Officer	2017	295,000	168,365	38,000	11,980	513,345

(1)
Includes excess accrued vacation benefits automatically paid in accordance with established policy (applicable to all employees), which for 2019 were as follows: Mr. Howell, $64,615; Mr. Sponaugle $9,750; Mr. Lawler, $15,577 and Mr. Dooley, $6,923.

(2)
Amounts shown for 2019 reflect total payments pursuant to the current portion of the 2019 Incentive Plan and the deferred portion of the 2016 Incentive Plan (2017 - 2019 performance period), as follows.

Name	2019 Incentive Plan (current incentive)	2016 Incentive Plan (three-year deferred incentive)	Total
Andrew S. Howell	$375,896	$403,802	$779,698
Stephen J. Sponaugle	140,735	118,579	259,314
R. Kyle Lawler	146,062	157,213	303,275
J. Gregory Dooley, Sr.	108,616	99,709	208,325
Roger B. Batsel	102,544	103,115	205,659

(3)
Represents change in the actuarial present value of accumulated pension benefits only, which is primarily dependent on changes in interest rates, years of benefit service and salary. See "Retirement Benefits" and "2019 Pension Benefits" for additional information.

(4)
Amounts represent matching contributions to the qualified defined contribution pension plan in 2019. For Mr. Howell, 2019 also includes perquisites totaling $20,244, which consisted of personal use of an FHLB-owned vehicle, premiums for an Executive long-term disability plan, guest travel expenses and an airline program membership. The value of perquisites are based on the actual cash cost.

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

Each of the current Named Executive Officers received a base salary increase at the beginning of 2019. For each of the current Named Executive Officers other than the CEO, total salary increases, including merit, market, and promotional adjustments, ranged from 3.00 percent to 5.00 percent. These increases were based on the CEO's recommendation for each executive, which took into consideration market data, and an evaluation of each executive's annual performance. For Mr. Howell, directors provided feedback to the Chair, and the Committee recommended, and the Board subsequently approved a salary increase of 4.17 percent. In recommending and approving Mr. Howell's 2019 increase, the Committee and Board took into consideration competitive market analysis and the directors' appraisals of his performance during the year.

In October 2019, the Committee recommended and the Board approved a 4.70 percent salary increase pool for 2020 for all employees, comprised of 3.20 percent for merit increases and 1.50 percent for market and promotional adjustments. Using the same process as described above, in November 2019, the Committee recommended, and the Board approved, the following 2020 base salaries and percent increases for the Named Executive Officers: Mr. Howell, $900,000 (2.86 percent); Mr. Sponaugle, $422,000 (3.05 percent); Mr. Lawler, $438,000 (3.06 percent); Mr. Dooley, $315,000 (1.94 percent); and Mr. Batsel, $368,000 (7.92 percent). In January 2020, we were informed that the Finance Agency had completed its review and did not object to the Board-approved compensation actions affecting the Named Executive Officers in 2020.

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

The total incentive award opportunities for the 2019 plan year stated as a percentage of base salary were as follows:

	Incentive Opportunity
Name	Threshold	Target	Maximum
Andrew S. Howell	50.0%	75.0%	100.0%
Stephen J. Sponaugle	40.0	60.0	80.0
R. Kyle Lawler	40.0	60.0	80.0
J. Gregory Dooley, Sr.	40.0	60.0	80.0
Roger B. Batsel	35.0	52.5	70.0

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

Fifty percent of the total opportunity for the Incentive Plan is awarded in cash following the plan year (current incentive award) and 50 percent is mandatorily deferred for three years after the end of the Plan year (deferred incentive award). The deferred incentive awards earned from 2017 - 2019 were calculated based on the actual performance or achievement level for each deferred plan goal at the end of the three-year performance period, with interpolations made for results between achievement levels. The achievement level for each goal was then multiplied by the corresponding incentive weight assigned to that goal. The final value of the deferred award was adjusted based on the goal achievement level determined using separate performance measures over the 2017 - 2019 deferral period. For all Named Executive Officers, the final value of the deferred award was 75 percent for a Threshold level of achievement, 100 percent for a Target level of achievement, or 125 percent for a Maximum level of achievement. If a goal achievement level over the three-year deferral period was below the threshold, no payment would be made for that deferred goal.

In 2018, the Board established a new safety and soundness metric to determine if the deferred portion of the 2018 Incentive Plan and future plans will be awarded rather than using the calculation described above. The safety and soundness metric is tied to our market capitalization ratio defined as the market value of total capital divided by the par value of capital stock. The market capitalization ratio is measured as the simple average at 36 month ends in the three-year performance period using the base-case interest rate and business environment used in reports to the Board at each month end. If our market capitalization ratio is greater than 100 percent during the deferred performance period, the final value will be 100 percent of the deferred award plus interest based on the annual interest rates applicable to the qualified defined benefit plan.
Except as noted above with respect to exam ratings, the Board has ultimate authority over the Incentive Plan and may modify or terminate the Plan at any time or for any reason. The Board also has discretion to increase or decrease any Incentive Plan awards. In addition, payments under the Plan are subject to certain claw back provisions that allow us to recover any incentive paid to a participant based on achievement of financial or operational goals that subsequently are deemed to be inaccurate, misstated or misleading. The Board believes these claw back requirements serve as a deterrent to any manipulation of financial statements or performance metrics in a manner that would assure and/or increase an incentive payment.

2019 Incentive Plan. For calendar year 2019, the Board approved a total of six performance measures in the functional areas of Franchise Value Promotion, Mission Asset Activity and Stockholder Risk/Return. The mix of financial and non-financial goals measures performance across our mission and corporate objectives and is intended to discourage unnecessary or excessive risk-taking. Because we consider risk management to be an essential component in the achievement of our mission and corporate objectives, the goals below include a separate risk-related metric.

At its January 2020 meeting, following certification of the 2019 performance results and in accordance with those results, the Board authorized the distribution to the Named Executive Officers of the current awards shown in Note 2 to the Summary Compensation Table. For the 2019 plan year, we cumulatively achieved approximately 86 percent of the available maximum incentive opportunity. This was lower than the 88 percent overall performance achieved for 2018 primarily due to not meeting the target performance level for two of the six goals in 2019.

The following table presents the incentive weights, threshold, target and maximum performance levels, and the actual results achieved for the 2019 Incentive Plan performance measures for all Named Executive Officers.

2019 Incentive Plan Performance Levels and Results

(Dollars in thousands)
	Incentive Weight	Threshold Performance	Target Performance	Maximum Performance	Results Achieved
Franchise Value Promotion
1) Mission Outreach	10.0%	90	100	118	121
2) Mission Asset Participation	10.0	65%	72%	80%	80%
Mission Asset Activity
3) Average Advance Balances for Members with Assets of $50 billion or Less	15.0	$20,000,000	$22,000,000	$24,000,000	$21,601,334
4) Mortgage Purchase Program New Mandatory Delivery Commitments	15.0	1,500,000	1,800,000	2,200,000	3,550,647
Stockholder Risk/Return
5) Decline in Market Value of Equity	25.0	< 7%	< 5%	3% or less	3.0%
6) Profitability-Available Earnings vs. Average 3-month LIBOR Rate	25.0	275 bps	350 bps	400 bps	310

During 2019, the Board, the Committee and the CEO periodically reviewed the Incentive Plan goals presented above to determine progress toward the goals. Although the Board and the CEO discussed various external factors that were affecting achievement of the performance measures, the Board did not take any actions to revise or change the Incentive Plan goals.

The 2019 incentive program for the Chief Risk and Compliance Officer was weighted 75 percent on bank-wide goals, shown above, and 25 percent on the ERM department goal, as follows:

Implement specific initiatives of the ERM program within the ERM Department.

Weight of Goal:	100 percent

Threshold:	3 initiatives satisfactorily completed*

Target:	4 initiatives satisfactorily completed*

Maximum:	5 initiatives satisfactorily completed*

2019 Results Achieved:	4.75 initiatives satisfactorily completed*

*
Specific initiatives include efforts in: 1) leading a data integrity project; 2) credit and collateral model migration; 3) leveraging technology to improve efficiency and effectiveness of risk management; 4) MPP credit modeling initiative; and 5) enhancing certain risk management practices.

2020 Incentive Plan. At its November 2019 meeting, the Board established the 2020 Incentive Plan goals, the incentive weights and the performance measures corresponding to each Incentive Plan goal and award opportunity for the 2020 Incentive Plan. After that meeting, the 2020 Incentive Plan was sent to the Finance Agency and we received notification of the completion of their review and non-objection in January 2020. The 2020 Incentive Plan goals for our executives are set forth below.

2020 Incentive Plan Goals

Franchise Value Promotion
Mission Outreach	Weight: 10.0%
Mission Asset Participation	Weight: 15.0%
Mission Asset Activity
Average Advances Balances for Members with Assets of $50 billion or Less	Weight: 15.0%
Mortgage Purchase Program New Mandatory Delivery Commitments	Weight: 15.0%
Stockholder Risk/Return
Decline in Market Value of Equity	Weight: 20.0%
Profitability - Available Earnings vs. Average Short-term Rates (3-month LIBOR and Federal funds effective)	Weight: 25.0%

As reflected above, the Board decided to keep all of the 2020 goals the same as those in 2019 although the performance metrics and the weighting of two goals have been adjusted. In setting the performance measures for the 2020 Incentive Plan, the Board reviewed the results against target for 2019 and considered relevant aspects of our financial outlook for 2020 including the impact of the anticipated interest rate environment, market volatility and changes in member funding needs and the mortgage market that continue to affect Mission Asset Activity and profitability. The Board also considered opportunities to increase mission asset participation by members that are a focus for strategic initiatives. Additionally, in light of the planned LIBOR replacement at the end of 2021, the Board added a Federal funds component to the average interest rates used to benchmark profitability.

The Board also approved a separate ERM department goal for the Chief Risk and Compliance Officer, whose annual incentive is weighted 75 percent on bank-wide goals and 25 percent on the ERM goal.

2020 ERM Goal

Implement specific initiatives of the ERM program within the ERM Department.

Weight of Goal:	100 percent

Threshold:	3 initiatives satisfactorily completed*

Target:	4 initiatives satisfactorily completed*

Maximum:	5 initiatives satisfactorily completed*

*
Specific initiatives include efforts in: 1) implementing a data management project; 2) credit and collateral model development; 3) improving the risk dashboard reporting; 4) enhancing market risk measures; and 5) governance risk compliance initiatives.

Three-Year Deferred Incentive Awards. During 2019, the Board, the Committee and the CEO periodically reviewed progress toward the deferred plan goals for each ongoing performance period. At its January 2020 meeting, following certification of the performance results for the deferred portion of the 2016 Incentive Plan (2017 - 2019 performance period) and in accordance with those results, the Board authorized the distribution of payments to eligible officers including the Named Executive Officers. Cumulatively, we achieved approximately 89 percent of the available maximum incentive opportunity. The deferred payments for the 2017 - 2019 performance period are shown in Note 2 to the Summary Compensation Table.

The following table presents, for all Named Executive Officers, the incentive weights, threshold, target and maximum performance levels, and the actual results achieved for each of the goals in the deferred portion of the 2016 Incentive Plan (2017 - 2019 performance period):

	Incentive Weight	Threshold Performance	Target Performance	Maximum Performance	Results Achieved
Operating Efficiency:
Ranking of Operating Efficiency Ratio in comparison to other FHLBanks	20%	6th	4th	1st	1st
Earnings Volatility Adjusted Profitability:
Ranking of monthly volatility adjusted return on average equity (ROE) spread to average 3-month LIBOR in comparison to other FHLBanks	20%	9th	6th	1st	6th
Market Capitalization Ratio:
Ratio of Market Value of Equity to Par Value of Regulatory Capital Stock	20%	95%	100%	110%	117%
Advance Utilization Ratio:
Ranking of average of each member's Advances-to-assets ratio multiplied by the average member borrower penetration ratio in comparison to other FHLBanks	20%	7th	4th	1st	5th
Strategic Business Plan Achievement:
Percentage of Strategic Business Plan strategies achieved	20%	70%	80%	100%	93%

As described above, the deferred portion of the 2019 Incentive Plan (2020 - 2022 performance period) is based on a safety and soundness metric tied to the market capitalization ratio as defined in the 2020 Incentive Plan. If our market capitalization ratio is greater than 100 percent during the 2020 - 2022 performance period, the final value will be 100 percent of the deferred award plus interest based on the annual interest rates applicable to the qualified defined benefit plan.

Non-Equity Incentive Plan Compensation Grants
The following table provides information on grants made under our Incentive Plans.

Grants of Plan-Based Awards

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards
Name	Grant Date (1)	Threshold	Target	Maximum
Andrew S. Howell	November 21, 2019	$450,000	$675,000	$900,000
Stephen J. Sponaugle	November 21, 2019	168,800	253,200	337,600
R. Kyle Lawler	November 21, 2019	175,200	262,800	350,400
J. Gregory Dooley, Sr.	November 21, 2019	126,000	189,000	252,000
Roger B. Batsel	November 21, 2019	147,200	220,800	294,400

(1)	Awards granted on this date are for the 2020 Incentive Plan.

Under the awards shown above, 50 percent of the estimated future payout will be awarded in cash following the Plan year. The other 50 percent of the estimated future payout will be mandatorily deferred for three years after the end of the Plan year. If we operate in a safe and sound manner according to the market capitalization ratio metric during the deferred performance period, the final value will be 100 percent of the deferred award plus interest based on the annual interest rates applicable to the qualified defined benefit plan. See the "Non-Equity Incentive Compensation Plan (Incentive Plan)" section above for further detail.

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

The plans provide benefits based on a combination of an employee's tenure and annual compensation. As such, the benefits provided by the plans are one component of the total compensation opportunity for executive officers and, the Board believes, serve as valuable retention tools since retirement benefits increase as executives' tenure and compensation grow.

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

The benefit formula for employees hired prior to January 1, 2006, which includes Messrs. Howell, Sponaugle, and Lawler, is 2.50 percent for each year of benefit service multiplied by the highest three-year average compensation. Compensation is defined as base salary, excess accrued vacation benefits and annual incentive compensation, and excludes any deferred incentive payments. In the event of retirement prior to attainment of age 65, a reduced pension benefit is payable under the plan, with payments commencing as early as age 45.

For employees who were hired after January 1, 2006, which includes Messrs. Dooley and Batsel, the current benefit formula is 1.25 percent for each year of benefit service multiplied by the highest five-year average compensation. Beginning in 2006 through the end of 2017, compensation was defined as base salary only and excluded all other forms of compensation. Beginning January 1, 2018, compensation is defined as base salary, excess accrued vacation benefits and annual incentive compensation, and excludes any deferred incentive payments. In addition, the current plan provides for a reduced pension benefit in the event of retirement prior to attainment of age 65 with payment commencing as early as age 55 if the participant has 10 years or more of service.

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

2019 Pension Benefits

Name	Plan Name	Number of Years Credited Service (1)	Present Value (2) of Accumulated Benefits
Andrew S. Howell	Pentegra DB	29.50	$2,630,000
	DB/BEP	29.50	10,907,000

Stephen J. Sponaugle	Pentegra DB	26.33	2,485,000
	DB/BEP	26.33	2,297,000

R. Kyle Lawler	Pentegra DB	18.50	2,027,000
	DB/BEP	18.50	2,161,000

J. Gregory Dooley, Sr.	Pentegra DB	12.33	589,000
	DB/BEP	12.33	123,000

Roger B. Batsel	Pentegra DB	4.92	156,000
	DB/BEP	4.92	39,000

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

During 2019, the CEO was also provided with an FHLB-owned vehicle for his business and personal use, along with the operating expenses associated with the vehicle. An executive officer's personal use of an FHLB-owned vehicle, including use for the daily commute to and from work, is reported as a taxable fringe benefit. In addition to the standard LTD insurance plan provided to all employees, Named Executive Officers may elect to receive additional LTD coverage. The premiums the FHLB pays for the additional LTD coverage are considered a taxable fringe benefit. Additionally, with prior approval, our current Travel Policy permits a guest to accompany an executive officer on authorized business trips. Executive officers are reimbursed for transportation and other related expenses associated with their guest's travel. Such reimbursements are reported as a taxable fringe benefit.

The perquisites provided to an executive officer represent a small fraction of annual compensation. During 2019, perquisites totaled $20,244 for Mr. Howell, as shown in the Summary Compensation Table. Perquisites did not individually or collectively exceed $10,000 for any other Named Executive Officers and are therefore excluded from the Summary Compensation Table.

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

Executive Change in Control Plan (Change in Control Plan). We have a Change in Control Plan that provides certain payments and benefits in the event of a qualifying termination within 24 months following a change in control. The purpose of the Change in Control Plan is to facilitate the hiring and retention of senior executives by providing them with certain protection and benefits in the event of a qualifying termination following a defined change in control. Change in control benefit payments are in lieu of, not in addition to, the severance benefit payments described above. The Change in Control Plan applies to officers as designated by the Board. Current designees are the CEO, all Executive Vice Presidents, and all Senior Vice Presidents.

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

▪
a change in the composition of the board that causes the combined number of Member directors from the jurisdictions of Kentucky, Ohio and Tennessee to cease to constitute a majority of the Bank’s directors; or

▪	liquidation or dissolution.
“Cause” is defined in the Change in Control Plan to include:

▪	the participant’s failure to perform substantially his/her duties;

▪	the participant’s engagement in illegal conduct or willful misconduct injurious to the FHLB;

▪	the participant’s material violation of law or regulation or of the FHLB’s written policies or guidelines;

▪	a written request from the Finance Agency requesting that the FHLB terminate the participant’s employment;

▪	crimes involving a felony, fraud or other dishonest acts;

▪	certain other notices from or actions by the Finance Agency;

▪	the participant’s breach of fiduciary duty or breach of certain covenants in the Change in Control Plan; or

▪	the participant’s refusal to comply with a lawful directive from the CEO or the Board of Directors.
“Good Reason” is defined in the Change in Control Plan to include:

▪	a material diminution in the participant’s base salary or in his/her duties or authority;

▪	the FHLB requiring the participant to be based at any office or location more than 100 miles from Cincinnati, Ohio; or

▪	a material breach of the Change in Control Plan by the FHLB.
In the event of a qualifying termination, the participant will receive a severance payment equal to a compensation multiplier times the sum of the participant's base salary plus target annual incentive amount for the year in which the Change in Control occurs. The CEO (Tier 1) is subject to a compensation multiplier of 2.50, Executive Vice Presidents (Tier 2) are subject to a compensation multiplier of 1.75 and Senior Vice Presidents (Tier 3) are subject to a compensation multiplier of 1.50. Participants will also receive a lump sum cash payment equal to accrued vacation benefits and the amount that would have been payable pursuant to the participant’s annual incentive compensation award for the year in which the date of a qualifying termination occurs based on actual performance, prorated based on the number of days the participant was employed that year. In addition, participants will receive a cash payment for outplacement assistance of $7,500 for Tier 1, $4,500 for Tier 2 and $2,500 for Tier 3, as well as the continuation of health care coverage for 24 months for Tier 1, 18 months for Tier 2 and 12 months for Tier 3.
The following table presents the total amounts that would be payable to our Named Executive Officers if their employment had terminated as of December 31, 2019.

Total Potential Payment Upon Termination (1)

Separation Event	Andrew S. Howell	Stephen J. Sponaugle	R. Kyle Lawler	J. Gregory Dooley, Sr.	Roger B. Batsel
Involuntary termination for Cause	$—	$—	$—	$—	$—
Voluntary resignation not due to a Change in Control or resignation without Good Reason due to a Change in Control (2)	80,769	36,225	45,769	16,638	3,758
Involuntary termination without Cause not due to a Change in Control (3)	518,269	240,975	258,269	171,138	174,258
Involuntary termination without Cause due to a Change in Control or resignation for Good Reason due to a Change in Control (4)	4,594,238	1,449,221	1,511,465	1,087,934	982,058

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

(4)	Named Executive Officers would receive payment as follows:

Component	Andrew S. Howell	Stephen J. Sponaugle	R. Kyle Lawler	J. Gregory Dooley, Sr.	Roger B. Batsel
Salary	$2,187,500	$716,625	$743,750	$540,750	$511,500
Incentive compensation	1,640,625	429,975	446,250	324,450	268,538
Other (a)	766,113	302,621	321,465	222,734	202,020
Total	$4,594,238	$1,449,221	$1,511,465	$1,087,934	$982,058

(a)	Includes accrued annual incentive compensation from the current year, accrued vacation benefits, outplacement assistance and health care coverage.

COMPENSATION COMMITTEE REPORT

The Committee has furnished the following report for inclusion in this Annual Report on Form 10-K:
The Committee has reviewed and discussed the 2019 Compensation Discussion and Analysis set forth above with the FHLB's management. Based on such review and discussions, the Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Donald J. Mullineaux (Chair)
Grady P. Appleton
Leslie D. Dunn
James A. England
Robert T. Lameier
Nancy E. Uridil

COMPENSATION OF DIRECTORS

As required by Finance Agency regulations and the FHLBank Act, we have established a formal policy governing the compensation and travel reimbursement provided to our directors. The goal of the policy is to compensate Board members for work performed. Under our policy, compensation is comprised of per meeting fees, subject to an annual cap, and reimbursement for reasonable travel-related expenses. The fees are intended to compensate directors for time spent reviewing materials sent to them, preparing for meetings, participating in other activities and attending the meetings of the Board of Directors and its committees.

The annual maximum base fee did not change from 2019 to 2020. The following table sets forth the maximum base fees for 2019 and 2020:

	2019	2020
	Maximum Base Fees	Maximum Base Fees
Chair	$145,000	$145,000
Vice Chair	125,500	125,500
Other members	110,000	110,000

In addition to the base fees, annual fees are paid to the Audit Committee Chair and Other Committee Chairs of $15,500 and $12,500, respectively. These fees are subject to certain attendance requirements.

During 2019, total directors' fees and travel expenses incurred were $2,064,575 and $284,690, respectively.

With prior approval, our Travel Policy permits a guest to accompany a director on authorized business trips. We reimburse the transportation and other related expenses associated with the guest's travel, subject to certain limitations, which are reported as a taxable fringe benefit. During 2019, there were 13 directors that received reimbursement for guest travel expenses. These expenses did not exceed $10,000 for any director and, therefore, are excluded from the Directors Compensation Table below.

The following table sets forth the fees earned by each director for the year ended December 31, 2019.

2019 Directors Compensation Table

Name	Fees Earned or Paid in Cash
J. Lynn Anderson	$125,500
Grady P. Appleton	110,000
April Miller Boise	110,000
Brady T. Burt	110,000
Greg W. Caudill	110,000
Mark N. DuHamel (1)	78,575
Leslie D. Dunn	122,500
James A. England, Vice Chair	125,500
Robert T. Lameier	110,000
Michael R. Melvin	110,000
Donald J. Mullineaux, Chair	145,000
Alvin J. Nance	110,000
Michael P. Pell	110,000
Charles J. Ruma	122,500
David E. Sartore	122,500
William S. Stuard, Jr.	122,500
Nancy E. Uridil	110,000
James J. Vance	110,000
Total	$2,064,575

(1)	Mr. DuHamel resigned as a Member Director effective July 22, 2019.

The following table summarizes the total number of board meetings and meetings of its designated committees held in 2018 and 2019.

	Number of Meetings Held
Meeting Type	2018	2019
Board Meeting	10	9
Audit Committee	11	10
Risk Committee	7	8
Business and Operations Committee	5	5
Governance	7	6
Housing and Community Development Committee	6	3
Human Resources, Compensation and Inclusion Committee	6	7

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Committee is charged with responsibility for the FHLB's compensation policies and programs. None of the 2019 or 2020 Committee members are or previously were officers or employees of the FHLB. Additionally, none of the FHLB's executive officers served or serve on the board of directors or the compensation committee of any entity whose executive officers served on the Committee or Board of Directors. This Committee was and is composed of the following members:

2019	2020
Donald J. Mullineaux (Chair)	Donald J. Mullineaux (Chair)
Grady P. Appleton	Grady P. Appleton
Leslie D. Dunn	Leslie D. Dunn
James A. England	James A. England
Michael R. Melvin	Robert T. Lameier
Nancy E. Uridil	Nancy E. Uridil

PAY RATIO

As required by the Dodd-Frank Act, information about the 2019 total compensation for our median employee and the President and CEO, Mr. Howell, is as follows:

▪	the median of the annual total compensation of all of our employees (other than the CEO) was $127,256; and

▪	the annual total compensation of the CEO, as reported in the Summary Compensation Table, was $5,213,357.

Based on this information, for 2019, the ratio of the annual total compensation of the CEO to the median of the annual total compensation of all employees was 41 to 1.

The median employee was identified in 2017. To identify the median employee, we compared the compensation of all full-time and part-time employees who were employed as of November 3, 2017. We annualized the compensation of employees who were hired in 2017 but did not work for us the entire fiscal year. This compensation measure, which was consistently applied to all employees, included base salary, overtime pay and incentive compensation that was all payable in cash.
We have updated the median employee's compensation for 2019, which includes base salary, excess accrued vacation benefits, incentive compensation, matching contributions to the qualified defined contribution pension plan, and the value of such employee’s pension benefits. The value of the median employee's pension benefits represents only the change in the actuarial present value of accumulated pension benefits, which is primarily dependent on changes in interest rates, years of benefit service and salary. With respect to the annual total compensation of the CEO, we used the amount reported in the “Total” column of our 2019 Summary Compensation Table.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We have one class of capital stock, Class B Stock, all of which is owned by our current and former member institutions. Individuals, including directors and officers of the FHLB, are not permitted to own our capital stock. Therefore, we have no equity compensation plans.

The following table lists institutions holding five percent or more of outstanding capital stock at February 29, 2020 and includes any known affiliates that are members of the FHLB:

(Dollars in thousands)
		Capital	Percent of Total	Number
Name	Address	Stock	Capital Stock	of Shares
JPMorgan Chase Bank, N.A.	1111 Polaris Parkway Columbus, OH 43240	$583,490	18%	5,834,898
U.S. Bank, N.A.	425 Walnut Street Cincinnati, OH 45202	454,581	14	4,545,811

The following table lists capital stock outstanding as of February 29, 2020 held by member institutions that have an officer or director who serves as a director of the FHLB:

(Dollars in thousands)
		Capital	Percent of Total
Name	Address	Stock	Capital Stock
U.S. Bank, N.A.	425 Walnut Street Cincinnati, OH 45202	$454,581	14.0%
Western & Southern Financial Group (1)	400 Broadway Street Cincinnati, OH 45202	132,076	4.1
The Park National Bank	50 North Third Street Newark, OH 43058	28,844	0.9
F&M Bank	50 Franklin Street Clarksville, TN 37040	4,998	0.2
Farmers National Bank	304 West Main Street Danville, KY 40422	2,274	0.1
Field & Main Bank	140 North Main Street Henderson, KY 42420	2,030	0.1
First State Bank	19230 State Route 136 Winchester, OH 45697	1,281	0.0
Miami Savings Bank	8008 Ferry Street Miamitown, OH 45041	789	0.0
Decatur County Bank	56 North Pleasant Street Decaturville, TN 38329	646	0.0
Ohio Capital Finance Corporation	88 East Broad Street, Suite 1800 Columbus, OH 43215	155	0.0

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

As required by Finance Agency regulations, we have a written conflict of interest policy. This policy requires directors (1) to disclose to the Board of Directors any known personal financial interests that they, their immediate family members or their business associates have in any matter to be considered by the Board and in any other matter in which another person or entity does or proposes to do business with the FHLB and (2) to recuse themselves from considering or voting on any such matter. The scope of the Finance Agency's conflict of interest regulation (available at www.fhfa.gov) and our conflict of interest policy (posted on our website at www.fhlbcin.com) is similar, although not identical, to the scope of the SEC's requirements governing transactions with related persons. In 2007, our Board of Directors adopted a written related person transaction policy that is intended to close any gaps between Finance Agency and SEC requirements. The policy includes procedures for identifying, approving and reporting related person transactions as defined by the SEC. One of the tools that we used to monitor non-ordinary course transactions and other relationships with our directors and executive officers is an annual questionnaire that uses the New York Stock Exchange criteria for independence. Finally, our Insider Trading Policy provides that any request for redemption of excess stock (except for de minimis amounts) held by a Director's Financial Institution must be approved by the Board of Directors or by the Executive Committee of the Board.

We believe these policies are effective in bringing to the attention of management and the Board any non-ordinary course transactions that require Board review and approval and that all such transactions since January 1, 2019 have been so reviewed and approved.

Item 14.	Principal Accountant Fees and Services.

The following table sets forth the aggregate fees billed to the FHLB for the years ended December 31, 2019 and 2018 by its independent registered public accounting firm, PwC:

	For the Years Ended
(In thousands)	December 31,
	2019	2018
Audit fees	$733	$721
Audit-related fees	89	70
Tax fees	—	—
All other fees	2	3
Total fees	$824	$794

Audit fees were for professional services rendered for the audits of the FHLB's financial statements.

Audit-related fees were for assurance and services related to the performance of the audit and review of the FHLB's financial statements and primarily consisted of accounting consultations and fees related to participation in and presentations at conferences.

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

The FHLB paid additional fees to PwC in the form of assessments paid to the Office of Finance. The FHLB is assessed its proportionate share of the costs of operating the Office of Finance, which includes the expenses associated with the annual audits of the combined financial statements of the FHLBanks. These assessments, which totaled $48,000 and $49,000 in 2019 and 2018, respectively, are not included in the table above.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)
Financial Statements. The following financial statements of the Federal Home Loan Bank of Cincinnati, set forth in Item 8. Financial Statements and Supplementary Data above, are filed as a part of this registration statement.

Report of Independent Registered Public Accounting Firm
Statements of Condition as of December 31, 2019 and 2018
Statements of Income for the years ended December 31, 2019, 2018 and 2017
Statements of Comprehensive Income for the years ended December 31, 2019, 2018 and 2017
Statements of Capital for the years ended December 31, 2019, 2018 and 2017
Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017
Notes to Financial Statements

(b)	Exhibits.

Exhibit Number (1)	Description of exhibit	Document filed or furnished, as indicated below

3.1	Organization Certificate	Form 10, filed December 5, 2005

3.2	Bylaws, as amended through January 17, 2019	Form 10-K, filed March 21, 2019

4.1	Capital Plan, as of April 5, 2019	Form 10-Q, filed August 8, 2019

4.2	Description of Capital Stock	Filed Herewith

10.1	Form of Blanket Agreement for Advances and Security Agreement, as in effect for signatories prior to November 21, 2005	Form 10, filed December 5, 2005

10.2	Form of Blanket Security Agreement, for new signatories on and after November 21, 2005	Form 10, filed December 5, 2005

10.3	Form of Mortgage Purchase Program Master Selling and Servicing Master Agreement	Form 10, filed December 5, 2005

10.4
Federal Home Loan Banks P&I Funding and Contingency Plan Agreement, entered into as of July 20, 2006, by and among the Office of Finance and each of the Federal Home Loan Banks, as amended and restated on January 1, 2017
Form 10-K, filed March 16, 2017

10.5	Joint Capital Enhancement Agreement, as amended on August 5, 2011, by and among each of the Federal Home Loan Banks	Form 8-K, filed August 5, 2011

10.6 (2)	Incentive Compensation Plan as of January 1, 2019	Form 10-K, filed March 21, 2019

10.7 (2)	Incentive Compensation Plan as of January 1, 2020	Filed Herewith

10.8 (2)	Federal Home Loan Bank of Cincinnati Benefit Equalization Plan (December 2008 Restatement)	Form 10-K, filed March 18, 2010

10.9 (2)	First Amendment to the Federal Home Loan Bank of Cincinnati Benefit Equalization Plan (December 2008 Restatement)	Form 10-K, filed March 18, 2010

10.10	Form of indemnification agreement between the Federal Home Loan Bank and each of its directors and executive officers (used from July 29, 2009 to December 31, 2016)	Form 8-K, filed July 30, 2009

10.11	Form of indemnification agreement between the Federal Home Loan Bank and each of its directors and executive officers (used from January 1, 2017 to November 4, 2018)	Form 10-K, filed March 16, 2017

10.12	Form of indemnification agreement between the Federal Home Loan Bank and each of its directors and executive officers (used after November 5, 2018)	Form 10-K, filed March 21, 2019

10.13	Federal Home Loan Bank of Cincinnati Executive Change in Control Severance Plan	Form 10-Q, filed November 9, 2017

24	Power of Attorney (included in Signature Page)	Filed Herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	Filed Herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	Filed Herewith

32	Section 1350 Certifications	Furnished Herewith

99.1	Audit Committee Letter	Furnished Herewith

99.2	Audit Committee Charter	Furnished Herewith

101.INS	XBRL Instance Document	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document	Filed Herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed Herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed Herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed Herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed Herewith

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed Herewith

(1)	Numbers coincide with Item 601 of Regulation S-K.

(2)	Indicates management compensation plan or arrangement.

Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 19th day of March 2020.

FEDERAL HOME LOAN BANK OF CINCINNATI
(Registrant)

By:	/s/ Andrew S. Howell
Andrew S. Howell
President and Chief Executive Officer

SIGNATURES AND POWER OF ATTORNEY

We, the undersigned directors of the Federal Home Loan Bank of Cincinnati, hereby appoint Andrew S. Howell and Stephen J. Sponaugle, or either of them, our true and lawful attorneys and agents to do any and all acts and things in our names and on our behalves, in our capacities indicated below, which said attorneys and agents, or either of them, may deem necessary or advisable to enable said registrant to comply with the Securities Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2019, including, without limitation, power and authority to sign for us, or any of us, in our names in the capacities indicated below, the Report and any and all amendments to the Report, and we hereby ratify and confirm all that said attorneys and agents, or each of them, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of the 19th day of March 2020.

Signatures	Title

/s/ Andrew S. Howell	President and Chief Executive Officer
Andrew S. Howell	(principal executive officer)

/s/ Stephen J. Sponaugle	Executive Vice President-Chief Financial Officer
Stephen J. Sponaugle	(principal financial officer)

/s/ J. Christopher Bates	Senior Vice President-Chief Accounting Officer
J. Christopher Bates	(principal accounting officer)

/s/ J. Lynn Anderson	Director
J. Lynn Anderson

/s/ Grady P. Appleton	Director
Grady P. Appleton

/s/ April Miller Boise	Director
April Miller Boise

/s/ Brady T. Burt	Director
Brady T. Burt

/s/ Greg W. Caudill	Director
Greg W. Caudill

/s/ Leslie D. Dunn	Director
Leslie D. Dunn

/s/ James A. England	Director (Vice Chair)
James A. England

/s/ Robert T. Lameier	Director
Robert T. Lameier

/s/ Donald J. Mullineaux	Director (Chair)
Donald J. Mullineaux

/s/ Alvin J. Nance	Director
Alvin J. Nance

/s/ Michael P. Pell	Director
Michael P. Pell

/s/ Kathleen A. Rogers	Director
Kathleen A. Rogers

/s/ Charles J. Ruma	Director
Charles J. Ruma

/s/ David E. Sartore	Director
David E. Sartore

/s/ William S. Stuard, Jr.	Director
William S. Stuard, Jr.

/s/ Nancy E. Uridil	Director
Nancy E. Uridil

/s/ James J. Vance	Director
James J. Vance

/s/ Jonathan D. Welty	Director
Jonathan D. Welty