Form 10-Q
period 2020-03-31
Federal Home Loan Bank of Cincinnati
filed 2020-05-07
CIK 1326771

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
☐ Yes   ☒ No

The capital stock of the registrant is not listed on any securities exchange or quoted on any automated quotation system, only may be owned by members and former members and is transferable only at its par value of $100 per share. As of April 30, 2020, the registrant had 47,608,735 shares of capital stock outstanding, which included stock classified as mandatorily redeemable.

Page 1 of	75

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CONDITION
(Unaudited)

(In thousands, except par value)

	March 31, 2020	December 31, 2019
ASSETS
Cash and due from banks	$3,923,890	$20,608
Interest-bearing deposits	780,081	550,160
Securities purchased under agreements to resell	183,504	2,348,584
Federal funds sold	—	4,833,000
Investment securities:
Trading securities	11,988,073	11,615,693
Available-for-sale securities	142,074	1,542,185
Held-to-maturity securities (includes $0 and $0 pledged as collateral at March 31, 2020 and December 31 2019, respectively, that may be repledged) (a)	12,570,626	13,499,319
Total investment securities	24,700,773	26,657,197
Advances (includes $5,385 and $5,238 at fair value under fair value option at March 31, 2020 and December 31 2019, respectively)	80,424,950	47,369,573
Mortgage loans held for portfolio, net of allowance for credit losses of $297 and $711 at March 31, 2020 and December 31 2019, respectively	11,923,078	11,235,353
Accrued interest receivable	197,718	182,252
Derivative assets	352,410	267,165
Other assets	23,440	27,667
TOTAL ASSETS	$122,509,844	$93,491,559
LIABILITIES
Deposits	$1,185,476	$951,296
Consolidated Obligations:
Discount Notes (includes $9,319,663 and $12,386,974 at fair value under fair value option at March 31, 2020 and December 31 2019, respectively)	79,659,562	49,084,219
Bonds (includes $4,359,486 and $4,757,177 at fair value under fair value option at March 31, 2020 and December 31 2019, respectively)	34,668,308	38,439,724
Total Consolidated Obligations	114,327,870	87,523,943
Mandatorily redeemable capital stock	571,546	21,669
Accrued interest payable	98,157	126,091
Affordable Housing Program payable	118,120	115,295
Derivative liabilities	22,691	1,310
Other liabilities	310,713	307,499
Total liabilities	116,634,573	89,047,103
Commitments and contingencies
CAPITAL
Capital stock Class B putable ($100 par value); issued and outstanding shares: 47,394 shares at March 31, 2020 and 33,664 shares at December 31, 2019	4,739,413	3,366,428
Retained earnings:
Unrestricted	690,615	648,374
Restricted	461,979	446,048
Total retained earnings	1,152,594	1,094,422
Accumulated other comprehensive loss	(16,736)	(16,394)
Total capital	5,875,271	4,444,456
TOTAL LIABILITIES AND CAPITAL	$122,509,844	$93,491,559

(a)	Fair values: $12,685,449 and $13,501,207 at March 31, 2020 and December 31, 2019, respectively.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF INCOME
(Unaudited)

(In thousands)	Three Months Ended March 31,
	2020	2019
INTEREST INCOME:
Advances	$172,167	$402,777
Prepayment fees on Advances, net	4,274	15
Interest-bearing deposits	3,350	1,544
Securities purchased under agreements to resell	10,154	18,825
Federal funds sold	28,526	63,829
Investment securities:
Trading securities	67,904	5,171
Available-for-sale securities	3,396	13,559
Held-to-maturity securities	68,304	106,473
Total investment securities	139,604	125,203
Mortgage loans held for portfolio	89,257	88,665
Loans to other FHLBanks	60	20
Total interest income	447,392	700,878
INTEREST EXPENSE:
Consolidated Obligations:
Discount Notes	176,124	311,710
Bonds	185,987	262,863
Total Consolidated Obligations	362,111	574,573
Deposits	2,976	3,698
Mandatorily redeemable capital stock	190	349
Total interest expense	365,277	578,620
NET INTEREST INCOME	82,115	122,258
NON-INTEREST INCOME (LOSS):
Net gains (losses) on investment securities	372,406	22,126
Net gains (losses) on financial instruments held under fair value option	(50,830)	(17,181)
Net gains (losses) on derivatives and hedging activities	(293,966)	(25,959)
Other, net	3,079	2,615
Total non-interest income (loss)	30,689	(18,399)
NON-INTEREST EXPENSE:
Compensation and benefits	13,340	12,659
Other operating expenses	6,103	5,477
Finance Agency	1,628	1,696
Office of Finance	1,258	1,366
Other	1,951	1,225
Total non-interest expense	24,280	22,423
INCOME BEFORE ASSESSMENTS	88,524	81,436
Affordable Housing Program assessments	8,871	8,179
NET INCOME	$79,653	$73,257
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(In thousands)	Three Months Ended March 31,
	2020	2019
Net income	$79,653	$73,257
Other comprehensive income adjustments:
Net unrealized gains (losses) on available-for-sale securities	(905)	187
Pension and postretirement benefits	563	401
Total other comprehensive income (loss) adjustments	(342)	588
Comprehensive income	$79,311	$73,845

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CAPITAL
(Unaudited)

(In thousands)	Capital Stock Class B - Putable		Retained Earnings			Accumulated Other Comprehensive	Total
	Shares	Par Value	Unrestricted	Restricted	Total	Loss	Capital
BALANCE, DECEMBER 31, 2018	43,205	$4,320,459	$631,971	$390,829	$1,022,800	$(13,043)	$5,330,216
Comprehensive income (loss)			58,605	14,652	73,257	588	73,845
Proceeds from sale of capital stock	2,281	228,106					228,106
Repurchase of capital stock	(4,886)	(488,544)					(488,544)
Net shares reclassified to mandatorily redeemable capital stock	(10)	(1,040)					(1,040)
Dividends on capital stock:
Cash dividends on capital stock			(65,473)		(65,473)		(65,473)
BALANCE, MARCH 31, 2019	40,590	$4,058,981	$625,103	$405,481	$1,030,584	$(12,455)	$5,077,110

BALANCE, DECEMBER 31, 2019	33,664	$3,366,428	$648,374	$446,048	$1,094,422	$(16,394)	$4,444,456
Adjustment for cumulative effect of accounting change			366	—	366		366
Comprehensive income (loss)			63,722	15,931	79,653	(342)	79,311
Proceeds from sale of capital stock	20,729	2,072,862					2,072,862
Repurchase of capital stock	(1,500)	(150,000)					(150,000)
Net shares reclassified to mandatorily redeemable capital stock	(5,499)	(549,877)					(549,877)
Dividends on capital stock:
Cash dividends on capital stock			(21,847)		(21,847)		(21,847)
BALANCE, MARCH 31, 2020	47,394	$4,739,413	$690,615	$461,979	$1,152,594	$(16,736)	$5,875,271

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CASH FLOWS
(Unaudited)

(In thousands)	Three Months Ended March 31,
	2020	2019
OPERATING ACTIVITIES:
Net income	$79,653	$73,257
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	29,025	37,144
Net change in derivative and hedging activities	(204,187)	(58,808)
Net change in fair value adjustments on trading securities	(372,406)	(22,126)
Net change in fair value adjustments on financial instruments held under fair value option	50,830	17,181
Other adjustments	177	177
Net change in:
Accrued interest receivable	(15,359)	(61,925)
Other assets	3,741	4,977
Accrued interest payable	(28,574)	13,051
Other liabilities	6,632	(2,705)
Total adjustments	(530,121)	(73,034)
Net cash provided by (used in) operating activities	(450,468)	223

INVESTING ACTIVITIES:
Net change in:
Interest-bearing deposits	(496,833)	(473,043)
Securities purchased under agreements to resell	2,165,080	1,573,412
Federal funds sold	4,833,000	(1,027,000)
Premises, software, and equipment	(263)	(455)
Trading securities:
Proceeds from maturities	27	31
Purchases	—	(4,738,086)
Available-for-sale securities:
Proceeds from maturities	1,810,000	2,350,000
Purchases	(400,000)	(1,026,000)
Held-to-maturity securities:
Proceeds from maturities	958,486	538,649
Purchases	(34,234)	(622,454)
Advances:
Repaid	256,213,831	410,450,110
Originated	(288,877,977)	(410,455,274)
Mortgage loans held for portfolio:
Principal collected	539,328	226,964
Purchases	(1,231,879)	(249,754)
Net cash provided by (used in) investing activities	(24,521,434)	(3,452,900)

The accompanying notes are an integral part of these financial statements.

(continued from previous page)
FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CASH FLOWS
(Unaudited)

(In thousands)	Three Months Ended March 31,
	2020	2019
FINANCING ACTIVITIES:
Net change in deposits and pass-through reserves	$233,060	$102,205
Net proceeds (payments) on derivative contracts with financing elements	(303)	(92)
Net proceeds from issuance of Consolidated Obligations:
Discount Notes	150,972,042	125,632,457
Bonds	9,381,318	11,340,789
Payments for maturing and retiring Consolidated Obligations:
Discount Notes	(120,420,948)	(128,399,569)
Bonds	(13,191,000)	(4,885,800)
Proceeds from issuance of capital stock	2,072,862	228,106
Payments for repurchase of capital stock	(150,000)	(488,544)
Payments for repurchase/redemption of mandatorily redeemable capital stock	—	(754)
Cash dividends paid	(21,847)	(65,473)
Net cash provided by (used in) financing activities	28,875,184	3,463,325
Net increase (decrease) in cash and due from banks	3,903,282	10,648
Cash and due from banks at beginning of the period	20,608	10,037
Cash and due from banks at end of the period	$3,923,890	$20,685
Supplemental Disclosures:
Interest paid	$388,791	$535,427
Affordable Housing Program payments, net	$6,046	$3,266

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

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of financial statements in accordance with GAAP requires management to make assumptions and estimates. These assumptions and estimates affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. Actual results could differ from these estimates. The interim financial statements presented are unaudited, but they include all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations, and cash flows for such periods. These financial statements do not include all disclosures associated with annual financial statements and accordingly should be read in conjunction with the audited financial statements and notes included in the FHLB's Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission (SEC). Results for the three months ended March 31, 2020 are not necessarily indicative of operating results for the full year.

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

The net exposure for these financial instruments can change on a daily basis; therefore, there may be a delay between the time this exposure change is identified and additional collateral is requested, and the time this collateral is received or pledged. Likewise, there may be a delay for excess collateral to be returned. For derivative instruments that meet the requirements for netting, any excess cash collateral received or pledged is recognized as a derivative liability or derivative asset. Additional information regarding these agreements is provided in Note 6. Based on the fair value of the related collateral held, the securities purchased under agreements to resell were fully collateralized for the periods presented. For more information about the FHLB's investments in securities purchased under agreements to resell, see “Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies” in the FHLB's 2019 Annual Report on Form 10-K.

The FHLB did not hold any equity securities as of March 31, 2020 and December 31, 2019.

Reclassifications

Certain amounts in the 2019 financial statements have been reclassified to conform to the presentation as of March 31, 2020. Specifically, certain cash flow amounts in the prior period Statement of Cash Flows have been reclassified to reflect short-term investment securities purchases and proceeds on a gross, rather than net, basis.

Subsequent Events

The FHLB has evaluated subsequent events for potential recognition or disclosure through the issuance of these financial statements and believes there have been no material subsequent events requiring additional disclosure or recognition in these financial statements.

Significant Accounting Policies

Beginning January 1, 2020, the FHLB adopted new accounting guidance related to the measurement of credit losses on financial instruments, which requires a financial asset or group of financial assets measured at amortized cost to be presented at the net amount expected to be collected. The new guidance also requires credit losses relating to these financial instruments and available-for-sale securities to be recorded through the allowance for credit losses. Key changes from prior accounting guidance are detailed below. Consistent with the modified retrospective method of adoption, the prior period has not been revised to conform to the new basis of accounting. See “Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies” in the FHLB's 2019 Annual Report on Form 10-K for information on the prior accounting treatment.

Interest-Bearing Deposits, Securities Purchased under Agreements to Resell, and Federal Funds Sold. These investments provide short-term liquidity and are carried at amortized cost. Accrued interest receivable is recorded separately on the Statements of Condition.

These investments are evaluated quarterly for expected credit losses. If applicable, an allowance for credit losses is recorded with a corresponding adjustment to the provision (reversal) for credit losses. The FHLB applies the collateral maintenance provision practical expedient when evaluating securities purchased under agreements to resell for credit losses. Consequently, a credit loss would be recognized if there is a collateral shortfall which the FHLB does not believe the counterparty will replenish in accordance with its contractual terms. The credit loss would be limited to the difference between the fair value of the collateral and the investment’s amortized cost.

See Note 3 - Investments for details on the allowance methodologies relating to these investments.

Investment Securities.

Available for Sale. For securities classified as available-for-sale, the FHLB evaluates an individual security for impairment on a quarterly basis by comparing the security’s fair value to its amortized cost. Accrued interest receivable is recorded separately on the Statements of Condition. Impairment exists when the fair value of the investment is less than its amortized cost (i.e., in an unrealized loss position). In assessing whether a credit loss exists on an impaired security, the FHLB considers whether there would be a shortfall in receiving all cash flows contractually due. When a shortfall is considered possible, the FHLB compares the present value of cash flows to be collected from the security with the amortized cost basis of the security. If the present value of cash flows is less than amortized cost, an allowance for credit losses is recorded with a corresponding adjustment to the provision (reversal) for credit losses. The allowance is limited by the amount of the unrealized loss. The allowance for credit losses excludes uncollectible accrued interest receivable, which is measured separately.

If management intends to sell an impaired security classified as available-for-sale, or more likely than not will be required to sell the security before expected recovery of its amortized cost basis, any allowance for credit losses is written off and the amortized cost basis is written down to the security’s fair value at the reporting date with any incremental impairment reported in earnings as net gains (losses) on investment securities. If management does not intend to sell an impaired security classified as available-for-sale and it is not more likely than not that management will be required to sell the debt security, then the credit portion of the difference is recognized as an allowance for credit losses and any remaining difference between the security’s fair value and amortized cost is recorded to net unrealized gains (losses) on available-for-sale securities within other comprehensive income (loss).

Prior to January 1, 2020, credit losses were recorded as a direct write-down of the available-for-sale security carrying value. As of December 31, 2019, the FHLB had not recorded any direct write-downs to the carrying value of its available-for-sale securities.

Held-to-Maturity. Securities that the FHLB has both the ability and intent to hold to maturity are classified as held-to-maturity and are carried at amortized cost, which is original cost net of periodic principal repayments and amortization of premiums and accretion of discounts. Accrued interest receivable is recorded separately on the Statements of Condition.

Held-to-maturity securities are evaluated quarterly for expected credit losses on a pool basis unless an individual assessment is deemed necessary because the securities do not possess similar risk characteristics. An allowance for credit losses is recorded with a corresponding adjustment to the provision (reversal) for credit losses. The allowance for credit losses excludes uncollectible accrued interest receivable, which is measured separately. Prior to January 1, 2020, credit losses were recorded as a direct write-down of the held-to-maturity security carrying value. As of December 31, 2019, the FHLB had not recorded any direct write-downs to the carrying value of its held-to-maturity securities.

See Note 3 - Investments for details on the allowance methodologies relating to available-for-sale and held-to-maturity securities.

Advances. Advances (loans to members, former members, or housing associates) are carried at amortized cost, or at fair value, when the fair value option has been elected. Advances recorded at amortized cost are carried at original cost net of periodic principal repayments and amortization of premiums and accretion of discounts (including discounts related to the Affordable Housing Program), unearned commitment fees, and fair value hedge adjustments. Accrued interest receivable is recorded separately on the Statements of Condition. The Advances carried at amortized cost are evaluated quarterly for expected credit losses. If deemed necessary, an allowance for credit losses is recorded with a corresponding adjustment to the provision (reversal) for credit losses. See Note 4 - Advances for details on the allowance methodology relating to Advances.

Mortgage Loans Held for Portfolio. Mortgage loans held for portfolio are recorded at amortized cost, which is original cost, net of periodic principal repayments and amortization of premiums and accretion of discounts, hedging basis adjustments on loans initially classified as mortgage loan commitments, and direct write-downs. The FHLB has the intent and ability to hold these mortgage loans to maturity. Accrued interest receivable is recorded separately on the Statements of Condition. The FHLB performs a quarterly assessment of its mortgage loans held for portfolio to estimate expected credit losses. An allowance for credit losses is recorded with a corresponding adjustment to the provision (reversal) for credit losses

The FHLB measures expected credit losses on mortgage loans on a collective basis, pooling loans with similar risk characteristics. If a mortgage loan no longer shares risk characteristics with other loans, it is removed from the pool and evaluated for expected credit losses on an individual basis.

When developing the allowance for credit losses, the FHLB measures the expected loss over the estimated remaining life of a mortgage loan, which also considers how the FHLB’s credit enhancements mitigate credit losses. If a loan is purchased at a discount, the discount does not offset the allowance for credit losses. The FHLB’s measurement of expected credit losses takes into consideration any accrued interest that may be lost as a result of a default.

The FHLB does not purchase mortgage loans with credit deterioration present at the time of purchase. The FHLB includes estimates of expected recoveries within the allowance for credit losses. See Note 5 - Mortgage Loans for details on the allowance methodologies relating to mortgage loans.

Off-Balance Sheet Credit Exposures. The FHLB evaluates its off-balance sheet credit exposures on a quarterly basis for expected credit losses. If deemed necessary, an allowance for expected credit losses on these off-balance sheet exposures is recorded in other liabilities with a corresponding adjustment to the provision (reversal) for credit losses.

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

Changes to the Disclosure Requirements for Defined Benefit Plans. On August 28, 2018, the FASB issued amended guidance that modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans to improve disclosure effectiveness. This guidance becomes effective for annual periods ending after December 15, 2020 (December 31, 2020 for the FHLB) and will be applied retrospectively for all comparative periods presented. Early adoption is permitted. The FHLB will adopt this guidance for the year ended December 31, 2020. The adoption of this guidance will affect the FHLB's disclosures, but will not have any effect on the FHLB's financial condition, results of operations, or cash flows.

Changes to the Disclosure Requirements for Fair Value Measurement. On August 28, 2018, the FASB issued amended guidance that modifies the disclosure requirements for fair value measurements to improve disclosure effectiveness. This guidance became effective for the FHLB for the interim and annual periods beginning on January 1, 2020. The adoption of this guidance affected the FHLB's disclosures, but did not have any effect on the FHLB's financial condition, results of operations, or cash flows.
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

Note 3 - Investments

The FHLB makes short-term investments in interest-bearing deposits, securities purchased under agreements to resell, and Federal funds sold and may make other investments in debt securities, which are classified as either trading, available-for-sale, or held-to-maturity.

Interest-Bearing Deposits, Securities Purchased under Agreements to Resell, and Federal Funds Sold

The FHLB invests in interest-bearing deposits, securities purchased under agreements to resell, and Federal funds sold to provide short-term liquidity. These investments are transacted with counterparties that have received a credit rating of single-A or greater by a nationally recognized statistical rating organization (NRSRO). The FHLB’s internal ratings of these counterparties may differ from those issued by an NRSRO.

Federal funds sold are unsecured loans that are generally transacted on an overnight term. FHFA regulations include a limit on the amount of unsecured credit the FHLB may extend to a counterparty. At March 31, 2020 and December 31, 2019, all investments in interest-bearing deposits and Federal funds sold were repaid or expected to be repaid according to the contractual terms. No allowance for credit losses was recorded for these assets at March 31, 2020 and December 31, 2019. Carrying values of interest-bearing deposits and Federal funds sold exclude accrued interest receivable of (in thousands) $599 and $0 as of March 31, 2020, and $1,162 and $210 as of December 31, 2019.

Securities purchased under agreements to resell are short-term and are structured such that they are evaluated regularly to determine if the market value of the underlying securities decreases below the market value required as collateral (i.e., subject to collateral maintenance provisions). If so, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash, generally by the next business day. Based upon the collateral held as security and collateral maintenance provisions with counterparties, the FHLB determined that no allowance for credit losses was needed for its securities purchased under agreements to resell at March 31, 2020 and December 31, 2019. The carrying value of securities purchased under agreements to resell excludes accrued interest receivable of (in thousands) $474 and $3,503 as of March 31, 2020 and December 31, 2019.

Debt Securities

The FHLB invests in debt securities, which are classified as either trading, available-for-sale, or held-to-maturity. The FHLB is prohibited by Finance Agency regulations from purchasing certain higher-risk securities, such as equity securities and debt instruments that are not investment quality, other than certain investments targeted at low-income persons or communities and instruments that experienced credit deterioration after their purchase by the FHLB.

Trading Securities

Table 3.1 - Trading Securities by Major Security Types (in thousands)

Fair Value	March 31, 2020	December 31, 2019
Non-mortgage-backed securities (non-MBS):
U.S. Treasury obligations	$9,860,650	$9,626,964
GSE obligations	2,126,978	1,988,259
Total non-MBS	11,987,628	11,615,223
Mortgage-backed securities (MBS):
U.S. obligation single-family MBS	445	470
Total	$11,988,073	$11,615,693

Table 3.2 - Net Gains (Losses) on Trading Securities (in thousands)

	Three Months Ended March 31,
	2020	2019
Net gains (losses) on trading securities held at period end	$372,406	$22,126
Net gains (losses) on trading securities	$372,406	$22,126

Available-for-Sale Securities

Table 3.3 - Available-for-Sale Securities by Major Security Types (in thousands)

	March 31, 2020
	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
GSE obligations	$142,609	$409	$(944)	$142,074
Total	$142,609	$409	$(944)	$142,074

	December 31, 2019
	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$1,410,000	$111	$—	$1,410,111
GSE obligations	131,815	601	(342)	132,074
Total	$1,541,815	$712	$(342)	$1,542,185

(1)
Amortized cost of available-for-sale securities includes adjustments made to the cost basis of an investment for accretion, amortization, and/or fair value hedge accounting adjustments, and excludes accrued interest receivable of (in thousands) $493 and $5,149 at March 31, 2020 and December 31, 2019.

Table 3.4 summarizes the available-for-sale securities with unrealized losses, which are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

Table 3.4 - Available-for-Sale Securities in a Continuous Unrealized Loss Position (in thousands)

	March 31, 2020
	Less than 12 Months		12 Months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
GSE obligations	$55,707	$(604)	$16,358	$(340)	$72,065	$(944)
Total	$55,707	$(604)	$16,358	$(340)	$72,065	$(944)

	December 31, 2019
	Less than 12 Months		12 Months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
GSE obligations	$17,071	$(126)	$21,574	$(216)	$38,645	$(342)
Total	$17,071	$(126)	$21,574	$(216)	$38,645	$(342)

Table 3.5 - Available-for-Sale Securities by Contractual Maturity (in thousands)

	March 31, 2020		December 31, 2019
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in 1 year or less	$—	$—	$1,410,000	$1,410,111
Due after 1 year through 5 years	—	—	—	—
Due after 5 years through 10 years	128,773	128,074	119,771	119,870
Due after 10 years	13,836	14,000	12,044	12,204
Total	$142,609	$142,074	$1,541,815	$1,542,185

Table 3.6 - Interest Rate Payment Terms of Available-for-Sale Securities (in thousands)

	March 31, 2020	December 31, 2019
Amortized cost of available-for-sale securities:
Fixed-rate	$142,609	$1,541,815

The FHLB had no sales of securities out of its available-for-sale portfolio for the three months ended March 31, 2020 or 2019.

Held-to-Maturity Securities

Table 3.7 - Held-to-Maturity Securities by Major Security Types (in thousands)

	March 31, 2020
	Amortized Cost (1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
Non-MBS:
U.S. Treasury obligations	$34,345	$144	$—	$34,489
Total non-MBS	34,345	144	—	34,489
MBS:
U.S. obligation single-family MBS	1,493,694	57,446	(373)	1,550,767
GSE single-family MBS	4,232,995	116,453	(2,558)	4,346,890
GSE multi-family MBS	6,809,592	28	(56,317)	6,753,303
Total MBS	12,536,281	173,927	(59,248)	12,650,960
Total	$12,570,626	$174,071	$(59,248)	$12,685,449

	December 31, 2019
	Amortized Cost (1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
Non-MBS:
U.S. Treasury obligations	$35,171	$5	$—	$35,176
Total non-MBS	35,171	5	—	35,176
MBS:
U.S. obligation single-family MBS	1,670,783	13,499	(239)	1,684,043
GSE single-family MBS	4,500,471	40,386	(24,072)	4,516,785
GSE multi-family MBS	7,292,894	54	(27,745)	7,265,203
Total MBS	13,464,148	53,939	(52,056)	13,466,031
Total	$13,499,319	$53,944	$(52,056)	$13,501,207

(1)
Carrying value equals amortized cost. Amortized cost of held-to-maturity securities includes adjustments made to the cost basis of an investment for accretion and amortization and excludes accrued interest receivable of (in thousands) $18,169 and $20,365 as of March 31, 2020 and December 31, 2019.

Table 3.8 - Net Purchased Premiums Included in the Amortized Cost of MBS Classified as Held-to-Maturity (in thousands)

	March 31, 2020	December 31, 2019
Premiums	$24,532	$32,071
Discounts	(10,898)	(13,996)
Net purchased premiums	$13,634	$18,075

Table 3.9 - Held-to-Maturity Securities by Contractual Maturity (in thousands)

	March 31, 2020		December 31, 2019
Year of Maturity	Amortized Cost (1)	Fair Value	Amortized Cost (1)	Fair Value
Non-MBS:
Due in 1 year or less	$34,345	$34,489	$35,171	$35,176
Due after 1 year through 5 years	—	—	—	—
Due after 5 years through 10 years	—	—	—	—
Due after 10 years	—	—	—	—
Total non-MBS	34,345	34,489	35,171	35,176
MBS (2)	12,536,281	12,650,960	13,464,148	13,466,031
Total	$12,570,626	$12,685,449	$13,499,319	$13,501,207

(1)	Carrying value equals amortized cost.

(2)
MBS are not presented by contractual maturity because their expected maturities will likely differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 3.10 - Interest Rate Payment Terms of Held-to-Maturity Securities (in thousands)

	March 31, 2020	December 31, 2019
Amortized cost of non-MBS:
Fixed-rate	$34,345	$35,171
Total amortized cost of non-MBS	34,345	35,171
Amortized cost of MBS:
Fixed-rate	5,135,315	5,438,532
Variable-rate	7,400,966	8,025,616
Total amortized cost of MBS	12,536,281	13,464,148
Total	$12,570,626	$13,499,319

From time to time the FHLB may sell securities out of its held-to-maturity portfolio. These securities, generally, have less than 15 percent of the acquired principal outstanding at the time of the sale. These sales are considered maturities for the purposes of security classification. For the three months ended March 31, 2020 and 2019, the FHLB did not sell any held-to-maturity securities.

Allowance for Credit Losses on Available-for-Sale and Held-to-Maturity Securities

The FHLB evaluates available-for-sale and held-to-maturity investment securities for credit losses on a quarterly basis. The FHLB adopted new accounting guidance for the measurement of credit losses on financial instruments on January 1, 2020. See Note 1 - Summary of Significant Accounting Policies for additional information. See Note 1 - Summary of Significant Accounting Policies in the FHLB’s 2019 Annual Report on Form 10-K for information on the prior methodology for evaluating credit losses. As of December 31, 2019, the FHLB did not record any credit losses for its available-for-sale or held-to-maturity securities.

The FHLB’s available-for-sale and held-to-maturity securities are certificates of deposit, U.S. Treasury obligations, GSE obligations, and MBS issued by Fannie Mae, Freddie Mac, Ginnie Mae and the National Credit Union Administration (NCUA) that are backed by single-family or multi-family mortgage loans. The FHLB only purchases securities considered investment quality. At March 31, 2020, all available-for-sale and held-to-maturity securities were rated single-A, or above, by an NRSRO, based on the lowest long-term credit rating for each security used by the FHLB. The FHLB’s internal ratings of these securities may differ from those obtained from an NRSRO.

The FHLB evaluates individual available-for-sale securities for impairment by comparing the security’s fair value to its amortized cost. Impairment may exist when the fair value of the investment is less than its amortized cost (i.e., in an unrealized loss position). At March 31, 2020, certain available-for-sale securities were in an unrealized loss position. These losses are considered temporary as the FHLB expects to recover the entire amortized cost basis on these available-for-sale investment securities and does not intend to sell these securities nor considers it more likely than not that it will be required to sell these securities before its anticipated recovery of each security's remaining amortized cost basis. Further, the FHLB has not experienced any payment defaults on the instruments. In addition, (in thousands) $142,074 of these securities carry a government guarantee. As a result, no allowance for credit losses was recorded on these available-for-sale securities at March 31, 2020.

The FHLB evaluates its held-to-maturity securities for impairment on a collective, or pooled basis, unless an individual assessment is deemed necessary because the securities do not possess similar risk characteristics. As of March 31, 2020, the FHLB had not established an allowance for credit loss on any held-to-maturity securities because the securities: (1) were all highly-rated and/or had short remaining terms to maturity, (2) had not experienced, nor did the FHLB expect, any payment default on the instruments, and (3) in the case of U.S., GSE, or other agency obligations, carry an implicit or explicit government guarantee such that the FHLB considered the risk of nonpayment to be zero.

Note 4 - Advances

The FHLB offers a wide range of fixed- and variable-rate Advance products with different maturities, interest rates, payment characteristics and optionality. The following table presents Advance redemptions by contractual maturity, including index-amortizing Advances, which are presented according to their predetermined amortization schedules.

Table 4.1 - Advances by Redemption Term (dollars in thousands)

	March 31, 2020		December 31, 2019
Redemption Term	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$43,900,826	0.79%	$32,342,198	1.78%
Due after 1 year through 2 years	20,964,575	1.48	4,477,497	2.19
Due after 2 years through 3 years	4,293,578	1.76	1,996,647	2.30
Due after 3 years through 4 years	2,258,670	2.38	1,408,948	2.50
Due after 4 years through 5 years	1,445,267	1.77	1,765,323	2.08
Thereafter	7,065,586	1.86	5,273,531	2.35
Total principal amount	79,928,502	1.18	47,264,144	1.94
Commitment fees	(230)		(281)
Discount on Affordable Housing Program (AHP) Advances	(2,875)		(3,148)
Premiums	1,147		1,221
Discounts	(2,539)		(2,530)
Hedging adjustments	500,560		109,929
Fair value option valuation adjustments and accrued interest	385		238
Total (1)	$80,424,950		$47,369,573

(1)	Carrying values exclude accrued interest receivable of (in thousands) $66,712 and $60,682 as of March 31, 2020 and December 31, 2019.

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

Table 4.2 - Advances by Redemption Term or Next Call Date (in thousands)

Redemption Term or Next Call Date	March 31, 2020	December 31, 2019
Due in 1 year or less	$67,120,907	$35,366,608
Due after 1 year through 2 years	3,576,815	4,982,222
Due after 2 years through 3 years	1,501,086	1,724,647
Due after 3 years through 4 years	2,231,336	1,381,718
Due after 4 years through 5 years	1,432,772	1,535,418
Thereafter	4,065,586	2,273,531
Total principal amount	$79,928,502	$47,264,144

The FHLB also offers putable Advances. With a putable Advance, the FHLB effectively purchases put options from the member that allows the FHLB to terminate the Advance at predetermined dates. The FHLB normally would exercise its put option when interest rates increase relative to contractual rates.

Table 4.3 - Advances by Redemption Term or Next Put Date for Putable Advances (in thousands)

Redemption Term or Next Put Date	March 31, 2020	December 31, 2019
Due in 1 year or less	$46,537,576	$33,451,448
Due after 1 year through 2 years	21,272,075	4,777,497
Due after 2 years through 3 years	4,411,578	2,129,647
Due after 3 years through 4 years	1,888,670	1,238,948
Due after 4 years through 5 years	1,476,017	1,611,073
Thereafter	4,342,586	4,055,531
Total principal amount	$79,928,502	$47,264,144

Table 4.4 - Advances by Interest Rate Payment Terms (in thousands)

	March 31, 2020	December 31, 2019
Total fixed-rate (1)	$48,793,003	$36,113,108
Total variable-rate (1)	31,135,499	11,151,036
Total principal amount	$79,928,502	$47,264,144

(1)	Payment terms based on current interest rate terms, which reflect any option exercises or rate conversions that have occurred subsequent to the related Advance issuance.

Credit Risk Exposure and Security Terms

The FHLB's Advances are made to member financial institutions. The FHLB manages its credit exposure to Advances through an integrated approach that includes establishing a credit limit for each borrower and ongoing review of each borrower's financial condition, coupled with collateral and lending policies to limit risk of loss while balancing borrowers' needs for a reliable source of funding.

In addition, the FHLB lends to eligible borrowers in accordance with federal law and Finance Agency regulations, which require the FHLB to obtain sufficient collateral to fully secure credit products. Collateral eligible to secure new or renewed Advances includes:

▪	one-to-four family and multi-family mortgage loans (delinquent for no more than 90 days) and securities representing such mortgages;

▪
loans and securities issued, insured, or guaranteed by the U.S. government or any U.S. government agency (for example, mortgage-backed securities issued or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae);

▪	cash or deposits in the FHLB;

▪	certain other collateral that is real estate-related, provided that the collateral has a readily ascertainable value and that the FHLB can perfect a security interest in it; and

▪	certain qualifying securities representing undivided equity interests in eligible Advance collateral.

Residential mortgage loans are the principal form of collateral for Advances. The estimated value of the collateral required to secure each member's credit products is calculated by applying collateral discounts, or haircuts, to the value of the collateral. In addition, community financial institutions are eligible to utilize expanded statutory collateral provisions for small business and agribusiness loans. The FHLB's capital stock owned by its member borrowers is also pledged as collateral. Collateral arrangements and a member’s borrowing capacity vary based on the financial condition and performance of the institution, the types of collateral pledged and the overall quality of those assets. The FHLB can also require additional or substitute collateral to protect its security interest. The FHLB also has policies and procedures for validating the reasonableness of its collateral valuations and makes changes to its collateral guidelines, as necessary, based on current market conditions. In addition, collateral verifications and on-site reviews are performed by the FHLB based on the risk profile of the borrower. Management of the FHLB believes that these policies effectively manage the FHLB's credit risk from Advances.

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

Using a risk-based approach, the FHLB considers the payment status, collateralization levels, and borrower's financial condition to be indicators of credit quality for its credit products. At March 31, 2020 and December 31, 2019, the FHLB did not have any Advances that were past due, in non-accrual status or considered impaired. In addition, there were no troubled debt restructurings related to Advances of the FHLB during the three months ended March 31, 2020 or 2019. At March 31, 2020 and December 31, 2019, the FHLB had rights to collateral on a member-by-member basis with an estimated value in excess of its outstanding extensions of credit.

Based upon the collateral held as security, its credit extension and collateral policies and the repayment history on Advances, the FHLB did not expect any credit losses on Advances as of March 31, 2020 and therefore, no allowance for credit losses on Advances was recorded. For the same reasons, the FHLB did not record any allowance for credit losses on Advances at December 31, 2019.

Table 4.5 - Borrowers Holding Five Percent or more of Total Advances, Including Any Known Affiliates that are Members of the FHLB (dollars in millions)

March 31, 2020			December 31, 2019
	Principal	% of Total Principal Amount of Advances		Principal	% of Total Principal Amount of Advances
U.S. Bank, N.A.	$24,374	30%	U.S. Bank, N.A.	$13,874	29%
JPMorgan Chase Bank, N.A.	15,000	19	JPMorgan Chase Bank, N.A.	4,500	10
Third Federal Savings and Loan Association	4,077	5	Third Federal Savings and Loan Association	3,883	8
Total	$43,451	54%	Total	$22,257	47%

Note 5 - Mortgage Loans

Total mortgage loans held for portfolio represent residential mortgage loans under the Mortgage Purchase Program (MPP) that the FHLB's members originate, credit enhance, and then sell to the FHLB. The FHLB does not service any of these loans. The FHLB plans to retain its existing portfolio of mortgage loans.

Table 5.1 - Mortgage Loans Held for Portfolio (in thousands)

	March 31, 2020	December 31, 2019
Fixed rate medium-term single-family mortgage loans (1)	$743,427	$773,575
Fixed rate long-term single-family mortgage loans	10,900,312	10,207,367
Total unpaid principal balance	11,643,739	10,980,942
Premiums	257,731	241,356
Discounts	(2,062)	(2,166)
Hedging basis adjustments (2)	23,967	15,932
Total mortgage loans held for portfolio (3)	11,923,375	11,236,064
Allowance for credit losses on mortgage loans	(297)	(711)
Mortgage loans held for portfolio, net	$11,923,078	$11,235,353

(1)	Medium-term is defined as a term of 15 years or less.

(2)
Represents the unamortized balance of the mortgage purchase commitments' market values at the time of settlement. The market value of the commitment is included in the basis of the mortgage loan and amortized accordingly.

(3)	Excludes accrued interest receivable of (in thousands) $38,473 and $36,739 at March 31, 2020 and December 31, 2019.

Table 5.2 - Mortgage Loans Held for Portfolio by Collateral/Guarantee Type (in thousands)

	March 31, 2020	December 31, 2019
Conventional mortgage loans	$11,423,290	$10,750,526
FHA mortgage loans	220,449	230,416
Total unpaid principal balance	$11,643,739	$10,980,942

Table 5.3 - Members, Including Any Known Affiliates that are Members of the FHLB, and Former Members Selling Five Percent or more of Total Unpaid Principal (dollars in millions)

	March 31, 2020			December 31, 2019
	Principal	% of Total		Principal	% of Total
Union Savings Bank	$3,911	34%	Union Savings Bank	$3,574	33%
Guardian Savings Bank FSB	1,068	9	Guardian Savings Bank FSB	1,004	9
FirstBank	804	7	FirstBank	714	7
The Huntington National Bank	624	5

Credit Risk Exposure

The FHLB manages credit risk exposure for conventional mortgage loans primarily though conservative underwriting and purchasing loans with characteristics consistent with favorable expected credit performance and by applying various credit enhancements.

Credit Enhancements. The conventional mortgage loans under the MPP are supported by some combination of credit enhancements (primary mortgage insurance (PMI), supplemental mortgage insurance (SMI) and the Lender Risk Account (LRA), including pooled LRA for those members participating in an aggregated MPP pool). These credit enhancements apply after a homeowner’s equity is exhausted. Beginning in February 2011, the FHLB discontinued the use of SMI for all new loan purchases and replaced it with expanded use of the LRA. The LRA is funded by the FHLB upfront as a portion of the purchase proceeds. The LRA is recorded in other liabilities in the Statement of Condition. Excess funds from the LRA are released to the member in accordance with the terms of the Master Commitment Contract, which is typically after five years, subject to performance of the related loan pool. The LRA established for a pool of loans is limited to only covering losses of that specific pool of loans. Because the FHA makes an explicit guarantee on FHA mortgage loans, the FHLB does not require any credit enhancements on these loans beyond primary mortgage insurance.

Table 5.4 - Changes in the LRA (in thousands)

Three Months Ended
March 31, 2020
LRA at beginning of year	$233,476
Additions	13,776
Claims	(41)
Scheduled distributions	(4,377)
LRA at end of period	$242,834

Payment Status of Mortgage Loans. The key credit quality indicator for conventional mortgage loans is payment status, which allows the FHLB to monitor the migration of past due loans. Past due loans are those where the borrower has failed to make timely payments of principal and/or interest in accordance with the terms of the loan. Other delinquency statistics include loans in process of foreclosure, serious delinquency rates, loans past due 90 days or more and still accruing interest, and non-accrual loans. Tables 5.5 and 5.6 present the payment status of conventional mortgage loans and other delinquency statistics.

Table 5.5 - Credit Quality Indicator of Conventional Mortgage Loans (dollars in thousands)

	March 31, 2020
	Origination Year
Payment status, at amortized cost (1):	Prior to 2016	2016 to March 31, 2020	Total
Past due 30-59 days	$20,153	$13,860	$34,013
Past due 60-89 days	4,154	470	4,624
Past due 90 days or more	9,802	1,630	11,432
Total past due mortgage loans	34,109	15,960	50,069
Current mortgage loans	3,592,598	8,058,309	11,650,907
Total conventional mortgage loans	$3,626,707	$8,074,269	$11,700,976

December 31, 2019
Payment status, at recorded investment (1):	Conventional Loans
Past due 30-59 days	$35,416
Past due 60-89 days	5,572
Past due 90 days or more	12,421
Total past due mortgage loans	53,409
Current mortgage loans	10,985,818
Total conventional mortgage loans	$11,039,227

(1)	The recorded investment at December 31, 2019 includes accrued interest receivable whereas the amortized cost at March 31, 2020 excludes accrued interest receivable.

Table 5.6 - Other Delinquency Statistics (dollars in thousands)

	March 31, 2020
Amortized Cost:	Conventional MPP Loans	FHA Loans	Total
In process of foreclosure (1)	$7,156	$2,768	$9,924
Serious delinquency rate (2)	0.10%	2.18%	0.14%
Past due 90 days or more still accruing interest (3)	$10,657	$4,743	$15,400
Loans on non-accrual status	$2,168	$—	$2,168

	December 31, 2019
Recorded Investment:	Conventional MPP Loans	FHA Loans	Total
In process of foreclosure (1)	$8,311	$2,515	$10,826
Serious delinquency rate (2)	0.11%	2.49%	0.16%
Past due 90 days or more still accruing interest (3)	$11,935	$5,805	$17,740
Loans on non-accrual status	$1,902	$—	$1,902

(1)	Includes loans where the decision of foreclosure or a similar alternative such as pursuit of deed-in-lieu has been reported.

(2)
Loans that are 90 days or more past due or in the process of foreclosure (including past due or current loans in the process of foreclosure) expressed as a percentage of the total loan portfolio class.

(3)
Each conventional loan past due 90 days or more still accruing interest is on a schedule/scheduled monthly settlement basis and contains one or more credit enhancements. Loans that are well secured and in the process of collection as a result of remaining credit enhancements and schedule/scheduled settlement are not placed on non-accrual status.

The FHLB did not have any real estate owned at March 31, 2020 or December 31, 2019.

Evaluation of Current Expected Credit Losses

See Note 10 - Allowance for Credit Losses in the FHLB's 2019 Annual Report on Form 10-K, for information on the prior methodology for evaluating credit losses.

Mortgage Loans - FHA. The FHLB invests in fixed-rate mortgage loans secured by one-to-four family residential properties insured by the FHA. The FHLB expects to recover any losses from such loans from the FHA. Any losses from these loans that are not recovered from the FHA would be due to a claim rejection by the FHA and, as such, would be recoverable from the selling participating financial institutions. Therefore, the FHLB only has credit risk for these loans if the seller or servicer fails to pay for losses not covered by the FHA insurance. As a result, the FHLB did not record an allowance for credit losses on its FHA insured mortgage loans. Furthermore, due to the insurance, none of these mortgage loans have been placed on non-accrual status.

Mortgage Loans - Conventional MPP. Conventional loans are evaluated collectively when similar risk characteristics exist. Conventional loans that do not share risk characteristics with other pools are removed from the collective evaluation and evaluated for expected credit losses on an individual basis. For loans with similar risk characteristics, the FHLB determines the allowance for credit losses through analyses that include consideration of various loan portfolio and collateral-related characteristics, such as past performance, current conditions, and reasonable and supportable forecasts of expected economic conditions. The FHLB uses a model that employs a variety of methods, such as projected cash flows to estimate expected credit losses over the life of the loans. This model relies on a number of inputs, such as both current and forecasted property values and interest rates as well as historical borrower behavior experience. The FHLB’s calculation of expected credit losses includes a forecast of home prices over the entire contractual terms of its conventional loans rather than a reversion to historical home price trends after an initial forecast period. The FHLB also incorporates associated credit enhancements to determine estimated expected credit losses.

If a loan is required to be evaluated on an individual basis, the FHLB estimates the present value of expected cash flows, the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent.

Certain conventional loans may be evaluated for credit losses by using the practical expedient for collateral dependent assets. A mortgage loan is considered collateral dependent if repayment is expected to be provided by the sale of the underlying property, that is, if it is considered likely that the borrower will default. The FHLB may estimate the fair value of this collateral by either applying an appropriate loss severity rate, using third-party estimates, or using a property valuation model. The expected credit loss of a collateral dependent mortgage loan is equal to the difference between the amortized cost of the loan and the estimated fair value of the collateral, less estimated selling costs. The FHLB will either reserve for these estimated losses or record a direct charge-off of the loan balance, if certain triggering criteria are met. Expected recoveries of prior charge-offs, if any, are included in the allowance for credit losses.

The FHLB also assesses other qualitative factors in its estimation of loan losses for the collectively evaluated population. This amount represents a subjective management judgment, based on facts and circumstances that exist as of the reporting date, which is intended to cover other expected losses that may not otherwise be captured in the methodology described above.

Allowance for Credit Losses on Conventional Mortgage Loans. The FHLB established an allowance for credit losses on its conventional mortgage loans held for portfolio. The following table presents a rollforward of the allowance for credit losses on conventional mortgage loans.

Table 5.7 - Allowance for Credit Losses on Conventional Mortgage Loans (in thousands)

	Three Months Ended March 31,
	2020	2019
Balance, beginning of period	$711	$840
Adjustment for cumulative effect of accounting changes	(366)	—
Net charge offs	(48)	(61)
Balance, end of period	$297	$779

Note 6 - Derivatives and Hedging Activities

Nature of Business Activity

The FHLB is exposed to interest rate risk primarily from the effect of interest rate changes on its interest-earning assets and on the interest-bearing liabilities that finance these assets. The goal of the FHLB's interest-rate risk management strategy is not to eliminate interest-rate risk, but to manage it within appropriate limits. To mitigate the risk of loss, the FHLB has established policies and procedures, which include guidelines on the amount of exposure to interest rate changes it is willing to accept. In addition, the FHLB monitors the risk to its interest income, net interest margin and average maturity of interest-earning assets and interest-bearing liabilities. The FHLB uses derivatives when they are considered to be the most cost-effective alternative to achieve the FHLB's financial and risk management objectives. See Note 11 - Derivatives and Hedging Activities in the FHLB's 2019 Annual Report on Form 10-K for additional information on the FHLB's derivative transactions.

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

Table 6.1 summarizes the notional amount and fair value of derivative instruments and total derivative assets and liabilities. Total derivative assets and liabilities include the effect of netting adjustments and cash collateral. For purposes of this disclosure, the derivative values include the fair value of derivatives and the related accrued interest.

Table 6.1 - Fair Value of Derivative Instruments (in thousands)

	March 31, 2020
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as fair value hedging instruments:
Interest rate swaps	$11,947,085	$5,467	$231,639
Derivatives not designated as hedging instruments:
Interest rate swaps	24,987,214	8,062	10,291
Interest rate swaptions	2,901,000	5,945	—
Forward rate agreements	1,392,000	1,558	15,964
Mortgage delivery commitments	764,574	10,972	823
Total derivatives not designated as hedging instruments	30,044,788	26,537	27,078
Total derivatives before adjustments	$41,991,873	32,004	258,717
Netting adjustments and cash collateral (1)		320,406	(236,026)
Total derivative assets and total derivative liabilities		$352,410	$22,691

	December 31, 2019
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as fair value hedging instruments:
Interest rate swaps	$9,310,089	$7,227	$53,641
Derivatives not designated as hedging instruments:
Interest rate swaps	28,501,469	9,685	363
Interest rate swaptions	6,000,000	12,464	—
Forward rate agreements	849,000	21	782
Mortgage delivery commitments	936,269	2,798	64
Total derivatives not designated as hedging instruments	36,286,738	24,968	1,209
Total derivatives before adjustments	$45,596,827	32,195	54,850
Netting adjustments and cash collateral (1)		234,970	(53,540)
Total derivative assets and total derivative liabilities		$267,165	$1,310

(1)
Amounts represent the application of the netting requirements that allow the FHLB to settle positive and negative positions, and also cash collateral and related accrued interest held or placed by the FHLB with the same clearing agent and/or counterparty. Cash collateral posted and related accrued interest was (in thousands) $559,952 and $293,148 at March 31, 2020 and December 31, 2019. Cash collateral received and related accrued interest was (in thousands) $3,520 and $4,638 at March 31, 2020 and December 31, 2019.

Table 6.2 presents the impact of qualifying fair value hedging relationships on net interest income as well as the total interest income (expense) by product.

Table 6.2 - Impact of Fair Value Hedging Relationships on Net Interest Income (in thousands)

	Three Months Ended March 31, 2020
	Advances	Available-for-sale Securities	Consolidated Bonds
Total interest income (expense) recorded in the Statements of Income	$172,167	$3,396	$(185,987)
Impact of Fair Value Hedging Relationships on the Statements of Income (1)
Interest income/expense:
Net interest settlements	$(1,714)	$(274)	$384
Gain (loss) on derivatives	(404,311)	(11,183)	2,523
Gain (loss) on hedged items	390,464	10,795	(2,546)
Effect on net interest income	$(15,561)	$(662)	$361

	Three Months Ended March 31, 2019
	Advances	Available-for-sale securities	Consolidated Bonds
Total interest income (expense) recorded in the Statements of Income	$402,777	$13,559	$(262,863)
Impact of Fair Value Hedging Relationships on the Statements of Income (1)
Interest income/expense:
Net interest settlements	$13,676	$(15)	$195
Gain (loss) on derivatives	(52,594)	(2,228)	1,042
Gain (loss) on hedged items	51,621	2,212	(1,161)
Effect on net interest income	$12,703	$(31)	$76

(1)	Includes interest rate swaps.

Table 6.3 presents the cumulative basis adjustments on hedged items designated as fair value hedges and the related amortized cost of the hedged items.

Table 6.3 - Cumulative Basis Adjustments for Fair Value Hedges (in thousands)

	March 31, 2020
Hedged Item	Amortized Cost of Hedged Asset/ Liability (1)	Basis Adjustment for Active Hedging Relationships Included in Amortized Cost	Basis Adjustments for Discontinued Hedging Relationships Included in Amortized Cost	Cumulative Amount of Fair Value Hedging Basis Adjustments
Advances	$12,277,322	$499,638	$922	$500,560
Available-for-sale securities	142,609	18,110	—	18,110
Consolidated Bonds	122,021	3,254	—	3,254

	December 31, 2019
Hedged Item	Amortized Cost of Hedged Asset/ Liability (1)	Basis Adjustment for Active Hedging Relationships Included in Amortized Cost	Basis Adjustments for Discontinued Hedging Relationships Included in Amortized Cost	Cumulative Amount of Fair Value Hedging Basis Adjustments
Advances	$9,160,841	$109,078	$851	$109,929
Available-for-sale securities	131,814	7,314	—	7,314
Consolidated Bonds	210,696	708	—	708

(1)	Includes only the portion of amortized cost representing the hedged items in fair value hedging relationships.

Table 6.4 presents net gains (losses) recorded in non-interest income (loss) on derivatives not designated as hedging instruments.

Table 6.4 - Net Gains (Losses) Recorded in Non-interest Income (Loss) on Derivatives Not Designated as Hedging Instruments (in thousands)

	Three Months Ended March 31,
	2020	2019
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	$(367,001)	$(6,530)
Interest rate swaptions	92,077	(12,476)
Forward rate agreements	(25,884)	(2,167)
Net interest settlements	(11,282)	(8,167)
Mortgage delivery commitments	17,094	3,356
Total net gains (losses) related to derivatives not designated as hedging instruments	(294,996)	(25,984)
Price alignment amount (1)	1,030	25
Net gains (losses) on derivatives and hedging activities	$(293,966)	$(25,959)

(1)	This amount is for derivatives for which variation margin is characterized as a daily settled contract.

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

For cleared derivatives, the Clearinghouse determines initial margin requirements and generally credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including, but not limited to, credit rating downgrades. At March 31, 2020, the FHLB was not required to post additional initial margin by its clearing agents based on credit considerations.

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

Table 6.5 presents separately the fair value of derivative instruments meeting or not meeting netting requirements, including the related collateral. At March 31, 2020 and December 31, 2019, the FHLB did not receive or pledge any non-cash collateral. Any over-collateralization under an individual clearing agent and/or counterparty level is not included in the determination of the net unsecured amount.

Table 6.5 - Offsetting of Derivative Assets and Derivative Liabilities (in thousands)

	March 31, 2020
	Derivative Instruments Meeting Netting Requirements
	Gross Recognized Amount	Gross Amount of Netting Adjustments and Cash Collateral	Derivative Instruments Not Meeting Netting Requirements (1)	Total Derivative Assets and Total Derivative Liabilities
Derivative Assets:
Uncleared	$7,148	$(7,100)	$12,530	$12,578
Cleared	12,326	327,506	—	339,832
Total				$352,410
Derivative Liabilities:
Uncleared	$235,907	$(230,003)	$16,787	$22,691
Cleared	6,023	(6,023)	—	—
Total				$22,691

	December 31, 2019
	Derivative Instruments Meeting Netting Requirements
	Gross Recognized Amount	Gross Amount of Netting Adjustments and Cash Collateral	Derivative Instruments Not Meeting Netting Requirements (1)	Total Derivative Assets and Total Derivative Liabilities
Derivative Assets:
Uncleared	$16,637	$(13,903)	$2,819	$5,553
Cleared	12,739	248,873	—	261,612
Total				$267,165
Derivative Liabilities:
Uncleared	$53,533	$(53,069)	$846	$1,310
Cleared	471	(471)	—	—
Total				$1,310

(1)	Represents mortgage delivery commitments and forward rate agreements that are not subject to an enforceable netting agreement.

Note 7 - Deposits

Table 7.1 - Deposits (in thousands)

	March 31, 2020	December 31, 2019
Interest-bearing:
Demand and overnight	$1,126,033	$906,028
Term	49,800	27,850
Other	9,643	7,179
Total interest-bearing	1,185,476	941,057
Non-interest bearing:
Other	—	10,239
Total non-interest bearing	—	10,239
Total deposits	$1,185,476	$951,296

Note 8 - Consolidated Obligations

Table 8.1 - Consolidated Discount Notes Outstanding (dollars in thousands)

	Book Value	Principal Amount	Weighted Average Interest Rate (1)
March 31, 2020	$79,659,562	$79,747,788	0.74%
December 31, 2019	$49,084,219	$49,176,985	1.56%

(1)	Represents an implied rate without consideration of concessions.

Table 8.2 - Consolidated Bonds Outstanding by Original Contractual Maturity (dollars in thousands)

	March 31, 2020		December 31, 2019
Year of Original Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$20,409,565	0.85%	$18,259,565	1.77%
Due after 1 year through 2 years	3,833,595	2.36	8,293,595	1.96
Due after 2 years through 3 years	2,743,830	2.43	3,024,885	2.41
Due after 3 years through 4 years	1,981,175	2.99	3,123,120	2.62
Due after 4 years through 5 years	1,248,405	2.74	1,540,405	2.73
Thereafter	4,359,000	2.83	4,139,000	2.97
Total principal amount	34,575,570	1.58	38,380,570	2.10
Premiums	58,791		64,604
Discounts	(23,793)		(24,335)
Hedging adjustments	3,254		708
Fair value option valuation adjustment and accrued interest	54,486		18,177
Total	$34,668,308		$38,439,724

Table 8.3 - Consolidated Bonds Outstanding by Call Features (in thousands)

	March 31, 2020	December 31, 2019
Principal Amount of Consolidated Bonds:
Non-callable	$31,297,570	$32,953,570
Callable	3,278,000	5,427,000
Total principal amount	$34,575,570	$38,380,570

Table 8.4 - Consolidated Bonds Outstanding by Original Contractual Maturity or Next Call Date (in thousands)

Year of Original Contractual Maturity or Next Call Date	March 31, 2020	December 31, 2019
Due in 1 year or less	$22,390,565	$22,631,565
Due after 1 year through 2 years	4,055,595	7,130,595
Due after 2 years through 3 years	2,713,830	2,662,885
Due after 3 years through 4 years	1,962,175	2,343,120
Due after 4 years through 5 years	1,160,405	1,253,405
Thereafter	2,293,000	2,359,000
Total principal amount	$34,575,570	$38,380,570

Table 8.5 - Consolidated Bonds by Interest-rate Payment Type (in thousands)

	March 31, 2020	December 31, 2019
Principal Amount of Consolidated Bonds:
Fixed-rate	$22,752,570	$27,368,570
Variable-rate	11,823,000	11,012,000
Total principal amount	$34,575,570	$38,380,570

Note 9 - Affordable Housing Program (AHP)

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

Table 9.1 - Analysis of AHP Liability (in thousands)

Balance at December 31, 2019	$115,295
Assessments (current year additions)	8,871
Subsidy uses, net	(6,046)
Balance at March 31, 2020	$118,120

Note 10 - Capital

Table 10.1 - Capital Requirements (dollars in thousands)

	March 31, 2020		December 31, 2019
	Minimum Requirement	Actual	Minimum Requirement	Actual
Risk-based capital	$570,582	$6,463,553	$820,635	$4,482,519
Capital-to-assets ratio (regulatory)	4.00%	5.28%	4.00%	4.79%
Regulatory capital	$4,900,394	$6,463,553	$3,739,662	$4,482,519
Leverage capital-to-assets ratio (regulatory)	5.00%	7.91%	5.00%	7.19%
Leverage capital	$6,125,492	$9,695,330	$4,674,578	$6,723,779

Restricted Retained Earnings. At March 31, 2020 and December 31, 2019 the FHLB had (in thousands) $461,979 and $446,048 in restricted retained earnings. These restricted retained earnings are not available to pay dividends but are available to absorb unexpected losses, if any, that an FHLBank may experience.

Table 10.2 - Mandatorily Redeemable Capital Stock Rollforward (in thousands)

Balance, December 31, 2019	$21,669
Capital stock subject to mandatory redemption reclassified from equity	550,000
Capital stock previously subject to mandatory redemption reclassified to capital	(123)
Balance, March 31, 2020	$571,546

Table 10.3 - Mandatorily Redeemable Capital Stock by Contractual Year of Redemption (in thousands)

Contractual Year of Redemption	March 31, 2020	December 31, 2019
Year 1	$224	$371
Year 2	337	298
Year 3	1,142	1,129
Year 4	2,903	2,955
Year 5	551,808	1,931
Thereafter (1)	650	650
Past contractual redemption date due to remaining activity (2)	14,482	14,335
Total	$571,546	$21,669

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

Note 11 - Accumulated Other Comprehensive Income (Loss)

The following tables summarize the changes in accumulated other comprehensive income (loss) for the three months ended March 31, 2020 and 2019.

Table 11.1 - Accumulated Other Comprehensive Income (Loss) (in thousands)

	Net unrealized gains (losses) on available-for-sale securities	Pension and postretirement benefits	Total accumulated other comprehensive income (loss)
BALANCE, DECEMBER 31, 2018	$(110)	$(12,933)	$(13,043)
Other comprehensive income before reclassification:
Net unrealized gains (losses)	187	—	187
Reclassifications from other comprehensive income (loss) to net income:
Amortization - pension and postretirement benefits	—	401	401
Net current period other comprehensive income (loss)	187	401	588
BALANCE, MARCH 31, 2019	$77	$(12,532)	$(12,455)

BALANCE, DECEMBER 31, 2019	$370	$(16,764)	$(16,394)
Other comprehensive income before reclassification:
Net unrealized gains (losses)	(905)	—	(905)
Reclassifications from other comprehensive income (loss) to net income:
Amortization - pension and postretirement benefits	—	563	563
Net current period other comprehensive income (loss)	(905)	563	(342)
BALANCE, MARCH 31, 2020	$(535)	$(16,201)	$(16,736)

Note 12 - Pension and Postretirement Benefit Plans

Qualified Defined Benefit Multi-employer Plan. The FHLB participates in the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra Defined Benefit Plan), a tax-qualified defined benefit pension plan. Under the Pentegra Defined Benefit Plan, contributions made by one participating employer may be used to provide benefits to employees of other participating employers because assets contributed by an employer are not segregated in a separate account or restricted to provide benefits only to employees of that employer. Also, in the event a participating employer is unable to meet its contribution requirements, the required contributions for the other participating employers could increase proportionately. The Pentegra Defined Benefit Plan covers all officers and employees of the FHLB who meet certain eligibility requirements. Contributions to the Pentegra Defined Benefit Plan charged to compensation and benefit expense were $1,518,000 and $1,968,000 in the three months ended March 31, 2020 and 2019, respectively.

Qualified Defined Contribution Plan. The FHLB also participates in the Pentegra Defined Contribution Plan for Financial Institutions, a tax-qualified, defined contribution plan. The FHLB contributes a percentage of the participants' compensation by making a matching contribution equal to a percentage of voluntary employee contributions, subject to certain IRS limitations. The FHLB contributed $538,000 and $497,000 in the three months ended March 31, 2020 and 2019, respectively.

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

Table 12.1 - Net Periodic Benefit Cost (in thousands)

	Three Months Ended March 31,
	Defined Benefit Retirement Plan		Postretirement Benefits Plan
	2020	2019	2020	2019
Net Periodic Benefit Cost
Service cost	$275	$217	$2	$4
Interest cost	331	383	36	45
Amortization of net loss	563	401	—	—
Net periodic benefit cost	$1,169	$1,001	$38	$49

For the Defined Benefit Retirement Plan and the Postretirement Benefits Plan, the related service cost is recorded as part of Non-Interest Expense - Compensation and Benefits on the Statements of Income. The non-service related components of interest cost and amortization of net loss are recorded as Non-Interest Expense - Other in the Statements of Income.

Note 13 - Segment Information

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

Table 13.1 - Financial Performance by Operating Segment (in thousands)

	Three Months Ended March 31,
	Traditional Member Finance	MPP	Total
2020
Net interest income	$64,649	$17,466	$82,115
Non-interest income (loss)	(23,580)	54,269	30,689
Non-interest expense	21,107	3,173	24,280
Income before assessments	19,962	68,562	88,524
Affordable Housing Program assessments	2,015	6,856	8,871
Net income	$17,947	$61,706	$79,653
2019
Net interest income	$90,395	$31,863	$122,258
Non-interest income (loss)	(11,955)	(6,444)	(18,399)
Non-interest expense	19,390	3,033	22,423
Income before assessments	59,050	22,386	81,436
Affordable Housing Program assessments	5,940	2,239	8,179
Net income	$53,110	$20,147	$73,257

Table 13.2 - Asset Balances by Operating Segment (in thousands)

	Assets
	Traditional Member Finance	MPP	Total
March 31, 2020	$110,547,932	$11,961,912	$122,509,844
December 31, 2019	81,064,206	12,427,353	93,491,559

Note 14 - Fair Value Disclosures

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

The FHLB reviews the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain financial assets or liabilities. The FHLB did not have any transfers of assets or liabilities into or out of Level 3 of the fair value hierarchy during the three months ended March 31, 2020 or 2019.

Table 14.1 presents the carrying value, fair value, and fair value hierarchy of financial assets and liabilities of the FHLB. The FHLB records trading securities, available-for-sale securities, derivative assets, derivative liabilities, certain Advances and certain Consolidated Obligations at fair value on a recurring basis. The FHLB records all other financial assets and liabilities at amortized cost. Refer to Table 14.2 for further details about the financial assets and liabilities held at fair value on a recurring basis.
Table 14.1 - Fair Value Summary (in thousands)

	March 31, 2020
		Fair Value
Financial Instruments	Carrying Value	Total	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral (1)
Assets:
Cash and due from banks	$3,923,890	$3,923,890	$3,923,890	$—	$—	$—
Interest-bearing deposits	780,081	780,081	—	780,081	—	—
Securities purchased under agreements to resell	183,504	183,506	—	183,506	—	—
Trading securities	11,988,073	11,988,073	—	11,988,073	—	—
Available-for-sale securities	142,074	142,074	—	142,074	—	—
Held-to-maturity securities	12,570,626	12,685,449	—	12,685,449	—	—
Advances (2)	80,424,950	80,413,947	—	80,413,947	—	—
Mortgage loans held for portfolio, net	11,923,078	12,369,024	—	12,357,555	11,469	—
Accrued interest receivable	197,718	197,718	—	197,718	—	—
Derivative assets	352,410	352,410	—	32,004	—	320,406
Liabilities:
Deposits	1,185,476	1,185,669	—	1,185,669	—	—
Consolidated Obligations:
Discount Notes (3)	79,659,562	79,719,001	—	79,719,001	—	—
Bonds (4)	34,668,308	35,497,338	—	35,497,338	—	—
Mandatorily redeemable capital stock	571,546	571,546	571,546	—	—	—
Accrued interest payable	98,157	98,157	—	98,157	—	—
Derivative liabilities	22,691	22,691	—	258,717	—	(236,026)

(1)
Amounts represent the application of the netting requirements that allow the FHLB to settle positive and negative positions and also cash collateral and related accrued interest held or placed by the FHLB with the same counterparty.

(2)	Includes (in thousands) $5,385 of Advances recorded under the fair value option at March 31, 2020.

(3)	Includes (in thousands) $9,319,663 of Consolidated Obligation Discount Notes recorded under the fair value option at March 31, 2020.

(4)	Includes (in thousands) $4,359,486 of Consolidated Obligation Bonds recorded under the fair value option at March 31, 2020.

	December 31, 2019
		Fair Value
Financial Instruments	Carrying Value	Total	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral (1)
Assets:
Cash and due from banks	$20,608	$20,608	$20,608	$—	$—	$—
Interest-bearing deposits	550,160	550,160	—	550,160	—	—
Securities purchased under agreements to resell	2,348,584	2,348,607	—	2,348,607	—	—
Federal funds sold	4,833,000	4,833,000	—	4,833,000	—	—
Trading securities	11,615,693	11,615,693	—	11,615,693	—	—
Available-for-sale securities	1,542,185	1,542,185	—	1,542,185	—	—
Held-to-maturity securities	13,499,319	13,501,207	—	13,501,207	—	—
Advances (2)	47,369,573	47,458,028	—	47,458,028	—	—
Mortgage loans held for portfolio, net	11,235,353	11,437,180	—	11,424,857	12,323	—
Accrued interest receivable	182,252	182,252	—	182,252	—	—
Derivative assets	267,165	267,165	—	32,195	—	234,970
Liabilities:
Deposits	951,296	951,343	—	951,343	—	—
Consolidated Obligations:
Discount Notes (3)	49,084,219	49,086,723	—	49,086,723	—	—
Bonds (4)	38,439,724	38,832,230	—	38,832,230	—	—
Mandatorily redeemable capital stock	21,669	21,669	21,669	—	—	—
Accrued interest payable	126,091	126,091	—	126,091	—	—
Derivative liabilities	1,310	1,310	—	54,850	—	(53,540)

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

Summary of Valuation Methodologies and Primary Inputs.

The valuation methodologies and primary inputs used to develop the measurement of fair value for assets and liabilities that are measured at fair value on a recurring or nonrecurring basis in the Statement of Condition are disclosed in Note 19 - Fair Value
Disclosures in the FHLB's 2019 Annual Report on Form 10-K. There have been no significant changes in the valuation methodologies during 2020.

Fair Value Measurements.

Table 14.2 presents the fair value of financial assets and liabilities that are recorded on a recurring basis at March 31, 2020 and December 31, 2019, by level within the fair value hierarchy.

Table 14.2 - Fair Value Measurements (in thousands)

	Fair Value Measurements at March 31, 2020
	Total	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral (1)
Recurring fair value measurements - Assets
Trading securities:
U.S. Treasury obligations	$9,860,650	$—	$9,860,650	$—	$—
GSE obligations	2,126,978	—	2,126,978	—	—
U.S. obligation single-family MBS	445	—	445	—	—
Total trading securities	11,988,073	—	11,988,073	—	—
Available-for-sale securities:
GSE obligations	142,074	—	142,074	—	—
Total available-for-sale securities	142,074	—	142,074	—	—
Advances	5,385	—	5,385	—	—
Derivative assets:
Interest rate related	339,880	—	19,474	—	320,406
Forward rate agreements	1,558	—	1,558	—	—
Mortgage delivery commitments	10,972	—	10,972	—	—
Total derivative assets	352,410	—	32,004	—	320,406
Total assets at fair value	$12,487,942	$—	$12,167,536	$—	$320,406

Recurring fair value measurements - Liabilities
Consolidated Obligations:
Discount Notes	$9,319,663	$—	$9,319,663	$—	$—
Bonds	4,359,486	—	4,359,486	—	—
Total Consolidated Obligations	13,679,149	—	13,679,149	—	—
Derivative liabilities:
Interest rate related	5,904	—	241,930	—	(236,026)
Forward rate agreements	15,964	—	15,964	—	—
Mortgage delivery commitments	823	—	823	—	—
Total derivative liabilities	22,691	—	258,717	—	(236,026)
Total liabilities at fair value	$13,701,840	$—	$13,937,866	$—	$(236,026)

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

Table 14.3 presents net gains (losses) recognized in earnings related to financial assets and liabilities in which the fair value option was elected during the three months ended March 31, 2020 and 2019.

Table 14.3 – Fair Value Option - Financial Assets and Liabilities (in thousands)

	Three Months Ended March 31,
Net Gains (Losses) from Changes in Fair Value Recognized in Earnings	2020	2019
Advances	$147	$100
Consolidated Discount Notes	(14,026)	—
Consolidated Bonds	(36,951)	(17,281)
Total net gains (losses)	$(50,830)	$(17,181)

For instruments recorded under the fair value option, the related contractual interest income and contractual interest expense are recorded as part of net interest income on the Statements of Income. The remaining changes in fair value for instruments in which the fair value option has been elected are recorded as “Net gains (losses) on financial instruments held under fair value option” in the Statements of Income, except for changes in fair value related to instrument specific credit risk, which are recorded in accumulated other comprehensive income in the Statement of Condition. The FHLB has determined that none of the remaining changes in fair value were related to instrument-specific credit risk for the three months ended March 31, 2020 or 2019. In determining that there has been no change in instrument-specific credit risk period to period, the FHLB primarily considered the following factors:

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

Table 14.4 – Aggregate Unpaid Balance and Aggregate Fair Value (in thousands)

	March 31, 2020			December 31, 2019
	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Aggregate Fair Value Over/(Under) Aggregate Unpaid Principal Balance	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Aggregate Fair Value Over/(Under) Aggregate Unpaid Principal Balance
Advances (1)	$5,000	$5,385	$385	$5,000	$5,238	$238
Consolidated Discount Notes	9,320,610	9,319,663	(947)	12,400,865	12,386,974	(13,891)
Consolidated Bonds	4,305,000	4,359,486	54,486	4,739,000	4,757,177	18,177

(1)	At March 31, 2020 and December 31, 2019, none of the Advances were 90 days or more past due or had been placed on non-accrual status.

Note 15 - Commitments and Contingencies

Table 15.1 - Off-Balance Sheet Commitments (in thousands)

	March 31, 2020			December 31, 2019
Notional Amount	Expire within one year	Expire after one year	Total	Expire within one year	Expire after one year	Total
Standby Letters of Credit (1)	$14,690,822	$1,094,601	$15,785,423	$15,143,075	$1,062,105	$16,205,180
Commitments for standby bond purchases (1)	26,285	47,900	74,185	20,360	55,150	75,510
Commitments to purchase mortgage loans	764,574	—	764,574	936,269	—	936,269
Unsettled Consolidated Bonds, principal amount (2)	548,000	—	548,000	—	—	—
Unsettled Consolidated Discount Notes, principal amount (2)	200,000	—	200,000	—	—	—

(1)	The FHLB has deemed it unnecessary to record any liability for credit losses on these agreements.

(2)	Expiration is based on settlement period rather than underlying contractual maturity of Consolidated Obligations.

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
Note 16 - Transactions with Other FHLBanks

The FHLB notes all transactions with other FHLBanks on the face of its financial statements. Occasionally, the FHLB loans short-term funds to and borrows short-term funds from other FHLBanks. These loans and borrowings are transacted at then current market rates when traded. There were no such loans or borrowings outstanding at March 31, 2020 or December 31, 2019. The following table details the average daily balance of lending and borrowing between the FHLB and other FHLBanks for the three months ended March 31, 2020 and 2019.

Table 16.1 - Lending and Borrowing Between the FHLB and Other FHLBanks (in thousands)

	Average Daily Balances for the Three Months Ended March 31,
	2020	2019
Loans to other FHLBanks	$19,780	$3,333

In addition, the FHLB may, from time to time, assume the outstanding primary liability for Consolidated Obligations of another FHLBank (at then current market rates on the day when the transfer is traded) rather than issuing new debt for which the FHLB is the primary obligor. The FHLB then becomes the primary obligor on the transferred debt. There were no Consolidated Obligations transferred to the FHLB during the three months ended March 31, 2020, or 2019. The FHLB had no Consolidated Obligations transferred to other FHLBanks during these periods.

Note 17 - Transactions with Stockholders

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

For financial statement purposes, the FHLB defines related parties as those members with more than 10 percent of the voting interests of the FHLB capital stock outstanding. Federal statute prescribes the voting rights of members in the election of both Member and Independent directors. For Member directorships, the Finance Agency designates the number of Member directorships in a given year and an eligible voting member may vote only for candidates seeking election in its respective state. For Independent directors, the FHLB's Board of Directors nominates candidates to be placed on the ballot in an at-large election. For both Member and Independent director elections, a member is entitled to vote one share of required capital stock, subject to a statutory limitation, for each applicable directorship. Under this limitation, the total number of votes that a member may cast is limited to the average number of shares of the FHLB's capital stock that were required to be held by all members in that state as of the record date for voting. Nonmember stockholders are not eligible to vote in director elections. Due to these statutory limitations, no member owned more than 10 percent of the voting interests of the FHLB at March 31, 2020 or December 31, 2019.

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

Transactions with Directors' Financial Institutions. In the ordinary course of its business, the FHLB provides products and services to members whose officers or directors serve as directors of the FHLB (Directors' Financial Institutions). Finance Agency regulations require that transactions with Directors' Financial Institutions be made on the same terms as those with any other member. The following table reflects balances with Directors' Financial Institutions for the items indicated below. The FHLB had no MBS or derivatives transactions with Directors' Financial Institutions at March 31, 2020 or December 31, 2019.

Table 17.1 - Transactions with Directors' Financial Institutions (dollars in millions)

	March 31, 2020		December 31, 2019
	Balance	% of Total (1)	Balance	% of Total (1)
Advances	$27,833	34.8%	$3,428	7.3%
MPP	126	1.1	122	1.1
Regulatory capital stock	1,188	22.4	176	5.2

(1)	Percentage of total principal (Advances), unpaid principal balance (MPP), and regulatory capital stock.

Concentrations. The following table shows regulatory capital stock balances, outstanding Advance principal balances, and unpaid principal balances of mortgage loans held for portfolio of stockholders holding five percent or more of regulatory capital stock and includes any known affiliates that are members of the FHLB.

Table 17.2 - Stockholders Holding Five Percent or more of Regulatory Capital Stock (dollars in millions)

	Regulatory Capital Stock		Advance	MPP Unpaid
March 31, 2020	Balance	% of Total	Principal	Principal Balance
JPMorgan Chase Bank, N.A.	$1,183	22%	$15,000	$—
U.S. Bank, N.A.	1,015	19	24,374	16
First Horizon Bank	562	11	3,900	—

	Regulatory Capital Stock		Advance	MPP Unpaid
December 31, 2019	Balance	% of Total	Principal	Principal Balance
JPMorgan Chase Bank, N.A.	$675	20%	$4,500	$—
U.S. Bank, N.A.	485	14	13,874	17

Nonmember Affiliates. The FHLB has relationships with three nonmember affiliates, the Kentucky Housing Corporation, the Ohio Housing Finance Agency and the Tennessee Housing Development Agency. The FHLB had no investments in or borrowings to any of these nonmember affiliates at March 31, 2020 or December 31, 2019. The FHLB has executed standby bond purchase agreements with the Ohio Housing Finance Agency whereby the FHLB, for a fee, agrees as a liquidity provider if required, to purchase and hold the authority's bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bond according to a schedule established by the standby agreement. During the first three months of 2020 and 2019, the FHLB was not required to purchase any bonds under these agreements.

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

▪
political, national, or world events, including acts of war, terrorism, natural disasters, pandemics, including the current COVID-19 pandemic, or other catastrophic events, and legislative, regulatory, government, judicial or other developments that could affect us, our members, our counterparties, other Federal Home Loan Banks (FHLBanks) and other government-sponsored enterprises (GSEs), and/or investors in the Federal Home Loan Bank System's (FHLBank System) debt securities, which are called Consolidated Obligations or Obligations;

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

▪	the ability to attract and retain skilled management and other key employees;

▪	the ability to develop and support technology and information systems that effectively manage the risks we face (including cybersecurity risks);

▪	the risk of loss arising from failures or interruptions in our ongoing business operations, internal controls, information systems or other operating technologies;

▪	the ability to successfully manage new products and services; and

▪	the risk of loss arising from litigation filed against us or one or more other FHLBanks.

We do not undertake any obligation to update any forward-looking statements made in this document.

EXECUTIVE OVERVIEW

The following table presents selected Statement of Condition data, Statement of Income data and financial ratios for the periods indicated.

(Dollars in millions)	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
STATEMENT OF CONDITION DATA AT PERIOD END:
Total assets	$122,510	$93,492	$100,211	$96,424	$103,378
Advances	80,425	47,370	46,358	42,869	54,880
Mortgage loans held for portfolio	11,923	11,236	10,885	10,640	10,520
Allowance for credit losses on mortgage loans (1)	—	1	1	1	1
Investments (2)	25,665	34,389	42,442	42,444	37,550
Consolidated Obligations, net:
Discount Notes	79,660	49,084	49,553	41,493	44,212
Bonds	34,668	38,440	44,591	48,780	52,124
Total Consolidated Obligations, net	114,328	87,524	94,144	90,273	96,336
Mandatorily redeemable capital stock	572	22	26	23	23
Capital:
Capital stock - putable	4,739	3,367	3,597	3,806	4,059
Retained earnings	1,153	1,094	1,055	1,037	1,031
Accumulated other comprehensive loss	(17)	(16)	(12)	(12)	(13)
Total capital	5,875	4,445	4,640	4,831	5,077
STATEMENT OF INCOME DATA FOR THE QUARTER:
Net interest income	$82	$99	$87	$97	$122
Non-interest income (loss)	31	6	5	(3)	(18)
Non-interest expense	24	21	22	23	23
Affordable Housing Program assessments	9	8	7	7	8
Net income	$80	$76	$63	$64	$73
FINANCIAL RATIOS FOR THE QUARTER:
Dividend payout ratio (3)	27.4%	47.7%	71.7%	90.1%	89.4%
Weighted average dividend rate (4)	2.50	4.00	4.50	5.50	6.00
Return on average equity	6.94	6.64	5.36	5.09	5.59
Return on average assets	0.34	0.34	0.26	0.26	0.28
Net interest margin (5)	0.36	0.44	0.36	0.40	0.47
Average equity to average assets	4.95	5.06	4.86	5.15	5.07
Regulatory capital ratio (6)	5.28	4.79	4.67	5.05	4.95
Operating expense to average assets (7)	0.084	0.071	0.069	0.069	0.070

(1)
The methodology for determining the allowance for credit losses on mortgage loans changed on January 1, 2020 with the adoption of new accounting guidance on the measurement of credit losses on financial instruments. Consistent with the modified retrospective method of adoption, the prior periods have not been revised to conform to the new basis of accounting.

(2)
Investments include interest bearing deposits in banks, securities purchased under agreements to resell, Federal funds sold, trading securities, available-for-sale securities, and held-to-maturity securities.

(3)	Dividend payout ratio is dividends declared in the period as a percentage of net income.

(4)	Weighted average dividend rates are dividends paid divided by the average number of shares of capital stock eligible for dividends.

(5)	Net interest margin is net interest income as a percentage of average earning assets.

(6)	Regulatory capital ratio is period-end regulatory capital (capital stock, mandatorily redeemable capital stock and retained earnings) as a percentage of period-end total assets.

(7)	Operating expenses comprise compensation and benefits and other operating expenses, which are included in non-interest expense.

Recent Developments

Coronavirus Pandemic (COVID-19)
The global outbreak of COVID-19 has resulted in extraordinary market stress and caused financial hardship for many, including communities and businesses worldwide. The effects of COVID-19 are rapidly evolving, and the full impact and duration of the virus are unknown. During these times of extraordinary market stress, we continued to fulfill our mission of providing robust access to a key source of readily available and competitively priced wholesale funding to member financial institutions and supporting our commitment to affordable housing and community investment, while maintaining strong capital and liquidity positions.

We have been engaging with our members to develop programs to assist them during this unprecedented time. In support of our members, beginning in April 2020, we have temporarily modified our existing discounted Advance programs and, effective May 1, 2020, created a new Advance program that will offer up to $2 billion in six-month Advances at zero percent interest to members. These Advances can be used to support COVID-19 related assistance made by all Fifth District members.

In order to assist homeowners affected by COVID-19 within our Mortgage Purchase Program (MPP), we are allowing various relief options, such as forbearance plans to help with short-term hardships such as illness, unemployment or loss of income when homeowners meet certain eligibility requirements. Additionally, effective March 25, 2020, we have asked servicers of the mortgage loans we own to suspend all foreclosure sales and evictions for the next 60 days, unless a home is vacant, in order to allow homeowners to stay in their homes during this period.

We have also remained focused on the health and safety of our employees while maintaining full business operations. To the extent possible, employees are working from home with only a limited number of operationally critical employees working from either our downtown Cincinnati location or our back-up facility.

At this time, we cannot predict when our full employee base will return to work in our offices or the potential impact of COVID-19 on our members, counterparties, vendors, and other third parties we rely upon to conduct our business. To date, we have met our members' needs in stressed market conditions and have not experienced significant operational difficulties or disruptions; however, this possibility exists, which could impair our ability to conduct and manage our business effectively. For additional information on the risks associated with the COVID-19 pandemic, see Part II, Item 1A. "Risk Factors."

Financial Condition

Mission Asset Activity
Mission Assets, which we define as Advances, Letters of Credit, and total MPP are the primary means by which we fulfill our mission with direct connections to members. We regularly monitor our balance sheet concentration of Mission Asset Activity. One measure we use to assess mission achievement is our Primary Mission Asset ratio, which measures the sum of average Advances and mortgage loans as a percentage of average Consolidated Obligations (adjusted for certain high-quality liquid assets, as permitted by regulation). In the first three months of 2020, the Primary Mission Asset ratio averaged 71 percent, slightly over the Finance Agency's preferred ratio of 70 percent. In assessing overall mission achievement, we also consider supplemental sources of Mission Asset Activity, the most significant of which is Letters of Credit issued to members.

The following table summarizes our Mission Asset Activity.

	Ending Balances			Average Balances
	March 31,		December 31,	Three Months Ended March 31,		Year Ended December 31,
(In millions)	2020	2019	2019	2020	2019	2019
Mission Asset Activity:
Advances (principal)	$79,929	$54,878	$47,264	$43,083	$61,370	$47,894
Mortgage Purchase Program (MPP):
Mortgage loans held for portfolio (principal)	11,644	10,290	10,981	11,491	10,281	10,499
Mandatory Delivery Contracts (notional)	765	341	936	685	187	516
Total MPP	12,409	10,631	11,917	12,176	10,468	11,015
Letters of Credit (notional)	15,785	13,812	16,205	15,583	13,903	15,150
Total Mission Asset Activity	$108,123	$79,321	$75,386	$70,842	$85,741	$74,059

The balance of Mission Asset Activity was $108.1 billion at March 31, 2020, an increase of $32.7 billion (43 percent) from year-end 2019, which was driven by higher Advance balances. Advance principal balances increased $32.7 billion (69 percent) from year-end 2019. We experienced Advance growth across our membership at the end of the first quarter as the financial markets reacted to the COVID-19 pandemic. However, average Advance principal balances for the three months ended March 31, 2020 declined $18.3 billion compared to the same period of 2019 as balances were lower for most of the quarter after a few large-asset members had reduced their borrowings throughout 2019 and early 2020. Advance balances are often volatile due to members' ability to quickly, normally on the same day, increase or decrease their amount of Advances. We believe providing members flexibility in their funding levels helps support their asset-liability management needs and is a key benefit of membership. At March 31, 2020, 68 percent of members held Mission Asset Activity, which was relatively stable compared to prior periods.

The MPP principal balance rose $0.7 billion (six percent) from year-end 2019. During the first three months of 2020, we purchased $1.2 billion of mortgage loans, while principal reductions totaled $0.5 billion.

Based on earnings in the first three months of 2020, we accrued $9 million for the Affordable Housing Program (AHP) pool of funds to be available to members in 2021. In addition to the required AHP assessment, we continued our voluntary sponsorship of two other housing programs and announced one new voluntary housing program in April 2020. The two existing programs provide resources to pay for accessibility rehabilitation and emergency repairs for special needs and elderly homeowners and to help members aid their communities following natural disasters. The new program provides up to $2 billion of zero interest rate Advances in response to the COVID-19 pandemic, as noted above.

Investments
The balance of investments at March 31, 2020 was $25.7 billion, a decrease of $8.7 billion (25 percent) from year-end 2019. At March 31, 2020, investments included $12.6 billion of MBS and $13.1 billion of other investments, which consisted primarily of highly-rated short-term instruments and longer-term U.S. Treasury and GSE obligations held for liquidity. All of our MBS held at March 31, 2020 were issued and guaranteed by Fannie Mae, Freddie Mac or a U.S. agency. The decrease in investments at March 31, 2020 was primarily driven by lower liquidity investments as we decided to hold more of our liquidity portfolio as deposits at the Federal Reserve in light of volatile market conditions and limited returns on other available liquidity investments. At March 31, 2020, we held $3.9 billion in deposits at the Federal Reserve, which are reflected in cash and due from banks on the Statements of Condition.

Investments averaged $37.4 billion in the first three months of 2020, an increase of $4.8 billion (15 percent) from the average balance during the same period of 2019. Average investments were higher in the first three months of 2020 as we began holding more asset liquidity throughout 2019, which we obtained primarily by purchasing U.S. Treasury obligations as part of our plan to manage the Finance Agency's requirements on the maintenance of sufficient liquidity. In addition, liquidity investments can vary significantly on a daily basis during times of volatility in Advance balances. We maintained a robust amount of asset liquidity throughout the first three months of 2020 across a variety of liquidity measures, as discussed in the "Liquidity Risk" section of "Quantitative and Qualitative Disclosures About Risk Management."

Capital
Capital adequacy surpassed all minimum regulatory capital requirements in the first three months of 2020. The GAAP capital-to-assets ratio at March 31, 2020 was 4.80 percent, while the regulatory capital-to-assets ratio was 5.28 percent. Both ratios exceeded the regulatory required minimum of four percent. Regulatory capital includes mandatorily redeemable capital stock accounted for as a liability under GAAP. GAAP and regulatory capital increased $1.4 billion and $2.0 billion, respectively, in the first three months of 2020, primarily due to purchases of capital stock by members to support Advance growth. Retained earnings totaled $1.2 billion at March 31, 2020, an increase of five percent from year-end 2019.

Results of Operations

Overall Results
The table below summarizes our results of operations.

	Three Months Ended March 31,		Year Ended December 31,
(Dollars in millions)	2020	2019	2019
Net income	$80	$73	$276
Affordable Housing Program assessments	9	8	31
Return on average equity (ROE)	6.94%	5.59%	5.65%
Return on average assets	0.34	0.28	0.28
Weighted average dividend rate	2.50	6.00	5.05
Average short-term interest rates (1)	1.40	2.54	2.24
ROE spread to average short-term interest rates	5.54	3.05	3.41
Dividend rate spread to average short-term interest rates	1.10	3.46	2.81

(1)	Average short-term interest rates consist of 3-month LIBOR and the Federal funds effective rate.

Net income increased $7 million (nine percent) in the first three months of 2020 compared to the same period of 2019. Net income increased as a result of higher non-interest income primarily due to gains on the sale of certain derivatives during the quarter. These gains were partially offset by unrealized losses on other instruments held at fair value in response to changes in interest rates. Although net income increased, net interest income decreased in the first three months of 2020. The decline in net interest income was primarily due to higher net amortization as a result of accelerated prepayments of financial instruments during a period of historically low interest rates.

Earnings levels continued to represent competitive returns on stockholders' capital investment. ROE was higher than average short-term rates in the periods presented above, while we maintained risk exposures in line with our appetite for a moderate risk profile. The spread between ROE and average short-term rates, consisting of 3-month LIBOR and the Federal funds effective rate, is a market benchmark we believe member stockholders actively use to assess the competitiveness of the return on their capital investment.

In March 2020, we paid stockholders a quarterly 2.50 percent annualized dividend rate on their capital investment in our company. The lower dividend rate in the first quarter of 2020 compared to those in 2019 was in part due to the decline in the interest rate environment over the last several quarters, including the Federal Reserve's 150 basis point decrease in the target overnight Federal funds rate in March 2020.

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

	Quarter 1 2020		Year 2019		Quarter 1 2019
	Ending	Average	Ending	Average	Ending	Average
Federal funds effective	0.08%	1.25%	1.55%	2.16%	2.43%	2.40%
Secured Overnight Financing Rate (SOFR)	0.01	1.25	1.55	2.20	2.65	2.44
3-month LIBOR	1.45	1.54	1.91	2.33	2.60	2.69
2-year LIBOR	0.49	1.18	1.70	2.03	2.38	2.62
10-year LIBOR	0.72	1.34	1.90	2.09	2.41	2.67
2-year U.S. Treasury	0.25	1.10	1.57	1.97	2.26	2.49
10-year U.S. Treasury	0.67	1.38	1.92	2.14	2.41	2.65
15-year mortgage current coupon (1)	1.07	1.86	2.28	2.52	2.67	2.97
30-year mortgage current coupon (1)	1.63	2.31	2.71	2.95	3.11	3.41

(1)	Simple average of current coupon rates of Fannie Mae and Freddie Mac par MBS indications.

The target overnight Federal funds rate was in the range of zero to 0.25 percent at March 31, 2020, a decrease from the range of 1.50 to 1.75 percent at December 31, 2019. The decrease reflects the evolving risks to economic activity from the COVID-19 pandemic.

Average short-term rates were approximately 115 to 145 basis points lower in the first three months of 2020 compared to the same period of 2019 and average long-term rates decreased by approximately 110 to 135 basis points during that same period. The decline in interest rates on short-term assets negatively impacted income in the first three months of 2020 primarily because of the lower earnings generated by funding assets with interest-free capital.

Business Outlook and Risk Management

Other than the updates noted below, our major business strategies, outlook for our business, and risk profiles and management have not changed substantially since our 2019 Annual Report on Form 10-K. “Quantitative and Qualitative Disclosures About Risk Management” provides details on current risk exposures.

Regulatory and Legislative Risk and Significant Developments
Finance Agency Supervisory Letter - Paycheck Protection Program (PPP) Loans as Collateral for FHLBank Advances: On April 23, 2020, the Finance Agency issued a Supervisory Letter (PPP Supervisory Letter) permitting the FHLBanks to accept PPP loans as collateral for Advances as “Agency Securities,” given the Small Business Administration’s (SBA) 100 percent guarantee of the unpaid principal balance. On April 20, 2020, the SBA's third interim final rule related to PPP loans was published. The rule explicitly waived certain regulatory requirements that must be satisfied before a member could pledge PPP loans to the FHLBanks as collateral. The PPP Supervisory Letter establishes a series of conditions under which the FHLBanks may accept PPP loans as collateral that focus on the financial condition of members, collateral discounts, and pledge dollar limits.

We have reviewed the PPP Supervisory Letter and decided to accept PPP loans as collateral. On May 4, 2020, we issued a member communication detailing the terms on which we would accept such collateral. We do not expect the PPP Supervisory Letter to materially effect our financial condition or results of operations.

Coronavirus Aid, Relief, and Economic Security (CARES) Act: The CARES Act was signed into law on March 27, 2020. The $2.2 trillion package is the largest stimulus bill in United States history. The CARES Act is in addition to previous relief legislation passed by Congress in March 2020. The legislation provides the following:

▪	Assistance to businesses, states, and municipalities.

▪	A loan program for small businesses, non-profits and physician practices that can be forgiven through employee retention incentives.

▪	Treasury Secretary authority to make loans or loan guarantees to states, municipalities, and eligible businesses and loosens some regulations imposed through the Dodd-Frank Act.

▪	Direct payments to eligible taxpayers and their families.

▪	Expanded eligibility for unemployment insurance and payment amounts.

▪	Mortgage forbearance provisions and a foreclosure moratorium.

Additional phases of the CARES Act or other COVID-19 relief legislation may be enacted by Congress. We are evaluating the potential impact of the CARES Act on our business, including its impact to the U.S. economy, which is unknown; and impacts to mortgages held or serviced by our members that we accept as collateral; and impacts on our MPP portfolio.

LIBOR Replacement; Finance Agency Supervisory Letter: We are planning for the replacement of LIBOR given that the LIBOR index is expected to be phased out by no later than the end of 2021 and the Federal Reserve Bank of New York's establishment of SOFR as its recommended alternative to U.S. dollar LIBOR. At March 31, 2020, all $11.8 billion of our adjustable-rate Consolidated Bonds were indexed to SOFR. We also continued offering SOFR-linked Advances and swapping certain instruments to adjustable-rates tied to SOFR and the overnight Federal funds effective rate in 2020. However, the majority of our variable-rate assets still remain indexed to LIBOR. Therefore, we are continuing to plan for the eventual replacement of our LIBOR-indexed instruments away from the LIBOR benchmark interest rate. Part of our LIBOR transition plan includes our previously implemented fallback language for our LIBOR-indexed Advances and Consolidated Bonds in new and legacy contracts. As for our derivatives and investments that are tied to LIBOR, we are monitoring market-wide efforts to enhance fallback language for new activity and develop frameworks to address existing transactions. We are also evaluating and plan to utilize the transition relief provided by the Financial Accounting Standards Board (FASB) concerning the accounting for contract modifications during the replacement of LIBOR.

The Finance Agency has issued directives designed to ensure the FHLBanks will be able to identify and prudently manage the risks associated with the termination of LIBOR in a safe and sound manner. As a result of the recent market conditions triggered in part by COVID-19, the Finance Agency has extended the date by three months from March 31, 2020 to June 30, 2020 for when the FHLBanks are required to cease entering into new LIBOR-based instruments that mature after December 31, 2021, except for investments and option embedded products. With respect to investments, the Finance Agency required the FHLBanks, by December 31, 2019, to stop purchasing investments that reference LIBOR and mature after December 31, 2021. These phase-out dates do not apply to collateral accepted by the FHLBanks. The Finance Agency also directed the FHLBanks to update their pledged collateral certification reporting requirements by September 30, 2020 in an effort to encourage members to identify LIBOR-linked collateral maturing after December 31, 2021.

We have Advances, investment securities and derivatives with interest rates indexed to LIBOR. The following table presents LIBOR-indexed Advances, investment securities and derivatives at March 31, 2020. See the "Credit Services" section of "Analysis of Financial Condition" for further information.

(In millions)	Maturing in 2020-2021	Maturing after 2021
LIBOR-Indexed Variable Rate Financial Instruments
Advances by redemption term	$20,576	$8,313
MBS by contractual maturity (1)	154	7,246
Total principal amount	$20,730	$15,559
Derivatives, notional amount by termination date	$8,263	$8,834

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

ANALYSIS OF FINANCIAL CONDITION

Credit Services

Credit Activity and Advance Composition
The table below shows trends in Advance balances by major programs and in the notional amount of Letters of Credit.

(Dollars in millions)	March 31, 2020		December 31, 2019		March 31, 2019
	Balance	Percent(1)	Balance	Percent(1)	Balance	Percent(1)
Adjustable/Variable-Rate Indexed:
LIBOR	$28,889	36%	$10,430	22%	$20,462	38%
SOFR	2,000	3	500	1	1,400	2
Other	247	—	221	1	394	1
Total	31,136	39	11,151	24	22,256	41
Fixed-Rate:
Repurchase based (REPO)	28,058	35	19,386	41	15,187	28
Regular Fixed-Rate	14,452	18	11,476	24	10,991	20
Putable (2)	3,164	4	1,444	3	885	1
Amortizing/Mortgage Matched	2,439	3	2,358	5	2,753	5
Other	680	1	1,449	3	2,806	5
Total	48,793	61	36,113	76	32,622	59
Total Advances Principal	$79,929	100%	$47,264	100%	$54,878	100%

Letters of Credit (notional)	$15,785		$16,205		$13,812

(1)	As a percentage of total Advances principal.

(2)	Excludes Putable Advances where the related put options have expired or where the Advance is indexed to a variable-rate. These Advances are classified based on their current terms.

Advance balances at March 31, 2020 increased 69 percent compared to year-end 2019. We experienced Advance growth across our membership at the end of the first quarter as the financial markets reacted to the COVID-19 pandemic, and members turned to us for liquidity, primarily in the form of LIBOR and REPO Advances. REPOs, which traditionally have the most volatile balances because a majority of them have overnight maturities, allow our members the most flexibility as their liquidity needs may change daily.

Advance Usage
In addition to analyzing Advance balances by dollar trends, we monitor the degree to which members use Advances to fund their balance sheets. The following table shows the unweighted, average ratio of each member's Advance balance to its most-recently available figures for total assets.

	March 31, 2020	December 31, 2019
Average Advances-to-assets for members
Assets less than $1.0 billion (538 members)	2.73%	2.55%
Assets over $1.0 billion (96 members)	3.92	3.31
All members	2.91	2.67

The following tables present principal balances for the five members with the largest Advance borrowings.

(Dollars in millions)
March 31, 2020			December 31, 2019
Name	Principal Amount of Advances	Percent of Total Principal Amount of Advances	Name	Principal Amount of Advances	Percent of Total Principal Amount of Advances
U.S. Bank, N.A.	$24,374	30%	U.S. Bank, N.A.	$13,874	29%
JPMorgan Chase Bank, N.A.	15,000	19	JPMorgan Chase Bank, N.A.	4,500	10
Third Federal Savings and Loan Association	4,077	5	Third Federal Savings and Loan Association	3,883	8
First Horizon Bank	3,900	5	First Horizon Bank	2,200	5
Keybank National Association	3,616	5	Pinnacle Bank	2,063	4
Total of Top 5	$50,967	64%	Total of Top 5	$26,520	56%

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

Mortgage Loans Held for Portfolio (Mortgage Purchase Program, or MPP)

The table below shows principal purchases and reductions of loans in the MPP for the first three months of 2020.

(In millions)	MPP Principal
Balance at December 31, 2019	$10,981
Principal purchases	1,202
Principal reductions	(539)
Balance at March 31, 2020	$11,644

Although there were 72 active members participating in the MPP during the three months ended March 31, 2020, approximately 74 percent of the principal purchases in the first three months of 2020 resulted from activity of our four largest sellers. All loans acquired in the first quarter of 2020 were conventional loans.

We closely track the refinancing incentives of our mortgage assets (including loans in the MPP and MBS) because the option for homeowners to change their principal payments normally represents the largest portion of our market risk exposure and can affect MPP balances. MPP principal paydowns in the first three months of 2020 equated to a 15 percent annual constant prepayment rate, compared to the 14 percent rate for all of 2019. In the fourth quarter of 2019, mortgage rates were steady, remaining at historically low levels and resulted in a similar prepayment rate during the first three months of 2020 as all of 2019. Given the reductions in mortgage rates that occurred in the first three months of 2020, we expect prepayments to increase throughout 2020 unless mortgage rates rise. MPP yields on purchases in the first three months of 2020, after consideration of funding and hedging costs, continued to offer favorable returns. However, MPP yields on existing portfolio balances, net of funding and hedging costs, have declined and we believe will continue to do so if prepayment speeds increase, as noted above. The metrics of portfolio return relative to their market and credit risks continue to indicate that the MPP has generated, and will continue to generate, a profitable long-term, risk-adjusted return.

Housing and Community Investment

Other than the updates noted below, our housing and community investment programs have not changed substantially since our 2019 Annual Report on Form 10-K.

In April 2020, we announced a new, zero interest rate Advance program, RISE (Responsive, Inclusive, Supportive and Empowering). The newly created RISE Program will offer up to $2 billion in six-month Advances at zero percent interest, for a limited time beginning May 1, 2020. These Advances can be used to support COVID-19 related assistance by all Fifth District members, including loans originated by member financial institutions under the CARES Act, loans to support members’ customers who have been directly impacted by COVID-19, assisting mortgage servicers with required investor remittances during borrower forbearance periods as well as deferring insurance premium payments and lease payments.

Beginning April 2020, we have also expanded our Community Investment Program and Economic Development Program, which offer Advances with below-market interest rates at or near funding costs. Total funding for these programs was increased to $1.50 billion from $1.25 billion and the maturity requirement of one-year or greater will be temporarily suspended for COVID-19 related activity initiated by September 30, 2020.

Investments

The table below presents the ending and average balances of our investment portfolio.

	Three Months Ended		Year Ended
(In millions)	March 31, 2020		December 31, 2019
	Ending Balance	Average Balance	Ending Balance	Average Balance
Liquidity investments	$13,128	$23,938	$20,924	$22,525
MBS	12,537	13,051	13,465	15,029
Other investments (1)	—	373	—	232
Total investments	$25,665	$37,362	$34,389	$37,786

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

The balance of liquidity investments dropped at March 31, 2020 as we decided to hold more of our liquidity portfolio as deposits at the Federal Reserve in light of volatile market conditions and limited returns on other available liquidity investments. At March 31, 2020, we held $3.9 billion in deposits at the Federal Reserve, which are reflected in cash and due from banks on the Statements of Condition. Average liquidity investments for the three months ended March 31, 2020 remained elevated as we continued to hold U.S. Treasury obligations to help meet regulatory liquidity requirements. Under the regulatory requirements, liquidity includes certain high-quality liquid assets, which are defined as U.S. Treasury obligations with remaining maturities of 10 years or less held as trading securities or available-for-sale securities.

Our overarching strategy for balances of MBS is to keep holdings as close as possible to the regulatory maximum, subject to the availability of securities that we believe provide acceptable risk/return tradeoffs. Finance Agency regulations prohibit us from purchasing MBS if our investment in these securities exceeds three times regulatory capital on the day we intend to purchase the securities. The ratio of MBS to regulatory capital averaged 2.78 in the first three months of 2020. However, the ratio declined in March 2020 to end the quarter at 1.94. The MBS ratio was lower than normal primarily due to the increase in regulatory capital in March 2020 as a result of members purchasing $2.1 billion of capital stock to support Advance growth as well as regulatory limitations regarding the purchase of investments that reference LIBOR.

The balance of MBS at March 31, 2020 consisted of $11.1 billion of securities issued by Fannie Mae or Freddie Mac (of which $7.2 billion were floating-rate securities), $0.2 billion of floating-rate securities issued by the National Credit Union Administration (NCUA), and $1.3 billion of securities issued by Ginnie Mae (which are primarily fixed rate).
The table below shows principal purchases and paydowns of our MBS for the first three months of 2020.

(In millions)	MBS Principal
Balance at December 31, 2019	$13,447
Principal paydowns	(924)
Balance at March 31, 2020	$12,523

MBS principal paydowns in the first three months of 2020 equated to a 24 percent annual constant prepayment rate, up from the 20 percent rate experienced in 2019. The higher prepayment rate experienced in the first three months of 2020 is a result of the historically low mortgage rate environment.

Consolidated Obligations

We fund variable-rate assets with Discount Notes (a portion of which are swapped), adjustable-rate Bonds, and swapped fixed-rate Bonds because they give us the ability to effectively match the underlying rate reset periods embedded in these assets. The balances and composition of our Consolidated Obligations tend to fluctuate with changes in the balances and composition of our assets. In addition, changes in the amount and composition of our funding may be necessary from time to time to meet the days positive liquidity and asset/liability maturity funding gap requirements under the regulatory liquidity guidance discussed in the "Liquidity Risk" section of "Quantitative and Qualitative Disclosures About Risk Management."

The table below presents the ending and average balances of our participations in Consolidated Obligations.

	Three Months Ended		Year Ended
(In millions)	March 31, 2020		December 31, 2019
	Ending Balance	Average Balance	Ending Balance	Average Balance
Discount Notes:
Unswapped	$70,427	$38,702	$36,776	$39,286
Swapped	9,321	11,078	12,401	5,291
Total par Discount Notes	79,748	49,780	49,177	44,577
Other items (1)	(88)	(84)	(93)	(95)
Total Discount Notes	79,660	49,696	49,084	44,482
Bonds:
Unswapped fixed-rate	18,328	21,433	22,420	24,423
Unswapped adjustable-rate (2)	11,823	10,819	11,012	16,132
Swapped fixed-rate	4,424	4,773	4,949	5,310
Total par Bonds	34,575	37,025	38,381	45,865
Other items (1)	93	65	59	44
Total Bonds	34,668	37,090	38,440	45,909
Total Consolidated Obligations (3)	$114,328	$86,786	$87,524	$90,391

(1)	Includes unamortized premiums/discounts, fair value option valuation adjustments, hedging and other basis adjustments.

(2)
Unswapped adjustable-rate Bonds are indexed to either LIBOR or SOFR. At March 31, 2020, 100 percent were indexed to SOFR. At December 31, 2019, 1 percent were indexed to LIBOR and 99 percent were indexed to SOFR.

(3)
The 11 FHLBanks have joint and several liability for the par amount of all of the Consolidated Obligations issued on their behalves. The par amount of the outstanding Consolidated Obligations for all of the FHLBanks was (in millions) $1,174,670 and $1,025,895 at March 31, 2020 and December 31, 2019, respectively.

The balances of Discount Notes were higher at March 31, 2020 due to the growth in short-term and variable-rate Advances across our membership at the end of the first quarter as the financial markets reacted to the COVID-19 pandemic. The average balance of swapped Discount Notes in the first three months of 2020 was higher than the average for all of 2019 because beginning in the third quarter of 2019, we began swapping term Discount Notes to adjustable-rates tied to the overnight Federal funds effective rate in order to reduce the repricing risk of Discount Notes being used to fund certain overnight and shorter-term assets.

The balance of unswapped fixed-rate Bonds, which typically have initial maturities greater than one year, declined in the first three months of 2020 compared to the same period in 2019 driven by actions taken to terminate higher coupon fixed-rate Bonds with embedded options as interest rates fell.

Deposits

Total deposits with us are normally a relatively minor source of low-cost funding. Total interest-bearing deposits at March 31, 2020 were $1.2 billion, an increase of $0.2 billion from year-end 2019.

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

	Three Months Ended		Year Ended
(In millions)	March 31, 2020		December 31, 2019
	Period End	Average	Period End	Average
GAAP and Regulatory Capital
GAAP Capital Stock	$4,739	$3,489	$3,367	$3,827
Mandatorily Redeemable Capital Stock	572	52	22	25
Regulatory Capital Stock	5,311	3,541	3,389	3,852
Retained Earnings	1,153	1,145	1,094	1,069
Regulatory Capital	$6,464	$4,686	$4,483	$4,921

	Three Months Ended		Year Ended
	March 31, 2020		December 31, 2019
	Period End	Average	Period End	Average
GAAP and Regulatory Capital-to-Assets Ratio
GAAP	4.80%	4.95%	4.75%	5.04%
Regulatory (1)	5.28	5.02	4.79	5.08

(1)	At all times, the FHLBanks must maintain at least a four percent minimum regulatory capital-to-assets ratio.

See the "Capital Adequacy" section in “Quantitative and Qualitative Disclosures About Risk Management” for discussion of our retained earnings.

A portion of our capital stock is excess, meaning it is not required as a condition to being a member and is not currently capitalizing Mission Asset Activity. Excess capital stock provides a base of capital to manage financial leverage at prudent levels, augments loss protections for bondholders, and may be used to capitalize a portion of growth in Mission Assets. At March 31, 2020, the amount of excess stock, as defined by our Capital Plan, was $82 million, similar to the balance at year-end 2019. The balance of excess stock was minimal at the end of the quarter as a result of a member's request to redeem $550 million of excess stock and the growth in Advances. The increase in GAAP and regulatory capital balances and the related capital-to-assets ratios was primarily due to members purchasing $2.1 billion of capital stock to support Advance growth. The higher increase in regulatory capital compared to GAAP capital was driven by the large redemption request of excess stock, which resulted in the stock becoming a liability and recognized as mandatorily redeemable capital stock. In April 2020, we settled the $550 million outstanding redemption request.

Membership and Stockholders

In the first three months of 2020, we added two new member stockholders and lost eight member stockholders, ending the quarter at 634 member stockholders. The decline in membership during the first three months of 2020 was attributable to intra-district merger activity.

RESULTS OF OPERATIONS

Components of Earnings and Return on Equity

The following table is a summary income statement for the three months ended March 31, 2020 and 2019. Each ROE percentage is computed by dividing income or expense for the category by the average amount of stockholders' equity for the period.

	Three Months Ended March 31,
(Dollars in millions)	2020		2019
	Amount	ROE (1)	Amount	ROE (1)
Net interest income	$82	7.15%	$122	9.32%
Non-interest income (loss):
Net gains (losses) on investment securities	373	32.43	22	1.69
Net gains (losses) on derivatives and hedging activities	(294)	(25.60)	(26)	(1.98)
Net gains (losses) on financial instruments held under fair value option	(51)	(4.43)	(17)	(1.31)
Other non-interest income, net	3	0.27	3	0.20
Total non-interest income (loss)	31	2.67	(18)	(1.40)
Total income	113	9.82	104	7.92
Non-interest expense	24	2.11	23	1.71
Affordable Housing Program assessments	9	0.77	8	0.62
Net income	$80	6.94%	$73	5.59%

(1)	The ROE amounts have been computed using dollars in thousands. Accordingly, recalculations based upon the disclosed amounts in millions may produce nominally different results.

Details on the individual factors contributing to the level and changes in profitability are explained in the sections below.

Net Interest Income
Components of Net Interest Income
The following table shows selected components of net interest income.

	Three Months Ended March 31,
(Dollars in millions)	2020		2019
	Amount	% of Earning Assets	Amount	% of Earning Assets
Components of net interest rate spread:
Net (amortization)/accretion (1) (2)	$(22)	(0.09)%	$(3)	(0.01)%
Prepayment fees on Advances, net (2)	4	0.02	—	—
Other components of net interest rate spread	81	0.35	92	0.36
Total net interest rate spread	63	0.28	89	0.35
Earnings from funding assets with interest-free capital	19	0.08	33	0.12
Total net interest income/net interest margin (3)	$82	0.36%	$122	0.47%

(1)	Includes monthly recognition of premiums and discounts paid on purchases of mortgage assets, premiums, discounts and concessions paid on Consolidated Obligations and other hedging basis adjustments.

(2)	This component of net interest rate spread has been segregated to display its relative impact.

(3)	Net interest margin is net interest income as a percentage of average total interest-earning assets.

Net Amortization/Accretion (generally referred to as "amortization"): While net amortization has been moderate over the past few years, it can become substantial and volatile when mortgage rates decrease. Amortization increased $19 million in the first three months of 2020 compared to the same period in 2019 primarily due to a decline in mortgage rates, which led to accelerated prepayments of mortgage assets in the first quarter of 2020. We expect the recent trend of faster prepayments to continue throughout 2020 unless mortgage rates rise.

Prepayment Fees on Advances: Fees for members' early repayment of certain Advances, which are included in net interest income, are designed to make us economically indifferent to whether members hold Advances to maturity or repay them before maturity. Although Advance prepayment fees can be significant, they were moderate in the first three months of 2020. Advance prepayment fees increased in the first three months of 2020 compared to the same period of 2019 due to a higher amount of member prepayments of Advances as interest rates declined.

Other Components of Net Interest Rate Spread: The total other components of net interest rate spread decreased $11 million in the first three months of 2020 compared to the same period in 2019. The net decrease was primarily due to the factors below.

▪
Lower spreads on Advances-Unfavorable: Lower spreads earned on certain Advances decreased net interest income by an estimated $13 million. The lower spreads were a result of a shift in composition of Advance balances to overnight and shorter-term Advances. However, the decrease in net interest income was partially offset by a decrease of $10 million in net interest payments on related derivatives not receiving hedge accounting, which was a benefit reflected in non-interest income (loss).

▪	Losses on designated fair value hedges-Unfavorable: Net unrealized losses on hedged items and derivatives in qualifying fair value hedge relationships lowered net interest income by $13 million.

▪
Lower average Advance balances-Unfavorable: The $18.0 billion decline in average Advance balances decreased net interest income by an estimated $8 million. The decline in average Advance balances was primarily due to the reduction in borrowings by a few large-asset members in 2019, the impact of which was experienced for most of the first quarter of 2020.

▪	Lower spreads on mortgage assets balances-Unfavorable: Lower spreads on mortgage assets decreased net interest income by an estimated $4 million due to the falling interest rate environment.

▪
Lower average balances of mortgage-backed securities -Unfavorable: The $2.8 billion decrease in the average balance of mortgage-backed securities decreased net interest income by an estimated $3 million.

▪
Higher spreads on liquidity investment balances-Favorable: Higher spreads on liquidity investments improved net interest income by an estimated $22 million. The increase in net interest income was partially offset by earnings reductions recognized in non-interest income from an increase of $12 million in net interest payments on related derivatives not receiving hedge accounting and from a $4 million market value decline reflecting the impact of purchase premiums on certain trading securities.

▪	Growth in average MPP balances-Favorable: The $1.3 billion increase in the average balance of mortgage loans held for portfolio improved net interest income by an estimated $4 million.

▪	Growth in average liquidity investment balances-Favorable: The $7.3 billion increase in the average balance of liquidity investments improved net interest income by an estimated $4 million.

Earnings from Capital: Earnings from capital decreased $14 million in the three months ended March 31, 2020 compared to the same period in 2019 primarily due to average short-term rates declining more than 100 basis points as the Federal Reserve responded to the evolving risks to economic activity from the COVID-19 pandemic.

Average Balance Sheet and Rates
The following table provides average balances and rates for major balance sheet accounts, which determine the changes in net interest rate spreads. Interest amounts and average rates are affected by our use of derivatives and the related accounting elections we make. Interest amounts reported for Advances, Other investments and Swapped Bonds include gains (losses) on hedged items and derivatives in qualifying fair value hedge relationships.

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

(Dollars in millions)	Three Months Ended			Three Months Ended
	March 31, 2020			March 31, 2019
	Average Balance	Interest	Average Rate (1)	Average Balance	Interest	Average Rate (1)
Assets:
Advances	$43,299	$176	1.64%	$61,327	$403	2.66%
Mortgage loans held for portfolio (2)	11,767	89	3.05	10,512	89	3.42
Federal funds sold and securities purchased under resale agreements	10,615	39	1.47	13,585	83	2.47
Interest-bearing deposits in banks (3) (4) (5)	1,793	7	1.45	2,220	14	2.67
Mortgage-backed securities	13,051	68	2.10	15,873	106	2.72
Other investments (4)	11,902	68	2.31	931	6	2.54
Loans to other FHLBanks	20	—	1.22	3	—	2.43
Total interest-earning assets	92,447	447	1.95	104,451	701	2.72
Less: allowance for credit losses on mortgage loans	—			1
Other assets	924			314
Total assets	$93,371			$104,764
Liabilities and Capital:
Term deposits	$32	—	1.86	$61	1	2.38
Other interest bearing deposits (5)	1,040	3	1.09	612	3	2.22
Discount Notes	49,696	176	1.43	51,648	312	2.45
Unswapped fixed-rate Bonds	21,471	131	2.44	26,043	144	2.24
Unswapped adjustable-rate Bonds	10,819	35	1.32	16,153	99	2.48
Swapped Bonds	4,800	20	1.69	4,239	20	1.91
Mandatorily redeemable capital stock	52	—	1.47	23	—	6.00
Other borrowings	—	—	—	—	—	—
Total interest-bearing liabilities	87,910	365	1.67	98,779	579	2.37
Non-interest bearing deposits	10			9
Other liabilities	833			659
Total capital	4,618			5,317
Total liabilities and capital	$93,371			$104,764

Net interest rate spread			0.28%			0.35%
Net interest income and net interest margin (6)		$82	0.36%		$122	0.47%
Average interest-earning assets to interest-bearing liabilities			105.16%			105.74%

(1)	Amounts used to calculate average rates are based on dollars in thousands. Accordingly, recalculations based upon the disclosed amounts in millions may not produce the same results.

(2)	Non-accrual loans are included in average balances used to determine average rate.

(3)	Includes certificates of deposit that are classified as available-for-sale securities.

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

Rates on most of our interest-bearing assets and liabilities decreased in the first three months 2020 compared to the same period in 2019 due to the decline in interest rates. Average rates on short-term assets and liabilities declined more notably as they repriced quicker to lower rates.

Volume/Rate Analysis
Changes in both average balances (volume) and interest rates influence changes in net interest income, as shown in the following table.

(In millions)	2020 over 2019
	Volume (1)(3)	Rate (2)(3)	Total
Increase (decrease) in interest income
Advances	$(99)	$(128)	$(227)
Mortgage loans held for portfolio	10	(10)	—
Federal funds sold and securities purchased under resale agreements	(16)	(28)	(44)
Interest-bearing deposits in banks	(2)	(5)	(7)
MBS	(17)	(21)	(38)
Other investments	63	(1)	62
Loans to other FHLBanks	—	—	—
Total	(61)	(193)	(254)
Increase (decrease) in interest expense
Term deposits	—	(1)	(1)
Other interest-bearing deposits	2	(2)	—
Discount Notes	(12)	(124)	(136)
Unswapped fixed-rate Bonds	(26)	13	(13)
Unswapped adjustable-rate Bonds	(27)	(37)	(64)
Swapped Bonds	2	(2)	—
Mandatorily redeemable capital stock	—	—	—
Other borrowings	—	—	—
Total	(61)	(153)	(214)
Increase (decrease) in net interest income	$—	$(40)	$(40)

(1)	Volume changes are calculated as the change in volume multiplied by the prior year rate.

(2)	Rate changes are calculated as the change in rate multiplied by the prior year average balance.

(3)
Changes that are not identifiable as either volume-related or rate-related, but rather are equally attributable to both volume and rate changes, have been allocated to the volume and rate categories based upon the proportion of the absolute value of the volume and rate changes.

Effect of the Use of Derivatives on Net Interest Income
The following table shows the impact on net interest income from the effect of derivatives and hedging activities. As noted above, gains (losses) on hedged items and derivatives in qualifying fair value hedge relationships are recorded in interest income or expense. In addition, for derivatives designated as a fair value hedge, the net interest settlements of interest receivables or payables related to such derivatives are recognized as adjustments to the interest income or expense of the designated hedged item. As such, all the effects on earnings of derivatives qualifying for fair value hedge accounting are reflected in net interest income. The effect on earnings from derivatives not receiving hedge accounting is provided in the “Non-Interest Income (Loss)” section below.

(In millions)	Three Months Ended March 31,
	2020	2019
Advances:
Gains (losses) on designated fair value hedges	$(14)	$(1)
Net interest settlements included in net interest income	(2)	14
Mortgage loans:
Amortization of derivative fair value adjustments in net interest income	(1)	—
Increase (decrease) to net interest income	$(17)	$13

Most of our use of derivatives is to synthetically convert the fixed interest rates on certain Advances, investments and Consolidated Obligations to adjustable rates tied to an eligible benchmark rate (e.g., LIBOR, the Federal funds effective rate, or SOFR). The negative net effect of derivatives on net interest income in first three months of 2020 was primarily due to lower short-term benchmark interest rates in the first quarter of 2020 compared to the same period of 2019, which resulted in in net interest settlements being paid, rather than received, on certain Advances where the fixed interest rates were converted to adjustable-coupon rates. The fluctuation in earnings from the use of derivatives was acceptable because it enabled us to lower market risk exposure by matching actual cash flows between assets and liabilities more closely than would otherwise occur.

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

(In millions)	Three Months Ended March 31,2020
	Advances	Investment Securities	Mortgage Loans	Bonds	Discount Notes	Balance Sheet (1)	Other	Total
Net effect of derivatives and hedging activities
Gains (losses) on derivatives not receiving hedge accounting	$(8)	$(404)	$(9)	$31	$14	$92	$—	$(284)
Net interest settlements on derivatives not receiving hedge accounting	1	(19)	—	—	7	—	—	(11)
Price alignment amount	—	—	—	—	—	—	1	1
Net gains (losses) on derivatives and hedging activities	(7)	(423)	(9)	31	21	92	1	(294)
Gains (losses) on trading securities (2)	—	373	—	—	—	—	—	373
Gains (losses) on financial instruments held under fair value option (3)	—	—	—	(37)	(14)	—	—	(51)
Total net effect on non-interest income	$(7)	$(50)	$(9)	$(6)	$7	$92	$1	$28

(In millions)	Three Months Ended March 31,2019
	Advances	Investment Securities	Mortgage Loans	Bonds	Balance Sheet (1)	Total
Net effect of derivatives and hedging activities
Gains (losses) on derivatives not receiving hedge accounting	$(1)	$(24)	$1	$19	$(12)	$(17)
Net interest settlements on derivatives not receiving hedge accounting	—	—	—	(9)	—	(9)
Net gains (losses) on derivatives and hedging activities	(1)	(24)	1	10	(12)	(26)
Gains (losses) on trading securities (2)	—	22	—	—	—	22
Gains (losses) on financial instruments held under fair value option (3)	—	—	—	(17)	—	(17)
Total net effect on non-interest income	$(1)	$(2)	$1	$(7)	$(12)	$(21)

(1)	Balance sheet includes swaptions, which are not designated as hedging a specific financial instrument.

(2)	Includes only those gains (losses) on trading securities that have an assigned economic derivative; therefore, this line item may not agree to the Statement of Income.

(3)	Includes only those gains or losses on financial instruments held at fair value that have an economic derivative "assigned."

The net amount of income volatility in derivatives and hedging activities was moderate and consistent with the close hedging relationships of our derivative transactions. Most of the volatility was a result of both unrealized fair value gains and losses on instruments we expect to hold to maturity and the sale of certain swaptions as interest rates fell during the quarter. We use swaptions to hedge market risk exposure associated with fixed-rate mortgage assets and may sell swaptions as interest rates change in order to offset actual and anticipated risks associated with holding fixed-rate mortgage assets.

At March 31, 2020, we held $12.0 billion of fixed-rate U.S. Treasury and GSE obligations and swapped them to a variable rate. These investments are classified as trading securities and are recorded at fair value, with changes in fair value reported in non-interest income (loss). There are a number of factors that affect the fair value of these securities, including changes in interest rates, the passage of time, and volatility. By hedging these trading securities, the gains or losses on these securities will generally be offset by the changes in fair value of the associated interest rate swaps. In the first quarter of 2020, a significant decline in longer-term interest rates led to large market value gains on investments held as trading securities and corresponding market value losses on the swaps hedging those investments.

Non-Interest Expense

The following table presents non-interest expense and related financial ratios.

	Three Months Ended March 31,
(Dollars in millions)	2020	2019
Non-interest expense
Compensation and benefits	$13	$13
Other operating expense	6	6
Finance Agency	2	2
Office of Finance	1	1
Other	2	1
Total non-interest expense	$24	$23
Average total assets	$93,371	$104,764
Average regulatory capital	4,686	5,353
Total non-interest expense to average total assets (1)	0.10%	0.09%
Total non-interest expense to average regulatory capital (1)	2.08	1.70

(1)	Amounts used to calculate percentages are based on dollars in thousands. Accordingly, recalculations based upon the disclosed amounts in millions may not produce the same results.
Total non-interest expense remained relatively stable in the first three months of 2020 compared to same period in 2019. The ratio of non-interest expense to average regulatory capital increased in the first three months of 2020 compared to same period in 2019 due to the lower average capital balance, which was a remaining result from the repurchases of excess stock throughout 2019.

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

(Dollars in millions)	Traditional Member Finance	MPP	Total
Three Months Ended March 31, 2020
Net interest income	$65	$17	$82
Net income	$18	$62	$80
Average assets	$81,339	$12,032	$93,371
Assumed average capital allocation	$4,023	$595	$4,618
Return on average assets (1)	0.09%	2.06%	0.34%
Return on average equity (1)	1.79%	41.67%	6.94%
Three Months Ended March 31, 2019
Net interest income	$90	$32	$122
Net income	$53	$20	$73
Average assets	$91,449	$13,315	$104,764
Assumed average capital allocation	$4,642	$675	$5,317
Return on average assets (1)	0.24%	0.61%	0.28%
Return on average equity (1)	4.64%	12.10%	5.59%

(1)	Amounts used to calculate returns are based on numbers in thousands. Accordingly, recalculations based upon the disclosed amounts in millions may not produce the same results.

Traditional Member Finance Segment
Net income decreased in the first three months of 2020 compared to the same period in 2019 primarily due to lower earnings from funding assets with interest-free capital, decreases in the fair values of certain derivatives and other financial instruments carried at fair value, lower spreads earned on certain Advances and lower average Advance balances.

MPP Segment
The MPP continued to earn a substantial level of profitability compared to market interest rates, with a moderate amount of market risk and a minimal amount of credit risk. In the first three months of 2020, the MPP averaged 13 percent of total average assets while accounting for 77 percent of earnings. Net income increased in the first three months of 2020 compared to the same period in 2019 due to net gains on derivatives and hedging activities, which resulted from the sale of certain swaptions as rates fell during the quarter. The decrease in net interest income in the first three months of 2020 compared to the same period of 2019 was driven by higher net amortization.

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

Market Value of Equity

(Dollars in millions)	Down 300	Down 200	Down 100	Flat Rates	Up 100	Up 200	Up 300
Average Results
2020 Year-to-Date
Market Value of Equity	$4,778	$4,778	$4,766	$4,853	$4,950	$4,871	$4,767
% Change from Flat Case	(1.5)%	(1.5)%	(1.8)%	—	2.0%	0.4%	(1.8)%
2019 Full Year
Market Value of Equity	$4,545	$4,580	$4,652	$4,729	$4,674	$4,586	$4,528
% Change from Flat Case	(3.9)%	(3.1)%	(1.6)%	—	(1.1)%	(3.0)%	(4.3)%
Month-End Results
March 31, 2020
Market Value of Equity	$5,928	$5,928	$5,923	$6,078	$6,346	$6,371	$6,303
% Change from Flat Case	(2.5)%	(2.5)%	(2.5)%	—	4.4%	4.8%	3.7%
December 31, 2019
Market Value of Equity	$4,257	$4,262	$4,236	$4,372	$4,313	$4,213	$4,144
% Change from Flat Case	(2.6)%	(2.5)%	(3.1)%	—	(1.3)%	(3.6)%	(5.2)%

Duration of Equity

(In years)	Down 300	Down 200	Down 100	Flat Rates	Up 100	Up 200	Up 300
Average Results
2020 Year-to-Date	—	—	—	(3.5)	0.4	2.3	1.9
2019 Full Year	(0.8)	(1.4)	(1.7)	(0.8)	1.7	1.4	1.1
Month-End Results
March 31, 2020	—	—	(1.0)	(4.5)	(2.1)	0.6	0.8
December 31, 2019	(0.1)	0.6	(2.1)	(1.2)	2.0	1.7	1.4

The overall market risk exposure to changing interest rates was within policy limits during the periods presented. At March 31, 2020, exposure to falling interest rates in the down shock scenarios was muted as some rates become floored at near zero rate levels. Exposure to rising rate shocks decreased materially due to the reduction in all market rates that occurred during the first quarter. The duration of equity provides an estimate of the change in market value of equity for a 1.00 percentage point further change in interest rates from the rate shock level.

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

Market Risk Exposure of the Mortgage Assets Portfolio
The mortgage assets portfolio normally accounts for almost all market risk exposure because of prepayment volatility that we cannot completely hedge while maintaining sufficient net spreads. Sensitivities of the market value of equity allocated to the mortgage assets portfolio under interest rate shocks (in basis points) are shown below. The average mortgage assets portfolio had an assumed capital allocation of $1.2 billion in the first three months of 2020 based on the entire balance sheet's average regulatory capital-to-assets ratio. Average results shown in the table below are compiled using data for each month end. The market value sensitivities are one measure we use to analyze the portfolio's estimated market risk exposure.

% Change in Market Value of Equity-Mortgage Assets Portfolio

	Down 300	Down 200	Down 100	Flat Rates	Up 100	Up 200	Up 300
Average Results
2020 Year-to-Date	(15.9)%	(15.9)%	(15.4)%	—	11.2%	2.8%	(8.9)%
2019 Full Year	(28.6)%	(24.1)%	(10.4)%	—	(2.4)%	(8.3)%	(11.7)%
Month-End Results
March 31, 2020	(19.9)%	(19.9)%	(20.5)%	—	24.1%	23.6%	13.1%
December 31, 2019	(17.7)%	(17.2)%	(12.5)%	—	(5.6)%	(14.6)%	(20.5)%
The average risk exposure of the mortgage assets portfolio in the first three months of 2020 remained aligned with our preference to keep our exposure to market risk at a low to moderate level. The variances between periods primarily show impact of lower long-term interest rates observed in the first three months of 2020. These lower long-term interest rates result in reduced exposure to rising rate shocks and muted exposure to falling rate shocks as they become floored when they reach near zero rate levels. We believe the mortgage asset portfolio will continue to provide an acceptable risk adjusted return consistent with our risk appetite philosophy.

Capital Adequacy

Retained Earnings
We must hold sufficient capital to protect against exposure to various risks, including market, credit, and operational. We regularly conduct a variety of measurements and assessments for capital adequacy. At March 31, 2020, our capital management policy set forth $650 million as the minimum amount of retained earnings we believe is necessary to mitigate impairment risk.

The following table presents retained earnings.

(In millions)	March 31, 2020	December 31, 2019
Unrestricted retained earnings	$691	$648
Restricted retained earnings (1)	462	446
Total retained earnings	$1,153	$1,094

(1)	Pursuant to the FHLBank System's Joint Capital Enhancement Agreement we are not permitted to distribute as dividends.

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

	March 31, 2020	December 31, 2019
Market Value of Equity to Par Value of Regulatory Capital Stock - Base Case (Flat Rates) Scenario	114%	129%
Market Value of Equity to Par Value of Regulatory Capital Stock - Down Shock (1)	112	125
Market Value of Equity to Par Value of Regulatory Capital Stock - Up Shock (2)	120	124

(1)	Represents a down shock of 100 basis points.

(2)	Represents an up shock of 200 basis points.

A base case value below 100 percent could indicate that, in the remote event of an immediate liquidation scenario involving redemption of all capital stock, capital stock may be returned to stockholders at a value below par. This could be due to experiencing risks that lower the market value of capital and/or to having an insufficient amount of retained earnings. In the first three months of 2020, the market capitalization ratios in the scenarios presented continued to be above our policy requirements. The base case ratio at March 31, 2020 was well above 100 percent because retained earnings were 22 percent of regulatory capital stock and we maintained risk exposures at moderate levels. The decrease observed in the first quarter was driven primarily by increases in capital stock, due to purchases to support Advance growth, which reduces this ratio.

The following table presents the market value of equity to the book value of total capital and mandatorily redeemable capital stock.

	March 31, 2020	December 31, 2019
Market Value of Equity to Book Value of Capital - Base Case (Flat Rates) Scenario (1)	94%	98%
Market Value of Equity to Book Value of Capital - Down Shock (1)(2)	92	95
Market Value of Equity to Book Value of Capital - Up Shock (1)(3)	99	94

(1)	Capital includes total capital and mandatorily redeemable capital stock.

(2)	Represents a down shock of 100 basis points.

(3)	Represents an up shock of 200 basis points.

A base-case value below 100 percent indicates that we have realized or could realize risks (especially market risk), such that the market value of total capital owned by stockholders is below the book value of total capital. The base-case ratio of 94 percent at March 31, 2020 indicates that the market value of total capital is $369 million below the book value of total capital. In a scenario in which interest rates increase 200 basis points, the market value of total capital would be $76 million below the book value of total capital. This indicates that in a liquidation scenario, stockholders would not receive the full sum of their total equity ownership in the FHLB. We believe the likelihood of a liquidation scenario is extremely remote; and therefore, we accept the risk of diluting equity ownership in such a scenario.

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

Collateral: We require each member to provide a security interest in eligible collateral before it can undertake any secured borrowing. Eligible collateral includes single-family loans, multi-family loans, home equity loans and lines of credit, commercial real estate, bond securities and farm real estate. The estimated value of pledged collateral is discounted in order to offset market, credit and liquidity risks that may affect the collateral's realizable value in the event it must be liquidated. Over-collateralization by one member is not applied to another member. At March 31, 2020, our policy of over-collateralization resulted in total collateral pledged of $388.2 billion to serve members' total borrowing capacity of $303.6 billion of which $95.7 billion was used to support outstanding Advances and Letters of Credit. Borrowers often pledge collateral in excess of their collateral requirement to demonstrate available liquidity and to have the ability to borrow additional amounts in the future. The collateral composition remained relatively stable compared to the end of 2019.

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

Member Failures, Closures, and Receiverships: There have been no member failures in 2020 through the date of this filing.

MPP
Overview: We believe that the residual amount of credit risk exposure to loans in the MPP is minimal, based on the same factors described in the 2019 Annual Report on Form 10-K. In light of the COVID-19 pandemic, we are closely monitoring the credit risk of our MPP portfolio. We may see an increase in delinquencies due to the rising unemployment rate and cannot predict the overall impact. However, we have implemented temporary relief provisions for MPP loans, including forbearance plans to help with short-term hardships, in response to the negative economic impacts associated with COVID-19.

Conventional Loan Portfolio Characteristics: The levels of loan-to-value ratios are consistent with the portfolio's excellent credit quality. At March 31, 2020, the weighted average loan-to-value ratios for conventional loans based on origination values and estimated current values were 74 percent and 60 percent, respectively. These ratios were similar at December 31, 2019.

Credit Performance: The table below provides an analysis of conventional loans delinquent or in the process of foreclosure, along with the national average serious delinquency rate.

	Conventional Loan Delinquencies
(Dollars in millions)	March 31, 2020	December 31, 2019
Early stage delinquencies - unpaid principal balance (1)	$38	$40
Serious delinquencies - unpaid principal balance (2)	$11	$12
Early stage delinquency rate (3)	0.3%	0.4%
Serious delinquency rate (4)	0.1%	0.1%
National average serious delinquency rate (5)	1.2%	1.3%

(1)	Includes conventional loans 30 to 89 days delinquent and not in foreclosure.

(2)	Includes conventional loans that are 90 days or more past due or where the decision of foreclosure or a similar alternative such as pursuit of deed-in-lieu has been reported.

(3)	Early stage delinquencies expressed as a percentage of the total conventional loan portfolio.

(4)	Serious delinquencies expressed as a percentage of the total conventional loan portfolio.

(5)
National average number of fixed-rate prime and subprime conventional loans that are 90 days or more past due or in the process of foreclosure is based on the most recent national delinquency data available. The March 31, 2020 rate is based on December 31, 2019 data.

The MPP has experienced a minimal amount of delinquencies, with delinquency rates continuing to be well below national averages. This further supports our view that the overall portfolio is comprised of high-quality, well-performing loans.

Credit Enhancements: Conventional mortgage loans are supported against credit losses by various combinations of primary mortgage insurance (PMI), supplemental mortgage insurance (SMI) (for loans purchased before February 2011), and the Lender Risk Account (LRA). The LRA is a hold back of a portion of the initial purchase price to cover expected credit losses for a specific pool of loans. Starting after five years from the loan purchase date, we may return the hold back to Participating Financial Institutions (PFIs) if they manage credit risk to predefined acceptable levels of exposure on the loan pools they sell to us. As a result, some pools of loans may have sufficient credit enhancements to recapture all losses while other pools of loans may not. The LRA had balances of $243 million and $233 million at March 31, 2020 and December 31, 2019, respectively. For more information, see Note 5 of the Notes to Unaudited Financial Statements.

Credit Losses: The following table shows the effects of credit enhancements on the estimation of credit losses at the noted periods. Estimated credit losses, after credit enhancements, are accounted for in the allowance for credit losses or as a charge off (i.e., a reduction to the principal of mortgage loans held for portfolio). Our methodology for determining the allowance for credit losses on mortgage loans changed on January 1, 2020 with the adoption of new accounting guidance on the measurement of credit losses on financial instruments. Consistent with the modified retrospective method of adoption, the prior period has not been revised to conform to the new basis of accounting.

(In millions)	March 31, 2020	December 31, 2019
Estimated credit losses, before credit enhancements	$8	$4
Estimated amounts deemed recoverable by:
Primary mortgage insurance	—	—
Supplemental mortgage insurance	(2)	(2)
Lender Risk Account	(5)	(1)
Estimated credit losses, after credit enhancements	$1	$1

The minimal amount of estimated credit losses provides further evidence of the overall health of the portfolio. As a result of adopting new accounting guidance, the estimated credit losses before credit enhancements increased at March 31, 2020 as our estimate now includes a forecast of housing prices, including the potential impact of the COVID-19 pandemic. Residual credit risk exposure depends on the actual and potential credit performance of the loans in each pool compared to the pool's equity (on individual loans) and credit enhancements, including PMI, the LRA, and SMI. Our available credit enhancements at March 31, 2020 were ample and able to cover the increase in estimated gross credit losses. In addition, we have assessed that we do not have any credit risk exposure to our PMI providers, and our estimation of credit exposure to SMI providers was not material at March 31, 2020 or December 31, 2019.

Separate from our allowance for credit losses analysis, we regularly analyze potential adverse scenarios of lifetime credit risk exposure for the loans in the MPP. Even under adverse macroeconomic scenarios, we expect that further credit losses would not significantly decrease profitability.

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

(In millions)	March 31, 2020
	Long-Term Rating
	AA	A	Total
Unsecured Liquidity Investments
Interest-bearing deposits	$—	$780	$780
Total unsecured liquidity investments	—	780	780
Guaranteed/Secured Liquidity Investments
Securities purchased under agreements to resell	184	—	184
U.S. Treasury obligations	9,895	—	9,895
GSE obligations	2,269	—	2,269
Total guaranteed/secured liquidity investments	12,348	—	12,348
Total liquidity investments	$12,348	$780	$13,128

	December 31, 2019
	Long-Term Rating
	AA	A	Total
Unsecured Liquidity Investments
Interest-bearing deposits	$—	$550	$550
Federal funds sold	1,023	3,810	4,833
Certificates of deposit	500	910	1,410
Total unsecured liquidity investments	1,523	5,270	6,793
Guaranteed/Secured Liquidity Investments
Securities purchased under agreements to resell	2,349	—	2,349
U.S. Treasury obligations	9,662	—	9,662
GSE obligations	2,120	—	2,120
Total guaranteed/secured liquidity investments	14,131	—	14,131
Total liquidity investments	$15,654	$5,270	$20,924

Our balance of liquidity investments decreased during the first three months of 2020 primarily because we decided to hold more of our liquidity portfolio as deposits at the Federal Reserve in light of volatile market conditions and limited returns on other available liquidity investments. At March 31, 2020, we held $3.9 billion in deposits at the Federal Reserve, which are reflected in cash and due from banks on the Statements of Condition. In addition, a portion of our total liquidity investments are with counterparties for which the investments are secured with collateral (secured resale agreements). We believe these investments present no credit risk exposure to us.

The following table presents the lowest long-term credit ratings provided by Standard & Poor's, Moody's, and/or Fitch Advisory Services of our unsecured investment credit exposure by the domicile of the counterparty. Our internal ratings of these investments may differ from those obtained from Standard & Poor's, Moody's, and/or Fitch Advisory Services. The historical or current ratings displayed in this table should not be taken as an indication of future ratings.

(In millions)	March 31, 2020
	Counterparty Rating
Domicile of Counterparty	A	Total
Domestic	$780	$780
Total unsecured investment credit exposure	$780	$780

The following table presents the remaining contractual maturity of our unsecured investment credit exposure by the domicile of the counterparty.

(In millions)	March 31, 2020
Domicile of Counterparty	Overnight	Total
Domestic	$780	$780
Total unsecured investment credit exposure	$780	$780

At March 31, 2020, all of the $0.8 billion of unsecured investment exposure was to counterparties with holding companies domiciled in the United States. Furthermore, all unsecured lending at March 31, 2020 had overnight maturities, which further limits risk exposure to these counterparties. By Finance Agency regulation, all counterparties exposed to non-U.S. countries are required to be domestic U.S. branches of foreign counterparties.

MBS:

GSE MBS
At March 31, 2020, $11.1 billion of MBS held were GSE securities issued by Fannie Mae and Freddie Mac, which provide credit safeguards by guaranteeing either timely or ultimate payments of principal and interest. We believe that the conservatorships of Fannie Mae and Freddie Mac lower the chance that they would not be able to fulfill their credit guarantees and that the securities issued by these two GSEs are effectively government guaranteed. In addition, based on the data available to us and our purchase practices, we believe that most of the mortgage loans backing our GSE MBS are of high quality with acceptable credit performance.

MBS Issued by Other Government Agencies
We also invest in MBS issued and guaranteed by Ginnie Mae and the NCUA. These investments totaled $1.5 billion at March 31, 2020. We believe that the strength of the issuers' guarantees and backing by the full faith and credit of the U.S. government is sufficient to protect us against credit losses on these securities.

Derivatives
Credit Risk Exposure: We mitigate most of the credit risk exposure resulting from derivative transactions through collateralization or use of daily settled contracts. The table below presents the lowest long-term counterparty credit ratings provided by Standard & Poor's, Moody's, and/or Fitch Advisory Services for derivative positions to which we had credit risk exposure at March 31, 2020. The historical or current ratings displayed in this table should not be taken as an indication of future ratings.

(In millions)
	Total Notional	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged to (from) Counterparties	Net Credit Exposure to Counterparties
Nonmember counterparties:
Asset positions with credit exposure:
Uncleared derivatives:
A-rated	$893	$3	$(2)	$1
BBB-rated	12	—	—	—
Total uncleared derivatives	905	3	(2)	1
Cleared derivatives (1)	30,734	8	317	325
Liability positions with credit exposure:
Cleared derivatives (1)	2,953	(1)	16	15
Total derivative positions with credit exposure to nonmember counterparties	34,592	10	331	341
Member institutions (2)	580	11	—	11
Total	$35,172	$21	$331	$352

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

At March 31, 2020, the net exposure of uncleared derivatives with residual credit risk exposure was less than $2 million. If interest rates rise or the composition of our derivatives change resulting in an increase to our gross exposure to uncleared derivatives, the contractual collateral provisions in these derivatives would limit our net exposure to acceptable levels.

Although we cannot predict if we will realize credit risk losses from any of our derivatives counterparties, we believe that all of the counterparties will be able to continue making timely interest payments and, more generally, to continue to satisfy the terms and conditions of their derivative contracts with us. As of March 31, 2020, we had $491 million of notional principal of interest rate swaps with one member, JPMorgan Chase Bank, N.A., which also had outstanding credit services with us. Due to the amount of market value collateralization, we had no outstanding credit exposure to this counterparty related to interest rate swaps outstanding.

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

We believe our liquidity position, as well as that of the System, continued to be strong during the first three months of 2020, even in light of the market disruptions caused by the COVID-19 pandemic during the period. Our overall ability to effectively fund our operations through debt issuances remained sufficient. Investor demand for System debt was robust in the first three months of 2020, as investors preferred short-term, high-quality money market instruments amid the uncertainty in the financial markets due to the COVID-19 pandemic. We believe the possibility of a liquidity or funding crisis in the System that would impair our ability to participate, on a cost-effective basis, in issuances of debt, service outstanding debt, maintain adequate capitalization, or pay competitive dividends is remote.

The System works collectively to manage and monitor the System-wide liquidity and funding risks. Liquidity risk includes the risk that the System could have difficulty rolling over short-term Obligations when market conditions change, also called refinancing risk. The System has a large reliance on short-term funding; therefore, it has a sharp focus on managing liquidity risk to very low levels. As shown on the Statements of Cash Flows, in the first three months of 2020, our portion of the System's debt issuances totaled $151.0 billion for Discount Notes and $9.4 billion for Bonds. Access to short-term debt markets has been reliable because investors, driven by liquidity preferences and risk aversion, have sought the System’s short-term debt, which has resulted in strong demand for debt maturing in one year or less.

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

We adhere to the Finance Agency's Advisory Bulletin 2018-07 Federal Home Loan Bank Liquidity Guidance (Liquidity AB). The Liquidity AB establishes the expectations with respect to the maintenance of sufficient liquidity for a specified number of days. Under the Liquidity AB, the calculation of liquidity is intended to provide additional assurance that we can continue to provide Advances and Letters of Credit to members over an extended period without access to the capital markets. Under this guidance, all Advance maturities are assumed to renew, unless the Advances relate to former members who are ineligible to borrow new Advances.

As part of the base case liquidity expectations, the Liquidity AB requires the FHLBanks to maintain sufficient liquidity for a period of between 10 to 30 calendar days. As of March 31, 2020, we maintained a sufficient number of days of positive daily cash balances under the Liquidity AB guidance.

The Liquidity AB also provides guidance related to asset/liability maturity funding gap limits. Funding gap metrics measure the difference between assets and liabilities that are scheduled to mature during a specified period of time and are expressed as a percentage of total assets. Although subject to change depending on conditions in the financial markets, the Liquidity AB provides guidance on maintaining appropriate funding gaps for three-month (-10 percent to -20 percent) and one-year (-25 percent to -35 percent) maturity horizons. As of March 31, 2020, we were operating within those limits.

To support our member deposits, we also must meet a statutory deposit reserve requirement. The sum of our investments in obligations of the United States, deposits in eligible banks or trust companies, and Advances with a final maturity not exceeding five years must equal or exceed the current amount of member deposits. The following table presents the components of this liquidity requirement.

(In millions)	March 31, 2020	December 31, 2019
Deposit Reserve Requirement
Total Eligible Deposit Reserves	$90,311	$61,590
Total Member Deposits	(1,186)	(942)
Excess Deposit Reserves	$89,125	$60,648

Contractual Obligations
The following table summarizes our contractual obligations at March 31, 2020. We believe that, as in the past, we will continue to have sufficient liquidity, including from access to the debt markets to issue Consolidated Obligations, to satisfy these obligations on a timely basis.

(In millions)	< 1 year	1 < 3 years	3 < 5 years	> 5 years	Total
Contractual Obligations
Long-term debt (Bonds) - par (1)	$20,410	$6,577	$3,229	$4,359	$34,575
Operating leases (include premises and equipment)	1	2	2	2	7
Mandatorily redeemable capital stock	15	1	555	1	572
Commitments to fund mortgage loans	765	—	—	—	765
Pension and other postretirement benefit obligations	2	5	4	37	48
Total Contractual Obligations	$21,193	$6,585	$3,790	$4,399	$35,967

(1)
Does not include Discount Notes and contractual interest payments related to Bonds. Total is based on contractual maturities; the actual timing of payments could be affected by factors affecting redemptions.

Off-Balance Sheet Arrangements
The following table summarizes our off-balance sheet items at March 31, 2020. For more information, see Note 15 of the Notes to Unaudited Financial Statements.

(In millions)	< 1 year	1 < 3 years	3 < 5 years	> 5 years	Total
Off-balance sheet items (1)
Standby Letters of Credit	$14,690	$1,026	$68	$1	$15,785
Standby bond purchase agreements	26	48	—	—	74
Consolidated Obligations traded, not yet settled	700	—	—	48	748
Total off-balance sheet items	$15,416	$1,074	$68	$49	$16,607

(1)	Represents notional amount of off-balance sheet obligations.

Member Concentration Risk

We regularly assess concentration risks from business activity. We believe that the concentration of Advance activity is consistent with our risk management philosophy, and the impact of borrower concentration on market risk, credit risk, and operational risk, after considering mitigating controls, is minimal.

Operational Risks

There were no material developments regarding our operational risk exposure during the first three months of 2020.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Information required by this Item is set forth under the caption “Quantitative and Qualitative Disclosures About Risk Management” in Part I, Item 2, of this Report.

Item 4.	Controls and Procedures.

DISCLOSURE CONTROLS AND PROCEDURES

As of March 31, 2020, the FHLB's management, including its principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, these two officers each concluded that, as of March 31, 2020, the FHLB maintained effective disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that it files under the Exchange Act is (1) accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As of March 31, 2020, the FHLB's management, including its principal executive officer and principal financial officer, evaluated the FHLB's internal control over financial reporting. Based upon that evaluation, these two officers each concluded that there were no changes in the FHLB's internal control over financial reporting that occurred during the quarter ended March 31, 2020 that materially affected, or are reasonably likely to materially affect, the FHLB's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.	Risk Factors.

For a discussion of our risk factors, see Part I, Item 1A. "Risk Factors" in our 2019 Annual Report on Form 10-K. Other than the risk factor noted below, there have been no material changes from the risk factors in our 2019 Annual Report on Form 10-K.

Other External Risk. Natural disasters, pandemics, terrorist attacks, or other catastrophic events could adversely affect our operations, business activities, results of operations and financial condition.

Natural disasters, pandemics or other widespread health emergencies (such as the recent outbreak of COVID-19), terrorist attacks, or other unanticipated or catastrophic events could create economic and financial disruptions and uncertainties, which may lead to reduced demand for Advances and an increased risk of credit losses and may adversely affect our cost of funding or access to funding. These events may also lead to operational difficulties that could adversely affect the ability of the FHLBanks and the Office of Finance to conduct and manage their businesses. Any of these factors could adversely affect our business activities and results of operations.

In particular, the current COVID-19 pandemic has disrupted the credit markets in which we operate, and the decline in interest rates has affected, or may in the future adversely affect, the fair values of some of our assets, the valuation of collateral, and our net income and capital. Many businesses in our district and across the U.S. have been forced to suspend operations for an indefinite period of time in an attempt to slow the spread of the virus, and unemployment claims have increased dramatically as more employers layoff workers. Ultimately, the significant slowdown in economic activity caused by the COVID-19 pandemic could reduce demand at our member institutions, which could impact members’ demand for our products and services and have an adverse effect on our profitability and financial condition. It could also lead to a devaluation of our assets, the collateral pledged by members to secure Advances and other extensions of credit, or our MPP portfolio, all of which could have an adverse impact on the our financial condition and results of operations, including as a result of reduced business volumes, reduced income or credit losses. Market volatility and economic stress during a prolonged COVID-19 outbreak may adversely affect the FHLBanks’ access to the debt markets and possibly affect our liquidity. Our decision to have most employees work remotely in accordance with local “stay-at-home” orders could create additional cybersecurity risks and operational challenges that could affect our ability to conduct business or increase the risk of operational incidents and errors. In addition, we rely on vendors and other third parties to perform certain services, and if a critical vendor or third party experiences a failure or any interruption to their business due to the COVID-19 pandemic, we may be unable to conduct and manage our business effectively.

The outlook for the remainder of 2020 is uncertain, and there is a possibility that the Federal Reserve keeps interest rates low or even uses negative interest rates, which could significantly affect our business and profitability.

Item 6.	Exhibits.

Exhibit Number (1)	Description of exhibit	Document filed or furnished, as indicated below

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	Filed Herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	Filed Herewith

32	Section 1350 Certifications	Furnished Herewith

101.INS	XBRL Instance Document	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document	Filed Herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed Herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed Herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed Herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed Herewith

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed Herewith

(1)	Numbers coincide with Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 7th day of May 2020.

FEDERAL HOME LOAN BANK OF CINCINNATI
(Registrant)

By:	/s/ Andrew S. Howell
Andrew S. Howell
President and Chief Executive Officer
(principal executive officer)

By:	/s/ Stephen J. Sponaugle
Stephen J. Sponaugle
Executive Vice President - Chief Financial Officer
(principal financial officer)