Form 10-Q
period 2020-09-30
Federal Home Loan Bank of Cincinnati
filed 2020-11-12
CIK 1326771

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended September 30, 2020
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
☐ Yes   ☒ No

The capital stock of the registrant is not listed on any securities exchange or quoted on any automated quotation system, only may be owned by members and former members and is transferable only at its par value of $100 per share. As of October 31, 2020, the registrant had 28,023,930 shares of capital stock outstanding, which included stock classified as mandatorily redeemable.

Page 1 of	80

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CONDITION
(Unaudited)

(In thousands, except par value)

	September 30, 2020	December 31, 2019
ASSETS
Cash and due from banks	$1,363,958	$20,608
Interest-bearing deposits	630,161	550,160
Securities purchased under agreements to resell	2,453,694	2,348,584
Federal funds sold	8,705,000	4,833,000
Investment securities:
Trading securities	11,300,464	11,615,693
Available-for-sale securities	294,496	1,542,185
Held-to-maturity securities (includes $0 and $0 pledged as collateral at September 30, 2020 and December 31, 2019, respectively, that may be repledged) (a)	11,130,599	13,499,319
Total investment securities	22,725,559	26,657,197
Advances (includes $27,464 and $5,238 at fair value under fair value option at September 30, 2020 and December 31, 2019, respectively)	27,100,957	47,369,573
Mortgage loans held for portfolio, net of allowance for credit losses of $242 and $711 at September 30, 2020 and December 31, 2019, respectively	10,671,179	11,235,353
Accrued interest receivable	144,310	182,252
Derivative assets	259,170	267,165
Other assets, net	23,420	27,667
TOTAL ASSETS	$74,077,408	$93,491,559
LIABILITIES
Deposits	$1,239,198	$951,296
Consolidated Obligations:
Discount Notes (includes $0 and $12,386,974 at fair value under fair value option at September 30, 2020 and December 31, 2019, respectively)	26,667,698	49,084,219
Bonds (includes $2,447,759 and $4,757,177 at fair value under fair value option at September 30, 2020 and December 31, 2019, respectively)	41,432,178	38,439,724
Total Consolidated Obligations	68,099,876	87,523,943
Mandatorily redeemable capital stock	17,661	21,669
Accrued interest payable	77,746	126,091
Affordable Housing Program payable	115,755	115,295
Derivative liabilities	81	1,310
Other liabilities	322,358	307,499
Total liabilities	69,872,675	89,047,103
Commitments and contingencies
CAPITAL
Capital stock Class B putable ($100 par value); issued and outstanding shares: 29,345 shares at September 30, 2020 and 33,664 shares at December 31, 2019	2,934,499	3,366,428
Retained earnings:
Unrestricted	788,951	648,374
Restricted	493,340	446,048
Total retained earnings	1,282,291	1,094,422
Accumulated other comprehensive loss	(12,057)	(16,394)
Total capital	4,204,733	4,444,456
TOTAL LIABILITIES AND CAPITAL	$74,077,408	$93,491,559
(a)Fair values: $11,275,891 and $13,501,207 at September 30, 2020 and December 31, 2019, respectively.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF INCOME
(Unaudited)

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
INTEREST INCOME:
Advances	$63,974	$267,537	$394,578	$991,077
Prepayment fees on Advances, net	7,509	724	25,103	904
Interest-bearing deposits	442	3,823	4,202	9,104
Securities purchased under agreements to resell	290	13,271	10,680	54,319
Federal funds sold	1,541	62,322	30,621	185,343
Investment securities:
Trading securities	66,281	61,653	201,876	112,213
Available-for-sale securities	271	3,284	4,286	21,697
Held-to-maturity securities	36,516	94,740	153,199	305,192
Total investment securities	103,068	159,677	359,361	439,102
Mortgage loans held for portfolio	62,429	83,506	225,837	257,758
Loans to other FHLBanks	—	—	60	70
Total interest income	239,253	590,860	1,050,442	1,937,677
INTEREST EXPENSE:
Consolidated Obligations:
Discount Notes	26,299	238,574	285,755	794,469
Bonds	119,748	260,453	435,543	823,376
Total Consolidated Obligations	146,047	499,027	721,298	1,617,845
Deposits	174	4,337	3,348	12,008
Loans from other FHLBanks	—	3	—	3
Mandatorily redeemable capital stock	(76)	254	978	896
Total interest expense	146,145	503,621	725,624	1,630,752
NET INTEREST INCOME	93,108	87,239	324,818	306,925
NON-INTEREST INCOME (LOSS):
Net gains (losses) on investment securities	(42,136)	70,146	319,866	263,733
Net gains (losses) on financial instruments held under fair value option	10,687	(8,681)	(14,402)	(50,615)
Net gains (losses) on derivatives and hedging activities	19,708	(60,254)	(308,230)	(238,339)
Standby Letters of Credit fees	3,726	2,496	9,430	6,950
Other, net	544	587	1,529	1,507
Total non-interest income (loss)	(7,471)	4,294	8,193	(16,764)
NON-INTEREST EXPENSE:
Compensation and benefits	12,356	11,173	37,647	35,208
Other operating expenses	4,789	5,498	15,860	16,443
Finance Agency	1,629	1,695	4,886	5,086
Office of Finance	1,331	1,204	4,034	3,684
Other	1,766	2,273	7,742	7,223
Total non-interest expense	21,871	21,843	70,169	67,644
INCOME BEFORE ASSESSMENTS	63,766	69,690	262,842	222,517
Affordable Housing Program assessments	6,369	6,995	26,382	22,342
NET INCOME	$57,397	$62,695	$236,460	$200,175
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$57,397	$62,695	$236,460	$200,175
Other comprehensive income adjustments:
Net unrealized gains (losses) on available-for-sale securities	3,504	(192)	2,621	(442)
Pension and postretirement benefits	572	459	1,716	1,376
Total other comprehensive income (loss) adjustments	4,076	267	4,337	934
Comprehensive income	$61,473	$62,962	$240,797	$201,109

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CAPITAL
(Unaudited)

(In thousands)	Capital Stock Class B - Putable		Retained Earnings			Accumulated Other Comprehensive	Total
	Shares	Par Value	Unrestricted	Restricted	Total	Loss	Capital
BALANCE, JUNE 30, 2019	38,065	$3,806,530	$618,634	$418,325	$1,036,959	$(12,376)	$4,831,113
Comprehensive income (loss)			50,156	12,539	62,695	267	62,962
Proceeds from sale of capital stock	1,475	147,464					147,464
Repurchase of capital stock	(3,500)	(350,000)					(350,000)
Net shares reclassified to mandatorily redeemable capital stock	(65)	(6,493)					(6,493)
Cash dividends on capital stock			(44,960)		(44,960)		(44,960)
BALANCE, SEPTEMBER 30, 2019	35,975	$3,597,501	$623,830	$430,864	$1,054,694	$(12,109)	$4,640,086

BALANCE, JUNE 30, 2020	38,131	$3,813,110	$765,084	$481,861	$1,246,945	$(16,133)	$5,043,922
Comprehensive income (loss)			45,918	11,479	57,397	4,076	61,473
Proceeds from sale of capital stock	214	21,389					21,389
Repurchase of capital stock	(9,000)	(900,000)					(900,000)
Cash dividends on capital stock			(22,051)		(22,051)		(22,051)
BALANCE, SEPTEMBER 30, 2020	29,345	$2,934,499	$788,951	$493,340	$1,282,291	$(12,057)	$4,204,733

(In thousands)	Capital Stock Class B - Putable		Retained Earnings			Accumulated Other Comprehensive	Total
	Shares	Par Value	Unrestricted	Restricted	Total	Loss	Capital
BALANCE, DECEMBER 31, 2018	43,205	$4,320,459	$631,971	$390,829	$1,022,800	$(13,043)	$5,330,216
Comprehensive income (loss)			160,140	40,035	200,175	934	201,109
Proceeds from sale of capital stock	5,233	523,257					523,257
Repurchase of capital stock	(12,386)	(1,238,544)					(1,238,544)
Net shares reclassified to mandatorily redeemable capital stock	(77)	(7,671)					(7,671)
Cash dividends on capital stock			(168,281)		(168,281)		(168,281)
BALANCE, SEPTEMBER 30, 2019	35,975	$3,597,501	$623,830	$430,864	$1,054,694	$(12,109)	$4,640,086

BALANCE, DECEMBER 31, 2019	33,664	$3,366,428	$648,374	$446,048	$1,094,422	$(16,394)	$4,444,456
Adjustment for cumulative effect of accounting change			366		366		366
Comprehensive income (loss)			189,168	47,292	236,460	4,337	240,797
Proceeds from sale of capital stock	21,256	2,125,590					2,125,590
Repurchase of capital stock	(20,000)	(2,000,000)					(2,000,000)
Net shares reclassified to mandatorily redeemable capital stock	(5,575)	(557,519)					(557,519)
Partial recovery of prior capital distribution to Financing Corporation			16,533		16,533		16,533
Cash dividends on capital stock			(65,490)		(65,490)		(65,490)
BALANCE, SEPTEMBER 30, 2020	29,345	$2,934,499	$788,951	$493,340	$1,282,291	$(12,057)	$4,204,733

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CASH FLOWS
(Unaudited)

(In thousands)	Nine Months Ended September 30,
	2020	2019
OPERATING ACTIVITIES:
Net income	$236,460	$200,175
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	37,313	8,900
Net change in derivative and hedging activities	(183,733)	(198,494)
Net change in fair value adjustments on trading securities	(319,866)	(263,733)
Net change in fair value adjustments on financial instruments held under fair value option	14,402	50,615
Other adjustments, net	798	596
Net change in:
Accrued interest receivable	38,140	(35,226)
Other assets	3,135	(994)
Accrued interest payable	(56,937)	5,917
Other liabilities	17,125	8,005
Total adjustments	(449,623)	(424,414)
Net cash provided by (used in) operating activities	(213,163)	(224,239)

INVESTING ACTIVITIES:
Net change in:
Interest-bearing deposits	(260,047)	(858,712)
Securities purchased under agreements to resell	(105,110)	2,562,632
Federal funds sold	(3,872,000)	(3,289,000)
Premises, software, and equipment	(1,265)	(1,753)
Trading securities:
Proceeds from maturities	5,135,034	113
Purchases	(4,499,939)	(10,928,882)
Available-for-sale securities:
Proceeds from maturities	1,810,000	5,090,000
Purchases	(550,267)	(3,128,500)
Held-to-maturity securities:
Proceeds from maturities	2,437,476	2,694,458
Purchases	(75,604)	(994,810)
Advances:
Repaid	470,292,647	1,147,441,338
Originated	(449,675,012)	(1,138,754,813)
Mortgage loans held for portfolio:
Principal collected	2,942,372	1,221,970
Purchases	(2,432,823)	(1,622,397)
Net cash provided by (used in) investing activities	21,145,462	(568,356)

The accompanying notes are an integral part of these financial statements.

(continued from previous page)
FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CASH FLOWS
(Unaudited)

(In thousands)	Nine Months Ended September 30,
	2020	2019
FINANCING ACTIVITIES:
Net change in deposits and pass-through reserves	$284,032	$179,964
Net proceeds (payments) on derivative contracts with financing elements	(1,394)	(373)
Net proceeds from issuance of Consolidated Obligations:
Discount Notes	232,873,177	605,292,074
Bonds	35,649,162	24,021,342
Payments for maturing and retiring Consolidated Obligations:
Discount Notes	(255,247,967)	(602,674,421)
Bonds	(32,661,065)	(25,131,800)
Proceeds from issuance of capital stock	2,125,590	523,257
Payments for repurchase of capital stock	(2,000,000)	(1,238,544)
Payments for repurchase/redemption of mandatorily redeemable capital stock	(561,527)	(5,243)
Cash dividends paid	(65,490)	(168,281)
Partial recovery of prior capital distribution to Financing Corporation	16,533	—
Net cash provided by (used in) financing activities	(19,588,949)	797,975
Net increase (decrease) in cash and due from banks	1,343,350	5,380
Cash and due from banks at beginning of the period	20,608	10,037
Cash and due from banks at end of the period	$1,363,958	$15,417
Supplemental Disclosures:
Interest paid	$830,682	$1,649,854
Affordable Housing Program payments, net	$25,922	$25,390

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

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of financial statements in accordance with GAAP requires management to make assumptions and estimates. These assumptions and estimates affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. Actual results could differ from these estimates. The interim financial statements presented are unaudited, but they include all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations, and cash flows for such periods. These financial statements do not include all disclosures associated with annual financial statements and accordingly should be read in conjunction with the audited financial statements and notes included in the FHLB's Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission (SEC). Results for the nine months ended September 30, 2020 are not necessarily indicative of operating results for the full year.

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

These investments are evaluated quarterly for expected credit losses. If applicable, an allowance for credit losses is recorded with a corresponding adjustment to the provision (reversal) for credit losses. The FHLB applies the collateral maintenance provision practical expedient, which allows expected credit losses to be measured based on the difference between the fair value of the collateral and the investment's amortized cost, for securities purchased under agreements to resell. Consequently, a credit loss would be recognized if there is a collateral shortfall which the FHLB does not believe the counterparty will replenish in accordance with its contractual terms. The credit loss would be limited to the difference between the fair value of the collateral and the investment’s amortized cost.

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

Facilitation of the Effects of Reference Rate Reform on Financial Reporting. On March 12, 2020, the Financial Accounting Standards Board (FASB) issued temporary, optional guidance to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying GAAP to transactions affected by reference rate reform if certain criteria are met. The transactions primarily include (1) contract modifications, (2) hedging relationships, and (3) sale and/or transfer of debt securities classified as held-to-maturity. This guidance is effective immediately for the FHLB, and the amendments may be applied prospectively through December 31, 2022. The FHLB plans to elect the majority of the optional expedients and exceptions provided; however, the effect on the FHLB's financial condition, results of operations and cash flows has not yet been determined.

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

Federal funds sold are unsecured loans that are generally transacted on an overnight term. Finance Agency regulations include a limit on the amount of unsecured credit the FHLB may extend to a counterparty. At September 30, 2020 and December 31, 2019, all investments in interest-bearing deposits and Federal funds sold were repaid or expected to be repaid according to the contractual terms. No allowance for credit losses was recorded for these assets at September 30, 2020 and December 31, 2019. Carrying values of interest-bearing deposits and Federal funds sold exclude accrued interest receivable of (in thousands) $107 and $20 as of September 30, 2020, and $1,162 and $210 as of December 31, 2019.

Securities purchased under agreements to resell are short-term and are structured such that they are evaluated regularly to determine if the market value of the underlying securities decreases below the market value required as collateral (i.e., subject to collateral maintenance provisions). If so, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash, generally by the next business day. Based upon the collateral held as security and collateral maintenance provisions with counterparties, the FHLB determined that no allowance for credit losses was needed for its securities purchased under agreements to resell at September 30, 2020 and December 31, 2019. The carrying value of securities purchased under agreements to resell excludes accrued interest receivable of (in thousands) $15 and $3,503 as of September 30, 2020 and December 31, 2019.

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

Trading Securities

Table 3.1 - Trading Securities by Major Security Types (in thousands)

Fair Value	September 30, 2020	December 31, 2019
Non-mortgage-backed securities (non-MBS):
U.S. Treasury obligations	$9,152,799	$9,626,964
GSE obligations	2,147,291	1,988,259
Total non-MBS	11,300,090	11,615,223
Mortgage-backed securities (MBS):
U.S. obligation single-family MBS	374	470
Total	$11,300,464	$11,615,693

Table 3.2 - Net Gains (Losses) on Trading Securities (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net gains (losses) on trading securities held at period end	$(38,866)	$70,146	$323,136	$263,733
Net gains (losses) on securities matured during the period	(3,270)	—	(3,270)	—
Net gains (losses) on trading securities	$(42,136)	$70,146	$319,866	$263,733

Available-for-Sale Securities

Table 3.3 - Available-for-Sale Securities by Major Security Types (in thousands)

	September 30, 2020
	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-MBS:
GSE obligations	$142,362	$1,217	$—	$143,579
Total non-MBS	142,362	1,217	—	143,579
MBS:
GSE multi-family MBS	149,143	1,774	—	150,917
Total MBS	149,143	1,774	—	150,917
Total	$291,505	$2,991	$—	$294,496

	December 31, 2019
	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$1,410,000	$111	$—	$1,410,111
GSE obligations	131,815	601	(342)	132,074
Total	$1,541,815	$712	$(342)	$1,542,185
(1)Amortized cost of available-for-sale securities includes adjustments made to the cost basis of an investment for accretion, amortization, and/or fair value hedge accounting adjustments, and excludes accrued interest receivable of (in thousands) $647 and $5,149 at September 30, 2020 and December 31, 2019.

Table 3.4 summarizes the available-for-sale securities with unrealized losses, which are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position. All securities outstanding at September 30, 2020 had gross unrealized gains.

Table 3.4 - Available-for-Sale Securities in a Continuous Unrealized Loss Position (in thousands)

	December 31, 2019
	Less than 12 Months		12 Months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
GSE obligations	$17,071	$(126)	$21,574	$(216)	$38,645	$(342)
Total	$17,071	$(126)	$21,574	$(216)	$38,645	$(342)

Table 3.5 - Available-for-Sale Securities by Contractual Maturity (in thousands)

	September 30, 2020		December 31, 2019
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-MBS:
Due in 1 year or less	$—	$—	$1,410,000	$1,410,111
Due after 1 year through 5 years	11,341	11,377	—	—
Due after 5 years through 10 years	117,375	118,374	119,771	119,870
Due after 10 years	13,646	13,828	12,044	12,204
Total non-MBS	142,362	143,579	1,541,815	1,542,185
MBS (1)	149,143	150,917	—	—
Total	$291,505	$294,496	$1,541,815	$1,542,185
(1)MBS are not presented by contractual maturity because their expected maturities will likely differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 3.6 - Interest Rate Payment Terms of Available-for-Sale Securities (in thousands)

	September 30, 2020	December 31, 2019
Amortized cost of non-MBS:
Fixed-rate	$142,362	$1,541,815
Total amortized cost of non-MBS	142,362	1,541,815
Amortized cost of MBS:
Fixed-rate	149,143	—
Total amortized cost of MBS	149,143	—
Total	$291,505	$1,541,815

The FHLB had no sales of securities out of its available-for-sale portfolio for the nine months ended September 30, 2020 or 2019.

Held-to-Maturity Securities

Table 3.7 - Held-to-Maturity Securities by Major Security Types (in thousands)

	September 30, 2020
	Amortized Cost (1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
Non-MBS:
U.S. Treasury obligations	$41,382	$6	$—	$41,388
Total non-MBS	41,382	6	—	41,388
MBS:
U.S. obligation single-family MBS	1,253,606	42,523	(70)	1,296,059
GSE single-family MBS	3,461,029	117,246	—	3,578,275
GSE multi-family MBS	6,374,582	3,302	(17,715)	6,360,169
Total MBS	11,089,217	163,071	(17,785)	11,234,503
Total	$11,130,599	$163,077	$(17,785)	$11,275,891

	December 31, 2019
	Amortized Cost (1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
Non-MBS:
U.S. Treasury obligations	$35,171	$5	$—	$35,176
Total non-MBS	35,171	5	—	35,176
MBS:
U.S. obligation single-family MBS	1,670,783	13,499	(239)	1,684,043
GSE single-family MBS	4,500,471	40,386	(24,072)	4,516,785
GSE multi-family MBS	7,292,894	54	(27,745)	7,265,203
Total MBS	13,464,148	53,939	(52,056)	13,466,031
Total	$13,499,319	$53,944	$(52,056)	$13,501,207

(1)Carrying value equals amortized cost. Amortized cost of held-to-maturity securities includes adjustments made to the cost basis of an investment for accretion and amortization and excludes accrued interest receivable of (in thousands) $10,938 and $20,365 as of September 30, 2020 and December 31, 2019.

Table 3.8 - Net Purchased Premiums Included in the Amortized Cost of MBS Classified as Held-to-Maturity (in thousands)

	September 30, 2020	December 31, 2019
Premiums	$19,288	$32,071
Discounts	(8,060)	(13,996)
Net purchased premiums	$11,228	$18,075

Table 3.9 - Held-to-Maturity Securities by Contractual Maturity (in thousands)

	September 30, 2020		December 31, 2019
Year of Maturity	Amortized Cost (1)	Fair Value	Amortized Cost (1)	Fair Value
Non-MBS:
Due in 1 year or less	$41,382	$41,388	$35,171	$35,176
Due after 1 year through 5 years	—	—	—	—
Due after 5 years through 10 years	—	—	—	—
Due after 10 years	—	—	—	—
Total non-MBS	41,382	41,388	35,171	35,176
MBS (2)	11,089,217	11,234,503	13,464,148	13,466,031
Total	$11,130,599	$11,275,891	$13,499,319	$13,501,207
(1)Carrying value equals amortized cost.
(2)MBS are not presented by contractual maturity because their expected maturities will likely differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 3.10 - Interest Rate Payment Terms of Held-to-Maturity Securities (in thousands)

	September 30, 2020	December 31, 2019
Amortized cost of non-MBS:
Fixed-rate	$41,382	$35,171
Total amortized cost of non-MBS	41,382	35,171
Amortized cost of MBS:
Fixed-rate	4,209,998	5,438,532
Variable-rate	6,879,219	8,025,616
Total amortized cost of MBS	11,089,217	13,464,148
Total	$11,130,599	$13,499,319

From time to time the FHLB may sell securities out of its held-to-maturity portfolio. These securities, generally, have less than 15 percent of the acquired principal outstanding at the time of the sale. These sales are considered maturities for the purposes of security classification. For the nine months ended September 30, 2020 and 2019, the FHLB did not sell any held-to-maturity securities.

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

The FHLB’s available-for-sale and held-to-maturity securities are certificates of deposit, U.S. Treasury obligations, GSE obligations, and MBS issued by Fannie Mae, Freddie Mac, Ginnie Mae and the National Credit Union Administration (NCUA) that are backed by single-family or multi-family mortgage loans. The FHLB only purchases securities considered investment quality. At September 30, 2020, all available-for-sale and held-to-maturity securities were rated single-A, or above, by an

NRSRO, based on the lowest long-term credit rating for each security used by the FHLB. The FHLB’s internal ratings of these securities may differ from those obtained from an NRSRO.

The FHLB evaluates individual available-for-sale securities for impairment by comparing the security’s fair value to its amortized cost. Impairment may exist when the fair value of the investment is less than its amortized cost (i.e., in an unrealized loss position). At September 30, 2020, no available-for-sale securities were in an unrealized loss position. As a result, no allowance for credit losses was recorded on these available-for-sale securities at September 30, 2020.

The FHLB evaluates its held-to-maturity securities for impairment on a collective, or pooled basis, unless an individual assessment is deemed necessary because the securities do not possess similar risk characteristics. As of September 30, 2020, the FHLB had not established an allowance for credit loss on any held-to-maturity securities because the securities: (1) were all highly-rated and/or had short remaining terms to maturity, (2) had not experienced, nor did the FHLB expect, any payment default on the instruments, and (3) in the case of U.S., GSE, or other agency obligations, carry an implicit or explicit government guarantee such that the FHLB considered the risk of nonpayment to be zero.

Note 4 - Advances

The FHLB offers a wide range of fixed- and variable-rate Advance products with different maturities, interest rates, payment characteristics and optionality. The following table presents Advance redemptions by contractual maturity, including index-amortizing Advances, which are presented according to their predetermined amortization schedules.

Table 4.1 - Advances by Redemption Term (dollars in thousands)

	September 30, 2020		December 31, 2019
Redemption Term	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$12,899,712	0.77%	$32,342,198	1.78%
Due after 1 year through 2 years	1,961,395	1.94	4,477,497	2.19
Due after 2 years through 3 years	1,614,013	2.09	1,996,647	2.30
Due after 3 years through 4 years	1,984,165	2.17	1,408,948	2.50
Due after 4 years through 5 years	2,675,665	1.06	1,765,323	2.08
Thereafter	5,513,011	1.37	5,273,531	2.35
Total principal amount	26,647,961	1.19	47,264,144	1.94
Commitment fees	(187)		(281)
Discount on Affordable Housing Program (AHP) Advances	(2,375)		(3,148)
Premiums	998		1,221
Discounts	(3,349)		(2,530)
Hedging adjustments	456,945		109,929
Fair value option valuation adjustments and accrued interest	964		238
Total (1)	$27,100,957		$47,369,573
(1)Carrying values exclude accrued interest receivable of (in thousands) $28,047 and $60,682 as of September 30, 2020 and December 31, 2019.

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

Table 4.2 - Advances by Redemption Term or Next Call Date (in thousands)

Redemption Term or Next Call Date	September 30, 2020	December 31, 2019
Due in 1 year or less	$16,215,663	$35,366,608
Due after 1 year through 2 years	1,788,958	4,982,222
Due after 2 years through 3 years	1,500,850	1,724,647
Due after 3 years through 4 years	1,960,365	1,381,718
Due after 4 years through 5 years	1,190,614	1,535,418
Thereafter	3,991,511	2,273,531
Total principal amount	$26,647,961	$47,264,144

The FHLB also offers putable Advances. With a putable Advance, the FHLB effectively purchases put options from the member that allows the FHLB to terminate the Advance at predetermined dates. The FHLB normally would exercise its put option when interest rates increase relative to contractual rates.

Table 4.3 - Advances by Redemption Term or Next Put Date for Putable Advances (in thousands)

Redemption Term or Next Put Date	September 30, 2020	December 31, 2019
Due in 1 year or less	$15,691,962	$33,451,448
Due after 1 year through 2 years	2,111,395	4,777,497
Due after 2 years through 3 years	1,614,013	2,129,647
Due after 3 years through 4 years	1,729,915	1,238,948
Due after 4 years through 5 years	2,660,665	1,611,073
Thereafter	2,840,011	4,055,531
Total principal amount	$26,647,961	$47,264,144

Table 4.4 - Advances by Interest Rate Payment Terms (in thousands)

	September 30, 2020	December 31, 2019
Total fixed-rate (1)	$20,562,653	$36,113,108
Total variable-rate (1)	6,085,308	11,151,036
Total principal amount	$26,647,961	$47,264,144
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

Using a risk-based approach, the FHLB considers the payment status, collateralization levels, and borrower's financial condition to be indicators of credit quality for its credit products. At September 30, 2020 and December 31, 2019, the FHLB did not have any Advances that were past due, in non-accrual status or considered impaired. In addition, there were no troubled debt restructurings related to Advances of the FHLB during the nine months ended September 30, 2020 or 2019. At September 30, 2020 and December 31, 2019, the FHLB had rights to collateral on a member-by-member basis with an estimated value in excess of its outstanding extensions of credit.

Based upon the collateral held as security, its credit extension and collateral policies and the repayment history on Advances, the FHLB did not expect any credit losses on Advances as of September 30, 2020 and therefore, no allowance for credit losses on Advances was recorded. For the same reasons, the FHLB did not record any allowance for credit losses on Advances at December 31, 2019.

Advance Concentrations

The FHLB's Advances are concentrated in commercial banks, savings institutions, and insurance companies and further is concentrated in certain larger borrowing relationships. Advance borrower concentrations can change significantly due to members' ability to quickly increase or decrease their amount of Advances based on their current funding needs.

Table 4.5 - Borrowers Holding Five Percent or more of Total Advances, Including Any Known Affiliates that are Members of the FHLB (dollars in millions)

September 30, 2020			December 31, 2019
	Principal	% of Total Principal Amount of Advances		Principal	% of Total Principal Amount of Advances
U.S. Bank, N.A.	$4,273	16%	U.S. Bank, N.A.	$13,874	29%
Third Federal Savings and Loan Association	3,520	13	JPMorgan Chase Bank, N.A.	4,500	10
Nationwide Life Insurance Company	2,160	8	Third Federal Savings and Loan Association	3,883	8
Protective Life Insurance Company	1,750	7	Total	$22,257	47%
Western-Southern Life Assurance Co.	1,388	5
Total	$13,091	49%

Note 5 - Mortgage Loans

Total mortgage loans held for portfolio represent residential mortgage loans under the Mortgage Purchase Program (MPP) that the FHLB's members originate, credit enhance, and then sell to the FHLB. The FHLB does not service any of these loans. The FHLB plans to retain its existing portfolio of mortgage loans.

Table 5.1 - Mortgage Loans Held for Portfolio (in thousands)

	September 30, 2020	December 31, 2019
Fixed rate medium-term single-family mortgage loans (1)	$746,795	$773,575
Fixed rate long-term single-family mortgage loans	9,666,561	10,207,367
Total unpaid principal balance	10,413,356	10,980,942
Premiums	231,574	241,356
Discounts	(1,879)	(2,166)
Hedging basis adjustments (2)	28,370	15,932
Total mortgage loans held for portfolio (3)	10,671,421	11,236,064
Allowance for credit losses on mortgage loans	(242)	(711)
Mortgage loans held for portfolio, net	$10,671,179	$11,235,353
(1)Medium-term is defined as a term of 15 years or less.
(2)Represents the unamortized balance of the mortgage purchase commitments' market values at the time of settlement. The market value of the commitment is included in the basis of the mortgage loan and amortized accordingly.
(3)Excludes accrued interest receivable of (in thousands) $33,796 and $36,739 at September 30, 2020 and December 31, 2019.

Table 5.2 - Mortgage Loans Held for Portfolio by Collateral/Guarantee Type (in thousands)

	September 30, 2020	December 31, 2019
Conventional mortgage loans	$10,213,953	$10,750,526
FHA mortgage loans	199,403	230,416
Total unpaid principal balance	$10,413,356	$10,980,942

Table 5.3 - Members, Including Any Known Affiliates that are Members of the FHLB, and Former Members Selling Five Percent or more of Total Unpaid Principal (dollars in millions)

	September 30, 2020			December 31, 2019
	Principal	% of Total		Principal	% of Total
Union Savings Bank	$3,294	32%	Union Savings Bank	$3,574	33%
Guardian Savings Bank FSB	908	9	Guardian Savings Bank FSB	1,004	9
FirstBank	583	6	FirstBank	714	7
The Huntington National Bank	526	5

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

Table 5.4 - Changes in the LRA (in thousands)

Nine Months Ended
September 30, 2020
LRA at beginning of year	$233,476
Additions	26,037
Claims	(97)
Scheduled distributions	(13,118)
LRA at end of period	$246,298

Mortgage Loans Forbearance Plans. In response to the COVID-19 pandemic, which has caused economic strain on many home loan borrowers, the FHLB’s mortgage loan servicers may grant a forbearance period to borrowers who have had COVID-19 related hardships regardless of the payment status of the loan at the time of the request. Based on the most recent information received from mortgage servicers, as of September 30, 2020, there was approximately (in thousands) $108,705 in unpaid principal balance of conventional mortgage loans under a forbearance plan as a result of COVID-19, which represented one percent of conventional mortgage loans held for portfolio.

Payment Status of Mortgage Loans. The key credit quality indicator for conventional mortgage loans is payment status, which allows the FHLB to monitor the migration of past due loans. Past due loans are those where the borrower has failed to make timely payments of principal and/or interest in accordance with the terms of the loan. Although certain loans have been granted a forbearance period as noted above, there has been no change in the terms of the loan. Accordingly, when a borrower fails to make timely payments of principal and/or interest for loans under forbearance, they are considered past due. Table 5.5 presents the payment status of conventional mortgage loans. As of September 30, 2020, (in thousands) $30,310 in unpaid principal balance of conventional loans under forbearance had a current payment status, (in thousands) $9,460 was 30 to 59 days past due, (in thousands) $12,703 was 60 to 89 days past due, and (in thousands) $56,232 was greater than 90 days past due.

Table 5.5 - Credit Quality Indicator of Conventional Mortgage Loans (in thousands)

	September 30, 2020
	Origination Year
Payment status, at amortized cost (1):	Prior to 2016	2016 to September 30, 2020	Total
Past due 30-59 days	$19,286	$17,555	$36,841
Past due 60-89 days	6,356	12,991	19,347
Past due 90 days or more	27,274	44,142	71,416
Total past due mortgage loans	52,916	74,688	127,604
Current mortgage loans	2,901,775	7,440,949	10,342,724
Total conventional mortgage loans	$2,954,691	$7,515,637	$10,470,328

December 31, 2019
Payment status, at recorded investment (1):	Conventional Loans
Past due 30-59 days	$35,416
Past due 60-89 days	5,572
Past due 90 days or more	12,421
Total past due mortgage loans	53,409
Current mortgage loans	10,985,818
Total conventional mortgage loans	$11,039,227
(1)The recorded investment at December 31, 2019 includes accrued interest receivable whereas the amortized cost at September 30, 2020 excludes accrued interest receivable.

Other delinquency statistics include loans in process of foreclosure, serious delinquency rates, loans past due 90 days or more and still accruing interest, and non-accrual loans. Table 5.6 presents other delinquency statistics of mortgage loans.

Table 5.6 - Other Delinquency Statistics (dollars in thousands)

	September 30, 2020
Amortized Cost:	Conventional MPP Loans	FHA Loans	Total
In process of foreclosure (1)	$5,400	$2,148	$7,548
Serious delinquency rate (2)	0.69%	5.83%	0.79%
Past due 90 days or more still accruing interest (3)	$65,587	$11,579	$77,166
Loans on non-accrual status	$7,054	$—	$7,054

	December 31, 2019
Recorded Investment:	Conventional MPP Loans	FHA Loans	Total
In process of foreclosure (1)	$8,311	$2,515	$10,826
Serious delinquency rate (2)	0.11%	2.49%	0.16%
Past due 90 days or more still accruing interest (3)	$11,935	$5,805	$17,740
Loans on non-accrual status	$1,902	$—	$1,902
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

The FHLB did not have any real estate owned at September 30, 2020 or December 31, 2019.

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

Table 5.7 - Allowance for Credit Losses on Conventional Mortgage Loans (in thousands)

	Three Months Ended September 30,
	2020	2019
Balance, beginning of period	$264	$784
Net charge offs	(22)	(44)
Balance, end of period	$242	$740

	Nine Months Ended September 30,
	2020	2019
Balance, beginning of period	$711	$840
Adjustment for cumulative effect of accounting change	(366)	—
Net charge offs	(103)	(100)
Balance, end of period	$242	$740

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

The FHLB transacts its derivatives with large banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute Consolidated Obligations. Derivative transactions may be executed either with a counterparty, referred to as uncleared derivatives, or cleared through a Futures Commission Merchant (i.e., clearing agent) with a Derivative Clearing Organization, referred to as cleared derivatives. Once a derivative transaction has been accepted for clearing by a Derivative Clearing Organization (Clearinghouse), the executing counterparty is replaced with the Clearinghouse. The FHLB is not a derivative dealer and does not trade derivatives for short-term profit.

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

Table 6.1 - Fair Value of Derivative Instruments (in thousands)

	September 30, 2020
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as fair value hedging instruments:
Interest rate swaps	$10,982,156	$3,855	$216,437
Derivatives not designated as hedging instruments:
Interest rate swaps	13,120,104	3,829	5,934
Interest rate swaptions	2,284,000	745	—
Mortgage delivery commitments	145,164	817	—
Total derivatives not designated as hedging instruments	15,549,268	5,391	5,934
Total derivatives before adjustments	$26,531,424	9,246	222,371
Netting adjustments and cash collateral (1)		249,924	(222,290)
Total derivative assets and total derivative liabilities		$259,170	$81

	December 31, 2019
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as fair value hedging instruments:
Interest rate swaps	$9,310,089	$7,227	$53,641
Derivatives not designated as hedging instruments:
Interest rate swaps	28,501,469	9,685	363
Interest rate swaptions	6,000,000	12,464	—
Forward rate agreements	849,000	21	782
Mortgage delivery commitments	936,269	2,798	64
Total derivatives not designated as hedging instruments	36,286,738	24,968	1,209
Total derivatives before adjustments	$45,596,827	32,195	54,850
Netting adjustments and cash collateral (1)		234,970	(53,540)
Total derivative assets and total derivative liabilities		$267,165	$1,310

(1)Amounts represent the application of the netting requirements that allow the FHLB to settle positive and negative positions, and also cash collateral, including accrued interest, held or placed by the FHLB with the same clearing agent and/or counterparty. Cash collateral posted, including accrued interest, was (in thousands) $472,974 and $293,148 at September 30, 2020 and December 31, 2019. Cash collateral received, including accrued interest, was (in thousands) $760 and $4,638 at September 30, 2020 and December 31, 2019.

Table 6.2 presents the impact of qualifying fair value hedging relationships on net interest income as well as the total interest income (expense) by product.

Table 6.2 - Impact of Fair Value Hedging Relationships on Net Interest Income (in thousands)

	Three Months Ended September 30, 2020
	Advances	Available-for-sale Securities	Consolidated Bonds
Total interest income (expense) recorded in the Statements of Income	$63,974	$271	$(119,748)
Impact of Fair Value Hedging Relationships on the Statements of Income (1)
Interest income/expense:
Net interest settlements	$(34,448)	$(813)	$477
Gain (loss) on derivatives	51,956	2,402	(591)
Gain (loss) on hedged items	(54,369)	(2,573)	591
Effect on net interest income	$(36,861)	$(984)	$477

	Three Months Ended September 30, 2019
	Advances	Available-for-sale securities	Consolidated Bonds
Total interest income (expense) recorded in the Statements of Income	$267,537	$3,284	$(260,453)
Impact of Fair Value Hedging Relationships on the Statements of Income (1)
Interest income/expense:
Net interest settlements	$8,115	$(92)	$550
Gain (loss) on derivatives	(61,531)	(2,957)	(482)
Gain (loss) on hedged items	57,287	2,925	565
Effect on net interest income	$3,871	$(124)	$633

	Nine Months Ended September 30, 2020
	Advances	Available-for-sale Securities	Consolidated Bonds
Total interest income (expense) recorded in the Statements of Income	$394,578	$4,286	$(435,543)
Impact of Fair Value Hedging Relationships on the Statements of Income (1)
Interest income/expense:
Net interest settlements	$(55,405)	$(1,611)	$1,290
Gain (loss) on derivatives	(359,963)	(9,800)	1,949
Gain (loss) on hedged items	345,831	9,440	(1,852)
Effect on net interest income	$(69,537)	$(1,971)	$1,387

	Nine Months Ended September 30, 2019
	Advances	Available-for-sale securities	Consolidated Bonds
Total interest income (expense) recorded in the Statements of Income	$991,077	$21,697	$(823,376)
Impact of Fair Value Hedging Relationships on the Statements of Income (1)
Interest income/expense:
Net interest settlements	$33,643	$(136)	$1,102
Gain (loss) on derivatives	(227,468)	(9,460)	1,392
Gain (loss) on hedged items	220,699	9,222	(1,434)
Effect on net interest income	$26,874	$(374)	$1,060
(1)     Includes interest rate swaps.

Table 6.3 presents the cumulative basis adjustments on hedged items designated as fair value hedges and the related amortized cost of the hedged items.

Table 6.3 - Cumulative Basis Adjustments for Fair Value Hedges (in thousands)

	September 30, 2020
Hedged Item	Amortized Cost of Hedged Asset/ Liability (1)	Basis Adjustment for Active Hedging Relationships Included in Amortized Cost	Basis Adjustments for Discontinued Hedging Relationships Included in Amortized Cost	Total Amount of Fair Value Hedging Basis Adjustments
Advances	$11,100,659	$455,255	$1,690	$456,945
Available-for-sale securities	291,505	16,355	399	16,754
Consolidated Bonds	121,367	2,560	—	2,560

	December 31, 2019
Hedged Item	Amortized Cost of Hedged Asset/ Liability (1)	Basis Adjustment for Active Hedging Relationships Included in Amortized Cost	Basis Adjustments for Discontinued Hedging Relationships Included in Amortized Cost	Total Amount of Fair Value Hedging Basis Adjustments
Advances	$9,160,841	$109,078	$851	$109,929
Available-for-sale securities	131,814	7,314	—	7,314
Consolidated Bonds	210,696	708	—	708
(1)     Includes only the portion of amortized cost representing the hedged items in fair value hedging relationships.

Table 6.4 presents net gains (losses) recorded in non-interest income (loss) on derivatives not designated as hedging instruments.

Table 6.4 - Net Gains (Losses) Recorded in Non-interest Income (Loss) on Derivatives Not Designated as Hedging Instruments (in thousands)

	Three Months Ended September 30,
	2020	2019
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	$60,667	$(77,671)
Interest rate swaptions	110	19,315
Forward rate agreements	—	(4,584)
Net interest settlements	(44,242)	(3,655)
Mortgage delivery commitments	3,033	4,785
Total net gains (losses) related to derivatives not designated as hedging instruments	19,568	(61,810)
Price alignment amount (1)	140	1,556
Net gains (losses) on derivatives and hedging activities	$19,708	$(60,254)

	Nine Months Ended September 30,
	2020	2019
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	$(305,565)	$(232,074)
Interest rate swaptions	90,626	3,815
Forward rate agreements	(31,935)	(11,283)
Net interest settlements	(82,239)	(15,041)
Mortgage delivery commitments	19,627	14,004
Total net gains (losses) related to derivatives not designated as hedging instruments	(309,486)	(240,579)
Price alignment amount (1)	1,256	2,240
Net gains (losses) on derivatives and hedging activities	$(308,230)	$(238,339)
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

For cleared derivatives, the Clearinghouse determines initial margin requirements and generally credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including, but not limited to, credit rating downgrades. At September 30, 2020, the FHLB was not required to post additional initial margin by its clearing agents based on credit considerations.

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

Table 6.5 presents separately the fair value of derivative instruments meeting or not meeting netting requirements, including the related collateral. At September 30, 2020 and December 31, 2019, the FHLB did not receive or pledge any non-cash collateral. Any over-collateralization under an individual clearing agent and/or counterparty level is not included in the determination of the net unsecured amount.

Table 6.5 - Offsetting of Derivative Assets and Derivative Liabilities (in thousands)

	September 30, 2020
	Derivative Instruments Meeting Netting Requirements
	Gross Recognized Amount	Gross Amount of Netting Adjustments and Cash Collateral	Derivative Instruments Not Meeting Netting Requirements (1)	Total Derivative Assets and Total Derivative Liabilities
Derivative Assets:
Uncleared	$1,256	$2,846	$817	$4,919
Cleared	7,173	247,078	—	254,251
Total				$259,170
Derivative Liabilities:
Uncleared	$222,213	$(222,132)	$—	$81
Cleared	158	(158)	—	—
Total				$81

	December 31, 2019
	Derivative Instruments Meeting Netting Requirements
	Gross Recognized Amount	Gross Amount of Netting Adjustments and Cash Collateral	Derivative Instruments Not Meeting Netting Requirements (1)	Total Derivative Assets and Total Derivative Liabilities
Derivative Assets:
Uncleared	$16,637	$(13,903)	$2,819	$5,553
Cleared	12,739	248,873	—	261,612
Total				$267,165
Derivative Liabilities:
Uncleared	$53,533	$(53,069)	$846	$1,310
Cleared	471	(471)	—	—
Total				$1,310
(1)    Represents mortgage delivery commitments and forward rate agreements that are not subject to an enforceable netting agreement.

Note 7 - Deposits

Table 7.1 - Deposits (in thousands)

	September 30, 2020	December 31, 2019
Interest-bearing:
Demand and overnight	$1,118,550	$906,028
Term	108,525	27,850
Other	12,123	7,179
Total interest-bearing	1,239,198	941,057
Non-interest bearing:
Other	—	10,239
Total non-interest bearing	—	10,239
Total deposits	$1,239,198	$951,296

Note 8 - Consolidated Obligations

Table 8.1 - Consolidated Discount Notes Outstanding (dollars in thousands)

	Book Value	Principal Amount	Weighted Average Interest Rate (1)
September 30, 2020	$26,667,698	$26,674,511	0.17%
December 31, 2019	$49,084,219	$49,176,985	1.56%
(1)Represents an implied rate without consideration of concessions.

Table 8.2 - Consolidated Bonds Outstanding by Original Contractual Maturity (dollars in thousands)

	September 30, 2020		December 31, 2019
Year of Original Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$27,672,605	0.47%	$18,259,565	1.77%
Due after 1 year through 2 years	3,731,015	2.40	8,293,595	1.96
Due after 2 years through 3 years	2,614,465	2.25	3,024,885	2.41
Due after 3 years through 4 years	2,062,795	2.47	3,123,120	2.62
Due after 4 years through 5 years	1,781,730	1.97	1,540,405	2.73
Thereafter	3,515,000	2.51	4,139,000	2.97
Total principal amount	41,377,610	1.09	38,380,570	2.10
Premiums	47,871		64,604
Discounts	(21,622)		(24,335)
Hedging adjustments	2,560		708
Fair value option valuation adjustment and accrued interest	25,759		18,177
Total	$41,432,178		$38,439,724

Table 8.3 - Consolidated Bonds Outstanding by Call Features (in thousands)

	September 30, 2020	December 31, 2019
Principal Amount of Consolidated Bonds:
Non-callable	$37,276,610	$32,953,570
Callable	4,101,000	5,427,000
Total principal amount	$41,377,610	$38,380,570

Table 8.4 - Consolidated Bonds Outstanding by Original Contractual Maturity or Next Call Date (in thousands)

Year of Original Contractual Maturity or Next Call Date	September 30, 2020	December 31, 2019
Due in 1 year or less	$30,773,605	$22,631,565
Due after 1 year through 2 years	3,956,015	7,130,595
Due after 2 years through 3 years	2,088,465	2,662,885
Due after 3 years through 4 years	1,699,795	2,343,120
Due after 4 years through 5 years	1,055,730	1,253,405
Thereafter	1,804,000	2,359,000
Total principal amount	$41,377,610	$38,380,570

Table 8.5 - Consolidated Bonds by Interest-rate Payment Type (in thousands)

	September 30, 2020	December 31, 2019
Principal Amount of Consolidated Bonds:
Fixed-rate	$25,774,610	$27,368,570
Variable-rate	15,603,000	11,012,000
Total principal amount	$41,377,610	$38,380,570

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

Table 9.1 - Analysis of AHP Liability (in thousands)

Balance at December 31, 2019	$115,295
Assessments (current year additions)	26,382
Subsidy uses, net	(25,922)
Balance at September 30, 2020	$115,755

Note 10 - Capital

Table 10.1 - Capital Requirements (dollars in thousands)

	September 30, 2020		December 31, 2019
	Minimum Requirement	Actual	Minimum Requirement	Actual
Risk-based capital	$470,213	$4,234,451	$820,635	$4,482,519
Capital-to-assets ratio (regulatory)	4.00%	5.72%	4.00%	4.79%
Regulatory capital	$2,963,096	$4,234,451	$3,739,662	$4,482,519
Leverage capital-to-assets ratio (regulatory)	5.00%	8.57%	5.00%	7.19%
Leverage capital	$3,703,870	$6,351,677	$4,674,578	$6,723,779

Restricted Retained Earnings. At September 30, 2020 and December 31, 2019 the FHLB had (in thousands) $493,340 and $446,048 in restricted retained earnings. These restricted retained earnings are not available to pay dividends but are available to absorb unexpected losses, if any, that an FHLBank may experience.

Table 10.2 - Mandatorily Redeemable Capital Stock Rollforward (in thousands)

Balance, December 31, 2019	$21,669
Capital stock subject to mandatory redemption reclassified from equity	557,642
Capital stock previously subject to mandatory redemption reclassified to capital	(123)
Repurchase/redemption of mandatorily redeemable capital stock	(561,527)
Balance, September 30, 2020	$17,661

Table 10.3 - Mandatorily Redeemable Capital Stock by Contractual Year of Redemption (in thousands)

Contractual Year of Redemption	September 30, 2020	December 31, 2019
Year 1	$159	$371
Year 2	1,246	298
Year 3	1,174	1,129
Year 4	1,791	2,955
Year 5	16	1,931
Thereafter (1)	650	650
Past contractual redemption date due to remaining activity (2)	12,625	14,335
Total	$17,661	$21,669
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

Partial recovery of prior capital distribution to Financing Corporation. The Competitive Equality Banking Act of 1987 was enacted in August 1987, which, among other things, provided for the recapitalization of the Federal Savings and Loan Insurance Corporation through a newly-chartered entity, the Financing Corporation (FICO). The capitalization of FICO was provided by capital distributions from the FHLBanks to FICO in exchange for FICO nonvoting capital stock. Capital distributions were made by the FHLBanks in 1987, 1988 and 1989 that aggregated to $680 million. Upon passage of Financial Institutions Reform, Recovery and Enforcement Act of 1989, the FHLBanks’ previous investment in capital stock of FICO was determined to be non-redeemable and the FHLBanks charged their prior capital distributions to FICO directly against retained earnings.

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

Note 11 - Accumulated Other Comprehensive Income (Loss)

The following tables summarize the changes in accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2020 and 2019.

Table 11.1 - Accumulated Other Comprehensive Income (Loss) (in thousands)

	Net unrealized gains (losses) on available-for-sale securities	Pension and postretirement benefits	Total accumulated other comprehensive income (loss)
BALANCE, JUNE 30, 2019	$(360)	$(12,016)	$(12,376)
Other comprehensive income before reclassification:
Net unrealized gains (losses)	(192)	—	(192)
Reclassifications from other comprehensive income (loss) to net income:
Amortization - pension and postretirement benefits	—	459	459
Net current period other comprehensive income (loss)	(192)	459	267
BALANCE, SEPTEMBER 30, 2019	$(552)	$(11,557)	$(12,109)

BALANCE, JUNE 30, 2020	$(513)	$(15,620)	$(16,133)
Other comprehensive income before reclassification:
Net unrealized gains (losses)	3,504	—	3,504
Reclassifications from other comprehensive income (loss) to net income:
Amortization - pension and postretirement benefits	—	572	572
Net current period other comprehensive income (loss)	3,504	572	4,076
BALANCE, SEPTEMBER 30, 2020	$2,991	$(15,048)	$(12,057)

	Net unrealized gains (losses) on available-for-sale securities	Pension and postretirement benefits	Total accumulated other comprehensive income (loss)
BALANCE, DECEMBER 31, 2018	$(110)	$(12,933)	$(13,043)
Other comprehensive income before reclassification:
Net unrealized gains (losses)	(442)	—	(442)
Reclassifications from other comprehensive income (loss) to net income:
Amortization - pension and postretirement benefits	—	1,376	1,376
Net current period other comprehensive income (loss)	(442)	1,376	934
BALANCE, SEPTEMBER 30, 2019	$(552)	$(11,557)	$(12,109)

BALANCE, DECEMBER 31, 2019	$370	$(16,764)	$(16,394)
Other comprehensive income before reclassification:
Net unrealized gains (losses)	2,621	—	2,621
Reclassifications from other comprehensive income (loss) to net income:
Amortization - pension and postretirement benefits	—	1,716	1,716
Net current period other comprehensive income (loss)	2,621	1,716	4,337
BALANCE, SEPTEMBER 30, 2020	$2,991	$(15,048)	$(12,057)

Note 12 - Pension and Postretirement Benefit Plans

Qualified Defined Benefit Multi-employer Plan. The FHLB participates in the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra Defined Benefit Plan), a tax-qualified defined benefit pension plan. Under the Pentegra Defined Benefit Plan, contributions made by one participating employer may be used to provide benefits to employees of other participating employers because assets contributed by an employer are not segregated in a separate account or restricted to provide benefits only to employees of that employer. Also, in the event a participating employer is unable to meet its contribution requirements, the required contributions for the other participating employers could increase proportionately. The Pentegra Defined Benefit Plan covers all officers and employees of the FHLB who meet certain eligibility requirements. Contributions to the Pentegra Defined Benefit Plan charged to compensation and benefit expense were $1,594,000 and $1,485,000 in the three months ended September 30, 2020 and 2019, respectively, and $4,630,000 and $5,422,000 in the nine months ended September 30, 2020 and 2019.

Qualified Defined Contribution Plan. The FHLB also participates in the Pentegra Defined Contribution Plan for Financial Institutions, a tax-qualified, defined contribution plan. The FHLB contributes a percentage of the participants' compensation by making a matching contribution equal to a percentage of voluntary employee contributions, subject to certain IRS limitations. The FHLB contributed $271,000 and $252,000 in the three months ended September 30, 2020 and 2019, respectively, and $1,133,000 and $1,058,000 in the nine months ended September 30, 2020 and 2019.

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

Table 12.1 - Net Periodic Benefit Cost (in thousands)

	Three Months Ended September 30,
	Defined Benefit Retirement Plan		Postretirement Benefits Plan
	2020	2019	2020	2019
Net Periodic Benefit Cost
Service cost	$282	$225	$3	$3
Interest cost	331	388	35	46
Amortization of net loss	572	459	—	—
Net periodic benefit cost	$1,185	$1,072	$38	$49

	Nine Months Ended September 30,
	Defined Benefit Retirement Plan		Postretirement Benefits Plan
	2020	2019	2020	2019
Net Periodic Benefit Cost
Service cost	$847	$676	$7	$10
Interest cost	993	1,163	106	136
Amortization of net loss	1,716	1,376	—	—
Net periodic benefit cost	$3,556	$3,215	$113	$146

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

Table 13.1 - Financial Performance by Operating Segment (in thousands)

	Three Months Ended September 30,
	Traditional Member Finance	MPP	Total
2020
Net interest income	$91,957	$1,151	$93,108
Non-interest income (loss)	(10,582)	3,111	(7,471)
Non-interest expense	18,918	2,953	21,871
Income before assessments	62,457	1,309	63,766
Affordable Housing Program assessments	6,238	131	6,369
Net income	$56,219	$1,178	$57,397
2019
Net interest income	$65,146	$22,093	$87,239
Non-interest income (loss)	(8,242)	12,536	4,294
Non-interest expense	19,166	2,677	21,843
Income before assessments	37,738	31,952	69,690
Affordable Housing Program assessments	3,800	3,195	6,995
Net income	$33,938	$28,757	$62,695

	Nine Months Ended September 30,
	Traditional Member Finance	MPP	Total
2020
Net interest income	$295,920	$28,898	$324,818
Non-interest income (loss)	(41,540)	49,733	8,193
Non-interest expense	61,379	8,790	70,169
Income before assessments	193,001	69,841	262,842
Affordable Housing Program assessments	19,398	6,984	26,382
Net income	$173,603	$62,857	$236,460
2019
Net interest income	$226,254	$80,671	$306,925
Non-interest income (loss)	(22,306)	5,542	(16,764)
Non-interest expense	59,158	8,486	67,644
Income before assessments	144,790	77,727	222,517
Affordable Housing Program assessments	14,569	7,773	22,342
Net income	$130,221	$69,954	$200,175

Table 13.2 - Asset Balances by Operating Segment (in thousands)

	Assets
	Traditional Member Finance	MPP	Total
September 30, 2020	$63,045,740	$11,031,668	$74,077,408
December 31, 2019	81,064,206	12,427,353	93,491,559

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

The FHLB reviews the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain financial assets or liabilities. The FHLB did not have any transfers of assets or liabilities into or out of Level 3 of the fair value hierarchy during the nine months ended September 30, 2020 or 2019.

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

Table 14.1 - Fair Value Summary (in thousands)

	September 30, 2020
		Fair Value
Financial Instruments	Net Carrying Value	Total	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral (1)
Assets:
Cash and due from banks	$1,363,958	$1,363,958	$1,363,958	$—	$—	$—
Interest-bearing deposits	630,161	630,161	—	630,161	—	—
Securities purchased under agreements to resell	2,453,694	2,453,694	—	2,453,694	—	—
Federal funds sold	8,705,000	8,705,000	—	8,705,000	—	—
Trading securities	11,300,464	11,300,464	—	11,300,464	—	—
Available-for-sale securities	294,496	294,496	—	294,496	—	—
Held-to-maturity securities	11,130,599	11,275,891	—	11,275,891	—	—
Advances (2)	27,100,957	27,334,478	—	27,334,478	—	—
Mortgage loans held for portfolio	10,671,179	10,990,116	—	10,919,323	70,793	—
Accrued interest receivable	144,310	144,310	—	144,310	—	—
Derivative assets	259,170	259,170	—	9,246	—	249,924
Liabilities:
Deposits	1,239,198	1,239,330	—	1,239,330	—	—
Consolidated Obligations:
Discount Notes	26,667,698	26,671,553	—	26,671,553	—	—
Bonds (3)	41,432,178	42,302,498	—	42,302,498	—	—
Mandatorily redeemable capital stock	17,661	17,661	17,661	—	—	—
Accrued interest payable	77,746	77,746	—	77,746	—	—
Derivative liabilities	81	81	—	222,371	—	(222,290)
(1)Amounts represent the application of the netting requirements that allow the FHLB to settle positive and negative positions and also cash collateral and related accrued interest held or placed by the FHLB with the same counterparty.
(2)Includes (in thousands) $27,464 of Advances recorded under the fair value option at September 30, 2020.
(3)Includes (in thousands) $2,447,759 of Consolidated Obligation Bonds recorded under the fair value option at September 30, 2020.

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

Fair Value Measurements.

Table 14.2 presents the fair value of financial assets and liabilities that are recorded on a recurring or nonrecurring basis at September 30, 2020 and December 31, 2019, by level within the fair value hierarchy. The FHLB records nonrecurring fair value adjustments to reflect partial write-downs on certain mortgage loans.

Table 14.2 - Fair Value Measurements (in thousands)

	Fair Value Measurements at September 30, 2020
	Total	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral (1)
Recurring fair value measurements - Assets
Trading securities:
U.S. Treasury obligations	$9,152,799	$—	$9,152,799	$—	$—
GSE obligations	2,147,291	—	2,147,291	—	—
U.S. obligation single-family MBS	374	—	374	—	—
Total trading securities	11,300,464	—	11,300,464	—	—
Available-for-sale securities:
GSE obligations	143,579	—	143,579	—	—
GSE multi-family MBS	150,917	—	150,917	—	—
Total available-for-sale securities	294,496	—	294,496	—	—
Advances	27,464	—	27,464	—	—
Derivative assets:
Interest rate related	258,353	—	8,429	—	249,924
Mortgage delivery commitments	817	—	817	—	—
Total derivative assets	259,170	—	9,246	—	249,924
Total assets at fair value	$11,881,594	$—	$11,631,670	$—	$249,924

Recurring fair value measurements - Liabilities
Consolidated Obligation Bonds	$2,447,759	$—	$2,447,759	$—	$—
Derivative liabilities:
Interest rate related	81	—	222,371	—	(222,290)
Total derivative liabilities	81	—	222,371	—	(222,290)
Total liabilities at fair value	$2,447,840	$—	$2,670,130	$—	$(222,290)

Nonrecurring fair value measurements - Assets (2)
Mortgage loans held for portfolio	$110	$—	$—	$110
(1)Amounts represent the application of the netting requirements that allow the FHLB to settle positive and negative positions and also cash collateral and related accrued interest held or placed by the FHLB with the same counterparty.
(2)The fair value information presented is as of the date the fair value adjustment was recorded during the nine months ended September 30, 2020.

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

Table 14.3 presents net gains (losses) recognized in earnings related to financial assets and liabilities in which the fair value option was elected during the three and nine months ended September 30, 2020 and 2019.

Table 14.3 – Fair Value Option - Financial Assets and Liabilities (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
Net Gains (Losses) from Changes in Fair Value Recognized in Earnings	2020	2019	2020	2019
Advances	$526	$53	$704	$259
Consolidated Discount Notes	1,222	(2,449)	1,060	(2,449)
Consolidated Bonds	8,939	(6,285)	(16,166)	(48,425)
Total net gains (losses)	$10,687	$(8,681)	$(14,402)	$(50,615)
For instruments recorded under the fair value option, the related contractual interest income and contractual interest expense are recorded as part of net interest income on the Statements of Income. The remaining changes in fair value for instruments in which the fair value option has been elected are recorded as “Net gains (losses) on financial instruments held under fair value option” in the Statements of Income, except for changes in fair value related to instrument specific credit risk, which are recorded in accumulated other comprehensive income in the Statement of Condition. The FHLB has determined that none of the remaining changes in fair value were related to instrument-specific credit risk for the nine months ended September 30, 2020 or 2019. In determining that there has been no change in instrument-specific credit risk period to period, the FHLB primarily considered the following factors:

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

Table 14.4 – Aggregate Unpaid Balance and Aggregate Fair Value (in thousands)

	September 30, 2020			December 31, 2019
	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Aggregate Fair Value Over/(Under) Aggregate Unpaid Principal Balance	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Aggregate Fair Value Over/(Under) Aggregate Unpaid Principal Balance
Advances	$26,500	$27,464	$964	$5,000	$5,238	$238
Consolidated Discount Notes	—	—	—	12,400,865	12,386,974	(13,891)
Consolidated Bonds	2,422,000	2,447,759	25,759	4,739,000	4,757,177	18,177

Note 15 - Commitments and Contingencies

Table 15.1 - Off-Balance Sheet Commitments (in thousands)

	September 30, 2020			December 31, 2019
Notional Amount	Expire within one year	Expire after one year	Total	Expire within one year	Expire after one year	Total
Standby Letters of Credit (1)	$21,902,639	$1,108,410	$23,011,049	$15,143,075	$1,062,105	$16,205,180
Commitments for standby bond purchases (1)	28,970	37,320	66,290	20,360	55,150	75,510
Commitments to purchase mortgage loans	145,164	—	145,164	936,269	—	936,269
Unsettled Consolidated Bonds, principal amount (2)	124,000	—	124,000	—	—	—
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

Note 16 - Transactions with Other FHLBanks

The FHLB notes all transactions with other FHLBanks on the face of its financial statements. Occasionally, the FHLB loans short-term funds to and borrows short-term funds from other FHLBanks. These loans and borrowings are transacted at then current market rates when traded. There were no such loans or borrowings outstanding at September 30, 2020 or December 31, 2019. The following table details the average daily balance of lending and borrowing between the FHLB and other FHLBanks for the nine months ended September 30, 2020 and 2019.

Table 16.1 - Lending and Borrowing Between the FHLB and Other FHLBanks (in thousands)

	Average Daily Balances for the Nine Months Ended September 30,
	2020	2019
Loans to other FHLBanks	$6,569	$3,846
Borrowings from other FHLBanks	182	183

In addition, the FHLB may, from time to time, assume the outstanding primary liability for Consolidated Obligations of another FHLBank (at then current market rates on the day when the transfer is traded) rather than issuing new debt for which the FHLB is the primary obligor. The FHLB then becomes the primary obligor on the transferred debt. There were no Consolidated Obligations transferred to the FHLB during the nine months ended September 30, 2020, or 2019. The FHLB had no Consolidated Obligations transferred to other FHLBanks during these periods.

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

For financial statement purposes, the FHLB defines related parties as those members with more than 10 percent of the voting interests of the FHLB capital stock outstanding. Federal statute prescribes the voting rights of members in the election of both Member and Independent directors. For Member directorships, the Finance Agency designates the number of Member directorships in a given year and an eligible voting member may vote only for candidates seeking election in its respective state. For Independent directors, the FHLB's Board of Directors nominates candidates to be placed on the ballot in an at-large election. For both Member and Independent director elections, a member is entitled to vote one share of required capital stock, subject to a statutory limitation, for each applicable directorship. Under this limitation, the total number of votes that a member may cast is limited to the average number of shares of the FHLB's capital stock that were required to be held by all members in that state as of the record date for voting. Nonmember stockholders are not eligible to vote in director elections. Due to these statutory limitations, no member owned more than 10 percent of the voting interests of the FHLB at September 30, 2020 or December 31, 2019.

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

Transactions with Directors' Financial Institutions. In the ordinary course of its business, the FHLB provides products and services to members whose officers or directors serve as directors of the FHLB (Directors' Financial Institutions). Finance Agency regulations require that transactions with Directors' Financial Institutions be made on the same terms as those with any other member. The following table reflects balances with Directors' Financial Institutions for the items indicated below. The FHLB had no MBS or derivatives transactions with Directors' Financial Institutions at September 30, 2020 or December 31, 2019.

Table 17.1 - Transactions with Directors' Financial Institutions (dollars in millions)

	September 30, 2020		December 31, 2019
	Balance	% of Total (1)	Balance	% of Total (1)
Advances	$7,337	27.5%	$3,428	7.3%
MPP	159	1.5	122	1.1
Regulatory capital stock	545	18.5	176	5.2
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

Table 17.2 - Stockholders Holding Five Percent or more of Regulatory Capital Stock (dollars in millions)

	Regulatory Capital Stock		Advance	MPP Unpaid
September 30, 2020	Balance	% of Total	Principal	Principal Balance
U.S. Bank, N.A.	$366	12%	$4,273	$14
JPMorgan Chase Bank, N.A.	317	11	—	—

	Regulatory Capital Stock		Advance	MPP Unpaid
December 31, 2019	Balance	% of Total	Principal	Principal Balance
JPMorgan Chase Bank, N.A.	$675	20%	$4,500	$—
U.S. Bank, N.A.	485	14	13,874	17
Nonmember Affiliates. The FHLB has relationships with three nonmember affiliates, the Kentucky Housing Corporation, the Ohio Housing Finance Agency and the Tennessee Housing Development Agency. The FHLB had no investments in or borrowings to any of these nonmember affiliates at September 30, 2020 or December 31, 2019. The FHLB has executed standby bond purchase agreements with the Ohio Housing Finance Agency whereby the FHLB, for a fee, agrees as a liquidity provider if required, to purchase and hold the authority's bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bond according to a schedule established by the standby agreement. During the first nine months of 2020 and 2019, the FHLB was not required to purchase any bonds under these agreements.

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

We do not undertake any obligation to update any forward-looking statements made in this document.

EXECUTIVE OVERVIEW

The following table presents selected Statement of Condition data, Statement of Income data and financial ratios for the periods indicated.

(Dollars in millions)	September 30, 2020	June 30, 2020	March 30, 2020	December 31, 2019	September 30, 2019
STATEMENT OF CONDITION DATA AT PERIOD END:
Total assets	$74,077	$90,645	$122,510	$93,492	$100,211
Advances	27,101	48,913	80,425	47,370	46,358
Mortgage loans held for portfolio	10,671	11,704	11,923	11,236	10,885
Allowance for credit losses on mortgage loans (1)	—	—	—	1	1
Investments (2)	34,514	29,533	25,665	34,389	42,442
Consolidated Obligations, net:
Discount Notes	26,668	44,324	79,660	49,084	49,553
Bonds	41,432	39,339	34,668	38,440	44,591
Total Consolidated Obligations, net	68,100	83,663	114,328	87,524	94,144
Mandatorily redeemable capital stock	17	19	572	22	26
Capital:
Capital stock - putable	2,935	3,813	4,739	3,367	3,597
Retained earnings	1,282	1,247	1,153	1,094	1,055
Accumulated other comprehensive loss	(12)	(16)	(17)	(16)	(12)
Total capital	4,205	5,044	5,875	4,445	4,640
STATEMENT OF INCOME DATA FOR THE QUARTER:
Net interest income	$93	$149	$82	$99	$87
Non-interest income (loss)	(7)	(15)	31	6	5
Non-interest expense	22	24	24	21	22
Affordable Housing Program assessments	7	11	9	8	7
Net income	$57	$99	$80	$76	$63
FINANCIAL RATIOS FOR THE QUARTER:
Dividend payout ratio (3)	38.4%	21.7%	27.4%	47.7%	71.7%
Weighted average dividend rate (4)	2.00	2.50	2.50	4.00	4.50
Return on average equity	4.70	7.12	6.94	6.64	5.36
Return on average assets	0.26	0.37	0.34	0.34	0.26
Net interest margin (5)	0.43	0.58	0.36	0.44	0.36
Average equity to average assets	5.61	5.22	4.95	5.06	4.86
Regulatory capital ratio (6)	5.72	5.60	5.28	4.79	4.67
Operating expense to average assets (7)	0.079	0.063	0.084	0.071	0.069
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

Recent Developments

Coronavirus Pandemic (COVID-19)
The global outbreak of COVID-19 has impacted communities and businesses worldwide, including those in the Fifth District. The effects of COVID-19 are evolving, and the full impact and duration of the virus are unknown. Despite the uncertainties created by the COVID-19 pandemic, we continued to fulfill our mission of providing robust access to a key source of readily available and competitively priced wholesale funding to member financial institutions and supporting our commitment to affordable housing and community investment, while maintaining strong capital and liquidity positions.

In support of our members, we created a new Advance program that offered Advances at zero percent interest to members between May 1, 2020 and September 30, 2020. These Advances supported COVID-19 related assistance made by all Fifth District members. At September 30, 2020, we had $0.2 billion of these Advances outstanding.

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

We have also remained focused on the health and safety of our employees while maintaining full business operations. Employees are working from home with only a limited number of employees voluntarily working from our downtown Cincinnati location. Although there is no definitive date on when employees will return to the office, we are preparing health and safety policies and procedures to ensure our employees are able to return safely.

At this time, we cannot predict the ultimate impact of COVID-19 on our members, counterparties, vendors, and other third parties we rely upon to conduct our business. However, we continue to monitor the progression of COVID-19 and are committed to assisting members and their communities as impacts related to the pandemic continue to unfold. For additional information on the risks associated with the COVID-19 pandemic, see Part II, Item 1A. "Risk Factors."

Financial Condition

Mission Asset Activity
Mission Assets, which we define as Advances, Letters of Credit, and total MPP are the primary means by which we fulfill our mission with direct connections to members. We regularly monitor our balance sheet concentration of Mission Asset Activity. One measure we use to assess mission achievement is our Primary Mission Asset ratio, which measures the sum of average Advances and mortgage loans as a percentage of average Consolidated Obligations (adjusted for certain high-quality liquid assets, as permitted by regulation). In the first nine months of 2020, the Primary Mission Asset ratio averaged 76 percent, which exceeded the Finance Agency's preferred ratio of 70 percent. In assessing overall mission achievement, we also consider supplemental sources of Mission Asset Activity, the most significant of which is Letters of Credit issued to members.

The following table summarizes our Mission Asset Activity.

	Ending Balances			Average Balances
	September 30,		December 31,	Nine Months Ended September 30,		Year Ended December 31,
(In millions)	2020	2019	2019	2020	2019	2019
Mission Asset Activity:
Advances (principal)	$26,648	$46,186	$47,264	$48,726	$51,353	$47,894
MPP:
Mortgage loans held for portfolio (principal)	10,413	10,637	10,981	11,370	10,371	10,499
Mandatory Delivery Contracts (notional)	145	738	936	406	417	516
Total MPP	10,558	11,375	11,917	11,776	10,788	11,015
Letters of Credit (notional)	23,011	16,090	16,205	18,333	14,878	15,150
Total Mission Asset Activity	$60,217	$73,651	$75,386	$78,835	$77,019	$74,059

The balance of Mission Asset Activity was $60.2 billion at September 30, 2020, a decrease of $15.2 billion (20 percent) from year-end 2019, which was primarily driven by lower Advance balances. Advance principal balances decreased $20.6 billion (44 percent) from year-end 2019 due to the reduction in borrowings from a few large-asset members as these members experienced an inflow of deposits on their balance sheets and increased access to other sources of liquidity in the financial markets. The decrease in the balance of Mission Asset Activity was partially offset by an increase of $6.8 billion (42 percent) in Letters of Credit balances from year-end 2019. The increase in Letters of Credit was due in part to members using Letters of Credit rather than securities to secure increased deposits from municipalities during the pandemic.

Average Advance balances for the nine months ended September 30, 2020 decreased only $2.6 billion compared to the same period of 2019 as Advances spiked across our membership at the end of the first quarter as the financial markets reacted to the pandemic. Most of these Advances matured or prepaid by the end of the third quarter of 2020. Advance balances are often volatile due to members' ability to quickly, normally on the same day, increase or decrease their amount of Advances. We believe providing members flexibility in their funding levels helps support their asset-liability management needs and is a key benefit of membership. At September 30, 2020, 66 percent of members held Mission Asset Activity, which was relatively stable compared to prior periods.

The MPP principal balance fell $0.6 billion (five percent) from year-end 2019. During the first nine months of 2020, we purchased $2.4 billion of mortgage loans, while principal reductions of $3.0 billion reflected the significant increase in mortgage loan refinance activity in 2020.

Based on earnings in the first nine months of 2020, we accrued $27 million for the Affordable Housing Program (AHP) pool of funds to be available to members in 2021. In addition to the required AHP assessment, we provided voluntary sponsorship of three other housing programs. These programs provided funds to cover accessibility and emergency repairs for special needs and elderly homeowners, funds for the replacement or repair of homes damaged or destroyed by natural disasters within the Fifth District, and Advances at zero percent interest for COVID-19 related assistance.

Investments
The balance of investments at September 30, 2020 was $34.5 billion, an increase of $0.1 billion from year-end 2019. At September 30, 2020, investments included $11.2 billion of MBS and $23.3 billion of other investments, which consisted primarily of highly-rated short-term instruments and longer-term U.S. Treasury and GSE obligations held for liquidity. All of our MBS held at September 30, 2020 were issued and guaranteed by Fannie Mae, Freddie Mac or a U.S. agency.

Investments averaged $33.5 billion in the first nine months of 2020, a decrease of $3.5 billion (10 percent) from the average balance during the same period of 2019. The decrease in average investments was driven by lower MBS balances due to an increase in prepayments of MBS as a result of the low interest rate environment. Due to regulatory limitations regarding the purchase of MBS that reference LIBOR, we have not been able to fully replace the MBS that were prepaid. Liquidity investments can vary significantly on a daily basis during times of volatility in Advance balances. We maintained a robust amount of asset liquidity throughout the first nine months of 2020 across a variety of liquidity measures, as discussed in the "Liquidity Risk" section of "Quantitative and Qualitative Disclosures About Risk Management."

Capital
Capital adequacy surpassed all minimum regulatory capital requirements in the first nine months of 2020. The GAAP capital-to-assets ratio at September 30, 2020 was 5.68 percent, while the regulatory capital-to-assets ratio was 5.72 percent. Both ratios exceeded the regulatory required minimum of four percent. Regulatory capital includes mandatorily redeemable capital stock accounted for as a liability under GAAP. GAAP and regulatory capital both decreased $0.2 billion in the first nine months of 2020, primarily due to repurchase of $2.0 billion of excess stock and members' redemption of $0.6 billion of stock in 2020. The repurchase and redemption of capital stock were partially offset by members' purchases of capital stock to support Advance growth at the end of the first quarter. Retained earnings grew in the first nine months of 2020, continuing a trend over the last several years. Retained earnings totaled $1.3 billion at September 30, 2020, an increase of 17 percent from year-end 2019.

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

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
(Dollars in millions)	2020	2019	2020	2019	2019
Net income	$57	$63	$236	$200	$276
Affordable Housing Program assessments	7	7	27	22	31
Return on average equity (ROE)	4.70%	5.36%	6.28%	5.35%	5.65%
Return on average assets	0.26	0.26	0.33	0.27	0.28
Weighted average dividend rate	2.00	4.50	2.30	5.36	5.05
Average short-term interest rates (1)	0.17	2.19	0.63	2.40	2.24
ROE spread to average short-term interest rates	4.53	3.17	5.65	2.95	3.41
Dividend rate spread to average short-term interest rates	1.83	2.31	1.67	2.96	2.81
(1)     Average short-term interest rates consist of 3-month LIBOR and the Federal funds effective rate.

Net income decreased $6 million (eight percent) in the three-month comparison period and increased $36 million (18 percent) in the nine-month comparison period. The low interest rate environment impacted results for the third quarter and first nine months of 2020. The historically low long-term interest rates resulted in a higher volume of mortgage refinance activity, which led to elevated levels of mortgage loan repayments and related premium amortization. Additionally, sharp reductions in short-term interest rates lowered the earnings generated from investing capital. However, net income in the year-to-date period was higher as a result of gains on the sale of certain derivatives during the first quarter of 2020.

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

In September 2020, we paid stockholders a quarterly dividend at a 2.00 percent annualized rate on their capital investment in our company, which is 1.83 percentage points above third quarter average short-term interest rates. The dividend rates in the first three quarters of 2020 were lower compared to those in 2019 due to the uncertainty of the economy, and our intent to grow retained earnings to ensure a stable capital position going forward.

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

							Nine Months Ended September 30,
	Quarter 3 2020		Quarter 2 2020		Quarter 1 2020		2020	2019	Year 2019
	Ending	Average	Ending	Average	Ending	Average	Average	Average	Ending	Average
Federal funds effective	0.09%	0.09%	0.08%	0.06%	0.08%	1.25%	0.47%	2.33%	1.55%	2.16%
Secured Overnight Financing Rate (SOFR)	0.08	0.09	0.10	0.05	0.01	1.25	0.46	2.38	1.55	2.20
3-month LIBOR	0.23	0.25	0.30	0.61	1.45	1.54	0.80	2.46	1.91	2.33
2-year LIBOR	0.22	0.22	0.23	0.32	0.49	1.18	0.57	2.17	1.70	2.03
10-year LIBOR	0.71	0.65	0.64	0.69	0.72	1.34	0.89	2.22	1.90	2.09
2-year U.S. Treasury	0.13	0.14	0.15	0.19	0.25	1.10	0.48	2.10	1.57	1.97
10-year U.S. Treasury	0.69	0.65	0.66	0.68	0.67	1.38	0.90	2.26	1.92	2.14
15-year mortgage current coupon (1)	0.83	0.86	0.98	1.09	1.07	1.86	1.27	2.60	2.28	2.52
30-year mortgage current coupon (1)	1.33	1.32	1.54	1.58	1.63	2.31	1.74	3.03	2.71	2.95
(1)     Simple average of current coupon rates of Fannie Mae and Freddie Mac par MBS indications.

The target overnight Federal funds rate was in the range of zero to 0.25 percent at September 30, 2020, unchanged from the range at June 30, 2020. The low interest rate environment reflects the evolving risks to economic activity from the COVID-19 pandemic.

Average short-term rates were approximately 160 to 190 basis points lower in the first nine months of 2020 compared to the same period of 2019 and average long-term rates decreased by approximately 130 basis points during that same period. The decline in interest rates negatively impacted income in the first nine months of 2020 primarily because of the lower earnings generated from investing capital and the increased mortgage asset prepayments resulting in higher net amortization of premiums on those assets.

Business Outlook and Risk Management

Other than the updates noted below, our major business strategies, outlook for our business, and risk profiles and management have not changed substantially since our 2019 Annual Report on Form 10-K, as updated by our 2020 Quarterly Reports on Form 10-Q. “Quantitative and Qualitative Disclosures About Risk Management” provides details on current risk exposures.

Regulatory and Legislative Risk and Significant Developments
Finance Agency Supervisory Letter - Paycheck Protection Program (PPP) Loans as Collateral for FHLBank Advances: On July 1, 2020, Congress approved an extension of the PPP until August 8, 2020. The April 23, 2020 Supervisory Letter from the Finance Agency allowing FHLBanks to accept PPP loans as collateral remains in effect.

Coronavirus Aid, Relief, and Economic Security (CARES) Act: The following CARES Act provisions have been extended beyond their original expiration date by regulatory action:

▪Additional federal unemployment funds expired July 31, 2020.
▪Statutory eviction freeze for federally-backed properties expired July 25, 2020.
▪Foreclosure moratorium on federally-backed properties and on evictions was extended by the Finance Agency on August 27, 2020 to until “at least” December 31, 2020.

Additional phases of the CARES Act or other COVID-19 pandemic relief legislation may be enacted by Congress or other actions by the President, state governments, and governmental agencies. We continue to monitor these actions and guidance as they evolve and to evaluate the potential impact to the U.S. economy; the impacts to mortgages held or serviced by our members that we accept as collateral; the impacts on our MPP portfolio; and the impacts to our overall business.

LIBOR Transition: We are planning for the replacement of LIBOR given that the LIBOR index is expected to be phased out by no later than the end of 2021 and the Federal Reserve Bank of New York's establishment of SOFR as its recommended alternative to U.S. dollar LIBOR. At September 30, 2020, all $15.6 billion of our adjustable-rate Consolidated Bonds were indexed to SOFR. We also continued offering SOFR-linked Advances and swapping certain instruments to adjustable-rates tied to SOFR and the overnight Federal funds effective rate in 2020. However, the majority of our variable-rate assets still remain indexed to LIBOR. Therefore, we are continuing to plan for the eventual replacement of our LIBOR-indexed instruments away from the LIBOR benchmark interest rate.

Part of our LIBOR transition plan includes our previously implemented fallback language for our LIBOR-indexed Advances and Consolidated Bonds in new and legacy contracts. As for our investments that are tied to LIBOR, we are monitoring market-wide efforts to enhance fallback language for new activity and develop frameworks to address existing transactions.

Additionally, on October 23, 2020, the International Swaps and Derivatives Association, Inc. (ISDA), launched the Supplement to the 2006 ISDA Definitions (Supplement) and the ISDA 2020 Interbank Offered Rate Fallbacks Protocol (Protocol). Both the Supplement and the Protocol will take effect on January 25, 2021. On that date, all legacy bilateral derivatives transactions subject to Protocol-covered agreements (including ISDA agreements) that incorporate certain covered ISDA definitional booklets and reference a covered interbank offered rate, including U.S. dollar LIBOR, will be amended to apply the new ISDA-recommended interbank offered rate fallbacks in the event of the relevant interbank offered rate’s cessation. Both an FHLBank and its relevant counterparty must have adhered to the Protocol in order to effectively amend legacy derivative contracts, otherwise the parties must bilaterally agree to include amended legacy contracts to address LIBOR fallbacks. The Protocol will remain open for adherence after this effective date. As of January 25, 2021, new and future derivative contracts will be subject to the relevant interbank offered rate fallbacks set forth in the Supplement. On October 21, 2020, the Finance Agency issued a Supervisory Letter to the FHLBanks that requires each FHLBank to adhere to the Protocol no later than December 31, 2020, and to the extent necessary, to amend any bilateral agreements regarding the adoption of the Protocol by December 15, 2020. We have adhered to the Protocol and will work with our counterparties, as necessary, to address over-the-counter derivative agreements referencing U.S. dollar LIBOR as a part of our LIBOR transition efforts.

The Finance Agency has also issued directives designed to ensure the FHLBanks will be able to identify and prudently manage the risks associated with the termination of LIBOR in a safe and sound manner. As of June 30, 2020, the FHLBanks were required to cease entering into new LIBOR-based financial instruments that mature after December 31, 2021, except for investments and option embedded products. With respect to investments, the Finance Agency required the FHLBanks, by December 31, 2019, to stop purchasing investments that reference LIBOR and mature after December 31, 2021. These phase-out dates do not apply to collateral accepted by the FHLBanks. As directed by the Finance Agency, the FHLBanks began requiring their members to report levels of LIBOR-linked collateral that mature after December 31, 2021. This will assist the FHLBanks in determining the level of member reliance on these assets to support borrowings, make decisions about their future eligibility and the impact of any incremental haircuts and asset value deterioration on borrowing capacity.

We have Advances, investment securities and derivatives with interest rates indexed to LIBOR. The following table presents LIBOR-indexed Advances, investment securities and derivatives at September 30, 2020.

(In millions)	Maturing in 2020-2021	Maturing after 2021
LIBOR-Indexed Variable Rate Financial Instruments
Advances by redemption term	$2,535	$3,311
MBS by contractual maturity (1)	142	6,737
Total principal amount	$2,677	$10,048
Derivatives, notional amount by termination date	$5,315	$7,438
(1)MBS are presented by contractual maturity; however, their expected maturities will likely differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

The market transition away from LIBOR towards SOFR is gradual and complicated, including the development of term structures and credit adjustments to accommodate differences between LIBOR and SOFR. As such, we are not currently able to predict the ultimate impact of such a transition on our business, financial condition, and results of operations.

ANALYSIS OF FINANCIAL CONDITION

Credit Services

Credit Activity and Advance Composition
The table below shows trends in Advance balances by major programs and in the notional amount of Letters of Credit.

(Dollars in millions)	September 30, 2020		June 30, 2020		March 31, 2020		December 31, 2019
	Balance	Percent(1)	Balance	Percent(1)	Balance	Percent(1)	Balance	Percent(1)
Adjustable/Variable-Rate Indexed:
LIBOR	$5,846	22%	$21,071	44%	$28,889	36%	$10,430	22%
SOFR	116	—	116	—	2,000	3	500	1
Other	123	1	83	—	247	—	221	1
Total	6,085	23	21,270	44	31,136	39	11,151	24
Fixed-Rate:
Repurchase based (REPO)	3,896	15	8,978	18	28,058	35	19,386	41
Regular Fixed-Rate	10,207	38	11,445	24	14,452	18	11,476	24
Putable (2)	3,107	12	3,164	6	3,164	4	1,444	3
Amortizing/Mortgage Matched	2,195	8	2,309	5	2,439	3	2,358	5
Other	1,158	4	1,241	3	680	1	1,449	3
Total	20,563	77	27,137	56	48,793	61	36,113	76
Total Advances Principal	$26,648	100%	$48,407	100%	$79,929	100%	$47,264	100%

Letters of Credit (notional)	$23,011		$22,381		$15,785		$16,205
(1)As a percentage of total Advances principal.
(2)Excludes Putable Advances where the related put options have expired or where the Advance is indexed to a variable-rate. These Advances are classified based on their current terms.

Advance balances at September 30, 2020 decreased 44 percent compared to year-end 2019. Advances spiked across our membership at the end of the first quarter as the financial markets reacted to the COVID-19 pandemic, and members turned to us for liquidity, primarily in the form of LIBOR and REPO Advances. Most of these Advances matured or prepaid by the end of the third quarter of 2020. Additionally, Advance balances decreased further in the third quarter of 2020 as a few large-asset members reduced their borrowings. The reduction in borrowings was primarily driven by these members experiencing an inflow of deposits on their balance sheets, while also having access to other liquidity sources as a result of certain government actions related to the pandemic.

Advance Usage
In addition to analyzing Advance balances by dollar trends, we monitor the degree to which members use Advances to fund their balance sheets. The following table shows the unweighted, average ratio of each member's Advance balance to its most-recently available figures for total assets.

	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019
Average Advances-to-assets for members
Assets less than $1.0 billion (517 members)	2.22%	2.48%	2.73%	2.55%
Assets over $1.0 billion (112 members)	2.47	2.85	3.92	3.31
All members	2.26	2.54	2.91	2.67

The following tables present principal balances for the five members with the largest Advance borrowings.

(Dollars in millions)
September 30, 2020			December 31, 2019
Name	Principal Amount of Advances	Percent of Total Principal Amount of Advances	Name	Principal Amount of Advances	Percent of Total Principal Amount of Advances
U.S. Bank, N.A.	$4,273	16%	U.S. Bank, N.A.	$13,874	29%
Third Federal Savings and Loan Association	3,520	13	JPMorgan Chase Bank, N.A.	4,500	10
Nationwide Life Insurance Company	2,160	8	Third Federal Savings and Loan Association	3,883	8
Protective Life Insurance Company	1,750	7	First Horizon Bank	2,200	5
Western-Southern Life Assurance Co.	1,388	5	Pinnacle Bank	2,063	4
Total of Top 5	$13,091	49%	Total of Top 5	$26,520	56%

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

Mortgage Loans Held for Portfolio (Mortgage Purchase Program, or MPP)

The table below shows principal purchases and reductions of loans in the MPP for the first nine months of 2020.

(In millions)	MPP Principal
Balance at December 31, 2019	$10,981
Principal purchases	2,375
Principal reductions	(2,943)
Balance at September 30, 2020	$10,413

Although there were 81 active members participating in the MPP during the nine months ended September 30, 2020, approximately 50 percent of the principal purchases in the first nine months of 2020 resulted from activity of our five largest sellers. All loans acquired in the first nine months of 2020 were conventional loans.

We closely track the refinancing incentives of our mortgage assets (including loans in the MPP and MBS) because the option for homeowners to change their principal payments normally represents the largest portion of our market risk exposure and can affect MPP balances. MPP principal paydowns increased in the first nine months of 2020 to a 27 percent annual constant prepayment rate, compared to the 14 percent rate for all of 2019, driven by reductions in mortgage rates. We expect to see a higher rate of prepayments for the remainder of the year unless mortgage rates rise. MPP yields on purchases in the first nine months of 2020, after consideration of funding and hedging costs, continued to offer favorable returns. However, MPP yields on existing portfolio balances, net of funding and hedging costs, have declined and are expected to continue to do so with the increased prepayment speeds noted above. The metrics of portfolio return relative to their market and credit risks continue to indicate that the MPP has generated, and can be expected to continue to generate, a profitable long-term, risk-adjusted return.

Investments

The table below presents the ending and average balances of our investment portfolio.

	Nine Months Ended		Year Ended
(In millions)	September 30, 2020		December 31, 2019
	Ending Balance	Average Balance	Ending Balance	Average Balance
Liquidity investments	$23,274	$20,714	$20,924	$22,525
MBS	11,240	12,288	13,465	15,029
Other investments (1)	—	472	—	232
Total investments	$34,514	$33,474	$34,389	$37,786
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

The balance of liquidity investments was higher at September 30, 2020 compared to year-end 2019 primarily due to the prepayment and maturity of Advances, especially in the third quarter of 2020. The average balance of liquidity investments for the nine months ended September 30, 2020 was near the average balance for all of 2019 as we continued to hold U.S. Treasury obligations to help meet regulatory liquidity requirements. Under the regulatory requirements, liquidity includes certain high-quality liquid assets, which are defined as U.S. Treasury obligations with remaining maturities of 10 years or less held as trading securities or available-for-sale securities.

Our overarching strategy for balances of MBS is to keep holdings as close as possible to the regulatory maximum, subject to the availability of securities that we believe provide acceptable risk/return tradeoffs. Finance Agency regulations prohibit us from purchasing MBS if our investment in these securities exceeds three times regulatory capital on the day we intend to purchase the securities. The ratio of MBS to regulatory capital was 2.65 at September 30, 2020. The MBS ratio was lower than normal primarily due to the decline in MBS balances given paydowns in the low interest rate environment and the regulatory limitations regarding the purchase of investments that reference LIBOR.

The balance of MBS at September 30, 2020 consisted of $10.0 billion of securities issued by Fannie Mae or Freddie Mac (of which $6.7 billion were floating-rate securities), $0.1 billion of floating-rate securities issued by the National Credit Union Administration (NCUA), and $1.1 billion of securities issued by Ginnie Mae (which are primarily fixed rate).
The table below shows principal purchases and paydowns of our MBS for the first nine months of 2020.

(In millions)	MBS Principal
Balance at December 31, 2019	$13,447
Principal purchases	149
Principal paydowns	(2,368)
Balance at September 30, 2020	$11,228

MBS principal paydowns in the first nine months of 2020 equated to a 22 percent annual constant prepayment rate, up from the 20 percent rate experienced in 2019. The higher prepayment rate experienced in the first nine months of 2020 is a result of the historically low mortgage rate environment.

Consolidated Obligations

We fund variable-rate assets with Discount Notes (a portion of which may be swapped), adjustable-rate Bonds, and swapped fixed-rate Bonds because they give us the ability to effectively match the underlying rate reset periods embedded in these assets. The balances and composition of our Consolidated Obligations tend to fluctuate with changes in the balances and composition of our assets. In addition, changes in the amount and composition of our funding may be necessary from time to time to meet the days positive liquidity and asset/liability maturity funding gap requirements under the regulatory liquidity guidance discussed in the "Liquidity Risk" section of "Quantitative and Qualitative Disclosures About Risk Management."

The table below presents the ending and average balances of our participations in Consolidated Obligations.

	Nine Months Ended		Year Ended
(In millions)	September 30, 2020		December 31, 2019
	Ending Balance	Average Balance	Ending Balance	Average Balance
Discount Notes:
Unswapped	$26,675	$44,628	$36,776	$39,286
Swapped	—	5,133	12,401	5,291
Total par Discount Notes	26,675	49,761	49,177	44,577
Other items (1)	(7)	(48)	(93)	(95)
Total Discount Notes	26,668	49,713	49,084	44,482
Bonds:
Unswapped fixed-rate	23,234	21,322	22,420	24,423
Unswapped adjustable-rate (2)	15,603	13,366	11,012	16,132
Swapped fixed-rate	2,541	3,940	4,949	5,310
Total par Bonds	41,378	38,628	38,381	45,865
Other items (1)	54	74	59	44
Total Bonds	41,432	38,702	38,440	45,909
Total Consolidated Obligations (3)	$68,100	$88,415	$87,524	$90,391
(1)Includes unamortized premiums/discounts, fair value option valuation adjustments, hedging and other basis adjustments.
(2)Unswapped adjustable-rate Bonds are indexed to either LIBOR or SOFR. At September 30, 2020, 100 percent were indexed to SOFR. At December 31, 2019, 1 percent were indexed to LIBOR and 99 percent were indexed to SOFR.
(3)The 11 FHLBanks have joint and several liability for the par amount of all of the Consolidated Obligations issued on their behalves. The par amount of the outstanding Consolidated Obligations for all of the FHLBanks was (in millions) $819,863 and $1,025,895 at September 30, 2020 and December 31, 2019, respectively.

The average balance of Discount Notes was higher in the first nine months of 2020 compared to the average for all of 2019 due to the growth in short-term and variable-rate Advances across our membership at the end of the first quarter of 2020 as the financial markets reacted to the COVID-19 pandemic. However, the ending balance of Discount Notes was significantly lower at September 30, 2020 compared to year-end 2019 due to the reduction in short-term and variable-rate Advances in the second and third quarters of 2020. The decrease in swapped Discount Notes at September 30, 2020 was driven by our preference to use unswapped Discount Notes and unswapped adjustable-rate Bonds in the current market environment.

The average balance of unswapped fixed-rate Bonds, which typically have initial maturities greater than one year, declined in the first nine months of 2020 compared to the average balance in 2019 due to terminating higher coupon fixed-rate Bonds with embedded options as interest rates fell.

Deposits

Total deposits with us are normally a relatively minor source of low-cost funding. Total interest-bearing deposits at September 30, 2020 were $1.2 billion, an increase of $0.3 billion from year-end 2019.

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

	Nine Months Ended		Year Ended
(In millions)	September 30, 2020		December 31, 2019
	Period End	Average	Period End	Average
GAAP and Regulatory Capital
GAAP Capital Stock	$2,935	$3,837	$3,367	$3,827
Mandatorily Redeemable Capital Stock	17	68	22	25
Regulatory Capital Stock	2,952	3,905	3,389	3,852
Retained Earnings	1,282	1,207	1,094	1,069
Regulatory Capital	$4,234	$5,112	$4,483	$4,921

	Nine Months Ended		Year Ended
	September 30, 2020		December 31, 2019
	Period End	Average	Period End	Average
GAAP and Regulatory Capital-to-Assets Ratio
GAAP	5.68%	5.25%	4.75%	5.04%
Regulatory (1)	5.72	5.34	4.79	5.08
(1)    At all times, the FHLBanks must maintain at least a four percent minimum regulatory capital-to-assets ratio.

See the "Capital Adequacy" section in “Quantitative and Qualitative Disclosures About Risk Management” for discussion of our retained earnings.

A portion of our capital stock is excess, meaning it is not required as a condition to being a member and is not currently capitalizing Mission Asset Activity. Excess capital stock provides a base of capital to manage financial leverage at prudent levels, augments loss protections for bondholders, and may be used to capitalize a portion of growth in Mission Assets. At September 30, 2020, the amount of excess stock, as defined by our Capital Plan, was $413 million, an increase of $376 million from year-end 2019. The balance of excess stock grew as many Advances matured or prepaid in the second and third quarters. The decrease in GAAP and regulatory capital balances was primarily due to our repurchase of $2.0 billion of excess capital stock and members' redemption of $0.6 billion of stock in 2020. The repurchase and redemption of capital stock were partially offset by members' purchases of capital stock to support Advance growth at the end of the first quarter.

Membership and Stockholders

In the first nine months of 2020, we added six new member stockholders and lost 17 member stockholders, ending the quarter at 629 member stockholders. The decline in membership during the first nine months of 2020 was primarily attributable to intra-district merger activity.

RESULTS OF OPERATIONS

Components of Earnings and Return on Equity

The following table is a summary income statement for the three and nine months ended September 30, 2020 and 2019. Each ROE percentage is computed by dividing income or expense for the category by the average amount of stockholders' equity for the period.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2020		2019		2020		2019
	Amount	ROE (1)	Amount	ROE (1)	Amount	ROE (1)	Amount	ROE (1)
Net interest income	$93	7.63%	$87	7.46%	$325	8.63%	$307	8.21%
Non-interest income (loss):
Net gains (losses) on investment securities	(42)	(3.45)	70	6.00	320	8.49	264	7.05
Net gains (losses) on derivatives and hedging activities	20	1.61	(60)	(5.15)	(308)	(8.19)	(238)	(6.37)
Net gains (losses) on financial instruments held under fair value option	11	0.87	(8)	(0.74)	(15)	(0.38)	(51)	(1.35)
Other non-interest income, net	4	0.35	3	0.26	11	0.29	8	0.22
Total non-interest income (loss)	(7)	(0.62)	5	0.37	8	0.21	(17)	(0.45)
Total income	86	7.01	92	7.83	333	8.84	290	7.76
Non-interest expense	22	1.79	22	1.87	70	1.86	68	1.81
Affordable Housing Program assessments	7	0.52	7	0.60	27	0.70	22	0.60
Net income	$57	4.70%	$63	5.36%	$236	6.28%	$200	5.35%
(1)The ROE amounts have been computed using dollars in thousands. Accordingly, recalculations based upon the disclosed amounts in millions may produce nominally different results.

Details on the individual factors contributing to the level and changes in profitability are explained in the sections below.

Net Interest Income
Components of Net Interest Income
The following table shows selected components of net interest income.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2020		2019		2020		2019
	Amount	% of Earning Assets	Amount	% of Earning Assets	Amount	% of Earning Assets	Amount	% of Earning Assets
Components of net interest rate spread:
Net (amortization)/accretion (1) (2)	$(33)	(0.15)%	$(12)	(0.05)%	$(82)	(0.12)%	$(23)	(0.03)%
Prepayment fees on Advances, net (2)	7	0.04	1	—	25	0.04	1	—
Other components of net interest rate spread	107	0.50	70	0.30	345	0.49	236	0.32
Total net interest rate spread	81	0.39	59	0.25	288	0.41	214	0.29
Earnings from funding assets with interest-free capital	12	0.04	28	0.11	37	0.05	93	0.12
Total net interest income/net interest margin (3)	$93	0.43%	$87	0.36%	$325	0.46%	$307	0.41%
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

Net Amortization/Accretion (generally referred to as "amortization"): While net amortization has been moderate over the past few years, it can become substantial and volatile. When mortgage rates decrease, premium amortization of mortgage assets generally increases, which reduces net interest income. Amortization in the three and nine months ended September 30, 2020 increased significantly compared to the same periods in 2019 primarily due to a decline in mortgage rates, which led to accelerated prepayments of mortgage assets in the first nine months of 2020. We expect the trend of faster prepayments to continue throughout 2020 unless mortgage rates rise 0.50 percent or more.

Prepayment Fees on Advances: Fees for members' early repayment of certain Advances, which are included in net interest income, are designed to make us economically indifferent to whether members hold Advances to maturity or repay them before maturity. Although Advance prepayment fees have been minimal in recent years, they grew in the three and nine months ended September 30, 2020. The growth in Advance prepayment fees was due to a higher amount of member prepayments of Advances as interest rates declined and due to the U.S. government's actions to provide liquidity to support the economy.

Other Components of Net Interest Rate Spread: The total other components of net interest rate spread increased $37 million and $109 million in the three- and nine-months comparison periods, respectively. The net increases were primarily due to the factors below.

Nine-Months Comparison
▪Higher spreads on liquidity investment balances-Favorable: Higher spreads on liquidity investments improved net interest income by an estimated $131 million as the rates on the debt funding these investments declined. However, the increase in net interest income was substantially offset by lower non-interest income (loss) primarily due to an increase of $105 million in the net interest settlements being paid on related derivatives not receiving hedge accounting.

▪Growth in average MPP balances-Favorable: The $1.0 billion increase in the average balance of mortgage loans held for portfolio improved net interest income by an estimated $7 million.

▪Lower average balances of mortgage-backed securities-Unfavorable: The $3.2 billion decrease in the average balance of mortgage-backed securities lowered net interest income by an estimated $11 million.

▪Unrealized losses on designated fair value hedges-Unfavorable: Net unrealized losses on hedged items and derivatives in qualifying fair value hedge relationships lowered net interest income by $7 million.

▪Lower average Advance balances-Unfavorable: The $2.3 billion decrease in the average balance of Advances lowered net interest income by an estimated $6 million.
▪Lower spreads on Advances-Unfavorable: Lower spreads earned on Advances decreased net interest income by an estimated $4 million. However, the lower net interest spreads were more than offset by a decrease of $38 million in net interest payments on related derivatives not receiving hedge accounting, which was reflected in non-interest income (loss).

Three-Months Comparison
Except for the higher unrealized losses on fair value hedges, the same factors generally affected the other components of net interest rate spread as in the nine-months comparison and by approximately the same relative magnitude.

Earnings from Capital: Earnings from capital decreased $16 million and $56 million in the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019 primarily due to average short-term rates declining more than 180 basis points as the Federal Reserve responded to the evolving risks to economic activity from the COVID-19 pandemic.

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

(Dollars in millions)	Three Months Ended			Three Months Ended
	September 30, 2020			September 30, 2019
	Average Balance	Interest	Average Rate (1)	Average Balance	Interest	Average Rate (1)
Assets:
Advances	$41,730	$71	0.68%	$44,153	$268	2.41%
Mortgage loans held for portfolio (2)	11,218	62	2.21	10,749	83	3.08
Federal funds sold and securities purchased under resale agreements	7,947	2	0.09	13,369	76	2.24
Interest-bearing deposits in banks (3) (4) (5)	1,316	—	0.13	1,178	6	2.12
MBS (4)	11,608	37	1.25	14,908	95	2.52
Other investments (4)	12,199	67	2.17	10,546	63	2.36
Loans to other FHLBanks	—	—	—	—	—	—
Total interest-earning assets	86,018	239	1.11	94,903	591	2.47
Less: allowance for credit losses on mortgage loans	—			1
Other assets	527			520
Total assets	$86,545			$95,422
Liabilities and Capital:
Term deposits	$103	—	0.46	$39	—	2.47
Other interest bearing deposits (5)	1,253	—	0.02	829	4	1.96
Discount Notes	36,502	26	0.29	43,332	239	2.18
Unswapped fixed-rate Bonds	23,420	102	1.73	23,952	138	2.29
Unswapped adjustable-rate Bonds	16,543	8	0.18	15,149	90	2.35
Swapped Bonds	2,762	10	1.51	6,565	33	1.97
Mandatorily redeemable capital stock	19	—	(1.59)	27	—	3.75
Other borrowings	1	—	—	—	—	2.19
Total interest-bearing liabilities	80,603	146	0.72	89,893	504	2.22
Non-interest bearing deposits	—			9
Other liabilities	1,089			881
Total capital	4,853			4,639
Total liabilities and capital	$86,545			$95,422

Net interest rate spread			0.39%			0.25%
Net interest income and net interest margin (6)		$93	0.43%		$87	0.36%
Average interest-earning assets to interest-bearing liabilities			106.72%			105.57%
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
(6)Net interest margin is net interest income as a percentage of average total interest-earning assets.

(Dollars in millions)	Nine Months Ended			Nine Months Ended
	September 30, 2020			September 30, 2019
	Average Balance	Interest	Average Rate (1)	Average Balance	Interest	Average Rate (1)
Assets:
Advances	$49,131	$420	1.14%	$51,397	$992	2.58%
Mortgage loans held for portfolio (2)	11,648	226	2.59	10,607	258	3.25
Federal funds sold and securities purchased under resale agreements	7,573	41	0.73	13,404	240	2.39
Interest-bearing deposits in banks (3) (4) (5)	1,525	8	0.64	1,560	29	2.47
MBS (4)	12,288	153	1.66	15,451	304	2.64
Other investments (4)	12,088	203	2.25	6,597	115	2.33
Loans to other FHLBanks	7	—	1.22	4	—	2.43
Total interest-earning assets	94,260	1,051	1.49	99,020	1,938	2.62
Less: allowance for credit losses on mortgage loans	—			1
Other assets	1,513			423
Total assets	$95,773			$99,442
Liabilities and Capital:
Term deposits	$62	—	0.87	$53	1	2.44
Other interest bearing deposits (5)	1,186	3	0.33	701	11	2.11
Discount Notes	49,713	286	0.77	45,012	795	2.36
Unswapped fixed-rate Bonds	21,355	340	2.13	25,140	427	2.27
Unswapped adjustable-rate Bonds	13,366	48	0.47	16,899	309	2.45
Swapped Bonds	3,981	48	1.61	5,828	87	2.00
Mandatorily redeemable capital stock	68	1	1.93	25	1	4.86
Other borrowings	—	—	—	—	—	2.14
Total interest-bearing liabilities	89,731	726	1.08	93,658	1,631	2.33
Non-interest bearing deposits	3			9
Other liabilities	1,010			772
Total capital	5,029			5,003
Total liabilities and capital	$95,773			$99,442

Net interest rate spread			0.41%			0.29%
Net interest income and net interest margin (6)		$325	0.46%		$307	0.41%
Average interest-earning assets to interest-bearing liabilities			105.05%			105.73%
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

Rates on all of our interest-bearing assets and liabilities decreased in the three and nine months ended September 30, 2020 compared to the same periods in 2019 due to the decline in interest rates. Average rates on short-term assets and liabilities declined more notably as they repriced quicker to lower rates.

Volume/Rate Analysis
Changes in both average balances (volume) and interest rates influence changes in net interest income, as shown in the following table.

(In millions)	Three Months Ended September 30, 2020 over 2019			Nine Months Ended September 30, 2020 over 2019
	Volume (1)(3)	Rate (2)(3)	Total	Volume (1)(3)	Rate (2)(3)	Total
Increase (decrease) in interest income
Advances	$(14)	$(183)	$(197)	$(42)	$(530)	$(572)
Mortgage loans held for portfolio	3	(24)	(21)	24	(56)	(32)
Federal funds sold and securities purchased under resale agreements	(22)	(52)	(74)	(77)	(122)	(199)
Interest-bearing deposits in banks	1	(7)	(6)	—	(21)	(21)
MBS	(18)	(40)	(58)	(54)	(97)	(151)
Other investments	9	(5)	4	92	(4)	88
Loans to other FHLBanks	—	—	—	—	—	—
Total	(41)	(311)	(352)	(57)	(830)	(887)
Increase (decrease) in interest expense
Term deposits	—	—	—	—	(1)	(1)
Other interest-bearing deposits	1	(5)	(4)	5	(13)	(8)
Discount Notes	(33)	(180)	(213)	75	(584)	(509)
Unswapped fixed-rate Bonds	(3)	(33)	(36)	(62)	(25)	(87)
Unswapped adjustable-rate Bonds	8	(90)	(82)	(53)	(208)	(261)
Swapped Bonds	(16)	(7)	(23)	(24)	(15)	(39)
Mandatorily redeemable capital stock	—	—	—	1	(1)	—
Other borrowings	—	—	—	—	—	—
Total	(43)	(315)	(358)	(58)	(847)	(905)
Increase (decrease) in net interest income	$2	$4	$6	$1	$17	$18
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

Effect of the Use of Derivatives on Net Interest Income
The following table shows the impact on net interest income from the effect of derivatives and hedging activities. As noted above, gains (losses) on hedged items and derivatives in qualifying fair value hedge relationships are recorded in interest income or expense. In addition, for derivatives designated as a fair value hedge, the net interest settlements of interest receivables or payables related to such derivatives are recognized as adjustments to the interest income or expense of the designated hedged item. As such, all the effects on earnings of derivatives qualifying for fair value hedge accounting are reflected in net interest income. The effect on earnings from derivatives not receiving fair value hedge accounting is provided in the “Non-Interest Income (Loss)” section below.

(In millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Advances:
Gains (losses) on designated fair value hedges	$(2)	$(4)	$(14)	$(7)
Net interest settlements included in net interest income	(34)	8	(55)	34
Investment securities:
Net interest settlements included in net interest income	(1)	—	(2)	—
Mortgage loans:
Amortization of derivative fair value adjustments in net interest income	(4)	(1)	(8)	(2)
Consolidated Obligation Bonds:
Net interest settlements included in net interest income	—	1	1	1
Increase (decrease) to net interest income	$(41)	$4	$(78)	$26

Most of our use of derivatives is to synthetically convert the fixed interest rates on certain Advances, investments and Consolidated Obligations to adjustable rates tied to an eligible benchmark rate (e.g., LIBOR, the Federal funds effective rate, or SOFR). The negative net effect of derivatives on net interest income in the 2020 periods was primarily due to lower short-term benchmark interest rates in the three and nine months ended September 30, 2020 compared to the same periods in 2019, which resulted in net interest settlements being paid, rather than received, on certain Advances where the fixed interest rates were converted to adjustable-coupon rates. The fluctuation in earnings from the use of derivatives was acceptable because it enabled us to lower market risk exposure by matching actual cash flows between assets and liabilities more closely than would otherwise occur.

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

(In millions)	Advances	Investment Securities	Mortgage Loans	Bonds	Discount Notes	Balance Sheet (1)	Other	Total
Three Months Ended September 30, 2020
Net effect of derivatives and hedging activities
Gains (losses) on derivatives not receiving hedge accounting	$2	$67	$3	$(7)	$(1)	$—	$—	$64
Net interest settlements on derivatives not receiving hedge accounting	—	(53)	—	8	1	—	—	(44)
Price alignment amount	—	—	—	—	—	—	—	—
Net gains (losses) on derivatives and hedging activities	2	14	3	1	—	—	—	20
Gains (losses) on trading securities (2)	—	(42)	—	—	—	—	—	(42)
Gains (losses) on financial instruments held under fair value option (3)	1	—	—	9	1	—	—	11
Total net effect on non-interest income	$3	$(28)	$3	$10	$1	$—	$—	$(11)

Three Months Ended September 30, 2019
Net effect of derivatives and hedging activities
Gains (losses) on derivatives not receiving hedge accounting	$(1)	$(84)	$—	$7	$1	$19	$—	$(58)
Net interest settlements on derivatives not receiving hedge accounting	—	3	—	(6)	(1)	—	—	(4)
Price alignment amount	—	—	—	—	—	—	2	2
Net gains (losses) on derivatives and hedging activities	(1)	(81)	—	1	—	19	2	(60)
Gains (losses) on trading securities (2)	—	70	—	—	—	—	—	70
Gains (losses) on financial instruments held under fair value option (3)	—	—	—	(6)	(2)	—	—	(8)
Total net effect on non-interest income	$(1)	$(11)	$—	$(5)	$(2)	$19	$2	$2

(In millions)	Advances	Investment Securities	Mortgage Loans	Bonds	Discount Notes	Balance Sheet (1)	Other	Total
Nine Months Ended September 30, 2020
Net effect of derivatives and hedging activities
Gains (losses) on derivatives not receiving hedge accounting	$(6)	$(321)	$(12)	$21	$—	$91	$—	$(227)
Net interest settlements on derivatives not receiving hedge accounting	—	(120)	—	16	22	—	—	(82)
Price alignment amount	—	—	—	—	—	—	1	1
Net gains (losses) on derivatives and hedging activities	(6)	(441)	(12)	37	22	91	1	(308)
Gains (losses) on trading securities (2)	—	320	—	—	—	—	—	320
Gains (losses) on financial instruments held under fair value option (3)	1	—	—	(16)	—	—	—	(15)
Total net effect on non-interest income	$(5)	$(121)	$(12)	$21	$22	$91	$1	$(3)

Nine Months Ended September 30, 2019
Net effect of derivatives and hedging activities
Gains (losses) on derivatives not receiving hedge accounting	$(3)	$(284)	$3	$54	$1	$4	$—	$(225)
Net interest settlements on derivatives not receiving hedge accounting	1	8	—	(23)	(1)	—	—	(15)
Price alignment amount	—	—	—	—	—	—	2	2
Net gains (losses) on derivatives and hedging activities	(2)	(276)	3	31	—	4	2	(238)
Gains (losses) on trading securities (2)	—	264	—	—	—	—	—	264
Gains (losses) on financial instruments held under fair value option (3)	—	—	—	(49)	(2)	—	—	(51)
Total net effect on non-interest income	$(2)	$(12)	$3	$(18)	$(2)	$4	$2	$(25)

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

At September 30, 2020, we held $11.3 billion of fixed-rate U.S. Treasury and GSE obligations and swapped them to a variable rate. These investments are classified as trading securities and are recorded at fair value, with changes in fair value reported in non-interest income (loss). There are a number of factors that affect the fair value of these securities, including changes in interest rates, the passage of time, and volatility. By hedging these trading securities, the gains or losses on these securities will generally be offset by the changes in fair value of the associated interest rate swaps.

Non-Interest Expense

The following table presents non-interest expense and related financial ratios.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2020	2019	2020	2019
Non-interest expense
Compensation and benefits	$12	$11	$38	$35
Other operating expense	5	6	16	17
Finance Agency	2	2	5	5
Office of Finance	1	1	4	4
Other	2	2	7	7
Total non-interest expense	$22	$22	$70	$68
Average total assets	$86,545	$95,422	$95,773	$99,442
Average regulatory capital	4,887	4,678	5,112	5,040
Total non-interest expense to average total assets (1)	0.10%	0.09%	0.10%	0.09%
Total non-interest expense to average regulatory capital (1)	1.78	1.85	1.83	1.79
(1)Amounts used to calculate percentages are based on dollars in thousands. Accordingly, recalculations based upon the disclosed amounts in millions may not produce the same results.
Total non-interest expenses have remained stable with only slight increases over the past several years as seen in the three and nine months ended September 30, 2020 compared to the same periods in 2019. We have managed our operating costs in times of increased Mission Asset Activity, so that we can continue to generate competitive profitability in times of reduced business activity.

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

(Dollars in millions)	Traditional Member Finance	MPP	Total
Three Months Ended September 30, 2020
Net interest income	$92	$1	$93
Net income	$56	$1	$57
Average assets	$75,289	$11,256	$86,545
Assumed average capital allocation	$4,224	$629	$4,853
Return on average assets (1)	0.30%	0.04%	0.26%
Return on average equity (1)	5.29%	0.75%	4.70%
Three Months Ended September 30, 2019
Net interest income	$65	$22	$87
Net income	$34	$29	$63
Average assets	$82,494	$12,928	$95,422
Assumed average capital allocation	$4,011	$628	$4,639
Return on average assets (1)	0.16%	0.88%	0.26%
Return on average equity (1)	3.36%	18.16%	5.36%

(Dollars in millions)	Traditional Member Finance	MPP	Total
Nine Months Ended September 30, 2020
Net interest income	$296	$29	$325
Net income	$173	$63	$236
Average assets	$84,011	$11,762	$95,773
Assumed average capital allocation	$4,411	$618	$5,029
Return on average assets (1)	0.28%	0.71%	0.33%
Return on average equity (1)	5.26%	13.60%	6.28%
Nine Months Ended September 30, 2019
Net interest income	$226	$81	$307
Net income	$130	$70	$200
Average assets	$86,200	$13,242	$99,442
Assumed average capital allocation	$4,337	$666	$5,003
Return on average assets (1)	0.20%	0.71%	0.27%
Return on average equity (1)	4.01%	14.05%	5.35%
(1)Amounts used to calculate returns are based on numbers in thousands. Accordingly, recalculations based upon the disclosed amounts in millions may not produce the same results.

Traditional Member Finance Segment
Net interest income increased in the three- and nine-months comparison periods primarily due to higher spreads earned on liquidity investments as well as an increase in prepayment fees on Advances. Much of the higher spreads earned on liquidity investments was offset by earnings reductions recognized in non-interest income from an increase in net interest payments on related derivatives not receiving hedge accounting. The favorable factors noted were primarily offset by lower earnings from funding assets with interest-free capital and the decline in average MBS balances.

MPP Segment
Net income decreased in both the three- and nine-months comparison periods due to higher net amortization and lower earnings generated from investing capital driven by the low interest rate environment. We expect the trend of higher net amortization to continue throughout 2020 unless mortgage rates rise. The negative factors were partially offset in the first nine months of 2020 by the sale of certain swaptions as rates fell to historically low levels in the first quarter of 2020. In addition, net income decreased in the three-months comparison period due to lower net gains on derivatives and hedging activities.

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

Market Value of Equity

(Dollars in millions)	Down 300	Down 200	Down 100	Flat Rates	Up 100	Up 200	Up 300
Average Results
2020 Year-to-Date
Market Value of Equity	$4,792	$4,792	$4,791	$4,878	$4,999	$4,892	$4,745
% Change from Flat Case	(1.8)%	(1.8)%	(1.8)%	—	2.5%	0.3%	(2.7)%
2019 Full Year
Market Value of Equity	$4,545	$4,580	$4,652	$4,729	$4,674	$4,586	$4,528
% Change from Flat Case	(3.9)%	(3.1)%	(1.6)%	—	(1.1)%	(3.0)%	(4.3)%
Month-End Results
September 30, 2020
Market Value of Equity	$3,979	$3,979	$3,993	$4,056	$4,154	$4,041	$3,905
% Change from Flat Case	(1.9)%	(1.9)%	(1.6)%	—	2.4%	(0.4)%	(3.7)%
December 31, 2019
Market Value of Equity	$4,257	$4,262	$4,236	$4,372	$4,313	$4,213	$4,144
% Change from Flat Case	(2.6)%	(2.5)%	(3.1)%	—	(1.3)%	(3.6)%	(5.2)%
Duration of Equity

(In years)	Down 300	Down 200	Down 100	Flat Rates	Up 100	Up 200	Up 300
Average Results
2020 Year-to-Date	—	—	(0.8)	(2.9)	0.5	3.2	1.9
2019 Full Year	(0.8)	(1.4)	(1.7)	(0.8)	1.7	1.4	1.1
Month-End Results
September 30, 2020	—	—	(1.4)	(2.4)	1.5	3.5	2.5
December 31, 2019	(0.1)	0.6	(2.1)	(1.2)	2.0	1.7	1.4

The overall market risk exposure to changing interest rates was within policy limits during the periods presented. At September 30, 2020, exposure to falling interest rates in the down shock scenarios was muted as some rates become floored at near zero rate levels. Exposure to moderate rising rate shocks decreased due to the reduction in all market rates that occurred during the first quarter of 2020. The duration of equity provides an estimate of the change in market value of equity for a 1.00 percentage point further change in interest rates from the rate shock level.

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

Market Risk Exposure of the Mortgage Assets Portfolio
The mortgage assets portfolio normally accounts for almost all market risk exposure because of prepayment volatility that we cannot completely hedge while maintaining sufficient net spreads. Sensitivities of the market value of equity allocated to the mortgage assets portfolio under interest rate shocks (in basis points) are shown below. The average mortgage assets portfolio had an assumed capital allocation of $1.3 billion in the first nine months of 2020 based on the entire balance sheet's average regulatory capital-to-assets ratio. Average results shown in the table below are compiled using data for each month end. The market value sensitivities are one measure we use to analyze the portfolio's estimated market risk exposure.

% Change in Market Value of Equity-Mortgage Assets Portfolio

	Down 300	Down 200	Down 100	Flat Rates	Up 100	Up 200	Up 300
Average Results
2020 Year-to-Date	(15.8)%	(15.8)%	(15.2)%	—	13.1%	3.4%	(10.6)%
2019 Full Year	(28.6)%	(24.1)%	(10.4)%	—	(2.4)%	(8.3)%	(11.7)%
Month-End Results
September 30, 2020	(16.4)%	(16.4)%	(14.6)%	—	12.0%	3.1%	(8.5)%
December 31, 2019	(17.7)%	(17.2)%	(12.5)%	—	(5.6)%	(14.6)%	(20.5)%

The average risk exposure of the mortgage assets portfolio in the first nine months of 2020 remained aligned with our preference to keep our exposure to market risk at a low to moderate level. The variances between periods primarily reflect the impact of lower long-term interest rates observed in the first nine months of 2020. These lower long-term interest rates result in reduced exposure to moderate rising rate shocks and muted exposure to falling rate shocks as they become floored when they reach near zero rate levels. We believe the mortgage asset portfolio will continue to provide an acceptable risk adjusted return consistent with our risk appetite philosophy.

Capital Adequacy

Retained Earnings
We must hold sufficient capital to protect against exposure to various risks, including market, credit, and operational. We regularly conduct a variety of measurements and assessments for capital adequacy. At September 30, 2020, our capital management policy set forth approximately $350 million as the minimum amount of retained earnings we believe is necessary to mitigate impairment risk.

The following table presents retained earnings.

(In millions)	September 30, 2020	December 31, 2019
Unrestricted retained earnings	$789	$648
Restricted retained earnings (1)	493	446
Total retained earnings	$1,282	$1,094
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

	September 30, 2020	December 31, 2019
Market Value of Equity to Par Value of Regulatory Capital Stock - Base Case (Flat Rates) Scenario	137%	129%
Market Value of Equity to Par Value of Regulatory Capital Stock - Down Shock (1)	135	125
Market Value of Equity to Par Value of Regulatory Capital Stock - Up Shock (2)	137	124
(1)    Represents a down shock of 100 basis points.
(2)    Represents an up shock of 200 basis points.

A base case value below 100 percent could indicate that, in the remote event of an immediate liquidation scenario involving redemption of all capital stock, capital stock may be returned to stockholders at a value below par. This could be due to experiencing risks that lower the market value of capital and/or to having an insufficient amount of retained earnings. In the first nine months of 2020, the market capitalization ratios in the scenarios presented continued to be above our policy requirements. The base case ratio at September 30, 2020 was well above 100 percent and increased relative to year-end 2019 driven primarily by the growth in retained earnings, which rose to 43 percent of regulatory capital stock as we continued to maintain risk exposures at moderate levels.

The following table presents the market value of equity to the book value of total capital and mandatorily redeemable capital stock.

	September 30, 2020	December 31, 2019
Market Value of Equity to Book Value of Capital - Base Case (Flat Rates) Scenario (1)	96%	98%
Market Value of Equity to Book Value of Capital - Down Shock (1)(2)	95	95
Market Value of Equity to Book Value of Capital - Up Shock (1)(3)	96	94
(1)    Capital includes total capital and mandatorily redeemable capital stock.
(2)    Represents a down shock of 100 basis points.
(3)    Represents an up shock of 200 basis points.

A base-case value below 100 percent indicates that we have realized or could realize risks (especially market risk), such that the market value of total capital owned by stockholders is below the book value of total capital. The base-case ratio of 96 percent at September 30, 2020 indicates that the market value of total capital is $166 million below the book value of total capital. In a scenario in which interest rates increase 200 basis points, the market value of total capital would be $181 million below the book value of total capital. This indicates that in a liquidation scenario, stockholders would not receive the full sum of their total equity ownership in the FHLB. We believe the likelihood of a liquidation scenario is extremely remote; and therefore, we accept the risk of diluting equity ownership in such a scenario.

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

Collateral: We require each member to provide a security interest in eligible collateral before it can undertake any secured borrowing. Eligible collateral includes single-family loans, multi-family loans, home equity loans and lines of credit, commercial real estate, bond securities, government guaranteed loans and farm real estate. The estimated value of pledged collateral is discounted in order to offset market, credit and liquidity risks that may affect the collateral's realizable value in the event it must be liquidated. Over-collateralization by one member is not applied to another member. At September 30, 2020, our policy of over-collateralization resulted in total collateral pledged of $392.2 billion to support total borrowing capacity of $310.0 billion of which $49.7 billion was used to support outstanding Advances and Letters of Credit. Borrowers often pledge collateral in excess of their collateral requirement to demonstrate available liquidity and to have the ability to borrow additional amounts in the future. The collateral composition remained relatively stable compared to the end of 2019.

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

Conventional Loan Portfolio Characteristics: The levels of loan-to-value ratios are consistent with the portfolio's excellent credit quality. At September 30, 2020, the weighted average loan-to-value ratios for conventional loans based on origination values and estimated current values were 73 percent and 56 percent, respectively. The estimated weighted average current loan-to-value ratio decreased three percent compared to the ratio at December 31, 2019 as home values have continued to increase.

Credit Performance: The table below provides an analysis of conventional loans delinquent or in the process of foreclosure, along with the national average serious delinquency rate.

	Conventional Loan Delinquencies
(Dollars in millions)	September 30, 2020	December 31, 2019
Early stage delinquencies - unpaid principal balance (1)	$54	$40
Serious delinquencies - unpaid principal balance (2)	$71	$12
Early stage delinquency rate (3)	0.5%	0.4%
Serious delinquency rate (4)	0.7%	0.1%
National average serious delinquency rate (5)	3.3%	1.3%
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
(5)National average number of fixed-rate prime and subprime conventional loans that are 90 days or more past due or in the process of foreclosure is based on the most recent national delinquency data available. The September 30, 2020 rate is based on June 30, 2020 data.

In response to the COVID-19 pandemic, our mortgage loan servicers may grant a forbearance period to borrowers who have had COVID-19 related hardships. These forbearances do not alter the underlying terms of the loans, and loans not paid timely are considered past due. As a result, early stage and serious delinquencies increased in the first nine months of 2020. At September 30, 2020, $22 million and $56 million of conventional loans with an early stage and serious delinquency, respectively, were under a forbearance plan.

Overall, the MPP has experienced a minimal amount of delinquencies, with delinquency rates continuing to be well below national averages. This further supports our view that the portfolio is comprised of high-quality, well-performing loans.

Credit Enhancements: Conventional mortgage loans are supported against credit losses by various combinations of primary mortgage insurance (PMI), supplemental mortgage insurance (SMI) (for loans purchased before February 2011), and the Lender Risk Account (LRA). The LRA is a hold back of a portion of the initial purchase price to cover expected credit losses for a specific pool of loans. Starting after five years from the loan purchase date, we may return the hold back to Participating Financial Institutions (PFIs) if they manage credit risk to predefined acceptable levels of exposure on the loan pools they sell to us. As a result, some pools of loans may have sufficient credit enhancements to recapture all losses while other pools of loans may not. The LRA had balances of $246 million and $233 million at September 30, 2020 and December 31, 2019, respectively. For more information, see Note 5 of the Notes to Unaudited Financial Statements.

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

(In millions)	September 30, 2020	December 31, 2019
Estimated credit losses, before credit enhancements	$8	$4
Estimated amounts deemed recoverable by:
Primary mortgage insurance	—	—
Supplemental mortgage insurance	(2)	(2)
Lender Risk Account	(6)	(1)
Estimated credit losses, after credit enhancements	$—	$1
The minimal amount of estimated credit losses provides further evidence of the overall health of the portfolio. As a result of adopting new accounting guidance, the estimated credit losses before credit enhancements increased at September 30, 2020 as our estimate now includes a forecast of housing prices, including the potential impact of the COVID-19 pandemic. Residual credit risk exposure depends on the actual and potential credit performance of the loans in each pool compared to the pool's equity (on individual loans) and credit enhancements, including PMI, the LRA, and SMI. Our available credit enhancements at September 30, 2020 were ample and able to cover the increase in estimated gross credit losses. In addition, we have assessed that we do not have any credit risk exposure to our PMI providers, and our estimation of credit exposure to SMI providers was not material at September 30, 2020 or December 31, 2019.

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

(In millions)	September 30, 2020
	Long-Term Rating
	AA	A	Total
Unsecured Liquidity Investments
Interest-bearing deposits	$—	$630	$630
Federal funds sold	2,210	6,495	8,705
Total unsecured liquidity investments	2,210	7,125	9,335
Guaranteed/Secured Liquidity Investments
Securities purchased under agreements to resell	2,454	—	2,454
U.S. Treasury obligations	9,194	—	9,194
GSE obligations	2,291	—	2,291
Total guaranteed/secured liquidity investments	13,939	—	13,939
Total liquidity investments	$16,149	$7,125	$23,274

	December 31, 2019
	Long-Term Rating
	AA	A	Total
Unsecured Liquidity Investments
Interest-bearing deposits	$—	$550	$550
Federal funds sold	1,023	3,810	4,833
Certificates of deposit	500	910	1,410
Total unsecured liquidity investments	1,523	5,270	6,793
Guaranteed/Secured Liquidity Investments
Securities purchased under agreements to resell	2,349	—	2,349
U.S. Treasury obligations	9,662	—	9,662
GSE obligations	2,120	—	2,120
Total guaranteed/secured liquidity investments	14,131	—	14,131
Total liquidity investments	$15,654	$5,270	$20,924

Our balance of liquidity investments increased during the first nine months of 2020 primarily due to the volatility in Advance activity, especially the reductions in short-term and variable-rate Advance borrowings. The lower balance of liquidity investments at the end of the first quarter of 2020 was in response to volatile market conditions and limited returns on other available liquidity investments. In addition, a portion of our total liquidity investments are with counterparties for which the investments are secured with collateral (secured resale agreements). We believe these investments present no credit risk exposure to us.

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

(In millions)	September 30, 2020
	Counterparty Rating
Domicile of Counterparty	AA	A	Total
Domestic	$45	$630	$675
U.S. branches and agency offices of foreign commercial banks:
Canada	865	1,730	2,595
Sweden	750	1,115	1,865
Australia	—	1,350	1,350
Netherlands	—	865	865
Germany	—	835	835
France	—	600	600
Finland	350	—	350
Norway	200	—	200
Total U.S. branches and agency offices of foreign commercial banks	2,165	6,495	8,660
Total unsecured investment credit exposure	$2,210	$7,125	$9,335

The following table presents the remaining contractual maturity of our unsecured investment credit exposure by the domicile of the counterparty or the domicile of the counterparty's immediate parent for U.S. branches and agency offices of foreign commercial banks.

(In millions)	September 30, 2020
Domicile of Counterparty	Overnight	Total
Domestic	$675	$675
U.S. branches and agency offices of foreign commercial banks:
Canada	2,595	2,595
Sweden	1,865	1,865
Australia	1,350	1,350
Netherlands	865	865
Germany	835	835
France	600	600
Finland	350	350
Norway	200	200
Total U.S. branches and agency offices of foreign commercial banks	8,660	8,660
Total unsecured investment credit exposure	$9,335	$9,335

At September 30, 2020, all of the $9.3 billion of unsecured investment exposure was to counterparties with holding companies domiciled in countries receiving either AAA or AA long-term sovereign ratings. Furthermore, we restrict a significant portion of unsecured lending to overnight maturities, which further limits risk exposure to these counterparties. By Finance Agency regulation, all counterparties exposed to non-U.S. countries are required to be domestic U.S. branches of foreign counterparties.

MBS:
GSE MBS
At September 30, 2020, $10.0 billion of MBS held were GSE securities issued by Fannie Mae and Freddie Mac, which provide credit safeguards by guaranteeing either timely or ultimate payments of principal and interest. We believe that the conservatorships of Fannie Mae and Freddie Mac lower the chance that they would not be able to fulfill their credit guarantees and that the securities issued by these two GSEs are effectively government guaranteed. In addition, based on the data available to us and our purchase practices, we believe that most of the mortgage loans backing our GSE MBS are of high quality with acceptable credit performance.

MBS Issued by Other Government Agencies
We also invest in MBS issued and guaranteed by Ginnie Mae and the NCUA. These investments totaled $1.2 billion at September 30, 2020. We believe that the strength of the issuers' guarantees and backing by the full faith and credit of the U.S. government is sufficient to protect us against credit losses on these securities.

Derivatives
Credit Risk Exposure: We mitigate most of the credit risk exposure resulting from derivative transactions through collateralization or use of daily settled contracts. The table below presents the lowest long-term counterparty credit ratings provided by Standard & Poor's, Moody's, and/or Fitch Advisory Services for derivative positions to which we had credit risk exposure at September 30, 2020. The historical or current ratings displayed in this table should not be taken as an indication of future ratings.

(In millions)
	Total Notional	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged to (from) Counterparties	Net Credit Exposure to Counterparties
Nonmember counterparties:
Asset positions with credit exposure:
Uncleared derivatives:
AA-rated	$431	$1	$(1)	$—
Total uncleared derivatives	431	1	(1)	—
Cleared derivatives (1)	20,337	7	245	252
Liability positions with credit exposure:
Uncleared derivatives:
A-rated	1,274	(30)	30	—
BBB-rated	2,974	(189)	193	4
Total uncleared derivatives	4,248	(219)	223	4
Cleared derivatives (1)	595	—	2	2
Total derivative positions with credit exposure to nonmember counterparties	25,611	(211)	469	258
Member institutions (2)	145	1	—	1
Total	$25,756	$(210)	$469	$259
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

At September 30, 2020, the net exposure of uncleared derivatives with residual credit risk exposure was $4 million. If interest rates rise or the composition of our derivatives change resulting in an increase to our gross exposure to uncleared derivatives, the contractual collateral provisions in these derivatives would limit our net exposure to acceptable levels.

Although we cannot predict if we will realize credit risk losses from any of our derivatives counterparties, we believe that all of the counterparties will be able to continue making timely interest payments and, more generally, to continue to satisfy the terms and conditions of their derivative contracts with us. As of September 30, 2020, we had $366 million of notional principal of interest rate swaps with one member, JPMorgan Chase Bank, N.A., which also had outstanding credit services with us. Due to the amount of market value collateralization, we had no outstanding credit exposure to this counterparty related to interest rate swaps outstanding.

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

We believe our liquidity position, as well as that of the System, continued to be strong during the first nine months of 2020, even in light of the temporary market disruptions earlier in the year caused by the COVID-19 pandemic. Our overall ability to effectively fund our operations through debt issuances remained sufficient. Investor demand for System debt was robust in the first nine months of 2020, as investors preferred short-term, high-quality money market instruments amid the uncertainty in the financial markets due to the COVID-19 pandemic. We believe the possibility of a liquidity or funding crisis in the System that would impair our ability to participate, on a cost-effective basis, in issuances of debt, service outstanding debt, maintain adequate capitalization, or pay competitive dividends is remote.

The System works collectively to manage and monitor the System-wide liquidity and funding risks. Liquidity risk includes the risk that the System could have difficulty rolling over short-term Obligations when market conditions change, also called refinancing risk. The System has a large reliance on short-term funding; therefore, it has a sharp focus on managing liquidity risk to very low levels. As shown on the Statements of Cash Flows, in the first nine months of 2020, our portion of the System's debt issuances totaled $232.9 billion for Discount Notes and $35.6 billion for Bonds. Access to short-term debt markets has been reliable because investors, driven by liquidity preferences and risk aversion, have sought the System’s short-term debt, which has resulted in strong demand for debt maturing in one year or less.

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

As part of the base case liquidity expectations, the Liquidity AB requires the FHLBanks to maintain sufficient liquidity for a period of between 10 to 30 calendar days. As of September 30, 2020, we maintained a sufficient number of days of positive daily cash balances under the Liquidity AB guidance.

The Liquidity AB also provides guidance related to asset/liability maturity funding gap limits. Funding gap metrics measure the difference between assets and liabilities that are scheduled to mature during a specified period of time and are expressed as a percentage of total assets. Although subject to change depending on conditions in the financial markets, the Liquidity AB provides guidance on maintaining appropriate funding gaps for three-month (-10 percent to -20 percent) and one-year (-25 percent to -35 percent) maturity horizons. As of September 30, 2020, we were operating within those limits.

To support our member deposits, we also must meet a statutory deposit reserve requirement. The sum of our investments in obligations of the United States, deposits in eligible banks or trust companies, and Advances with a final maturity not exceeding five years must equal or exceed the current amount of member deposits. The following table presents the components of this liquidity requirement.

(In millions)	September 30, 2020	December 31, 2019
Deposit Reserve Requirement
Total Eligible Deposit Reserves	$42,407	$61,590
Total Member Deposits	(1,239)	(942)
Excess Deposit Reserves	$41,168	$60,648

Contractual Obligations
The following table summarizes our contractual obligations at September 30, 2020. We believe that, as in the past, we will continue to have sufficient liquidity, including from access to the debt markets to issue Consolidated Obligations, to satisfy these obligations on a timely basis.

(In millions)	< 1 year	1 < 3 years	3 < 5 years	> 5 years	Total
Contractual Obligations
Long-term debt (Bonds) - par (1)	$27,673	$6,345	$3,845	$3,515	$41,378
Operating leases (include premises and equipment)	1	2	2	1	6
Mandatorily redeemable capital stock	12	2	2	1	17
Commitments to fund mortgage loans	145	—	—	—	145
Pension and other postretirement benefit obligations	2	5	5	35	47
Total Contractual Obligations	$27,833	$6,354	$3,854	$3,552	$41,593
(1)Does not include Discount Notes and contractual interest payments related to Bonds. Total is based on contractual maturities; the actual timing of payments could be affected by factors affecting redemptions.

Off-Balance Sheet Arrangements
The following table summarizes our off-balance sheet items at September 30, 2020. For more information, see Note 15 of the Notes to Unaudited Financial Statements.

(In millions)	< 1 year	1 < 3 years	3 < 5 years	> 5 years	Total
Off-balance sheet items (1)
Standby Letters of Credit	$21,902	$1,022	$86	$1	$23,011
Standby bond purchase agreements	29	37	—	—	66
Consolidated Obligations traded, not yet settled	—	—	124	—	124
Total off-balance sheet items	$21,931	$1,059	$210	$1	$23,201
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

Operational Risks

There were no material developments regarding our operational risk exposure during the first nine months of 2020.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Information required by this Item is set forth under the caption “Quantitative and Qualitative Disclosures About Risk Management” in Part I, Item 2, of this Report.

Item 4.    Controls and Procedures.

DISCLOSURE CONTROLS AND PROCEDURES

As of September 30, 2020, the FHLB's management, including its principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, these two officers each concluded that, as of September 30, 2020, the FHLB maintained effective disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that it files under the Exchange Act is (1) accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As of September 30, 2020, the FHLB's management, including its principal executive officer and principal financial officer, evaluated the FHLB's internal control over financial reporting. Based upon that evaluation, these two officers each concluded that there were no changes in the FHLB's internal control over financial reporting that occurred during the quarter ended September 30, 2020 that materially affected, or are reasonably likely to materially affect, the FHLB's internal control over financial reporting.

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

In particular, the current COVID-19 pandemic temporarily disrupted the credit markets in which we operate, and the decline in interest rates has affected, or may in the future adversely affect, the fair values of some of our assets, the valuation of collateral, and our net income and capital. Many businesses in our district and across the U.S. suspended or modified operations for a period of time in an attempt to slow the spread of the virus, resulting in higher unemployment claims. Ultimately, the slowdown in economic activity caused by the COVID-19 pandemic could reduce demand at our member institutions, which could impact members’ demand for our products and services and have an adverse effect on our profitability and financial condition. It could also lead to a devaluation of our assets, the collateral pledged by members to secure Advances and other extensions of credit, or our MPP portfolio, all of which could have an adverse impact on our financial condition and results of operations, including as a result of reduced business volumes, reduced income or credit losses. Market volatility and economic stress during the COVID-19 pandemic may adversely affect the FHLBanks’ access to the debt markets and possibly affect our liquidity. Our decision to have most employees work remotely could create additional cybersecurity risks and operational challenges that could affect our ability to conduct business or increase the risk of operational incidents and errors. In addition, we rely on vendors and other third parties to perform certain services, and if a critical vendor or third party experiences a failure or any interruption to their business due to the COVID-19 pandemic, we may be unable to conduct and manage our business effectively.

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
(1)     Numbers coincide with Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 12th day of November 2020.

FEDERAL HOME LOAN BANK OF CINCINNATI
(Registrant)

By:	/s/ Andrew S. Howell
Andrew S. Howell
President and Chief Executive Officer
(principal executive officer)

By:	/s/ Stephen J. Sponaugle
Stephen J. Sponaugle
Executive Vice President - Chief Financial Officer
(principal financial officer)