Form 10-K
period 2020-12-31
Federal Home Loan Bank of Cincinnati
filed 2021-03-18
CIK 1326771

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes   ☒ No
The capital stock of the registrant is not listed on any securities exchange or quoted on any automated quotation system, only may be owned by members and former members and is transferable only at its par value of $100 per share. At June 30, 2020, the aggregate par value of all Class B stock held by members and former members was $3,832,160,000. As of February 28, 2021, the registrant had 24,788,058 shares of capital stock outstanding, which included stock classified as mandatorily redeemable.
Documents Incorporated by Reference: None

Page 1 of	167

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

▪political, national or world events, including acts of war, civil unrest, terrorism, natural disasters, climate change, pandemics, including the current COVID-19 pandemic, or other catastrophic events, and legislative, regulatory, government, judicial or other developments that could affect us, our members, our counterparties, other Federal Home Loan Banks (FHLBanks) and other government-sponsored enterprises (GSEs), and/or investors in the Federal Home Loan Bank System's (FHLBank System or System) unsecured debt securities, which are called Consolidated Obligations (or Obligations);

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

▪changes in investor demand for Consolidated Obligations;

▪the volatility of market prices, interest rates, credit quality, and other indices that could affect the value of investments and collateral we hold as security for member obligations and/or for counterparty obligations;

▪uncertainties related to the expected phasing out of London InterBank Offered Rate (LIBOR) that could impact our mortgage-backed security (MBS) investments, Advances, Consolidated Obligations, derivatives, and collateral;

▪the ability to attract and retain skilled management and other key employees;

▪the ability to develop, secure and support technology and information systems that effectively manage the risks we face (including cybersecurity risks);

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

All federally insured depository institutions, certain insurance companies, and community development financial institutions chartered in the Fifth District may voluntarily apply for membership in our FHLB. Applicants must satisfy membership requirements in accordance with statutes and Finance Agency regulations. These requirements deal primarily with home financing activities, satisfactory financial condition such that Advances may be made safely, and matters related to the regulatory, supervisory and management oversight of the applicant. By law, an institution is permitted to apply for membership in only one FHLBank, although a holding company may have memberships in more than one FHLBank through its subsidiaries. At December 31, 2020, we had 628 members.

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

The primary way we obtain funding is through participation in the issuance of the FHLBank System's Consolidated Obligations in the global capital markets. Secondary sources of funding are capital and deposits we accept from our members. A critical component of the success of the FHLBank System is its ability to maintain a comparative advantage in funding, which due to its GSE status, confers an implied guarantee from the U.S. federal government, low risk operations, and joint and several liability across the 11 FHLBanks. We regularly issue Obligations with a wide range of maturities, structures, and amounts, and at relatively favorable spreads to benchmark market interest rates (such as U.S. Treasury securities, LIBOR, Federal funds effective, and the Secured Overnight Financing Rate (SOFR)) compared with many other financial institutions.

Because we are a cooperative organization with some members using our products more heavily than others and members having different percentages of capital stock, we must achieve a balance in generating membership value from product prices and characteristics and paying a competitive dividend rate. We attempt to achieve this balance by pricing Mission Assets at relatively narrow spreads over funding costs, compared with other financial institutions, while still achieving acceptable profitability. Our cooperative ownership structure and deep access to debt markets allow our business to be scalable and self-capitalizing without taking undue risks, diminishing capital adequacy, or jeopardizing profitability.

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
▪Mission Asset Activity: Implement strategies and tactics and effectively manage operations to promote members’ usage of Mission Assets and stand ready at all times to provide liquidity to members.
▪Stock Return: Earn adequate profitability so that members receive a competitive long-term dividend on their capital stock investment.
▪Housing and Community Investment Programs: Maintain effective housing and community investment programs and offer targeted voluntary assistance programs.
▪Safe and Sound Operations: Optimize our counterparty and deposit ratings, achieve an acceptable rating on annual examinations, and have an adequate amount and composition of capital.
▪Risk Management: Employ effective risk optimization management practices and maintain risk exposures at low to moderate levels.
▪Governance: Operate in accordance with effective corporate governance processes that emphasize compliance and consider the interest of all stakeholders (members, stockholders, employees, creditors, housing partners, and regulators).

Business Activities

Mission Asset Activity
The following are our principal business activities with members:

▪We lend readily-available, competitively-priced, and fully-collateralized Advances.

▪We issue collateralized Letters of Credit.

▪We purchase qualifying residential mortgage loans through the MPP and hold them on our balance sheet.

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

Major items of expense are:

▪interest paid on Consolidated Obligations and deposits to fund assets;

▪costs of providing below-market-cost Advances and direct grants and subsidies under the Affordable Housing Program; and

▪non-interest expenses.

The largest component of earnings is net interest income, which equals interest income minus interest expense. We derive net interest income from the interest rate spread earned on assets versus funding costs and the earnings from funding assets with capital. Each of these can vary over time with changes in market conditions, including most importantly interest rates, business conditions and our risk management activities.

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

Tax Status

We are exempt from all federal, state, and local taxation other than real property taxes. Any cash dividends we issue are taxable to members and do not benefit from the corporate dividends received exclusion. Notes 1 and 10 of the Notes to Financial Statements provide additional details regarding the assessment for the Affordable Housing Program.

Ratings of Nationally Recognized Statistical Rating Organizations

The FHLBank System's comparative advantage in funding is acknowledged in its excellent credit ratings from nationally recognized statistical rating organizations (NRSROs). Moody's Investors Service (Moody's) currently assigns, and historically has assigned, the System's Consolidated Obligations the highest ratings available: long-term debt is rated Aaa and short-term debt is rated P-1. It also assigns a Prime-1 short-term bond rating on each FHLBank. It affirmed these ratings in 2020 and maintained a stable outlook. In 2020, Standard & Poor's affirmed its issuer credit ratings on each FHLBank and its AA+ ratings on the System's senior debt and also maintained a stable outlook. The ratings closely follow the U.S. sovereign ratings from both agencies.

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

Regulatory Oversight

Our business is subject to extensive regulation and supervision. The laws and regulations to which we are subject cover all key aspects of our business, and directly and indirectly affect our product and service offerings, pricing, competitive position and strategic plan, relationship with members and third parties, capital structure, cash needs and uses, and information security. As discussed throughout this document, such laws and regulations can have a significant effect on key drivers of our results of operations, including, for example, our capital and liquidity, product and service offerings, risk management, and costs of compliance.

The Finance Agency has regulatory authority over the FHLBanks and is charged with ensuring that each FHLBank carries out its housing and community development finance mission, remains adequately capitalized, operates in a safe and sound manner, and complies with Finance Agency regulations. The Finance Agency is headed by a Director who has authority to promulgate regulations and to make other decisions.

To carry out these responsibilities, the Finance Agency conducts examinations of each FHLBank at least annually, as well as periodic reviews, and receives monthly information on each FHLBank's financial condition and operating results. While an individual FHLBank has substantial discretion in governance and operational structure, the Finance Agency maintains broad supervisory and regulatory authority. In addition, the Comptroller General has authority to audit or examine the Finance Agency and the FHLBanks, to decide the extent to which the FHLBanks fairly and effectively fulfill the purposes of the FHLBank Act, and to review any audit, or conduct its own audit, of the financial statements of an FHLBank.

BUSINESS SEGMENTS

We manage the development, resource allocation, product delivery, pricing, credit risk management, and operational administration of our Mission Asset Activity in two business segments: Traditional Member Finance and the MPP. Traditional Member Finance includes Credit Services, Housing and Community Investment, Investments, some correspondent and deposit services, and other financial products of the FHLB. See the “Segment Information” section of “Results of Operations” in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 14 of the Notes to Financial Statements for more information on our business segments, including their results of operations.

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

Adjustable-rate Advances have interest rates typically priced off benchmark rate indices such as SOFR, or historically LIBOR. Adjustable-rate Advances may be structured at the member's option as either prepayable with a fee or prepayable without a fee if the prepayment is made on a repricing date.

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

We manage credit risk on Advances by requiring each member to supply us with a security interest in eligible collateral that in the aggregate has estimated value in excess of the total Advances and Letters of Credit. Collateral is comprised mostly of single- and multi-family residential loans, commercial real estate loans, home equity loans, government guaranteed loans and bond securities. The combination of conservative collateral policies and risk-based credit underwriting activities mitigates virtually all potential credit risk associated with Advances and Letters of Credit. We have never experienced a credit loss on

Advances, nor have we ever determined it necessary to establish a loan loss reserve for Advances. "Quantitative and Qualitative Disclosures About Risk Management” in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 5 of the Notes to Financial Statements provide more detail on our credit risk management of member borrowings.

Housing and Community Investment
Our Housing and Community Investment Programs include the Affordable Housing Program and various housing and community economic development-related Advance and grant programs. We fund the Affordable Housing Program with an accrual equal to 10 percent of our previous year's net earnings, mandated by the Financial Institutions Reform, Recovery and Enforcement Act of 1989. See Note 10 of the Notes to Financial Statements for a complete description of the Affordable Housing Program calculation.

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

Our Board of Directors also may allocate funds to voluntary housing programs. In 2020, the Board re-authorized an additional $2.0 million to the Carol M. Peterson Housing Fund for use during the year. These funds are primarily used as grants to pay for accessibility rehabilitation and emergency repairs for special needs and elderly homeowners. In 2012, the Board of Directors also established the Disaster Reconstruction Program, a voluntary housing program that provides grants for purchase or rehabilitation of a home within the Fifth District for residents that have suffered loss or damage to their primary residence as a result of a state or federally declared disaster. Since the program's inception, we have disbursed over $4.7 million to assist 378 households. Furthermore, in support of our members during the COVID-19 pandemic, we created a new Advance program that offered Advances with terms up to six months at zero percent interest to members between May 1, 2020 and September 30, 2020. These Advances supported COVID-19 related assistance made by all Fifth District members. In 2020, we issued a total of $183 million of these Advances of which $34 million remained outstanding at December 31, 2020.

Two other housing programs that fall outside the auspices of the Affordable Housing Program are the Community Investment Program and the Economic Development Program. Advances under the former program have rates equal to our cost of funds, while Advances under the latter program have rates equal to our cost of funds plus reasonable administrative costs. Members use the Community Investment Program to serve housing needs of low- and moderate-income households and, under certain conditions, community economic development projects. The Economic Development Program is a discounted Advance program used to promote economic development and job creation and retention.

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

Subject to regulatory limitations on purchases of new LIBOR-based investments, we are also permitted by regulation to purchase the following other investments, which have longer original maturities than liquidity investments:

▪MBS and collateralized mortgage obligations (together, referred to as MBS) issued by GSEs, other U.S. government agencies or private issuers;

▪asset-backed securities collateralized by manufactured housing loans or home equity loans issued by GSEs or private issuers; and

▪marketable direct obligations of certain government units and agencies (such as state housing finance agencies) that supply needed funding for housing or community lending and that do not exceed 20 percent of our regulatory capital.

We have never purchased asset-backed securities and do not own any privately-issued MBS.

Per Finance Agency regulations, the total investment in MBS and asset-backed securities may not exceed 300 percent of previous month-end regulatory capital on the day we purchase the securities. See the “Capital Resources” section below for the definition of regulatory capital.

Purposes of Having Investments. The investments portfolio helps achieve corporate objectives in the following ways:

▪Liquidity management. Liquidity investments support the ability to fund assets on a timely basis, especially Advances, and when it may be more difficult to issue new debt. These investments supply liquidity because we normally fund them with longer-term debt than asset maturities. We also may be able to obtain liquidity by selling certain investments for cash without a significant loss of value.

▪Earnings enhancement. The investments portfolio, especially MBS, assists with earning a competitive return on capital, and increasing funding for Housing and Community Investment programs. In addition, liquidity investments help stabilize earnings because they typically earn a relatively stable spread to the cost of debt issued to fund them.

▪Management of debt issuance. Maintaining a short-term liquidity investment portfolio can help us participate in attractively priced debt issuances, on an opportunistic basis. We can temporarily invest proceeds from debt issuances in short-term liquid assets and quickly access them to fund demand for Mission Asset Activity, rather than having debt issuances dictated solely by the timing of member demand.

▪Support of housing market. Investment in MBS and state housing finance agency bonds directly supports the residential mortgage market by providing capital and financing for mortgages.

How We Manage Risks of Investments. We strive to ensure our investment holdings have a moderate degree of market risk and limited credit risk, which tends to lower the returns we can expect to earn on these securities. We believe that a philosophy of purchasing investments with a high amount of market or credit risk would be inconsistent with our GSE status and corporate objectives.

Market risk associated with short-term investments tends to be minimal because of their short maturities and because we typically fund them with short-term Consolidated Obligations having similar maturities. We mitigate much of the market risk of MBS, which exists primarily from changes in mortgage prepayment speeds, by limiting their balances to 300 percent of regulatory capital and by funding them with a portfolio of long-term fixed-rate callable and non-callable Obligations. Additionally, we mitigate much of the market risk of longer-term non-MBS securities, and a portion of our MBS, by using interest rate swaps to effectively convert the fixed rate investments to adjustable-rate investments. We also manage the market risk exposure of the entire balance sheet within prudent policy limits.

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

Deposits
We provide a variety of deposit programs, including demand, overnight, term and Federal funds, which enable depositors to invest funds in short-term liquid assets. We accept deposits from members, other FHLBanks, any institution to which we offer correspondent services, and other government instrumentalities. The rates of interest we pay on deposits are subject to change daily based on comparable money market interest rates. The balances in deposit programs tend to vary positively with the amount of idle funds members have available to invest, as well as the level of short-term interest rates. Deposits have typically represented one to two percent of our funding sources in recent years.

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

A “conventional” mortgage refers to a non-government-guaranteed mortgage. A “conforming” mortgage refers to the maximum amount permissible to be lent as a regular prime (i.e., non-jumbo, non-subprime) mortgage. For 2021, the Finance Agency established the conforming limit at $548,250 with loans originated in a limited number of high-cost cities and counties receiving higher conforming limits. We have elected not to purchase mortgages subject to these higher conforming limits.

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

Earnings from the MPP
The MPP enhances long-term profitability on a risk-adjusted basis and augments the return on member stockholders' capital investment. We generate earnings in the MPP from monthly interest payments minus the cost of funding and the cost of hedging the MPP's interest rate risk. Interest income on each loan is computed as the mortgage note rate multiplied by the loan's principal balance:

▪minus servicing costs (0.25 percent for conventional loans and 0.44 percent for FHA loans);
▪minus the cost of Supplemental Mortgage Insurance (for applicable loans); and
▪adjusted for the amortization of purchase premiums or the accretion of purchase discounts and for the amortization or accretion of fair value adjustments on loans initially classified as mortgage loan commitments.

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

We participate in the issuance of Bonds for three purposes:

▪to finance and hedge intermediate- and long-term fixed-rate Advances and mortgage assets;
▪to finance and hedge short-term, adjustable-rate Advances, and swapped Advances, typically by synthetically transforming fixed-rate Bonds to adjustable-rate funding through the execution of interest rate swaps; and
▪to acquire liquidity investments.

Bonds may have fixed or adjustable rates of interest. Fixed-rate Bonds are either non-callable or callable. A callable Bond is one that we are able to redeem in whole or in part at our discretion on one or more predetermined call dates according to the Bond's offering notice. The maturity of Bonds typically ranges from 1 year to 20 years. Adjustable-rate Bonds use a benchmark market interest rate, typically SOFR, for interest rate resets. We do not participate in the issuance of range Bonds, zero coupon Bonds, or indexed principal redemption Bonds.

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
Interest rates on Obligations are affected by a multitude of factors such as: overall economic and credit conditions; credit ratings of the FHLBank System; investor demand and preferences for our debt securities; the level of interest rates and the shape of the U.S. Treasury curve, the SOFR swap curve or LIBOR swap curve; and the supply, volume, timing, and characteristics of debt issuances by the FHLBanks, other GSEs, and other highly rated issuers.

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

LIQUIDITY

Our business requires a substantial and continual amount of liquidity to satisfy financial obligations (primarily maturing Consolidated Obligations) in a timely and cost-efficient manner and to provide members access to timely Advance funding and mortgage loan sales in all financial environments. We obtain liquidity by issuing debt, holding short-term assets that mature before their associated funding, and having the ability to sell certain investments without significant accounting or economic consequences. Sources of asset liquidity include cash, maturing Advances, maturing investments, principal paydowns of mortgage assets, the ability to sell certain investments, and interest payments received. Uses of liquidity primarily include repayments of Obligations, issuances of new Advances, purchases of loans under the MPP, purchases of investments, and payments of interest.

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

▪We must maintain at least a four percent minimum regulatory capital-to-assets ratio. This requirement historically has been closest to affecting our operations.
▪We must maintain at least a five percent minimum leverage ratio of capital divided by total assets, which includes a 1.5 weighting factor applicable to permanent capital. Because all of our Class B stock is permanent capital, this requirement is met automatically if we satisfy the four percent unweighted capital requirement.
▪We are subject to a risk-based capital rule in which we must hold an amount of "permanent" capital that exceeds the amount of exposure to market risk, credit risk, and operational risk. How we determine the amount of these risk exposures is stipulated by Finance Agency regulation. Permanent capital includes retained earnings and the regulatory amount of Class B capital stock.

In addition to the minimum capital requirements, the GLB Act and our Capital Plan promote the adequacy of our capital to absorb financial losses in three ways. These combine to give member stockholders a clear incentive to require us to minimize our risk profile:

▪the five-year redemption period for Class B stock;
▪the option we have to call on members to purchase additional capital if required to preserve safety and soundness; and
▪the limitations, described below, on our ability to honor requested redemptions of capital if we are at risk of not maintaining safe and sound operations.

In accordance with the GLB Act, our stock is also putable by members. There are statutory and regulatory restrictions on our obligation or right to redeem or repurchase outstanding stock, including, but not limited to, the following:

▪We may not redeem any capital stock if, following the redemption, we would fail to satisfy any regulatory capital requirements. By law, we may not redeem any stock if we become undercapitalized.

▪We may not redeem any capital stock without approval of the Finance Agency if either our Board of Directors or the Finance Agency determines that we have incurred or are likely to incur losses resulting or expected to result in a charge against capital.

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

Capital Plan
Our Capital Plan ties the amount of each member's required capital stock to the amount of the member's assets and the amount and type of its Mission Asset Activity with us. The Capital Plan has the following basic characteristics:

▪We offer only one class of capital stock, Class B, which is generally redeemable upon a member's five-year advance written notice. We strive to manage capital risks to be able to safely and soundly satisfy redemption requests sooner than five years, although we may elect to wait up to five years (or longer under certain conditions).

▪We issue shares of capital stock as required for an institution to become a member or maintain membership (membership stock), as required for members to capitalize Mission Asset Activity (activity stock), and if we pay dividends in the form of additional shares of stock.

▪We may, subject to the restrictions described above, repurchase certain capital stock (i.e., "excess" capital stock).

We believe the Capital Plan enables us to efficiently increase and decrease capital stock needed to capitalize assets in response to changes in the membership base and demand for Mission Asset Activity. This enables us to maintain a prudent amount of financial leverage and consistently generate a competitive dividend return.

At December 31, 2020, the amount of membership stock required for each member ranged from a minimum of $1,000 to a maximum of $30 million, with the amount within that range determined as a percentage of member assets. Separate from its membership stock, each member is required to purchase and hold activity stock to capitalize its Mission Asset Activity. For purposes of the Capital Plan, Mission Asset Activity includes the principal balance of Advances, guaranteed funds and rate Advance commitments, the principal balance of loans and commitments in the MPP, and beginning January 1, 2021, the notional balance of Letters of Credit.

The FHLB must capitalize its total assets at a rate of at least four percent. The Capital Plan supports the memberships' stock component towards this overall requirement. Each member is required to maintain an amount of activity stock within a range of a minimum and maximum percentage for each type of Mission Asset Activity. The Capital Plan amendment that went into effect on January 1, 2021 changed the activity percentages and set these minimums and maximums to be equal. As a result, the current percentages are as follows:

Mission Asset Activity	Minimum Activity Percentage	Maximum Activity Percentage
Advances	4.50%	4.50%
Advance Commitments	4.50	4.50
MPP	3.00	3.00
Letters of Credit	0.10	0.10
If a member owns more stock than is needed to satisfy both its membership stock requirement and the maximum activity stock percentages for its Mission Asset Activity, we designate the remaining stock as the member's excess capital stock. The member may utilize its excess stock to capitalize additional Mission Asset Activity.

Prior to 2021, if an individual member's excess stock reached zero, the Capital Plan had permitted us, with certain limits, to capitalize additional Mission Asset Activity of that member with excess stock owned by other members at the maximum percentage rate. This feature, called “cooperative capital,” enabled us to effectively utilize our excess capital stock holdings. However, with the most recently amended Capital Plan, by setting the minimum and maximum activity requirements to be equal, members are no longer able to utilize this cooperative capital for marginal new business.

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

We have a policy that sets forth a minimum amount of retained earnings we believe is needed to mitigate impairment risk and facilitate dividend stability in light of the risks we face. At December 31, 2020, the minimum retained earnings requirement was approximately $290 million, based on mitigating quantifiable risks under very stressed business and market scenarios to a 99 percent confidence level. At the end of 2020, our retained earnings totaled $1.3 billion. We believe the current amount of retained earnings is fully sufficient to protect our capital stock against impairment risk and to provide for dividend stability.

Joint Capital Agreement to Augment Retained Earnings
The FHLBanks entered into a Joint Capital Enhancement Agreement (the “Capital Agreement”) in February 2011. The Capital Agreement provides that each FHLBank will, on a quarterly basis, allocate at least 20 percent of its net income to a restricted retained earnings account (the “Account”) until the balance of the Account, calculated as of the last day of each calendar quarter, equals at least one percent of that FHLBank's average balance of outstanding Consolidated Obligations for the calendar quarter. The Account is not available to be distributed as dividends except under certain limited circumstances. The Capital Agreement does not limit our ability to use retained earnings held outside of the Account to pay dividends. Although we have always maintained compliance with our capital requirements, we believe the Capital Agreement enhances risk mitigation by building a larger capital buffer over time to absorb unexpected losses, if any, that we may experience.

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

Similar to our participation in debt issuances, use of derivatives is integral to hedging market risk created by Advances, certain longer-term fixed-rate investments and mortgage assets, including commitments. Derivatives related to Advances most commonly hedge either:

▪below-market rates and/or the market risk exposure on Putable Advances, and certain other Advances, for which members have sold us options embedded within the Advances; or

▪Regular Fixed-Rate Advances when it may not be as advantageous to issue Obligations or when it may improve our market risk management.

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

We may also transact derivatives to reduce the repricing risk of Discount Notes that fund certain overnight and shorter-term assets.

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

Our ability to compete successfully with other suppliers of wholesale funding, including other FHLBanks, depends primarily on the total cost of our products to members, which include the rates we charge, earnings and dividend performance, collateral policies, capital stock requirements, product features and members' perceptions of our relative safety and soundness. In addition, our competitive environment continues to be impacted by the Federal Reserve's low interest-rate environment and actions to provide liquidity in the financial markets. See Item 1A. Risk Factors below for further discussion.

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

HUMAN CAPITAL RESOURCES

Our human capital is a significant contributor to the success of our strategic business objectives. As such, we are committed to the health, safety and wellness of our employees. In response to the COVID-19 pandemic, we implemented significant operating environment changes, safety protocols and procedures that we determined were in the best interest of our employees and members, and which comply with government regulations. This includes having nearly all employees work remotely, while implementing additional safety measures for employees continuing any on-site work.

In managing human capital, we focus on our workforce profile and the various programs and philosophies described below.

Workforce Profile
Our workforce is primarily comprised of corporate employees, with one location of principal operations. As of December 31, 2020, we had 241 employees. As of December 31, 2020, approximately 37 percent of our workforce was female, 63 percent male, 85 percent non-minority and 15 percent minority. Our workforce is leanly staffed, and historically has included a number of longer-tenured employees. As of December 31, 2020, the average tenure of our employees was 10 years. We strive to both develop talent from within the organization and supplement with external hires. We believe that developing talent internally results in institutional strength and continuity and promotes loyalty and commitment in our employee base, which furthers our success. However, adding new employees contributes to new ideas, continuous improvement, and our goals of a diverse and inclusive workforce. Our employees are not represented by a collective bargaining unit.

Total Rewards
We seek to attract, develop and retain talented employees to achieve our strategic business initiatives, enhance business performance and provide members with financial services and a competitive return on their capital investment. We strive to achieve this objective through a combination of development programs, benefits and employee wellness programs, and recognizing and rewarding performance. Specifically, our programs include:
▪Cash compensation – provides competitive salary, transportation and other cash subsidies, and performance based incentives.
▪Benefits – offers health insurance with a health savings account contribution, dental and vision insurance, life and AD&D insurance, supplemental life insurance, long-term disability insurance, employee assistance program, 401(k) retirement savings plan with employer match, and defined benefit pension benefits.
▪Recognition programs – sponsors peer-to-peer recognition program, department recognition program and company-wide recognition.
▪Work / life balance – provides flexible scheduling and time off programs for vacation, illness, personal, holiday, bereavement, jury duty, and paid leave programs for times when caring for a sick family member, bonding with a newborn or recovering from childbirth.
▪Culture – promotes the five core values of dependable, customer focused, inclusive, change oriented and results driven and encourages employee resource groups and other culture and inclusion initiatives.
▪Development programs and training – offers tuition assistance programs, internal educational and development opportunities, and fee reimbursement for external educational and development programs.
▪Management succession planning – assesses talent annually with our leadership and Board of Directors with, at a minimum, a defined plan for positions at Vice President and above.

Diversity and Inclusion Program
Diversity and inclusion is a strategic business priority. Our diversity and inclusion officer reports to the President and Chief Executive Officer, serves as a liaison to the Board of Directors, and is a member of the senior management strategy council. We recognize that diversity increases capacity for innovation and creativity and that inclusion allows us to leverage the unique perspectives of all employees and strengthen retention efforts. We operationalize our commitment through the development and execution of a three-year diversity and inclusion strategic plan that includes quantifiable metrics to measure its success. Our diversity and inclusion officer and team reports regularly on performance against the strategic plan to management and the Board of Directors. We offer a range of opportunities for our employees to connect, and grow personally and professionally through employee resource groups and community outreach. We consider learning an important component of our diversity and inclusion strategic plan and regularly offer educational opportunities to our employees. Employee job descriptions contain inclusive behavior expectations that increase with increasing responsibilities in the organization, and also are included as part of our annual performance management process.

Item 1A.    Risk Factors.

The following discussion summarizes risks and uncertainties we currently face. The realization of one or more of the risks could negatively affect our results of operations, financial condition, safety and soundness, and, at the extreme, the viability of our business franchise. The effects could include reductions in Mission Asset Activity, lower earnings and dividends, and, at the extreme, impairment of our capital or an inability to participate in issuances of Consolidated Obligations. The risks identified below are not the only risks we face. Other risks not presently known or which we deem to be currently immaterial may also impact our business. Additionally, the risks identified may adversely affect our business in ways we do not expect or anticipate.

BUSINESS AND REGULATORY RISK

A prolonged economic downturn could further lower Mission Asset Activity and profitability.

Member demand for Mission Asset Activity depends in large part on the general health of the economy and overall business conditions. Numerous external factors can affect our Mission Asset Activity and earnings including:

▪the general state and trends of the economy and financial institutions, especially in the Fifth District;
▪conditions in the financial, credit, mortgage, and housing markets;
▪interest rates;
▪actions of the Federal Reserve to affect liquidity reserves of financial institutions and the money supply;
▪competitive alternatives to our products, such as retail deposits and other sources of wholesale funding;
▪regulations affecting our members' liquidity requirements;
▪the willingness and ability of financial institutions to expand lending; and
▪natural disasters, pandemics or other widespread health emergencies (see the separate Risk Factor on the COVID-19 pandemic), terrorist attacks, civil unrest, or other unanticipated or catastrophic events could create economic and financial disruptions and uncertainties.

These external factors, some of which were experienced in 2020, are likely to have a more severe impact if a prolonged economic downturn is accompanied by significant changes in interest rates, stresses in the housing market, elevated competitive forces, or actual or potential changes in the legislative and regulatory environment. Any of these factors, or a combination of factors, could adversely affect our business activities and results of operations and may ultimately cause stockholders to request redemption of a portion of their capital or request withdrawal from membership (both referred to in this document as “request withdrawal of capital”).

For example, we believe overall Advance demand has been and continues to be unfavorably affected by the substantial amount of deposit-based liquidity provided to financial institutions through the monetary actions of the Federal Reserve and changes in our members' ability to manage their regulatory liquidity requirements. The Federal Reserve’s policies facilitate liquidity and support stability in the fixed-income markets, which in turn has generally led to substantial deposit growth for our members and decreases in their demand for Advances. See "Executive Overview" in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information on recent market activity.

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

In connection with purchasing mortgage loans from our members, we face competition in the areas of customer service, purchase prices for the MPP loans and ancillary services such as automated underwriting and loan servicing options. Our primary competitors are Fannie Mae, Freddie Mac, government agencies such as Ginnie Mae, and other secondary mortgage market conduits. In addition, our members continue to face increased competition in mortgage origination from non-bank financial institutions that are not eligible for FHLBank membership, which could reduce the amount of mortgage loans that members can make available to us to purchase.

Increased competition could decrease the amount of Advances and mortgage loans and narrow profitability, both of which could cause stockholders to request withdrawals of capital and ultimately result in a failure to meet our capital adequacy requirements.

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

The amount of Mission Asset Activity and capital is concentrated among a small number of our large members. Additionally, the financial industry continues to consolidate and in recent years there has been a systemic trend of financial institutions that are currently ineligible for FHLB membership gaining an increasing market share, especially related to mortgage finance. However, the legislative and regulatory environment faced by the FHLBanks has not changed in response to this trend. Our members could decrease their Mission Asset Activity and the amount of their capital stock as a result of merger and acquisition activity or continued loss of market share to ineligible entities. At December 31, 2020, one member, U.S. Bank, N.A., held over 15 percent of our Advances and one member PFI, Union Savings Bank, accounted for over 30 percent of the outstanding MPP principal balance. Our business model is structured to be able to absorb sharp changes in Mission Asset Activity because we can undertake commensurate reductions in liability balances and capital and because of our relatively modest operating expenses. However, an extremely large and sustained reduction in Mission Asset Activity could affect our profitability and ability to pay competitive dividends, as well as, at the FHLBank System level, raise policy questions about the relevance of the FHLBank System in its traditional mission of supporting housing finance.

Replacement of the LIBOR benchmark interest rate could adversely affect our business, financial condition, and results of operations.

In July 2017, the United Kingdom's Financial Conduct Authority (FCA), which regulates LIBOR, announced that after 2021 it will no longer persuade or compel banks to submit rates for the calculation of LIBOR. On March 5, 2021, the FCA announced that all LIBOR settings will either cease to be provided by any administrator or no longer be representative immediately after December 31, 2021, in the case of 1-week and 2-month U.S. dollar LIBOR, and immediately after June 30, 2023, in the case of the remaining U.S. dollar LIBOR settings. In response, the Federal Reserve Bank of New York convened the Alternative Reference Rates Committee (ARRC) to 1) develop a robust alternative to U.S. dollar LIBOR and 2) develop a plan to encourage its use in derivatives and other transactions as appropriate. The ARRC has settled on the establishment of SOFR as its recommended alternative to U.S. dollar LIBOR. SOFR is based on a broad segment of the overnight Treasury repurchase market and is intended to be a measure of the cost of borrowing cash overnight collateralized by Treasury securities. The Federal Reserve Bank of New York began publishing SOFR in April 2018 and since then, the market activity in SOFR-linked financial instruments has continued to develop and we have offered SOFR-linked Consolidated Obligations and SOFR-linked Advances on an ongoing basis. In addition, a SOFR-based derivatives market has begun to emerge and we have begun to use SOFR-based derivatives to manage interest-rate risk. As many of our assets and derivatives are indexed to LIBOR, we have developed and implemented a LIBOR transition plan, which addresses considerations such as LIBOR exposure, fallback language, operational preparedness, and balance sheet management.

In September 2019, the Finance Agency issued a supervisory letter providing LIBOR transition guidance. Under the supervisory letter, the FHLBanks were directed, by December 31, 2019, to cease purchasing investments that reference LIBOR and mature after December 31, 2021, and, by March 31, 2020, to no longer enter into any other new LIBOR referenced financial assets, liabilities and derivatives with maturities beyond December 31, 2021. Except for investments and option embedded products, the ability to enter into new LIBOR referenced transactions was extended to June 30, 2020. As a result of the limitations introduced by the Finance Agency, we may experience less flexibility in our access to funding, higher funding costs, increased basis risk, lower overall demand or increased costs of Advances, and a lack of suitable investment alternatives. Accordingly, the composition of our balance sheet, capital stock level, primary mission assets ratio and net income may be negatively impacted. Additionally, the limitations within the supervisory letter may impact our ability to manage interest-rate risk, which may have a negative effect on our financial condition and results of operations.

During the market transition away from LIBOR, LIBOR may experience increased volatility, and the overnight Treasury repurchase market underlying SOFR may also experience disruptions from time to time, which may result in unexpected fluctuations in SOFR. While market activity in SOFR-linked financial instruments has continued to develop, the progress has been uneven and there can be no guarantee that SOFR will become widely accepted and used across market segments and financial products in a timely manner or that any other alternative reference rate will be developed. Any disruption in the market transition away from LIBOR towards SOFR or another alternate reference rate could result in increased financial, operational, legal, reputational or compliance risks. We are not currently able to predict the ultimate impact the market transition away from LIBOR towards SOFR may have on our business, financial condition, and results of operations. See "Executive Overview" in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information about the replacement of LIBOR.

The COVID-19 pandemic and related developments have created substantial economic and financial disruptions and uncertainties as well as significant operational changes, which could increase many of the risks we face and adversely affect our business, financial condition, and results of operations.

The COVID-19 pandemic, and governmental and public actions taken in response (such as stay-at-home or similar orders, travel restrictions, and business closures), have reduced economic activity and created substantial uncertainty about the future economic environment. There are no comparable recent events that provide guidance as to the long-term effect that the COVID-19 pandemic may have and, as a result, the ultimate impact of the pandemic, including the depth of the economic downturn and the timing and shape of the economic recovery, is highly uncertain. This could increase many of the risks we face and adversely affect our business, financial condition, and results of operations.

Prolonged periods of significant economic and financial disruptions and uncertainties resulting from the COVID-19 pandemic, may lead to an increased risk of credit losses, in particular due to decreases in the value of our mortgage loans held for portfolio or collateral securing our Advances or due to member financial difficulties or member failures, and may lead to an increased risk of counterparty defaults. The risk of credit losses may be exacerbated by a prolonged downturn in the residential and commercial real estate markets, including higher mortgage defaults or delinquencies due to rising unemployment and the effect of mortgage forbearance and other relief as well as financial difficulties or failures of mortgage servicers.

Additionally, a prolonged economic downturn resulting from the COVID-19 pandemic may lead to further reduced demand for Advances. Beginning in the second quarter of 2020, demand for Advances decreased significantly as a number of emergency actions taken by the Federal Reserve helped facilitate liquidity and support stability in the fixed-income markets and as members experienced substantial deposit growth. We believe that reduced demand for Advances from many of our members will, or is likely to, continue in the near future.

Overall, the effects of the COVID-19 pandemic have contributed to, and may continue to cause, compression in our net interest income and net interest margin. To the extent interest rates continue to be low, or negative interest rates arise, our business and profitability may be further adversely affected.

Furthermore, stay-at-home or similar orders, travel restrictions, and business shutdowns as a result of the COVID-19 pandemic have led to substantial changes in normal business practices, such as the implementation of widespread work-from-home arrangements for us, as well as many of our members, dealers, investors, and third-party service providers. These changes have increased the risk of operational errors, disruptions and failures, and cybersecurity breaches. It is uncertain when and in what manner normal business operations may return, which could adversely affect our ability to conduct and manage our business.

The extent to which the COVID-19 pandemic may continue to impact our business, financial condition, and results of operations will depend on many factors that remain highly uncertain and difficult to predict, including, but not limited to:

the duration, spread, and severity of the pandemic; additional fiscal stimulus and other measures taken in response to the pandemic; the actions taken to contain the pandemic, including the effectiveness of related vaccines and therapeutics; and how quickly and to what extent normal economic and operating conditions can resume.

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

In addition to potential GSE reform, the legislative and regulatory environment in which the System operates continues to undergo change. Recently-promulgated and future legislative and regulatory actions could significantly affect our business model, financial condition, or results of operations. Legislative and regulatory actions have also raised our operating costs and imparted added uncertainty regarding the business model and membership base under which the FHLBanks may operate in the future. We are unable at this time to predict the ultimate effects the regulatory environment could have on the FHLBank System's business model, our members' view on the value of the FHLBank membership, or on our financial condition and results of operations.

Failure to meet capital adequacy requirements mandated by Finance Agency regulations and supervisory guidance and by our internal policies, or not being able to pay dividends or repurchase or redeem capital stock, may lower demand for Mission Asset Activity, harm results of operations, and lower membership value.

To ensure safe and sound operations, we must hold a minimum amount of capital relative to our asset levels. We must also hold a sufficient amount of retained earnings to help protect members' capital stock investment against impairment risk. If our capital levels fall significantly, we may be unable to pay dividends or redeem and repurchase capital stock in a timely manner (or at all). Such events could adversely affect the value of membership including causing impairment in the value of members' capital investment in our company. Outcomes could be: reduced demand for Mission Asset Activity, decreased profitability, requests from members to redeem a portion of their capital or to withdraw from membership, or increased investors' perception of the riskiness of our FHLB.

MARKET AND LIQUIDITY RISK

Changes in interest rates and mortgage prepayment speeds (together referred to as market risk exposure or interest rate risk exposure) could significantly affect our financial condition and results of operations.

Exposure of earnings to unhedged changes in interest rates and mortgage prepayment speeds is one of our largest ongoing residual risks. We derive most of our income from the interest earned on assets less the interest paid on Consolidated Obligations and deposits used to fund the assets. Spreads on our assets tend to be narrow compared to those of many other financial institutions due to our cooperative business model. Market conditions, yield curve shape, competitive forces, and market risk exposure could cause these already narrow asset spreads to decline, which could substantially reduce our profitability. A key spread relationship is that we tend to utilize Consolidated Discount Notes to fund a significant amount of assets that have adjustable-rates tied to a benchmark interest rate, such as LIBOR or SOFR. Because rates on Discount Notes do not perfectly correlate with other adjustable benchmark interest rates, a narrowing of this spread, for example from investors changing perceptions about the quality of our debt, could lower income and reduce balances of Mission Asset Activity.

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

We are exposed to liquidity risk if significant disruptions in the capital markets occur. Although the System was able to maintain access to the capital markets for debt issuances on acceptable terms during 2020, there is no assurance this will continue to be the case. Future ability to effectively access the capital markets on acceptable terms could be adversely affected by external events (such as general economic and financial instabilities, political instability, wars, natural disasters, pandemics or other widespread health emergencies, civil unrest or other unanticipated or catastrophic events), deterioration in the perception of financial market participants about the financial strength of Consolidated Obligations, or downgrades to the System's credit ratings. The System could also be affected by the continued changes in the capital markets in response to financial regulations and by the joint and several liability for Consolidated Obligations, which exposes the System as a whole to events at individual FHLBanks. If access to capital markets were to be impaired for an extended period, the effect on our financial condition and results of operations could be material. At the extreme, the System's ability to achieve its mission and satisfy its financial obligations could be threatened.

CREDIT RISK

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

The FHLB is an asset-based lender for Advances and Letters of Credit. Advances and Letters of Credit are over-collateralized and we have a perfected first lien position on collateral. However, we do not have full information on the characteristics of, nor do we estimate current market values on, a large portion of collateral. This results in a degree of uncertainty as to the precise amount of over-collateralization.

Our MPP consists of mortgage loans considered to have high credit quality and conservative underwriting and loan characteristics with additional credit enhancements in place designed to protect us against credit losses. The result has been a minimal amount of credit losses historically.

Although Advances and Letters of Credit are over-collateralized and mortgage loans in the MPP are of high credit quality with various credit enhancements, credit risk could increase under a number adverse scenarios, such as damage or destruction of collateral that members pledge to secure Advances or mortgages that we hold in the MPP as a result of natural disasters, which may be caused by the effects of climate change or other catastrophic events. Significant declines in the value of collateral pledged to secure Advances could lead to greater exposure to credit losses in the event of a member default. Additionally, significant and sustained reductions in home prices and sustained elevated levels of unemployment and other factors that influence delinquencies and defaults could increase the risk of credit losses in the MPP.

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

OPERATIONAL RISK

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

Failures or interruptions in our information systems and other technologies, financial and business models, and third-party vendors could harm our financial condition, results of operations, reputation, and relations with members.

As a financial institution, we rely heavily on internal and third-party information systems and other technology to manage our business, including the secure processing, storage and transmission of confidential borrower and financial information in computer systems and networks. For instance, due to our reliance on the book-entry system of the Federal Reserve Banks for debt issuance and servicing operations, we depend on them and their fiscal agent, the Federal Reserve Bank of New York, and one or more settlement agents to issue and make payments of principal and interest on Consolidated Obligations. Failures in information systems and other technologies could occur from human error, fraud, cyberattacks, errors or misuse of models and services we employ, lapses in operating processes, or natural or man-made disasters.

Computer systems, software and networks may be increasingly vulnerable to failures and interruptions from cyberattacks, which may include breaches, unauthorized access, misuse, computer viruses or other malicious or destructive code (such as ransomware) and other events against information owned by our company and customers. These failures and interruptions could jeopardize the confidentiality or integrity of information, or otherwise cause interruptions or malfunctions in operations. Additionally, threats of cyber terrorism, external extremist parties, including state-sponsored actors, result in heightened risk exposure. The techniques used in cyber attacks change frequently and have grown increasingly sophisticated, and these attacks or ensuing security breaches could persist for an extended period of time before being detected. It could take considerable additional time for us to determine the scope, extent, amount, and type of information compromised. We can make no assurance that we will be able to prevent, timely and adequately address, or mitigate failures, interruptions, or cyberattacks in information systems and other technology. If we experience a failure, interruption, or cyberattack in any of these systems, we may be unable to effectively conduct or manage business activities, operating processes, and risk management, which could significantly harm customer relations, our reputation, and operating costs, potentially resulting in material adverse effects on our financial condition and results of operations. We may not be able to foresee, prevent, mitigate, reverse or repair the negative effects of such failures, interruptions, cyberattacks, or cyber terrorism.

Our financial condition and results of operations could suffer if we are unable to hire and retain skilled key personnel.

We rely on key personnel for many of our functions and have a relatively small workforce, given the size and complexity of our business. The success of our mission depends, in large part, on the ability to attract and retain key personnel. We must continue to recruit, retain and motivate a qualified and diverse pool of employees, both to maintain our current business, and to execute strategic initiatives. Competition for qualified people or ineffective succession planning could affect the ability to hire or retain effective key personnel, thereby harming our financial condition and results of operations.

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

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

By law our stock is not publicly traded, and only our members (and former members with a withdrawal notice pending) may own our stock. The par value of our capital stock is $100 per share. As of December 31, 2020, we had 649 member and former member stockholders and approximately 27 million shares of capital stock outstanding, all of which were Class B Stock.

We declared quarterly cash dividends in 2020 and 2019 as shown in the table below.

(Dollars in millions)
	2020	2019
	Annualized	Annualized
Quarter	Rate	Rate
First	2.50%	6.00%
Second	2.50	5.50
Third	2.00	4.50
Fourth	2.00	4.00
Total	2.23	5.05

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

We may not declare a dividend if, at the time, we are not in compliance with all of our capital requirements. We also may not declare or pay a dividend if, after distributing the dividend, we would fail to meet any of our capital requirements or if we determine that the dividend would create a safety and soundness issue for the FHLB. See Note 11 of the Notes to the Financial Statements for additional information regarding our capital stock.

RECENT SALES OF UNREGISTERED SECURITIES

We provide Letters of Credit in the ordinary course of business to support members' obligations issued in support of unaffiliated, third-party offerings of notes, bonds or other securities. We provided $1 million and $3 million of such credit support during 2020 and 2019. We did not provide such credit support during 2018. To the extent that these Letters of Credit are securities for purposes of the Securities Act of 1933, their issuance is exempt from registration pursuant to section 3(a)(2) thereof.

Item 6.     Selected Financial Data.

The following table presents selected Statement of Condition data, Statement of Income data and financial ratios for the five years ended December 31, 2020.

	Year Ended December 31,
(Dollars in millions)	2020	2019	2018	2017	2016
STATEMENT OF CONDITION DATA AT PERIOD END:
Total assets	$65,296	$93,492	$99,203	$106,895	$104,635
Advances	25,362	47,370	54,822	69,918	69,882
Mortgage loans held for portfolio	9,549	11,236	10,502	9,682	9,150
Allowance for credit losses on mortgage loans (1)	—	1	1	1	1
Investments (2)	27,041	34,389	33,614	27,058	25,334
Consolidated Obligations, net:
Discount Notes	27,500	49,084	46,944	46,211	44,690
Bonds	31,997	38,440	45,659	54,163	53,191
Total Consolidated Obligations, net	59,497	87,524	92,603	100,374	97,881
Mandatorily redeemable capital stock	19	22	23	30	35
Capital:
Capital stock - putable	2,641	3,367	4,320	4,241	4,157
Retained earnings	1,304	1,094	1,023	940	834
Accumulated other comprehensive loss	(15)	(16)	(13)	(16)	(13)
Total capital	3,930	4,445	5,330	5,165	4,978
STATEMENT OF INCOME DATA:
Net interest income	$406	$406	$499	$429	$363
Non-interest income (loss)	(7)	(10)	(37)	(1)	46
Non-interest expense	92	89	85	79	111
Affordable Housing Program assessments	31	31	38	35	30
Net income	$276	$276	$339	$314	$268
FINANCIAL RATIOS:
Dividend payout ratio (3)	30.3%	74.1%	75.6%	66.3%	63.9%
Weighted average dividend rate (4)	2.23	5.05	5.88	5.00	4.00
Return on average equity	5.78	5.65	6.29	6.15	5.35
Return on average assets	0.31	0.28	0.32	0.31	0.25
Net interest margin (5)	0.46	0.42	0.47	0.42	0.35
Average equity to average assets	5.39	5.04	5.11	5.00	4.76
Regulatory capital ratio (6)	6.07	4.79	5.41	4.88	4.80
Operating expenses to average assets (7)	0.080	0.070	0.063	0.060	0.061
(1)The methodology for determining the allowance for credit losses on mortgage loans changed on January 1, 2020 with the adoption of new accounting guidance on the measurement of credit losses on financial instruments. Consistent with the modified retrospective method of adoption, the prior periods have not been revised to conform to the new basis of accounting.
(2)Investments include interest-bearing deposits in banks, securities purchased under agreements to resell, Federal funds sold, trading securities, available-for-sale securities, and held-to-maturity securities.
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

EXECUTIVE OVERVIEW

Recent Developments

COVID-19 Pandemic
The global outbreak of COVID-19 has impacted communities and businesses worldwide, including those in the Fifth District. The effects of COVID-19 continue to evolve, and the full impact and duration of the virus are unknown. Despite the uncertainties created by the COVID-19 pandemic, we continued to fulfill our mission of providing robust access to a key source of readily available and competitively priced wholesale funding to member financial institutions and supporting our commitment to affordable housing and community investment, while maintaining strong capital and liquidity positions.

We have remained focused on the health and safety of our employees while maintaining full business operations. Employees are working from home with only a limited number of employees voluntarily working from our downtown Cincinnati location. Although there is no definitive date on when employees will return to the office, we have prepared health and safety policies and procedures to ensure our employees are able to return safely.

At this time, we cannot predict the ultimate impact of COVID-19 on our members, counterparties, vendors, and other third parties we rely upon to conduct our business. However, we continue to monitor the progression of COVID-19 and are committed to assisting members and their communities as impacts related to the pandemic continue to unfold.

Financial Condition

Mission Asset Activity
Mission Assets, which we define as Advances, Letters of Credit, and total MPP are the primary means by which we fulfill our mission with direct connections to members. We regularly monitor our balance sheet concentration of Mission Asset Activity. One measure we use to assess mission achievement is our Primary Mission Asset ratio, which measures the sum of average Advances and mortgage loans as a percentage of average Consolidated Obligations (adjusted for certain high-quality liquid assets, as permitted by regulation). In 2020, the Primary Mission Asset ratio averaged 75 percent, which exceeded the Finance Agency's preferred ratio of 70 percent. In assessing overall mission achievement, we also consider supplemental sources of Mission Asset Activity, the most significant of which is Letters of Credit issued to members.

The following table summarizes our Mission Asset Activity.

	Year Ended December 31,
	Ending Balances		Average Balances
(In millions)	2020	2019	2020	2019
Mission Asset Activity:
Advances (principal)	$25,007	$47,264	$42,917	$47,894
MPP:
Mortgage loans held for portfolio (principal)	9,316	10,981	10,995	10,499
Mandatory Delivery Contracts (notional)	137	936	338	516
Total MPP	9,453	11,917	11,333	11,015
Letters of Credit (notional)	28,812	16,205	20,141	15,150
Total Mission Asset Activity	$63,272	$75,386	$74,391	$74,059

At December 31, 2020, 64 percent of members held Mission Asset Activity, which was relatively stable compared to prior periods. The balance of Mission Asset Activity was $63.3 billion at December 31, 2020, a decrease of $12.1 billion (16 percent) from year-end 2019, which was primarily driven by lower Advance balances. Advance principal balances decreased $22.3 billion (47 percent) from year-end 2019 primarily due to reduced borrowings by large-asset members as these members generally experienced an inflow of deposits on their balance sheets and increased access to other sources of liquidity in the financial markets. The decrease in the balance of Mission Asset Activity was partially offset by an increase of $12.6 billion (78 percent) in Letters of Credit balances from year-end 2019. The increase in Letters of Credit was due in part to members using Letters of Credit rather than securities to secure increased deposits from states and municipalities during the pandemic. We normally earn fees on Letters of Credit based on the actual average amount of the Letters utilized, which generally is less than the notional amount issued.

Average principal Advance balances for 2020 decreased only $5.0 billion (10 percent) compared to 2019 as Advances spiked across our membership at the end of the first quarter as the financial markets reacted to the pandemic. Most of these Advances matured or prepaid by the end of the third quarter of 2020. Advance balances are often volatile due to members' ability to quickly, normally on the same day, increase or decrease their amount of Advances. We believe providing members flexibility in their funding levels helps support their asset-liability management needs and is a key benefit of membership.

We believe that reduced demand for Advances from many of our members will, or is likely to, continue in the near future. Our business is designed to support significant changes in asset levels without having to undergo material changes in staffing, operations, risk practices, or general resource needs. A key reason for this scalability is that our Capital Plan provides for additional capital when Advances grow and the opportunity for us to retire capital when Advances decline, thereby acting, along with our efficient operating expenses, to preserve competitive profitability.

The MPP principal balance fell $1.7 billion (15 percent) from year-end 2019. During 2020, we purchased $2.6 billion of mortgage loans, while principal reductions of $4.3 billion reflected the significant increase in mortgage loan refinance activity in 2020.

Based on earnings in 2020, we accrued $31 million for the Affordable Housing Program (AHP) pool of funds to be available to members in 2021. In addition to the required AHP assessment, we provided voluntary sponsorship of three other housing programs during 2020. These programs provided funds to cover accessibility and emergency repairs for special needs and elderly homeowners, funds for the replacement or repair of homes damaged or destroyed by natural disasters within the Fifth District, and Advances at zero percent interest for COVID-19 related assistance.

Investments
The balance of investments at December 31, 2020 was $27.0 billion, a decrease of $7.3 billion from year-end 2019. At December 31, 2020, investments included $9.7 billion of MBS and $17.3 billion of other investments, which consisted primarily of highly-rated short-term instruments and longer-term U.S. Treasury and GSE obligations held for liquidity. All of our MBS held at December 31, 2020 were issued and guaranteed by Fannie Mae, Freddie Mac or a U.S. agency. The decline in the balance of investments at the end of 2020 was due to decreases in both MBS and liquidity investments. MBS balances declined due to an increase in prepayments of the underlying mortgages as a result of the low interest rate environment. Due to regulatory limitations regarding the purchase of MBS that reference LIBOR, we have not been able to fully replace the prepaid MBS with suitable alternatives. Liquidity investments decreased as we decided to hold more of our liquidity portfolio as deposits at the Federal Reserve at the end of 2020 in anticipation of volatile market conditions. At December 31, 2020, we held $3.0 billion in deposits at the Federal Reserve, which are reflected in cash and due from banks on the Statements of Condition.

Investments averaged $32.9 billion in 2020, a decrease of $4.9 billion (13 percent) from year-end 2019. The decrease in average investments was primarily driven by the decrease in MBS balances described above. Liquidity investments can vary significantly on a daily basis during times of volatility in Advance balances. We maintained a robust amount of asset liquidity throughout 2020 across a variety of liquidity measures, as discussed in the "Liquidity Risk" section of "Quantitative and Qualitative Disclosures About Risk Management."

Capital
Capital adequacy surpassed all minimum regulatory capital requirements in 2020. The GAAP capital-to-assets ratio at December 31, 2020 was 6.02 percent, while the regulatory capital-to-assets ratio was 6.07 percent. Both ratios exceeded the regulatory required minimum of four percent. Regulatory capital includes mandatorily redeemable capital stock accounted for as a liability under GAAP. GAAP and regulatory capital both decreased $0.5 billion in 2020, primarily due to the repurchase of $2.3 billion of excess stock and members' redemption of $0.6 billion of stock in 2020. The repurchase and redemption of capital stock were partially offset by members' purchases of capital stock to support Advance growth at the end of the first quarter. Retained earnings totaled $1.3 billion at December 31, 2020, an increase of $0.2 billion (19 percent) from year-end 2019, which is a higher growth rate relative to recent years. The increase in retained earnings was due in part to the lower weighted average dividend rate in 2020.

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

	Year Ended December 31,
(Dollars in millions)	2020	2019	2018
Net income	$276	$276	$339
Affordable Housing Program assessments	31	31	38
Return on average equity (ROE)	5.78%	5.65%	6.29%
Return on average assets	0.31	0.28	0.32
Weighted average dividend rate	2.23	5.05	5.88
Average short-term interest rates (1)	0.51	2.24	2.07
ROE spread to average short-term interest rates	5.27	3.41	4.22
Dividend rate spread to average short-term interest rates	1.72	2.81	3.81
(1)     Average short-term interest rates consist of 3-month LIBOR and the Federal funds effective rate.

The historically low interest rate environment in 2020 had a significant impact on earnings. Low long-term interest rates resulted in a higher volume of mortgage refinance activity, which led to elevated levels of mortgage loan repayments and related premium amortization. Additionally, short-term interest rates declined sharply in early 2020 and continued at low levels for the remainder of the year, which lowered the earnings generated from investing our capital. Despite these declines, 2020 net income benefited from gains on the sale of interest rate swaptions during the first quarter of 2020 as well as higher prepayment fees on Advances in 2020. We use swaptions to hedge market risk exposure associated with holding fixed-rate mortgage assets and may sell swaptions as interest rates change in order to offset actual and anticipated risks.

Earnings levels continued to represent competitive returns on stockholders' capital investment. Our business model is structured to be able to absorb sharp changes in assets because we can execute commensurate changes in liability and capital stock balances. ROE was higher than average short-term rates in the periods presented above, while we maintained risk exposures in line with our appetite for a moderate risk profile. The spread between ROE and average short-term rates, which we compute using 3-month LIBOR and the Federal funds effective rate, is a market benchmark we believe member stockholders actively use to assess the competitiveness of the return on their capital investment.

In December 2020, we paid stockholders a quarterly dividend at a 2.00 percent annualized rate on their capital investment in our company, which is 1.84 percentage points above fourth quarter average short-term interest rates. The lower weighted average dividend rate in 2020 was due to the uncertainty surrounding the economic effects from the COVID-19 pandemic and its ultimate impact on our business and profitability, and to grow retained earnings to bolster the capital position going forward.

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

	Year 2020		Year 2019		Year 2018
	Ending	Average	Ending	Average	Ending	Average
Federal funds effective	0.09%	0.37%	1.55%	2.16%	2.40%	1.83%
Secured Overnight Financing Rate (SOFR)	0.09	0.37	1.55	2.20	3.00	1.85
3-month LIBOR	0.24	0.65	1.91	2.33	2.81	2.31
2-year LIBOR	0.20	0.49	1.70	2.03	2.66	2.75
10-year LIBOR	0.93	0.88	1.90	2.09	2.71	2.95
2-year U.S. Treasury	0.12	0.39	1.57	1.97	2.49	2.52
10-year U.S. Treasury	0.92	0.89	1.92	2.14	2.69	2.91
15-year mortgage current coupon (1)	0.65	1.17	2.28	2.52	3.06	3.20
30-year mortgage current coupon (1)	1.28	1.64	2.71	2.95	3.51	3.65

	Year 2020 by Quarter - Average
	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Federal funds effective	1.25%	0.06%	0.09%	0.09%
SOFR	1.25	0.05	0.09	0.09
3-month LIBOR	1.54	0.61	0.25	0.22
2-year LIBOR	1.18	0.32	0.22	0.23
10-year LIBOR	1.34	0.69	0.65	0.87
2-year U.S. Treasury	1.10	0.19	0.14	0.15
10-year U.S. Treasury	1.38	0.68	0.65	0.86
15-year mortgage current coupon (1)	1.86	1.09	0.86	0.88
30-year mortgage current coupon (1)	2.31	1.58	1.32	1.37
(1)     Simple average of current coupon rates of Fannie Mae and Freddie Mac par MBS indications.

The target overnight Federal funds rate was in the range of zero to 0.25 percent at December 31, 2020, a decrease from the range of 1.50 to 1.75 percent at December 31, 2019. The low interest rate environment reflects the evolving risks to economic activity from the COVID-19 pandemic.

Average short-term rates were approximately 170 to 180 basis points lower in 2020 compared to 2019 and average long-term rates decreased by approximately 125 to 135 basis points during that same period. The decline in interest rates negatively impacted income in 2020 primarily because of the lower earnings generated from investing capital and the increased mortgage asset prepayments resulting in higher net amortization of premiums on those assets.

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

Strategic/Business Risk
Advances: Our business is cyclical and Mission Asset Activity normally declines in periods of economic contraction, when financial institutions have ample liquidity, or when there is significant growth in the money supply. Other factors that constrain widespread demand for Advances are the low levels of interest rates and competitiveness of Advances relative to deposits and other sources of wholesale funding.

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

Market Risk
During 2020, as in 2019, the market risk exposure to changing interest rates was moderate overall and well within policy limits. We believe that longer-term profitability would not become uncompetitive unless interest rates were to change quickly and significantly. In the short-term, profitability could become uncompetitive if long-term interest rates decrease in excess of 50 basis points leading to faster prepayments of mortgage assets, which would further accelerate the recognition of purchased premiums.

Capital Adequacy
We believe members place a high value on their capital investment in our company. Capital ratios at December 31, 2020, and all throughout the year, exceeded the regulatory required minimum of four percent. We believe the amount of retained earnings is sufficient to protect against members' impairment risk of their capital stock investment in the FHLB and to provide the opportunity to stabilize or increase future dividends. Our capital policies and Capital Plan also have safeguards to ensure we meet regulatory and prudential capital requirements.

Credit Risk
In 2020, we continued to maintain a de minimis level of overall residual credit risk exposure from our Credit Services, investments, and derivative transactions. We believe policies and procedures related to credit underwriting, Advance collateral management, and transactions with investment and derivative counterparties continue to mitigate these risks. We have never experienced any credit losses, and we continue to have no loan loss reserves or impairment recorded for these instruments. Residual credit risk exposure in the mortgage loan portfolio was minimal.

Liquidity Risk
Our liquidity position remained strong during 2020, as did our overall ability to fund operations through the issuance of Consolidated Obligations at acceptable interest costs. Investor demand for FHLBank System debt continued to be robust. There were no substantive stresses on market access or liquidity from external market and political events. Although we can make no assurances, we believe there is only a remote possibility of a liquidity or funding crisis in the System that could impair our ability to participate, on a cost-effective basis, in issuances of new debt, service outstanding debt, maintain adequate capital levels, or pay competitive dividends.

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

Federal Deposit Insurance Corporation (FDIC) Brokered Deposits Restrictions: On January 22, 2021, the FDIC published a final rule, effective April 1, 2021, that amends its brokered deposits regulations that apply to less than well-capitalized insured depository institutions. The FDIC stated that the amendments are intended to modernize and clarify the FDIC’s brokered deposit regulations and they establish a new framework for analyzing the deposit broker definition, which determines whether deposits placed through deposit placement arrangements qualify as brokered deposits. These deposit placement arrangements include those between insured depository institutions and third parties, such as financial technology companies, for a variety of business purposes, including access to deposits. The amendments to the FDIC's brokered deposit regulations, among other things, clarify what it means to be engaged in the business of facilitating the placement of deposits and expand the scope of the primary purpose exception. The rule amendments are expected to have the effect of narrowing the definition of deposit broker and excluding more deposits from treatment as brokered deposits. The amendments also establish an application and reporting process with respect to the primary purpose exception for businesses that do not meet one of several bright-line tests, and they affirm the FDIC’s position that the brokering of certificates of deposit constitutes deposit brokering.

This rule may have an effect on member demand for certain Advances, but we cannot predict the extent of the impact. We do not expect this rule to materially affect our financial condition or results of operations.

Finance Agency Final Rule on FHLBank Housing Goals Amendments: On June 25, 2020, the Finance Agency published a final rule, effective August 24, 2020, amending the FHLBank housing goals regulation. Enforcement of the final rule will phase in over three years. The final rule eliminated the existing $2.5 billion volume threshold, such that all FHLBanks are subject to a new housing goal, regardless of their mortgage purchase volume. The new housing goal establishes one overall target level requiring 20 percent of an FHLBank's total mortgage purchases to be home-purchase mortgages for low- and very-low income families and low-income areas as well as refinancing mortgages for low-income families. The final rule also establishes a separate small member participation housing goal with a target level of 50 percent. The final rule provides that an FHLBank may request Finance Agency approval of alternative target levels for either or both of the goals. We do not believe these changes will have a material effect on our financial condition or results of operations.

Finance Agency Supervisory Letter - Paycheck Protection Program (PPP) Loans as Collateral for FHLBank Advances: On April 23, 2020, the Finance Agency issued a Supervisory Letter (PPP Supervisory Letter) permitting the FHLBanks to accept PPP loans as collateral for Advances as “Agency Securities,” given the Small Business Administration’s (SBA) 100 percent guarantee of the unpaid principal balance. On April 20, 2020, the SBA's third interim final rule related to PPP loans was published. The rule explicitly waived certain regulatory requirements that must be satisfied before a member could pledge PPP loans to the FHLBanks as collateral. The PPP Supervisory Letter establishes a series of conditions under which the FHLBanks may accept PPP loans as collateral that focus on the financial condition of members, collateral discounts, and pledge dollar limits. On December 27, 2020, the President signed into law an extension of the PPP until March 21, 2021. The April 23, 2020 Supervisory Letter from the Finance Agency allowing us to accept PPP loans as collateral remains in effect.

Coronavirus Aid, Relief, and Economic Security (CARES) Act: The CARES Act was signed into law on March 27, 2020. The $2.2 trillion package was the largest stimulus bill in United States history. The CARES Act is in addition to previous relief legislation passed by Congress in March 2020. The legislation provides the following:
▪Assistance to businesses, states, and municipalities.
▪A loan program for small businesses, non-profits and physician practices that can be forgiven through employee retention incentives.
▪Treasury Secretary authority to make loans or loan guarantees to states, municipalities, and eligible businesses and loosens some regulations imposed through the Dodd-Frank Act.
▪Direct payments to eligible taxpayers and their families.
▪Expanded eligibility for unemployment insurance and payment amounts.
▪Mortgage forbearance provisions and a foreclosure moratorium.

Funding for the PPP, which was created by the CARES Act, was increased with the enactment of subsequent laws, most recently by the Consolidated Appropriations Act, 2021, on December 27, 2020. Additional phases of the CARES Act or other COVID-19 pandemic relief legislation may be enacted by Congress or other actions by the President, state governments, and governmental agencies. In connection with the foreclosure moratorium noted above, we have asked servicers of the mortgage loans we own to temporarily suspend all foreclosure sales and evictions, unless a home is vacant, in order to allow homeowners to stay in their homes during this period. We continue to monitor these actions and guidance as they evolve and to evaluate the potential impact to the U.S. economy; the impacts to mortgages held or serviced by our members that we accept as collateral; the impacts on our MPP portfolio; and the impacts to our overall business.

LIBOR Transition: We are planning for the replacement of LIBOR given that the FCA will no longer persuade or compel banks to submit rates for the calculation of LIBOR and the Federal Reserve Bank of New York has established SOFR as its recommended alternative to LIBOR. On March 5, 2021, the FCA announced that all LIBOR settings will either cease to be provided by any administrator or no longer be representative immediately after December 31, 2021, in the case of 1-week and 2-month U.S. dollar LIBOR, and immediately after June 30, 2023, in the case of the remaining U.S. dollar LIBOR settings. The market activity in SOFR-linked financial instruments has continued to develop and we have offered SOFR-linked Consolidated Obligations and SOFR-linked Advances on an ongoing basis. In addition, a SOFR-based derivatives market has begun to emerge and we have begun to use SOFR-based derivatives to manage interest-rate risk.

As many of our assets and derivatives are still indexed to LIBOR, we have developed and implemented a LIBOR transition plan, which addresses considerations such as LIBOR exposure, fallback language, operational preparedness, and balance sheet management. Part of our LIBOR transition plan includes our previously implemented fallback language for LIBOR-indexed Advances and Consolidated Bonds in new and legacy contracts. As for our investments that are tied to LIBOR, we are monitoring market-wide efforts to enhance fallback language for new activity and develop frameworks to address existing transactions.

On October 23, 2020, the International Swaps and Derivatives Association, Inc. (ISDA), published a Supplement to the 2006 ISDA Definitions (Supplement) and the ISDA 2020 IBOR Fallbacks Protocol (Protocol). Both the Supplement and the Protocol were effective on January 25, 2021. As of that date, all legacy bilateral derivatives transactions subject to Protocol-covered agreements (including ISDA agreements) that incorporate certain covered ISDA definitional booklets and reference a covered Interbank Offered Rate (IBOR), including U.S. dollar LIBOR, were effectively amended to apply the new ISDA-recommended IBOR fallbacks in the event of the relevant IBOR’s cessation. We have adhered to the Protocol and have worked with our counterparties, as necessary, to address over-the-counter derivative agreements referencing U.S. dollar LIBOR as a part of our LIBOR transition efforts.

The Finance Agency has also issued supervisory letters designed to ensure the FHLBanks will be able to identify and prudently manage the risks associated with the termination of LIBOR in a safe and sound manner. As of June 30, 2020, the FHLBanks were required to cease entering into new LIBOR-based financial instruments that mature after December 31, 2021, except for investments and option embedded products. With respect to investments, the Finance Agency required the FHLBanks, by December 31, 2019, to stop purchasing investments that reference LIBOR and mature after December 31, 2021. These phase-out dates did not apply to collateral accepted by the FHLBanks. As directed by the Finance Agency, the FHLBanks began requiring their members to report levels of LIBOR-linked collateral that mature after December 31, 2021. This will assist the FHLBanks in determining the level of member reliance on these assets to support borrowings, make decisions about their future eligibility and the impact of any incremental haircuts and asset value deterioration on borrowing capacity.

We have Advances, investment securities and derivatives with interest rates indexed to LIBOR. Each of these instruments are indexed to LIBOR settings that will no longer be provided after June 30, 2023, as noted above. The following table presents LIBOR-indexed Advances, investment securities and derivatives by contractual maturity at December 31, 2020.

(In millions)	Maturing on or before June 30, 2023	Maturing after June 30, 2023
LIBOR-Indexed Variable Rate Financial Instruments
Advances by redemption term	$2,599	$3,012
MBS by contractual maturity (1)	—	5,929
Total principal amount	$2,599	$8,941
Derivatives, notional amount by termination date	$9,339	$4,680
(1)MBS are presented by contractual maturity; however, their expected maturities will likely differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

The market transition away from LIBOR towards SOFR is gradual and complicated, including the possible development of term structures and credit adjustments to accommodate differences between LIBOR and SOFR. As such, we are not currently able to predict the ultimate impact of such a transition on our business, financial condition, and results of operations.

ANALYSIS OF FINANCIAL CONDITION

Credit Services

Credit Activity and Advance Composition
The table below shows trends in Advance balances by major programs and in the notional amount of Letters of Credit.

(Dollars in millions)	December 31, 2020		December 31, 2019
	Balance	Percent(1)	Balance	Percent(1)
Adjustable/Variable Rate-Indexed:
LIBOR	$5,611	22%	$10,430	22%
SOFR	118	1	500	1
Other	82	—	221	1
Total	5,811	23	11,151	24
Fixed-Rate:
Repurchase based (REPO)	3,780	15	19,386	41
Regular Fixed-Rate	9,587	38	11,476	24
Putable (2)	2,657	11	1,444	3
Amortizing/Mortgage Matched	2,021	8	2,358	5
Other	1,151	5	1,449	3
Total	19,196	77	36,113	76
Total Advances Principal	$25,007	100%	$47,264	100%

Letters of Credit (notional)	$28,812		$16,205

(Dollars in millions)	December 31, 2020		September 30, 2020		June 30, 2020		March 31, 2020
	Balance	Percent(1)	Balance	Percent(1)	Balance	Percent(1)	Balance	Percent(1)
Adjustable/Variable-Rate Indexed:
LIBOR	$5,611	22%	$5,846	22%	$21,071	44%	$28,889	36%
SOFR	118	1	116	—	116	—	2,000	3
Other	82	—	123	1	83	—	247	—
Total	5,811	23	6,085	23	21,270	44	31,136	39
Fixed-Rate:
Repurchase based (REPO)	3,780	15	3,896	15	8,978	18	28,058	35
Regular Fixed-Rate	9,587	38	10,207	38	11,445	24	14,452	18
Putable (2)	2,657	11	3,107	12	3,164	6	3,164	4
Amortizing/Mortgage Matched	2,021	8	2,195	8	2,309	5	2,439	3
Other	1,151	5	1,158	4	1,241	3	680	1
Total	19,196	77	20,563	77	27,137	56	48,793	61
Total Advances Principal	$25,007	100%	$26,648	100%	$48,407	100%	$79,929	100%

Letters of Credit (notional)	$28,812		$23,011		$22,381		$15,785
(1)As a percentage of total Advances principal.
(2)Excludes Putable Advances where the related put options have expired or where the Advance is indexed to a variable-rate. These Advances are classified based on their current terms.

Advance balances at December 31, 2020 decreased 47 percent compared to year-end 2019. Advance balances declined in 2020 as large-asset members reduced their borrowings. The reduction in borrowings was primarily driven by these members generally experiencing an inflow of deposits on their balance sheets, while also having access to other liquidity sources as a result of certain government actions related to the pandemic. Despite the overall decline, Advances spiked across our membership at the end of the first quarter of 2020 as the financial markets reacted to the COVID-19 pandemic, and members turned to us for liquidity, primarily in the form of LIBOR and REPO Advances. Most of these Advances matured or prepaid by the end of 2020.

Advance Usage
In addition to analyzing Advance balances by dollar trends, we monitor the degree to which members use Advances to fund their balance sheets. The following table shows the unweighted, average ratio of each member's Advance balance to its most-recently available figures for total assets.

	December 31, 2020	December 31, 2019
Average Advances-to-assets for members
Assets less than $1.0 billion (514 members)	1.99%	2.55%
Assets over $1.0 billion (114 members)	2.11	3.31
All members	2.01	2.67

The following table shows Advance usage of members by charter type.

(Dollars in millions)	December 31, 2020		December 31, 2019
	Principal Amount of Advances	Percent of Total Principal Amount of Advances	Principal Amount of Advances	Percent of Total Principal Amount of Advances
Commercial Banks	$9,530	38%	$31,590	67%
Savings Institutions	4,922	20	5,689	12
Credit Unions	1,344	5	1,307	3
Insurance Companies	9,201	37	8,629	18
Community Development Financial Institutions	—	—	1	—
Total member Advances	24,997	100	47,216	100
Former member borrowings	10	—	48	—
Total principal amount of Advances	$25,007	100%	$47,264	100%

The following tables present principal balances for the five members with the largest Advance borrowings.

(Dollars in millions)
December 31, 2020			December 31, 2019
Name	Principal Amount of Advances	Percent of Total Principal Amount of Advances	Name	Principal Amount of Advances	Percent of Total Principal Amount of Advances
U.S. Bank, N.A.	$4,273	17%	U.S. Bank, N.A.	$13,874	29%
Third Federal Savings and Loan Association	3,443	14	JPMorgan Chase Bank, N.A.	4,500	10
Nationwide Life Insurance Company	2,062	8	Third Federal Savings and Loan Association	3,883	8
Protective Life Insurance Company	1,955	8	First Horizon Bank	2,200	5
Western-Southern Life Assurance Co.	1,344	5	Pinnacle Bank	2,063	4
Total of Top 5	$13,077	52%	Total of Top 5	$26,520	56%

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

Mortgage Loans Held for Portfolio (Mortgage Purchase Program, or MPP)

The table below shows principal purchases and reductions of loans in the MPP for each of the last two years.

(In millions)	2020	2019
Balance, beginning of year	$10,981	$10,272
Principal purchases	2,626	2,631
Principal reductions	(4,291)	(1,922)
Balance, end of year	$9,316	$10,981

Although there were 82 active members participating in the MPP during 2020, approximately 50 percent of the principal purchases in 2020 resulted from activity of our seven largest sellers. All loans acquired in 2020 were conventional loans.

The following tables show the percentage of principal balances from Participating Financial Institutions (PFIs) supplying five percent or more of total principal and the percentage of principal balances from all other PFIs. As shown below, MPP activity is concentrated amongst a few members.

(Dollars in millions)	December 31, 2020			December 31, 2019
	Principal	% of Total		Principal	% of Total
Union Savings Bank	$2,826	30%	Union Savings Bank	$3,574	33%
Guardian Savings Bank FSB	796	9	Guardian Savings Bank FSB	1,004	9
All others	5,694	61	FirstBank	714	7
Total	$9,316	100%	All others	5,689	51
			Total	$10,981	100%

We closely track the refinancing incentives of our mortgage assets (including loans in the MPP and MBS) because the option for homeowners to change their principal payments normally represents the largest portion of our market risk exposure and can affect MPP balances. MPP principal paydowns increased in 2020 to a 30 percent annual constant prepayment rate, compared to the 14 percent rate for all of 2019, driven by reductions in mortgage rates. MPP yields on purchases in 2020, after consideration of funding and hedging costs, continued to offer favorable returns. However, MPP yields on existing portfolio balances, net of funding and hedging costs, have declined and are expected to remain at lower levels in the short-term due to the increased prepayment speeds noted above. Despite the lower yields on existing MPP balances, the metrics of portfolio return relative to their market and credit risks continue to indicate that the MPP has generated, and can be expected to continue to generate, a profitable long-term, risk-adjusted return.

Housing and Community Investment

In 2020, we accrued $31 million of earnings for the Affordable Housing Program, which will be awarded to members in 2021 through either our competitive or Welcome Home programs.

Including funds available in 2020 from previous years, we had $28 million available for the competitive Affordable Housing Program in 2020, which we awarded to 49 projects through a single competitive offering. In addition, we disbursed over $11 million to 178 members on behalf of 2,206 homebuyers through the Welcome Home Program, which assists homebuyers with down payments and closing costs. In total, approximately 40 percent of members applied for funding under the two Affordable Housing Programs.

Additionally, in 2020, our Board committed $2.0 million to the Carol M. Peterson Housing Fund, which helped 332 homeowners, and continued its commitment to the Disaster Reconstruction Program. Furthermore, in support of our members during the COVID-19 pandemic, we created a new Advance program that offered Advances with terms up to six months at zero percent interest to members between May 1, 2020 and September 30, 2020. These Advances supported COVID-19 related assistance made by all Fifth District members. In 2020, we issued a total of $183 million of these Advances of which $34 million remained outstanding at December 31, 2020. The Carol M. Peterson Housing Fund, Disaster Reconstruction Program and COVID-19 related Advances are all voluntary programs beyond the 10 percent of earnings that we are required by law to set aside for the Affordable Housing Program.

Our activities to support affordable housing and economic development also include offering Advances through the Affordable Housing Program, Community Investment Program and Economic Development Program with below-market interest rates at or near funding costs. At the end of 2020, Advance balances under these programs totaled $302 million.

Investments

The table below presents the ending and average balances of our investment portfolio.

(In millions)	2020		2019
	Ending Balance	Average Balance	Ending Balance	Average Balance
Liquidity investments	$17,285	$20,548	$20,924	$22,525
MBS	9,756	11,864	13,465	15,029
Other investments (1)	—	459	—	232
Total investments	$27,041	$32,871	$34,389	$37,786
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

The balance of liquidity investments was lower at December 31, 2020 compared to year-end 2019 as we decided to hold more of our liquidity portfolio as deposits at the Federal Reserve in anticipation of volatile market conditions. At December 31, 2020, we held $3.0 billion in deposits at the Federal Reserve, which are reflected in cash and due from banks on the Statements of Condition. The average balance of liquidity investments in 2020 and 2019 were ample and relatively stable as we continued to hold U.S. Treasury obligations to help meet regulatory liquidity requirements. Under the regulatory requirements, liquidity includes certain high-quality liquid assets, which are defined as U.S. Treasury obligations with remaining maturities of 10 years or less held as trading securities or available-for-sale securities.

Our overarching strategy for balances of MBS is to keep holdings as close as possible to the regulatory maximum. Finance Agency regulations prohibit us from purchasing MBS if our investment in these securities exceeds three times regulatory capital on the day we intend to purchase the securities. The ratio of MBS to regulatory capital was 2.46 at December 31, 2020. The MBS ratio was lower than normal primarily due to the decline in MBS balances given paydowns in the low interest rate environment and the regulatory limitations regarding the purchase of investments that reference LIBOR. Given these limitations, we have not been able to fully replace the prepaid MBS with suitable alternatives that we believe provide an acceptable risk/return tradeoff.

The balance of MBS at December 31, 2020 consisted of $8.7 billion of securities issued by Fannie Mae or Freddie Mac (of which $5.9 billion were floating-rate securities), and $1.0 billion of securities issued by Ginnie Mae (which are primarily fixed rate).
The table below shows principal purchases and paydowns of our MBS for each of the last two years.

(In millions)	MBS Principal
	2020	2019
Balance, beginning of year	$13,447	$15,734
Principal purchases	149	1,205
Principal paydowns	(3,851)	(3,492)
Balance, end of year	$9,745	$13,447

MBS principal paydowns in 2020 equated to a 27 percent annual constant prepayment rate, up from the 20 percent rate experienced in 2019. The higher prepayment rate experienced in 2020 is a result of the historically low mortgage rate environment.

Consolidated Obligations

We fund variable-rate assets with Discount Notes (a portion of which may be swapped), adjustable-rate Bonds, and swapped fixed-rate Bonds because they give us the ability to effectively match the underlying rate reset periods embedded in these assets. The balances and composition of our Consolidated Obligations tend to fluctuate with changes in the balances and composition of our assets. In addition, changes in the amount and composition of our funding may be necessary from time to time to meet the days positive liquidity and asset/liability maturity funding gap requirements discussed in the "Liquidity Risk" section of "Quantitative and Qualitative Disclosures About Risk Management."

The table below presents the ending and average balances of our participations in Consolidated Obligations.

(In millions)	2020		2019
	Ending Balance	Average Balance	Ending Balance	Average Balance
Discount Notes:
Unswapped	$27,503	$39,478	$36,776	$39,286
Swapped	—	3,843	12,401	5,291
Total par Discount Notes	27,503	43,321	49,177	44,577
Other items (1)	(3)	(37)	(93)	(95)
Total Discount Notes	27,500	43,284	49,084	44,482
Bonds:
Unswapped fixed-rate	18,940	21,288	22,420	24,423
Unswapped adjustable-rate (2)	10,639	13,394	11,012	16,132
Swapped fixed-rate	2,372	3,547	4,949	5,310
Total par Bonds	31,951	38,229	38,381	45,865
Other items (1)	46	68	59	44
Total Bonds	31,997	38,297	38,440	45,909
Total Consolidated Obligations (3)	$59,497	$81,581	$87,524	$90,391
(1)Includes unamortized premiums/discounts, fair value option valuation adjustments, hedging and other basis adjustments.
(2)Unswapped adjustable-rate Bonds are indexed to either LIBOR or SOFR. At December 31, 2020, 100 percent were indexed to SOFR. At December 31, 2019, 1 percent were indexed to LIBOR and 99 percent were indexed to SOFR.
(3)The 11 FHLBanks have joint and several liability for the par amount of all of the Consolidated Obligations issued on their behalves. The par amount of the outstanding Consolidated Obligations for all of the FHLBanks was (in millions) $746,772 and $1,025,895 at December 31, 2020 and 2019, respectively.

The ending balance of Discount Notes was lower at December 31, 2020 compared to year-end 2019 due to the reduction in short-term and variable-rate Advances in the last three quarters of 2020. Additionally, given our preference to use unswapped Discount Notes and unswapped adjustable-rate Bonds in the current market environment, we had no swapped Discount Notes outstanding at December 31, 2020. The average balance of Discount Notes in 2020 was significantly higher compared to the balance at the end of 2020 due to the growth in short-term and variable-rate Advances across our membership at the end of the first quarter of 2020 as the financial markets reacted to the COVID-19 pandemic.

The average balance of unswapped fixed-rate Bonds, which typically have initial maturities greater than one year, declined in 2020 compared to the average balance in 2019 due to terminating higher coupon fixed-rate Bonds with embedded options as interest rates fell.

The following table shows the allocation on December 31, 2020 of unswapped fixed-rate Bonds according to their final remaining maturity and next call date (for callable Bonds). We believe that the allocations of Bonds among these classifications provide effective mitigation of market risk exposure to both higher and lower interest rates.

(In millions)	Year of Maturity			Year of Next Call
	Callable	Noncallable	Total	Callable
Due in 1 year or less	$—	$5,797	$5,797	$4,292
Due after 1 year through 2 years	25	2,662	2,687	120
Due after 2 years through 3 years	936	2,363	3,299	—
Due after 3 years through 4 years	540	1,253	1,793	—
Due after 4 years through 5 years	1,182	728	1,910	—
Thereafter	1,729	1,725	3,454	—
Total	$4,412	$14,528	$18,940	$4,412

Deposits

Total deposits with us are normally a relatively minor source of low-cost funding. Total interest-bearing deposits at December 31, 2020 were $1.3 billion, an increase of $0.4 billion from year-end 2019.

Derivatives Hedging Activity and Liquidity

Our use of derivatives is discussed in the "Effect of the Use of Derivatives on Net Interest Income" and "Non-Interest Income (Loss)" sections in "Results of Operations." Liquidity is discussed in the "Liquidity Risk" section in “Quantitative and Qualitative Disclosures About Risk Management.”

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

	Year Ended December 31,
(In millions)	2020		2019
	Period End	Average	Period End	Average
GAAP and Regulatory Capital
GAAP Capital Stock	$2,641	$3,567	$3,367	$3,827
Mandatorily Redeemable Capital Stock	19	55	22	25
Regulatory Capital Stock	2,660	3,622	3,389	3,852
Retained Earnings	1,304	1,228	1,094	1,069
Regulatory Capital	$3,964	$4,850	$4,483	$4,921

	2020		2019
	Period End	Average	Period End	Average
GAAP and Regulatory Capital-to-Assets Ratio
GAAP	6.02%	5.39%	4.75%	5.04%
Regulatory (1)	6.07	5.47	4.79	5.08
(1)    At all times, the FHLBanks must maintain at least a four percent minimum regulatory capital-to-assets ratio.

The following table presents the sources of change in regulatory capital stock balances in 2020 and 2019.

(In millions)	2020	2019
Regulatory stock balance at beginning of year	$3,389	$4,343
Stock purchases:
Membership stock	25	157
Activity stock	2,110	435
Stock repurchases/redemptions:
Redemption of member excess	(558)	—
Repurchase of member excess	(2,300)	(1,538)
Withdrawals	(6)	(8)
Regulatory stock balance at the end of the year	$2,660	$3,389

Members' purchases of capital stock in 2020 were primarily to support Advance growth at the end of the first quarter. However, the decrease in GAAP and regulatory capital balances was primarily due to our repurchase of excess capital stock as Advance balances subsequently declined.

The table below shows the amount of excess capital stock.

(In millions)	December 31, 2020	December 31, 2019
Excess capital stock (Capital Plan definition)	$228	$37
Cooperative utilization of capital stock	$380	$781
Mission Asset Activity capitalized with cooperative capital stock	$9,499	$19,536

A portion of our capital stock is excess, meaning it is not required as a condition to being a member and is not currently capitalizing Mission Asset Activity. Excess capital stock provides a base of capital to manage financial leverage at prudent levels, augments loss protections for bondholders, and may be used to capitalize a portion of growth in Mission Assets. At December 31, 2020, the amount of excess stock, as defined by our Capital Plan, was $228 million, an increase of $191 million from year-end 2019. The balance of excess stock grew as many Advances matured or prepaid in the second and third quarters of 2020.

Prior to January 1, 2021, if an individual member's excess stock reached zero, our Capital Plan had permitted us, with certain limits, to capitalize additional Mission Asset Activity of that member with excess stock owned by other members, which is reflected as cooperative utilization of capital stock in the table above. Effective with the most recently amended Capital Plan, members are no longer able to use this cooperative capital for marginal new business.

See the "Capital Adequacy" section in “Quantitative and Qualitative Disclosures About Risk Management” for discussion of our retained earnings.

Membership and Stockholders

In 2020, we added seven new member stockholders and lost 19 member stockholders, ending the year at 628 member stockholders. The decline in membership during 2020 was primarily attributable to intra-district merger activity.

In 2020, there were no material changes in the allocation of membership by state, charter type, or asset size. At the end of 2020, the composition of membership by state was Ohio with 301, Kentucky with 165, and Tennessee with 162.

The following table provides the number of member stockholders by charter type.

	December 31,
	2020	2019
Commercial Banks	351	365
Savings Institutions	78	81
Credit Unions	140	136
Insurance Companies	53	52
Community Development Financial Institutions	6	6
Total	628	640

The following table provides the ownership of capital stock by charter type.

(In millions)	December 31,
	2020	2019
Commercial Banks	$1,459	$2,296
Savings Institutions	398	365
Credit Unions	179	175
Insurance Companies	604	530
Community Development Financial Institutions	1	1
Total GAAP Capital Stock	2,641	3,367
Mandatorily Redeemable Capital Stock	19	22
Total Regulatory Capital Stock	$2,660	$3,389

Credit union members hold relatively less stock than their membership proportion because they tend to be smaller than the average member and borrow less. Insurance company members hold relatively more stock than their membership proportion because they tend to be larger than the average member and borrow more.

The following table provides a summary of member stockholders by asset size.

	December 31,
Member Asset Size (1)	2020	2019
Up to $100 million	147	162
> $100 up to $500 million	297	307
> $500 million up to $1 billion	70	74
> $1 billion	114	97
Total Member Stockholders	628	640
(1)    The December 31 membership composition reflects members' assets as of the most-recently available figures for total assets.

Most members are smaller community financial institutions, with 71 percent having assets up to $500 million. As noted elsewhere, having larger members is important to help achieve our mission objectives, including providing valuable products and services to all members.

RESULTS OF OPERATIONS

The following tables and discussion provide information for the years ended December 31, 2020, 2019 and 2018 and a comparison of the results between 2020 and 2019. For a comparison of the results between 2019 and 2018, see Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2019 Annual Report on Form 10-K.

Components of Earnings and Return on Equity

The following table is a summary income statement for the last three years. Each ROE percentage is computed by dividing income or expense for the category by the average amount of stockholders' equity for the period.

(Dollars in millions)	2020		2019		2018
	Amount	ROE (1)	Amount	ROE (1)	Amount	ROE (1)
Net interest income	$406	8.51%	$406	8.31%	$499	9.24%
Non-interest income (loss):
Net gains (losses) on investment securities	257	5.39	210	4.30	7	0.13
Net gains (losses) on derivatives and hedging activities	(273)	(5.72)	(178)	(3.64)	(41)	(0.75)
Net gains (losses) on financial instruments held under fair value option	(7)	(0.15)	(54)	(1.10)	(14)	(0.26)
Other non-interest income, net	16	0.33	12	0.23	11	0.20
Total non-interest income (loss)	(7)	(0.15)	(10)	(0.21)	(37)	(0.68)
Total income	399	8.36	396	8.10	462	8.56
Non-interest expense	92	1.93	89	1.82	85	1.57
Affordable Housing Program assessments	31	0.65	31	0.63	38	0.70
Net income	$276	5.78%	$276	5.65%	$339	6.29%
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

Components of Net Interest Income
We generate net interest income from the following two components:

▪Net interest rate spread. This component equals the balance of total earning assets multiplied by the difference between the book yield on interest-earning assets and the book cost of interest-bearing liabilities. It is composed of net (amortization)/accretion, prepayment fees on Advances, and all other earnings from interest-earning assets net of funding costs. The latter is the largest component and represents the coupon yields of interest-earning assets net of the coupon costs of interest-bearing liabilities.
▪Earnings from funding assets with capital (“earnings from capital”). Because of our relatively low net interest rate spread compared to other financial institutions, we have historically derived a substantial portion of net interest income from deploying interest-free capital in interest-earning assets. We deploy much of the capital in short-term and adjustable-rate assets in order to help ensure that ROE moves in the same direction as short-term interest rates and to help control market risk exposure.

The following table shows selected components of net interest income. Reasons for the variance in net interest income between the periods are discussed below.

(Dollars in millions)	2020		2019		2018
	Amount	% of Earning Assets	Amount	% of Earning Assets	Amount	% of Earning Assets
Components of net interest rate spread:
Net (amortization)/accretion (1) (2)	$(115)	(0.13)%	$(37)	(0.04)%	$(17)	(0.02)%
Prepayment fees on Advances, net (2)	34	0.04	8	0.01	1	—
Other components of net interest rate spread	441	0.50	317	0.33	407	0.39
Total net interest rate spread	360	0.41	288	0.30	391	0.37
Earnings from funding assets with interest-free capital	46	0.05	118	0.12	108	0.10
Total net interest income/net interest margin (3)	$406	0.46%	$406	0.42%	$499	0.47%
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

Net Amortization/Accretion (generally referred to as "amortization"): While net amortization has been moderate over the past few years, it can become substantial and volatile. When mortgage rates decrease, premium amortization of mortgage assets generally increases, which reduces net interest income. Amortization in 2020 increased significantly compared to 2019 primarily due to a decline in mortgage rates, which led to accelerated prepayments of mortgage assets in 2020.

Prepayment Fees on Advances: Fees for members' early repayment of certain Advances, which are included in net interest income, are designed to make us economically indifferent to whether members hold Advances to maturity or repay them before maturity. Although Advance prepayment fees have been minimal in recent years, they grew in 2020. The growth in Advance prepayment fees was due to the decline in interest rates and the U.S. government's actions to provide liquidity to support the economy.

Other Components of Net Interest Rate Spread: The total other components of net interest rate spread increased $124 million in 2020 compared to 2019. The net increases were primarily due to the factors below.

2020 Versus 2019
▪Higher spreads on shorter-term and floating-rate asset balances-Favorable: Higher spreads on shorter-term and floating-rate assets improved net interest income by an estimated $175 million as the rates on the debt funding these assets declined. However, the increase in net interest income was substantially offset by lower non-interest income (loss) primarily due to an increase of $103 million in the net interest settlements being paid on related derivatives not receiving hedge accounting.

▪Lower spreads earned on MPP-Unfavorable: Lower spreads on mortgage assets decreased net interest income by an estimated $17 million. The lower spreads were driven by the decline in long-term interest rates, which accelerated the prepayments of higher-yielding mortgages.
▪Lower average balances of mortgage-backed securities-Unfavorable: The $3.2 billion decrease in the average balance of mortgage-backed securities lowered net interest income by an estimated $13 million.
▪Lower average Advance balances-Unfavorable: The $4.6 billion decrease in the average balance of Advances lowered net interest income by an estimated $10 million.
▪Unrealized losses on designated fair value hedges-Unfavorable: Net unrealized losses on hedged items and derivatives in qualifying fair value hedge relationships lowered net interest income by $10 million.

Earnings from Capital: Earnings from capital decreased $72 million in 2020 compared to 2019 primarily due to average short-term rates declining more than 170 basis points as the Federal Reserve responded to the evolving risks to economic activity from the COVID-19 pandemic.

Average Balance Sheet and Rates
The following tables provide average balances and rates for major balance sheet accounts, which determine the changes in net interest rate spreads. Interest amounts and average rates are affected by our use of derivatives and the related accounting elections we make. In connection with the January 1, 2019, prospective adoption of the FASB's Targeted Improvements to Accounting for Hedging Activities standard, interest amounts reported for Advances, MBS, Other investments and Swapped Bonds include gains (losses) on hedged items and derivatives in qualifying fair value hedge relationships for the years ended December 31, 2020 and 2019.

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

(Dollars in millions)	2020			2019			2018
	Average Balance	Interest	Average Rate (1)	Average Balance	Interest	Average Rate (1)	Average Balance	Interest	Average Rate (1)
Assets:
Advances	$43,323	$469	1.08%	$47,968	$1,204	2.51%	$65,491	$1,409	2.15%
Mortgage loans held for portfolio (2)	11,264	276	2.45	10,739	340	3.17	9,967	321	3.22
Federal funds sold and securities purchased under resale agreements	7,784	43	0.55	13,142	293	2.23	12,122	228	1.88
Interest-bearing deposits in banks (3) (4) (5)	1,390	8	0.55	1,701	38	2.25	1,843	41	2.22
MBS (4)	11,864	186	1.57	15,029	386	2.57	15,741	380	2.41
Other investments (4)	11,832	265	2.24	7,914	184	2.33	88	2	2.69
Loans to other FHLBanks	5	—	1.22	3	—	2.43	1	—	1.46
Total interest-earning assets	87,462	1,247	1.43	96,496	2,445	2.54	105,253	2,381	2.26
Less: allowance for credit losses on mortgage loans	—			1			1
Other assets	1,248			442			288
Total assets	$88,710			$96,937			$105,540
Liabilities and Capital:
Term deposits	$78	—	0.67	$49	1	2.41	$77	1	1.78
Other interest-bearing deposits (5)	1,208	3	0.25	768	15	1.91	747	13	1.69
Discount Notes	43,284	295	0.68	44,482	989	2.22	49,185	915	1.86
Unswapped fixed-rate Bonds	21,319	432	2.03	24,467	558	2.28	26,618	554	2.08
Unswapped adjustable-rate Bonds	13,394	53	0.40	16,131	371	2.30	16,967	317	1.87
Swapped Bonds	3,584	57	1.58	5,311	104	1.96	5,917	80	1.36
Mandatorily redeemable capital stock	55	1	1.93	25	1	4.50	30	2	6.00
Other borrowings	1	—	—	—	—	2.14	—	—	1.81
Total interest-bearing liabilities	82,923	841	1.02	91,233	2,039	2.24	99,541	1,882	1.89
Non-interest bearing deposits	2			9			4
Other liabilities	1,006			811			599
Total capital	4,779			4,884			5,396
Total liabilities and capital	$88,710			$96,937			$105,540
Net interest rate spread			0.41%			0.30%			0.37%
Net interest income and net interest margin (6)		$406	0.46%		$406	0.42%		$499	0.47%
Average interest-earning assets to interest-bearing liabilities			105.48%			105.77%			105.74%

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

Rates on all of our interest-bearing assets and liabilities decreased in 2020 compared to 2019 due to the decline in interest rates. Average rates on short-term assets and liabilities declined more notably as they repriced quicker to lower rates.

Volume/Rate Analysis
Changes in both average balances (volume) and interest rates influence changes in net interest income, as shown in the following table.

(In millions)	2020 over 2019			2019 over 2018
	Volume (1)(3)	Rate (2)(3)	Total	Volume (1)(3)	Rate (2)(3)	Total
Increase (decrease) in interest income
Advances	$(107)	$(628)	$(735)	$(416)	$211	$(205)
Mortgage loans held for portfolio	16	(80)	(64)	25	(6)	19
Federal funds sold and securities purchased under resale agreements	(88)	(162)	(250)	20	45	65
Interest-bearing deposits in banks	(6)	(24)	(30)	(3)	—	(3)
MBS	(70)	(130)	(200)	(18)	24	6
Other investments	88	(7)	81	182	—	182
Loans to other FHLBanks	—	—	—	—	—	—
Total	(167)	(1,031)	(1,198)	(210)	274	64
Increase (decrease) in interest expense
Term deposits	—	(1)	(1)	(1)	1	—
Other interest-bearing deposits	5	(17)	(12)	—	2	2
Discount Notes	(26)	(668)	(694)	(93)	167	74
Unswapped fixed-rate Bonds	(67)	(59)	(126)	(47)	51	4
Unswapped adjustable-rate Bonds	(54)	(264)	(318)	(16)	70	54
Swapped Bonds	(29)	(18)	(47)	(9)	33	24
Mandatorily redeemable capital stock	1	(1)	—	—	(1)	(1)
Other borrowings	—	—	—	—	—	—
Total	(170)	(1,028)	(1,198)	(166)	323	157
Increase (decrease) in net interest income	$3	$(3)	$—	$(44)	$(49)	$(93)
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

Effect of the Use of Derivatives on Net Interest Income
As noted above, for the years ended December 31, 2020 and 2019, gains (losses) on hedged items and derivatives in qualifying fair value hedge relationships are recorded in interest income or expense as a result of the January 1, 2019 prospective adoption of hedge accounting guidance. In addition, for derivatives designated as a fair value hedge, the net interest settlements of interest receivables or payables related to such derivatives are recognized as adjustments to the interest income or expense of the designated hedged item. As such, beginning in 2019, all the effects on earnings of derivatives qualifying for fair value hedge accounting are reflected in net interest income. The effect on earnings from derivatives not receiving fair value hedge are reflected in non-interest income (loss). The following table shows the impact on net interest income from the effect of derivatives and hedging activities.

(In millions)	2020	2019	2018
Advances:
Amortization of hedging activities in net interest income	$(1)	$(1)	$(1)
Gains (losses) on designated fair value hedges	(16)	(6)	N/A
Net interest settlements included in net interest income	(91)	36	24
Investment securities:
Net interest settlements included in net interest income	(2)	—	—
Mortgage loans:
Amortization of derivative fair value adjustments in net interest income	(12)	(3)	(1)
Consolidated Obligation Bonds:
Net interest settlements included in net interest income	2	2	(3)
Increase (decrease) to net interest income	$(120)	$28	$19

Most of our use of derivatives is to synthetically convert the fixed interest rates on certain Advances, investments and Consolidated Obligations to adjustable rates tied to an eligible benchmark rate (e.g., LIBOR, the Federal funds effective rate, or SOFR). The negative net effect of derivatives on net interest income in 2020 was primarily due to lower short-term benchmark interest rates in 2020 compared to 2019, which resulted in net interest settlements being paid, rather than received, on certain Advances where the fixed interest rates were converted to adjustable-coupon rates. The fluctuation in earnings from the use of derivatives was acceptable because it enabled us to lower market risk exposure by matching actual cash flows between assets and liabilities more closely than would otherwise occur.

Non-Interest Income (Loss)

Non-interest income (loss) consists of certain realized and unrealized gains (losses) on investment securities, derivatives activities, financial instruments held under the fair value option, and other non-interest earning activities. The following tables present the net effect of derivatives and hedging activities on non-interest income (loss). In connection with the January 1, 2019 prospective adoption of hedge accounting guidance, gains (losses) on hedged items and derivatives in a qualifying fair value hedge relationship are no longer recorded in non-interest income (loss) for the years ended December 31, 2020 and 2019. As such, beginning in 2019, the effects of derivatives and hedging activities on non-interest income relate only to derivatives not qualifying for fair value hedge accounting.

	2020
(In millions)	Advances	Investment Securities	Mortgage Loans	Bonds	Discount Notes	Balance Sheet (1)	Other	Total
Net effect of derivatives and hedging activities
Gains (losses) on derivatives not receiving hedge accounting	$—	$(242)	$(10)	$14	$—	$91	$—	$(147)
Net interest settlements on derivatives not receiving hedge accounting	—	(172)	—	23	22	—	—	(127)
Price alignment amount	—	—	—	—	—	—	1	1
Net gains (losses) on derivatives and hedging activities	—	(414)	(10)	37	22	91	1	(273)
Gains (losses) on trading securities (2)	—	257	—	—	—	—	—	257
Gains (losses) on financial instruments held under fair value option (3)	1	—	—	(9)	1	—	—	(7)
Total net effect on non-interest income	$1	$(157)	$(10)	$28	$23	$91	$1	$(23)

	2019
(In millions)	Advances	Investment Securities	Mortgage Loans	Bonds	Discount Notes	Balance Sheet (1)	Other	Total
Net effect of derivatives and hedging activities
Gains (losses) on derivatives not receiving hedge accounting	$(2)	$(194)	$4	$54	$—	$(19)	$—	$(157)
Net interest settlements on derivatives not receiving hedge accounting	2	—	—	(26)	—	—	—	(24)
Price alignment amount	—	—	—	—	—	—	3	3
Net gains (losses) on derivatives and hedging activities	—	(194)	4	28	—	(19)	3	(178)
Gains (losses) on trading securities (2)	—	210	—	—	—	—	—	210
Gains (losses) on financial instruments held under fair value option (3)	—	—	—	(53)	(1)	—	—	(54)
Total net effect on non-interest income	$—	$16	$4	$(25)	$(1)	$(19)	$3	$(22)

	2018
(In millions)	Advances	Investment Securities	Mortgage Loans	Bonds	Balance Sheet (1)	Total
Net effect of derivatives and hedging activities
Gains (losses) on fair value hedges	$2	$—	$—	$—	$—	$2
Gains (losses) on derivatives not receiving hedge accounting	1	(9)	(1)	18	(6)	3
Net interest settlements on derivatives not receiving hedge accounting	—	—	—	(46)	—	(46)
Net gains (losses) on derivatives and hedging activities	3	(9)	(1)	(28)	(6)	(41)
Gains (losses) on trading securities (2)	—	7	—	—	—	7
Gains (losses) on financial instruments held under fair value option (3)	—	—	—	(14)	—	(14)
Total net effect on non-interest income	$3	$(2)	$(1)	$(42)	$(6)	$(48)
(1)Balance sheet includes synthetic basis swaps and swaptions, which are not designated as hedging a specific financial instrument.
(2)Includes only those gains (losses) on trading securities that have an assigned economic derivative; therefore, this line item may not agree to the Statement of Income.
(3)Includes only those gains or losses on financial instruments held at fair value that have an economic derivative "assigned."

The net amount of income volatility in derivatives and hedging activities was moderate and consistent with the close hedging relationships of our derivative transactions. Most of the volatility was a result of both unrealized fair value gains and losses on instruments we expect to hold to maturity and the sale of interest rate swaptions as interest rates fell to historically low levels during the first quarter of 2020. We use swaptions to hedge market risk exposure associated with fixed-rate mortgage assets and may sell swaptions as interest rates change in order to offset actual and anticipated risks associated with holding fixed-rate mortgage assets.

At December 31, 2020, we held $10.5 billion of fixed-rate U.S. Treasury and GSE obligations and swapped them to a variable rate. These investments are classified as trading securities and are recorded at fair value, with changes in fair value reported in non-interest income (loss). There are a number of factors that affect the fair value of these securities, including changes in interest rates, the passage of time, and volatility. By hedging these trading securities, the gains or losses on these trading securities will generally be offset by the gains or losses on the associated interest rate swaps.

Non-Interest Expense

The following table presents non-interest expense and related financial ratios for each of the last three years.

(Dollars in millions)	2020	2019	2018
Non-interest expense
Compensation and benefits	$50	$46	$46
Other operating expense	21	22	20
Finance Agency	7	7	7
Office of Finance	5	5	5
Other	9	9	7
Total non-interest expense	$92	$89	$85

Our business is designed to support significant changes in asset levels without having to undergo material changes in staffing, operations, risk practices, or general resource needs. Accordingly, total non-interest expenses have remained stable with only minimal increases over the past several years.

Analysis of Quarterly ROE

The following table summarizes the components of 2020's quarterly ROE and provides quarterly ROE for 2019 and 2018.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Components of 2020 ROE:
Net interest income:
Other net interest income	8.69%	11.74%	9.68%	10.33%	10.19%
Net amortization	(1.91)	(1.98)	(2.67)	(3.22)	(2.40)
Prepayment fees	0.37	0.95	0.62	0.94	0.72
Total net interest income	7.15	10.71	7.63	8.05	8.51
Net gains (losses) on derivatives and hedging activities	(25.60)	(2.43)	1.61	3.45	(5.72)
Other non-interest income (loss)	28.27	1.36	(2.23)	(4.95)	5.57
Total non-interest income (loss)	2.67	(1.07)	(0.62)	(1.50)	(0.15)
Total income	9.82	9.64	7.01	6.55	8.36
Total non-interest expense	2.11	1.72	1.79	2.18	1.93
Affordable Housing Program assessments	0.77	0.80	0.52	0.44	0.65
2020 ROE	6.94%	7.12%	4.70%	3.93%	5.78%

2019 ROE	5.59%	5.09%	5.36%	6.64%	5.65%

2018 ROE	6.23%	6.15%	6.87%	5.90%	6.29%

The volatility in quarterly ROE during 2020 was primarily driven by the impacts of the COVID-19 pandemic and the low interest rate environment. For example, ROE in the first two quarters of 2020 was elevated given the sale of interest rate swaptions during the first quarter of 2020 and given the increase in Advance activity at the end of the first quarter as the financial markets reacted to the COVID-19 pandemic, and members turned to us for liquidity. However, ROE decreased significantly in the last two quarters of 2020 as a result of the higher volume of mortgage refinance activity, which led to elevated levels of mortgage loan repayments and related premium amortization. Additionally, the historically low short-term interest rates throughout 2020 lowered the earnings generated from investing our capital.

Segment Information

Note 14 of the Notes to Financial Statements presents information on our two operating business segments. We manage financial operations and market risk exposure primarily at the macro level, and within the context of the entire balance sheet, rather than exclusively at the level of individual segments. Under this approach, the market risk/return profile of each segment may not match, or possibly even have the same trends as, what would occur if we managed each segment on a stand-alone basis. The tables below summarize each segment's operating results for the periods shown.

(Dollars in millions)	Traditional Member Finance	MPP	Total
2020
Net interest income	$385	$21	$406
Net income	$221	$55	$276
Average assets	$77,090	$11,620	$88,710
Assumed average capital allocation	$4,149	$630	$4,779
Return on average assets (1)	0.29%	0.48%	0.31%
Return on average equity (1)	5.33%	8.76%	5.78%

2019
Net interest income	$309	$97	$406
Net income	$206	$70	$276
Average assets	$83,867	$13,070	$96,937
Assumed average capital allocation	$4,226	$658	$4,884
Return on average assets (1)	0.25%	0.54%	0.28%
Return on average equity (1)	4.87%	10.71%	5.65%

2018
Net interest income	$390	$109	$499
Net income	$255	$84	$339
Average assets	$93,531	$12,009	$105,540
Assumed average capital allocation	$4,781	$615	$5,396
Return on average assets (1)	0.27%	0.70%	0.32%
Return on average equity (1)	5.34%	13.65%	6.29%
(1)Amounts used to calculate returns are based on numbers in thousands. Accordingly, recalculations based upon the disclosed amounts in millions may not produce the same results.

Traditional Member Finance Segment
Net interest income increased in 2020 compared to 2019 primarily due to higher spreads earned on liquidity investments as well as an increase in prepayment fees on Advances. However, these favorable factors were partially offset by lower earnings from funding assets with interest-free capital and the decline in average MBS balances. Much of the benefits to net interest income were offset by an increase in net interest settlements paid on derivatives not receiving hedge accounting, which are recorded in non-interest income (loss).

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

Net income decreased in 2020 compared to 2019 due to higher net amortization and lower spreads earned on MPP driven by the low interest rate environment. We expect the trend of higher net amortization to continue in the near future unless mortgage rates rise. The negative factors were partially offset in 2020 by the sale of interest rate swaptions as rates fell to historically low levels in the first quarter of 2020.

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

We practice this conservative risk philosophy in many ways:

▪We operate with moderate market risk and limited residual credit risk, liquidity risk, operational risk, and capital impairment risk.

▪We have a business objective to ensure competitive and relatively stable profitability.

▪We make conservative investment choices in terms of the types of investments we purchase and counterparties with which we engage.

▪We use derivatives to hedge assets and liabilities and to help reduce market risk exposure.

▪We maintain a prudent amount of financial leverage.

▪We are judicious in instituting regular, district-wide repurchases of excess stock.

▪We hold an amount of retained earnings that we believe will protect the par value of capital stock and provide for dividend stabilization.

▪We create a working and operating environment that emphasizes a stable employee base.

We have numerous Board-adopted policies and processes that address risk management including risk appetite, tolerances, limits, guidelines, and regulatory compliance. Our cooperative business model, corporate objectives, capital structure, and regulatory oversight provide us clear incentives to minimize risk exposures. Our policies and operating practices are designed to limit risk exposures from ongoing operations in the following broad ways:

▪by anticipating potential business risks and developing appropriate responses;

▪by defining permissible lines of business;

▪by limiting the kinds of assets we are permitted to hold in terms of their credit risk exposure and the kinds of hedging and financing arrangements we are permitted to use;

▪by limiting the amount of market risk to which we are permitted to be exposed;

▪by specifying very conservative tolerances for credit risk posed by Advances;

▪by specifying capital adequacy minimums; and

▪by requiring strict adherence to internal controls and operating procedures, adequate insurance coverage, and comprehensive Human Resources policies, procedures, and strategies.

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

▪Market Value of Equity Sensitivity. The market value of equity for the entire balance sheet in two hypothetical interest rate scenarios (up 200 basis points and down 100 to 200 basis points from the current interest rate environment) must be between positive and negative 10 percent of the current balance sheet's market value of equity. The interest rate movements are “shocks,” defined as instantaneous, permanent, and parallel changes in interest rates in which every point on the yield curve is changed by the same amount. The size of the down shock varies with the level of long-term interest rates observed when measuring the risk.

▪Duration of Equity. The duration of equity for the entire balance sheet in the current (“base case”) interest rate environment must be between positive and negative five years and in the two interest rate shock scenarios (up 200 basis points and down 100 to 200 basis points from the current interest rate environment) must be between positive and negative six years.

▪Mortgage Assets Portfolio. The change in net market value of the mortgage assets portfolio as a percentage of the book value of portfolio assets must be between positive and negative three percent in each of the two interest rate shock scenarios. Net market value is defined as the market value of assets minus the market value of liabilities, with no assumed capital allocation.

▪Market Capitalization. The market capitalization ratio (defined as the ratio of the market value of equity to the par value of regulatory stock) must be above 100 percent in the current rate environment and must be above 95 percent in each of the two interest rate shock scenarios.

▪Fixed Rate Mortgage Assets as a Multiple of Regulatory Capital. The amount of fixed mortgage assets must be less than five times the amount of regulatory capital.

▪MPP Assets as a Multiple of Regulatory Capital. The amount of MPP assets must be less than four times the amount of regulatory capital.

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

Market Value of Equity

(Dollars in millions)	Down 300	Down 200	Down 100	Flat Rates	Up 100	Up 200	Up 300
Average Results
2020 Full Year
Market Value of Equity	$4,541	$4,541	$4,547	$4,624	$4,723	$4,608	$4,466
% Change from Flat Case	(1.8)%	(1.8)%	(1.7)%	—	2.1%	(0.3)%	(3.4)%
2019 Full Year
Market Value of Equity	$4,545	$4,580	$4,652	$4,729	$4,674	$4,586	$4,528
% Change from Flat Case	(3.9)%	(3.1)%	(1.6)%	—	(1.1)%	(3.0)%	(4.3)%
Month-End Results
December 31, 2020
Market Value of Equity	$3,765	$3,765	$3,791	$3,835	$3,893	$3,777	$3,676
% Change from Flat Case	(1.8)%	(1.8)%	(1.1)%	—	1.5%	(1.5)%	(4.2)%
December 31, 2019
Market Value of Equity	$4,257	$4,262	$4,236	$4,372	$4,313	$4,213	$4,144
% Change from Flat Case	(2.6)%	(2.5)%	(3.1)%	—	(1.3)%	(3.6)%	(5.2)%
Duration of Equity

(In years)	Down 300	Down 200	Down 100	Flat Rates	Up 100	Up 200	Up 300
Average Results
2020 Full Year	—	—	(0.9)	(2.6)	1.0	3.4	2.0
2019 Full Year	(0.8)	(1.4)	(1.7)	(0.8)	1.7	1.4	1.1
Month-End Results
December 31, 2020	—	(0.1)	(1.4)	(2.3)	1.8	3.2	1.2
December 31, 2019	(0.1)	0.6	(2.1)	(1.2)	2.0	1.7	1.4

The overall market risk exposure to changing interest rates was within policy limits during the periods presented. At December 31, 2020, exposure to falling interest rates in the down shock scenarios was muted as some rates become floored at near zero rate levels. Exposure to moderate rising rate shocks decreased due to the reduction in all market rates that occurred during the first quarter of 2020. The duration of equity provides an estimate of the change in market value of equity for a 1.00 percentage point further change in interest rates from the rate shock level.

Based on the totality of our risk analysis, we expect that profitability, defined as the level of ROE compared with short-term market rates, will remain competitive over the long term unless interest rates change by large amounts in a short period of time. Further declines in long-term interest rates could substantially decrease income in the near term (one to two years) before reverting over time to average levels. This temporary reduction in income would be driven by additional recognition of mortgage asset premiums as the further incentive for borrowers to refinance results in faster than anticipated repayments of those mortgage assets.

Market Risk Exposure of the Mortgage Assets Portfolio
The mortgage assets portfolio normally accounts for almost all market risk exposure because of prepayment volatility that we cannot completely hedge while maintaining sufficient net spreads. Sensitivities of the market value of equity allocated to the mortgage assets portfolio under interest rate shocks (in basis points) are shown below. The average mortgage assets portfolio had an assumed capital allocation of $1.3 billion in 2020 based on the entire balance sheet's average regulatory capital-to-assets ratio. Average results shown in the table below are compiled using data for each month end. The market value sensitivities are one measure we use to analyze the portfolio's estimated market risk exposure.

% Change in Market Value of Equity-Mortgage Assets Portfolio

	Down 300	Down 200	Down 100	Flat Rates	Up 100	Up 200	Up 300
Average Results
2020 Full Year	(15.9)%	(15.9)%	(14.6)%	—	11.9%	2.4%	(10.3)%
2019 Full Year	(28.6)%	(24.1)%	(10.4)%	—	(2.4)%	(8.3)%	(11.7)%
Month-End Results
December 31, 2020	(15.3)%	(15.3)%	(11.3)%	—	10.6%	3.9%	(1.7)%
December 31, 2019	(17.7)%	(17.2)%	(12.5)%	—	(5.6)%	(14.6)%	(20.5)%

The average risk exposure of the mortgage assets portfolio in 2020 remained aligned with our preference to keep our exposure to market risk at a low to moderate level. The variances between periods primarily reflect the impact of lower long-term interest rates observed in 2020. These lower long-term interest rates resulted in reduced exposure to moderate rising rate shocks and muted exposure to falling rate shocks as they become floored when they reach near zero rate levels. We believe the mortgage asset portfolio will continue to provide an acceptable risk adjusted return consistent with our risk appetite philosophy.

Use of Derivatives in Market Risk Management
A key component of hedging market risk exposure is the use of derivative transactions. The following table presents the notional amounts of the derivatives classified by how we designate the hedging relationship. The notional amount of derivatives at December 31, 2020 decreased by $19.5 billion from the end of 2019, primarily due to our use of unswapped Discount Notes and unswapped adjustable-rate Bonds rather than swapping Discount Notes in the current market environment.

(In millions)		December 31, 2020		December 31, 2019
Hedged Item/Hedging Instrument	Hedging Objective	Fair Value Hedge	Economic Hedge	Fair Value Hedge	Economic Hedge
Advances:
Pay-fixed, receive-float interest rate swap (without options)	Converts the Advance's fixed rate to a variable-rate index.	$7,409	$5	$7,449	$5
Pay-fixed, receive-float interest rate swap (with options)	Converts the Advance's fixed rate to a variable-rate index and offsets option risk in the Advance.	2,664	27	1,327	155
Pay-float with embedded features, receive-float interest rate swap (callable)	Reduces interest-rate sensitivity and repricing gaps by offsetting embedded option risk in the Advance.	—	—	200	—
Total Advances		10,073	32	8,976	160
Investment securities:
Pay-fixed, receive-float interest rate swap (without options)	Converts the investment security's fixed rate to a variable-rate index.	274	9,817	124	11,202
Mortgage Loans:
Forward settlement agreement	Protects against changes in market value of fixed-rate Mandatory Delivery Contracts resulting from changes in interest rates.	—	—	—	849
Consolidated Obligations Bonds:
Receive-fixed, pay-float interest rate swap (without options)	Converts the Bond's fixed rate to a variable-rate index.	131	2,241	—	4,709
Receive-fixed, pay-float interest rate swap (with options)	Converts the Bond's fixed rate to a variable-rate index and offsets option risk in the Bond.	—	—	210	30
Total Consolidated Obligations Bonds		131	2,241	210	4,739
Consolidated Discount Notes:
Receive-fixed, pay-float interest rate swap (without options)	Converts the Discount Note's fixed rate to a variable-rate index.	—	—	—	12,401
Balance Sheet:
Pay-float, receive-fixed interest-rate swap	Interest-rate swap not linked to a specific asset, liability or forecasted transaction.	—	589	—	—
Pay-fixed, receive-float interest-rate swap	Interest-rate swap not linked to a specific asset, liability or forecasted transaction.	—	589	—	—
Interest rate swaptions	Provides the option to enter into an interest rate swap to offset interest-rate or prepayment risk.	—	2,175	—	6,000
Total Balance Sheet		—	3,353	—	6,000
Stand-Alone Derivatives:
Mandatory Delivery Contracts	Exposure to fair-value risk associated with fixed rate mortgage purchase commitments.	—	137	—	936
Total		$10,478	$15,580	$9,310	$36,287

See Note 7 of the Notes to Financial Statements for additional information on how we use derivatives and the types of assets and liabilities hedged with derivatives.

Capital Adequacy

Retained Earnings
We must hold sufficient capital to protect against exposure to various risks, including market, credit, and operational. We regularly conduct a variety of measurements and assessments for capital adequacy. At December 31, 2020, our capital management policy set forth approximately $290 million as the minimum amount of retained earnings we believe is necessary to mitigate impairment risk.

The following table presents retained earnings.

(In millions)	December 31, 2020	December 31, 2019
Unrestricted retained earnings	$803	$648
Restricted retained earnings (1)	501	446
Total retained earnings	$1,304	$1,094
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

(Dollars in millions)	December 31, 2020	December 31, 2019
Market risk-based capital	$211	$264
Credit risk-based capital	204	367
Operational risk-based capital	124	190
Total risk-based capital requirement	539	821
Total permanent capital	3,964	4,483
Excess permanent capital	$3,425	$3,662
Risk-based capital as a percent of permanent capital	14%	18%

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

	December 31, 2020	December 31, 2019
Market Value of Equity to Par Value of Regulatory Capital Stock - Base Case (Flat Rates) Scenario	144%	129%
Market Value of Equity to Par Value of Regulatory Capital Stock - Down Shock (1)	143	125
Market Value of Equity to Par Value of Regulatory Capital Stock - Up Shock (2)	142	124
(1)    Represents a down shock of 100 basis points.
(2)    Represents an up shock of 200 basis points.

A base case value below 100 percent could indicate that, in the remote event of an immediate liquidation scenario involving redemption of all capital stock, capital stock may be returned to stockholders at a value below par. This could be due to experiencing risks that lower the market value of capital and/or to having an insufficient amount of retained earnings. In 2020, the market capitalization ratios in the scenarios presented continued to be above our policy requirements. The base case ratio at December 31, 2020 was well above 100 percent and increased relative to year-end 2019. The increase was driven primarily by the growth in retained earnings, which rose to 49 percent of regulatory capital stock, combined with declining stock balances and stable market risk exposure.

The following table presents the market value of equity to the book value of total capital and mandatorily redeemable capital stock.

	December 31, 2020	December 31, 2019
Market Value of Equity to Book Value of Capital - Base Case (Flat Rates) Scenario (1)	97%	98%
Market Value of Equity to Book Value of Capital - Down Shock (1)(2)	96	95
Market Value of Equity to Book Value of Capital - Up Shock (1)(3)	96	94
(1)    Capital includes total capital and mandatorily redeemable capital stock.
(2)    Represents a down shock of 100 basis points.
(3)    Represents an up shock of 200 basis points.

A base-case value below 100 percent indicates that we have realized or could realize risks (especially market risk), such that the market value of total capital owned by stockholders is below the book value of total capital. The base-case ratio of 97 percent at December 31, 2020 indicates that the market value of total capital is $114 million below the book value of total capital. In a scenario in which interest rates increase 200 basis points, the market value of total capital would be $172 million below the book value of total capital. This indicates that in a liquidation scenario, stockholders would not receive the full sum of their total equity ownership in the FHLB. We believe the likelihood of a liquidation scenario is extremely remote; and therefore, we accept the risk of diluting equity ownership in such a scenario.

Credit Risk

Overview
Our business entails a significant amount of inherent credit risk exposure. We believe our risk management practices, discussed below, minimize residual credit risk levels. We have no loan loss reserves or impairment recorded for Credit Services, investments, or derivatives. We have a minimal amount of legacy credit risk exposure in the MPP.

Credit Services
Overview: We have policies and practices to manage credit risk exposure from our secured lending activities, which include Advances and Letters of Credit. The objective of our credit risk management activities is to equalize risk exposure across members and counterparties to a zero level of expected losses. This approach is consistent with our conservative risk management principles and desire to have no residual credit risk related to Advances and Letters of Credit.

Collateral: We require each member to provide a security interest in eligible collateral before it can undertake any secured borrowing. Eligible loan collateral types include the following: single- and multi-family residential, home equity, commercial real estate, government guaranteed and farm real estate. Eligible security types include those that are government or agency backed, along with highly-rated private-label residential and commercial mortgage-backed securities. We have conservative eligibility criteria within each of the above asset types. The estimated value of pledged collateral is discounted in order to offset market, credit, and liquidity risks that may affect the collateral's realizable value in the event it must be liquidated. At December 31, 2020, total collateral pledged of $399.0 billion resulted in total borrowing capacity of $315.9 billion of which $53.8 billion was used to support outstanding Advances and Letters of Credit. Borrowers often pledge collateral in excess of their collateral requirement to demonstrate access to liquidity and to have the ability to borrow additional amounts in the future. Over-collateralization by one member is not applied to another member. As noted in the "Regulatory and Legislative Risk and Significant Developments" section of the "Executive Overview," in 2020, we began accepting government guaranteed loans as collateral in the form of Small Business Administration (SBA) Paycheck Protection Program loans. Otherwise, collateral composition remained relatively stable compared to the end of 2019.

The table below shows total collateral pledged by type.

	December 31, 2020		December 31, 2019
(Dollars in billions)		Percent of Total		Percent of Total
	Collateral Amount	Pledged Collateral	Collateral Amount	Pledged Collateral
Single family loans	$226.6	57%	$208.9	57%
Multi-family loans	60.0	15	68.4	19
Commercial real estate loans	48.0	12	46.3	13
Bond Securities	26.1	7	11.3	3
Home equity loans/lines of credit	25.2	6	29.2	8
Government guaranteed loans	12.4	3	—	—
Farm real estate loans	0.7	—	0.7	—
Total	$399.0	100%	$364.8	100%

At December 31, 2020, 63 percent of collateral was related to residential mortgage lending in single-family loans and home equity loans/lines of credit.

Our management of credit risk related to Advances and Letters of Credit includes risk-based variations in collateral requirements, including discounts or haircuts, eligibility criteria, form of valuation, custody arrangements, the level of detail in periodic reporting, and in blanket versus specific pledges, as discussed below.

▪Haircuts. We discount collateral values for purposes of determining borrowing capacity. These haircuts result in lendable values that are less than the amount of pledged collateral. In general, higher discounts are applied to more risky forms of collateral and to collateral pledged by higher risk members.
▪Eligibility. The balances of loans and securities we lend against are subject to conservative eligibility criteria such that Advances and Letters of Credit are supported by high quality assets within each collateral type.
▪Custody. All pledged securities and loans pledged by higher risk members must be delivered into our custody or that of a third-party custodian that we have engaged.
▪Blanket versus Specific Pledge. Except under limited circumstances, we require a member pledging loans under a blanket agreement to pledge all of their loans for a given collateral type.
▪Valuation. All members' securities collateral and individually listed loans are subject to a market valuation process to establish the borrowing base. For loan collateral, this involves submission of extensive loan level information (on "Listings") to facilitate the valuation process. Any member allowed to make a specific instead of a blanket pledge (non-depositories and certain highly-rated commercial banks) is required to submit this level of reporting.

We use third-party services and internally run models to regularly estimate market values of individually listed loan collateral. Third-party services use various proprietary models to estimate market values. Assumptions may be made on factors that affect collateral value, such as market liquidity, discount rates, prepayments, liquidation and servicing costs in the event of a default and economic and market conditions. We have policies and procedures for evaluating the reasonableness of collateral valuations.

Borrowing Capacity/Lendable Value: Lendable Value Rates (LVRs) represent the percent of collateral value net of the haircut. LVRs are determined by statistical analysis and management assumptions relating to historical price volatility, inherent credit risks, liquidation costs, and the current credit and economic environment. We apply LVR results to the estimated values of pledged assets. LVRs vary among pledged assets and members based on the member institution type, the financial strength of the member institution, the form of valuation, lien position, the issuer of bond collateral or the quality of securitized assets, the quality of the loan collateral as reflected in the manner in which it was underwritten, and the marketability of the pledged assets.

The table below indicates the range of LVRs for each major collateral type pledged at December 31, 2020.

Lendable Value Rates Applied to Collateral
Blanket Status:
Prime 1-4 family loans	69-78%
Multi-family loans	73-83%
Prime home equity loans/lines of credit	44-74%
Commercial real estate loans	73-83%
Farm real estate loans	70-81%
Listing Status/Physical Delivery:
Cash/U.S. Government/U.S. Treasury/U.S. agency securities	87-100%
U.S. agency residential MBS/collateralized mortgage obligations	88-96%
U.S. agency commercial MBS/collateralized mortgage obligations	78-91%
Private-label residential MBS	62-89%
Private-label commercial MBS	49-85%
Municipal securities	75-94%
SBA certificates	87-93%
Prime 1-4 family loans	72-85%
Multi-family loans	74-87%
Prime home equity loans/lines of credit	64-85%
Commercial real estate loans	80-91%
Farm real estate loans	67-88%
SBA Paycheck Protection Program loans	10-90%

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

Internal Credit Ratings: We perform credit underwriting of our members and nonmember institutions and assign them an internal credit rating on a scale of one to seven, with a higher number representing a less favorable assessment of the institution's financial condition. These credit ratings are based on internal and third-party ratings models, credit analyses and consideration of credit ratings from independent credit rating organizations. Credit ratings are used in conjunction with other measures of credit risk in managing secured credit risk exposure.

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

The following tables show the distribution of internal credit ratings we assigned to member and nonmember institutions, which we use to help manage credit risk exposure.

(Dollars in billions)
	December 31, 2020			December 31, 2019
	Number	Collateral-Based		Number	Collateral-Based
Credit	of	Borrowing	Credit	of	Borrowing
Rating	Institutions	Capacity	Rating	Institutions	Capacity
1-3	441	$282.6	1-3	485	$276.3
4	141	31.7	4	119	12.6
5	36	1.3	5	37	1.1
6	13	0.3	6	6	0.1
7	5	—	7	5	—
Total	636	$315.9	Total	652	$290.1

We consider institutions with credit ratings of "1" through "4" to be financially sound. At December 31, 2020, only 54 institutions (eight percent of the total) had credit ratings of "5" through "7," an increase of six compared to the end of 2019. These institutions had $1.6 billion of borrowing capacity at December 31, 2020. We believe the credit rating distribution continues to show a financially sound membership base.

Member Failures, Closures, and Receiverships: There were no member failures in 2020.

MPP
Overview: The residual amount of credit risk exposure to loans in the MPP is minimal, based on the following factors:

▪various credit enhancements for conventional loans, which are designed to protect us against credit losses;
▪conservative underwriting and loan characteristics consistent with favorable expected credit performance;
▪a small overall amount of delinquencies and defaults when compared to national averages;
▪credit losses totaling $0.1 million in 2020 and $19.3 million since the introduction of the program in 2000, which represent an immaterial percentage of conventional loans' current unpaid principal balances at December 31, 2020 and of total purchases-to-date for the entire MPP; and
▪in addition to the low program-to-date credit losses, based on financial analysis, we believe that future credit losses will not harm capital adequacy and will not significantly affect profitability except under the most extreme and unlikely credit conditions.

Portfolio Loan Characteristics: The following table shows FICO® credit scores of homeowners at origination dates for the conventional loan portfolio.

FICO® Score (1)	December 31, 2020	December 31, 2019
< 620	—%	—%
620 to < 660	—	—
660 to < 700	6	6
700 to < 740	17	17
>= 740	77	77

Weighted Average	765	765
(1)Represents the FICO® score at origination.

There was no change in the distribution of FICO® scores at origination in 2020 compared to 2019. The distribution of FICO® scores at origination is one indication of the portfolio's overall favorable credit quality. At December 31, 2020, 77 percent of the portfolio had scores at an excellent level of 740 or above and 94 percent had scores above 700, which is a threshold generally considered indicative of homeowners with good credit quality.

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

	Based on Estimated Origination Value			Based On Estimated Current Value
Loan-to-Value	December 31, 2020	December 31, 2019	Loan-to-Value	December 31, 2020	December 31, 2019
<= 60%	15%	13%	<= 60%	60%	48%
> 60% to 70%	16	15	> 60% to 70%	28	26
> 70% to 80%	55	58	> 70% to 80%	11	23
> 80% to 90%	9	9	> 80% to 90%	1	3
> 90%	5	5	> 90% to 100%	—	—
			> 100%	—	—
Weighted Average	73%	74%	Weighted Average	55%	59%

The levels of loan-to-value ratios are consistent with the portfolio's excellent credit quality. At December 31, 2020, we estimated that one percent of loans have current loan-to-value ratios above 80 percent, compared to three percent at the end of 2019. The improvement in the 2020 current loan-to-value ratios reflected the approximately six percent average increase in housing prices nationwide during the year.

Based on the available data, we believe we have minimal exposure to loans in the MPP considered to have characteristics of “subprime” or “alternative/nontraditional” loans. Further, we do not knowingly purchase any loan that violates the terms of our Anti-Predatory Lending Policy.

The following table presents the geographical allocation based on the unpaid principal balance of conventional loans in the MPP.

	December 31, 2020		December 31, 2019
Ohio	63%	Ohio	60%
Kentucky	13	Kentucky	13
Indiana	10	Indiana	11
Tennessee	3	Tennessee	3
Michigan	1	Michigan	1
All others	10	All others	12
Total	100%	Total	100%

Credit Enhancements: Conventional mortgage loans are supported against credit losses by various combinations of primary mortgage insurance (PMI), supplemental mortgage insurance (SMI) (for loans purchased before February 2011), and the Lender Risk Account (LRA). The LRA is a hold back of a portion of the initial purchase price to cover expected credit losses for a specific pool of loans. Starting after five years from the loan purchase date, we may return the hold back to PFIs if they manage credit risk to predefined acceptable levels of exposure on the loan pools they sell to us. As a result, some pools of loans may have sufficient credit enhancements to recapture all losses while other pools of loans may not. The LRA had balances of $246 million and $233 million at December 31, 2020 and 2019, respectively. For more information, see Note 6 of the Notes to Financial Statements.

Credit Performance: The table below provides an analysis of conventional loans delinquent or in the process of foreclosure, along with the national average serious delinquency rate.

	Conventional Loan Delinquencies
(Dollars in millions)	December 31, 2020	December 31, 2019
Early stage delinquencies - unpaid principal balance (1)	$49	$40
Serious delinquencies - unpaid principal balance (2)	$64	$12
Early stage delinquency rate (3)	0.5%	0.4%
Serious delinquency rate (4)	0.7%	0.1%
National average serious delinquency rate (5)	3.7%	1.3%
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
(5)National average number of fixed-rate prime and subprime conventional loans that are 90 days or more past due or in the process of foreclosure is based on the most recent national delinquency data available. The December 31, 2020 rate is based on September 30, 2020 data.

In response to the COVID-19 pandemic, our mortgage loan servicers may grant a forbearance period to borrowers who have had COVID-19 related hardships such as illness, unemployment or loss of income when homeowners meet certain eligibility requirements. These forbearances do not alter the underlying terms of the loans, and loans not paid timely are considered past due. As a result, early stage and serious delinquencies increased in 2020. At December 31, 2020, $15 million and $51 million of conventional loans with an early stage and serious delinquency, respectively, were under a forbearance plan. Overall, the MPP has experienced a minimal amount of delinquencies, with delinquency rates continuing to be well below national averages.

We consider a high risk loan as having a current loan-to-value ratio above 100 percent. At December 31, 2020, we had a de minimis number of loans with a current loan-to-value ratio above 100 percent and none of them were seriously delinquent. Historically, high risk loans have experienced a minimal amount of serious delinquencies. We believe these data further support our view that the overall portfolio is comprised of high-quality, well-performing loans.

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

(In millions)	December 31, 2020	December 31, 2019
Estimated credit losses, before credit enhancements	$8	$4
Estimated amounts deemed recoverable by:
Primary mortgage insurance	(1)	—
Supplemental mortgage insurance	(1)	(2)
Lender Risk Account	(6)	(1)
Estimated credit losses, after credit enhancements	$—	$1
The minimal amount of estimated credit losses provides further evidence of the overall health of the portfolio. As a result of adopting new accounting guidance, the estimated credit losses before credit enhancements increased at December 31, 2020 as our estimate now includes a forecast of housing prices, including the potential impact of the COVID-19 pandemic. Residual credit risk exposure depends on the actual and potential credit performance of the loans in each pool compared to the pool's equity (on individual loans) and credit enhancements, including PMI, the LRA, and SMI. Our available credit enhancements at December 31, 2020 were ample and able to cover the increase in estimated gross credit losses. In addition, we have assessed that we do not have any credit risk exposure to our PMI providers, and our estimation of credit exposure to SMI providers was not material at December 31, 2020 or 2019.

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

Our unsecured liquidity investments to a counterparty or group of affiliated counterparties are limited by Finance Agency regulations to maturities of no more than nine months and limited to a dollar amount based on a percentage of eligible regulatory capital (defined as the lessor of our regulatory capital or the eligible amount of a counterparty's Tier 1 capital). The permissible percentage ranges from 1 percent to 15 percent. Through December 31, 2019, the range was based on the counterparty's lowest long-term credit rating of its debt from an NRSRO. In addition, pursuant to a Finance Agency regulation, we complemented reliance on NRSRO ratings for unsecured investment activity by also considering internal credit risk analytics on unsecured counterparties. Effective January 1, 2020, the permissible range is solely based on consideration of the internal credit risk ratings of unsecured counterparties as required by the Finance Agency's final rule issued in 2019. The dollar amount limits to our unsecured liquidity investment counterparties did not change materially as a result of this new rule.

The lowest long-term credit rating for a counterparty to which we are permitted to extend credit is double-B. However, we have generally invested funds only in those eligible institutions with long-term credit ratings of at least single-A. In addition, we restrict maturities, reduce dollar exposure, and avoid new investments with counterparties we deem to represent elevated credit risk. Furthermore, a portion of our total liquidity investments are with counterparties for which the investments are secured with collateral (secured resale agreements). We believe these investments present no credit risk exposure to us.

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

(In millions)	December 31, 2020
	Long-Term Rating
	AA	A	Total
Unsecured Liquidity Investments
Interest-bearing deposits	$—	$555	$555
Federal funds sold	500	3,740	4,240
Total unsecured liquidity investments	500	4,295	4,795
Guaranteed/Secured Liquidity Investments
Securities purchased under agreements to resell	1,818	—	1,818
U.S. Treasury obligations	8,404	—	8,404
GSE obligations	2,268	—	2,268
Total guaranteed/secured liquidity investments	12,490	—	12,490
Total liquidity investments	$12,990	$4,295	$17,285

	December 31, 2019
	Long-Term Rating
	AA	A	Total
Unsecured Liquidity Investments
Interest-bearing deposits	$—	$550	$550
Federal funds sold	1,023	3,810	4,833
Certificates of deposit	500	910	1,410
Total unsecured liquidity investments	1,523	5,270	6,793
Guaranteed/Secured Liquidity Investments
Securities purchased under agreements to resell	2,349	—	2,349
U.S. Treasury obligations	9,662	—	9,662
GSE obligations	2,120	—	2,120
Total guaranteed/secured liquidity investments	14,131	—	14,131
Total liquidity investments	$15,654	$5,270	$20,924

At the end of 2020, our balance of liquidity investments decreased as we decided to hold more of our liquidity portfolio as deposits at the Federal Reserve in anticipation of volatile market conditions. At December 31, 2020, we held $3.0 billion in deposits at the Federal Reserve, which are reflected in cash and due from banks on the Statements of Condition.

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

(In millions)	December 31, 2020
	Counterparty Rating
Domicile of Counterparty	AA	A	Total
Domestic	$—	$755	$755
U.S. branches and agency offices of foreign commercial banks:
Canada	250	1,920	2,170
Australia	—	710	710
Netherlands	—	710	710
Finland	250	—	250
France	—	200	200
Total U.S. branches and agency offices of foreign commercial banks	500	3,540	4,040
Total unsecured investment credit exposure	$500	$4,295	$4,795

The following table presents the remaining contractual maturity of our unsecured investment credit exposure by the domicile of the counterparty or the domicile of the counterparty's immediate parent for U.S. branches and agency offices of foreign commercial banks.

(In millions)	December 31, 2020
Domicile of Counterparty	Overnight	Total
Domestic	$755	$755
U.S. branches and agency offices of foreign commercial banks:
Canada	2,170	2,170
Australia	710	710
Netherlands	710	710
Finland	250	250
France	200	200
Total U.S. branches and agency offices of foreign commercial banks	4,040	4,040
Total unsecured investment credit exposure	$4,795	$4,795

At December 31, 2020, all of the $4.8 billion of unsecured investment exposure was to counterparties with holding companies domiciled in countries receiving either AAA or AA long-term sovereign ratings. Furthermore, we restrict a significant portion of unsecured lending to overnight maturities, which further limits risk exposure to these counterparties. By Finance Agency regulation, all counterparties exposed to non-U.S. countries are required to be domestic U.S. branches of foreign counterparties.

MBS:

GSE MBS
At December 31, 2020, $8.7 billion of MBS held were GSE securities issued by Fannie Mae and Freddie Mac, which provide credit safeguards by guaranteeing either timely or ultimate payments of principal and interest. We believe that the conservatorships of Fannie Mae and Freddie Mac lower the chance that they would not be able to fulfill their credit guarantees and that the securities issued by these two GSEs are effectively government guaranteed. In addition, based on the data available to us and our purchase practices, we believe that most of the mortgage loans backing our GSE MBS are of high quality with acceptable credit performance.

MBS Issued by Other Government Agencies
We also invest in MBS issued and guaranteed by Ginnie Mae. These investments totaled $1.0 billion at December 31, 2020. We believe that the strength of Ginnie Mae's guarantee and backing by the full faith and credit of the U.S. government is sufficient to protect us against credit losses on these securities.

Derivatives
Credit Risk Exposure: We mitigate most of the credit risk exposure resulting from derivative transactions through collateralization or use of daily settled contracts. The table below presents derivative positions to which we had credit risk exposure at December 31, 2020.

(In millions)
	Total Notional	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged to (from) Counterparties	Net Credit Exposure to Counterparties
Nonmember counterparties:
Asset positions with credit exposure:
Cleared derivatives (1)	$464	$—	$2	$2
Liability positions with credit exposure:
Cleared derivatives (1)	20,591	(3)	216	213
Total derivative positions with credit exposure to nonmember counterparties	21,055	(3)	218	215
Member institutions (2)	137	1	—	1
Total	$21,192	$(2)	$218	$216
(1)Represents derivative transactions cleared with LCH Ltd. and CME Clearing, the FHLB's clearinghouses. LCH Ltd. is rated AA- by Standard & Poor's, and CME Clearing is not rated, but its parent company, CME Group Inc., is rated Aa3 by Moody's and AA- by Standard & Poor's.
(2)Represents Mandatory Delivery Contracts.

Our exposure to cleared derivatives is primarily associated with the requirement to post initial margin through the clearing agent to the Derivatives Clearing Organizations. We pledge cash as collateral to satisfy this initial margin requirement. However, the use of cleared derivatives mitigates credit risk exposure because a central counterparty is substituted for individual counterparties.

At December 31, 2020, uncleared derivatives had no residual credit risk exposure. If interest rates rise or the composition of our derivatives change resulting in an increase to our gross exposure to uncleared derivatives, the contractual collateral provisions in these derivatives would limit our net exposure to acceptable levels.

Although we cannot predict if we will realize credit risk losses from any of our derivatives counterparties, we believe that all of the counterparties will be able to continue making timely interest payments and, more generally, to continue to satisfy the terms and conditions of their derivative contracts with us. As of December 31, 2020, we had $0.4 billion of notional principal of interest rate swaps with one member, JPMorgan Chase Bank, N.A., which also had outstanding credit services with us. Due to the amount of market value collateralization, we had no outstanding credit exposure to this counterparty related to interest rate swaps outstanding.

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

We believe our liquidity position, as well as that of the System, continued to be strong during 2020, even in light of the temporary market disruptions earlier in the year caused by the COVID-19 pandemic. Our overall ability to effectively fund our operations through debt issuances remained sufficient. Investor demand for System debt was robust in 2020, as investors preferred short-term, high-quality money market instruments amid the uncertainty in the financial markets due to the COVID-19 pandemic. We believe the possibility of a liquidity or funding crisis in the System that would impair our ability to participate, on a cost-effective basis, in issuances of debt, service outstanding debt, maintain adequate capitalization, or pay competitive dividends is remote.

The System works collectively to manage and monitor the System-wide liquidity and funding risks. Liquidity risk includes the risk that the System could have difficulty rolling over short-term Obligations when market conditions change, also called refinancing risk. The System has a large reliance on short-term funding; therefore, it has a sharp focus on managing liquidity risk to very low levels. As shown on the Statements of Cash Flows, in 2020, our portion of the System's debt issuances totaled $275.3 billion for Discount Notes and $37.8 billion for Bonds. Access to short-term debt markets has been reliable because investors, driven by liquidity preferences and risk aversion, have sought the System’s short-term debt, which has resulted in strong demand for debt maturing in one year or less.

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

The Finance Agency establishes the expectations with respect to the maintenance of sufficient liquidity without access to the capital markets for a specified number of days, which was set as a period of between 10 to 30 calendar days in the base case. Under these expectations, all Advance maturities are assumed to renew, unless the Advances relate to former members who are ineligible to borrow new Advances. The maintenance of sufficient liquidity is intended to provide additional assurance that we can continue to provide Advances and Letters of Credit to members over an extended period without access to the capital markets. As of December 31, 2020, our days of positive daily cash balances were within these expectations.

The Finance Agency also provides guidance related to asset/liability maturity funding gap limits. Funding gap metrics measure the difference between assets and liabilities that are scheduled to mature during a specified period of time and are expressed as a percentage of total assets. Although subject to change depending on conditions in the financial markets, the current regulatory requirement for funding gaps is between -10 percent to -20 percent for the three-month maturity horizon and is between -25 percent to -35 percent for the one-year maturity horizon. As of December 31, 2020, we were operating within those limits.

To support our member deposits, we also must meet a statutory deposit reserve requirement. The sum of our investments in obligations of the United States, deposits in eligible banks or trust companies, and Advances with a final maturity not exceeding five years must equal or exceed the current amount of member deposits. The following table presents the components of this liquidity requirement.

(In millions)	December 31, 2020	December 31, 2019
Deposit Reserve Requirement
Total Eligible Deposit Reserves	$37,185	$61,590
Total Member Deposits	(1,327)	(942)
Excess Deposit Reserves	$35,858	$60,648

Contractual Obligations
The following table summarizes our contractual obligations at December 31, 2020. We believe that, as in the past, we will continue to have sufficient liquidity, including from access to the debt markets to issue Consolidated Obligations, to satisfy these obligations on a timely basis.

(In millions)	< 1 year	1 < 3 years	3 < 5 years	> 5 years	Total
Contractual Obligations
Long-term debt (Bonds) - par (1)	$18,677	$6,117	$3,703	$3,454	$31,951
Operating leases	1	2	2	1	6
Mandatorily redeemable capital stock	12	3	3	1	19
Commitments to fund mortgage loans	137	—	—	—	137
Pension and other postretirement benefit obligations	3	5	4	43	55
Total Contractual Obligations	$18,830	$6,127	$3,712	$3,499	$32,168
(1)Does not include Discount Notes and contractual interest payments related to Bonds. Total is based on contractual maturities; the actual timing of payments could be affected by factors affecting redemptions.

Off-Balance Sheet Arrangements
The following table summarizes our off-balance sheet items at December 31, 2020. For more information, see Note 16 of the Notes to Financial Statements.

(In millions)	< 1 year	1 < 3 years	3 < 5 years	> 5 years	Total
Off-balance sheet items (1)
Standby Letters of Credit	$27,741	$984	$86	$1	$28,812
Standby bond purchase agreements	—	35	—	—	35
Consolidated Obligations traded, not yet settled	322	—	—	—	322
Total off-balance sheet items	$28,063	$1,019	$86	$1	$29,169
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

Operational Risks

Operational risk is defined as the risk of an unexpected loss resulting from human error, fraud, inability to enforce legal contracts, or deficiencies in internal controls or information systems. We mitigate operational risks through adherence to internal policies, conformance with entity level controls, and through an emphasis on the importance of risk management, as further discussed below. In addition, the Internal Audit Department, which reports directly to the Audit Committee of the Board of Directors, regularly monitors and tests compliance with our policies, procedures and applicable regulatory requirements.

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
We mitigate the risk associated with cyberattacks through the implementation of multiple layers of security controls. Administrative, physical, and logical controls are in place for establishing, administering and actively monitoring system access, sensitive data, and system change. Additionally, separate groups within our organization and/or third parties test the strength of our security controls and responses, and recommend changes as needed to bolster resilience to security risks.
Disaster Recovery Provisions
We have a Business Resiliency Management Plan that provides us with the ability to maintain operations in various scenarios of business disruption. We review and update this plan periodically to ensure that it serves our changing operational needs and those of our members. In case of business disruptions, we have an off-site facility in a suburb of Cincinnati, Ohio, which is kept ready for use and tested at least annually, and employees are set up to work from home. We also have a back-up agreement in place with another FHLBank in the event that both of our Cincinnati-based facilities are inoperable.

Insurance Coverage
We have insurance coverage for cyber risks, employee fraud, forgery and wrongdoing, and Directors' and Officers' liability. This coverage primarily provides protection for claims alleging breach of duty, misappropriation of funds, neglect, acts of omission, employment practices, and fiduciary liability. We also have property, casualty, computer equipment, automobile, and various other types of coverage.

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

Comprehensive policies and procedures are in place to limit Employment Practices Risk. These are supported by an established internal control system that is routinely monitored and audited. With respect to Human Capital Risk, we strive to maintain a competitive salary and benefit structure, which is regularly reviewed and updated as appropriate to attract and retain qualified staff. In addition, we have a management succession plan that is reviewed and approved by our Board of Directors. See "Human Capital Resources" in Item 1. Business for further discussion.

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

Fair Value Hedges
As indicated in the "Use of Derivatives in Market Risk Management" section of "Quantitative and Qualitative Disclosures About Risk Management," we designate a portion of our derivatives as fair value hedges. Fair value hedge accounting permits the changes in fair values of the hedged risk in the hedged instruments to be recorded in the current period, thus offsetting the change in fair value of the derivatives. For derivatives accounted as fair value hedges, generally the hedged risk is designated to be changes in the eligible benchmark interest rate. The result is that there has been a relatively small amount of unrealized earnings volatility from hedging market risk with derivatives.

In order to determine if a derivative qualifies for fair value hedge accounting, we must assess how effective the derivative has been, and is expected to be, in hedging changes in the fair values of the risk being hedged. Each month we perform effectiveness testing using a consistently applied standard statistical methodology, regression analysis, which measures the degree of correlation and relationship between the changes in fair values of the derivative and hedged instrument. The results of the statistical measures must pass predefined threshold values to enable us to conclude that the changes in fair values of the derivative transaction have a close correlation with the changes in fair values of the hedged instrument. If any measure is outside of its respective tolerance, the hedge would no longer qualify for fair value hedge accounting. This means we must then record the fair value change of the derivative in current earnings without any offset in the fair value change of the related hedged instrument. Due to the intentional matching of terms between the derivative and the hedged instrument, we expect that failing an effectiveness test will be infrequent, which has been the case historically.

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

Each month, we compute fair values on all derivatives and related hedged instruments across a range of interest rate scenarios. For derivatives receiving long-haul fair value hedge accounting, the additional amount of earnings volatility under an assumption of stressed interest rate environments as of year-end 2020 was in a range of negative $1 million to negative $8 million. This range is minimal compared to the notional principal amount.

Fair Value Option—Economic Hedge
We account for a portion of Advance and Consolidated Obligation-related derivatives using an accounting election called "fair value option," which is included in the economic hedge category. An economic hedge under the fair value option does not require passing effectiveness testing to permit the derivative's fair market value to be offset with the market value of the hedged instrument, as is required under a fair value hedge. However, it records the fair market value of the hedged instrument at its full fair value instead of only the value related to the benchmark interest rate. The effect of electing full fair value is that the hedged instrument's market value includes the impact of changes in spreads between the designated benchmark interest rate and the interest rate index related to the hedged instrument, as well as other risk components, such as liquidity. Therefore, full fair value results in a different kind of unrealized earnings volatility, which could be higher or lower, compared to accounting under fair value hedge treatment.

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

We have control processes designed to ensure that fair value measurements are appropriate and reliable, that they are based on observable inputs wherever possible and that our valuation approaches and assumptions are reasonable and consistently applied. Where applicable, valuations are also compared to alternative external market data (e.g., quoted market prices, broker or dealer indications, pricing services and comparative analyses to similar instruments). For further discussion regarding how we measure financial assets and financial liabilities at fair value, see Note 15 of the Notes to Financial Statements.

We categorize each of our financial instruments carried at fair value into one of three levels in accordance with the fair value hierarchy. The hierarchy is based upon the transparency (observable or unobservable) of inputs to the valuation of an asset or liability as of the measurement date. Observable inputs reflect market data obtained from independent sources (Levels 1 and 2), while unobservable inputs reflect our assumptions of market variables (Level 3). Management utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Because items classified as Level 3 are valued using significant unobservable inputs, the process for determining the fair value of these items is generally more subjective and involves a high degree of management judgment and use of assumptions. As of December 31, 2020 and 2019, all of our assets and liabilities measured at fair value on a recurring basis were classified as Level 2 within the fair value hierarchy.

RECENTLY ISSUED ACCOUNTING STANDARDS AND INTERPRETATIONS

See Note 2 of the Notes to Financial Statements for a discussion of recently issued accounting standards and interpretations.

OTHER FINANCIAL INFORMATION

Income Statements (Quarter amounts are unaudited)

Summary income statements for each quarter within the last two years are provided in the tables below.

	2020
(In millions)	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Interest income	$197	$239	$363	$447
Interest expense	116	146	214	365
Net interest income	81	93	149	82
Non-interest income (loss)	(15)	(7)	(15)	31
Non-interest expense	26	29	35	33
Net income	$40	$57	$99	$80

	2019
(In millions)	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Interest income	$507	$591	$646	$701
Interest expense	408	504	549	579
Net interest income	99	87	97	122
Non-interest income (loss)	6	5	(3)	(18)
Non-interest expense	29	29	30	31
Net income	$76	$63	$64	$73

Investments

Data on investments for the years ended December 31, 2020, 2019 and 2018 are provided in the tables below.

(In millions)	Carrying Value at December 31,
	2020	2019	2018
Interest-bearing deposits	$555	$550	$—
Securities purchased under agreements to resell	1,818	2,349	4,402
Federal funds sold	4,240	4,833	10,793
Trading securities:
U.S. Treasury obligations	8,362	9,627	—
GSE obligations	2,126	1,988	224
MBS:
U.S. obligation single-family MBS	—	1	—
Total trading securities	10,488	11,616	224
Available-for-sale securities:
Certificates of deposit	—	1,410	2,350
GSE obligations	142	132	53
MBS:
GSE multi-family MBS	150	—	—
Total available-for-sale securities	292	1,542	2,403
Held-to-maturity securities:
U.S. Treasury obligations	42	35	36
MBS:
U.S. obligation single-family MBS	986	1,671	2,041
GSE single-family MBS	3,013	4,500	5,544
GSE multi-family MBS	5,607	7,293	8,171
Total held-to-maturity securities	9,648	13,499	15,792
Total securities	20,428	26,657	18,419
Total investments	$27,041	$34,389	$33,614

As of December 31, 2020, investments had the following maturity and yield characteristics.

(Dollars in millions)	Due in one year or less	Due after one year through five years	Due after five through 10 years	Due after 10 years	Carrying Value
Interest-bearing deposits	$555	$—	$—	$—	$555
Securities purchased under agreements to resell	1,818	—	—	—	1,818
Federal funds sold	4,240	—	—	—	4,240
Trading securities:
U.S. Treasury obligations	2,205	6,157	—	—	8,362
GSE obligations	—	162	1,674	290	2,126
Total trading securities	2,205	6,319	1,674	290	10,488
Yield on trading securities	1.95%	2.30%	2.59%	2.68%
Available-for-sale securities:
GSE obligations	$—	$11	$117	$14	$142
MBS(1):
GSE multi-family MBS	—	—	150	—	150
Total available-for-sale securities	—	11	267	14	292
Yield on available-for sale securities	—%	3.28%	2.00%	3.09%
Held-to-maturity securities:
U.S. Treasury obligations	$42	$—	$—	$—	$42
MBS(1):
U.S. obligation single-family MBS	—	—	—	986	986
GSE single-family MBS	—	15	4	2,994	3,013
GSE multi-family MBS	—	1,041	4,392	174	5,607
Total held-to-maturity securities	42	1,056	4,396	4,154	9,648
Yield on held-to-maturity securities	0.15%	0.47%	0.62%	2.20%
Total securities	$2,247	$7,386	$6,337	$4,458	$20,428
Total investments	$8,860	$7,386	$6,337	$4,458	$27,041
(1)     MBS allocated based on contractual principal maturities assuming no prepayments.

As of December 31, 2020, the FHLB held securities of the following issuers with a carrying value greater than 10 percent of FHLB capital. The table includes GSEs, securities of the U.S. government, and government agencies and corporations.

(In millions)	Total	Total
Name of Issuer	Carrying Value	Fair Value
United States Treasury	$8,404	$8,404
Fannie Mae	6,291	6,352
Freddie Mac	3,988	4,030
Government National Mortgage Association	987	1,028
Federal Farm Credit Banks	660	660
Other (1)	98	98
Total investment securities	$20,428	$20,572
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

(Dollars in millions)	2020	2019	2018	2017	2016
Domestic:
Advances	$25,362	$47,370	$54,822	$69,918	$69,882
Real estate mortgages	$9,549	$11,236	$10,502	$9,682	$9,150
Real estate mortgages past due 90 days or more (including those in process of foreclosure) and still accruing interest, unpaid principal balance	$64	$17	$19	$26	$33
Non-accrual loans, unpaid principal balance (1)	$7	$2	$3	$3	$4
Troubled debt restructurings, unpaid principal balance (not included above)	$17	$12	$9	$9	$8
Allowance for credit losses on mortgage loans, beginning of year	$1	$1	$1	$1	$2
Adjustment for cumulative effect of accounting change	(1)	—	—	—	—
Net charge-offs	—	—	—	—	(1)
Allowance for credit losses on mortgage loans, end of year	$—	$1	$1	$1	$1
Ratio of net charge-offs during the period to average loans outstanding during the period	—%	—%	—%	—%	0.01%
(1)    See Note 1 of the Notes to Financial Statements for an explanation of the FHLB's non-accrual policy.

Other Borrowings

Borrowings with original maturities of one year or less are classified as short-term. The following is a summary of short-term borrowings exceeding 30 percent of total capital for the years ended December 31:

(Dollars in millions)	2020	2019	2018
Discount Notes
Outstanding at year-end (book value)	$27,500	$49,084	$46,944
Weighted average rate at year-end (1) (2)	0.11%	1.56%	2.35%
Daily average outstanding for the year (book value)	$43,284	$44,482	$49,185
Weighted average rate for the year (2)	0.68%	2.22%	1.86%
Highest outstanding at any month-end (book value)	$79,660	$62,567	$64,045
Bonds (short-term)
Outstanding at year-end (principal amount)	$11,676	$11,101	$14,728
Weighted average rate at year-end (2) (3)	0.14%	1.60%	2.38%
Daily average outstanding for the year (principal amount)	$16,065	$15,595	$14,937
Weighted average rate for the year (2) (3)	0.40%	2.27%	1.87%
Highest outstanding at any month-end (principal amount)	$23,649	$21,270	$19,438
(1)     Represents an implied rate without consideration of concessions.
(2)     Amounts used to calculate weighted average rates for the year are based on dollars in thousands. Accordingly, recalculations based upon amounts in millions may not produce the same results.
(3)     Represents the effective coupon rate.

Term Deposits

At December 31, 2020, term deposits in denominations of $100,000 or more totaled $123,675,000. The table below presents the maturities for term deposits in denominations of $100,000 or more:

(In millions) By remaining maturity at December 31, 2020	3 months or less	Over 3 months but within 6 months	Over 6 months but within 12 months	Over 12 months but within 24 months	Total
Time certificates of deposit	$65	$38	$19	$2	$124
Ratios

	2020	2019	2018
Return on average assets	0.31%	0.28%	0.32%
Return on average equity	5.78	5.65	6.29
Average equity to average assets	5.39	5.04	5.11
Dividend payout ratio	30.27%	74.06%	75.60%

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

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of condition of the Federal Home Loan Bank of Cincinnati (the “FHLB”) as of December 31, 2020 and 2019, and the related statements of income, comprehensive income, capital and cash flows for each of the three years in the period ended December 31, 2020 including the related notes (collectively referred to as the “financial statements”). We also have audited the FHLB's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the FHLB as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the FHLB maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The FHLB's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the FHLB’s financial statements and on the FHLB's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the FHLB in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Interest-Rate Derivatives and Hedged Items

As described in Notes 7 and 15 to the financial statements, the FHLB uses derivatives to manage interest-rate risk and reduce funding costs, among other risk management objectives. The total notional amount of derivatives as of December 31, 2020 was $26 billion, of which 40% were designated as hedging instruments, and the fair value of derivative assets and liabilities as of December 31, 2020 was $216 million and $4 million, respectively. The fair values of interest-rate derivatives and hedged items are determined using the standard valuation technique of discounted cash flow analysis, which uses market-observable inputs, such as discount rate, forward interest rate, and volatility assumptions.

The principal considerations for our determination that performing procedures relating to the valuation of interest-rate derivatives and hedged items is a critical audit matter are the significant audit effort in evaluating the discount rate, forward interest rate, and volatility assumptions used to fair value these derivatives and hedged items, and the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included testing the effectiveness of controls relating to the valuation of interest-rate derivatives and hedged items, including controls over the method, data and assumptions. These procedures also included, among others, the involvement of professionals with specialized skill and knowledge to assist in developing an independent range of prices for a sample of interest rate derivatives and hedged items and comparison of management’s estimate to the independently developed ranges. Developing the independent range of prices involved testing the completeness and accuracy of data provided by management and independently developing the discount rate, forward interest rate, and volatility assumptions.

Cincinnati, Ohio
March 18, 2021

We have served as the FHLB’s auditor since 1990.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CONDITION

(In thousands, except par value)	December 31,
	2020	2019
ASSETS
Cash and due from banks (Note 3)	$2,984,073	$20,608
Interest-bearing deposits	555,104	550,160
Securities purchased under agreements to resell	1,818,268	2,348,584
Federal funds sold	4,240,000	4,833,000
Investment securities: (Note 4)
Trading securities	10,488,124	11,615,693
Available-for-sale securities (amortized cost of $286,869 and $1,541,815 at December 31, 2020 and 2019, respectively)	291,587	1,542,185
Held-to-maturity securities (includes $0 and $0 pledged as collateral at December 31, 2020 and 2019, respectively, that may be repledged) (a)	9,648,171	13,499,319
Total investment securities	20,427,882	26,657,197
Advances (includes $27,202 and $5,238 at fair value under fair value option at December 31, 2020 and 2019, respectively) (Note 5)	25,362,003	47,369,573
Mortgage loans held for portfolio, net of allowance for credit losses of $248 and $711 at December 31, 2020 and 2019, respectively (Note 6)	9,548,506	11,235,353
Accrued interest receivable	113,701	182,252
Derivative assets (Note 7)	215,888	267,165
Other assets, net	30,814	27,667
TOTAL ASSETS	$65,296,239	$93,491,559
LIABILITIES
Deposits (Note 8)	$1,327,202	$951,296
Consolidated Obligations: (Note 9)
Discount Notes (includes $0 and $12,386,974 at fair value under fair value option at December 31, 2020 and 2019, respectively)	27,500,244	49,084,219
Bonds (includes $2,262,388 and $4,757,177 at fair value under fair value option at December 31, 2020 and 2019, respectively)	31,996,311	38,439,724
Total Consolidated Obligations	59,496,555	87,523,943
Mandatorily redeemable capital stock (Note 11)	19,454	21,669
Accrued interest payable	77,521	126,091
Affordable Housing Program payable (Note 10)	110,772	115,295
Derivative liabilities (Note 7)	3,813	1,310
Other liabilities	331,008	307,499
Total liabilities	61,366,325	89,047,103
Commitments and contingencies (Note 16)
CAPITAL (Note 11)
Capital stock Class B putable ($100 par value); issued and outstanding shares: 26,409 shares at December 31, 2020 and 33,664 shares at December 31, 2019	2,640,863	3,366,428
Retained earnings:
Unrestricted	802,715	648,374
Restricted	501,321	446,048
Total retained earnings	1,304,036	1,094,422
Accumulated other comprehensive loss (Note 12)	(14,985)	(16,394)
Total capital	3,929,914	4,444,456
TOTAL LIABILITIES AND CAPITAL	$65,296,239	$93,491,559
(a)Fair values: $9,792,136 and $13,501,207 at December 31, 2020 and 2019, respectively.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF INCOME

(In thousands)	For the Years Ended December 31,
	2020	2019	2018
INTEREST INCOME:
Advances	$434,815	$1,195,128	$1,407,702
Prepayment fees on Advances, net	34,583	8,421	679
Interest-bearing deposits	4,467	13,453	704
Securities purchased under agreements to resell	11,124	64,336	48,454
Federal funds sold	32,051	228,761	179,552
Investment securities:
Trading securities	263,847	180,506	1,535
Available-for-sale securities	4,782	27,691	40,444
Held-to-maturity securities	186,363	386,526	380,304
Total investment securities	454,992	594,723	422,283
Mortgage loans held for portfolio	275,600	340,025	321,328
Loans to other FHLBanks	60	70	20
Total interest income	1,247,692	2,444,917	2,380,722
INTEREST EXPENSE:
Consolidated Obligations:
Discount Notes	294,573	988,600	915,032
Bonds	541,996	1,033,508	951,298
Total Consolidated Obligations	836,569	2,022,108	1,866,330
Deposits	3,525	15,861	14,009
Loans from other FHLBanks	—	3	5
Mandatorily redeemable capital stock	1,068	1,113	1,806
Total interest expense	841,162	2,039,085	1,882,150
NET INTEREST INCOME	406,530	405,832	498,572
NON-INTEREST INCOME (LOSS):
Net gains (losses) on investment securities	257,566	210,207	7,086
Net gains (losses) on financial instruments held under fair value option	(7,293)	(53,852)	(14,184)
Net gains (losses) on derivatives and hedging activities	(273,253)	(177,912)	(40,398)
Standby Letters of Credit fees	13,936	9,429	8,753
Other, net	1,976	1,909	1,925
Total non-interest income (loss)	(7,068)	(10,219)	(36,818)
NON-INTEREST EXPENSE:
Compensation and benefits	50,242	46,077	46,317
Other operating expenses	20,901	21,629	20,019
Finance Agency	6,765	6,715	6,389
Office of Finance	5,119	4,930	4,984
Other	9,246	9,367	7,010
Total non-interest expense	92,273	88,718	84,719
INCOME BEFORE ASSESSMENTS	307,189	306,895	377,035
Affordable Housing Program assessments	30,826	30,801	37,884
NET INCOME	$276,363	$276,094	$339,151
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)	For the Years Ended December 31,
	2020	2019	2018
Net income	$276,363	$276,094	$339,151
Other comprehensive income adjustments:
Net unrealized gains (losses) on available-for-sale securities	4,348	480	14
Pension and postretirement benefits	(2,939)	(3,831)	3,603
Total other comprehensive income (loss) adjustments	1,409	(3,351)	3,617
Comprehensive income	$277,772	$272,743	$342,768

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CAPITAL

(In thousands)	Capital Stock Class B - Putable		Retained Earnings			Accumulated Other Comprehensive	Total
	Shares	Par Value	Unrestricted	Restricted	Total	Loss	Capital
BALANCE, DECEMBER 31, 2017	42,411	$4,241,140	$617,034	$322,999	$940,033	$(16,660)	$5,164,513
Comprehensive income (loss)			271,321	67,830	339,151	3,617	342,768
Proceeds from sale of capital stock	4,392	439,157					439,157
Repurchase of capital stock	(2,972)	(297,252)					(297,252)
Net shares reclassified to mandatorily redeemable capital stock	(626)	(62,586)					(62,586)
Cash dividends on capital stock			(256,384)		(256,384)		(256,384)
BALANCE, DECEMBER 31, 2018	43,205	4,320,459	631,971	390,829	1,022,800	(13,043)	5,330,216
Comprehensive income (loss)			220,875	55,219	276,094	(3,351)	272,743
Proceeds from sale of capital stock	5,918	591,762					591,762
Repurchase of capital stock	(15,386)	(1,538,544)					(1,538,544)
Net shares reclassified to mandatorily redeemable capital stock	(73)	(7,249)					(7,249)
Cash dividends on capital stock			(204,472)		(204,472)		(204,472)
BALANCE, DECEMBER 31, 2019	33,664	3,366,428	648,374	446,048	1,094,422	(16,394)	4,444,456
Adjustment for cumulative effect of accounting change			366		366		366
Comprehensive income (loss)			221,090	55,273	276,363	1,409	277,772
Proceeds from sale of capital stock	21,351	2,135,091					2,135,091
Repurchase of capital stock	(23,000)	(2,300,000)					(2,300,000)
Net shares reclassified to mandatorily redeemable capital stock	(5,606)	(560,656)					(560,656)
Partial recovery of prior capital distribution to Financing Corporation			16,533		16,533		16,533
Cash dividends on capital stock			(83,648)		(83,648)		(83,648)
BALANCE, DECEMBER 31, 2020	26,409	$2,640,863	$802,715	$501,321	$1,304,036	$(14,985)	$3,929,914

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CASH FLOWS

(In thousands)	For the Years Ended December 31,
	2020	2019	2018
OPERATING ACTIVITIES:
Net income	$276,363	$276,094	$339,151
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	64,208	4,914	59,577
Net change in derivative and hedging activities	(123,345)	(147,582)	(4,706)
Net change in fair value adjustments on trading securities	(257,566)	(210,207)	(7,086)
Net change in fair value adjustments on financial instruments held under fair value option	7,293	53,852	14,184
Other adjustments, net	1,014	757	(10)
Net change in:
Accrued interest receivable	68,750	(12,408)	(41,482)
Other assets	(4,476)	(1,517)	1,651
Accrued interest payable	(54,159)	(21,224)	18,077
Other liabilities	16,062	19,520	25,792
Total adjustments	(282,219)	(313,895)	65,997
Net cash provided by (used in) operating activities	(5,856)	(37,801)	405,148

INVESTING ACTIVITIES:
Net change in:
Interest-bearing deposits	(87,411)	(771,791)	(7,089)
Securities purchased under agreements to resell	530,316	2,053,624	3,299,721
Federal funds sold	593,000	5,960,000	(7,143,000)
Premises, software, and equipment	(1,861)	(2,460)	(2,173)
Trading securities:
Proceeds from maturities	5,885,074	139	164
Purchases	(4,499,938)	(11,181,646)	(216,277)
Available-for-sale securities:
Proceeds from maturities	1,810,000	6,525,000	6,850,000
Purchases	(550,267)	(5,673,500)	(8,336,000)
Held-to-maturity securities:
Proceeds from maturities	3,919,706	3,561,188	2,917,912
Purchases	(75,604)	(1,290,195)	(4,065,023)
Advances:
Repaid	512,521,226	1,343,898,413	2,889,037,056
Originated	(490,263,028)	(1,336,290,080)	(2,873,930,828)
Mortgage loans held for portfolio:
Principal collected	4,291,048	1,922,162	1,117,727
Purchases	(2,691,664)	(2,691,654)	(1,978,111)
Net cash provided by (used in) investing activities	31,380,597	6,019,200	7,544,079

The accompanying notes are an integral part of these financial statements.

(continued from previous page)
FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CASH FLOWS

(In thousands)	For the Years Ended December 31,
	2020	2019	2018
FINANCING ACTIVITIES:
Net change in deposits and pass-through reserves	$371,585	$274,910	$28,225
Net proceeds (payments) on derivative contracts with financing elements	(10,764)	(619)	(1,107)
Net proceeds from issuance of Consolidated Obligations:
Discount Notes	275,314,658	823,242,543	552,603,900
Bonds	37,753,386	27,927,333	29,071,856
Bonds transferred from other FHLBanks	—	12,697	—
Payments for maturing and retiring Consolidated Obligations:
Discount Notes	(296,851,576)	(821,075,874)	(551,919,437)
Bonds	(44,193,670)	(35,191,800)	(37,565,265)
Proceeds from issuance of capital stock	2,135,091	591,762	439,157
Payments for repurchase of capital stock	(2,300,000)	(1,538,544)	(297,252)
Payments for repurchase/redemption of mandatorily redeemable capital stock	(562,871)	(8,764)	(69,433)
Cash dividends paid	(83,648)	(204,472)	(256,384)
Partial recovery of prior capital distribution to Financing Corporation	16,533	—	—
Net cash provided by (used in) financing activities	(28,411,276)	(5,970,828)	(7,965,740)
Net increase (decrease) in cash and due from banks	2,963,465	10,571	(16,513)
Cash and due from banks at beginning of the period	20,608	10,037	26,550
Cash and due from banks at end of the period	$2,984,073	$20,608	$10,037
Supplemental Disclosures:
Interest paid	$955,423	$2,116,628	$1,851,838
Affordable Housing Program payments, net	$35,349	$32,842	$30,425

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

All members must purchase stock in the FHLB. Members must own capital stock in the FHLB based on the amount of their total assets. Each member also may be required to purchase activity-based capital stock as it engages in certain business activities with the FHLB. As a result of these requirements, the FHLB conducts business with stockholders in the normal course of business. For financial statement purposes, the FHLB defines related parties as those members with more than 10 percent of the voting interests of the FHLB's outstanding capital stock. See Note 18 for more information relating to transactions with stockholders.

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

Significant Accounting Policies

Beginning January 1, 2020, the FHLB adopted new accounting guidance related to the measurement of credit losses on financial instruments (the CECL accounting guidance), which requires a financial asset or group of financial assets measured at amortized cost to be presented at the net amount expected to be collected. The new guidance also requires credit losses relating to these financial instruments and available-for-sale securities to be recorded through the allowance for credit losses. Consistent with the modified retrospective method of adoption, the FHLB recorded an immaterial cumulative adjustment to the opening balance of retained earnings as of January 1, 2020, and the prior periods were not revised to conform to the new basis of accounting. Key changes from prior accounting guidance are detailed below.

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

Fair Values. Some of the FHLB's financial instruments lack an available trading market with prices characterized as those that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. Therefore, the FHLB uses pricing services and/or internal models employing significant estimates and present value calculations when disclosing fair values. See Note 15 for more information.

Interest-Bearing Deposits, Securities Purchased Under Agreements to Resell, and Federal Funds Sold. These investments provide short-term liquidity and are carried at amortized cost; however, accrued interest receivable is recorded separately on the Statement of Condition. Interest-bearing deposits include certificates of deposits not meeting the definition of an investment security. The FHLB treats securities purchased under agreements to resell as short-term collateralized loans. Federal funds sold are unsecured loans that are generally transacted on an overnight term.

Interest-bearing deposits and federal funds sold are evaluated quarterly for expected credit losses if they are not expected to be repaid according to the relevant contractual terms. If applicable, an allowance for credit losses is recorded with a corresponding adjustment to the provision (reversal) for credit losses.

Securities purchased under agreements to resell are evaluated quarterly for expected credit losses. The FHLB applies the collateral maintenance provision practical expedient, which allows expected credit losses to be measured based on the difference between the fair value of the collateral and the investment's amortized cost, for securities purchased under agreements to resell. The credit loss would be limited to the difference between the fair value of the collateral and the investment’s amortized cost.

Prior to January 1, 2020, securities purchased under agreements to resell were evaluated for credit losses if there was a collateral shortfall which the FHLB did not believe the counterparty would replenish in accordance with the relevant contractual terms.

Debt Securities. The FHLB classifies investment securities as trading, available-for-sale and held-to-maturity at the date of acquisition. Purchases and sales of securities are recorded on a trade date basis.

Trading. Securities classified as trading are acquired for liquidity purposes and asset/liability management and carried at fair value. The FHLB records changes in the fair value of these securities through non-interest income (loss) as a net gain or loss on trading securities. Finance Agency regulations and the FHLB's risk management policies prohibit the speculative trading of these instruments and limit credit risk arising from them.

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

Additionally, beginning January 1, 2020, the FHLB adopted the CECL accounting guidance. For securities classified as available-for-sale, the FHLB evaluates an individual security for impairment on a quarterly basis by comparing the security’s fair value to its amortized cost. Accrued interest receivable is recorded separately on the Statements of Condition. Impairment exists when the fair value of the investment is less than its amortized cost (i.e., in an unrealized loss position). In assessing whether a credit loss exists on an impaired security, the FHLB considers whether there would be a shortfall in receiving all cash flows contractually due. When a shortfall is considered possible, the FHLB compares the present value of cash flows to be collected from the security with the amortized cost basis of the security. If the present value of cash flows is less than amortized cost, an allowance for credit losses is recorded with a corresponding adjustment to the provision (reversal) for credit losses. The allowance is limited by the amount of the unrealized loss. The allowance for credit losses excludes uncollectible accrued interest receivable, which is measured separately.

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

Beginning January 1, 2020, the FHLB adopted the CECL accounting guidance. Held-to-maturity securities are evaluated quarterly for expected credit losses on a pool basis unless an individual assessment is deemed necessary because the securities do not possess similar risk characteristics. An allowance for credit losses is recorded with a corresponding adjustment to the provision (reversal) for credit losses. The allowance for credit losses excludes uncollectible accrued interest receivable, which is measured separately. Prior to January 1, 2020, credit losses were recorded as a direct write-down of the held-to-maturity security carrying value. As of December 31, 2019, the FHLB had not recorded any direct write-downs to the carrying value of its held-to-maturity securities.

Premiums and Discounts. The FHLB amortizes purchased premiums and accretes purchased discounts on mortgage-backed securities (MBS) classified as available-for-sale or held-to-maturity using the retrospective interest method (retrospective method). The retrospective method requires that the FHLB estimate prepayments over the estimated life of the securities and make a retrospective adjustment of the effective yield each time that the FHLB changes the estimated life as if the new estimate had been known since the original acquisition date of the securities. The FHLB uses nationally recognized third-party prepayment models to project estimated cash flows. Due to their short term nature, the FHLB amortizes premiums and accretes discounts on other investment categories with a term of one year or less using a straight-line methodology based on the contractual maturity of the securities. Analyses of the straight-line compared to the interest, or level-yield, methodology have been performed by the FHLB, and it has determined that the impact of the difference on the financial statements for each period reported, taken individually and as a whole, is not material.

Gains and Losses on Sales. The FHLB computes gains and losses on sales of investment securities using the specific identification method and includes these gains and losses in other income.

Debt Securities - Other-than-Temporary Impairment. Beginning January 1, 2020, the FHLB adopted the CECL accounting guidance. As a result, the accounting guidance related to other-than-temporary impairment accounting for investments was superseded as of that date.

Prior to January 1, 2020, the FHLB evaluated its individual available-for-sale and held-to-maturity securities in an unrealized loss position for other-than-temporary impairment on a quarterly basis. A security was considered impaired when its fair value was less than its amortized cost. The FHLB considered an other-than-temporary impairment to have occurred under any of the following conditions:

▪if the FHLB had an intent to sell the impaired debt security;
▪if, based on available evidence, the FHLB believed it was more likely than not that it would be required to sell the impaired debt security before the recovery of its amortized cost basis; or
▪if the FHLB did not expect to recover the entire amortized cost basis of the debt security.

If either of the first two conditions above was met, the FHLB would have recognized an other-than-temporary impairment charge in earnings equal to the entire difference between the security's amortized cost basis and its fair value as of the Statement of Condition date. For securities in an unrealized loss position that did not meet either of the first two conditions, the entire loss position, or total other-than-temporary impairment, was evaluated to determine the extent and amount of credit loss.

Advances. The FHLB records Advances (loans to members, former members or housing associates) either at amortized cost or at fair value when the fair value option has been elected. Advances recorded at amortized cost are carried at original cost net of periodic principal repayments and amortization of premiums and accretion of discounts (including discounts related to the Affordable Housing Program), unearned commitment fees, and fair value hedge adjustments. The FHLB amortizes or accretes premiums and discounts, and recognizes unearned commitment fees and hedging adjustments on Advances to interest income using a level-yield methodology. For Advances recorded at amortized cost, accrued interest receivable is recorded separately on the Statements of Condition.

Beginning January 1, 2020, the FHLB adopted the CECL accounting guidance. The Advances carried at amortized cost are evaluated quarterly for expected credit losses. If deemed necessary, an allowance for credit losses is recorded with a corresponding adjustment to the provision (reversal) for credit losses. Prior to January 1, 2020, the FHLB evaluated Advances to determine if an allowance for credit losses was necessary if it was probable an impairment occurred in the FHLB’s Advance portfolio as of the Statement of Condition date and the amount of loss could be reasonably estimated.

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

Beginning January 1, 2020, the FHLB adopted the CECL accounting guidance. The FHLB performs a quarterly assessment of its mortgage loans held for portfolio to estimate expected credit losses. The FHLB measures expected credit losses on mortgage loans on a collective basis, pooling loans with similar risk characteristics. If a mortgage loan no longer shares risk characteristics with other loans, it is removed from the pool and evaluated for expected credit losses on an individual basis.

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

The allowance excludes uncollectible accrued interest receivable, as the FHLB writes off accrued interest receivable by reversing interest income if a mortgage loan is placed on non-accrual status.

Prior to January 1, 2020, the FHLB recorded an allowance for credit losses on mortgage loans if it was probable an impairment occurred in the FHLB’s mortgage loans held for portfolio as of the Statement of Condition date and the amount of loss could be reasonably estimated. A loan was considered impaired when, based on current information and events, it was probable that an FHLB would be unable to collect all amounts due according to the contractual terms of the loan agreement.

Premiums and Discounts. The FHLB defers and amortizes premiums and accretes discounts paid to and received by the FHLB's participating members (Participating Financial Institutions, or PFIs) and hedging basis adjustments, as interest income using the contractual interest method (contractual method).

Other Fees. The FHLB may receive non-origination fees, called pair-off fees. Pair-off fees represent a make-whole provision and are assessed when a member fails to deliver the quantity of loans committed to in a Mandatory Delivery Contract. Pair-off fees are recorded in non-interest income (loss). A Mandatory Delivery Contract is a legal commitment the FHLB makes to purchase, and a PFI makes to deliver, a specified dollar amount of mortgage loans, with a forward settlement date, at a specified range of mortgage note rates and prices.

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

Non-accrual Loans. The FHLB places a conventional mortgage loan on non-accrual status if it is determined that either (1) the collection of interest or principal is doubtful (e.g., when a related charge-off is recorded on a loan), or (2) interest or principal is past due for 90 days or more, except when the loan is well-secured and in the process of collection (e.g., through credit enhancements and with monthly remittances on a schedule/scheduled basis). Past due loans are those where the borrower has failed to make a full payment of principal and interest within one month of its due date. Loans with remittances on a schedule/scheduled basis means the FHLB receives monthly principal and interest payments from the servicer regardless of whether the mortgagee is making payments to the servicer. Loans with monthly remittances on an actual/actual basis are considered well-secured; however, servicers of actual/actual remittance types contractually do not advance principal and interest regardless of borrower creditworthiness. As a result, these loans are placed on non-accrual status once they become 90 days delinquent.

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

Charge-off Policy. A charge-off is recorded if it is estimated that the amortized cost and any applicable accrued interest in a loan will not be recovered. The FHLB evaluates whether to record a charge-off on a conventional mortgage loan upon the occurrence of a confirming event, such as notification of a claim against any of the credit enhancements. The FHLB also charges off the portion of outstanding conventional mortgage loan balances in excess of fair value of the underlying property, less cost to sell and adjusted for any available credit enhancements, for loans that are 180 days or more delinquent and/or certain loans where the borrower has filed for bankruptcy.

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

Premises, software and equipment were $7,905,000 and $8,399,000, which was net of accumulated depreciation and amortization of $33,439,000 and $31,106,000 as of December 31, 2020 and 2019, respectively. For the years ended December 31, 2020, 2019, and 2018, the depreciation and amortization expense for premises, software and equipment was $2,367,000, $2,257,000, and $2,889,000, respectively.

Leases. The FHLB leases office space and office equipment to run its business operations. Beginning January 1, 2019, the FHLB adopted new lease accounting guidance. At December 31, 2020 and 2019, the FHLB included in the Statement of Condition $4,980,000 and $5,816,000 of operating lease right-of-use assets in other assets, net, and $5,500,000 and $6,417,000 of operating lease liabilities in other liabilities. The FHLB recognized operating lease costs in the other operating expenses line of the Statement of Income of $1,832,000 and $1,842,000 for the years ended December 31, 2020 and 2019.

Derivatives and Hedging Activities. All derivatives are recognized on the Statements of Condition at their fair values and are reported as either derivative assets or derivative liabilities, net of cash collateral, and accrued interest from counterparties. The fair values of derivatives are netted by counterparty when the netting requirements have been met. If these netted amounts are positive, they are classified as an asset and, if negative, they are classified as a liability. Cash flows associated with a derivative are reflected as cash flows from operating activities in the Statement of Cash Flows unless the derivative meets the criteria to be a financing derivative.

The FHLB utilizes two Derivative Clearing Organizations (Clearinghouses), for all cleared derivative transactions, LCH Ltd. and CME Clearing. At both Clearinghouses, variation margin is characterized as daily settlement payments and initial margin is considered cash collateral.

Derivative Designations. Each derivative is designated as one of the following:

a.a qualifying hedge of the fair value of a recognized asset or liability or an unrecognized firm commitment (a "fair value" hedge); or

b.a non-qualifying hedge (“economic hedge”) for asset/liability management purposes.

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

Accrued Interest Receivables and Payables. The difference between accruals of interest receivables and payables on derivatives that are designated as fair value hedge relationships is recognized as adjustments to the interest income or expense of the designated hedged item. The difference between accruals of interest receivables and payables on economic hedges are recognized in non-interest income (loss) as “Net gains (losses) on derivatives and hedging activities.”

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

Embedded Derivatives. The FHLB may issue debt, make Advances, or purchase financial instruments in which a derivative instrument is “embedded.” Upon execution of these transactions, the FHLB assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the debt, Advance, or purchased financial instrument (the host contract) and whether a separate, non-embedded instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When the FHLB determines that (1) the embedded derivative has economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and (2) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and designated as a stand-alone derivative instrument pursuant to an economic hedge. However, the entire contract is carried at fair value and no portion of the contract is designated as a hedging instrument if the entire contract (the host contract and the embedded derivative) is to be measured at fair value, with changes in fair value reported in current-period earnings (such as an investment security classified as “trading” as well as hybrid financial instruments for which the fair value option is elected), or if the FHLB cannot reliably identify and measure the embedded derivative for purposes of separating that derivative from its host contract.

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

Discounts and Premiums. The FHLB accretes the discounts and amortizes the premiums on Consolidated Obligation Bonds to interest expense using a level-yield methodology over the terms to maturity or estimated lives of the corresponding Consolidated Obligation Bonds. Due to their short-term nature, the FHLB expenses the discounts on Consolidated Obligation Discount Notes using a straight-line methodology over the term of the Discount Notes. Analyses of a straight-line compared to a level-yield methodology have been performed by the FHLB, and the FHLB has determined that the impact of the difference on the financial statements for each period reported, taken individually and as a whole, is not material.

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

Restricted Retained Earnings. The Joint Capital Enhancement Agreement, as amended (Capital Agreement), provides that the FHLB will, on a quarterly basis, allocate 20 percent of its quarterly net income to a separate restricted retained earnings account until the balance of that account, calculated as of the last day of each calendar quarter, equals at least one percent of the FHLB's average balance of outstanding Consolidated Obligations for the calendar quarter. These restricted retained earnings are not available to pay dividends and are presented separately on the Statements of Condition.

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

Affordable Housing Program (AHP) Assessments. The FHLBank Act requires each FHLBank to establish and fund an AHP. The FHLB charges the required funding for AHP to earnings and establishes a liability. The AHP funds provide subsidies to members to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. The FHLB also issues AHP Advances at interest rates below the customary interest rate for non-subsidized Advances. When the FHLB makes an AHP Advance, the present value of the variation in the cash flow caused by the difference in the interest rate between the AHP Advance rate and the FHLB's related cost of funds for comparable maturity funding is charged against the AHP liability and recorded as a discount on the AHP Advance. As an alternative, the FHLB also has the authority to make the AHP subsidy available to members as a grant. The discount on AHP Advances is accreted to interest income on Advances using a level-yield methodology over the life of the Advance.

Note 2 - Recently Issued and Adopted Accounting Guidance

Troubled Debt Restructuring Relief. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act providing optional, temporary relief from accounting for certain loan modifications as troubled debt restructurings (TDRs) was signed into law. Under the CARES Act, TDR relief is available to banks for loan modifications related to the adverse effects of the coronavirus pandemic (COVID-19) granted to borrowers that were current as of December 31, 2019. TDR relief, as amended by the Consolidated Appropriations Act, 2021, applies to COVID-19 related modifications made from March 1, 2020, until the earlier of January 1, 2022, or 60 days following the termination of the national emergency declared on March 13, 2020. The FHLB elected to apply the TDR relief provided by the CARES Act.

Facilitation of the Effects of Reference Rate Reform on Financial Reporting, as amended. On March 12, 2020, the Financial Accounting Standards Board (FASB) issued temporary, optional guidance to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying GAAP to transactions affected by reference rate reform if certain criteria are met. The transactions primarily include (1) contract modifications, (2) hedging relationships, and (3) sale and/or transfer of debt securities classified as held-to-maturity. This guidance became effective immediately for the FHLB, and the amendments may be applied prospectively through December 31, 2022. The FHLB either elected or plans to elect the majority of the optional expedients and exceptions provided; however, the full effect on the FHLB's financial condition, results of operations and cash flows has not yet been determined. In particular, during the fourth quarter of 2020, the FHLB elected optional practical expedients specific to the discounting transition on a retrospective basis, which did not have a material effect.

Changes to the Disclosure Requirements for Defined Benefit Plans. On August 28, 2018, the FASB issued amended guidance that modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans to improve disclosure effectiveness. This guidance became effective for the annual period ending after December 15, 2020 (December 31, 2020 for the FHLB) and will be applied retrospectively for all comparative periods presented. The FHLB adopted this guidance for the year ending December 31, 2020. The adoption of this guidance affected the FHLB's disclosures, but did not have any effect on the FHLB's financial condition, results of operations, or cash flows.

Note 3 - Cash and Due from Banks

Cash and due from banks on the Statement of Condition includes cash on hand, cash items in the process of collection, compensating balances, and amounts due from correspondent banks and the Federal Reserve Bank.

Compensating Balances. The FHLB maintains collected cash balances with commercial banks in return for certain services. These agreements contain no legal restrictions on the withdrawal of funds. The average collected cash balances for the years ended December 31, 2020 and 2019 were approximately $260,000 and $133,000.

Pass-through Deposit Reserves. The FHLB acts as a pass-through correspondent for member institutions required to deposit reserves with the Federal Reserve Banks. There were no pass-through deposit reserves as of December 31, 2020. The amount shown as “Cash and due from banks” includes pass-through reserves deposited with Federal Reserve Banks of approximately $10,239,000 as of December 31, 2019.

Note 4 - Investments

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

Federal funds sold are unsecured loans that are generally transacted on an overnight term. Finance Agency regulations include a limit on the amount of unsecured credit the FHLB may extend to a counterparty. At December 31, 2020 and 2019, all investments in interest-bearing deposits and Federal funds sold were repaid or expected to be repaid according to the contractual terms. No allowance for credit losses was recorded for these assets at December 31, 2020 and 2019. Carrying values of interest-bearing deposits and Federal funds sold exclude accrued interest receivable of (in thousands) $72 and $10 as of December 31, 2020, and $1,162 and $210 as of December 31, 2019.

Securities purchased under agreements to resell are short-term and are structured such that they are evaluated regularly to determine if the market value of the underlying securities decreases below the market value required as collateral (i.e., subject to collateral maintenance provisions). If so, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash, generally by the next business day. Based upon the collateral held as security and collateral maintenance provisions with counterparties, the FHLB determined that no allowance for credit losses was needed for its securities purchased under agreements to resell at December 31, 2020 and 2019. The carrying value of securities purchased under agreements to resell excludes accrued interest receivable of (in thousands) $13 and $3,503 as of December 31, 2020 and 2019.

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

Trading Securities

Table 4.1 - Trading Securities by Major Security Types (in thousands)

Fair Value	December 31, 2020	December 31, 2019
Non-mortgage-backed securities (non-MBS):
U.S. Treasury obligations	$8,362,211	$9,626,964
GSE obligations	2,125,580	1,988,259
Total non-MBS	10,487,791	11,615,223
Mortgage-backed securities (MBS):
U.S. obligation single-family MBS	333	470
Total	$10,488,124	$11,615,693

Table 4.2 - Net Gains (Losses) on Trading Securities (in thousands)

	For the Years Ended December 31,
	2020	2019	2018
Net gains (losses) on trading securities held at period end	$268,392	$210,207	$7,086
Net gains (losses) on trading securities matured during the period	(10,826)	—	—
Net gains (losses) on trading securities	$257,566	$210,207	$7,086

Available-for-Sale Securities

Table 4.3 - Available-for-Sale Securities by Major Security Types (in thousands)

	December 31, 2020
	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-MBS:
GSE obligations	$140,600	$1,802	$—	$142,402
Total non-MBS	140,600	1,802	—	142,402
MBS:
GSE multi-family MBS	146,269	2,916	—	149,185
Total MBS	146,269	2,916	—	149,185
Total	$286,869	$4,718	$—	$291,587

	December 31, 2019
	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$1,410,000	$111	$—	$1,410,111
GSE obligations	131,815	601	(342)	132,074
Total	$1,541,815	$712	$(342)	$1,542,185
(1)Amortized cost of available-for-sale securities includes adjustments made to the cost basis of an investment for accretion, amortization, and/or fair value hedge accounting adjustments, and excludes accrued interest receivable of (in thousands) $1,242 and $5,149 at December 31, 2020 and 2019.

Table 4.4 summarizes the available-for-sale securities with unrealized losses, which are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position. All securities outstanding at December 31, 2020 had gross unrealized gains.

Table 4.4 - Available-for-Sale Securities in a Continuous Unrealized Loss Position (in thousands)

	December 31, 2019
	Less than 12 Months		12 Months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
GSE obligations	$17,071	$(126)	$21,574	$(216)	$38,645	$(342)
Total	$17,071	$(126)	$21,574	$(216)	$38,645	$(342)

Table 4.5 - Available-for-Sale Securities by Contractual Maturity (in thousands)

	December 31, 2020		December 31, 2019
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-MBS:
Due in 1 year or less	$—	$—	$1,410,000	$1,410,111
Due after 1 year through 5 years	11,248	11,309	—	—
Due after 5 years through 10 years	116,096	117,507	119,771	119,870
Due after 10 years	13,256	13,586	12,044	12,204
Total non-MBS	140,600	142,402	1,541,815	1,542,185
MBS (1)	146,269	149,185	—	—
Total	$286,869	$291,587	$1,541,815	$1,542,185
(1)MBS are not presented by contractual maturity because their expected maturities will likely differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 4.6 - Interest Rate Payment Terms of Available-for-Sale Securities (in thousands)

	December 31, 2020	December 31, 2019
Amortized cost of non-MBS:
Fixed-rate	$140,600	$1,541,815
Total amortized cost of non-MBS	140,600	1,541,815
Amortized cost of MBS:
Fixed-rate	146,269	—
Total amortized cost of MBS	146,269	—
Total	$286,869	$1,541,815

The FHLB had no sales of securities out of its available-for-sale portfolio for the years ended December 31, 2020, 2019 or 2018.

Held-to-Maturity Securities

Table 4.7 - Held-to-Maturity Securities by Major Security Types (in thousands)

	December 31, 2020
	Amortized Cost (1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
Non-MBS:
U.S. Treasury obligations	$41,398	$1	$—	$41,399
Total non-MBS	41,398	1	—	41,399
MBS:
U.S. obligation single-family MBS	986,399	41,218	—	1,027,617
GSE single-family MBS	3,013,326	105,657	(2)	3,118,981
GSE multi-family MBS	5,607,048	5,146	(8,055)	5,604,139
Total MBS	9,606,773	152,021	(8,057)	9,750,737
Total	$9,648,171	$152,022	$(8,057)	$9,792,136

	December 31, 2019
	Amortized Cost (1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
Non-MBS:
U.S. Treasury obligations	$35,171	$5	$—	$35,176
Total non-MBS	35,171	5	—	35,176
MBS:
U.S. obligation single-family MBS	1,670,783	13,499	(239)	1,684,043
GSE single-family MBS	4,500,471	40,386	(24,072)	4,516,785
GSE multi-family MBS	7,292,894	54	(27,745)	7,265,203
Total MBS	13,464,148	53,939	(52,056)	13,466,031
Total	$13,499,319	$53,944	$(52,056)	$13,501,207

(1)Carrying value equals amortized cost. Amortized cost of held-to-maturity securities includes adjustments made to the cost basis of an investment for accretion and amortization and excludes accrued interest receivable of (in thousands) $9,609 and $20,365 as of December 31, 2020 and 2019.

Table 4.8 - Net Purchased Premiums Included in the Amortized Cost of MBS Classified as Held-to-Maturity (in thousands)

	December 31, 2020	December 31, 2019
Premiums	$18,299	$32,071
Discounts	(7,269)	(13,996)
Net purchased premiums	$11,030	$18,075

As required prior to adoption of the CECL accounting standard, Table 4.9 presents the HTM securities with unrealized losses, which are aggregated by major security type and length of time that individual securities had been in a continuous unrealized loss position as of December 31, 2019.

Table 4.9 - Held-to-Maturity Securities in a Continuous Unrealized Loss Position (in thousands)

	December 31, 2019
	Less than 12 Months		12 Months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
MBS:
U.S. obligation single-family MBS	$148,586	$(239)	$—	$—	$148,586	$(239)
GSE single-family MBS	702,730	(2,682)	1,921,576	(21,390)	2,624,306	(24,072)
GSE multi-family MBS	3,385,731	(7,704)	3,735,950	(20,041)	7,121,681	(27,745)
Total MBS	$4,237,047	$(10,625)	$5,657,526	$(41,431)	$9,894,573	$(52,056)

Table 4.10 - Held-to-Maturity Securities by Contractual Maturity (in thousands)

	December 31, 2020		December 31, 2019
Year of Maturity	Amortized Cost (1)	Fair Value	Amortized Cost (1)	Fair Value
Non-MBS:
Due in 1 year or less	$41,398	$41,399	$35,171	$35,176
Due after 1 year through 5 years	—	—	—	—
Due after 5 years through 10 years	—	—	—	—
Due after 10 years	—	—	—	—
Total non-MBS	41,398	41,399	35,171	35,176
MBS (2)	9,606,773	9,750,737	13,464,148	13,466,031
Total	$9,648,171	$9,792,136	$13,499,319	$13,501,207
(1)Carrying value equals amortized cost.
(2)MBS are not presented by contractual maturity because their expected maturities will likely differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 4.11 - Interest Rate Payment Terms of Held-to-Maturity Securities (in thousands)

	December 31, 2020	December 31, 2019
Amortized cost of non-MBS:
Fixed-rate	$41,398	$35,171
Total amortized cost of non-MBS	41,398	35,171
Amortized cost of MBS:
Fixed-rate	3,677,199	5,438,532
Variable-rate	5,929,574	8,025,616
Total amortized cost of MBS	9,606,773	13,464,148
Total	$9,648,171	$13,499,319

From time to time the FHLB may sell securities out of its held-to-maturity portfolio. These securities, generally, have less than 15 percent of the acquired principal outstanding at the time of the sale. These sales are considered maturities for the purposes of security classification. For the years ended December 31, 2020, 2019 and 2018, the FHLB did not sell any held-to-maturity securities.

Allowance for Credit Losses and Other-than-Temporary Impairment on Available-for-Sale and Held-to-Maturity Securities

The FHLB evaluates available-for-sale and held-to-maturity investment securities for credit losses on a quarterly basis. The FHLB adopted new accounting guidance for the measurement of credit losses on financial instruments on January 1, 2020. Prior to the adoption of CECL accounting guidance, the FHLB evaluated these securities for other-than-temporary impairment. See Note 1 - Summary of Significant Accounting Policies for additional information.

The FHLB’s available-for-sale and held-to-maturity securities are certificates of deposit, U.S. Treasury obligations, GSE obligations, and MBS issued by Fannie Mae, Freddie Mac, Ginnie Mae and the National Credit Union Administration (NCUA) that are backed by single-family or multi-family mortgage loans. The FHLB only purchases securities considered investment quality. At December 31, 2020, all available-for-sale and held-to-maturity securities were rated single-A, or above, by an NRSRO, based on the lowest long-term credit rating for each security used by the FHLB. The FHLB’s internal ratings of these securities may differ from those obtained from an NRSRO.

The FHLB evaluates individual available-for-sale securities for impairment by comparing the security’s fair value to its amortized cost. Impairment may exist when the fair value of the investment is less than its amortized cost (i.e., in an unrealized loss position). At December 31, 2020, no available-for-sale securities were in an unrealized loss position. As a result, no allowance for credit losses was recorded on these available-for-sale securities at December 31, 2020, and the FHLB did not consider any of these available-for-sale securities to be other-than-temporarily impaired at December 31, 2019.

The FHLB evaluates its held-to-maturity securities for impairment on a collective, or pooled basis, unless an individual assessment is deemed necessary because the securities do not possess similar risk characteristics. As of December 31, 2020, the FHLB had not established an allowance for credit loss on any held-to-maturity securities because the securities: (1) were all highly-rated and/or had short remaining terms to maturity, (2) had not experienced, nor did the FHLB expect, any payment default on the instruments, and (3) in the case of U.S., GSE, or other agency obligations, carry an implicit or explicit government guarantee such that the FHLB considered the risk of nonpayment to be zero. Using the prior accounting methodology of other-than-temporary impairment for credit impairment, none of the FHLB's held-to-maturity securities were other-than-temporarily impaired at December 31, 2019.

Note 5 - Advances

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

Table 5.1 - Advances by Redemption Term (dollars in thousands)

	December 31, 2020		December 31, 2019
Redemption Term	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$12,064,753	0.75%	$32,342,198	1.78%
Due after 1 year through 2 years	1,986,446	1.88	4,477,497	2.19
Due after 2 years through 3 years	1,445,139	2.15	1,996,647	2.30
Due after 3 years through 4 years	1,809,523	1.97	1,408,948	2.50
Due after 4 years through 5 years	2,361,604	1.02	1,765,323	2.08
Thereafter	5,339,932	1.34	5,273,531	2.35
Total principal amount	25,007,397	1.16	47,264,144	1.94
Commitment fees	(170)		(281)
Discount on Affordable Housing Program (AHP) Advances	(2,053)		(3,148)
Premiums	—		1,221
Discounts	(2,046)		(2,530)
Hedging adjustments	358,173		109,929
Fair value option valuation adjustments and accrued interest	702		238
Total (1)	$25,362,003		$47,369,573
(1)Carrying values exclude accrued interest receivable of (in thousands) $26,426 and $60,682 as of December 31, 2020 and 2019.

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

Table 5.2 - Advances by Redemption Term or Next Call Date (in thousands)

Redemption Term or Next Call Date	December 31, 2020	December 31, 2019
Due in 1 year or less	$15,375,354	$35,366,608
Due after 1 year through 2 years	1,716,058	4,982,222
Due after 2 years through 3 years	1,434,377	1,724,647
Due after 3 years through 4 years	1,785,672	1,381,718
Due after 4 years through 5 years	877,504	1,535,418
Thereafter	3,818,432	2,273,531
Total principal amount	$25,007,397	$47,264,144

The FHLB also offers putable Advances. With a putable Advance, the FHLB effectively purchases put options from the member that allows the FHLB to terminate the Advance at predetermined dates. The FHLB normally would exercise its put option when interest rates increase relative to contractual rates.

Table 5.3 - Advances by Redemption Term or Next Put Date for Putable Advances (in thousands)

Redemption Term or Next Put Date	December 31, 2020	December 31, 2019
Due in 1 year or less	$14,407,003	$33,451,448
Due after 1 year through 2 years	2,146,446	4,777,497
Due after 2 years through 3 years	1,485,139	2,129,647
Due after 3 years through 4 years	1,855,273	1,238,948
Due after 4 years through 5 years	2,346,604	1,611,073
Thereafter	2,766,932	4,055,531
Total principal amount	$25,007,397	$47,264,144

Table 5.4 - Advances by Interest Rate Payment Terms (in thousands)

	December 31, 2020	December 31, 2019
Fixed-rate (1)
Due in one year or less	$9,681,997	$25,918,472
Due after one year	9,513,793	10,194,636
Total fixed-rate (1)	19,195,790	36,113,108
Variable-rate (1)
Due in one year or less	2,382,756	6,423,726
Due after one year	3,428,851	4,727,310
Total variable-rate (1)	5,811,607	11,151,036
Total principal amount	$25,007,397	$47,264,144
(1)Payment terms based on current interest rate terms, which reflect any option exercises or rate conversions that have occurred subsequent to the related Advance issuance.

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

Residential mortgage loans are the principal form of collateral for Advances. The estimated value of the collateral required to secure each member's credit products is calculated by applying collateral discounts, or haircuts, to the value of the collateral. In addition, community financial institutions are eligible to utilize expanded statutory collateral provisions for small business and agribusiness loans. The FHLB's capital stock owned by its member borrowers is also pledged as collateral. Collateral arrangements and a member’s borrowing capacity vary based on the financial condition and performance of the institution, the types of collateral pledged and the overall quality of those assets. The FHLB can also require additional or substitute collateral to protect its security interest. The FHLB also has policies and procedures for validating the reasonableness of its collateral valuations and makes changes to its collateral guidelines, as necessary, based on current market conditions. In addition, collateral verifications and reviews are performed by the FHLB based on the risk profile of the borrower. Management of the FHLB believes that these policies effectively manage the FHLB's credit risk from Advances.

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

Using a risk-based approach, the FHLB considers the payment status, collateralization levels, and borrower's financial condition to be indicators of credit quality for its credit products. At December 31, 2020 and 2019, the FHLB did not have any Advances that were past due, in non-accrual status or considered impaired. In addition, there were no troubled debt restructurings related to Advances of the FHLB during 2020 or 2019. At December 31, 2020 and 2019, the FHLB had rights to collateral on a member-by-member basis with an estimated value in excess of its outstanding extensions of credit.

Based upon the collateral held as security, its credit extension and collateral policies and the repayment history on Advances, the FHLB did not expect any credit losses on Advances as of December 31, 2020 and, therefore, no allowance for credit losses on Advances was recorded. For the same reasons, the FHLB did not record any allowance for credit losses on Advances at December 31, 2019.

Advance Concentrations

The FHLB's Advances are concentrated in commercial banks, savings institutions, and insurance companies. Advance borrower concentrations can change significantly due to members' ability to quickly increase or decrease their amount of Advances based on their current funding needs.

Table 5.5 - Borrowers Holding Five Percent or more of Total Advances, Including Any Known Affiliates that are Members of the FHLB (dollars in millions)

December 31, 2020			December 31, 2019
	Principal	% of Total Principal Amount of Advances		Principal	% of Total Principal Amount of Advances
U.S. Bank, N.A.	$4,273	17%	U.S. Bank, N.A.	$13,874	29%
Third Federal Savings and Loan Association	3,443	14	JPMorgan Chase Bank, N.A.	4,500	10
Nationwide Life Insurance Company	2,062	8	Third Federal Savings and Loan Association	3,883	8
Protective Life Insurance Company	1,955	8	Total	$22,257	47%
Western-Southern Life Assurance Co.	1,344	5
Total	$13,077	52%

Note 6 - Mortgage Loans

Total mortgage loans held for portfolio represent residential mortgage loans under the Mortgage Purchase Program (MPP) that the FHLB's members originate, credit enhance, and then sell to the FHLB. The FHLB does not service any of these loans. The FHLB plans to retain its existing portfolio of mortgage loans.

Table 6.1 - Mortgage Loans Held for Portfolio (in thousands)

	December 31, 2020	December 31, 2019
Fixed rate medium-term single-family mortgage loans (1)	$731,756	$773,575
Fixed rate long-term single-family mortgage loans	8,584,239	10,207,367
Total unpaid principal balance	9,315,995	10,980,942
Premiums	208,281	241,356
Discounts	(1,636)	(2,166)
Hedging basis adjustments (2)	26,114	15,932
Total mortgage loans held for portfolio (3)	9,548,754	11,236,064
Allowance for credit losses on mortgage loans	(248)	(711)
Mortgage loans held for portfolio, net	$9,548,506	$11,235,353
(1)Medium-term is defined as a term of 15 years or less.
(2)Represents the unamortized balance of the mortgage purchase commitments' market values at the time of settlement. The market value of the commitment is included in the basis of the mortgage loan and amortized accordingly.
(3)Excludes accrued interest receivable of (in thousands) $30,109 and $36,739 at December 31, 2020 and 2019.

Table 6.2 - Mortgage Loans Held for Portfolio by Collateral/Guarantee Type (in thousands)

	December 31, 2020	December 31, 2019
Conventional mortgage loans	$9,133,942	$10,750,526
FHA mortgage loans	182,053	230,416
Total unpaid principal balance	$9,315,995	$10,980,942

Table 6.3 - Members, Including Any Known Affiliates that are Members of the FHLB, and Former Members Selling Five Percent or more of Total Unpaid Principal (dollars in millions)

	December 31, 2020			December 31, 2019
	Principal	% of Total		Principal	% of Total
Union Savings Bank	$2,826	30%	Union Savings Bank	$3,574	33%
Guardian Savings Bank FSB	796	9	Guardian Savings Bank FSB	1,004	9
			FirstBank	714	7

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

Table 6.4 - Changes in the LRA (in thousands)

	For the Years Ended December 31,
	2020	2019	2018
LRA at beginning of year	$233,476	$213,260	$200,745
Additions	28,795	29,558	24,784
Claims	(101)	(113)	(492)
Scheduled distributions	(15,735)	(9,229)	(11,777)
LRA at end of period	$246,435	$233,476	$213,260

Mortgage Loans Forbearance Plans. In response to the COVID-19 pandemic, which has caused economic strain on many home loan borrowers, the FHLB’s mortgage loan servicers may grant a forbearance period to borrowers who have had COVID-19 related hardships regardless of the payment status of the loan at the time of the request. Based on the most recent information received from mortgage servicers, as of December 31, 2020, there was approximately (in thousands) $77,207 in unpaid principal balance of conventional mortgage loans under a forbearance plan as a result of COVID-19, which represented one percent of conventional mortgage loans held for portfolio.

Payment Status of Mortgage Loans. The key credit quality indicator for conventional mortgage loans is payment status, which allows the FHLB to monitor the migration of past due loans. Past due loans are those where the borrower has failed to make a full payment of principal and interest within one month of its due date. Although certain loans have been granted a forbearance period as noted above, there has been no change in the terms of the loan. Accordingly, when a borrower fails to make timely payments of principal and/or interest for loans under forbearance, they are considered past due. Table 6.5 presents the payment status of conventional mortgage loans. As of December 31, 2020, (in thousands) $11,381 in unpaid principal balance of conventional loans under forbearance had a current payment status, (in thousands) $5,933 was 30 to 59 days past due, (in thousands) $9,190 was 60 to 89 days past due, and (in thousands) $50,703 was greater than 90 days past due.

Table 6.5 - Credit Quality Indicator of Conventional Mortgage Loans (in thousands)

	December 31, 2020
	Origination Year
Payment status, at amortized cost (1):	Prior to 2016	2016 to 2020	Total
Past due 30-59 days	$16,812	$19,036	$35,848
Past due 60-89 days	7,245	7,553	14,798
Past due 90 days or more	24,651	39,921	64,572
Total past due mortgage loans	48,708	66,510	115,218
Current mortgage loans	2,555,139	6,694,837	9,249,976
Total conventional mortgage loans	$2,603,847	$6,761,347	$9,365,194

December 31, 2019
Payment status, at recorded investment (1):	Conventional Loans
Past due 30-59 days	$35,416
Past due 60-89 days	5,572
Past due 90 days or more	12,421
Total past due mortgage loans	53,409
Current mortgage loans	10,985,818
Total conventional mortgage loans	$11,039,227
(1)The recorded investment at December 31, 2019 includes accrued interest receivable whereas the amortized cost at December 31, 2020 excludes accrued interest receivable.

Other delinquency statistics include loans in process of foreclosure, serious delinquency rates, loans past due 90 days or more and still accruing interest, and non-accrual loans. Table 6.6 presents other delinquency statistics of mortgage loans.

Table 6.6 - Other Delinquency Statistics (dollars in thousands)

	December 31, 2020
Amortized Cost:	Conventional MPP Loans	FHA Loans	Total
In process of foreclosure (1)	$5,031	$617	$5,648
Serious delinquency rate (2)	0.69%	3.28%	0.74%
Past due 90 days or more still accruing interest (3)	$58,881	$5,961	$64,842
Loans on non-accrual status	$6,721	$—	$6,721

	December 31, 2019
Recorded Investment:	Conventional MPP Loans	FHA Loans	Total
In process of foreclosure (1)	$8,311	$2,515	$10,826
Serious delinquency rate (2)	0.11%	2.49%	0.16%
Past due 90 days or more still accruing interest (3)	$11,935	$5,805	$17,740
Loans on non-accrual status	$1,902	$—	$1,902
(1)Includes loans where the decision of foreclosure or a similar alternative such as pursuit of deed-in-lieu has been reported. During the year ended December 31, 2020, there were foreclosure moratoriums enacted in response to the COVID-19 pandemic.
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

The FHLB did not have any real estate owned at December 31, 2020 or 2019.

Troubled Debt Restructurings. A troubled debt restructuring is considered to have occurred when a concession is granted to a borrower for economic or legal reasons related to the borrower's financial difficulties and that concession would not have been considered otherwise. The FHLB's troubled debt restructurings primarily involve loans where an agreement permits the recapitalization of past due amounts up to the original loan amount and certain loans discharged in Chapter 7 bankruptcy. The FHLB's amortized cost in modified loans considered troubled debt restructurings was (in thousands) $18,888 at December 31, 2020. The FHLB's recorded investment in loans considered troubled debt restructurings was (in thousands) $13,514 at December 31, 2019. As noted above, amortized cost excludes accrued interest receivable whereas recorded investment includes accrued interest receivable. The amount of troubled debt restructurings is not considered material to the FHLB's financial condition, results of operations, or cash flows.

Evaluation of Credit Losses

The current methodology used to develop the allowance for credit losses on mortgage loans is described below.

Mortgage Loans - FHA. The FHLB invests in fixed-rate mortgage loans secured by one-to-four family residential properties insured by the FHA. The FHLB expects to recover any losses from such loans from the FHA. Any losses from these loans that are not recovered from the FHA would be due to a claim rejection by the FHA and, as such, would be recoverable from the selling participating financial institutions. Therefore, the FHLB only has credit risk for these loans if the seller or servicer fails to pay for losses not covered by the FHA insurance. As a result, the FHLB did not record an allowance for credit losses on its FHA insured mortgage loans at December 31, 2020. Furthermore, due to the insurance, none of these mortgage loans have been placed on non-accrual status.

Mortgage Loans - Conventional MPP. Conventional loans are evaluated collectively when similar risk characteristics exist; loans that do not share risk characteristics with other pools are removed from the collective evaluation and evaluated for expected credit losses on an individual basis. For loans with similar risk characteristics, the FHLB determines the allowance for credit losses through analyses that include consideration of various loan portfolio and collateral-related characteristics, such as past performance, current conditions, and reasonable and supportable forecasts of expected economic conditions. The FHLB uses a model that employs a variety of methods, such as projected cash flows to estimate expected credit losses over the life of the loans. This model relies on a number of inputs, such as both current and forecasted property values and interest rates as well as historical borrower behavior experience. The FHLB’s calculation of expected credit losses includes a forecast of home prices over the entire contractual terms of its conventional loans rather than a reversion to historical home price trends after an initial forecast period. The FHLB also incorporates associated credit enhancements to determine estimated expected credit losses.

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

Prior to the adoption of the CECL accounting guidance, the methodology used to develop the allowance for credit losses for mortgage loans is described below.

Mortgage Loans Held for Portfolio - FHA. The FHLB's prior methodology for evaluating FHA loans for credit losses is consistent with the FHLB's current methodology described above. As a result, the FHLB did not establish an allowance for credit losses on its FHA insured mortgage loans at December 31, 2019.

Mortgage Loans Held for Portfolio - Conventional MPP. The FHLB determined the allowance for conventional loans through analyses that included consideration of various data observations such as past performance, current performance, loan portfolio characteristics, collateral-related characteristics, industry data, and prevailing economic conditions. The measurement of the allowance for credit losses consisted of: (1) collectively evaluating homogeneous pools of residential mortgage loans; (2) reviewing specifically identified loans for impairment; and (3) considering other relevant qualitative factors.

Collectively Evaluated Mortgage Loans: The credit risk analysis of conventional loans evaluated collectively for impairment considered historical delinquency migration, applied estimated loss severities, and incorporated the associated credit enhancements in order to determine the FHLB's best estimate of probable incurred losses at the reporting date. Migration analysis is a methodology for determining, through the FHLB's experience over a historical period, the rate of default on loans. The FHLB applied migration analysis to loans based on payment status categories such as current, 30, 60, and 90 days past due. The FHLB then estimated how many loans in these categories may migrate to a loss realization event and applied a current loss severity to estimate losses. The estimated losses were then reduced by the probable cash flows resulting from available credit enhancements. To properly determine the credit enhancements available to recover estimated losses, the FHLB performed the credit risk analysis of all conventional mortgage loans at the individual Master Commitment Contract level. The Master Commitment Contract is an agreement with a member in which the member agrees to make a best efforts attempt to sell a specific dollar amount of loans to the FHLB, generally over a one-year period. Any credit enhancement cash flows that were projected and assessed as not probable of receipt did not reduce estimated losses.

Individually Evaluated Mortgage Loans: Conventional mortgage loans that were considered troubled debt restructurings were specifically identified for purposes of calculating the allowance for credit losses. The FHLB measured impairment of these specifically identified loans by either estimating the present value of expected cash flows, estimating the loan's observable market price, or estimating the fair value of the collateral if the loan is collateral dependent. The FHLB removed specifically identified loans evaluated for impairment from the collectively evaluated mortgage loan population.

Qualitative Factors: The FHLB also assessed other qualitative factors in its estimation of loan losses for the collectively evaluated population. This amount represented a subjective management judgment, based on facts and circumstances that existed as of the reporting date, which was intended to cover other incurred losses that may not otherwise have been captured in the methodology described above.

Allowance for Credit Losses on Conventional Mortgage Loans. The FHLB established an allowance for credit losses on its conventional mortgage loans held for portfolio. The following table presents a rollforward of the allowance for credit losses on conventional mortgage loans.

Table 6.7 - Allowance for Credit Losses on Conventional Mortgage Loans (in thousands)

	For the Years Ended December 31,
	2020	2019	2018
Balance, beginning of period	$711	$840	$1,190
Adjustment for cumulative effect of accounting change	(366)	—	—
Net charge offs	(97)	(129)	(350)
Balance, end of period	$248	$711	$840

As required by prior accounting guidance for determining the allowance for credit losses on mortgage loans, Table 6.8 presents the recorded investment in mortgage loans by impairment methodology at December 31, 2019. The recorded investment in a loan is the unpaid principal balance of the loan adjusted for accrued interest, unamortized premiums or discounts, hedging basis adjustments and direct write-downs. The recorded investment is not net of any allowance.

Table 6.8 - Allowance for Credit Losses and Recorded Investment on Conventional Mortgage Loans by Impairment Methodology (in thousands)

December 31, 2019
Allowance for credit losses:
Collectively evaluated for impairment	$711
Individually evaluated for impairment	—
Total allowance for credit losses	$711
Recorded investment:
Collectively evaluated for impairment	$11,025,713
Individually evaluated for impairment	13,514
Total recorded investment	$11,039,227

Note 7 - Derivatives and Hedging Activities

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

The most common ways in which the FHLB uses derivatives are to:
▪reduce the interest rate sensitivity and repricing gaps of assets and liabilities;
▪preserve a favorable interest rate spread between the yield of an asset (e.g., an Advance) and the cost of the related liability (e.g., the Consolidated Obligation used to fund the Advance);
▪manage embedded options in assets and liabilities;
▪reduce funding costs by combining a derivative with a Consolidated Obligation, as the cost of a combined funding structure can be lower than the cost of a comparable Consolidated Obligation; and
▪protect the value of existing asset or liability positions.

Types of Derivatives

The FHLB primarily uses the following derivative instruments:

Interest rate swaps - An interest rate swap is an agreement between two entities to exchange cash flows in the future. The agreement sets the dates on which the cash flows will be exchanged and the manner in which the cash flows will be calculated. One of the simplest forms of an interest rate swap involves the promise by one party to pay cash flows equivalent to the interest on a notional principal amount at a predetermined fixed rate for a given period of time. In return for this promise, this party receives cash flows equivalent to the interest on the same notional principal amount at a variable-rate index for the same period of time. As of December 31, 2020, the variable-rates transacted by the FHLB in its derivatives include the Federal Funds Overnight Index Swap (OIS), Secured Overnight Financing Rate (SOFR), and London InterBank Offering Rate (LIBOR).

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

Table 7.1 summarizes the notional amount and fair value of derivative instruments and total derivative assets and liabilities. Total derivative assets and liabilities include the effect of netting adjustments and cash collateral. For purposes of this disclosure, the derivative values include the fair value of derivatives and the related accrued interest.

Table 7.1 - Fair Value of Derivative Instruments (in thousands)

	December 31, 2020
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as fair value hedging instruments:
Interest rate swaps	$10,477,703	$272	$163,174
Derivatives not designated as hedging instruments:
Interest rate swaps	13,267,539	691	2,563
Interest rate swaptions	2,175,000	713	—
Mortgage delivery commitments	137,352	1,056	—
Total derivatives not designated as hedging instruments	15,579,891	2,460	2,563
Total derivatives before adjustments	$26,057,594	2,732	165,737
Netting adjustments and cash collateral (1)		213,156	(161,924)
Total derivative assets and total derivative liabilities		$215,888	$3,813

	December 31, 2019
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as fair value hedging instruments:
Interest rate swaps	$9,310,089	$7,227	$53,641
Derivatives not designated as hedging instruments:
Interest rate swaps	28,501,469	9,685	363
Interest rate swaptions	6,000,000	12,464	—
Forward rate agreements	849,000	21	782
Mortgage delivery commitments	936,269	2,798	64
Total derivatives not designated as hedging instruments	36,286,738	24,968	1,209
Total derivatives before adjustments	$45,596,827	32,195	54,850
Netting adjustments and cash collateral (1)		234,970	(53,540)
Total derivative assets and total derivative liabilities		$267,165	$1,310

(1)Amounts represent the application of the netting requirements that allow the FHLB to settle positive and negative positions, and also cash collateral, including accrued interest, held or placed by the FHLB with the same clearing agent and/or counterparty. Cash collateral posted, including accrued interest, was (in thousands) $375,390 and $293,148 at December 31, 2020 and 2019. Cash collateral received, including accrued interest, was (in thousands) $310 and $4,638 at December 31, 2020 and 2019.

With the adoption of the hedge accounting guidance on January 1, 2019, changes in fair value of the derivative hedging instrument and the hedged item attributable to the hedged risk for designated fair value hedges are recorded in net interest income in the same line as the earnings effect of the hedged item. Prior to January 1, 2019, for designated fair value hedges, any hedge ineffectiveness (which represented the amount by which the change in the fair value of the derivative differed from the change in the fair value of the hedge item) was recorded in non-interest income (loss) as net gains (losses) on derivatives and hedging activities.

Table 7.2 presents the impact of qualifying fair value hedging relationships on the Statements of Income as well as the total interest income (expense) by product.

Table 7.2 - Impact of Fair Value Hedging Relationships on the Statements of Income (in thousands)

	For the Year Ended December 31, 2020
	Advances	Available-for-Sale Securities	Consolidated Bonds
Total interest income (expense) recorded in the Statements of Income	$434,815	$4,782	$(541,996)
Impact of Fair Value Hedging Relationships (1)
Interest income/expense:
Net interest settlements	$(90,959)	$(2,484)	$1,652
Gain (loss) on derivatives	(263,046)	(5,209)	1,477
Gain (loss) on hedged items	247,059	4,826	(1,377)
Effect on net interest income	$(106,946)	$(2,867)	$1,752

	For the Year Ended December 31, 2019
	Advances	Available-for-Sale Securities	Consolidated Bonds
Total interest income (expense) recorded in the Statements of Income	$1,195,128	$27,691	$(1,033,508)
Impact of Fair Value Hedging Relationships (1)
Interest income/expense:
Net interest settlements	$36,052	$(311)	$1,637
Gain (loss) on derivatives	(160,006)	(6,402)	945
Gain (loss) on hedged items	153,435	6,307	(905)
Effect on net interest income	$29,481	$(406)	$1,677

	For the Year Ended December 31, 2018 (2)
	Advances	Available-for-Sale Securities	Consolidated Bonds
Impact of Fair Value Hedging Relationships (1)
Interest income/expense:
Net interest settlements (3)	$24,006	$(44)	$(3,215)
Effect on net interest income	$24,006	$(44)	$(3,215)
Non-interest income (loss):
Gain (loss) on derivatives	$(6,443)	$(1,015)	$2,758
Gain (loss) on hedged items	8,517	1,008	(2,950)
Effect on non-interest income (loss)	$2,074	$(7)	$(192)
(1)     Includes interest rate swaps.
(2)    Prior period amounts were not conformed to new hedge accounting guidance adopted January 1, 2019.
(3)    Excludes (amortization)/accretion on closed fair value hedge relationships of (in thousands) $(602) for the year ended December 31, 2018.

Table 7.3 presents the cumulative basis adjustments on hedged items designated as fair value hedges and the related amortized cost of the hedged items.

Table 7.3 - Cumulative Basis Adjustments for Fair Value Hedges (in thousands)

	December 31, 2020
	Advances	Available-for-Sale Securities	Consolidated Bonds
Amortized cost of hedged asset or liability (1)	$10,483,218	$286,869	$132,852
Fair value hedging adjustments
Basis adjustments for active hedging relationships included in amortized cost	$356,624	$11,751	$2,086
Basis adjustments for discontinued hedging relationships included in amortized cost	1,549	389	—
Total amount of fair value hedging basis adjustments	$358,173	$12,140	$2,086

	December 31, 2019
	Advances	Available-for-Sale Securities	Consolidated Bonds
Amortized cost of hedged asset or liability (1)	$9,160,841	$131,814	$210,696
Fair value hedging adjustments
Basis adjustments for active hedging relationships included in amortized cost	$109,078	$7,314	$708
Basis adjustments for discontinued hedging relationships included in amortized cost	851	—	—
Total amount of fair value hedging basis adjustments	$109,929	$7,314	$708
(1)     Includes only the portion of amortized cost representing the hedged items in fair value hedging relationships.

Table 7.4 presents net gains (losses) recorded in non-interest income (loss) on derivatives not designated as hedging instruments. For fair value hedging relationships, the portion of net gains (losses) representing hedge ineffectiveness were recorded in non-interest income (loss) for periods prior to January 1, 2019.

Table 7.4 - Net Gains (Losses) on Derivatives and Hedging Activities Recorded in Non-interest Income (Loss) (in thousands)

	For the Years Ended December 31,
	2020	2019	2018
Derivatives designated as fair value hedging relationships:
Interest rate swaps	N/A	N/A	$1,875
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	$(227,781)	$(142,193)	10,722
Interest rate swaptions	90,594	(19,019)	(5,725)
Forward rate agreements	(31,935)	(10,619)	4,446
Net interest settlements	(127,098)	(24,363)	(46,093)
Mortgage delivery commitments	21,549	14,904	(5,349)
Total net gains (losses) related to derivatives not designated as hedging instruments	(274,671)	(181,290)	(41,999)
Price alignment amount (1)	1,418	3,378	(274)
Net gains (losses) on derivatives and hedging activities	$(273,253)	$(177,912)	$(40,398)
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

For cleared derivatives, the Clearinghouse is the FHLB's counterparty. The Clearinghouse notifies the clearing agent of the required initial and variation margin and the clearing agent in turn notifies the FHLB. The FHLB utilizes two Clearinghouses for all cleared derivative transactions, LCH Ltd. and CME Clearing. At both Clearinghouses, variation margin is characterized as daily settlement payments, while initial margin is considered to be collateral. The requirement that the FHLB post initial and variation margin through the clearing agent, to the Clearinghouse, exposes the FHLB to credit risk if the clearing agent or the Clearinghouse fails to meet its obligations. The use of cleared derivatives is intended to mitigate credit risk exposure because a central counterparty is substituted for individual counterparties and collateral/payments for changes in the value of cleared derivatives is posted daily through a clearing agent. On the Statements of Cash Flows, the variation margin cash payments, or daily settlement payments, are included in net change in derivative and hedging activities, as an operating activity.

For cleared derivatives, the Clearinghouse determines initial margin requirements and generally credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including, but not limited to, credit rating downgrades. At December 31, 2020, the FHLB was not required to post additional initial margin by its clearing agents based on credit considerations.

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

Table 7.5 presents separately the fair value of derivative instruments meeting or not meeting netting requirements, including the related collateral. At December 31, 2020 and 2019, the FHLB did not receive or pledge any non-cash collateral. Any over-collateralization under an individual clearing agent and/or counterparty level is not included in the determination of the net unsecured amount.

Table 7.5 - Offsetting of Derivative Assets and Derivative Liabilities (in thousands)

	December 31, 2020
	Derivative Instruments Meeting Netting Requirements
	Gross Recognized Amount	Gross Amount of Netting Adjustments and Cash Collateral	Derivative Instruments Not Meeting Netting Requirements (1)	Total Derivative Assets and Total Derivative Liabilities
Derivative Assets:
Uncleared	$1,047	$(1,047)	$1,056	$1,056
Cleared	629	214,203	—	214,832
Total				$215,888
Derivative Liabilities:
Uncleared	$161,633	$(157,820)	$—	$3,813
Cleared	4,104	(4,104)	—	—
Total				$3,813

	December 31, 2019
	Derivative Instruments Meeting Netting Requirements
	Gross Recognized Amount	Gross Amount of Netting Adjustments and Cash Collateral	Derivative Instruments Not Meeting Netting Requirements (1)	Total Derivative Assets and Total Derivative Liabilities
Derivative Assets:
Uncleared	$16,637	$(13,903)	$2,819	$5,553
Cleared	12,739	248,873	—	261,612
Total				$267,165
Derivative Liabilities:
Uncleared	$53,533	$(53,069)	$846	$1,310
Cleared	471	(471)	—	—
Total				$1,310
(1)    Represents mortgage delivery commitments and forward rate agreements that are not subject to an enforceable netting agreement.

Note 8 - Deposits

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

Certain financial institutions have agreed to maintain compensating balances in consideration for correspondent and other non-credit services. These balances are included in interest-bearing deposits on the accompanying financial statements. The compensating balances required to be held by the FHLB averaged (in thousands) $271,195 and $6,178 during 2020 and 2019.

Non-interest bearing deposits represent funds for which the FHLB acts as a pass-through correspondent for member institutions required to deposit reserves with the Federal Reserve Banks.

Table 8.1 - Deposits (in thousands)

	December 31, 2020	December 31, 2019
Interest-bearing:
Demand and overnight	$1,190,508	$906,028
Term	123,675	27,850
Other	13,019	7,179
Total interest-bearing	1,327,202	941,057
Non-interest bearing:
Other	—	10,239
Total non-interest bearing	—	10,239
Total deposits	$1,327,202	$951,296

Note 9 - Consolidated Obligations

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

The par values of the 11 FHLBanks' outstanding Consolidated Obligations were approximately $746.8 billion and $1,025.9 billion at December 31, 2020 and 2019. Finance Agency regulations require the FHLB to maintain unpledged qualifying assets equal to its participation in the Consolidated Obligations outstanding. Qualifying assets are defined as cash; secured Advances; obligations of or fully guaranteed by the United States; and investments (i.e., obligations, participations or other instruments of or issued by Fannie Mae or Ginnie Mae; mortgage, obligations, or other securities which are or ever have been sold by Freddie Mac; and such securities as fiduciary and trust funds may invest in under the laws of the state in which the FHLB is located). Any assets subject to a lien or pledge for the benefit of holders of any issue of Consolidated Obligations are treated as if they were free from lien or pledge for purposes of compliance with these regulations.

Table 9.1 - Consolidated Discount Notes Outstanding (dollars in thousands)

	Book Value	Principal Amount	Weighted Average Interest Rate (1)
December 31, 2020	$27,500,244	$27,502,730	0.11%
December 31, 2019	$49,084,219	$49,176,985	1.56%
(1)Represents an implied rate without consideration of concessions.

Table 9.2 - Consolidated Bonds Outstanding by Original Contractual Maturity (dollars in thousands)

	December 31, 2020		December 31, 2019
Year of Original Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$18,676,595	0.72%	$18,259,565	1.77%
Due after 1 year through 2 years	2,728,885	2.38	8,293,595	1.96
Due after 2 years through 3 years	3,388,120	2.09	3,024,885	2.41
Due after 3 years through 4 years	1,793,405	2.21	3,123,120	2.62
Due after 4 years through 5 years	1,910,000	1.45	1,540,405	2.73
Thereafter	3,454,000	2.39	4,139,000	2.97
Total principal amount	31,951,005	1.32	38,380,570	2.10
Premiums	43,235		64,604
Discounts	(21,403)		(24,335)
Hedging adjustments	2,086		708
Fair value option valuation adjustment and accrued interest	21,388		18,177
Total	$31,996,311		$38,439,724

Consolidated Bonds outstanding were issued with either fixed-rate coupon payment terms or variable-rate coupon payment terms that are indexed to either the SOFR or LIBOR. To meet the expected specific needs of certain investors in Consolidated Obligations, both fixed-rate Bonds and variable-rate Bonds may contain features that result in complex coupon payment terms and call options. When these Consolidated Bonds are issued, the FHLB may enter into derivatives containing features that offset the terms and embedded options, if any, of the Consolidated Bonds.

Table 9.3 - Consolidated Bonds Outstanding by Call Features (in thousands)

	December 31, 2020	December 31, 2019
Principal Amount of Consolidated Bonds:
Non-callable	$26,539,005	$32,953,570
Callable	5,412,000	5,427,000
Total principal amount	$31,951,005	$38,380,570

Table 9.4 - Consolidated Bonds Outstanding by Original Contractual Maturity or Next Call Date (in thousands)

Year of Original Contractual Maturity or Next Call Date	December 31, 2020	December 31, 2019
Due in 1 year or less	$22,968,595	$22,631,565
Due after 1 year through 2 years	2,823,885	7,130,595
Due after 2 years through 3 years	2,452,120	2,662,885
Due after 3 years through 4 years	1,253,405	2,343,120
Due after 4 years through 5 years	728,000	1,253,405
Thereafter	1,725,000	2,359,000
Total principal amount	$31,951,005	$38,380,570

Table 9.5 - Consolidated Bonds by Interest-rate Payment Type (in thousands)

	December 31, 2020	December 31, 2019
Principal Amount of Consolidated Bonds:
Fixed-rate	$21,312,005	$27,368,570
Variable-rate	10,639,000	11,012,000
Total principal amount	$31,951,005	$38,380,570

Note 10 - Affordable Housing Program (AHP)

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

There was no shortfall, as described above, in 2020, 2019, or 2018. If an FHLBank finds that its required AHP obligations are contributing to its financial instability, it may apply to the Finance Agency for a temporary suspension of its contributions. The FHLB has never made such an application.

Table 10.1 - Analysis of AHP Liability (in thousands)

	2020	2019
Balance at beginning of year	$115,295	$117,336
Assessments (current year additions)	30,826	30,801
Subsidy uses, net	(35,349)	(32,842)
Balance at end of year	$110,772	$115,295

Note 11 - Capital

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

The Finance Agency may require the FHLB to maintain greater permanent capital than is required based on Finance Agency rules and regulations.

At December 31, 2020 and 2019, the FHLB was in compliance with each of these capital requirements.

Table 11.1 - Capital Requirements (dollars in thousands)

	December 31, 2020		December 31, 2019
	Minimum Requirement	Actual	Minimum Requirement	Actual
Risk-based capital	$539,321	$3,964,353	$820,635	$4,482,519
Capital-to-assets ratio (regulatory)	4.00%	6.07%	4.00%	4.79%
Regulatory capital	$2,611,850	$3,964,353	$3,739,662	$4,482,519
Leverage capital-to-assets ratio (regulatory)	5.00%	9.11%	5.00%	7.19%
Leverage capital	$3,264,812	$5,946,530	$4,674,578	$6,723,779

The FHLB currently offers only Class B stock, which is issued and redeemed at a par value of $100 per share. Class B stock may be issued to meet membership and activity stock purchase requirements, to pay dividends, and to pay interest on mandatorily redeemable capital stock. Membership stock is required to become a member of and maintain membership in the FHLB. The membership stock requirement is based upon a percentage of the member's total assets. At December 31, 2020, the membership stock requirement was determined within a declining range from 0.16 percent to 0.05 percent of each member's total assets, with a minimum of $1 thousand and a maximum of $30 million for each member. In addition to membership stock, a member may be required to hold activity stock to capitalize its Mission Asset Activity with the FHLB.

Mission Asset Activity includes Advances, certain funds and rate Advance commitments, Letters of Credit, and MPP activity that occurred after implementation of the Capital Plan on December 30, 2002. Members must maintain an activity stock balance within a range of minimum and maximum activity stock capitalization percentages, which were set to equal each other as of January 1, 2021 and are as follows: 3.00 percent for MPP, 4.50 percent for Advances and Advance commitments, and 0.10 percent for Letters of Credit. During 2020 and 2019, members were required to maintain minimum and maximum activity stock capitalization percentages of zero percent and 4.00 percent for MPP and 2.00 percent and 4.00 percent for Advances and Advance commitments. Prior to January 1, 2021, members were not required to capitalize Letters of Credit. If a member owns more than its required activity stock percentage, the additional stock is that member's excess stock. The FHLB's unrestricted excess stock is defined as total Class B stock minus membership stock, activity stock calculated at the maximum allocation percentage, shares reserved for exclusive use after a stock dividend, and shares subject to redemption and withdrawal notices. The FHLB's excess stock may normally be used by members to support a portion of their activity stock requirement as long as those members maintain at least their minimum activity stock allocation percentage.

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

Restricted Retained Earnings. The Capital Agreement is intended to enhance the capital position of each FHLBank. The Capital Agreement provides that each FHLBank will, on a quarterly basis, allocate 20 percent of its net income to a separate restricted retained earnings account until the balance of that account, calculated as of the last day of each calendar quarter, equals at least one percent of that FHLBank's average balance of outstanding Consolidated Obligations for the calendar quarter. These restricted retained earnings are not available to pay dividends but are available to absorb unexpected losses, if any, that an FHLBank may experience. At December 31, 2020 and 2019 the FHLB had (in thousands) $501,321 and $446,048 in restricted retained earnings.

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

Stock subject to a redemption or withdrawal notice that is within the “grace period” continues to be considered equity because there is no penalty or fee to retract these notices. Expiration of the “grace period” triggers the reclassification from equity to a liability (mandatorily redeemable capital stock) at fair value because after the “grace period” the penalty to retract these notices is considered substantive. If a member cancels its written notice of redemption or notice of withdrawal, the FHLB will reclassify mandatorily redeemable capital stock from a liability to equity. Dividends related to capital stock classified as a liability are accrued at the expected dividend rate and reported as interest expense in the Statements of Income. For the years ended December 31, 2020, 2019, and 2018 dividends on mandatorily redeemable capital stock (in thousands) of $1,068, $1,113 and $1,806 were recorded as interest expense.

Table 11.2 - Mandatorily Redeemable Capital Stock Rollforward (in thousands)

	2020	2019	2018
Balance, beginning of year	$21,669	$23,184	$30,031
Capital stock subject to mandatory redemption reclassified from equity	560,779	8,269	68,185
Capital stock previously subject to mandatory redemption reclassified to capital	(123)	(1,020)	(5,599)
Repurchase/redemption of mandatorily redeemable capital stock	(562,871)	(8,764)	(69,433)
Balance, end of year	$19,454	$21,669	$23,184

The number of stockholders holding the mandatorily redeemable capital stock was 24, 28 and 25 at December 31, 2020, 2019, and 2018.

As of December 31, 2020 there were no members or former members that had requested redemptions of capital stock whose stock had not been reclassified as mandatorily redeemable capital stock because the “grace periods” had not yet expired on these requests.

Table 11.3 shows the amount of mandatorily redeemable capital stock by contractual year of redemption. The year of redemption in the table is the end of the five-year redemption period. Consistent with the Capital Plan currently in effect, the FHLB is not required to redeem membership stock until five years after either (i) the membership is terminated or (ii) the FHLB receives notice of withdrawal. The FHLB is not required to redeem activity-based stock until the later of the expiration of the notice of redemption or until the activity to which the capital stock relates no longer remains outstanding. If activity-based stock becomes excess stock as a result of an activity no longer remaining outstanding, the FHLB may repurchase such shares, in its sole discretion, subject to the statutory and regulatory restrictions on capital stock redemption.

Table 11.3 - Mandatorily Redeemable Capital Stock by Contractual Year of Redemption (in thousands)

Contractual Year of Redemption	December 31, 2020	December 31, 2019
Year 1	$156	$371
Year 2	1,124	298
Year 3	2,167	1,129
Year 4	391	2,955
Year 5	3,142	1,931
Thereafter (1)	650	650
Past contractual redemption date due to remaining activity (2)	11,824	14,335
Total	$19,454	$21,669
(1)Represents mandatorily redeemable capital stock resulting from a Finance Agency rule effective February 19, 2016, that made captive insurance companies ineligible for FHLB membership. Captive insurance companies that were admitted as FHLB members prior to September 12, 2014, had their membership terminated no later than February 19, 2021. The related mandatorily redeemable capital stock is not required to be redeemed until five years after the member's termination.
(2)Represents mandatorily redeemable capital stock that is past the end of the contractual redemption period because there is activity outstanding to which the mandatorily redeemable capital stock relates.

Excess Capital Stock. Finance Agency regulations limit the ability of an FHLBank to create member excess stock under certain circumstances. The FHLB may not pay dividends in the form of capital stock or issue new excess stock to members if its excess stock exceeds one percent of its total assets or if the issuance of excess stock would cause the FHLB's excess stock to exceed one percent of its total assets. At December 31, 2020, the FHLB had excess capital stock outstanding totaling less than one percent of its total assets. At December 31, 2020, the FHLB was in compliance with the Finance Agency's excess stock rules.

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

Note 12 - Accumulated Other Comprehensive Income (Loss)

The following tables summarize the changes in accumulated other comprehensive income (loss) for the years ended December 31, 2020, 2019 and 2018.

Table 12.1 - Accumulated Other Comprehensive Income (Loss) (in thousands)

	Net unrealized gains (losses) on available-for-sale securities	Pension and postretirement benefits	Total accumulated other comprehensive income (loss)
BALANCE, DECEMBER 31, 2017	$(124)	$(16,536)	$(16,660)
Other comprehensive income before reclassification:
Net unrealized gains (losses)	14	—	14
Net actuarial gains (losses)	—	1,403	1,403
Reclassifications from other comprehensive income (loss) to net income:
Amortization - pension and postretirement benefits	—	2,200	2,200
Net current period other comprehensive income (loss)	14	3,603	3,617
BALANCE, DECEMBER 31, 2018	(110)	(12,933)	(13,043)
Other comprehensive income before reclassification:
Net unrealized gains (losses)	480	—	480
Net actuarial gains (losses)	—	(5,665)	(5,665)
Reclassifications from other comprehensive income (loss) to net income:
Amortization - pension and postretirement benefits	—	1,834	1,834
Net current period other comprehensive income (loss)	480	(3,831)	(3,351)
BALANCE, DECEMBER 31, 2019	370	(16,764)	(16,394)
Other comprehensive income before reclassification:
Net unrealized gains (losses)	4,348	—	4,348
Net actuarial gains (losses)	—	(5,227)	(5,227)
Reclassifications from other comprehensive income (loss) to net income:
Amortization - pension and postretirement benefits	—	2,288	2,288
Net current period other comprehensive income (loss)	4,348	(2,939)	1,409
BALANCE, DECEMBER 31, 2020	$4,718	$(19,703)	$(14,985)

Note 13 - Pension and Postretirement Benefit Plans

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

The most recent Form 5500 available for the Pentegra Defined Benefit Plan is for the year ended June 30, 2019. The FHLB did not contribute more than five percent of the total contributions to the Pentegra Defined Benefit Plan for the plan years ended June 30, 2019, 2018 and 2017.

Table 13.1 - Pentegra Defined Benefit Plan Net Pension Cost and Funded Status (dollars in thousands)

	2020		2019		2018
Net pension cost charged to compensation and benefit expense for the year ended December 31	$6,429		$6,973		$8,988
Pentegra Defined Benefit Plan funded status as of July 1	108.20%	(a)	108.62%	(b)	110.96%
FHLB's funded status as of July 1	122.36%		125.76%		124.65%
(a)    The Pentegra Defined Benefit Plan's funded status as of July 1, 2020 is preliminary and may increase because the plan's participants were permitted to make contributions for the plan year ended June 30, 2020 through March 15, 2021. Contributions made on or before March 15, 2021, and designated for the plan year ended June 30, 2020, will be included in the final valuation as of July 1, 2020. The final funded status as of July 1, 2020 will not be available until the Form 5500 for the plan year July 1, 2020 through June 30, 2021 is filed (this Form 5500 is due to be filed no later than April 2022).
(b)    The Pentegra Defined Benefit Plan's funded status as of July 1, 2019 is preliminary and may increase because the plan's participants were permitted to make contributions for the plan year ended June 30, 2019 through March 15, 2020. Contributions made on or before March 15, 2020, and designated for the plan year ended June 30, 2019, will be included in the final valuation as of July 1, 2019. The final funded status as of July 1, 2019 will not be available until the Form 5500 for the plan year July 1, 2019 through June 30, 2020 is filed (this Form 5500 is due to be filed no later than April 2021).

Qualified Defined Contribution Plan. The FHLB also participates in the Fidelity Defined Contribution Plan, a tax-qualified, defined contribution pension plan. The FHLB contributes a percentage of the participants' compensation by making a matching contribution equal to a percentage of voluntary employee contributions, subject to certain limitations. The FHLB contributed $1,437,000, $1,333,000, and $1,249,000 in the years ended December 31, 2020, 2019, and 2018, respectively. The FHLB's contributions are recorded as compensation and benefits expense in the Statements of Income.

Non-qualified Supplemental Defined Benefit Retirement Plan (Defined Benefit Retirement Plan). The FHLB maintains a non-qualified, unfunded defined benefit plan. The plan ensures that participants receive the full amount of benefits to which they would have been entitled under the qualified defined benefit plan in the absence of limits on benefit levels imposed by the IRS. There are no funded plan assets. The FHLB has established a grantor trust, which is included in held-to-maturity securities on the Statements of Condition, to meet future benefit obligations and current payments to beneficiaries.

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

Table 13.2 presents the obligations and funding status of the Defined Benefit Retirement Plan and Postretirement Benefits Plan. The benefit obligation represents projected benefit obligation for the Defined Benefit Retirement Plan and accumulated postretirement benefit obligation for the Postretirement Benefits Plan.

Table 13.2 - Benefit Obligation, Fair Value of Plan Assets and Funded Status (in thousands)

	Defined Benefit Retirement Plan		Postretirement Benefits Plan
Change in benefit obligation:	2020	2019	2020	2019
Benefit obligation at beginning of year	$44,246	$38,687	$4,638	$4,481
Service cost	1,129	902	9	14
Interest cost	1,324	1,550	141	181
Actuarial loss (gain)	4,749	5,496	478	169
Benefits paid	(1,910)	(2,389)	(220)	(207)
Benefit obligation at end of year	49,538	44,246	5,046	4,638
Change in plan assets:
Fair value of plan assets at beginning of year	—	—	—	—
Employer contribution	1,910	2,389	220	207
Benefits paid	(1,910)	(2,389)	(220)	(207)
Fair value of plan assets at end of year	—	—	—	—
Funded status at end of year	$(49,538)	$(44,246)	$(5,046)	$(4,638)

Amounts recognized in “Other liabilities” on the Statements of Condition for the Defined Benefit Retirement Plan and Postretirement Benefits Plan as of December 31, 2020 and 2019 were (in thousands) $54,584 and $48,884.

Table 13.3 - Amounts Recognized in Accumulated Other Comprehensive Income (in thousands)

	Defined Benefit Retirement Plan		Postretirement Benefits Plan
	2020	2019	2020	2019
Net actuarial loss	$18,901	$16,440	$802	$324

Table 13.4 - Net Periodic Benefit Cost and Other Amounts Recognized in Accumulated Other Comprehensive Income (in thousands)

	For the Years Ended December 31,
	Defined Benefit Retirement Plan			Postretirement Benefits Plan
	2020	2019	2018	2020	2019	2018
Net Periodic Benefit Cost
Service cost	$1,129	$902	$1,129	$9	$14	$19
Interest cost	1,324	1,550	1,353	141	181	166
Amortization of net loss	2,288	1,834	2,200	—	—	—
Net periodic benefit cost	$4,741	$4,286	$4,682	$150	$195	$185
Other Changes in Benefit Obligations Recognized in Other Comprehensive Income
Net loss (gain)	$4,749	$5,496	$(1,127)	$478	$169	$(276)
Amortization of net loss	(2,288)	(1,834)	(2,200)	—	—	—
Total recognized in other comprehensive income	2,461	3,662	(3,327)	478	169	(276)
Total recognized in net periodic benefit cost and other comprehensive income	$7,202	$7,948	$1,355	$628	$364	$(91)

For the Defined Benefit Retirement Plan and the Postretirement Benefits Plan, the related service cost is recorded as part of Non-Interest Expense - Compensation and Benefits on the Statements of Income. The non-service related components of interest cost and amortization of net loss are recorded as Non-Interest Expense - Other in the Statements of Income.

Table 13.5 presents the key assumptions used for the actuarial calculations to determine benefit obligations for the Defined Benefit Retirement Plan and Postretirement Benefits Plan.

Table 13.5 - Benefit Obligation Key Assumptions

	Defined Benefit Retirement Plan		Postretirement Benefits Plan
	2020	2019	2020	2019
Discount rate	2.26%	3.06%	2.33%	3.12%
Salary increases	5.00%	5.00%	N/A	N/A

Table 13.6 presents the key assumptions used for the actuarial calculations to determine net periodic benefit cost for the Defined Benefit Retirement Plan and Postretirement Benefit Plan.

Table 13.6 - Net Periodic Benefit Cost Key Assumptions

	Defined Benefit Retirement Plan			Postretirement Benefits Plan
	2020	2019	2018	2020	2019	2018
Discount rate	3.06%	4.10%	3.45%	3.12%	4.15%	3.53%
Salary increases	5.00%	5.00%	5.00%	N/A	N/A	N/A

Table 13.7 - Postretirement Benefits Plan Assumed Health Care Cost Trend Rates

	2020	2019
Assumed for next year	5.50%	6.00%
Ultimate rate	5.00%	5.00%
Year that ultimate rate is reached	2021	2021

The discount rates for the disclosures as of December 31, 2020 were determined by using a discounted cash flow approach, which incorporates the timing of each expected future benefit payment. Estimated future benefit payments are based on each plan's census data, benefit formulas and provisions, and valuation assumptions reflecting the probability of decrement and survival. The present value of the future benefit payments is determined by using weighted average duration based interest rate yields from a variety of highly rated relevant corporate bond indices as of December 31, 2020, and solving for the single discount rate that produces the same present value.

Table 13.8 presents the estimated future benefits payments reflecting expected future services for the years ended after December 31, 2020.

Table 13.8 - Estimated Future Benefit Payments (in thousands)

Years	Defined Benefit Retirement Plan	Postretirement Benefit Plan
2021	$2,171	$237
2022	2,316	239
2023	1,839	241
2024	1,861	240
2025	2,012	246
2026 - 2030	12,447	1,264

Note 14 - Segment Information

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

The following tables set forth the FHLB's financial performance by operating segment for the years ended December 31.

Table 14.1 - Financial Performance by Operating Segment (in thousands)

	For the Years Ended December 31,
	Traditional Member Finance	MPP	Total
2020
Net interest income	$385,127	$21,403	$406,530
Non-interest income (loss)	(58,701)	51,633	(7,068)
Non-interest expense	80,569	11,704	92,273
Income before assessments	245,857	61,332	307,189
Affordable Housing Program assessments	24,693	6,133	30,826
Net income	$221,164	$55,199	$276,363
2019
Net interest income	$308,585	$97,247	$405,832
Non-interest income (loss)	(2,252)	(7,967)	(10,219)
Non-interest expense	77,751	10,967	88,718
Income before assessments	228,582	78,313	306,895
Affordable Housing Program assessments	22,969	7,832	30,801
Net income	$205,613	$70,481	$276,094
2018
Net interest income	$389,615	$108,957	$498,572
Non-interest income (loss)	(32,415)	(4,403)	(36,818)
Non-interest expense	73,441	11,278	84,719
Income before assessments	283,759	93,276	377,035
Affordable Housing Program assessments	28,556	9,328	37,884
Net income	$255,203	$83,948	$339,151

Table 14.2 - Asset Balances by Operating Segment (in thousands)

	Assets
	Traditional Member Finance	MPP	Total
December 31, 2020	$53,356,209	$11,940,030	$65,296,239
December 31, 2019	81,064,206	12,427,353	93,491,559

Note 15 - Fair Value Disclosures

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

Level 3 Inputs - Unobservable inputs for the asset or liability, which are supported by limited to no market activity and reflect the FHLB's own assumptions.

The FHLB reviews the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain financial assets or liabilities. The FHLB did not have any transfers of assets or liabilities into or out of Level 3 of the fair value hierarchy during the years ended December 31, 2020 or 2019.

Table 15.1 presents the net carrying value/carrying value, fair value, and fair value hierarchy of financial assets and liabilities of the FHLB. The FHLB records trading securities, available-for-sale securities, derivative assets, derivative liabilities, certain Advances and certain Consolidated Obligations at fair value on a recurring basis, and on occasion, certain mortgage loans held for portfolio on a nonrecurring basis. The FHLB records all other financial assets and liabilities at amortized cost. Refer to Table 15.2 for further details about the financial assets and liabilities held at fair value on either a recurring or nonrecurring basis.

Table 15.1 - Fair Value Summary (in thousands)

	December 31, 2020
		Fair Value
Financial Instruments	Net Carrying Value	Total	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral (1)
Assets:
Cash and due from banks	$2,984,073	$2,984,073	$2,984,073	$—	$—	$—
Interest-bearing deposits	555,104	555,104	—	555,104	—	—
Securities purchased under agreements to resell	1,818,268	1,818,268	—	1,818,268	—	—
Federal funds sold	4,240,000	4,240,000	—	4,240,000	—	—
Trading securities	10,488,124	10,488,124	—	10,488,124	—	—
Available-for-sale securities	291,587	291,587	—	291,587	—	—
Held-to-maturity securities	9,648,171	9,792,136	—	9,792,136	—	—
Advances (2)	25,362,003	25,573,785	—	25,573,785	—	—
Mortgage loans held for portfolio	9,548,506	9,861,802	—	9,798,019	63,783	—
Accrued interest receivable	113,701	113,701	—	113,701	—	—
Derivative assets	215,888	215,888	—	2,732	—	213,156
Liabilities:
Deposits	1,327,202	1,327,267	—	1,327,267	—	—
Consolidated Obligations:
Discount Notes	27,500,244	27,501,296	—	27,501,296	—	—
Bonds (3)	31,996,311	32,785,647	—	32,785,647	—	—
Mandatorily redeemable capital stock	19,454	19,454	19,454	—	—	—
Accrued interest payable	77,521	77,521	—	77,521	—	—
Derivative liabilities	3,813	3,813	—	165,737	—	(161,924)
(1)Amounts represent the application of the netting requirements that allow the FHLB to settle positive and negative positions and also cash collateral and related accrued interest held or placed by the FHLB with the same counterparty.
(2)Includes (in thousands) $27,202 of Advances recorded under the fair value option at December 31, 2020.
(3)Includes (in thousands) $2,262,388 of Consolidated Obligation Bonds recorded under the fair value option at December 31, 2020.

	December 31, 2019
		Fair Value
Financial Instruments	Carrying Value	Total	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral (1)
Assets:
Cash and due from banks	$20,608	$20,608	$20,608	$—	$—	$—
Interest-bearing deposits	550,160	550,160	—	550,160	—	—
Securities purchased under agreements to resell	2,348,584	2,348,607	—	2,348,607	—	—
Federal funds sold	4,833,000	4,833,000	—	4,833,000	—	—
Trading securities	11,615,693	11,615,693	—	11,615,693	—	—
Available-for-sale securities	1,542,185	1,542,185	—	1,542,185	—	—
Held-to-maturity securities	13,499,319	13,501,207	—	13,501,207	—	—
Advances (2)	47,369,573	47,458,028	—	47,458,028	—	—
Mortgage loans held for portfolio	11,235,353	11,437,180	—	11,424,857	12,323	—
Accrued interest receivable	182,252	182,252	—	182,252	—	—
Derivative assets	267,165	267,165	—	32,195	—	234,970
Liabilities:
Deposits	951,296	951,343	—	951,343	—	—
Consolidated Obligations:
Discount Notes (3)	49,084,219	49,086,723	—	49,086,723	—	—
Bonds (4)	38,439,724	38,832,230	—	38,832,230	—	—
Mandatorily redeemable capital stock	21,669	21,669	21,669	—	—	—
Accrued interest payable	126,091	126,091	—	126,091	—	—
Derivative liabilities	1,310	1,310	—	54,850	—	(53,540)
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

Summary of Valuation Methodologies and Primary Inputs.

The valuation methodologies and primary inputs used to develop the measurement of fair value for assets and liabilities that are measured at fair value on a recurring or nonrecurring basis in the Statement of Condition are listed below. The fair values and level within the fair value hierarchy of these assets and liabilities are reported in Table 15.2.

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

Advances recorded under the fair value option: The FHLB determines the fair values of Advances recorded under the fair value option by calculating the present value of expected future cash flows from these Advances. The discount rates used in these calculations are the replacement rates for Advances with similar terms, as approximated either by adding an estimated current spread to the SOFR or LIBOR Swap Curve or by using current indicative market yields, as indicated by the FHLB's pricing methodologies for Advances with similar current terms. Advance pricing is determined based on the FHLB's rates on Consolidated Obligations. To determine the estimated fair value for Advances with optionality, market-based expectations of future interest rate volatility implied from current prices for similar options are also used. In accordance with Finance Agency regulations, Advances with a maturity and repricing period greater than six months require a prepayment fee sufficient to make the FHLB financially indifferent to the borrower's decision to prepay the Advances. Therefore, the fair value of Advances does not assume prepayment risk.

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

The FHLB's discounted cash flow analysis uses market-observable inputs. Inputs, by class of derivative, are as follows:

Interest rate swaps and interest rate swaptions:
▪Discount rate assumption. OIS or SOFR Swap Curve;
▪Forward interest rate assumption. OIS, SOFR, or LIBOR Swap Curve; and
▪Volatility assumption. Market-based expectations of future interest rate volatility implied from current market prices for similar options.

TBA MBS:
▪Market-based prices by coupon class and expected term until settlement.

Mortgage delivery commitments:
▪TBA securities prices. Market-based prices by coupon class and expected term until settlement, adjusted to reflect the contractual terms of the mortgage delivery commitments. The adjustments to the market prices are market observable, or can be corroborated with observable market data.

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

Consolidated Obligations recorded under the fair value option: The FHLB determines the fair values of non-option-based Consolidated Obligation Bonds and all Consolidated Obligation Discount Notes recorded under the fair value option by calculating the present value of scheduled future cash flows. Inputs used to determine the fair value of these Consolidated Obligation Bonds and Discount Notes are the discount rates, which are estimated current market yields. For non-option-based Bonds and all Discount Notes, the market yields are either indicated by the Office of Finance for Consolidated Obligations with similar current terms or the SOFR swap curve for SOFR indexed Consolidated Obligations.

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

Adjustments may be necessary to reflect the 11 FHLBanks' credit quality when valuing Consolidated Obligation Bonds recorded under the fair value option. Due to the joint and several liability for Consolidated Obligations, the FHLB monitors its own creditworthiness and the creditworthiness of the other FHLBanks to determine whether any credit adjustments are necessary in its fair value measurement of Consolidated Obligation Bonds. No adjustments were considered necessary at December 31, 2020 or 2019.

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

Fair Value Measurements.

Table 15.2 presents the fair value of financial assets and liabilities that are recorded on a recurring or nonrecurring basis at December 31, 2020 and 2019, by level within the fair value hierarchy. The FHLB records nonrecurring fair value adjustments to reflect partial write-downs on certain mortgage loans.

Table 15.2 - Fair Value Measurements (in thousands)

	Fair Value Measurements at December 31, 2020
	Total	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral (1)
Recurring fair value measurements - Assets
Trading securities:
U.S. Treasury obligations	$8,362,211	$—	$8,362,211	$—	$—
GSE obligations	2,125,580	—	2,125,580	—	—
U.S. obligation single-family MBS	333	—	333	—	—
Total trading securities	10,488,124	—	10,488,124	—	—
Available-for-sale securities:
GSE obligations	142,402	—	142,402	—	—
GSE multi-family MBS	149,185	—	149,185	—	—
Total available-for-sale securities	291,587	—	291,587	—	—
Advances	27,202	—	27,202	—	—
Derivative assets:
Interest rate related	214,832	—	1,676	—	213,156
Mortgage delivery commitments	1,056	—	1,056	—	—
Total derivative assets	215,888	—	2,732	—	213,156
Total assets at fair value	$11,022,801	$—	$10,809,645	$—	$213,156

Recurring fair value measurements - Liabilities
Consolidated Obligation Bonds	$2,262,388	$—	$2,262,388	$—	$—
Derivative liabilities:
Interest rate related	3,813	—	165,737	—	(161,924)
Total derivative liabilities	3,813	—	165,737	—	(161,924)
Total liabilities at fair value	$2,266,201	$—	$2,428,125	$—	$(161,924)

Nonrecurring fair value measurements - Assets (2)
Mortgage loans held for portfolio	$108	$—	$—	$108
(1)Amounts represent the application of the netting requirements that allow the FHLB to settle positive and negative positions and also cash collateral and related accrued interest held or placed by the FHLB with the same counterparty.
(2)The fair value information presented is as of the date the fair value adjustment was recorded during the year ended December 31, 2020.

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

Table 15.3 presents net gains (losses) recognized in earnings related to financial assets and liabilities in which the fair value option was elected during the years ended December 31, 2020, 2019 and 2018.

Table 15.3 – Fair Value Option - Financial Assets and Liabilities (in thousands)

	For the Years Ended December 31,
Net Gains (Losses) from Changes in Fair Value Recognized in Earnings	2020	2019	2018
Advances	$439	$238	$(4)
Consolidated Discount Notes	1,060	(1,060)	—
Consolidated Bonds	(8,792)	(53,030)	(14,180)
Total net gains (losses)	$(7,293)	$(53,852)	$(14,184)

For instruments recorded under the fair value option, the related contractual interest income and contractual interest expense are recorded as part of net interest income on the Statements of Income. The remaining changes in fair value for instruments in which the fair value option has been elected are recorded as “Net gains (losses) on financial instruments held under fair value option” in the Statements of Income, except for changes in fair value related to instrument specific credit risk, which are recorded in accumulated other comprehensive income in the Statement of Condition. The FHLB has determined that none of the remaining changes in fair value were related to instrument-specific credit risk for the years ended December 31, 2020 or 2019. In determining that there has been no change in instrument-specific credit risk period to period, the FHLB primarily considered the following factors:

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

Table 15.4 – Aggregate Unpaid Balance and Aggregate Fair Value (in thousands)

	December 31, 2020			December 31, 2019
	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Aggregate Fair Value Over/(Under) Aggregate Unpaid Principal Balance	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Aggregate Fair Value Over/(Under) Aggregate Unpaid Principal Balance
Advances	$26,500	$27,202	$702	$5,000	$5,238	$238
Consolidated Discount Notes	—	—	—	12,400,865	12,386,974	(13,891)
Consolidated Bonds	2,241,000	2,262,388	21,388	4,739,000	4,757,177	18,177

Note 16 - Commitments and Contingencies

Off-Balance Sheet Commitments. Table 16.1 represents off-balance sheet commitments at December 31, 2020 and 2019. The FHLB has deemed it unnecessary to record any liabilities for credit losses on these commitments at December 31, 2020 and 2019.

Table 16.1 - Off-Balance Sheet Commitments (in thousands)

	December 31, 2020			December 31, 2019
Notional Amount	Expire within one year	Expire after one year	Total	Expire within one year	Expire after one year	Total
Standby Letters of Credit	$27,741,220	$1,071,029	$28,812,249	$15,143,075	$1,062,105	$16,205,180
Commitments for standby bond purchases	—	35,030	35,030	20,360	55,150	75,510
Commitments to purchase mortgage loans	137,352	—	137,352	936,269	—	936,269
Unsettled Consolidated Discount Notes, principal amount (1)	321,551	—	321,551	—	—	—
(1)Expiration is based on settlement period rather than underlying contractual maturity of Consolidated Obligations.

Standby Letters of Credit: The FHLB issues Standby Letters of Credit on behalf of its members to support certain obligations of the members (or member's customer) to third-party beneficiaries. Standby Letters of Credit may be offered to assist members in facilitating residential housing finance, community lending, and asset-liability management, and to provide liquidity. In particular, members often use Standby Letters of Credit as collateral for deposits from federal and state government agencies. Standby Letters of Credit are executed for members for a fee. If the FHLB is required to make payment for a beneficiary's draw, the member either reimburses the FHLB for the amount drawn or, subject to the FHLB's discretion, the amount drawn may be converted into a collateralized Advance to the member. However, Standby Letters of Credit usually expire without being drawn upon. Standby Letters of Credit have original expiration periods of up to 18 years, currently expiring no later than 2034. The carrying value of guarantees related to Standby Letters of Credit are recorded in other liabilities and were (in thousands) $8,675 and $5,170 at December 31, 2020 and 2019.

The FHLB monitors the creditworthiness of its members that have Standby Letters of Credit. In addition, Standby Letters of Credit are subject to the same collateralization and borrowing limits that apply to Advances and are fully collateralized at the time of issuance.

Standby Bond Purchase Agreements: The FHLB has executed standby bond purchase agreements with one state housing authority whereby the FHLB, for a fee, agrees as a liquidity provider if required, to purchase and hold the authority's bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bonds according to a schedule established by the standby agreement. Each standby agreement dictates the specific terms that would require the FHLB to purchase the bonds and typically allows the FHLB to terminate the agreement upon the occurrence of a default event of the issuer. The bond purchase commitments entered into by the FHLB have original expiration periods up to 6 years, currently no later than 2023, although some are renewable at the option of the FHLB. During 2020 and 2019, the FHLB was not required to purchase any bonds under these agreements.

Commitments to Purchase Mortgage Loans: The FHLB enters into commitments that unconditionally obligate the FHLB to purchase mortgage loans. Commitments are generally for periods not to exceed 90 days. The delivery commitments are recorded as derivatives at their fair values.

Consolidated Obligations: As previously described, Consolidated Obligations are backed only by the financial resources of the FHLBanks. The joint and several liability Finance Agency regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal and interest on Consolidated Obligations for which another FHLBank is the primary obligor. No FHLBank has ever been asked or required to repay the principal or interest on any Consolidated Obligation on behalf of another FHLBank, and as of December 31, 2020, and through the filing date of this report, the FHLB does not believe that it is probable that it will be asked to do so.

The FHLB determined that it was not necessary to recognize a liability for the fair values of its joint and several obligation related to other FHLBanks' Consolidated Obligations at December 31, 2020, 2019, or 2018. The joint and several obligations are mandated by Finance Agency regulations and are not the result of arms-length transactions among the FHLBanks. The

FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several obligation.

Pledged Collateral. The FHLB may pledge securities, as collateral, related to derivatives. See Note 7 - Derivatives and Hedging Activities for additional information about the FHLB's pledged collateral and other credit-risk-related contingent features.

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

Note 17 - Transactions with Other FHLBanks

The FHLB notes all transactions with other FHLBanks on the face of its financial statements. Occasionally, the FHLB loans short-term funds to and borrows short-term funds from other FHLBanks. These loans and borrowings are transacted at then current market rates when traded. There were no such loans or borrowings outstanding at December 31, 2020, 2019 or 2018. The following table details the average daily balance of lending and borrowing between the FHLB and other FHLBanks for the years ended December 31.

Table 17.1 - Lending and Borrowing Between the FHLB and Other FHLBanks (in thousands)

	Average Daily Balances for the Years Ended December 31,
	2020	2019	2018
Loans to other FHLBanks	$4,918	$2,877	$1,370
Borrowings from other FHLBanks	137	137	274

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

There were no Consolidated Obligations transferred to the FHLB during the year ended December 31, 2020. During the year ended December 31, 2019 the par amount of the liability on Consolidated Obligations transferred to the FHLB totaled (in thousands) $10,000. All such transfers were from the FHLBank of Boston. The net premiums associated with these transactions were (in thousands) $2,697 in 2019. There were no Consolidated Obligations transferred to the FHLB during the year ended December 31, 2018. The FHLB had no Consolidated Obligations transferred to other FHLBanks during these periods.

Note 18 - Transactions with Stockholders

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

For financial statement purposes, the FHLB defines related parties as those members with more than 10 percent of the voting interests of the FHLB capital stock outstanding. Federal statute prescribes the voting rights of members in the election of both Member and Independent directors. For Member directorships, the Finance Agency designates the number of Member directorships in a given year and an eligible voting member may vote only for candidates seeking election in its respective state. For Independent directors, the FHLB's Board of Directors nominates candidates to be placed on the ballot in an at-large election. For both Member and Independent director elections, a member is entitled to vote one share of required capital stock, subject to a statutory limitation, for each applicable directorship. Under this limitation, the total number of votes that a member may cast is limited to the average number of shares of the FHLB's capital stock that were required to be held by all members in that state as of the record date for voting. Nonmember stockholders are not eligible to vote in director elections. Due to these statutory limitations, no member owned more than 10 percent of the voting interests of the FHLB at December 31, 2020 or 2019.

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

Transactions with Directors' Financial Institutions. In the ordinary course of its business, the FHLB provides products and services to members whose officers or directors serve as directors of the FHLB (Directors' Financial Institutions). Finance Agency regulations require that transactions with Directors' Financial Institutions be made on the same terms as those with any other member. The following table reflects balances with Directors' Financial Institutions for the items indicated below. The FHLB had no MBS or derivatives transactions with Directors' Financial Institutions at December 31, 2020 or 2019.

Table 18.1 - Transactions with Directors' Financial Institutions (dollars in millions)

	December 31, 2020		December 31, 2019
	Balance	% of Total (1)	Balance	% of Total (1)
Advances	$7,048	28.2%	$3,428	7.3%
MPP	159	1.7	122	1.1
Regulatory capital stock	467	17.6	176	5.2
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

Table 18.2 - Stockholders Holding Five Percent or more of Regulatory Capital Stock (dollars in millions)

	Regulatory Capital Stock		Advance	MPP Unpaid
December 31, 2020	Balance	% of Total	Principal	Principal Balance
U.S. Bank, N.A.	$288	11%	$4,273	$13
JPMorgan Chase Bank, N.A.	163	6	—	—
Third Federal Savings & Loan Association	137	5	3,443	42

	Regulatory Capital Stock		Advance	MPP Unpaid
December 31, 2019	Balance	% of Total	Principal	Principal Balance
JPMorgan Chase Bank, N.A.	$675	20%	$4,500	$—
U.S. Bank, N.A.	485	14	13,874	17

Nonmember Affiliates. The FHLB has relationships with three nonmember affiliates, the Kentucky Housing Corporation, the Ohio Housing Finance Agency and the Tennessee Housing Development Agency. The FHLB had no investments in or borrowings to any of these nonmember affiliates at December 31, 2020 or 2019. The FHLB has executed standby bond purchase agreements with the Ohio Housing Finance Agency whereby the FHLB, for a fee, agrees as a liquidity provider if required, to purchase and hold the authority's bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bond according to a schedule established by the standby agreement. For the years ended December 31, 2020 and 2019, the FHLB was not required to purchase any bonds under these agreements.

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

Item 9A.    Controls and Procedures.

DISCLOSURE CONTROLS AND PROCEDURES

As of December 31, 2020, the FHLB's management, including its principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, these two officers each concluded that, as of

December 31, 2020, the FHLB maintained effective disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that it files under the Exchange Act is (1) accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

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

The FHLB's management assessed the effectiveness of the FHLB's internal control over financial reporting as of December 31, 2020. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on its assessment, management of the FHLB determined that, as of December 31, 2020, the FHLB's internal control over financial reporting was effective based on those criteria.

The effectiveness of the FHLB's internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP (PwC), an independent registered public accounting firm, as stated in their report which is included in Item 8. Financial Statements and Supplementary Data.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the FHLB's internal control over financial reporting that occurred during the fourth quarter ended December 31, 2020 that materially affected, or are reasonably likely to materially affect, the FHLB's internal control over financial reporting.

Item 9B.    Other Information.

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

NOMINATION AND ELECTION OF DIRECTORS

For 2021, the Finance Agency authorized us to have a total of 17 directors: 10 Member directors and seven Independent directors. For 2020, an additional Independent director had been authorized. Two of our Independent directors are designated as Public Interest directors and all 17 directors are elected by our members.

For both Member and Independent directorship elections, a member institution may cast one vote per seat or directorship up for election for each share of stock that the member was required to hold as of December 31 of the calendar year immediately preceding the election year. However, the number of votes that any member may cast for any one directorship cannot exceed the average number of shares of FHLB stock that were required to be held by all members located in its state. The election process is conducted electronically. Our Board of Directors does not solicit proxies nor is any member institution permitted to solicit proxies in an election.

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

DIRECTORS

The following table sets forth certain information (ages as of March 1, 2021) regarding each of our current directors.

Name	Age	Director Since	Expiration of Term as a Director	Independent or Member (State)
J. Lynn Anderson, Chair	57	2017 (1)	12/31/24	Independent (OH)
Grady P. Appleton	73	2007	12/31/21	Independent (OH)
April Miller Boise	52	2019	12/31/22	Independent (OH)
Brady T. Burt	48	2017	12/31/24	Member (OH)
Greg W. Caudill	62	2014	12/31/21	Member (KY)
Kristin H. Darby	46	2021	12/31/24	Independent (TN)
James A. England, Vice Chair	69	2011	12/31/22	Member (TN)
Robert T. Lameier	68	2016	12/31/23	Member (OH)
Donald J. Mullineaux	75	2010	12/31/23	Independent (KY)
Michael P. Pell	57	2019	12/31/22	Member (OH)
Kathleen A. Rogers (2)	55	2020	12/31/21	Member (OH)
Charles J. Ruma	79	(2002-2004) 2007	12/31/23	Independent (OH)
David E. Sartore	60	2014	12/31/21	Member (KY)
William S. Stuard, Jr.	66	2011	12/31/22	Member (TN)
Nancy E. Uridil	69	2015	12/31/22	Independent (OH)
James J. Vance	59	2017	12/31/24	Member (OH)
Jonathan D. Welty	51	2020	12/31/23	Member (OH)
(1)Ms. Anderson, an Independent director beginning in 2017, also served as a Member director from 2012-2016.
(2)Ms. Rogers was elected by the Board on November 21, 2019 to fill an Ohio Member director vacancy. Ms. Rogers' term commenced on January 1, 2020 and will end on December 31, 2021 (what would have been the end of the unexpired term).

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

Mr. Caudill has served on the Board of Directors of Farmers National Bank, Danville, Kentucky since 1996. Previously, Mr. Caudill was Chief Executive Officer of Farmers National Bank from December 2002 to December 2020. He also served as President of Farmers National Bank from December 2002 until April 2016.

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

Mr. Vance has been Senior Vice President and Co-Chief Investment Officer of Western-Southern Life Assurance Company and related subsidiaries (Cincinnati, Ohio) since October 2020. Previously, he served as Senior Vice President and Treasurer of Western-Southern Life Assurance Company and related subsidiaries from March 2016 to October 2020 and as Vice President and Treasurer from 1999 to March 2016.

Mr. Welty has been President of Ohio Capital Finance Corporation (OCFC), Columbus, Ohio since August 2019 and Executive Vice President of Ohio Capital Corporation for Housing (OCCH), an affiliate of OCFC, since November 2020. Prior to serving as President of OCFC, Mr. Welty served as Executive Director from January 2010 to August 2019 and as Vice President of OCCH from May 2000 until November 2020.

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

Ms. Anderson served as President of Nationwide Bank from November 2009 to March 2016. Prior to retiring, she served as Senior Vice President-Member Solutions Integration for Nationwide Mutual Insurance Company from March 2016 to December 2016. Ms. Anderson is a Certified Public Accountant and has over 10 years of experience serving on the board of National Church Residences, a leading national non-profit provider of senior housing. Ms. Anderson's leadership positions within the banking and insurance industries contribute skills to the Board in the areas of auditing and accounting, operations and corporate governance. In addition, her non-profit housing experience provides public interest viewpoints that connect to the FHLB's mission.

Mr. Appleton is retired from East Akron Neighborhood Development Corporation (EANDC), where he served as President and Chief Executive Officer from January 2014 to January 2018. He also served as Executive Director of EANDC for more than 30 years. EANDC improves communities by providing quality and affordable housing, comprehensive homeownership services and economic development opportunities. Mr. Appleton's years of experience with EANDC bring insight to the Board that contributes to the FHLB's corporate objective of maximizing the effectiveness of contributions to Housing and Community Investment programs. Mr. Appleton also served as a member of the FHLB's Affordable Housing Advisory Council from 1997 until 2006.

Ms. Boise has been Executive Vice President and General Counsel of Eaton Corporation since January 2020. She was formerly the Senior Vice President, Chief Legal Officer, and Corporate Secretary of Meritor Incorporated from August 2016 to December 2019. Previously, Ms. Boise served as Senior Vice President, General Counsel, Head of Global Mergers and Acquisitions and Corporate Secretary of Avintiv Incorporated from March 2015 to December 2015. She also served as Vice President, General Counsel, Corporate Secretary and Chief Privacy Officer of Veyance Technologies Incorporated from January 2011 to January 2015. Ms. Boise has over 25 years of legal experience and expertise leading corporate development and implementing strategic growth plans, while mitigating related risks. Her knowledge and background offers the Board valuable insight on the FHLB’s governance and risk management corporate objectives.

Ms. Darby has been the Chief Information Officer of Envision Healthcare since November 2018. Previously, she was the Chief Information Officer of Cancer Treatment Centers of America from April 2014 to November 2018. Ms. Darby is a Certified Public Accountant and Certified Fraud Examiner and serves as the Chair of the Nominating Committee on the Nashville Technology Council. Serving as a technology leader at a large public organization, Ms. Darby offers the Board comprehensive knowledge on technology strategy and operations, and digital and cyber security.

Dr. Mullineaux is the Emeritus duPont Endowed Chair in Banking and Financial Services in the Gatton College of Business and Economics at the University of Kentucky. He was the duPont Endowed Chair from 1984 until 2014. Previously, he was on the staff of the Federal Reserve Bank of Philadelphia, where he served as Senior Vice President and Director of Research from 1979 until 1984. He also served as a director of Farmers Capital Bank Corporation from 2005 until 2009. He has published numerous articles and lectured on a variety of banking topics, including risk management, financial markets and economics. He served as the Curriculum Director for the ABA's Stonier Graduate School of Banking from 2001 to 2016. Dr. Mullineaux brings knowledge and experience to the Board in areas vital to the operation of financial institutions in today's economy.

Mr. Ruma has been President and Chief Executive Officer of Davidson Phillips, Inc., a homebuilder, since 1975. He served on the board of the Ohio Housing Finance Agency (OHFA), the state's housing agency, from 2004 to 2009. OHFA helps Ohio's first-time homebuyers, renters, senior citizens, and others find quality, affordable housing that meets their needs. OHFA's programs also support developers and property managers of affordable housing throughout the state. Mr. Ruma's years of experience in the home building industry and with the OHFA bring insight to the Board that contributes to the FHLB's mission and corporate objectives.

Ms. Uridil is a retired global consumer packaged goods executive. She was the Senior Vice President of Global Operation for Moen Incorporated from September 2005 until March 2014. Ms. Uridil served on the Board of Directors of Flexsteel Industries, Inc. (Nasdaq: FLXS) from December 2010 to December 2019, where she served on the Compensation Committee and chaired the Nominations and Governance Committee. Ms. Uridil also served as a Senior Vice President of Estée Lauder Companies, from 2000 to 2005. In addition, Ms. Uridil served as a Senior Vice President of Mary Kay, Incorporated, from 1996 to 2000. Serving on executive teams for global businesses for more than 18 years, Ms. Uridil has extensive experience in strategy, expense and capital management, merger and acquisition integration and sourcing. Ms. Uridil's qualifications and insight provide valuable skills to the Board in the important areas of personnel, compensation, information technology and operations.

EXECUTIVE OFFICERS

The following table sets forth certain information (ages as of March 1, 2021) regarding our executive officers.

Name	Age	Position	Employee of the FHLB Since
Andrew S. Howell	59	President and Chief Executive Officer	1989
Stephen J. Sponaugle	58	Executive Vice President, Chief Financial Officer	1992
R. Kyle Lawler	63	Executive Vice President, Chief Business Officer	2000
Roger B. Batsel	49	Executive Vice President, Chief Operating Officer	2014
Damon v. Allen	50	Senior Vice President, Housing and Community Investment Officer	1999
J. Christopher Bates	45	Senior Vice President, Chief Accounting Officer	2005
David C. Eastland	63	Senior Vice President, Chief Credit Officer	1999
James C. Frondorf	43	Senior Vice President, Assistant Chief Credit Officer	2001
Tami L. Hendrickson	60	Senior Vice President, Treasurer	2006
Bridget C. Hoffman	44	Senior Vice President, General Counsel	2018
Amy L. Konow	46	Senior Vice President, Chief Audit Executive	2020
Daniel A. Tully	43	Senior Vice President, Chief Risk and Compliance Officer	2006

Mr. Howell became President and Chief Executive Officer in June 2012. Previously, he served as the Executive Vice President, Chief Operating Officer since January 2008.

Mr. Sponaugle became Executive Vice President, Chief Financial Officer in January 2018. Previously, he served as the Executive Vice President, Chief Risk and Compliance Officer since January 2017. Mr. Sponaugle also served as the FHLB's Senior Vice President, Chief Risk and Compliance Officer from November 2015 to December 2016.

Mr. Lawler became Executive Vice President, Chief Business Officer in August 2012. Previously, he served as the Senior Vice President, Chief Credit Officer since May 2007.

Mr. Batsel became Executive Vice President, Chief Operating Officer in January 2020. Previously, he served as the FHLB's Senior Vice President, Chief Information and Operations Officer since July 2018. Mr. Batsel also served as the FHLB's Senior Vice President, Chief Information Officer since January 2014.

Mr. Allen became Senior Vice President, Housing and Community Investment Officer in January 2012. Previously, he served as the FHLB's Vice President and Community Investment Officer since July 2011.

Mr. Bates became Senior Vice President, Chief Accounting Officer in January 2015. Previously, he served as the FHLB's Vice President, Controller since January 2013.

Mr. Eastland became the Senior Vice President, Chief Credit Officer in January 2015. Prior to that, he served as the FHLB's Vice President, Credit Risk Management since January 2002.

Mr. Frondorf became Senior Vice President, Assistant Chief Credit Officer in January 2021. Previously, he served as the FHLB’s First Vice President, Credit Services since January 2018. Mr. Frondorf also served as the FHLB’s Vice President, Credit Services since January 2014.

Ms. Hendrickson became Senior Vice President, Treasurer in January 2015. Previously, she served as the FHLB's Vice President, Treasurer since January 2010.

Ms. Hoffman became Senior Vice President, General Counsel in May 2018. Previously, she was a partner of the law firm Taft Stettinius & Hollister LLP from January 2011 to May 2018.

Ms. Konow became Senior Vice President, Chief Audit Executive in July 2020. Previously, she was the Chief Financial Officer at Landrum & Brown, Inc. from November 2019 to June 2020 and the Vice President, Accounting and Finance from April 2018 to November 2019. Prior to that, she served as Vice President, Operations - Financial Institutions Division at American Modern Insurance Group from November 2013 to February 2018.

Mr. Tully became Senior Vice President, Chief Risk and Compliance Officer in April 2020. Previously, he served as the Senior Vice President, Assistant Chief Risk and Compliance Officer since January 2020. Prior to that, he served as the FHLB's First Vice President, Assistant Chief Risk and Compliance Officer since July 2018. Mr. Tully also served as the FHLB's First Vice President, Financial and Market Risk Analysis since January 2018 and as Vice President, Financial and Market Risk Analysis since 2014.

All officers are appointed annually by our Board of Directors.

AUDIT COMMITTEE FINANCIAL EXPERT

The Board of Directors has determined (1) that Mr. Brady T. Burt, Chair of the Audit Committee, and Committee member Mr. David E. Sartore, have the relevant accounting and related financial management expertise, and therefore are qualified, to serve as the Audit Committee financial experts within the meaning of the regulations of the SEC and (2) that each is independent under SEC Rule 10A-3(b)(1). Mr. Burt is a Certified Public Accountant and his experience has principally been in the accounting and finance disciplines within the financial industry, and has included managing various accounting functions. Mr. Sartore's experience has principally been in the accounting and finance disciplines within the financial industry and he is a Certified Public Accountant. For additional information regarding the independence of the directors of the FHLB, see Item 13. Certain Relationships and Related Transactions, and Director Independence.

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

Item 11.     Executive Compensation.

2020 COMPENSATION DISCUSSION AND ANALYSIS

The following provides discussion and analysis regarding our compensation program for executive officers for 2020, and in particular our Named Executive Officers. Named Executive Officers for 2020 were: Andrew S. Howell, President and Chief Executive Officer (CEO); Stephen J. Sponaugle, Executive Vice President, Chief Financial Officer; R. Kyle Lawler, Executive Vice President, Chief Business Officer; Roger B. Batsel, Executive Vice President, Chief Operating Officer and Tami L. Hendrickson, Senior Vice President, Treasurer.

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

Finance Agency Oversight - Executive Compensation

The Director of the Finance Agency is required by regulation to prohibit an FHLBank from paying compensation to its executive officers that is not reasonable and comparable to that paid for employment in similar businesses involving similar duties and responsibilities. Finance Agency rules direct the FHLBanks to provide all compensation actions affecting their Named Executive Officers to the Finance Agency for review. Accordingly, following our Board's November 2020 and January 2021 meetings, we submitted the 2021 base salaries as well as incentive payments earned for 2020 for the Named Executive Officers to the Finance Agency. At this time, we do not expect the regulatory requirements to have a material impact on our executive compensation programs.

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

In setting 2020 and 2021 compensation, we primarily relied upon information from the McLagan Custom Survey. It encompasses information relating to the prior year's compensation from mortgage banks, commercial financial institutions that typically had assets of less than $20 billion, and other FHLBanks. However, we believe the positions at other FHLBanks generally are more directly comparable to ours given the unique nature of the FHLBank System. The FHLBanks share the same public policy mission, interact routinely with each other, and share a common regulator and regulatory constraints, including the need for Finance Agency review of all compensation actions affecting executive officers. However, there are significant differences across the FHLBank System, including the sizes of the various FHLBanks, the complexity of their operations, their organizational and cost structures and the types of compensation packages offered. Thus, we do not and, as a practical matter could not, calculate compensation packages for our Named Executive Officers based solely on comparisons to the other FHLBanks.

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

Elements of Total Compensation Program

The following table summarizes all compensation to our Named Executive Officers for the years ended December 31, 2020, 2019 and 2018. Discussion of each component follows the table.
Summary Compensation Table

Name and Principal Position	Year	Salary(1)	Non-Equity Incentive Plan Compensation(2)	Change in Pension Value & Non-Qualified Deferred Compensation Earnings(3)	All Other Compensation(4)	Total
Andrew S. Howell	2020	$947,115	$785,578	$3,225,000	$36,097	$4,993,790
President and CEO	2019	939,615	779,698	3,457,000	37,044	5,213,357
	2018	901,538	722,867	192,000	34,233	1,850,638

Stephen J. Sponaugle	2020	442,475	292,190	1,435,000	17,100	2,186,765
Executive Vice President-	2019	419,250	259,314	1,377,000	16,800	2,072,364
Chief Financial Officer	2018	405,231	245,058	193,000	16,500	859,789

R. Kyle Lawler	2020	467,423	304,168	994,000	17,100	1,782,691
Executive Vice President-	2019	440,577	303,275	994,000	16,800	1,754,652
Chief Business Officer	2018	424,250	284,925	170,000	16,500	895,675

Roger B. Batsel	2020	368,000	230,116	131,000	17,100	746,216
Executive Vice President-	2019	341,000	205,659	88,000	16,406	651,065
Chief Operating Officer	2018	316,635	190,309	26,000	12,375	545,319

Tami L. Hendrickson (5)	2020	322,500	182,224	254,000	10,224	768,948
Senior Vice President-
Treasurer
(1)Includes excess accrued vacation benefits automatically paid in accordance with established policy (applicable to all employees), which for 2020 were as follows: Mr. Howell, $47,115; Mr. Sponaugle, $20,475; Mr. Lawler, $29,423 and Ms. Hendrickson, $7,500.
(2)    Amounts shown for 2020 reflect total payments pursuant to the current portion of the 2020 Incentive Plan and the deferred portion of the 2017 Incentive Plan (2018 - 2020 performance period), as follows.

Name	2020 Incentive Plan (current incentive)	2017 Incentive Plan (three-year deferred incentive)	Total
Andrew S. Howell	$397,057	$388,521	$785,578
Stephen J. Sponaugle	148,941	143,249	292,190
R. Kyle Lawler	154,588	149,580	304,168
Roger B. Batsel	129,882	100,234	230,116
Tami L. Hendrickson	97,280	84,944	182,224
(3)    Represents change in the actuarial present value of accumulated pension benefits only, which is primarily dependent on changes in interest rates, years of benefit service and salary. See "Retirement Benefits" and "2020 Pension Benefits" for additional information.
(4)    Amounts represent matching contributions to the qualified defined contribution pension plan in 2020. For Mr. Howell, 2020 also includes perquisites totaling $18,997, which consisted of personal use of an FHLB-owned vehicle, premiums for an Executive long-term disability plan and an airline program membership. The value of perquisites are based on the actual cash cost.
(5)    Ms. Hendrickson's 2018 and 2019 compensation amounts are not included as she was not a Named Executive Officer in those years.

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

Each of the current Named Executive Officers received a base salary increase at the beginning of 2020. For each of the current Named Executive Officers other than the CEO, total salary increases, including merit, market, and promotional adjustments, ranged from 3.05 percent to 7.92 percent. These increases were based on the CEO's recommendation for each executive, which took into consideration market data, and an evaluation of each executive's annual performance. For Mr. Howell, directors provided feedback to the Chair, and the Committee recommended, and the Board subsequently approved a salary increase of 2.86 percent. In recommending and approving Mr. Howell's 2020 increase, the Committee and Board took into consideration competitive market analysis and the directors' appraisals of his performance during the year.

In October 2020, the Committee recommended and the Board approved a 3.00 percent salary increase pool for 2021 for all employees, comprised of 1.75 percent for merit increases and 1.25 percent for market and promotional adjustments. Although the same process described above was used, the CEO recommended smaller percentage increases for the other Named Executive Officers and other members of senior management in light of the current economic conditions and expected business trends for 2021. As a result, in November 2020, the Committee recommended, and the Board approved, the following 2021 base salaries and percent increases for the Named Executive Officers: Mr. Sponaugle, $426,000 (0.95 percent); Mr. Lawler, $442,000 (0.91 percent); Mr. Batsel, $373,000 (1.36 percent); and Ms. Hendrickson, $320,000 (1.59 percent). Mr. Howell declined the salary increase approved by the Committee. In December 2020, we were informed that the Finance Agency had completed its review and did not object to the Board-approved compensation actions affecting the Named Executive Officers in 2021.

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

The Incentive Plan annual goals reflect desired financial, operational, risk and public mission objectives for the current and future fiscal years. Each goal is weighted reflecting its relative importance and potential impact on our mission and annual strategic business plan. Each goal is assigned a quantitative threshold, target and maximum level of performance. Each Named Executive Officer's award opportunity is based entirely on bank-wide performance.

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

The total incentive award opportunities for the 2020 plan year stated as a percentage of base salary were as follows:

	Incentive Opportunity
Name	Threshold	Target	Maximum
Andrew S. Howell	50.0%	75.0%	100.0%
Stephen J. Sponaugle	40.0	60.0	80.0
R. Kyle Lawler	40.0	60.0	80.0
Roger B. Batsel	40.0	60.0	80.0
Tami L. Hendrickson	35.0	52.5	70.0

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

Fifty percent of the total opportunity for the Incentive Plan is awarded in cash following the plan year (current incentive award) and 50 percent is mandatorily deferred for three years after the end of the Plan year (deferred incentive award). The deferred incentive awards earned from 2018 - 2020 were calculated based on the actual performance or achievement level for each deferred plan goal at the end of the three-year performance period, with interpolations made for results between achievement levels. The achievement level for each goal was then multiplied by the corresponding incentive weight assigned to that goal. The final value of the deferred award was adjusted based on the goal achievement level determined using separate performance measures over the 2018 - 2020 deferral period. For all Named Executive Officers, the final value of the deferred award was 75 percent for a Threshold level of achievement, 100 percent for a Target level of achievement, or 125 percent for a Maximum level of achievement. If a goal achievement level over the three-year deferral period was below the threshold, no payment would be made for that deferred goal.

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

2020 Incentive Plan. For calendar year 2020, the Board approved a total of six performance measures in the functional areas of Franchise Value Promotion, Mission Asset Activity and Stockholder Risk/Return. The mix of financial and non-financial goals measures performance across our mission and corporate objectives and is intended to discourage unnecessary or excessive risk-taking. Because we consider risk management to be an essential component in the achievement of our mission and corporate objectives, the goals below include a separate risk-related metric.

At its January 2021 meeting, following certification of the 2020 performance results and in accordance with those results, the Board authorized the distribution to the Named Executive Officers of the current awards shown in Note 2 to the Summary Compensation Table. For the 2020 plan year, we cumulatively achieved approximately 88 percent of the available maximum incentive opportunity. This was higher than the 86 percent overall performance achieved for 2019 primarily due to exceeding the target performance level for five of the six goals in 2020.

The following table presents the incentive weights, threshold, target and maximum performance levels, and the actual results achieved for the 2020 Incentive Plan performance measures for all Named Executive Officers.

2020 Incentive Plan Performance Levels and Results

(Dollars in thousands)
	Incentive Weight	Threshold Performance	Target Performance	Maximum Performance	Results Achieved
Franchise Value Promotion
1) Mission Outreach	10.0%	90	100	120	107
2) Mission Asset Participation	15.0	65%	72%	80%	76%
Mission Asset Activity
3) Average Advance Balances for Members with Assets of $50 billion or Less	15.0	$19,500,000	$21,500,000	$23,500,000	$20,230,778
4) Mortgage Purchase Program New Mandatory Delivery Commitments	15.0	1,500,000	1,800,000	2,200,000	1,972,266
Stockholder Risk/Return
5) Decline in Market Value of Equity	20.0	< 7%	< 5%	3% or less	2.3%
6) Profitability-Available Earnings vs. Average Short-term Rates (3-month LIBOR and Federal funds effective)	25.0	15 bps	125 bps	225 bps	356 bps

During 2020, the Board, the Committee and the CEO periodically reviewed the Incentive Plan goals presented above to determine progress toward the goals. Although the Board and the CEO discussed various external factors that were affecting achievement of the performance measures, the Board did not take any actions to revise or change the Incentive Plan goals.

2021 Incentive Plan. At its December 2020 meeting, the Board established the 2021 Incentive Plan goals, the incentive weights and the performance measures corresponding to each Incentive Plan goal and award opportunity for the 2021 Incentive Plan. After that meeting, the 2021 Incentive Plan was sent to the Finance Agency and we received notification of the completion of their review and non-objection in January 2021. The 2021 Incentive Plan goals for our executives are set forth below.

2021 Incentive Plan Goals

Franchise Value Promotion
Mission Outreach	Weight: 10.0%
Mission Asset Participation	Weight: 15.0%
Diversity and Inclusion Strategic Plan Achievement	Weight: 5.0%
Mission Asset Activity
Average Advances Balances for Members with Assets of $50 billion or Less	Weight: 15.0%
Community Financial Institutions Participation in the Mortgage Purchase Program	Weight: 15.0%
Stockholder Risk/Return
Decline in Market Value of Equity	Weight: 20.0%
Profitability - Available Earnings vs. Average Short-term Rates (3-month LIBOR and Federal funds effective)	Weight: 20.0%
As reflected above, the Board decided to keep five of the 2021 goals the same as those in 2020 although the weighting of one goal and some of the performance metric calculations have been adjusted. Within the Franchise Value Promotion category, a new goal was added related to the achievement of the diversity and inclusion strategic plan. Additionally, the Mission Asset Activity goal related to the MPP changed the focus to the volume of Mandatory Delivery Contracts from Community Financial Institution participants rather than all MPP participants. Finally, the Decline in Market Value of Equity goal will be calculated separately based on two interest rate shock scenarios, with each scenario weighted equally. In setting the performance measures for the 2021 Incentive Plan, the Board reviewed the results against target for 2020 and considered relevant aspects of our financial outlook for 2021 including the impact of the anticipated low interest rate environment, market volatility and reduction in member funding needs and changes in the mortgage market that continue to affect Mission Asset Activity and profitability. The Board also considered opportunities to increase mission asset participation by members that are a focus for strategic initiatives.

Three-Year Deferred Incentive Awards. During 2020, the Board, the Committee and the CEO periodically reviewed progress toward the deferred plan goals for each ongoing performance period. At its January 2021 meeting, following certification of the performance results for the deferred portion of the 2017 Incentive Plan (2018 - 2020 performance period) and in accordance with those results, the Board authorized the distribution of payments to eligible officers including the Named Executive Officers. Cumulatively, we achieved approximately 92 percent of the available maximum incentive opportunity. The deferred payments for the 2018 - 2020 performance period are shown in Note 2 to the Summary Compensation Table.

The following table presents, for all Named Executive Officers, the incentive weights, threshold, target and maximum performance levels, and the actual results achieved for each of the goals in the deferred portion of the 2017 Incentive Plan (2018 - 2020 performance period):

	Incentive Weight	Threshold Performance	Target Performance	Maximum Performance	Results Achieved
Operating Efficiency:
Ranking of Operating Efficiency Ratio in comparison to other FHLBanks	25%	6th	4th	1st	1st
Market Capitalization Ratio:
Ratio of Market Value of Equity to Par Value of Regulatory Capital Stock	25%	100%	105%	110%	121%
Advance Utilization Ratio:
Ranking of average of each member's Advances-to-assets ratio multiplied by the average member borrower penetration ratio in comparison to other FHLBanks	25%	7th	4th	1st	5th
Strategic Business Plan Achievement:
Percentage of Strategic Business Plan strategies achieved	25%	70%	80%	100%	94%

As described above, the deferred portion of the 2020 Incentive Plan (2021 - 2023 performance period) is based on a safety and soundness metric tied to the market capitalization ratio as defined in the 2021 Incentive Plan. If our market capitalization ratio is greater than 100 percent during the 2021 - 2023 performance period, the final value will be 100 percent of the deferred award plus interest based on the annual interest rates applicable to the qualified defined benefit plan.

Non-Equity Incentive Plan Compensation Grants
The following table provides information on grants made under our Incentive Plans.

Grants of Plan-Based Awards

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards
Name	Grant Date (1)	Threshold	Target	Maximum
Andrew S. Howell	December 17, 2020	$450,000	$675,000	$900,000
Stephen J. Sponaugle	December 17, 2020	170,400	255,600	340,800
R. Kyle Lawler	December 17, 2020	176,800	265,200	353,600
Roger B. Batsel	December 17, 2020	149,200	223,800	298,400
Tami L. Hendrickson	December 17, 2020	112,000	168,000	224,000
(1)Awards granted on this date are for the 2021 Incentive Plan.

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

Retirement Benefits
We maintain a comprehensive retirement program for executive officers comprised of two qualified retirement plans (a defined benefit plan and a defined contribution plan) and a non-qualified pension plan. For our qualified plans, we participate in the Pentegra Defined Benefit Plan for Financial Institutions and the Fidelity Defined Contribution Plan. The non-qualified plan, the Benefit Equalization Plan (BEP), restores benefits that eligible highly compensated employees would have received were it not for Internal Revenue Service limitations on benefits from the defined benefit plan. Benefits under the BEP vest and are payable according to the corresponding provisions of the qualified plans.

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

For employees who were hired after January 1, 2006, which includes Mr. Batsel and Ms. Hendrickson, the current benefit formula is 1.25 percent for each year of benefit service multiplied by the highest five-year average compensation. Beginning in 2006 through the end of 2017, compensation was defined as base salary only and excluded all other forms of compensation. Beginning January 1, 2018, compensation is defined as base salary, excess accrued vacation benefits and annual incentive compensation, and excludes any deferred incentive payments. In addition, the current plan provides for a reduced pension benefit in the event of retirement prior to attainment of age 65 with payment commencing as early as age 55 if the participant has 10 years or more of service.

Effective July 1, 2021, the Pentegra DB plan design that applies to future benefits for all employees will be adjusted. The revised benefit formula is 1.25 percent for each year of benefit service multiplied by the highest five-year average compensation. The plan maintains the reduced benefit for those retiring before age 65 and extends early retirement eligibility for all employees to as early as age 45 with 10 years of service. To offset future benefit losses, employees hired prior to January 1, 2006 will receive a transitional service credit in the form of a contribution to their Defined Contribution account. The contribution will be equal to 10 percent of their eligible pension income up to the IRS maximum. The contribution will continue for five years. Employees must remain employed for the entire plan year to receive each contribution.

Lastly, the Pentegra DB plan provides certain actuarially equivalent forms of benefit payments other than a single life annuity, including a limited lump sum distribution option, which is available only to employees hired prior to January 1, 2006.

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

2020 Pension Benefits

Name	Plan Name	Number of Years Credited Service (1)	Present Value (2) of Accumulated Benefits
Andrew S. Howell	Pentegra DB	30.50	$2,991,000
	DB/BEP	30.50	13,771,000

Stephen J. Sponaugle	Pentegra DB	27.33	2,936,000
	DB/BEP	27.33	3,281,000

R. Kyle Lawler	Pentegra DB	19.50	2,439,000
	DB/BEP	19.50	2,743,000

Roger B. Batsel	Pentegra DB	5.92	234,000
	DB/BEP	5.92	92,000

Tami L. Hendrickson	Pentegra DB	13.92	703,000
	DB/BEP	13.92	176,000
(1)For pension plan purposes, the calculation of credited service begins upon completion of a required waiting period following the date of employment. Accordingly, the years shown are less than the executive's actual years of employment. Because IRS regulations generally prohibit the crediting of additional years of service under the qualified plan, such additional service also is precluded under the DB/BEP, which only restores those benefits lost under the qualified plan.
(2)    See Note 13 of the Notes to Financial Statements for details regarding valuation assumptions.

Qualified Defined Contribution Plan. Our Defined Contribution Plan (DC) is a tax-qualified defined contribution plan to which we make tenure-based matching contributions. Matching contributions begin immediately and subsequently increase based on length of employment to a maximum of six percent of eligible compensation. Eligible compensation in the DC plan is defined as base salary and annual bonus (current incentive award) and excludes any deferred incentive awards.

Under the DC plan, a participant may elect to contribute up to 75 percent of eligible compensation on either a before-tax or after-tax basis. The plan permits participants to self-direct investment elections into one or more investment funds. All returns are at the market rate of the related fund. Investment fund elections may be changed daily by the participants. A participant may withdraw vested account balances while employed, subject to certain plan limitations, which include those under IRS regulations. Participants also are permitted to revise their contribution/deferral election once each pay period. However, the revised election is only applicable to future earnings and may also be limited by IRS regulations.

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

During 2020, the CEO was also provided with an FHLB-owned vehicle for his business and personal use, along with the operating expenses associated with the vehicle. An executive officer's personal use of an FHLB-owned vehicle, including use for the daily commute to and from work, is reported as a taxable fringe benefit. In addition to the standard LTD insurance plan provided to all employees, Named Executive Officers may elect to receive additional LTD coverage. The premiums the FHLB pays for the additional LTD coverage are considered a taxable fringe benefit. Additionally, with prior approval, our current Travel Policy permits a guest to accompany an executive officer on authorized business trips. Executive officers are reimbursed for transportation and other related expenses associated with their guest's travel. Such reimbursements are reported as a taxable fringe benefit.

The perquisites provided to an executive officer represent a small fraction of annual compensation. During 2020, perquisites totaled $18,997 for Mr. Howell, as shown in the Summary Compensation Table. Perquisites did not individually or collectively exceed $10,000 for any other Named Executive Officers and are therefore excluded from the Summary Compensation Table.

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
“Change in Control” is defined under the Change in Control Plan as:
▪the merger, reorganization, or consolidation of the FHLB with or into, or acquisition of the FHLB by, another Federal Home Loan Bank or other entity;
▪the sale or transfer of all or substantially all of the business or assets of the FHLB to another Federal Home Loan Bank or other entity;
▪a change in the composition of the board that causes the combined number of Member directors from the jurisdictions of Kentucky, Ohio and Tennessee to cease to constitute a majority of the Bank’s directors; or
▪liquidation or dissolution.
“Cause” is defined in the Change in Control Plan to include:
▪the participant’s failure to perform substantially his/her duties;
▪the participant’s engagement in illegal conduct or willful misconduct injurious to the FHLB;
▪the participant’s material violation of law or regulation or of the FHLB’s written policies or guidelines;
▪a written request from the Finance Agency requesting that the FHLB terminate the participant’s employment;
▪crimes involving a felony, fraud or other dishonest acts;
▪certain other notices from or actions by the Finance Agency;

▪the participant’s breach of fiduciary duty or breach of certain covenants in the Change in Control Plan; or
▪the participant’s refusal to comply with a lawful directive from the CEO or the Board of Directors.
“Good Reason” is defined in the Change in Control Plan to include:
▪a material diminution in the participant’s base salary or in his/her duties or authority;
▪the FHLB requiring the participant to be based at any office or location more than 100 miles from Cincinnati, Ohio; or
▪a material breach of the Change in Control Plan by the FHLB.
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
The following table presents the total amounts that would be payable to our Named Executive Officers if their employment had terminated as of December 31, 2020.

Total Potential Payment Upon Termination (1)

Separation Event	Andrew S. Howell	Stephen J. Sponaugle	R. Kyle Lawler	Roger B. Batsel	Tami L. Hendrickson
Involuntary termination for Cause	$—	$—	$—	$—	$—
Voluntary resignation not due to a Change in Control or resignation without Good Reason due to a Change in Control (2)	83,077	42,200	55,592	11,128	36,346
Involuntary termination without Cause not due to a Change in Control (3)	533,077	253,200	274,592	195,128	193,846
Involuntary termination without Cause due to a Change in Control or resignation for Good Reason due to a Change in Control (4)	4,724,479	1,497,552	1,565,344	1,291,502	929,903
(1)Due to the number of factors that affect the nature and amounts of compensation and benefits provided upon the potential termination events, the actual amounts paid may be different than the estimates presented.
(2)Named Executive Officers would only receive payment for unused, accrued vacation.
(3)Named Executive Officers would receive payment for one month's pay for each year of continuous employment, rounded to the next whole year for partial years, subject to a six months' pay maximum, plus unused, accrued vacation.
(4)Named Executive Officers would receive payment as follows:

Component	Andrew S. Howell	Stephen J. Sponaugle	R. Kyle Lawler	Roger B. Batsel	Tami L. Hendrickson
Salary	$2,250,000	$738,500	$766,500	$644,000	$472,500
Incentive compensation	1,687,500	443,100	459,900	386,400	248,062
Other (a)	786,979	315,952	338,944	261,102	209,341
Total	$4,724,479	$1,497,552	$1,565,344	$1,291,502	$929,903
(a)    Includes accrued annual incentive compensation from the current year, accrued vacation benefits, outplacement assistance and health care coverage.

COMPENSATION COMMITTEE REPORT

The Committee has furnished the following report for inclusion in this Annual Report on Form 10-K:
The Committee has reviewed and discussed the 2020 Compensation Discussion and Analysis set forth above with the FHLB's management. Based on such review and discussions, the Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

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

The annual maximum base fee did not change from 2020 to 2021. The following table sets forth the maximum base fees for 2020 and 2021:

	2020	2021
	Maximum Base Fees	Maximum Base Fees
Chair	$145,000	$145,000
Vice Chair	125,500	125,500
Other members	110,000	110,000

In addition to the base fees, annual fees are paid to the Audit Committee Chair and Other Committee Chairs of $15,500 and $12,500, respectively. These fees are subject to certain attendance requirements.

During 2020, total directors' fees and travel expenses incurred were $2,096,000 and $18,259, respectively. For 2020, travel expenses were significantly lower than prior years given the travel restrictions due to the COVID-19 pandemic and decision to hold most board meetings virtually.

With prior approval, our Travel Policy permits a guest to accompany a director on authorized business trips. We reimburse the transportation and other related expenses associated with the guest's travel, subject to certain limitations, which are reported as a taxable fringe benefit. Given our shift to virtual meetings due to COVID-19, there was only one director that received reimbursement for guest travel expenses in 2020. These expenses did not exceed $10,000 and, therefore, are excluded from the Directors Compensation Table below.

The following table sets forth the fees earned by each director for the year ended December 31, 2020.

2020 Directors Compensation Table

Name	Fees Earned or Paid in Cash
J. Lynn Anderson	$125,500
Grady P. Appleton	110,000
April Miller Boise	110,000
Brady T. Burt	110,000
Greg W. Caudill	110,000
Leslie D. Dunn	110,000
James A. England, Vice Chair	125,500
Robert T. Lameier	110,000
Donald J. Mullineaux, Chair	145,000
Alvin J. Nance	110,000
Michael P. Pell	110,000
Kathleen A. Rogers	110,000
Charles J. Ruma	122,500
David E. Sartore	122,500
William S. Stuard, Jr.	122,500
Nancy E. Uridil	122,500
James J. Vance	110,000
Jonathan D. Welty	110,000
Total	$2,096,000

The following table summarizes the total number of board meetings and meetings of its designated committees held in 2019 and 2020.

	Number of Meetings Held
Meeting Type	2019	2020
Board Meeting	9	9
Audit Committee	10	11
Risk Committee	8	6
Business and Operations Committee	5	5
Governance	6	6
Housing and Community Development Committee	3	4
Human Resources, Compensation and Inclusion Committee	7	6

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Committee is charged with responsibility for the FHLB's compensation policies and programs. None of the 2020 or 2021 Committee members are or previously were officers or employees of the FHLB. Additionally, none of the FHLB's executive officers served or serve on the board of directors or the compensation committee of any entity whose executive officers served on the Committee or Board of Directors. This Committee was and is composed of the following members:

2020	2021
Donald J. Mullineaux (Chair)	Donald J. Mullineaux (Chair)
Grady P. Appleton	Grady P. Appleton
Leslie D. Dunn	James A. England
James A. England	Robert T. Lameier
Robert T. Lameier	Nancy E. Uridil
Nancy E. Uridil

PAY RATIO

As required by the Dodd-Frank Act, information about the 2020 total compensation for our median employee and the President and CEO, Mr. Howell, is as follows:

▪the median of the annual total compensation of all of our employees (other than the CEO) was $127,947; and
▪the annual total compensation of the CEO, as reported in the Summary Compensation Table, was $4,993,790.

Based on this information, for 2020, the ratio of the annual total compensation of the CEO to the median of the annual total compensation of all employees was 39 to 1.

To identify the median employee, we compared the compensation of all full-time and part-time employees who were employed as of December 15, 2020. We annualized the compensation of employees who were hired in 2020 but did not work for us the entire fiscal year. This compensation measure, which was consistently applied to all employees, included base salary, overtime pay and incentive compensation that was all payable in cash.
After we identified our median employee, we combined all of the elements of such employee's compensation in 2020, which includes base salary, excess accrued vacation benefits, incentive compensation, matching contributions to the qualified defined contribution pension plan, and the value of such employee’s pension benefits. The value of the median employee's pension benefits represents only the change in the actuarial present value of accumulated pension benefits, which is primarily dependent on changes in interest rates, years of benefit service and salary. With respect to the annual total compensation of the CEO, we used the amount reported in the “Total” column of our 2020 Summary Compensation Table.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We have one class of capital stock, Class B Stock, all of which is owned by our current and former member institutions. Individuals, including directors and officers of the FHLB, are not permitted to own our capital stock. Therefore, we have no equity compensation plans.

The following table lists institutions holding five percent or more of outstanding capital stock at February 28, 2021 and includes any known affiliates that are members of the FHLB:

(Dollars in thousands)
		Capital	Percent of Total	Number
Name	Address	Stock	Capital Stock	of Shares
U.S. Bank, N.A.	425 Walnut Street Cincinnati, OH 45202	$227,143	9%	2,271,432
Third Federal Savings & Loan Association	7007 Broadway Avenue Cleveland, OH 44105	162,783	7	1,627,826

The following table lists capital stock outstanding as of February 28, 2021 held by member institutions that have an officer or director who serves as a director of the FHLB:

(Dollars in thousands)
		Capital	Percent of Total
Name	Address	Stock	Capital Stock
U.S. Bank, N.A.	425 Walnut Street Cincinnati, OH 45202	$227,143	9.2%
Western & Southern Financial Group (1)	400 Broadway Street Cincinnati, OH 45202	178,743	7.2
The Park National Bank	50 North Third Street Newark, OH 43058	17,807	0.7
F&M Bank	50 Franklin Street Clarksville, TN 37040	4,998	0.2
Farmers National Bank	304 West Main Street Danville, KY 40422	2,274	0.1
Field & Main Bank	140 North Main Street Henderson, KY 42420	2,258	0.1
First State Bank	19230 State Route 136 Winchester, OH 45697	1,617	0.1
Miami Savings Bank	8008 Ferry Street Miamitown, OH 45041	876	0.0
Decatur County Bank	56 North Pleasant Street Decaturville, TN 38329	646	0.0
Ohio Capital Finance Corporation	88 East Broad Street, Suite 1800 Columbus, OH 43215	155	0.0
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

Our capital stock is not permitted to be publicly traded and is not listed on any stock exchange. Therefore, we are not governed by stock exchange rules relating to director independence. If we were so governed, arguably none of our industry directors, who are elected by our members, would be deemed independent because all are directors and/or officers of members that do business with us. Messrs. Appleton, Mullineaux and Ruma and Mses. Anderson, Boise, Darby and Uridil, our seven non-industry directors, have no material transactions, relationships or arrangements with the FHLB other than in their capacity as directors. Therefore, our Board of Directors has determined that each of them is independent under the independence standards of the New York Stock Exchange.

The Finance Agency director independence standards specify independence criteria for members of our Audit Committee. Under these criteria, all of our directors serving on the Audit Committee are independent.

TRANSACTIONS WITH RELATED PERSONS

See Note 18 of the Notes to Financial Statements for information on transactions with stockholders, including information on transactions with Directors' Financial Institutions and concentrations of business, and transactions with nonmember affiliates, which information is incorporated herein by reference.

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

We believe these policies are effective in bringing to the attention of management and the Board any non-ordinary course transactions that require Board review and approval and that all such transactions since January 1, 2020 have been so reviewed and approved.

Item 14.    Principal Accountant Fees and Services.

The following table sets forth the aggregate fees billed to the FHLB for the years ended December 31, 2020 and 2019 by its independent registered public accounting firm, PwC:

	For the Years Ended
(In thousands)	December 31,
	2020	2019
Audit fees	$745	$733
Audit-related fees	98	89
Tax fees	—	—
All other fees	2	2
Total fees	$845	$824
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

The Audit Committee approves the annual engagement letter for the FHLB's audit. In evaluating the performance of the independent registered public accounting firm, the Audit Committee considers a number of factors, such as:
▪PwC's independence and process for maintaining independence;
▪PwC's historical and recent performance on the FHLB's audit, including the results of an internal survey of PwC service and quality with the FHLB and the FHLBank System;
▪external data related to audit quality and performance, including recent Public Company Accounting Oversight Board audit quality inspection reports on PwC; and
▪the appropriateness of PwC's audit fees.

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

The FHLB paid additional fees to PwC in the form of assessments paid to the Office of Finance. The FHLB is assessed its proportionate share of the costs of operating the Office of Finance, which includes the expenses associated with the annual audits of the combined financial statements of the FHLBanks. These assessments, which totaled $49,000 and $48,000 in 2020 and 2019, respectively, are not included in the table above.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a)Financial Statements. The following financial statements of the Federal Home Loan Bank of Cincinnati, set forth in Item 8. Financial Statements and Supplementary Data above, are filed as a part of this registration statement.

Report of Independent Registered Public Accounting Firm
Statements of Condition as of December 31, 2020 and 2019
Statements of Income for the years ended December 31, 2020, 2019 and 2018
Statements of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018
Statements of Capital for the years ended December 31, 2020, 2019 and 2018
Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018
Notes to Financial Statements

(b)Exhibits.

Exhibit Number (1)	Description of exhibit	Document filed or furnished, as indicated below

3.1	Organization Certificate	Form 10, filed December 5, 2005

3.2	Bylaws, as amended through January 17, 2019	Form 10-K, filed March 21, 2019

4.1	Capital Plan, effective January 1, 2021	Form 8-K, filed November 20, 2020

4.2	Description of Capital Stock	Form 10-K, filed March 19, 2020

10.1	Form of Blanket Agreement for Advances and Security Agreement, as in effect for signatories prior to November 21, 2005	Form 10, filed December 5, 2005

10.2	Form of Blanket Security Agreement, for new signatories on and after November 21, 2005	Form 10, filed December 5, 2005

10.3	Form of Mortgage Purchase Program Master Selling and Servicing Master Agreement	Form 10, filed December 5, 2005

10.4
Federal Home Loan Banks P&I Funding and Contingency Plan Agreement, entered into as of July 20, 2006, by and among the Office of Finance and each of the Federal Home Loan Banks, as amended and restated on January 1, 2017
Form 10-K, filed March 16, 2017

10.5	Joint Capital Enhancement Agreement, as amended on August 5, 2011, by and among each of the Federal Home Loan Banks	Form 8-K, filed August 5, 2011

10.6 (2)	Incentive Compensation Plan as of January 1, 2019	Form 10-K, filed March 21, 2019

10.7 (2)	Incentive Compensation Plan as of January 1, 2020	Form 10-K, filed March 19, 2020

10.8 (2)	Incentive Compensation Plan as of January 1, 2021	Filed Herewith

10.9 (2)	Federal Home Loan Bank of Cincinnati Benefit Equalization Plan (December 2008 Restatement)	Form 10-K, filed March 18, 2010

10.10 (2)	First Amendment to the Federal Home Loan Bank of Cincinnati Benefit Equalization Plan (December 2008 Restatement)	Form 10-K, filed March 18, 2010

10.11	Form of indemnification agreement between the Federal Home Loan Bank and each of its directors and executive officers (used from July 29, 2009 to December 31, 2016)	Form 8-K, filed July 30, 2009

10.12	Form of indemnification agreement between the Federal Home Loan Bank and each of its directors and executive officers (used from January 1, 2017 to November 4, 2018)	Form 10-K, filed March 16, 2017

10.13	Form of indemnification agreement between the Federal Home Loan Bank and each of its directors and executive officers (used after November 5, 2018)	Form 10-K, filed March 21, 2019

10.14	Federal Home Loan Bank of Cincinnati Executive Change in Control Severance Plan	Form 10-Q, filed November 9, 2017

24	Power of Attorney (included in Signature Page)	Filed Herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	Filed Herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	Filed Herewith

32	Section 1350 Certifications	Furnished Herewith

99.1	Audit Committee Letter	Furnished Herewith

99.2	Audit Committee Charter	Furnished Herewith

101.INS	XBRL Instance Document	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document	Filed Herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed Herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed Herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed Herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed Herewith

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed Herewith
(1)Numbers coincide with Item 601 of Regulation S-K.
(2)Indicates management compensation plan or arrangement.

Item 16.    Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 18th day of March 2021.

FEDERAL HOME LOAN BANK OF CINCINNATI
(Registrant)

By:	/s/ Andrew S. Howell
Andrew S. Howell
President and Chief Executive Officer

SIGNATURES AND POWER OF ATTORNEY

We, the undersigned directors of the Federal Home Loan Bank of Cincinnati, hereby appoint Andrew S. Howell and Stephen J. Sponaugle, or either of them, our true and lawful attorneys and agents to do any and all acts and things in our names and on our behalves, in our capacities indicated below, which said attorneys and agents, or either of them, may deem necessary or advisable to enable said registrant to comply with the Securities Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2020, including, without limitation, power and authority to sign for us, or any of us, in our names in the capacities indicated below, the Report and any and all amendments to the Report, and we hereby ratify and confirm all that said attorneys and agents, or each of them, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of the 18th day of March 2021.

Signatures	Title

/s/ Andrew S. Howell	President and Chief Executive Officer
Andrew S. Howell	(principal executive officer)

/s/ Stephen J. Sponaugle	Executive Vice President, Chief Financial Officer
Stephen J. Sponaugle	(principal financial officer)

/s/ J. Christopher Bates	Senior Vice President, Chief Accounting Officer
J. Christopher Bates	(principal accounting officer)

/s/ J. Lynn Anderson	Director (Chair)
J. Lynn Anderson, Chair

/s/ Grady P. Appleton	Director
Grady P. Appleton

/s/ April Miller Boise	Director
April Miller Boise

/s/ Brady T. Burt	Director
Brady T. Burt

Signatures	Title

/s/ Greg W. Caudill	Director
Greg W. Caudill

/s/ Kristin H. Darby	Director
Kristin H. Darby

/s/ James A. England	Director (Vice Chair)
James A. England

/s/ Robert T. Lameier	Director
Robert T. Lameier

/s/ Donald J. Mullineaux	Director
Donald J. Mullineaux

/s/ Michael P. Pell	Director
Michael P. Pell

/s/ Kathleen A. Rogers	Director
Kathleen A. Rogers

/s/ Charles J. Ruma	Director
Charles J. Ruma

/s/ David E. Sartore	Director
David E. Sartore

/s/ William S. Stuard, Jr.	Director
William S. Stuard, Jr.

/s/ Nancy E. Uridil	Director
Nancy E. Uridil

/s/ James J. Vance	Director
James J. Vance

/s/ Jonathan D. Welty	Director
Jonathan D. Welty