Form 10-Q
period 2021-06-30
Federal Home Loan Bank of Cincinnati
filed 2021-08-05
CIK 1326771

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________.
Commission File No. 000-51399
FEDERAL HOME LOAN BANK OF CINCINNATI
(Exact name of registrant as specified in its charter)

Federally chartered corporation of the United States	31-6000228
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
600 Atrium Two, P.O. Box 598, Cincinnati, OH	45201-0598
(Address of principal executive offices)	(Zip Code)
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
☐ Yes   ☒ No
The capital stock of the registrant is not listed on any securities exchange or quoted on any automated quotation system, only may be owned by members and former members and is transferable only at its par value of $100 per share. As of July 31, 2021, the registrant had 25,385,576 shares of capital stock outstanding, which included stock classified as mandatorily redeemable.

Page 1 of	78

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CONDITION
(Unaudited)

(In thousands, except par value)

	June 30, 2021	December 31, 2020
ASSETS
Cash and due from banks	$135,003	$2,984,073
Interest-bearing deposits	374,147	555,104
Securities purchased under agreements to resell	436,500	1,818,268
Federal funds sold	6,175,000	4,240,000
Investment securities:
Trading securities	9,327,467	10,488,124
Available-for-sale securities (amortized cost of $1,931,506 and $286,869 at June 30, 2021 and December 31, 2020, respectively)	1,947,871	291,587
Held-to-maturity securities (includes $0 and $0 pledged as collateral at June 30, 2021 and December 31, 2020, respectively, that may be repledged) (a)	8,835,019	9,648,171
Total investment securities	20,110,357	20,427,882
Advances (includes $26,066 and $27,202 at fair value under fair value option at June 30, 2021 and December 31, 2020, respectively)	23,586,541	25,362,003
Mortgage loans held for portfolio, net of allowance for credit losses of $248 and $248 at June 30, 2021 and December 31, 2020, respectively	7,716,841	9,548,506
Accrued interest receivable	96,727	113,701
Derivative assets	216,216	215,888
Other assets, net	24,787	30,814
TOTAL ASSETS	$58,872,119	$65,296,239
LIABILITIES
Deposits	$1,336,420	$1,327,202
Consolidated Obligations:
Discount Notes (includes $2,866,877 and $0 at fair value under fair value option at June 30, 2021 and December 31, 2020, respectively)	21,180,119	27,500,244
Bonds (includes $2,295,683 and $2,262,388 at fair value under fair value option at June 30, 2021 and December 31, 2020, respectively)	31,678,112	31,996,311
Total Consolidated Obligations	52,858,231	59,496,555
Mandatorily redeemable capital stock	13,719	19,454
Accrued interest payable	67,258	77,521
Affordable Housing Program payable	101,724	110,772
Derivative liabilities	2,389	3,813
Other liabilities	479,408	331,008
Total liabilities	54,859,149	61,366,325
Commitments and contingencies
CAPITAL
Capital stock Class B putable ($100 par value); issued and outstanding shares: 27,184 shares at June 30, 2021 and 26,409 shares at December 31, 2020	2,718,430	2,640,863
Retained earnings:
Unrestricted	791,390	802,715
Restricted	505,136	501,321
Total retained earnings	1,296,526	1,304,036
Accumulated other comprehensive loss	(1,986)	(14,985)
Total capital	4,012,970	3,929,914
TOTAL LIABILITIES AND CAPITAL	$58,872,119	$65,296,239
(a)Fair values: $8,947,316 and $9,792,136 at June 30, 2021 and December 31, 2020, respectively.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF INCOME
(Unaudited)

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
INTEREST INCOME:
Advances	$31,371	$158,437	$72,531	$330,604
Prepayment fees on Advances, net	5,060	13,320	6,400	17,594
Interest-bearing deposits	164	410	381	3,760
Securities purchased under agreements to resell	53	236	267	10,390
Federal funds sold	1,204	554	2,546	29,080
Investment securities:
Trading securities	53,670	67,691	111,722	135,595
Available-for-sale securities	344	619	1,679	4,015
Held-to-maturity securities	24,412	48,379	54,143	116,683
Total investment securities	78,426	116,689	167,544	256,293
Mortgage loans held for portfolio	38,430	74,151	82,844	163,408
Loans to other FHLBanks	—	—	—	60
Total interest income	154,708	363,797	332,513	811,189
INTEREST EXPENSE:
Consolidated Obligations:
Discount Notes	1,761	83,332	7,229	259,456
Bonds	86,589	129,808	182,775	315,795
Total Consolidated Obligations	88,350	213,140	190,004	575,251
Deposits	97	198	248	3,174
Mandatorily redeemable capital stock	110	864	204	1,054
Total interest expense	88,557	214,202	190,456	579,479
NET INTEREST INCOME	66,151	149,595	142,057	231,710
NON-INTEREST INCOME (LOSS):
Net gains (losses) on investment securities	(15,389)	(10,404)	(154,249)	362,002
Net gains (losses) on financial instruments held under fair value option	2,602	25,741	6,507	(25,089)
Net gains (losses) on derivatives and hedging activities	(36,079)	(33,972)	61,065	(327,938)
Standby Letters of Credit fees	6,632	3,234	12,443	5,704
Other, net	394	376	829	985
Total non-interest income (loss)	(41,840)	(15,025)	(73,405)	15,664
NON-INTEREST EXPENSE:
Compensation and benefits	12,086	11,951	24,989	25,291
Other operating expenses	5,232	4,968	11,184	11,071
Finance Agency	1,879	1,629	3,758	3,257
Office of Finance	1,171	1,445	2,442	2,703
Other	3,543	4,025	5,061	5,976
Total non-interest expense	23,911	24,018	47,434	48,298
INCOME BEFORE ASSESSMENTS	400	110,552	21,218	199,076
Affordable Housing Program assessments	51	11,142	2,142	20,013
NET INCOME	$349	$99,410	$19,076	$179,063
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$349	$99,410	$19,076	$179,063
Other comprehensive income adjustments:
Net unrealized gains (losses) on available-for-sale securities	8,960	22	11,647	(883)
Pension and postretirement benefits	676	581	1,352	1,144
Total other comprehensive income (loss) adjustments	9,636	603	12,999	261
Comprehensive income	$9,985	$100,013	$32,075	$179,324

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CAPITAL
(Unaudited)

(In thousands)	Capital Stock Class B - Putable		Retained Earnings			Accumulated Other Comprehensive	Total
	Shares	Par Value	Unrestricted	Restricted	Total	Loss	Capital
BALANCE, MARCH 31, 2020	47,394	$4,739,413	$690,615	$461,979	$1,152,594	$(16,736)	$5,875,271
Comprehensive income (loss)			79,528	19,882	99,410	603	100,013
Proceeds from sale of capital stock	313	31,339					31,339
Repurchase of capital stock	(9,500)	(950,000)					(950,000)
Net shares reclassified to mandatorily redeemable capital stock	(76)	(7,642)					(7,642)
Partial recovery of prior capital distribution to Financing Corporation			16,533		16,533		16,533
Cash dividends on capital stock			(21,592)		(21,592)		(21,592)
BALANCE, JUNE 30, 2020	38,131	$3,813,110	$765,084	$481,861	$1,246,945	$(16,133)	$5,043,922

BALANCE, MARCH 31, 2021	27,479	$2,747,938	$803,806	$505,066	$1,308,872	$(11,622)	$4,045,188
Comprehensive income (loss)			279	70	349	9,636	9,985
Proceeds from sale of capital stock	6,289	628,894					628,894
Repurchase of capital stock	(5,984)	(598,402)					(598,402)
Net shares reclassified to mandatorily redeemable capital stock	(600)	(60,000)					(60,000)
Cash dividends on capital stock			(12,695)		(12,695)		(12,695)
BALANCE, JUNE 30, 2021	27,184	$2,718,430	$791,390	$505,136	$1,296,526	$(1,986)	$4,012,970

(In thousands)	Capital Stock Class B - Putable		Retained Earnings			Accumulated Other Comprehensive	Total
	Shares	Par Value	Unrestricted	Restricted	Total	Loss	Capital
BALANCE, DECEMBER 31, 2019	33,664	$3,366,428	$648,374	$446,048	$1,094,422	$(16,394)	$4,444,456
Adjustment for cumulative effect of accounting change			366		366		366
Comprehensive income (loss)			143,250	35,813	179,063	261	179,324
Proceeds from sale of capital stock	21,042	2,104,201					2,104,201
Repurchase of capital stock	(11,000)	(1,100,000)					(1,100,000)
Net shares reclassified to mandatorily redeemable capital stock	(5,575)	(557,519)					(557,519)
Partial recovery of prior capital distribution to Financing Corporation			16,533		16,533		16,533
Cash dividends on capital stock			(43,439)		(43,439)		(43,439)
BALANCE, JUNE 30, 2020	38,131	$3,813,110	$765,084	$481,861	$1,246,945	$(16,133)	$5,043,922

BALANCE, DECEMBER 31, 2020	26,409	$2,640,863	$802,715	$501,321	$1,304,036	$(14,985)	$3,929,914
Comprehensive income (loss)			15,261	3,815	19,076	12,999	32,075
Proceeds from sale of capital stock	10,049	1,004,972					1,004,972
Repurchase of capital stock	(8,664)	(866,402)					(866,402)
Net shares reclassified to mandatorily redeemable capital stock	(610)	(61,003)					(61,003)
Cash dividends on capital stock			(26,586)		(26,586)		(26,586)
BALANCE, JUNE 30, 2021	27,184	$2,718,430	$791,390	$505,136	$1,296,526	$(1,986)	$4,012,970

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CASH FLOWS
(Unaudited)

(In thousands)	Six Months Ended June 30,
	2021	2020
OPERATING ACTIVITIES:
Net income	$19,076	$179,063
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	47,699	40,466
Net change in derivative and hedging activities	96,090	(224,019)
Net change in fair value adjustments on trading securities	154,249	(362,002)
Net change in fair value adjustments on financial instruments held under fair value option	(6,507)	25,089
Other adjustments, net	447	569
Net change in:
Accrued interest receivable	16,981	36,565
Other assets	4,868	3,172
Accrued interest payable	(19,376)	(40,551)
Other liabilities	(13,293)	20,018
Total adjustments	281,158	(500,693)
Net cash provided by (used in) operating activities	300,234	(321,630)

INVESTING ACTIVITIES:
Net change in:
Interest-bearing deposits	232,472	(590,355)
Securities purchased under agreements to resell	1,381,768	1,384,740
Federal funds sold	(1,935,000)	1,308,000
Premises, software, and equipment	(501)	(863)
Trading securities:
Proceeds from maturities	750,062	54
Proceeds from sale	256,346	—
Available-for-sale securities:
Proceeds from maturities	—	1,810,000
Purchases	(1,649,104)	(400,000)
Held-to-maturity securities:
Proceeds from maturities	1,582,303	1,659,909
Purchases	(616,065)	(34,234)
Advances:
Repaid	254,966,449	359,827,848
Originated	(253,337,180)	(360,969,150)
Mortgage loans held for portfolio:
Principal collected	2,205,296	1,667,502
Purchases	(432,636)	(2,161,320)
Net cash provided by (used in) investing activities	3,404,210	3,502,131

The accompanying notes are an integral part of these financial statements.

(continued from previous page)
FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CASH FLOWS
(Unaudited)

(In thousands)	Six Months Ended June 30,
	2021	2020
FINANCING ACTIVITIES:
Net change in deposits and pass-through reserves	$9,718	$281,252
Net proceeds (payments) on derivative contracts with financing elements	—	(689)
Net proceeds from issuance of Consolidated Obligations:
Discount Notes	99,552,017	180,208,634
Bonds	19,762,205	20,341,399
Payments for maturing and retiring Consolidated Obligations:
Discount Notes	(105,864,700)	(184,963,367)
Bonds	(20,058,000)	(19,462,565)
Proceeds from issuance of capital stock	1,004,972	2,104,201
Payments for repurchase of capital stock	(866,402)	(1,100,000)
Payments for repurchase/redemption of mandatorily redeemable capital stock	(66,738)	(560,138)
Cash dividends paid	(26,586)	(43,439)
Partial recovery of prior capital distribution to Financing Corporation	—	16,533
Net cash provided by (used in) financing activities	(6,553,514)	(3,178,179)
Net increase (decrease) in cash and due from banks	(2,849,070)	2,322
Cash and due from banks at beginning of the period	2,984,073	20,608
Cash and due from banks at end of the period	$135,003	$22,930
Supplemental Disclosures:
Interest paid	$214,794	$643,599
Affordable Housing Program payments, net	$11,190	$14,108

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

Note 1 - Basis of Presentation

The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of financial statements in accordance with GAAP requires management to make assumptions and estimates. These assumptions and estimates affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. Actual results could differ from these estimates. The interim financial statements presented are unaudited, but they include all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations, and cash flows for such periods. These financial statements do not include all disclosures associated with annual financial statements and accordingly should be read in conjunction with the audited financial statements and notes included in the FHLB's Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission (SEC). Results for the six months ended June 30, 2021 are not necessarily indicative of operating results for the full year.

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

Federal funds sold are unsecured loans that are generally transacted on an overnight term. Finance Agency regulations include a limit on the amount of unsecured credit the FHLB may extend to a counterparty. At June 30, 2021 and December 31, 2020, all investments in interest-bearing deposits and Federal funds sold were repaid or expected to be repaid according to the contractual terms. No allowance for credit losses was recorded for these assets at June 30, 2021 and December 31, 2020. Carrying values of interest-bearing deposits and Federal funds sold exclude accrued interest receivable of (in thousands) $50 and $12 as of June 30, 2021, and $72 and $10 as of December 31, 2020.

Securities purchased under agreements to resell are short-term and are structured such that they are evaluated regularly to determine if the market value of the underlying securities decreases below the market value required as collateral (i.e., subject to collateral maintenance provisions). If so, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash, generally by the next business day. Based upon the collateral held as security and collateral maintenance provisions with counterparties, the FHLB determined that no allowance for credit losses was needed for its securities purchased under agreements to resell at June 30, 2021 and December 31, 2020. The carrying value of securities purchased under agreements to resell excludes accrued interest receivable of (in thousands) $8 and $13 as of June 30, 2021 and December 31, 2020.

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

Trading Securities

Table 3.1 - Trading Securities by Major Security Types (in thousands)

Fair Value	June 30, 2021	December 31, 2020
Non-mortgage-backed securities (non-MBS):
U.S. Treasury obligations	$7,536,087	$8,362,211
GSE obligations	1,791,111	2,125,580
Total non-MBS	9,327,198	10,487,791
Mortgage-backed securities (MBS):
U.S. obligation single-family MBS	269	333
Total	$9,327,467	$10,488,124

Table 3.2 - Net Gains (Losses) on Trading Securities (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net unrealized gains (losses) on trading securities held at period end	$(8,603)	$(10,404)	$(143,842)	$362,002
Net gains (losses) on trading securities sold/matured during the period	(6,786)	—	(10,407)	—
Net gains (losses) on trading securities	$(15,389)	$(10,404)	$(154,249)	$362,002

Available-for-Sale Securities

Table 3.3 - Available-for-Sale Securities by Major Security Types (in thousands)

	June 30, 2021
	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-MBS:
U.S. Treasury obligations	$1,654,897	$8,783	$—	$1,663,680
GSE obligations	135,740	2,423	—	138,163
Total non-MBS	1,790,637	11,206	—	1,801,843
MBS:
GSE multi-family MBS	140,869	5,159	—	146,028
Total MBS	140,869	5,159	—	146,028
Total	$1,931,506	$16,365	$—	$1,947,871

	December 31, 2020
	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-MBS:
GSE obligations	$140,600	$1,802	$—	$142,402
Total non-MBS	140,600	1,802	—	142,402
MBS:
GSE multi-family MBS	146,269	2,916	—	149,185
Total MBS	146,269	2,916	—	149,185
Total	$286,869	$4,718	$—	$291,587
(1)Amortized cost of available-for-sale securities includes adjustments made to the cost basis of an investment for accretion, amortization, and/or fair value hedge accounting adjustments, and excludes accrued interest receivable of (in thousands) $5,390 and $1,242 at June 30, 2021 and December 31, 2020.

All securities outstanding at June 30, 2021 and December 31, 2020 had gross unrealized gains.

Table 3.4 - Available-for-Sale Securities by Contractual Maturity (in thousands)

	June 30, 2021		December 31, 2020
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-MBS:
Due in 1 year or less	$—	$—	$—	$—
Due after 1 year through 5 years	82,990	84,147	11,248	11,309
Due after 5 years through 10 years	1,695,070	1,704,598	116,096	117,507
Due after 10 years	12,577	13,098	13,256	13,586
Total non-MBS	1,790,637	1,801,843	140,600	142,402
MBS (1)	140,869	146,028	146,269	149,185
Total	$1,931,506	$1,947,871	$286,869	$291,587
(1)MBS are not presented by contractual maturity because their expected maturities will likely differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 3.5 - Interest Rate Payment Terms of Available-for-Sale Securities (in thousands)

	June 30, 2021	December 31, 2020
Amortized cost of non-MBS:
Fixed-rate	$1,790,637	$140,600
Total amortized cost of non-MBS	1,790,637	140,600
Amortized cost of MBS:
Fixed-rate	140,869	146,269
Total amortized cost of MBS	140,869	146,269
Total	$1,931,506	$286,869

The FHLB had no sales of securities out of its available-for-sale portfolio for the six months ended June 30, 2021 or 2020.

Held-to-Maturity Securities

Table 3.6 - Held-to-Maturity Securities by Major Security Types (in thousands)

	June 30, 2021
	Amortized Cost (1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
Non-MBS:
U.S. Treasury obligations	$40,499	$—	$—	$40,499
Total non-MBS	40,499	—	—	40,499
MBS:
U.S. obligation single-family MBS	1,092,017	27,780	(297)	1,119,500
GSE single-family MBS	2,317,442	80,500	—	2,397,942
GSE multi-family MBS	5,385,061	6,252	(1,938)	5,389,375
Total MBS	8,794,520	114,532	(2,235)	8,906,817
Total	$8,835,019	$114,532	$(2,235)	$8,947,316

	December 31, 2020
	Amortized Cost (1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
Non-MBS:
U.S. Treasury obligations	$41,398	$1	$—	$41,399
Total non-MBS	41,398	1	—	41,399
MBS:
U.S. obligation single-family MBS	986,399	41,218	—	1,027,617
GSE single-family MBS	3,013,326	105,657	(2)	3,118,981
GSE multi-family MBS	5,607,048	5,146	(8,055)	5,604,139
Total MBS	9,606,773	152,021	(8,057)	9,750,737
Total	$9,648,171	$152,022	$(8,057)	$9,792,136

(1)Carrying value equals amortized cost. Amortized cost of held-to-maturity securities includes adjustments made to the cost basis of an investment for accretion and amortization and excludes accrued interest receivable of (in thousands) $7,964 and $9,609 as of June 30, 2021 and December 31, 2020.

Table 3.7 - Net Purchased Premiums Included in the Amortized Cost of MBS Classified as Held-to-Maturity (in thousands)

	June 30, 2021	December 31, 2020
Premiums	$17,262	$18,299
Discounts	(6,262)	(7,269)
Net purchased premiums	$11,000	$11,030

Table 3.8 - Held-to-Maturity Securities by Contractual Maturity (in thousands)

	June 30, 2021		December 31, 2020
Year of Maturity	Amortized Cost (1)	Fair Value	Amortized Cost (1)	Fair Value
Non-MBS:
Due in 1 year or less	$40,499	$40,499	$41,398	$41,399
Due after 1 year through 5 years	—	—	—	—
Due after 5 years through 10 years	—	—	—	—
Due after 10 years	—	—	—	—
Total non-MBS	40,499	40,499	41,398	41,399
MBS (2)	8,794,520	8,906,817	9,606,773	9,750,737
Total	$8,835,019	$8,947,316	$9,648,171	$9,792,136
(1)Carrying value equals amortized cost.
(2)MBS are not presented by contractual maturity because their expected maturities will likely differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 3.9 - Interest Rate Payment Terms of Held-to-Maturity Securities (in thousands)

	June 30, 2021	December 31, 2020
Amortized cost of non-MBS:
Fixed-rate	$40,499	$41,398
Total amortized cost of non-MBS	40,499	41,398
Amortized cost of MBS:
Fixed-rate	3,158,930	3,677,199
Variable-rate	5,635,590	5,929,574
Total amortized cost of MBS	8,794,520	9,606,773
Total	$8,835,019	$9,648,171

From time to time the FHLB may sell securities out of its held-to-maturity portfolio. These securities, generally, have less than 15 percent of the acquired principal outstanding at the time of the sale. These sales are considered maturities for the purposes of security classification. For the six months ended June 30, 2021 and 2020, the FHLB did not sell any held-to-maturity securities.

Allowance for Credit Losses on Available-for-Sale and Held-to-Maturity Securities

The FHLB evaluates available-for-sale and held-to-maturity investment securities for credit losses on a quarterly basis. The FHLB’s available-for-sale and held-to-maturity securities are U.S. Treasury obligations, GSE obligations, and MBS issued by Fannie Mae, Freddie Mac and Ginnie Mae that are backed by single-family or multi-family mortgage loans. The FHLB only purchases securities considered investment quality. At June 30, 2021 and December 31, 2020, all available-for-sale and held-to-maturity securities were rated single-A, or above, by an NRSRO, based on the lowest long-term credit rating for each security used by the FHLB. The FHLB’s internal ratings of these securities may differ from those obtained from an NRSRO.

The FHLB evaluates individual available-for-sale securities for impairment by comparing the security’s fair value to its amortized cost. Impairment may exist when the fair value of the investment is less than its amortized cost (i.e., in an unrealized loss position). At June 30, 2021 and December 31, 2020, no available-for-sale securities were in an unrealized loss position. As a result, no allowance for credit losses was recorded on these available-for-sale securities at June 30, 2021 and December 31, 2020.

The FHLB evaluates its held-to-maturity securities for impairment on a collective, or pooled basis, unless an individual assessment is deemed necessary because the securities do not possess similar risk characteristics. As of June 30, 2021 and December 31, 2020, the FHLB had not established an allowance for credit loss on any held-to-maturity securities because the securities: (1) were all highly-rated and/or had short remaining terms to maturity, (2) had not experienced, nor did the FHLB expect, any payment default on the instruments, and (3) in the case of U.S., GSE, or other agency obligations, carry an implicit or explicit government guarantee such that the FHLB considered the risk of nonpayment to be zero.

Note 4 - Advances

The FHLB offers a wide range of fixed- and variable-rate Advance products with different maturities, interest rates, payment characteristics and optionality. The following table presents Advance redemptions by contractual maturity, including index-amortizing Advances, which are presented according to their predetermined amortization schedules.

Table 4.1 - Advances by Redemption Term (dollars in thousands)

	June 30, 2021		December 31, 2020
Redemption Term	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$11,594,813	0.51%	$12,064,753	0.75%
Due after 1 year through 2 years	1,507,005	1.70	1,986,446	1.88
Due after 2 years through 3 years	1,730,057	2.22	1,445,139	2.15
Due after 3 years through 4 years	1,510,405	1.54	1,809,523	1.97
Due after 4 years through 5 years	3,377,957	0.82	2,361,604	1.02
Thereafter	3,657,892	1.52	5,339,932	1.34
Total principal amount	23,378,129	0.98	25,007,397	1.16
Commitment fees	(160)		(170)
Discount on Affordable Housing Program (AHP) Advances	(1,689)		(2,053)
Discounts	(1,675)		(2,046)
Hedging adjustments	212,370		358,173
Fair value option valuation adjustments and accrued interest	(434)		702
Total (1)	$23,586,541		$25,362,003
(1)Carrying values exclude accrued interest receivable of (in thousands) $19,583 and $26,426 as of June 30, 2021 and December 31, 2020.

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

Table 4.2 - Advances by Redemption Term or Next Call Date (in thousands)

Redemption Term or Next Call Date	June 30, 2021	December 31, 2020
Due in 1 year or less	$14,907,547	$15,375,354
Due after 1 year through 2 years	1,222,522	1,716,058
Due after 2 years through 3 years	1,708,257	1,434,377
Due after 3 years through 4 years	1,503,954	1,785,672
Due after 4 years through 5 years	399,457	877,504
Thereafter	3,636,392	3,818,432
Total principal amount	$23,378,129	$25,007,397

The FHLB also offers putable Advances. With a putable Advance, the FHLB effectively purchases put options from the member that allows the FHLB to terminate the Advance at predetermined dates. The FHLB normally would exercise its put option when interest rates increase relative to contractual rates.

Table 4.3 - Advances by Redemption Term or Next Put Date for Putable Advances (in thousands)

Redemption Term or Next Put Date	June 30, 2021	December 31, 2020
Due in 1 year or less	$14,072,063	$14,407,003
Due after 1 year through 2 years	1,587,005	2,146,446
Due after 2 years through 3 years	1,675,057	1,485,139
Due after 3 years through 4 years	1,531,155	1,855,273
Due after 4 years through 5 years	3,377,957	2,346,604
Thereafter	1,134,892	2,766,932
Total principal amount	$23,378,129	$25,007,397

Table 4.4 - Advances by Interest Rate Payment Terms (in thousands)

	June 30, 2021	December 31, 2020
Total fixed-rate (1)	$17,772,835	$19,195,790
Total variable-rate (1)	5,605,294	5,811,607
Total principal amount	$23,378,129	$25,007,397
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

Using a risk-based approach, the FHLB considers the payment status, collateralization levels, and borrower's financial condition to be indicators of credit quality for its credit products. At June 30, 2021 and December 31, 2020, the FHLB did not have any Advances that were past due, in non-accrual status or considered impaired. In addition, there were no troubled debt restructurings related to Advances of the FHLB during the six months ended June 30, 2021 or 2020. At June 30, 2021 and December 31, 2020, the FHLB had rights to collateral on a member-by-member basis with an estimated value in excess of its outstanding extensions of credit.

Based upon the collateral held as security, its credit extension and collateral policies and the repayment history on Advances, the FHLB did not expect any credit losses on Advances as of June 30, 2021 and, therefore, no allowance for credit losses on Advances was recorded. For the same reasons, the FHLB did not record any allowance for credit losses on Advances at December 31, 2020.

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

June 30, 2021			December 31, 2020
	Principal	% of Total Principal Amount of Advances		Principal	% of Total Principal Amount of Advances
U.S. Bank, N.A.	$3,272	14%	U.S. Bank, N.A.	$4,273	17%
Third Federal Savings and Loan Association	3,141	13	Third Federal Savings and Loan Association	3,443	14
Nationwide Life Insurance Company	2,607	11	Nationwide Life Insurance Company	2,062	8
Protective Life Insurance Company	2,225	10	Protective Life Insurance Company	1,955	8
Western-Southern Life Assurance Co.	1,504	6	Western-Southern Life Assurance Co.	1,344	5
Total	$12,749	54%	Total	$13,077	52%

Note 5 - Mortgage Loans

Total mortgage loans held for portfolio represent residential mortgage loans under the Mortgage Purchase Program (MPP) that the FHLB's members originate, credit enhance, and then sell to the FHLB. The FHLB does not service any of these loans. The FHLB plans to retain its existing portfolio of mortgage loans.

Table 5.1 - Mortgage Loans Held for Portfolio (in thousands)

	June 30, 2021	December 31, 2020
Fixed rate medium-term single-family mortgage loans (1)	$687,922	$731,756
Fixed rate long-term single-family mortgage loans	6,843,302	8,584,239
Total unpaid principal balance	7,531,224	9,315,995
Premiums	169,493	208,281
Discounts	(1,328)	(1,636)
Hedging basis adjustments (2)	17,700	26,114
Total mortgage loans held for portfolio (3)	7,717,089	9,548,754
Allowance for credit losses on mortgage loans	(248)	(248)
Mortgage loans held for portfolio, net	$7,716,841	$9,548,506
(1)Medium-term is defined as a term of 15 years or less.
(2)Represents the unamortized balance of the mortgage purchase commitments' market values at the time of settlement. The market value of the commitment is included in the basis of the mortgage loan and amortized accordingly.
(3)Excludes accrued interest receivable of (in thousands) $24,129 and $30,109 at June 30, 2021 and December 31, 2020.

Table 5.2 - Mortgage Loans Held for Portfolio by Collateral/Guarantee Type (in thousands)

	June 30, 2021	December 31, 2020
Conventional mortgage loans	$7,371,386	$9,133,942
Federal Housing Administration (FHA) mortgage loans	159,838	182,053
Total unpaid principal balance	$7,531,224	$9,315,995

Table 5.3 - Members, Including Any Known Affiliates that are Members of the FHLB, and Former Members Selling Five Percent or more of Total Unpaid Principal (dollars in millions)

	June 30, 2021			December 31, 2020
	Principal	% of Total		Principal	% of Total
Union Savings Bank	$1,998	27%	Union Savings Bank	$2,826	30%
Guardian Savings Bank FSB	567	8	Guardian Savings Bank FSB	796	9

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

Table 5.4 - Changes in the LRA (in thousands)

Six Months Ended
June 30, 2021
LRA at beginning of year	$246,435
Additions	5,327
Claims	(3)
Scheduled distributions	(4,569)
LRA at end of period	$247,190

Mortgage Loans Forbearance Plans. In response to the COVID-19 pandemic, which has caused economic strain on many home loan borrowers, the FHLB’s mortgage loan servicers may grant a forbearance period to borrowers who have had COVID-19 related hardships regardless of the payment status of the loan at the time of the request. Based on the most recent information received from mortgage servicers, as of June 30, 2021, there was approximately (in thousands) $44,378 in unpaid principal balance of conventional mortgage loans under a forbearance plan as a result of COVID-19, which represented one percent of conventional mortgage loans held for portfolio.

Payment Status of Mortgage Loans. The key credit quality indicator for conventional mortgage loans is payment status, which allows the FHLB to monitor the migration of past due loans. Past due loans are those where the borrower has failed to make a full payment of principal and interest within one month of its due date. Although certain loans have been granted a forbearance period as noted above, there has been no change in the terms of the loan. Accordingly, when a borrower fails to make timely payments of principal and/or interest for loans under forbearance, they are considered past due. Table 5.5 presents the payment status of conventional mortgage loans. As of June 30, 2021, (in thousands) $6,139 in unpaid principal balance of conventional loans under forbearance had a current payment status, (in thousands) $3,649 was 30 to 59 days past due, (in thousands) $4,758 was 60 to 89 days past due, and (in thousands) $29,832 was greater than 90 days past due.

Table 5.5 - Credit Quality Indicator of Conventional Mortgage Loans (in thousands)

	June 30, 2021
	Origination Year
Payment status, at amortized cost:	Prior to 2017	2017 to June 30, 2021	Total
Past due 30-59 days	$17,455	$9,987	$27,442
Past due 60-89 days	5,836	4,059	9,895
Past due 90 days or more	20,074	23,004	43,078
Total past due mortgage loans	43,365	37,050	80,415
Current mortgage loans	3,136,125	4,339,425	7,475,550
Total conventional mortgage loans	$3,179,490	$4,376,475	$7,555,965

	December 31, 2020
	Origination Year
Payment status, at amortized cost:	Prior to 2016	2016 to 2020	Total
Past due 30-59 days	$16,812	$19,036	$35,848
Past due 60-89 days	7,245	7,553	14,798
Past due 90 days or more	24,651	39,921	64,572
Total past due mortgage loans	48,708	66,510	115,218
Current mortgage loans	2,555,139	6,694,837	9,249,976
Total conventional mortgage loans	$2,603,847	$6,761,347	$9,365,194

Other delinquency statistics include loans in process of foreclosure, serious delinquency rates, loans past due 90 days or more and still accruing interest, and non-accrual loans. Table 5.6 presents other delinquency statistics of mortgage loans.

Table 5.6 - Other Delinquency Statistics (dollars in thousands)

	June 30, 2021
Amortized Cost:	Conventional MPP Loans	FHA Loans	Total
In process of foreclosure (1)	$4,393	$406	$4,799
Serious delinquency rate (2)	0.57%	2.44%	0.61%
Past due 90 days or more still accruing interest (3)	$37,820	$3,930	$41,750
Loans on non-accrual status	$6,316	$—	$6,316

	December 31, 2020
Amortized Cost:	Conventional MPP Loans	FHA Loans	Total
In process of foreclosure (1)	$5,031	$617	$5,648
Serious delinquency rate (2)	0.69%	3.28%	0.74%
Past due 90 days or more still accruing interest (3)	$58,881	$5,961	$64,842
Loans on non-accrual status	$6,721	$—	$6,721
(1)Includes loans where the decision of foreclosure or a similar alternative such as pursuit of deed-in-lieu has been reported. During the six months ended June 30, 2021 and year ended December 31, 2020, there were foreclosure moratoriums enacted in response to the COVID-19 pandemic.
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

The FHLB did not have any real estate owned at June 30, 2021 or December 31, 2020.

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

Table 5.7 - Allowance for Credit Losses on Conventional Mortgage Loans (in thousands)

	Three Months Ended June 30,
	2021	2020
Balance, beginning of period	$248	$297
Net charge offs	—	(33)
Balance, end of period	$248	$264

	Six Months Ended June 30,
	2021	2020
Balance, beginning of period	$248	$711
Adjustment for cumulative effect of accounting change	—	(366)
Net charge offs	—	(81)
Balance, end of period	$248	$264

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

Table 6.1 - Fair Value of Derivative Instruments (in thousands)

	June 30, 2021
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as fair value hedging instruments:
Interest rate swaps	$10,307,599	$53	$111,378
Derivatives not designated as hedging instruments:
Interest rate swaps	14,041,364	1,213	2,440
Interest rate swaptions	1,436,000	1,127	—
Mortgage delivery commitments	513,208	2,200	6
Total derivatives not designated as hedging instruments	15,990,572	4,540	2,446
Total derivatives before adjustments	$26,298,171	4,593	113,824
Netting adjustments and cash collateral (1)		211,623	(111,435)
Total derivative assets and total derivative liabilities		$216,216	$2,389

	December 31, 2020
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as fair value hedging instruments:
Interest rate swaps	$10,477,703	$272	$163,174
Derivatives not designated as hedging instruments:
Interest rate swaps	13,267,539	691	2,563
Interest rate swaptions	2,175,000	713	—
Mortgage delivery commitments	137,352	1,056	—
Total derivatives not designated as hedging instruments	15,579,891	2,460	2,563
Total derivatives before adjustments	$26,057,594	2,732	165,737
Netting adjustments and cash collateral (1)		213,156	(161,924)
Total derivative assets and total derivative liabilities		$215,888	$3,813

(1)Amounts represent the application of the netting requirements that allow the FHLB to settle positive and negative positions, and also cash collateral, including accrued interest, held or placed by the FHLB with the same clearing agent and/or counterparty. Cash collateral posted, including accrued interest, was (in thousands) $323,868 and $375,390 at June 30, 2021 and December 31, 2020. Cash collateral received, including accrued interest, was (in thousands) $810 and $310 at June 30, 2021 and December 31, 2020.

Table 6.2 presents the impact of qualifying fair value hedging relationships on net interest income as well as the total interest income (expense) by product.

Table 6.2 - Impact of Fair Value Hedging Relationships on Net Interest Income (in thousands)

	Three Months Ended June 30, 2021
	Advances	Available-for-Sale Securities	Consolidated Bonds
Total interest income (expense) recorded in the Statements of Income	$31,371	$344	$(86,589)
Impact of Fair Value Hedging Relationships
Interest rate swaps:
Net interest settlements	$(27,851)	$(2,829)	$269
Gain (loss) on derivatives	(2,194)	(11,891)	(451)
Gain (loss) on hedged items	(993)	11,295	445
Effect on net interest income	$(31,038)	$(3,425)	$263

	Three Months Ended June 30, 2020
	Advances	Available-for-Sale Securities	Consolidated Bonds
Total interest income (expense) recorded in the Statements of Income	$158,437	$619	$(129,808)
Impact of Fair Value Hedging Relationships
Interest rate swaps:
Net interest settlements	$(19,243)	$(524)	$429
Gain (loss) on derivatives	(7,608)	(1,019)	17
Gain (loss) on hedged items	9,736	1,218	103
Effect on net interest income	$(17,115)	$(325)	$549

	Six Months Ended June 30, 2021
	Advances	Available-for-sale Securities	Consolidated Bonds
Total interest income (expense) recorded in the Statements of Income	$72,531	$1,679	$(182,775)
Impact of Fair Value Hedging Relationships
Interest rate swaps:
Net interest settlements	$(60,695)	$(3,708)	$520
Gain (loss) on derivatives	146,420	4,716	(826)
Gain (loss) on hedged items	(145,802)	(4,479)	815
Effect on net interest income	$(60,077)	$(3,471)	$509

	Six Months Ended June 30, 2020
	Advances	Available-for-Sale Securities	Consolidated Bonds
Total interest income (expense) recorded in the Statements of Income	$330,604	$4,015	$(315,795)
Impact of Fair Value Hedging Relationships
Interest rate swaps:
Net interest settlements	$(20,957)	$(798)	$813
Gain (loss) on derivatives	(411,919)	(12,202)	2,540
Gain (loss) on hedged items	400,200	12,013	(2,443)
Effect on net interest income	$(32,676)	$(987)	$910

Table 6.3 presents the cumulative basis adjustments on hedged items designated as fair value hedges and the related amortized cost of the hedged items.

Table 6.3 - Cumulative Basis Adjustments for Fair Value Hedges (in thousands)

	June 30, 2021
	Advances	Available-for-Sale Securities	Consolidated Bonds
Amortized cost of hedged asset or liability (1)	$8,342,700	$1,931,506	$295,869
Fair value hedging adjustments
Basis adjustments for active hedging relationships included in amortized cost	$211,082	$7,291	$1,270
Basis adjustments for discontinued hedging relationships included in amortized cost	1,288	370	—
Total amount of fair value hedging basis adjustments	$212,370	$7,661	$1,270

	December 31, 2020
	Advances	Available-for-Sale Securities	Consolidated Bonds
Amortized cost of hedged asset or liability (1)	$10,483,218	$286,869	$132,852
Fair value hedging adjustments
Basis adjustments for active hedging relationships included in amortized cost	$356,624	$11,751	$2,086
Basis adjustments for discontinued hedging relationships included in amortized cost	1,549	389	—
Total amount of fair value hedging basis adjustments	$358,173	$12,140	$2,086
(1)     Includes only the portion of amortized cost representing the hedged items in fair value hedging relationships.

Table 6.4 presents net gains (losses) recorded in non-interest income (loss) on derivatives not designated as hedging instruments.

Table 6.4 - Net Gains (Losses) Recorded in Non-interest Income (Loss) on Derivatives Not Designated as Hedging Instruments (in thousands)

	Three Months Ended June 30,
	2021	2020
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	$8,066	$769
Interest rate swaptions	(3,375)	(1,561)
Forward rate agreements	—	(6,051)
Net interest settlements	(44,587)	(26,715)
Mortgage delivery commitments	3,804	(500)
Total net gains (losses) related to derivatives not designated as hedging instruments	(36,092)	(34,058)
Price alignment amount (1)	13	86
Net gains (losses) on derivatives and hedging activities	$(36,079)	$(33,972)

	Six Months Ended June 30,
	2021	2020
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	$148,846	$(366,232)
Interest rate swaptions	414	90,516
Forward rate agreements	—	(31,935)
Net interest settlements	(88,795)	(37,997)
Mortgage delivery commitments	540	16,594
Total net gains (losses) related to derivatives not designated as hedging instruments	61,005	(329,054)
Price alignment amount (1)	60	1,116
Net gains (losses) on derivatives and hedging activities	$61,065	$(327,938)
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

For cleared derivatives, the Clearinghouse determines initial margin requirements and generally credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including, but not limited to, credit rating downgrades. At June 30, 2021, the FHLB was not required to post additional initial margin by its clearing agents based on credit considerations.

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

Table 6.5 presents separately the fair value of derivative instruments meeting or not meeting netting requirements, including the related collateral. At June 30, 2021 and December 31, 2020, the FHLB did not receive or pledge any non-cash collateral. Any over-collateralization under an individual clearing agent and/or counterparty level is not included in the determination of the net unsecured amount.

Table 6.5 - Offsetting of Derivative Assets and Derivative Liabilities (in thousands)

	June 30, 2021
	Derivative Instruments Meeting Netting Requirements
	Gross Recognized Amount	Gross Amount of Netting Adjustments and Cash Collateral	Derivative Instruments Not Meeting Netting Requirements (1)	Total Derivative Assets and Total Derivative Liabilities
Derivative Assets:
Uncleared	$2,244	$(2,211)	$2,200	$2,233
Cleared	149	213,834	—	213,983
Total				$216,216
Derivative Liabilities:
Uncleared	$108,121	$(105,738)	$6	$2,389
Cleared	5,697	(5,697)	—	—
Total				$2,389

	December 31, 2020
	Derivative Instruments Meeting Netting Requirements
	Gross Recognized Amount	Gross Amount of Netting Adjustments and Cash Collateral	Derivative Instruments Not Meeting Netting Requirements (1)	Total Derivative Assets and Total Derivative Liabilities
Derivative Assets:
Uncleared	$1,047	$(1,047)	$1,056	$1,056
Cleared	629	214,203	—	214,832
Total				$215,888
Derivative Liabilities:
Uncleared	$161,633	$(157,820)	$—	$3,813
Cleared	4,104	(4,104)	—	—
Total				$3,813
(1)    Represents mortgage delivery commitments that are not subject to an enforceable netting agreement.

Note 7 - Deposits

Table 7.1 - Deposits (in thousands)

	June 30, 2021	December 31, 2020
Interest-bearing:
Demand and overnight	$1,236,705	$1,190,508
Term	85,150	123,675
Other	14,565	13,019
Total interest-bearing deposits	$1,336,420	$1,327,202

Note 8 - Consolidated Obligations

Table 8.1 - Consolidated Discount Notes Outstanding (dollars in thousands)

	Book Value	Principal Amount	Weighted Average Interest Rate (1)
June 30, 2021	$21,180,119	$21,180,728	0.02%
December 31, 2020	$27,500,244	$27,502,730	0.11%
(1)Represents an implied rate without consideration of concessions.

Table 8.2 - Consolidated Bonds Outstanding by Original Contractual Maturity (dollars in thousands)

	June 30, 2021		December 31, 2020
Year of Original Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$19,735,345	0.51%	$18,676,595	0.72%
Due after 1 year through 2 years	2,506,080	2.22	2,728,885	2.38
Due after 2 years through 3 years	2,880,580	2.05	3,388,120	2.09
Due after 3 years through 4 years	1,886,000	2.04	1,793,405	2.21
Due after 4 years through 5 years	1,532,000	1.58	1,910,000	1.45
Thereafter	3,116,000	2.26	3,454,000	2.39
Total principal amount	31,656,005	1.10	31,951,005	1.32
Premiums	34,886		43,235
Discounts	(18,732)		(21,403)
Hedging adjustments	1,270		2,086
Fair value option valuation adjustment and accrued interest	4,683		21,388
Total	$31,678,112		$31,996,311

Table 8.3 - Consolidated Bonds Outstanding by Call Features (in thousands)

	June 30, 2021	December 31, 2020
Principal Amount of Consolidated Bonds:
Non-callable	$27,395,005	$26,539,005
Callable	4,261,000	5,412,000
Total principal amount	$31,656,005	$31,951,005

Table 8.4 - Consolidated Bonds Outstanding by Original Contractual Maturity or Next Call Date (in thousands)

Year of Original Contractual Maturity or Next Call Date	June 30, 2021	December 31, 2020
Due in 1 year or less	$23,996,345	$22,968,595
Due after 1 year through 2 years	2,481,080	2,823,885
Due after 2 years through 3 years	1,875,580	2,452,120
Due after 3 years through 4 years	1,209,000	1,253,405
Due after 4 years through 5 years	556,000	728,000
Thereafter	1,538,000	1,725,000
Total principal amount	$31,656,005	$31,951,005

Table 8.5 - Consolidated Bonds by Interest-rate Payment Type (in thousands)

	June 30, 2021	December 31, 2020
Principal Amount of Consolidated Bonds:
Fixed-rate	$23,656,005	$21,312,005
Variable-rate	8,000,000	10,639,000
Total principal amount	$31,656,005	$31,951,005

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

Table 9.1 - Analysis of AHP Liability (in thousands)

Balance at December 31, 2020	$110,772
Assessments (current year additions)	2,142
Subsidy uses, net	(11,190)
Balance at June 30, 2021	$101,724

Note 10 - Capital

Table 10.1 - Capital Requirements (dollars in thousands)

	June 30, 2021		December 31, 2020
	Minimum Requirement	Actual	Minimum Requirement	Actual
Risk-based capital	$658,569	$4,028,675	$539,321	$3,964,353
Capital-to-assets ratio (regulatory)	4.00%	6.84%	4.00%	6.07%
Regulatory capital	$2,354,885	$4,028,675	$2,611,850	$3,964,353
Leverage capital-to-assets ratio (regulatory)	5.00%	10.26%	5.00%	9.11%
Leverage capital	$2,943,606	$6,043,013	$3,264,812	$5,946,530

Restricted Retained Earnings. At June 30, 2021 and December 31, 2020 the FHLB had (in thousands) $505,136 and $501,321 in restricted retained earnings. These restricted retained earnings are not available to pay dividends but are available to absorb unexpected losses, if any, that an FHLBank may experience.

Table 10.2 - Mandatorily Redeemable Capital Stock Rollforward (in thousands)

Balance, December 31, 2020	$19,454
Capital stock subject to mandatory redemption reclassified from equity	61,003
Repurchase/redemption of mandatorily redeemable capital stock	(66,738)
Balance, June 30, 2021	$13,719

Table 10.3 - Mandatorily Redeemable Capital Stock by Contractual Year of Redemption (in thousands)

Contractual Year of Redemption	June 30, 2021	December 31, 2020
Year 1	$1,243	$156
Year 2	803	1,124
Year 3	894	2,167
Year 4	255	391
Year 5	1,667	3,142
Thereafter (1)	—	650
Past contractual redemption date due to remaining activity (2)	8,857	11,824
Total	$13,719	$19,454
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

Note 11 - Accumulated Other Comprehensive Income (Loss)

The following tables summarize the changes in accumulated other comprehensive income (loss) for the three and six months ended June 30, 2021 and 2020.

Table 11.1 - Accumulated Other Comprehensive Income (Loss) (in thousands)

	Net unrealized gains (losses) on available-for-sale securities	Pension and postretirement benefits	Total accumulated other comprehensive income (loss)
BALANCE, MARCH 31, 2020	$(535)	$(16,201)	$(16,736)
Other comprehensive income before reclassification:
Net unrealized gains (losses)	22	—	22
Reclassifications from other comprehensive income (loss) to net income:
Amortization - pension and postretirement benefits	—	581	581
Net current period other comprehensive income (loss)	22	581	603
BALANCE, JUNE 30, 2020	$(513)	$(15,620)	$(16,133)

BALANCE, MARCH 31, 2021	$7,405	$(19,027)	$(11,622)
Other comprehensive income before reclassification:
Net unrealized gains (losses)	8,960	—	8,960
Reclassifications from other comprehensive income (loss) to net income:
Amortization - pension and postretirement benefits	—	676	676
Net current period other comprehensive income (loss)	8,960	676	9,636
BALANCE, JUNE 30, 2021	$16,365	$(18,351)	$(1,986)

	Net unrealized gains (losses) on available-for-sale securities	Pension and postretirement benefits	Total accumulated other comprehensive income (loss)
BALANCE, DECEMBER 31, 2019	$370	$(16,764)	$(16,394)
Other comprehensive income before reclassification:
Net unrealized gains (losses)	(883)	—	(883)
Reclassifications from other comprehensive income (loss) to net income:
Amortization - pension and postretirement benefits	—	1,144	1,144
Net current period other comprehensive income (loss)	(883)	1,144	261
BALANCE, JUNE 30, 2020	$(513)	$(15,620)	$(16,133)

BALANCE, DECEMBER 31, 2020	$4,718	$(19,703)	$(14,985)
Other comprehensive income before reclassification:
Net unrealized gains (losses)	11,647	—	11,647
Reclassifications from other comprehensive income (loss) to net income:
Amortization - pension and postretirement benefits	—	1,352	1,352
Net current period other comprehensive income (loss)	11,647	1,352	12,999
BALANCE, JUNE 30, 2021	$16,365	$(18,351)	$(1,986)

Note 12 - Pension and Postretirement Benefit Plans

Qualified Defined Benefit Multi-employer Plan. The FHLB participates in the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra Defined Benefit Plan), a tax-qualified defined benefit pension plan. Under the Pentegra Defined Benefit Plan, contributions made by one participating employer may be used to provide benefits to employees of other participating employers because assets contributed by an employer are not segregated in a separate account or restricted to provide benefits only to employees of that employer. Also, in the event a participating employer is unable to meet its contribution requirements, the required contributions for the other participating employers could increase proportionately. The Pentegra Defined Benefit Plan covers all officers and employees of the FHLB who meet certain eligibility requirements. Contributions to the Pentegra Defined Benefit Plan charged to compensation and benefit expense were $1,697,000 and $1,518,000 in the three months ended June 30, 2021 and 2020, respectively, and $3,393,000 and $3,036,000 in the six months ended June 30, 2021 and 2020.

Qualified Defined Contribution Plan. The FHLB also participates in the Fidelity Defined Contribution Plan, a tax-qualified, defined contribution plan. The FHLB contributes a percentage of the participants' compensation by making a matching contribution equal to a percentage of voluntary employee contributions, subject to certain IRS limitations. The FHLB contributed $339,000 and $324,000 in the three months ended June 30, 2021 and 2020, respectively, and $942,000 and $862,000 in the six months ended June 30, 2021 and 2020.

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

Table 12.1 - Net Periodic Benefit Cost (in thousands)

	Three Months Ended June 30,
	Defined Benefit Retirement Plan		Postretirement Benefits Plan
	2021	2020	2021	2020
Net Periodic Benefit Cost
Service cost	$326	$290	$2	$2
Interest cost	274	331	29	35
Amortization of net loss	663	581	13	—
Net periodic benefit cost	$1,263	$1,202	$44	$37

	Six Months Ended June 30,
	Defined Benefit Retirement Plan		Postretirement Benefits Plan
	2021	2020	2021	2020
Net Periodic Benefit Cost
Service cost	$652	$565	$4	$4
Interest cost	548	662	58	71
Amortization of net loss	1,326	1,144	26	—
Net periodic benefit cost	$2,526	$2,371	$88	$75

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

Table 13.1 - Financial Performance by Operating Segment (in thousands)

	Three Months Ended June 30,
	Traditional Member Finance	MPP	Total
2021
Net interest income (loss)	$80,863	$(14,712)	$66,151
Non-interest income (loss)	(43,205)	1,365	(41,840)
Non-interest expense	21,342	2,569	23,911
Income (loss) before assessments	16,316	(15,916)	400
Affordable Housing Program assessments	1,643	(1,592)	51
Net income (loss)	$14,673	$(14,324)	$349
2020
Net interest income	$139,314	$10,281	$149,595
Non-interest income (loss)	(7,378)	(7,647)	(15,025)
Non-interest expense	21,354	2,664	24,018
Income (loss) before assessments	110,582	(30)	110,552
Affordable Housing Program assessments	11,145	(3)	11,142
Net income (loss)	$99,437	$(27)	$99,410

	Six Months Ended June 30,
	Traditional Member Finance	MPP	Total
2021
Net interest income (loss)	$168,245	$(26,188)	$142,057
Non-interest income (loss)	(74,231)	826	(73,405)
Non-interest expense	42,066	5,368	47,434
Income (loss) before assessments	51,948	(30,730)	21,218
Affordable Housing Program assessments	5,215	(3,073)	2,142
Net income (loss)	$46,733	$(27,657)	$19,076
2020
Net interest income	$203,963	$27,747	$231,710
Non-interest income (loss)	(30,958)	46,622	15,664
Non-interest expense	42,461	5,837	48,298
Income before assessments	130,544	68,532	199,076
Affordable Housing Program assessments	13,160	6,853	20,013
Net income	$117,384	$61,679	$179,063

Table 13.2 - Asset Balances by Operating Segment (in thousands)

	Assets
	Traditional Member Finance	MPP	Total
June 30, 2021	$47,713,254	$11,158,865	$58,872,119
December 31, 2020	53,356,209	11,940,030	65,296,239

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

The FHLB reviews the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain financial assets or liabilities. The FHLB did not have any transfers of assets or liabilities into or out of Level 3 of the fair value hierarchy during the six months ended June 30, 2021 or 2020.

Table 14.1 presents the net carrying value, fair value, and fair value hierarchy of financial assets and liabilities of the FHLB. The FHLB records trading securities, available-for-sale securities, derivative assets, derivative liabilities, certain Advances and certain Consolidated Obligations at fair value on a recurring basis, and on occasion, certain mortgage loans held for portfolio on a nonrecurring basis. The FHLB records all other financial assets and liabilities at amortized cost. Refer to Table 14.2 for further details about the financial assets and liabilities held at fair value on either a recurring or nonrecurring basis.

Table 14.1 - Fair Value Summary (in thousands)

	June 30, 2021
		Fair Value
Financial Instruments	Net Carrying Value	Total	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral (1)
Assets:
Cash and due from banks	$135,003	$135,003	$135,003	$—	$—	$—
Interest-bearing deposits	374,147	374,147	—	374,147	—	—
Securities purchased under agreements to resell	436,500	436,500	—	436,500	—	—
Federal funds sold	6,175,000	6,175,000	—	6,175,000	—	—
Trading securities	9,327,467	9,327,467	—	9,327,467	—	—
Available-for-sale securities	1,947,871	1,947,871	—	1,947,871	—	—
Held-to-maturity securities	8,835,019	8,947,316	—	8,947,316	—	—
Advances (2)	23,586,541	23,785,148	—	23,785,148	—	—
Mortgage loans held for portfolio	7,716,841	7,959,301	—	7,916,827	42,474	—
Accrued interest receivable	96,727	96,727	—	96,727	—	—
Derivative assets	216,216	216,216	—	4,593	—	211,623
Liabilities:
Deposits	1,336,420	1,336,365	—	1,336,365	—	—
Consolidated Obligations:
Discount Notes (3)	21,180,119	21,179,813	—	21,179,813	—	—
Bonds (4)	31,678,112	32,212,241	—	32,212,241	—	—
Mandatorily redeemable capital stock	13,719	13,719	13,719	—	—	—
Accrued interest payable	67,258	67,258	—	67,258	—	—
Derivative liabilities	2,389	2,389	—	113,824	—	(111,435)
(1)Amounts represent the application of the netting requirements that allow the FHLB to settle positive and negative positions and also cash collateral and related accrued interest held or placed by the FHLB with the same counterparty.
(2)Includes (in thousands) $26,066 of Advances recorded under the fair value option at June 30, 2021.
(3)Includes (in thousands) $2,866,877 of Consolidated Obligation Discount Notes recorded under the fair value option at June 30, 2021.
(4)Includes (in thousands) $2,295,683 of Consolidated Obligation Bonds recorded under the fair value option at June 30, 2021.

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

Summary of Valuation Methodologies and Primary Inputs.

The valuation methodologies and primary inputs used to develop the measurement of fair value for assets and liabilities that are measured at fair value on a recurring or nonrecurring basis in the Statement of Condition are disclosed in Note 15 - Fair Value Disclosures in the FHLB's 2020 Annual Report on Form 10-K. There have been no significant changes in the valuation methodologies during 2021.

Fair Value Measurements.

Table 14.2 presents the fair value of financial assets and liabilities that are recorded on a recurring or nonrecurring basis at June 30, 2021 and December 31, 2020, by level within the fair value hierarchy. The FHLB records nonrecurring fair value adjustments to reflect partial write-downs on certain mortgage loans.

Table 14.2 - Fair Value Measurements (in thousands)

	Fair Value Measurements at June 30, 2021
	Total	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral (1)
Recurring fair value measurements - Assets
Trading securities:
U.S. Treasury obligations	$7,536,087	$—	$7,536,087	$—	$—
GSE obligations	1,791,111	—	1,791,111	—	—
U.S. obligation single-family MBS	269	—	269	—	—
Total trading securities	9,327,467	—	9,327,467	—	—
Available-for-sale securities:
U.S. Treasury obligations	1,663,680	—	1,663,680	—	—
GSE obligations	138,163	—	138,163	—	—
GSE multi-family MBS	146,028	—	146,028	—	—
Total available-for-sale securities	1,947,871	—	1,947,871	—	—
Advances	26,066	—	26,066	—	—
Derivative assets:
Interest rate related	214,016	—	2,393	—	211,623
Mortgage delivery commitments	2,200	—	2,200	—	—
Total derivative assets	216,216	—	4,593	—	211,623
Total assets at fair value	$11,517,620	$—	$11,305,997	$—	$211,623

Recurring fair value measurements - Liabilities
Consolidated Obligations:
Discount Notes	$2,866,877	$—	$2,866,877	$—	$—
Bonds	2,295,683	—	2,295,683	—	—
Total Consolidated Obligations	5,162,560	—	5,162,560	—	—
Derivative liabilities:
Interest rate related	2,383	—	113,818	—	(111,435)
Mortgage delivery commitments	6	—	6	—	—
Total derivative liabilities	2,389	—	113,824	—	(111,435)
Total liabilities at fair value	$5,164,949	$—	$5,276,384	$—	$(111,435)
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

Table 14.3 presents net gains (losses) recognized in earnings related to financial assets and liabilities in which the fair value option was elected during the three and six months ended June 30, 2021 and 2020.

Table 14.3 – Fair Value Option - Financial Assets and Liabilities (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
Net Gains (Losses) from Changes in Fair Value Recognized in Earnings	2021	2020	2021	2020
Advances	$165	$31	$(1,135)	$178
Consolidated Discount Notes	55	13,864	50	(162)
Consolidated Bonds	2,382	11,846	7,592	(25,105)
Total net gains (losses)	$2,602	$25,741	$6,507	$(25,089)

For instruments recorded under the fair value option, the related contractual interest income, contractual interest expense and the discount amortization on Discount Notes are recorded as part of net interest income on the Statements of Income. The remaining changes in fair value for instruments in which the fair value option has been elected are recorded as “Net gains (losses) on financial instruments held under fair value option” in the Statements of Income, except for changes in fair value related to instrument specific credit risk, which are recorded in accumulated other comprehensive income in the Statement of Condition. The FHLB has determined that none of the remaining changes in fair value were related to instrument-specific credit risk for the six months ended June 30, 2021 or 2020. In determining that there has been no change in instrument-specific credit risk period to period, the FHLB primarily considered the following factors:

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

Table 14.4 – Aggregate Unpaid Balance and Aggregate Fair Value (in thousands)

	June 30, 2021			December 31, 2020
	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Aggregate Fair Value Over/(Under) Aggregate Unpaid Principal Balance	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Aggregate Fair Value Over/(Under) Aggregate Unpaid Principal Balance
Advances	$26,500	$26,066	$(434)	$26,500	$27,202	$702
Consolidated Discount Notes	2,867,100	2,866,877	(223)	—	—	—
Consolidated Bonds	2,291,000	2,295,683	4,683	2,241,000	2,262,388	21,388

Note 15 - Commitments and Contingencies

Off-Balance Sheet Commitments. Table 15.1 represents off-balance sheet commitments at June 30, 2021 and December 31, 2020. The FHLB has deemed it unnecessary to record any liabilities for credit losses on these commitments at June 30, 2021 and December 31, 2020.

Table 15.1 - Off-Balance Sheet Commitments (in thousands)

	June 30, 2021			December 31, 2020
Notional Amount	Expire within one year	Expire after one year	Total	Expire within one year	Expire after one year	Total
Standby Letters of Credit	$33,932,607	$1,233,417	$35,166,024	$27,741,220	$1,071,029	$28,812,249
Commitments for standby bond purchases	15,905	14,600	30,505	—	35,030	35,030
Commitments to fund additional Advances	63	—	63	—	—	—
Commitments to purchase mortgage loans	513,208	—	513,208	137,352	—	137,352
Unsettled Consolidated Bonds, principal amount (1)	500,000	—	500,000	—	—	—
Unsettled Consolidated Discount Notes, principal amount (1)	100,000	—	100,000	321,551	—	321,551
(1)Expiration is based on settlement period rather than underlying contractual maturity of Consolidated Obligations.

The carrying value of guarantees related to Standby Letters of Credit are recorded in other liabilities and were (in thousands) $7,396 and $8,675 at June 30, 2021 and December 31, 2020.

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

Note 16 - Transactions with Other FHLBanks

The FHLB notes all transactions with other FHLBanks on the face of its financial statements. Occasionally, the FHLB loans short-term funds to and borrows short-term funds from other FHLBanks. These loans and borrowings are transacted at then current market rates when traded. There were no such loans or borrowings outstanding at June 30, 2021 or December 31, 2020. The following table details the average daily balance of lending and borrowing between the FHLB and other FHLBanks for the six months ended June 30, 2021 and 2020.

Table 16.1 - Lending and Borrowing Between the FHLB and Other FHLBanks (in thousands)

	Average Daily Balances for the Six Months Ended June 30,
	2021	2020
Loans to other FHLBanks	$—	$9,890

In addition, the FHLB may, from time to time, assume the outstanding primary liability for Consolidated Obligations of another FHLBank (at then current market rates on the day when the transfer is traded) rather than issuing new debt for which the FHLB is the primary obligor. The FHLB then becomes the primary obligor on the transferred debt. There were no Consolidated Obligations transferred to the FHLB during the six months ended June 30, 2021 or 2020. The FHLB had no Consolidated Obligations transferred to other FHLBanks during these periods.

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

For financial statement purposes, the FHLB defines related parties as those members with more than 10 percent of the voting interests of the FHLB capital stock outstanding. Federal statute prescribes the voting rights of members in the election of both Member and Independent directors. For Member directorships, the Finance Agency designates the number of Member directorships in a given year and an eligible voting member may vote only for candidates seeking election in its respective state. For Independent directors, the FHLB's Board of Directors nominates candidates to be placed on the ballot in an at-large election. For both Member and Independent director elections, a member is entitled to vote one share of required capital stock, subject to a statutory limitation, for each applicable directorship. Under this limitation, the total number of votes that a member may cast is limited to the average number of shares of the FHLB's capital stock that were required to be held by all members in that state as of the record date for voting. Nonmember stockholders are not eligible to vote in director elections. Due to these statutory limitations, no member owned more than 10 percent of the voting interests of the FHLB at June 30, 2021 or December 31, 2020.

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

Transactions with Directors' Financial Institutions. In the ordinary course of its business, the FHLB provides products and services to members whose officers or directors serve as directors of the FHLB (Directors' Financial Institutions). Finance Agency regulations require that transactions with Directors' Financial Institutions be made on the same terms as those with any other member. The following table reflects balances with Directors' Financial Institutions for the items indicated below. The FHLB had no MBS or derivatives transactions with Directors' Financial Institutions at June 30, 2021 or December 31, 2020.

Table 17.1 - Transactions with Directors' Financial Institutions (dollars in millions)

	June 30, 2021		December 31, 2020
	Balance	% of Total (1)	Balance	% of Total (1)
Advances	$6,137	26.3%	$7,048	28.2%
MPP	162	2.2	159	1.7
Regulatory capital stock	647	23.7	467	17.6
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

Table 17.2 - Stockholders Holding Five Percent or more of Regulatory Capital Stock (dollars in millions)

	Regulatory Capital Stock		Advance	MPP Unpaid
June 30, 2021	Balance	% of Total	Principal	Principal Balance
U.S. Bank, N.A.	$437	16%	$3,272	$11
Third Federal Savings & Loan Association	163	6	3,141	34
Nationwide Life Insurance Company	138	5	2,607	—

	Regulatory Capital Stock		Advance	MPP Unpaid
December 31, 2020	Balance	% of Total	Principal	Principal Balance
U.S. Bank, N.A.	$288	11%	$4,273	$13
JPMorgan Chase Bank, N.A.	163	6	—	—
Third Federal Savings & Loan Association	137	5	3,443	42

Nonmember Affiliates. The FHLB has relationships with three nonmember affiliates, the Kentucky Housing Corporation, the Ohio Housing Finance Agency and the Tennessee Housing Development Agency. The FHLB had no investments in or borrowings to any of these nonmember affiliates at June 30, 2021 or December 31, 2020. The FHLB has executed standby bond purchase agreements with the Ohio Housing Finance Agency whereby the FHLB, for a fee, agrees as a liquidity provider if required, to purchase and hold the authority's bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bond according to a schedule established by the standby agreement. During the first six months of 2021 and 2020, the FHLB was not required to purchase any bonds under these agreements.

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

We do not undertake any obligation to update any forward-looking statements made in this document.

EXECUTIVE OVERVIEW

The following table presents selected Statement of Condition data, Statement of Income data and financial ratios for the periods indicated.

(Dollars in millions)	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020
STATEMENT OF CONDITION DATA AT PERIOD END:
Total assets	$58,872	$60,634	$65,296	$74,077	$90,645
Advances	23,587	24,365	25,362	27,101	48,913
Mortgage loans held for portfolio	7,717	8,599	9,549	10,671	11,704
Investments (1)	27,096	24,209	27,041	34,514	29,533
Consolidated Obligations:
Discount Notes	21,180	26,873	27,500	26,668	44,324
Bonds	31,678	27,798	31,997	41,432	39,339
Total Consolidated Obligations	52,858	54,671	59,497	68,100	83,663
Mandatorily redeemable capital stock	14	15	19	17	19
Capital:
Capital stock - putable	2,718	2,748	2,641	2,935	3,813
Retained earnings	1,297	1,309	1,304	1,282	1,247
Accumulated other comprehensive loss	(2)	(12)	(15)	(12)	(16)
Total capital	4,013	4,045	3,930	4,205	5,044
STATEMENT OF INCOME DATA FOR THE QUARTER:
Net interest income	$66	$76	$81	$93	$149
Non-interest income (loss)	(42)	(32)	(15)	(7)	(15)
Non-interest expense	24	23	22	22	24
Affordable Housing Program assessments	—	2	4	7	11
Net income	$—	$19	$40	$57	$99
FINANCIAL RATIOS FOR THE QUARTER:
Weighted average dividend rate (2)	2.00%	2.00%	2.00%	2.00%	2.50%
Return on average equity	0.03	1.96	3.93	4.70	7.12
Return on average assets	—	0.12	0.23	0.26	0.37
Net interest margin (3)	0.43	0.49	0.48	0.43	0.58
Average equity to average assets	6.59	6.13	5.97	5.61	5.22
Regulatory capital ratio (4)	6.84	6.72	6.07	5.72	5.60
Operating expense to average assets (5)	0.112	0.121	0.104	0.079	0.063
(1)Investments include interest bearing deposits in banks, securities purchased under agreements to resell, Federal funds sold, trading securities, available-for-sale securities, and held-to-maturity securities.
(2)Weighted average dividend rates are dividends paid divided by the average number of shares of capital stock eligible for dividends.
(3)Net interest margin is net interest income as a percentage of average earning assets.
(4)Regulatory capital ratio is period-end regulatory capital (capital stock, mandatorily redeemable capital stock and retained earnings) as a percentage of period-end total assets.
(5)Operating expenses comprise compensation and benefits and other operating expenses, which are included in non-interest expense.

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

Financial Condition

Mission Asset Activity
Mission Assets, which we define as Advances, Letters of Credit, and total MPP are the primary means by which we fulfill our mission with direct connections to members. We regularly monitor our balance sheet concentration of Mission Asset Activity. One measure we use to assess mission achievement is our Primary Mission Asset ratio, which measures the sum of average Advances and mortgage loans as a percentage of average Consolidated Obligations (adjusted for certain high-quality liquid assets, as permitted by regulation). In the first six months of 2021, the Primary Mission Asset ratio averaged 69 percent, slightly below the Finance Agency's preferred ratio of 70 percent. In assessing overall mission achievement, we also consider supplemental sources of Mission Asset Activity, the most significant of which is Letters of Credit issued for the benefit of members.

The following table summarizes our Mission Asset Activity.

	Ending Balances			Average Balances
	June 30,		December 31,	Six Months Ended June 30,		Year Ended December 31,
(In millions)	2021	2020	2020	2021	2020	2020
Mission Asset Activity:
Advances (principal)	$23,378	$48,407	$25,007	$24,836	$52,515	$42,917
MPP:
Mortgage loans held for portfolio (principal)	7,531	11,424	9,316	8,393	11,584	10,995
Mandatory Delivery Contracts (notional)	513	133	137	141	539	338
Total MPP	8,044	11,557	9,453	8,534	12,123	11,333
Letters of Credit (notional)	35,166	22,381	28,812	33,630	17,102	20,141
Total Mission Asset Activity	$66,588	$82,345	$63,272	$67,000	$81,740	$74,391

At June 30, 2021, 60 percent of members held Mission Asset Activity, which was relatively stable compared to prior periods. The balance of Mission Asset Activity was $66.6 billion at June 30, 2021, an increase of $3.3 billion (five percent) from year-end 2020, which was driven by higher Letters of Credit balances. The increase in Letters of Credit was primarily due to members using them to secure elevated levels of public unit deposits. We normally earn fees on Letters of Credit based on the actual average amount of the Letters utilized, which generally is less than the notional amount issued. Advance principal balances decreased $1.6 billion (seven percent) from year-end 2020. Advance balances have remained low in the first six months of 2021 due to increased liquidity in the financial markets and increased deposit levels at member institutions.

Average principal Advance balances for the six months ended June 30, 2021 decreased $27.7 billion (53 percent) compared to the same period of 2020. Advance balances in the first quarter of 2020 were significantly higher as members sought additional liquidity during the onset of the COVID-19 pandemic. However, most of these Advances matured or prepaid by the end of 2020 and as noted above, the demand for Advances has remained low. Advance balances are often volatile due to members' ability to quickly, normally on the same day, increase or decrease their amount of Advances. We believe providing members flexibility in their funding levels helps support their asset-liability management needs and is a key benefit of membership.

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

The MPP principal balance fell $1.8 billion (19 percent) from year-end 2020. During the first six months of 2021, we purchased $0.4 billion of mortgage loans, while principal reductions of $2.2 billion reflected the continuing high levels of mortgage loan refinance activity. We have not yet been able to fully replace the prepaid mortgage loans with suitable alternatives that provide an acceptable risk/return tradeoff.

Based on earnings in the first six months of 2021, we accrued $2 million for the Affordable Housing Program (AHP) pool of funds to be available to members in 2022. In addition to the required AHP assessment, we provided voluntary sponsorship of two other housing programs. These programs provided funds to cover accessibility and emergency repairs for special needs and elderly homeowners and funds for the replacement or repair of homes damaged or destroyed by natural disasters within the Fifth District.

Investments
The balance of investments at June 30, 2021 was $27.1 billion, an increase of $0.1 billion from year-end 2020. At June 30, 2021, investments included $8.9 billion of MBS and $18.2 billion of other investments, which consisted primarily of highly-rated short-term instruments and longer-term U.S. Treasury and GSE obligations held for liquidity. All of our MBS held at June 30, 2021 were issued and guaranteed by Fannie Mae, Freddie Mac or a U.S. agency. MBS balances declined compared to year end due to elevated levels of prepayments of the underlying mortgages as a result of the low interest rate environment. Due to regulatory limitations regarding the purchase of MBS that reference LIBOR, we have not been able to replace the prepaid MBS with suitable alternatives that we believe provide an acceptable risk/return tradeoff.

Investments averaged $28.2 billion in the first six months of 2021, a decrease of $5.5 billion (16 percent) from the average balance during the same period of 2020. The decrease in average investments reflected lower liquidity investments needed in light of the reduced Advance demand and lower MBS due to the reasons noted above. Liquidity investments can vary significantly on a daily basis during times of volatility in Advance balances. We maintained a robust amount of asset liquidity throughout the first six months of 2021 across a variety of liquidity measures, as discussed in the "Liquidity Risk" section of "Quantitative and Qualitative Disclosures About Risk Management."

Capital
Capital adequacy surpassed all minimum regulatory capital requirements in the first six months of 2021. The GAAP capital-to-assets ratio at June 30, 2021 was 6.82 percent, while the regulatory capital-to-assets ratio was 6.84 percent. Both ratios exceeded the regulatory required minimum of four percent. Regulatory capital includes mandatorily redeemable capital stock accounted for as a liability under GAAP. GAAP and regulatory capital both increased $0.1 billion in the first six months of 2021. Retained earnings totaled $1.3 billion at June 30, 2021, a decrease of less than one percent from year-end 2020.

Results of Operations

Overall Results
Our earnings over time reflect the combination of a stable business model and conservative management of risk. Key factors that can cause significant periodic volatility in our profitability are changes in the level of interest rates, changes in spreads between benchmark interest rates and our short-term funding costs, recognition of net amortization due to accelerated prepayments of mortgage assets, and fair value adjustments related to the use of derivatives and the associated hedged items. The table below summarizes our results of operations.

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
(Dollars in millions)	2021	2020	2021	2020	2020
Net income	$—	$99	$19	$179	$276
Affordable Housing Program assessments	—	11	2	20	31
Return on average equity (ROE)	0.03%	7.12%	0.97%	7.04%	5.78%
Return on average assets	—	0.37	0.06	0.36	0.31
Weighted average dividend rate	2.00	2.50	2.00	2.50	2.23
Average short-term interest rates (1)	0.11	0.33	0.13	0.86	0.51
ROE spread to average short-term interest rates	(0.08)	6.79	0.84	6.18	5.27
Dividend rate spread to average short-term interest rates	1.89	2.17	1.87	1.64	1.72
(1)     Average short-term interest rates consist of 3-month LIBOR and the Federal funds effective rate.

Net income decreased $99 million in the three-month comparison period and $160 million in the six-month comparison period. The decline in profitability in the three months ended June 30, 2021 compared to the same period of 2020 was primarily driven by:
▪Advances. Average Advance balances declined 59 percent. Although Advances grew significantly during the onset of the COVID-19 pandemic as members sought additional liquidity, balances subsequently fell in 2020 and have remained low due to increased liquidity in the financial markets and increased deposit levels at member institutions. Additionally, Advance prepayment fees were lower due to a higher amount of member prepayments of Advances in the first half of 2020 as interest rates declined.
▪Mortgage Assets. The spreads earned on mortgage assets declined due to the accelerated payoff of higher-yielding mortgages at a faster pace than the associated debt funding them. The historically low long-term interest rates led to prepayments occurring faster than the purchases of new mortgage assets, which also resulted in the average balances of mortgage assets declining 30 percent.
▪Fair Value Adjustments. Unrealized losses on derivatives and instruments held at fair value were higher in the second quarter of 2021 in response to changes in interest rates.

The decline in profitability in the first six months of 2021 compared to the same period of 2020 was primarily driven by the Advances and mortgage assets factors noted for the three-months comparison as well as the following:

▪Sales of Swaptions. We sold interest rate swaptions in the first quarter of 2020 in response to changes in interest rates, which resulted in net realized gains of approximately $69 million before assessments. We did not sell any interest rate swaptions in the first six months of 2021. We use swaptions to hedge market risk exposure associated with holding fixed-rate mortgage assets and may sell them to offset the risk incurred due to changes in interest rates.
In June 2021, we paid stockholders a quarterly dividend at a 2.00 percent annualized rate on their capital investment in our company, which is 1.89 percentage points above second quarter average short-term interest rates.

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

					Six Months Ended June 30,
	Quarter 2 2021		Quarter 1 2021		2021	2020	Year 2020
	Ending	Average	Ending	Average	Average	Average	Ending	Average
Federal funds effective	0.08%	0.07%	0.06%	0.08%	0.07%	0.66%	0.09%	0.37%
Secured Overnight Financing Rate (SOFR)	0.05	0.02	0.01	0.04	0.03	0.65	0.09	0.37
3-month LIBOR	0.15	0.16	0.19	0.20	0.18	1.07	0.24	0.65
2-year LIBOR	0.33	0.27	0.29	0.22	0.25	0.75	0.20	0.49
10-year LIBOR	1.44	1.57	1.78	1.35	1.46	1.01	0.93	0.88
2-year U.S. Treasury	0.25	0.17	0.16	0.13	0.15	0.65	0.12	0.39
10-year U.S. Treasury	1.47	1.58	1.74	1.31	1.45	1.03	0.92	0.89
15-year mortgage current coupon (1)	1.23	1.26	1.39	1.05	1.15	1.52	0.71	1.21
30-year mortgage current coupon (1)	1.83	1.87	2.04	1.68	1.77	1.99	1.34	1.69

(1)     Current coupon rate of Fannie Mae par MBS indications.

The target overnight Federal funds rate was in the range of zero to 0.25 percent at June 30, 2021, unchanged from March 31, 2021. The low interest rate environment reflects the evolving risks to economic activity lingering from the COVID-19 pandemic.

Average short-term rates were approximately 60 to 90 basis points lower in the first six months of 2021 compared to the same period of 2020 and average mortgage rates decreased by approximately 20 to 35 basis points during that same period. The decline in interest rates negatively impacted income in the first six months of 2021 primarily because of lower earnings generated from investing capital and increased mortgage asset prepayments.

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

Federal Reserve Board Extends Paycheck Protection Program Liquidity Facility: On June 25, 2021, the Federal Reserve Board announced a final extension of its Paycheck Protection Program Liquidity Facility (PPPLF) by an additional month to July 30, 2021. The PPPLF provides collateralized Paycheck Protection Program (PPP) loan liquidity to eligible Federal Reserve member financial institutions in order to facilitate PPP loan originations at such financial institutions. The extension allowed additional processing time for banks, community development financial institutions, and other financial institutions to pledge to the facility any PPP loans approved by the Small Business Administration (SBA) through the June 30, 2021 expiration of the PPP program.

Additional COVID-19 Presidential, Legislative and Regulatory Developments: In light of the COVID-19 pandemic, the federal government and its agencies as well as state governments and agencies, have taken, and may continue to take, actions to provide various forms of relief from, and guidance regarding, the financial, operational, credit, market, and other effects of the pandemic. Some of these may have a direct or indirect impact on us or our members. Many of these actions are temporary in nature. We continue to monitor these actions and guidance as they evolve and to evaluate their potential impact on us.

Affordable Housing and Community Investment: Legislation has been introduced in the U.S. Senate and House of Representatives that, if enacted in its proposed form, would require that the FHLBanks set aside higher percentages of their earnings for their affordable housing and community investment programs than is currently required under law. The FHLBanks are actively monitoring these proposals.

LIBOR Transition: We are planning for the replacement of LIBOR and the establishment of SOFR as the recommended alternative to LIBOR. In March 2021, the Financial Conduct Authority announced that LIBOR will either cease to be provided by any administrator or no longer be representative immediately after December 31, 2021 (or, in the case of some more frequently used U.S. dollar LIBOR settings, immediately after June 30, 2023). Although the Financial Conduct Authority does not expect LIBOR to become unrepresentative before the applicable cessation date and intends to consult on requiring the administrator of LIBOR to continue publishing LIBOR of certain currencies and tenors on a non-representative, synthetic basis for a period after the applicable cessation date, there is no assurance that LIBOR, of any particular currency or tenor, will continue to be published or be representative through any particular date. The market activity in SOFR-linked financial instruments has continued to develop and we have offered SOFR-linked Consolidated Obligations and SOFR-linked Advances on an ongoing basis. In addition, we have been using SOFR-based derivatives to manage interest-rate risk and we have begun purchasing SOFR-linked MBS in the second quarter of 2021.

The following table presents our LIBOR-indexed Advances, investment securities and derivatives at June 30, 2021. At June 30, 2021, all of our variable rate Consolidated Obligations were linked to SOFR.

(In millions)	Maturing on or before June 30, 2023	Maturing after June 30, 2023
LIBOR-Indexed Variable Rate Financial Instruments
Advances by redemption term	$2,329	$3,009
MBS by contractual maturity (1)	—	5,224
Total principal amount	$2,329	$8,233
Derivatives, notional amount by termination date	$4,816	$4,619
(1)MBS are presented by contractual maturity; however, their expected maturities will likely differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

The market transition away from LIBOR towards SOFR is gradual and complicated, including the possible development of term structures and credit adjustments to accommodate differences between LIBOR and SOFR and the potential introduction of other alternative reference rates. As such, we are not currently able to predict the ultimate impact of such a transition on our business, financial condition, and results of operations.

ANALYSIS OF FINANCIAL CONDITION

Credit Services

Credit Activity and Advance Composition
The table below shows trends in Advance balances by major programs and in the notional amount of Letters of Credit.

(Dollars in millions)	June 30, 2021		March 31, 2021		December 31, 2020
	Balance	Percent(1)	Balance	Percent(1)	Balance	Percent(1)
Adjustable/Variable-Rate Indexed:
LIBOR	$5,338	23%	$5,433	22%	$5,611	22%
SOFR	118	—	118	1	118	1
Other	149	1	16	—	82	—
Total	5,605	24	5,567	23	5,811	23
Fixed-Rate:
Repurchase based (REPO)	3,942	17	3,787	16	3,780	15
Regular Fixed-Rate	8,131	35	9,047	37	9,587	38
Putable (2)	2,607	11	2,657	11	2,657	11
Amortizing/Mortgage Matched	1,722	7	1,872	8	2,021	8
Other	1,371	6	1,227	5	1,151	5
Total	17,773	76	18,590	77	19,196	77
Total Advances Principal	$23,378	100%	$24,157	100%	$25,007	100%

Letters of Credit (notional)	$35,166		$33,650		$28,812
(1)As a percentage of total Advances principal.
(2)Excludes Putable Advances where the related put options have expired or where the Advance is indexed to a variable-rate. These Advances are classified based on their current terms.

Advance principal balances at June 30, 2021 decreased seven percent compared to year-end 2020. Advance balances have remained low since the last half of 2020 as members experienced an inflow of deposits on their balance sheets, while also having access to other liquidity sources as a result of certain government actions related to the pandemic. Letters of Credit increased 22 percent primarily due to members using them to secure elevated levels of public unit deposits.

Advance Usage
In addition to analyzing Advance balances by dollar trends, we monitor the degree to which members use Advances to fund their balance sheets. The following table shows the unweighted, average ratio of each member's Advance balance to its most-recently available figures for total assets.

	June 30, 2021	December 31, 2020
Average Advances-to-assets for members
Assets less than $1.0 billion (502 members)	1.59%	1.99%
Assets over $1.0 billion (126 members)	1.64	2.11
All members	1.60	2.01

The following tables present principal balances for the five members with the largest Advance borrowings.

(Dollars in millions)
June 30, 2021			December 31, 2020
Name	Principal Amount of Advances	Percent of Total Principal Amount of Advances	Name	Principal Amount of Advances	Percent of Total Principal Amount of Advances
U.S. Bank, N.A.	$3,272	14%	U.S. Bank, N.A.	$4,273	17%
Third Federal Savings and Loan Association	3,141	13	Third Federal Savings and Loan Association	3,443	14
Nationwide Life Insurance Company	2,607	11	Nationwide Life Insurance Company	2,062	8
Protective Life Insurance Company	2,225	10	Protective Life Insurance Company	1,955	8
Western-Southern Life Assurance Co.	1,504	6	Western-Southern Life Assurance Co.	1,344	5
Total of Top 5	$12,749	54%	Total of Top 5	$13,077	52%

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

Mortgage Loans Held for Portfolio (Mortgage Purchase Program, or MPP)

The table below shows principal purchases and reductions of loans in the MPP for the first six months of 2021. All loans acquired in the first six months of 2021 were conventional loans.

(In millions)	MPP Principal
Balance at December 31, 2020	$9,316
Principal purchases	420
Principal reductions	(2,205)
Balance at June 30, 2021	$7,531

We closely track the refinancing incentives of our mortgage assets (including loans in the MPP and MBS) because the option for homeowners to change their principal payments normally represents the largest portion of our market risk exposure and can affect MPP balances. MPP principal paydowns increased in the first six months of 2021 to a 39 percent annual constant prepayment rate, compared to the 30 percent rate for all of 2020, driven by the historically low mortgage rates. Our purchases of new loans were much lower than the level of repayments during the first six months of 2021. Although MPP yields on purchases of new loans continued to offer favorable returns, the lack of volume that met our risk adjusted return criteria along with other balance sheet concentration considerations prevented us from purchasing new loans to fully replace repayments received.

Overall, MPP yields on existing portfolio balances, net of funding and hedging costs, have declined and are expected to remain at lower levels in the short-term due to the accelerated payoff of higher-yielding mortgages at a faster pace than the associated debt funding them. Despite the lower yields on existing MPP balances, the metrics of portfolio return relative to their market and credit risks continue to indicate that the MPP has generated, and can be expected to continue to generate, a profitable long-term, risk-adjusted return.

Investments

The table below presents the ending and average balances of our investment portfolio.

	Six Months Ended		Year Ended
(In millions)	June 30, 2021		December 31, 2020
	Ending Balance	Average Balance	Ending Balance	Average Balance
Liquidity investments	$18,155	$18,787	$17,285	$20,548
MBS	8,941	9,081	9,756	11,864
Other investments (1)	—	320	—	459
Total investments	$27,096	$28,188	$27,041	$32,871
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

The balance of liquidity investments was higher at June 30, 2021 compared to year-end 2020, as we held $3.0 billion of our liquidity portfolio as deposits at the Federal Reserve at the end of 2020, which are reflected in cash and due from banks on the Statements of Condition. Also, we purchased additional longer-term U.S. Treasury obligations in the second quarter of 2021, which are held to help meet regulatory liquidity requirements. Under the regulatory requirements, liquidity includes certain high-quality liquid assets, which are defined as U.S. Treasury obligations with remaining maturities of 10 years or less held as trading securities or available-for-sale securities. The average balance of liquidity investments for the six months ended June 30, 2021 fell $1.8 billion (nine percent) from the average balance for all of 2020 due to lower liquidity investments being needed in light of the reduced Advance demand.

Our overarching strategy for balances of MBS is to keep holdings as close as possible to the regulatory maximum. Finance Agency regulations prohibit us from purchasing MBS if our investment in these securities exceeds three times regulatory capital on the day we intend to purchase the securities. The ratio of MBS to regulatory capital was 2.22 at June 30, 2021. The MBS ratio was lower than normal primarily due to the decline in MBS balances given paydowns in the low interest rate environment and the regulatory limitations regarding the purchase of investments that reference LIBOR. Given these limitations, we have not been able to replace the prepaid MBS with suitable alternatives that we believe provide an acceptable risk/return tradeoff.

The balance of MBS at June 30, 2021 consisted of $7.8 billion of securities issued by Fannie Mae or Freddie Mac (of which $5.6 billion were floating-rate securities), and $1.1 billion of securities issued by Ginnie Mae (which are primarily fixed rate).
The table below shows principal purchases and paydowns of our MBS for the first six months of 2021.

(In millions)	MBS Principal
Balance at December 31, 2020	$9,745
Principal purchases	729
Principal paydowns	(1,541)
Balance at June 30, 2021	$8,933

MBS principal paydowns in the first six months of 2021 equated to a 29 percent annual constant prepayment rate, an increase from the 27 percent rate experienced in 2020. The elevated prepayment rates experienced in the first six months of 2021 and all of 2020 is a result of the historically low mortgage rate environment.

Consolidated Obligations

We fund variable-rate assets with Discount Notes (a portion of which may be swapped), adjustable-rate Bonds, and swapped fixed-rate Bonds because they give us the ability to effectively match the underlying rate reset periods embedded in these assets. The balances and composition of our Consolidated Obligations tend to fluctuate with changes in the balances and composition of our assets. In addition, changes in the amount and composition of our funding may be necessary from time to time to meet the days of positive liquidity and asset/liability maturity funding gap requirements discussed in the "Liquidity Risk" section of "Quantitative and Qualitative Disclosures About Risk Management."

The table below presents the ending and average balances of our participations in Consolidated Obligations.

	Six Months Ended		Year Ended
(In millions)	June 30, 2021		December 31, 2020
	Ending Balance	Average Balance	Ending Balance	Average Balance
Discount Notes:
Unswapped	$18,314	$25,421	$27,503	$39,478
Swapped	2,867	805	—	3,843
Total par Discount Notes	21,181	26,226	27,503	43,321
Other items (1)	(1)	(1)	(3)	(37)
Total Discount Notes	21,180	26,225	27,500	43,284
Bonds:
Unswapped fixed-rate	21,070	19,213	18,940	21,288
Unswapped adjustable-rate (2)	8,000	9,324	10,639	13,394
Swapped fixed-rate	2,586	1,364	2,372	3,547
Total par Bonds	31,656	29,901	31,951	38,229
Other items (1)	22	31	46	68
Total Bonds	31,678	29,932	31,997	38,297
Total Consolidated Obligations (3)	$52,858	$56,157	$59,497	$81,581
(1)Includes unamortized premiums/discounts, fair value option valuation adjustments, hedging and other basis adjustments.
(2)At June 30, 2021 and December 31, 2020, all unswapped adjustable-rate Bonds were indexed to SOFR.
(3)The 11 FHLBanks have joint and several liability for the par amount of all of the Consolidated Obligations issued on their behalves. The par amount of the outstanding Consolidated Obligations for all of the FHLBanks was (in millions) $666,747 and $746,772 at June 30, 2021 and December 31, 2020, respectively.

The ending balance of Discount Notes at June 30, 2021 declined compared to year-end 2020 due in part to the lower Advance and cash balances. The average balances of Discount Notes and unswapped adjustable-rate Bonds in the first six months of 2021 were significantly lower compared to the averages for all of 2020 due to the growth in short-term and variable-rate Advances in the first quarter of 2020 as members sought additional liquidity during the onset of the COVID-19 pandemic. However, most of these Advances matured or prepaid by the end of 2020 and the demand for Advances has remained low.

The average balance of unswapped fixed-rate Bonds, which typically have initial maturities greater than one year, declined in the first six months of 2021 compared to the average balance in 2020 due to terminating higher coupon fixed-rate Bonds with embedded options as interest rates fell.

Deposits

Total deposits with us are normally a relatively minor source of low-cost funding. Total interest-bearing deposits at June 30, 2021 were $1.3 billion, similar to the balance at year-end 2020.

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

	Six Months Ended		Year Ended
(In millions)	June 30, 2021		December 31, 2020
	Period End	Average	Period End	Average
GAAP and Regulatory Capital
GAAP Capital Stock	$2,718	$2,678	$2,641	$3,567
Mandatorily Redeemable Capital Stock	14	21	19	55
Regulatory Capital Stock	2,732	2,699	2,660	3,622
Retained Earnings	1,297	1,306	1,304	1,228
Regulatory Capital	$4,029	$4,005	$3,964	$4,850

	Six Months Ended		Year Ended
	June 30, 2021		December 31, 2020
	Period End	Average	Period End	Average
GAAP and Regulatory Capital-to-Assets Ratio
GAAP	6.82%	6.36%	6.02%	5.39%
Regulatory (1)	6.84	6.41	6.07	5.47
(1)    At all times, the FHLB must maintain at least a four percent minimum regulatory capital-to-assets ratio.

Our business model is structured to be able to absorb sharp changes in assets because we can execute commensurate changes in liability and capital stock balances. For example, in the first six months of 2021, we issued $1.0 billion of capital stock to members in support of short-term Advance borrowings that were subsequently repaid prior to June 30, 2021. During the same period, we repurchased $0.9 billion of capital stock in response to lower Advance balances.

See the "Capital Adequacy" section in “Quantitative and Qualitative Disclosures About Risk Management” for discussion of our retained earnings.

Membership and Stockholders

In the first six months of 2021, we added five new member stockholders and lost five member stockholders, ending the quarter at 628 member stockholders. Three of the five members lost during the first six months of 2021 were attributable to intra-district merger activity.

RESULTS OF OPERATIONS

Components of Earnings and Return on Equity

The following table is a summary income statement for the three and six months ended June 30, 2021 and 2020. Each ROE percentage is computed by dividing income or expense for the category by the average amount of stockholders' equity for the period.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2021		2020		2021		2020
	Amount	ROE (1)	Amount	ROE (1)	Amount	ROE (1)	Amount	ROE (1)
Net interest income	$66	6.51%	$149	10.71%	$142	7.21%	$232	9.11%
Non-interest income (loss):
Net gains (losses) on investment securities	(15)	(1.51)	(11)	(0.74)	(154)	(7.83)	362	14.23
Net gains (losses) on derivatives and hedging activities	(36)	(3.55)	(34)	(2.43)	61	3.10	(328)	(12.89)
Net gains (losses) on financial instruments held under fair value option	2	0.25	26	1.84	7	0.33	(25)	(0.99)
Other non-interest income, net	7	0.69	4	0.26	13	0.68	6	0.26
Total non-interest income (loss)	(42)	(4.12)	(15)	(1.07)	(73)	(3.72)	15	0.61
Total income	24	2.39	134	9.64	69	3.49	247	9.72
Non-interest expense	24	2.35	24	1.72	48	2.41	48	1.90
Affordable Housing Program assessments	—	0.01	11	0.80	2	0.11	20	0.78
Net income	$—	0.03%	$99	7.12%	$19	0.97%	$179	7.04%
(1)The ROE amounts have been computed using dollars in thousands. Accordingly, recalculations based upon the disclosed amounts in millions may produce nominally different results.

Details on the individual factors contributing to the level and changes in profitability are explained in the sections below.

Net Interest Income
Components of Net Interest Income
The following table shows selected components of net interest income.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2021		2020		2021		2020
	Amount	% of Earning Assets	Amount	% of Earning Assets	Amount	% of Earning Assets	Amount	% of Earning Assets
Components of net interest rate spread:
Net (amortization)/accretion (1) (2)	$(28)	(0.18)%	$(28)	(0.11)%	$(56)	(0.18)%	$(50)	(0.10)%
Prepayment fees on Advances, net (2)	5	0.03	13	0.05	6	0.02	18	0.03
Other components of net interest rate spread	82	0.54	158	0.61	178	0.58	239	0.49
Total net interest rate spread	59	0.39	143	0.55	128	0.42	207	0.42
Earnings from funding assets with interest-free capital	7	0.04	6	0.03	14	0.04	25	0.05
Total net interest income/net interest margin (3)	$66	0.43%	$149	0.58%	$142	0.46%	$232	0.47%
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

Net Amortization/Accretion (generally referred to as "amortization"): Net amortization can become substantial and volatile with changes in interest rates. When mortgage rates decrease, premium amortization of mortgage assets generally increases, which reduces net interest income. Net amortization in the three and six months ended June 30, 2021 and 2020 was elevated due to the historically low mortgage rates, which led to accelerated prepayments of mortgage assets. The $10 million increase in amortization from mortgage assets in the six-months comparison was partially offset by a $4 million decrease in amortization on Consolidated Obligations. Amortization on Consolidated Obligations was elevated in the first three months of 2020 as we repaid higher coupon fixed-rate Bonds as interest rates fell.

Prepayment Fees on Advances: Fees for members' early repayment of certain Advances, which are included in net interest income, are designed to make us economically indifferent to whether members hold Advances to maturity or repay them before maturity. Advance prepayment fees were moderate in the six months ended June 30, 2021. The higher Advance prepayment fees in the first six months of 2020 was due to a higher amount of member prepayments of Advances as interest rates declined.

Other Components of Net Interest Rate Spread: The total other components of net interest rate spread decreased $76 million and $61 million in the three- and six-months comparisons periods, respectively. The net decreases were primarily due to the factors below.

Six-Months Comparison
▪Lower average Advance balances-Unfavorable: The $27.8 billion decrease in the average balance of Advances lowered net interest income by an estimated $49 million.
▪Lower spreads earned on mortgage assets-Unfavorable: Lower spreads on the mortgage assets portfolio decreased net interest income by an estimated $35 million. The lower spreads were driven by the decline in average long-term interest rates, which accelerated the prepayments of higher-yielding mortgages at a faster pace than the associated debt funding them.
▪Lower average balances of mortgage assets-Unfavorable: The $3.6 billion decrease in the average balance of mortgage-backed securities and the $3.3 billion decrease in the average balance of mortgage loans held for portfolio lowered net interest income by an estimated $27 million. Mortgage balances declined due to the acceleration of principal cash flows driven by historically low mortgage interest rates.
▪Higher spreads on shorter-term and floating-rate asset balances-Favorable: Higher spreads on shorter-term assets and floating-rate assets (including those that have been swapped to a floating rate) improved net interest income by an estimated $39 million as the rates on the debt funding these assets declined. However, the increase in net interest income was more than offset by lower non-interest income (loss) primarily due to an increase of $51 million in the net interest settlements being paid on related derivatives not receiving hedge accounting.
▪Unrealized gains on designated fair value hedges-Favorable: Net unrealized gains on hedged items and derivatives in qualifying fair value hedge relationships improved net interest income by $12 million.

Three-Months Comparison
Except for the unrealized gains on fair value hedges, which were losses in the three-months comparison, the same factors generally affected the other components of net interest rate spread as in the six-months comparison and by approximately the same relative magnitude.

Earnings from Capital: Earnings from capital decreased $11 million in the six months ended June 30, 2021 compared to the same period in 2020 primarily due to average short-term rates declining approximately 60 to 90 basis points as the Federal Reserve responded to the evolving risks to economic activity in the first quarter of 2020 due to the COVID-19 pandemic and has continued to keep rates low. Earnings from capital were relatively flat in the three-months comparison given average short-term rates were similar in each of the quarters.

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

(Dollars in millions)	Three Months Ended			Three Months Ended
	June 30, 2021			June 30, 2020
	Average Balance	Interest	Average Rate (1)	Average Balance	Interest	Average Rate (1)
Assets:
Advances	$25,646	$37	0.57%	$62,445	$172	1.11%
Mortgage loans held for portfolio (2)	8,111	38	1.90	11,963	74	2.49
Federal funds sold and securities purchased under resale agreements	7,748	1	0.07	4,154	1	0.08
Interest-bearing deposits in banks (3) (4)	679	—	0.10	1,467	—	0.11
MBS (3)	8,736	24	1.10	12,212	48	1.59
Other investments (3)	10,350	55	2.11	12,163	68	2.26
Loans to other FHLBanks	—	—	—	—	—	—
Total interest-earning assets	61,270	155	1.01	104,404	363	1.40
Other assets	660			3,099
Total assets	$61,930			$107,503
Liabilities and Capital:
Term deposits	$75	—	0.21	$51	—	1.07
Other interest bearing deposits (4)	1,423	—	0.02	1,266	—	0.02
Discount Notes	25,805	2	0.03	63,084	83	0.53
Unswapped fixed-rate Bonds	20,901	83	1.60	19,152	108	2.27
Unswapped adjustable-rate Bonds	7,622	1	0.04	12,702	5	0.14
Swapped Bonds	1,192	3	0.86	4,393	17	1.58
Mandatorily redeemable capital stock	22	—	1.99	133	1	2.61
Other borrowings	—	—	—	—	—	—
Total interest-bearing liabilities	57,040	89	0.62	100,781	214	0.85
Non-interest bearing deposits	—			—
Other liabilities	812			1,106
Total capital	4,078			5,616
Total liabilities and capital	$61,930			$107,503

Net interest rate spread			0.39%			0.55%
Net interest income and net interest margin (5)		$66	0.43%		$149	0.58%
Average interest-earning assets to interest-bearing liabilities			107.42%			103.60%
(1)Amounts used to calculate average rates are based on dollars in thousands. Accordingly, recalculations based upon the disclosed amounts in millions may not produce the same results.
(2)Non-accrual loans are included in average balances used to determine average rate.
(3)Includes available-for-sale securities based on their amortized costs. The yield information does not give effect to changes in fair value that are reflected as a component of stockholders' equity for available-for-sale securities.
(4)The average balance amounts include the rights or obligations to cash collateral, which are included in the fair value of derivative assets or derivative liabilities on the Statements of Condition at period end.
(5)Net interest margin is net interest income as a percentage of average total interest-earning assets.

(Dollars in millions)	Six Months Ended			Six Months Ended
	June 30, 2021			June 30, 2020
	Average Balance	Interest	Average Rate (1)	Average Balance	Interest	Average Rate (1)
Assets:
Advances	$25,099	$79	0.63%	$52,872	$348	1.32%
Mortgage loans held for portfolio (2)	8,601	83	1.94	11,865	163	2.77
Federal funds sold and securities purchased under resale agreements	7,934	3	0.07	7,385	40	1.07
Interest-bearing deposits in banks (3) (4) (5)	770	—	0.10	1,630	7	0.85
MBS (4)	9,077	54	1.21	12,631	116	1.85
Other investments (4)	10,398	113	2.19	12,033	137	2.29
Loans to other FHLBanks	—	—	—	10	—	1.22
Total interest-earning assets	61,879	332	1.08	98,426	811	1.66
Other assets	615			2,011
Total assets	$62,494			$100,437
Liabilities and Capital:
Term deposits	$92	—	0.29	$42	—	1.38
Other interest bearing deposits (5)	1,388	—	0.02	1,153	3	0.50
Discount Notes	26,225	7	0.06	56,391	259	0.93
Unswapped fixed-rate Bonds	19,232	171	1.79	20,312	239	2.36
Unswapped adjustable-rate Bonds	9,324	4	0.07	11,760	40	0.68
Swapped Bonds	1,376	8	1.21	4,596	37	1.64
Mandatorily redeemable capital stock	21	—	2.00	92	1	2.29
Other borrowings	—	—	—	—	—	—
Total interest-bearing liabilities	57,658	190	0.66	94,346	579	1.24
Non-interest bearing deposits	—			5
Other liabilities	863			969
Total capital	3,973			5,117
Total liabilities and capital	$62,494			$100,437

Net interest rate spread			0.42%			0.42%
Net interest income and net interest margin (6)		$142	0.46%		$232	0.47%
Average interest-earning assets to interest-bearing liabilities			107.32%			104.32%
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

Rates and corresponding levels of interest income and expense on our interest-bearing assets and liabilities decreased in the three and six months ended June 30, 2021 compared to the same periods in 2020 due to the decline in market interest rates.

Volume/Rate Analysis
Changes in both average balances (volume) and interest rates influence changes in net interest income, as shown in the following table.

(In millions)	Three Months Ended June 30, 2021 over 2020			Six Months Ended June 30, 2021 over 2020
	Volume (1)(3)	Rate (2)(3)	Total	Volume (1)(3)	Rate (2)(3)	Total
Increase (decrease) in interest income
Advances	$(74)	$(61)	$(135)	$(135)	$(134)	$(269)
Mortgage loans held for portfolio	(21)	(15)	(36)	(38)	(42)	(80)
Federal funds sold and securities purchased under resale agreements	—	—	—	3	(40)	(37)
Interest-bearing deposits in banks	—	—	—	(3)	(4)	(7)
MBS	(12)	(12)	(24)	(28)	(34)	(62)
Other investments	(9)	(4)	(13)	(18)	(6)	(24)
Loans to other FHLBanks	—	—	—	—	—	—
Total	(116)	(92)	(208)	(219)	(260)	(479)
Increase (decrease) in interest expense
Term deposits	—	—	—	—	—	—
Other interest-bearing deposits	—	—	—	—	(3)	(3)
Discount Notes	(31)	(50)	(81)	(91)	(161)	(252)
Unswapped fixed-rate Bonds	9	(34)	(25)	(12)	(56)	(68)
Unswapped adjustable-rate Bonds	(1)	(3)	(4)	(7)	(29)	(36)
Swapped Bonds	(9)	(5)	(14)	(21)	(8)	(29)
Mandatorily redeemable capital stock	(1)	—	(1)	(1)	—	(1)
Other borrowings	—	—	—	—	—	—
Total	(33)	(92)	(125)	(132)	(257)	(389)
Increase (decrease) in net interest income	$(83)	$—	$(83)	$(87)	$(3)	$(90)
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

(In millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Advances:
Gains (losses) on designated fair value hedges	$(3)	$2	$1	$(11)
Net interest settlements included in net interest income	(28)	(19)	(61)	(21)
Investment securities:
Gains (losses) on designated fair value hedges	(1)	—	—	—
Net interest settlements included in net interest income	(3)	(1)	(4)	(1)
Mortgage loans:
Amortization of derivative fair value adjustments in net interest income	(4)	(3)	(8)	(5)
Consolidated Obligation Bonds:
Net interest settlements included in net interest income	—	1	1	1
Increase (decrease) to net interest income	$(39)	$(20)	$(71)	$(37)

Most of our use of derivatives is to synthetically convert the fixed interest rates on certain Advances, investments and Consolidated Obligations to adjustable rates tied to an eligible benchmark rate (e.g., LIBOR, the Federal funds effective rate, or SOFR). The larger negative effect of derivatives on net interest income in the three and six months ended June 30, 2021 was primarily due to lower short-term benchmark interest rates, which resulted in higher net interest settlements being paid on certain Advances where the fixed interest rates were converted to adjustable-coupon rates. The fluctuation in earnings from the use of derivatives was acceptable because it enabled us to lower market risk exposure by matching actual cash flows between assets and liabilities more closely and efficiently than would otherwise occur.

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

(In millions)	Advances	Investment Securities	Mortgage Loans	Bonds	Discount Notes	Balance Sheet (1)	Other	Total
Three Months Ended June 30, 2021
Net effect of derivatives and hedging activities
Gains (losses) on derivatives not receiving hedge accounting	$(1)	$11	$4	$(2)	$—	$(3)	$—	$9
Net interest settlements on derivatives not receiving hedge accounting	—	(47)	—	2	—	—	—	(45)
Price alignment amount	—	—	—	—	—	—	—	—
Net gains (losses) on derivatives and hedging activities	(1)	(36)	4	—	—	(3)	—	(36)
Gains (losses) on trading securities (2)	—	(15)	—	—	—	—	—	(15)
Gains (losses) on financial instruments held under fair value option (3)	—	—	—	2	—	—	—	2
Total net effect on non-interest income	$(1)	$(51)	$4	$2	$—	$(3)	$—	$(49)

Three Months Ended June 30, 2020
Net effect of derivatives and hedging activities
Gains (losses) on derivatives not receiving hedge accounting	$—	$18	$(7)	$(3)	$(13)	$(2)	$—	$(7)
Net interest settlements on derivatives not receiving hedge accounting	—	(49)	—	9	13	—	—	(27)
Price alignment amount	—	—	—	—	—	—	—	—
Net gains (losses) on derivatives and hedging activities	—	(31)	(7)	6	—	(2)	—	(34)
Gains (losses) on trading securities (2)	—	(11)	—	—	—	—	—	(11)
Gains (losses) on financial instruments held under fair value option (3)	—	—	—	12	14	—	—	26
Total net effect on non-interest income	$—	$(42)	$(7)	$18	$14	$(2)	$—	$(19)

(In millions)	Advances	Investment Securities	Mortgage Loans	Bonds	Discount Notes	Balance Sheet (1)	Other	Total
Six Months Ended June 30, 2021
Net effect of derivatives and hedging activities
Gains (losses) on derivatives not receiving hedge accounting	$1	$154	$1	$(6)	$—	$—	$—	$150
Net interest settlements on derivatives not receiving hedge accounting	—	(95)	—	6	—	—	—	(89)
Price alignment amount	—	—	—	—	—	—	—	—
Net gains (losses) on derivatives and hedging activities	1	59	1	—	—	—	—	61
Gains (losses) on trading securities (2)	—	(154)	—	—	—	—	—	(154)
Gains (losses) on financial instruments held under fair value option (3)	(1)	—	—	8	—	—	—	7
Total net effect on non-interest income	$—	$(95)	$1	$8	$—	$—	$—	$(86)

Six Months Ended June 30, 2020
Net effect of derivatives and hedging activities
Gains (losses) on derivatives not receiving hedge accounting	$(9)	$(387)	$(15)	$28	$1	$91	$—	$(291)
Net interest settlements on derivatives not receiving hedge accounting	1	(68)	—	9	20	—	—	(38)
Price alignment amount	—	—	—	—	—	—	1	1
Net gains (losses) on derivatives and hedging activities	(8)	(455)	(15)	37	21	91	1	(328)
Gains (losses) on trading securities (2)	—	362	—	—	—	—	—	362
Gains (losses) on financial instruments held under fair value option (3)	—	—	—	(25)	—	—	—	(25)
Total net effect on non-interest income	$(8)	$(93)	$(15)	$12	$21	$91	$1	$9
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

The net effect of derivatives and hedging activities was more unfavorable in the three and six months ended June 30, 2021 compared to the same periods of 2020. In the first six months of 2021, most of the negative impact was a result of higher net interest settlements being paid on investment securities. In the first six month of 2020, the sale of interest rate swaptions as interest rates fell to historically low levels during the first quarter of 2020 benefited non-interest income. The sales of swaptions in the first quarter of 2020 resulted in net realized gains of approximately $69 million before assessments. We did not sell any interest rate swaptions in the first six months of 2021. We use swaptions to hedge market risk exposure associated with fixed-rate mortgage assets and may sell swaptions as interest rates change in order to offset actual and anticipated risks associated with holding fixed-rate mortgage assets. In the three-months comparison, the negative impact was primarily a result of both unrealized fair value gains and losses on instruments we expect to hold to maturity and less net interest settlements being received on swapped Discount Notes and Bonds.

In the table above, "Gains (losses) on trading securities" consist of fixed-rate U.S. Treasury and GSE obligations that have been swapped to a variable rate. Trading securities are recorded at fair value, with changes in fair value reported in non-interest income (loss). There are a number of factors that affect the fair value of these securities, including changes in interest rates, the passage of time, and volatility. By hedging these trading securities, the gains or losses on these trading securities will generally be offset by the gains or losses on the associated interest rate swaps.

Non-Interest Expense

The following table presents non-interest expense.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Non-interest expense
Compensation and benefits	$12	$12	$25	$25
Other operating expense	5	5	11	11
Finance Agency	2	2	4	3
Office of Finance	1	1	3	3
Other	4	4	5	6
Total non-interest expense	$24	$24	$48	$48

Our business is designed to support significant changes in asset levels without having to undergo material changes in staffing, operations, risk practices, or general resource needs. Accordingly, total non-interest expenses remained stable for the three and six months ended June 30, 2021 compared to the same periods in 2020.

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

(Dollars in millions)	Traditional Member Finance	MPP	Total
Three Months Ended June 30, 2021
Net interest income (loss)	$81	$(15)	$66
Net income (loss)	$14	$(14)	$—
Average assets	$50,494	$11,436	$61,930
Assumed average capital allocation	$3,324	$754	$4,078
Return on average assets (1)	0.12%	(0.50)%	—%
Return on average equity (1)	1.77%	(7.62)%	0.03%
Three Months Ended June 30, 2020
Net interest income	$139	$10	$149
Net income (loss)	$99	$—	$99
Average assets	$95,499	$12,004	$107,503
Assumed average capital allocation	$4,988	$628	$5,616
Return on average assets (1)	0.42%	—%	0.37%
Return on average equity (1)	8.02%	(0.02)%	7.12%

(Dollars in millions)	Traditional Member Finance	MPP	Total
Six Months Ended June 30, 2021
Net interest income (loss)	$168	$(26)	$142
Net income (loss)	$47	$(28)	$19
Average assets	$50,877	$11,617	$62,494
Assumed average capital allocation	$3,235	$738	$3,973
Return on average assets (1)	0.19%	(0.48)%	0.06%
Return on average equity (1)	2.91%	(7.55)%	0.97%
Six Months Ended June 30, 2020
Net interest income	$204	$28	$232
Net income	$117	$62	$179
Average assets	$88,419	$12,018	$100,437
Assumed average capital allocation	$4,505	$612	$5,117
Return on average assets (1)	0.27%	1.03%	0.36%
Return on average equity (1)	5.24%	20.28%	7.04%
(1)Amounts used to calculate returns are based on numbers in thousands. Accordingly, recalculations based upon the disclosed amounts in millions may not produce the same results.

Traditional Member Finance Segment
Net income decreased in the six-month comparison period primarily due to the decline in average Advance and MBS balances, lower spreads on MBS and lower Advance prepayment fees. However, these unfavorable factors were partially offset by net unrealized gains on fair value hedges. In the three-months comparison, the factors impacting net income were generally the same except for the unrealized gains on fair value hedges, which were unrealized losses.

MPP Segment
Due to the low interest rate environment, the MPP segment experienced net losses in the three and six months ended June 30, 2021. The net losses were due to elevated net amortization, lower MPP balances, and lower portfolio spreads earned on MPP driven by the accelerated payoff of higher-yielding mortgages at a faster pace than the associated debt funding them. Net income in the first six months of 2020 significantly benefited from gains due to the sale of interest rate swaptions as rates fell to historically low levels in the first quarter of 2020. We did not sell any swaptions in the first six months of 2021.

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

Market Value of Equity

(Dollars in millions)	Down 300	Down 200	Down 100	Flat Rates	Up 100	Up 200	Up 300
Average Results
2021 Year-to-Date
Market Value of Equity	$3,978	$3,984	$4,026	$4,051	$3,999	$3,905	$3,859
% Change from Flat Case	(1.8)%	(1.6)%	(0.6)%	—	(1.3)%	(3.6)%	(4.8)%
2020 Full Year
Market Value of Equity	$4,541	$4,541	$4,547	$4,624	$4,723	$4,608	$4,466
% Change from Flat Case	(1.8)%	(1.8)%	(1.7)%	—	2.1%	(0.3)%	(3.4)%
Month-End Results
June 30, 2021
Market Value of Equity	$4,010	$4,010	$4,037	$4,073	$4,004	$3,896	$3,825
% Change from Flat Case	(1.6)%	(1.6)%	(0.9)%	—	(1.7)%	(4.3)%	(6.1)%
December 31, 2020
Market Value of Equity	$3,765	$3,765	$3,791	$3,835	$3,893	$3,777	$3,676
% Change from Flat Case	(1.8)%	(1.8)%	(1.1)%	—	1.5%	(1.5)%	(4.2)%
Duration of Equity

(In years)	Down 300	Down 200	Down 100	Flat Rates	Up 100	Up 200	Up 300
Average Results
2021 Year-to-Date	(0.2)	(0.6)	(1.4)	0.8	2.3	2.0	0.4
2020 Full Year	—	—	(0.9)	(2.6)	1.0	3.4	2.0
Month-End Results
June 30, 2021	—	(0.2)	(1.4)	1.2	2.5	3.4	1.0
December 31, 2020	—	(0.1)	(1.4)	(2.3)	1.8	3.2	1.2

The overall market risk exposure to changing interest rates was well within policy limits during the periods presented. At June 30, 2021, exposure to falling interest rates in the down shock scenarios was muted as some rates become floored at near zero rate levels. Exposure to moderate rising rate shocks increased marginally due primarily to the increase in long-term interest rates that occurred in the first six months of 2021. The duration of equity, which provides an estimate of the change in market value of equity to further changes in interest rates, remains stable and well within policy limits.

Based on the totality of our risk analysis, we expect that profitability, defined as the level of ROE compared with short-term market rates, will be competitive over the long term unless interest rates change by large amounts in a short period of time. Further declines in long-term interest rates could substantially decrease income in the near term (one to two years) before reverting over time to average levels. This temporary reduction in income would be driven by additional recognition of mortgage asset premiums as the further incentive for borrowers to refinance results in faster than anticipated repayments of those mortgage assets.

Market Risk Exposure of the Mortgage Assets Portfolio
The mortgage assets portfolio normally accounts for almost all market risk exposure because of prepayment volatility that we cannot completely hedge while maintaining sufficient net spreads. Sensitivities of the market value of equity allocated to the mortgage assets portfolio under interest rate shocks (in basis points) are shown below. The average mortgage assets portfolio had an assumed capital allocation of $1.1 billion in the first six months of 2021 based on the entire balance sheet's average regulatory capital-to-assets ratio. Average results shown in the table below are compiled using data for each month end. The market value sensitivities are one measure we use to analyze the portfolio's estimated market risk exposure.

% Change in Market Value of Equity-Mortgage Assets Portfolio

	Down 300	Down 200	Down 100	Flat Rates	Up 100	Up 200	Up 300
Average Results
2021 Year-to-Date	(15.4)%	(14.1)%	(7.5)%	—	(0.5)%	(4.5)%	(5.0)%
2020 Full Year	(15.9)%	(15.9)%	(14.6)%	—	11.9%	2.4%	(10.3)%
Month-End Results
June 30, 2021	(12.9)%	(12.9)%	(7.0)%	—	(1.4)%	(5.7)%	(7.7)%
December 31, 2020	(15.3)%	(15.3)%	(11.3)%	—	10.6%	3.9%	(1.7)%

The average risk exposure of the mortgage assets portfolio in the first six months of 2021 remained aligned with our preference to keep our exposure to market risk at a low to moderate level. The variances between periods primarily reflect the impact of higher long-term interest rates observed in the first six months of 2021. These higher long-term interest rates resulted in marginally higher exposure at June 30, 2021 to rising rate shocks and less exposure to falling rate shocks before they become floored when they reach near zero rate levels. We believe the mortgage asset portfolio will continue to provide an acceptable risk adjusted return consistent with our risk appetite philosophy.

Capital Adequacy

Retained Earnings
We must hold sufficient capital to protect against exposure to various risks, including market, credit, and operational. We regularly conduct a variety of measurements and assessments for capital adequacy. At June 30, 2021, our capital management policy set forth approximately $230 million as the minimum amount of retained earnings we believe is necessary to mitigate impairment risk.

The following table presents retained earnings.

(In millions)	June 30, 2021	December 31, 2020
Unrestricted retained earnings	$792	$803
Restricted retained earnings (1)	505	501
Total retained earnings	$1,297	$1,304
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

	June 30, 2021	December 31, 2020
Market Value of Equity to Par Value of Regulatory Capital Stock - Base Case (Flat Rates) Scenario	149%	144%
Market Value of Equity to Par Value of Regulatory Capital Stock - Down Shock (1)	148	143
Market Value of Equity to Par Value of Regulatory Capital Stock - Up Shock (2)	143	142
(1)    Represents a down shock of 100 basis points.
(2)    Represents an up shock of 200 basis points.

A base case value below 100 percent could indicate that, in the remote event of an immediate liquidation scenario involving redemption of all capital stock, capital stock may be returned to stockholders at a value below par. This could be due to experiencing risks that lower the market value of capital and/or to having an insufficient amount of retained earnings. In the first six months of 2021, the market capitalization ratios in the scenarios presented continued to be above our policy requirements. The base case ratio at June 30, 2021 was well above 100 percent because retained earnings were 47 percent of regulatory capital stock and we maintained stable market risk exposure.

The following table presents the market value of equity to the book value of total capital and mandatorily redeemable capital stock.

	June 30, 2021	December 31, 2020
Market Value of Equity to Book Value of Capital - Base Case (Flat Rates) Scenario (1)	101%	97%
Market Value of Equity to Book Value of Capital - Down Shock (1)(2)	100	96
Market Value of Equity to Book Value of Capital - Up Shock (1)(3)	97	96
(1)    Capital includes total capital and mandatorily redeemable capital stock.
(2)    Represents a down shock of 100 basis points.
(3)    Represents an up shock of 200 basis points.

A base-case value below 100 percent indicates that we have realized or could realize risks (especially market risk), such that the market value of total capital owned by stockholders is below the book value of total capital. In a scenario in which interest rates increase 200 basis points, the market value of total capital would be $131 million below the book value of total capital. This indicates that in a liquidation scenario, stockholders would not receive the full sum of their total equity ownership in the FHLB. We believe the likelihood of a liquidation scenario is extremely remote; and therefore, we accept the risk of diluting equity ownership in such a scenario.

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

Collateral: We require each member to provide a security interest in eligible collateral before it can undertake any secured borrowing. Eligible loan collateral types include the following: single- and multi-family residential, home equity, commercial real estate, government guaranteed and farm real estate. Eligible security types include those that are government or agency backed, along with highly-rated private-label residential and commercial mortgage-backed securities. We have conservative eligibility criteria within each of the above asset types. The estimated value of pledged collateral is discounted in order to offset market, credit, and liquidity risks that may affect the collateral's realizable value in the event it must be liquidated. At June 30,

2021, total collateral pledged of $410.8 billion resulted in total borrowing capacity of $328.4 billion of which $58.5 billion was used to support outstanding Advances and Letters of Credit. Borrowers often pledge collateral in excess of their collateral requirement to demonstrate access to liquidity and to have the ability to borrow additional amounts in the future. Over-collateralization by one member is not applied to another member.

Borrowing Capacity/Lendable Value: Lendable Value Rates (LVRs) represent the percent of collateral value net of the discount, or haircut, we apply for purposes of determining borrowing capacity. LVRs are determined by statistical analysis and management assumptions relating to historical price volatility, inherent credit risks, liquidation costs, and the current credit and economic environment. We apply LVR results to the estimated values of pledged assets. LVRs vary among pledged assets and members based on the member institution type, the financial strength of the member institution, the form of valuation, lien position, the issuer of bond collateral or the quality of securitized assets, the quality of the loan collateral as reflected in the manner in which it was underwritten, and the marketability of the pledged assets.

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

Conventional Loan Portfolio Characteristics: The levels of loan-to-value ratios are consistent with the portfolio's excellent credit quality. At June 30, 2021, the weighted average loan-to-value ratios for conventional loans based on origination values and estimated current values were 73 percent and 50 percent, respectively. The estimated weighted average current loan-to-value ratio decreased five percent compared to the ratio at December 31, 2020 as home values have continued to increase.

Credit Performance: The table below provides an analysis of conventional loans delinquent or in the process of foreclosure, along with the national average serious delinquency rate.

	Conventional Loan Delinquencies
(Dollars in millions)	June 30, 2021	December 31, 2020
Early stage delinquencies - unpaid principal balance (1)	$36	$49
Serious delinquencies - unpaid principal balance (2)	$42	$64
Early stage delinquency rate (3)	0.5%	0.5%
Serious delinquency rate (4)	0.6%	0.7%
National average serious delinquency rate (5)	3.2%	3.7%
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
(5)National average number of fixed-rate prime and subprime conventional loans that are 90 days or more past due or in the process of foreclosure is based on the most recent national delinquency data available. The June 30, 2021 rate is based on March 31, 2021 data.

In response to the COVID-19 pandemic, our mortgage loan servicers may grant a forbearance period to borrowers who have had COVID-19 related hardships such as illness, unemployment or loss of income when homeowners meet certain eligibility requirements. These forbearances do not alter the underlying terms of the loans, and loans not paid timely are considered past due. As a result, early stage and serious delinquencies were elevated at June 30, 2021 and December 31, 2020 compared to prior periods. At June 30, 2021, $8 million and $30 million of conventional loans with an early stage and serious delinquency, respectively, were under a forbearance plan. However, delinquencies have decreased since year-end 2020 as fewer borrowers have requested temporary relief provisions for MPP loans.

Overall, the MPP has experienced a minimal amount of delinquencies, with delinquency rates continuing to be well below national averages. This further supports our view that the portfolio is comprised of high-quality, well-performing loans.

Credit Enhancements: Conventional mortgage loans are supported against credit losses by various combinations of primary mortgage insurance (PMI), supplemental mortgage insurance (SMI) (for loans purchased before February 2011), and the Lender Risk Account (LRA). The LRA is a hold back of a portion of the initial purchase price to cover expected credit losses for a specific pool of loans. Starting after five years from the loan purchase date, we may return the hold back to Participating Financial Institutions (PFIs) if they manage credit risk to predefined acceptable levels of exposure on the loan pools they sell to us. As a result, some pools of loans may have sufficient credit enhancements to recapture all losses while other pools of loans may not. The LRA had balances of $247 million and $246 million at June 30, 2021 and December 31, 2020, respectively. For more information, see Note 5 of the Notes to Unaudited Financial Statements.

Credit Losses: Residual credit risk exposure depends on the actual and potential credit performance of the loans in each pool compared to the pool's equity (on individual loans) and credit enhancements, including PMI, the LRA, and SMI. Our available credit enhancements at June 30, 2021 were ample and able to cover nearly all of the estimated gross credit losses. As a result, estimated credit losses at June 30, 2021 were less than $1 million. Estimated credit losses, after credit enhancements, are accounted for in the allowance for credit losses or as a charge off (i.e., a reduction to the principal of mortgage loans held for portfolio). In addition, we have assessed that we do not have any credit risk exposure to our PMI providers, and our estimation of credit exposure to SMI providers was not material at June 30, 2021 or December 31, 2020.

Separate from our allowance for credit losses analysis, we regularly analyze potential adverse scenarios of lifetime credit risk exposure for the loans in the MPP. Even under adverse macroeconomic scenarios, including the increased delinquencies as a result of COVID-19 related forbearances, we would expect credit losses to remain minimal.

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

(In millions)	June 30, 2021
	Long-Term Rating
	AA	A	Total
Unsecured Liquidity Investments
Interest-bearing deposits	$—	$374	$374
Federal funds sold	1,238	4,937	6,175
Total unsecured liquidity investments	1,238	5,311	6,549
Guaranteed/Secured Liquidity Investments
Securities purchased under agreements to resell	437	—	437
U.S. Treasury obligations	9,240	—	9,240
GSE obligations	1,929	—	1,929
Total guaranteed/secured liquidity investments	11,606	—	11,606
Total liquidity investments	$12,844	$5,311	$18,155

	December 31, 2020
	Long-Term Rating
	AA	A	Total
Unsecured Liquidity Investments
Interest-bearing deposits	$—	$555	$555
Federal funds sold	500	3,740	4,240
Total unsecured liquidity investments	500	4,295	4,795
Guaranteed/Secured Liquidity Investments
Securities purchased under agreements to resell	1,818	—	1,818
U.S. Treasury obligations	8,404	—	8,404
GSE obligations	2,268	—	2,268
Total guaranteed/secured liquidity investments	12,490	—	12,490
Total liquidity investments	$12,990	$4,295	$17,285

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

(In millions)	June 30, 2021
	Counterparty Rating
Domicile of Counterparty	AA	A	Total
Domestic	$—	$374	$374
U.S. branches and agency offices of foreign commercial banks:
Canada	388	1,496	1,884
Sweden	—	1,496	1,496
Australia	—	748	748
Netherlands	—	748	748
Norway	600	—	600
Finland	250	—	250
Germany	—	249	249
France	—	200	200
Total U.S. branches and agency offices of foreign commercial banks	1,238	4,937	6,175
Total unsecured investment credit exposure	$1,238	$5,311	$6,549

The following table presents the remaining contractual maturity of our unsecured investment credit exposure by the domicile of the counterparty or the domicile of the counterparty's immediate parent for U.S. branches and agency offices of foreign commercial banks.

(In millions)	June 30, 2021
Domicile of Counterparty	Overnight	Total
Domestic	$374	$374
U.S. branches and agency offices of foreign commercial banks:
Canada	1,884	1,884
Sweden	1,496	1,496
Australia	748	748
Netherlands	748	748
Norway	600	600
Finland	250	250
Germany	249	249
France	200	200
Total U.S. branches and agency offices of foreign commercial banks	6,175	6,175
Total unsecured investment credit exposure	$6,549	$6,549

We are prohibited by Finance Agency regulation from investing in financial instruments issued by non-U.S. entities. Furthermore, we restrict a significant portion of unsecured lending to overnight maturities, which further limits credit risk exposure.

MBS:
GSE MBS
At June 30, 2021, $7.8 billion of MBS held were GSE securities issued by Fannie Mae and Freddie Mac, which provide credit safeguards by guaranteeing either timely or ultimate payments of principal and interest. We believe that the conservatorships of Fannie Mae and Freddie Mac lower the chance that they would not be able to fulfill their credit guarantees and that the securities issued by these two GSEs are effectively government guaranteed. In addition, based on the data available to us and our purchase practices, we believe that most of the mortgage loans backing our GSE MBS are of high quality with acceptable credit performance.

MBS Issued by Other Government Agencies
We also invest in MBS issued and guaranteed by Ginnie Mae. These investments totaled $1.1 billion at June 30, 2021. We believe that the strength of Ginnie Mae's guarantee and backing by the full faith and credit of the U.S. government is sufficient to protect us against credit losses on these securities.

Derivatives
Credit Risk Exposure: We mitigate most of the credit risk exposure resulting from derivative transactions through collateralization or use of daily settled contracts. The table below presents the lowest long-term counterparty credit ratings provided by Standard & Poor's, Moody's, and/or Fitch Advisory Services for derivative positions to which we had credit risk exposure at June 30, 2021. The historical or current ratings displayed in this table should not be taken as an indication of future ratings.

(In millions)
	Total Notional	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged to (from) Counterparties	Net Credit Exposure to Counterparties
Nonmember counterparties:
Asset positions with credit exposure:
Cleared derivatives (1)	$736	$—	$3	$3
Liability positions with credit exposure:
Uncleared derivatives:
A-rated	148	(1)	1	—
Total uncleared derivatives	148	(1)	1	—
Cleared derivatives (1)	20,973	(5)	216	211
Total derivative positions with credit exposure to nonmember counterparties	21,857	(6)	220	214
Member institutions (2)	506	2	—	2
Total	$22,363	$(4)	$220	$216
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

At June 30, 2021, the net exposure of uncleared derivatives with residual credit risk exposure was less than $1 million. If interest rates rise or the composition of our derivatives change resulting in an increase to our gross exposure to uncleared derivatives, the contractual collateral provisions in these derivatives would limit our net exposure to acceptable levels.

Although we cannot predict if we will realize credit risk losses from any of our derivatives counterparties, we believe that all of the counterparties will be able to continue making timely interest payments and, more generally, to continue to satisfy the terms and conditions of their derivative contracts with us. As of June 30, 2021, we had $0.4 billion of notional principal of interest rate swaps with a subsidiary of our member, JPMorgan Chase Bank, N.A., which also had outstanding credit services with us.

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

We believe our liquidity position, as well as that of the System, continued to be strong during the first six months of 2021. Our overall ability to effectively fund our operations through debt issuances remained sufficient. Investor demand for System debt was robust in the first six months of 2021, as investors continued to prefer short-term, high-quality money market instruments. We believe the possibility of a liquidity or funding crisis in the System that would impair our ability to participate, on a cost-effective basis, in issuances of debt, service outstanding debt, maintain adequate capitalization, or pay competitive dividends is remote.

The System works collectively to manage and monitor the System-wide liquidity and funding risks. Liquidity risk includes the risk that the System could have difficulty rolling over short-term Obligations when market conditions change, also called refinancing risk. The System has a large reliance on short-term funding; therefore, it has a sharp focus on managing liquidity risk to very low levels. As shown on the Statements of Cash Flows, in the first six months of 2021, our portion of the System's debt issuances totaled $99.6 billion for Discount Notes and $19.8 billion for Bonds. Access to short-term debt markets has been reliable because investors, driven by liquidity preferences and risk aversion, have sought the System’s short-term debt, which has resulted in strong demand for debt maturing in one year or less.

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

The Finance Agency establishes the expectations with respect to the maintenance of sufficient liquidity without access to the capital markets for a specified number of days, which was set as a period of between 10 to 30 calendar days in the base case. Under these expectations, all Advance maturities are assumed to renew, unless the Advances relate to former members who are ineligible to borrow new Advances. The maintenance of sufficient liquidity is intended to provide additional assurance that we can continue to provide Advances and Letters of Credit to members over an extended period without access to the capital markets. As of June 30, 2021, our days of positive daily cash balances were within these expectations.

The Finance Agency also provides guidance related to asset/liability maturity funding gap limits. Funding gap metrics measure the difference between assets and liabilities that are scheduled to mature during a specified period of time and are expressed as a percentage of total assets. Although subject to change depending on conditions in the financial markets, the current regulatory requirement for funding gaps is between -10 percent to -20 percent for the three-month maturity horizon and is between -25 percent to -35 percent for the one-year maturity horizon. As of June 30, 2021, we were operating within those limits.

To support our member deposits, we also must meet a statutory deposit reserve requirement. The sum of our investments in obligations of the United States, deposits in eligible banks or trust companies, and Advances with a final maturity not exceeding five years must equal or exceed the current amount of member deposits. The following table presents the components of this liquidity requirement.

(In millions)	June 30, 2021	December 31, 2020
Deposit Reserve Requirement
Total Eligible Deposit Reserves	$35,680	$37,185
Total Member Deposits	(1,336)	(1,327)
Excess Deposit Reserves	$34,344	$35,858

Off-Balance Sheet Arrangements
The following table summarizes our off-balance sheet items at June 30, 2021. For more information, see Note 15 of the Notes to Unaudited Financial Statements.

(In millions)	< 1 year	1 < 3 years	3 < 5 years	> 5 years	Total
Off-balance sheet items (1)
Standby Letters of Credit	$33,933	$1,165	$68	$—	$35,166
Standby bond purchase agreements	16	15	—	—	31
Consolidated Obligations traded, not yet settled	100	—	425	75	600
Total off-balance sheet items	$34,049	$1,180	$493	$75	$35,797
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

Operational Risks

There were no material developments regarding our operational risk exposure during the first six months of 2021.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes in the first six months of 2021 to our critical accounting policies and estimates. Our critical accounting policies and estimates are described in detail in our 2020 Annual Report on Form 10-K.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Information required by this Item is set forth under the caption “Quantitative and Qualitative Disclosures About Risk Management” in Part I, Item 2, of this Report.

Item 4.    Controls and Procedures.

DISCLOSURE CONTROLS AND PROCEDURES

As of June 30, 2021, the FHLB's management, including its principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, these two officers each concluded that, as of June 30, 2021, the FHLB maintained effective disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that it files under the Exchange Act is (1) accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As of June 30, 2021, the FHLB's management, including its principal executive officer and principal financial officer, evaluated the FHLB's internal control over financial reporting. Based upon that evaluation, these two officers each concluded that there were no changes in the FHLB's internal control over financial reporting that occurred during the quarter ended June 30, 2021 that materially affected, or are reasonably likely to materially affect, the FHLB's internal control over financial reporting.

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
(1)     Numbers coincide with Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 5th day of August 2021.

FEDERAL HOME LOAN BANK OF CINCINNATI
(Registrant)

By:	/s/ Andrew S. Howell
Andrew S. Howell
President and Chief Executive Officer
(principal executive officer)

By:	/s/ Stephen J. Sponaugle
Stephen J. Sponaugle
Executive Vice President - Chief Financial Officer
(principal financial officer)