Form 10-Q
period 2021-09-30
Federal Home Loan Bank of Cincinnati
filed 2021-11-10
CIK 1326771

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
☐ Yes   ☒ No
The capital stock of the registrant is not listed on any securities exchange or quoted on any automated quotation system, only may be owned by members and former members and is transferable only at its par value of $100 per share. As of October 31, 2021, the registrant had 24,705,101 shares of capital stock outstanding, which included stock classified as mandatorily redeemable.

Page 1 of	78

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CONDITION
(Unaudited)

(In thousands, except par value)

	September 30, 2021	December 31, 2020
ASSETS
Cash and due from banks	$20,295	$2,984,073
Interest-bearing deposits	335,075	555,104
Securities purchased under agreements to resell	289,600	1,818,268
Federal funds sold	5,715,000	4,240,000
Investment securities:
Trading securities	7,108,446	10,488,124
Available-for-sale securities (amortized cost of $3,826,002 and $286,869 at September 30, 2021 and December 31, 2020, respectively)	3,853,974	291,587
Held-to-maturity securities (includes $0 and $0 pledged as collateral at September 30, 2021 and December 31, 2020, respectively, that may be repledged) (a)	10,004,477	9,648,171
Total investment securities	20,966,897	20,427,882
Advances (includes $25,918 and $27,202 at fair value under fair value option at September 30, 2021 and December 31, 2020, respectively)	22,792,786	25,362,003
Mortgage loans held for portfolio, net of allowance for credit losses of $248 and $248 at September 30, 2021 and December 31, 2020, respectively	7,687,610	9,548,506
Accrued interest receivable	105,684	113,701
Derivative assets	245,787	215,888
Other assets, net	22,808	30,814
TOTAL ASSETS	$58,181,542	$65,296,239
LIABILITIES
Deposits	$1,525,337	$1,327,202
Consolidated Obligations:
Discount Notes (includes $4,873,353 and $0 at fair value under fair value option at September 30, 2021 and December 31, 2020, respectively)	26,609,080	27,500,244
Bonds (includes $2,152,204 and $2,262,388 at fair value under fair value option at September 30, 2021 and December 31, 2020, respectively)	24,686,178	31,996,311
Total Consolidated Obligations	51,295,258	59,496,555
Mandatorily redeemable capital stock	12,855	19,454
Accrued interest payable	62,900	77,521
Affordable Housing Program payable	89,868	110,772
Derivative liabilities	3,197	3,813
Other liabilities	1,464,610	331,008
Total liabilities	54,454,025	61,366,325
Commitments and contingencies
CAPITAL
Capital stock Class B putable ($100 par value); issued and outstanding shares: 24,287 shares at September 30, 2021 and 26,409 shares at December 31, 2020	2,428,747	2,640,863
Retained earnings:
Unrestricted	782,159	802,715
Restricted	506,294	501,321
Total retained earnings	1,288,453	1,304,036
Accumulated other comprehensive loss	10,317	(14,985)
Total capital	3,727,517	3,929,914
TOTAL LIABILITIES AND CAPITAL	$58,181,542	$65,296,239
(a)Fair values: $10,098,282 and $9,792,136 at September 30, 2021 and December 31, 2020, respectively.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF INCOME
(Unaudited)

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
INTEREST INCOME:
Advances	$30,688	$63,974	$103,219	$394,578
Prepayment fees on Advances, net	2,229	7,509	8,629	25,103
Interest-bearing deposits	154	442	535	4,202
Securities purchased under agreements to resell	72	290	339	10,680
Federal funds sold	1,436	1,541	3,982	30,621
Investment securities:
Trading securities	47,260	66,281	158,982	201,876
Available-for-sale securities	2,296	271	3,975	4,286
Held-to-maturity securities	23,796	36,516	77,939	153,199
Total investment securities	73,352	103,068	240,896	359,361
Mortgage loans held for portfolio	42,515	62,429	125,359	225,837
Loans to other FHLBanks	—	—	—	60
Total interest income	150,446	239,253	482,959	1,050,442
INTEREST EXPENSE:
Consolidated Obligations:
Discount Notes	2,624	26,299	9,853	285,755
Bonds	83,704	119,748	266,479	435,543
Total Consolidated Obligations	86,328	146,047	276,332	721,298
Deposits	100	174	348	3,348
Mandatorily redeemable capital stock	70	(76)	274	978
Total interest expense	86,498	146,145	276,954	725,624
NET INTEREST INCOME	63,948	93,108	206,005	324,818
NON-INTEREST INCOME (LOSS):
Net gains (losses) on investment securities	(50,642)	(42,136)	(204,891)	319,866
Net gains (losses) on financial instruments held under fair value option	1,301	10,687	7,808	(14,402)
Net gains (losses) on derivatives and hedging activities	5,924	19,708	66,989	(308,230)
Letters of Credit fees	6,475	3,726	18,918	9,430
Other, net	478	544	1,307	1,529
Total non-interest income (loss)	(36,464)	(7,471)	(109,869)	8,193
NON-INTEREST EXPENSE:
Compensation and benefits	10,698	12,356	35,687	37,647
Other operating expenses	5,522	4,789	16,706	15,860
Finance Agency	1,879	1,629	5,637	4,886
Office of Finance	1,315	1,331	3,757	4,034
Other	1,629	1,766	6,690	7,742
Total non-interest expense	21,043	21,871	68,477	70,169
INCOME BEFORE ASSESSMENTS	6,441	63,766	27,659	262,842
Affordable Housing Program assessments	651	6,369	2,793	26,382
NET INCOME	$5,790	$57,397	$24,866	$236,460
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$5,790	$57,397	$24,866	$236,460
Other comprehensive income adjustments:
Net unrealized gains (losses) on available-for-sale securities	11,607	3,504	23,254	2,621
Pension and postretirement benefits	696	572	2,048	1,716
Total other comprehensive income (loss) adjustments	12,303	4,076	25,302	4,337
Comprehensive income	$18,093	$61,473	$50,168	$240,797

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CAPITAL
(Unaudited)

(In thousands)	Capital Stock Class B - Putable		Retained Earnings			Accumulated Other Comprehensive	Total
	Shares	Par Value	Unrestricted	Restricted	Total	Loss	Capital
BALANCE, JUNE 30, 2020	38,131	$3,813,110	$765,084	$481,861	$1,246,945	$(16,133)	$5,043,922
Comprehensive income (loss)			45,918	11,479	57,397	4,076	61,473
Proceeds from sale of capital stock	214	21,389					21,389
Repurchase of capital stock	(9,000)	(900,000)					(900,000)
Cash dividends on capital stock			(22,051)		(22,051)		(22,051)
BALANCE, SEPTEMBER 30, 2020	29,345	$2,934,499	$788,951	$493,340	$1,282,291	$(12,057)	$4,204,733

BALANCE, JUNE 30, 2021	27,184	$2,718,430	$791,390	$505,136	$1,296,526	$(1,986)	$4,012,970
Comprehensive income (loss)			4,632	1,158	5,790	12,303	18,093
Proceeds from sale of capital stock	309	30,896					30,896
Repurchase of capital stock	(3,200)	(320,000)					(320,000)
Net shares reclassified to mandatorily redeemable capital stock	(6)	(579)					(579)
Cash dividends on capital stock			(13,863)		(13,863)		(13,863)
BALANCE, SEPTEMBER 30, 2021	24,287	$2,428,747	$782,159	$506,294	$1,288,453	$10,317	$3,727,517

(In thousands)	Capital Stock Class B - Putable		Retained Earnings			Accumulated Other Comprehensive	Total
	Shares	Par Value	Unrestricted	Restricted	Total	Loss	Capital
BALANCE, DECEMBER 31, 2019	33,664	$3,366,428	$648,374	$446,048	$1,094,422	$(16,394)	$4,444,456
Adjustment for cumulative effect of accounting change			366		366		366
Comprehensive income (loss)			189,168	47,292	236,460	4,337	240,797
Proceeds from sale of capital stock	21,256	2,125,590					2,125,590
Repurchase of capital stock	(20,000)	(2,000,000)					(2,000,000)
Net shares reclassified to mandatorily redeemable capital stock	(5,575)	(557,519)					(557,519)
Partial recovery of prior capital distribution to Financing Corporation			16,533		16,533		16,533
Cash dividends on capital stock			(65,490)		(65,490)		(65,490)
BALANCE, SEPTEMBER 30, 2020	29,345	$2,934,499	$788,951	$493,340	$1,282,291	$(12,057)	$4,204,733

BALANCE, DECEMBER 31, 2020	26,409	$2,640,863	$802,715	$501,321	$1,304,036	$(14,985)	$3,929,914
Comprehensive income (loss)			19,893	4,973	24,866	25,302	50,168
Proceeds from sale of capital stock	10,358	1,035,868					1,035,868
Repurchase of capital stock	(11,864)	(1,186,402)					(1,186,402)
Net shares reclassified to mandatorily redeemable capital stock	(616)	(61,582)					(61,582)
Cash dividends on capital stock			(40,449)		(40,449)		(40,449)
BALANCE, SEPTEMBER 30, 2021	24,287	$2,428,747	$782,159	$506,294	$1,288,453	$10,317	$3,727,517

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CASH FLOWS
(Unaudited)

(In thousands)	Nine Months Ended September 30,
	2021	2020
OPERATING ACTIVITIES:
Net income	$24,866	$236,460
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	68,026	37,313
Net change in derivative and hedging activities	155,958	(183,733)
Net change in fair value adjustments on trading securities	204,891	(319,866)
Net change in fair value adjustments on financial instruments held under fair value option	(7,808)	14,402
Other adjustments, net	667	798
Net change in:
Accrued interest receivable	8,024	38,140
Other assets	6,353	3,135
Accrued interest payable	(23,656)	(56,937)
Other liabilities	(22,601)	17,125
Total adjustments	389,854	(449,623)
Net cash provided by (used in) operating activities	414,720	(213,163)

INVESTING ACTIVITIES:
Net change in:
Interest-bearing deposits	244,522	(260,047)
Securities purchased under agreements to resell	1,528,668	(105,110)
Federal funds sold	(1,475,000)	(3,872,000)
Premises, software, and equipment	(833)	(1,265)
Trading securities:
Proceeds from maturities	1,000,097	5,135,034
Proceeds from sale	2,174,690	—
Purchases	—	(4,499,939)
Available-for-sale securities:
Proceeds from maturities	—	1,810,000
Purchases	(3,301,754)	(550,267)
Held-to-maturity securities:
Proceeds from maturities	2,270,257	2,437,476
Purchases	(1,768,566)	(75,604)
Advances:
Repaid	307,504,422	470,292,647
Originated	(305,113,614)	(449,675,012)
Mortgage loans held for portfolio:
Principal collected	2,927,342	2,942,372
Purchases	(1,138,756)	(2,432,823)
Net cash provided by (used in) investing activities	4,851,475	21,145,462

The accompanying notes are an integral part of these financial statements.

(continued from previous page)
FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CASH FLOWS
(Unaudited)

(In thousands)	Nine Months Ended September 30,
	2021	2020
FINANCING ACTIVITIES:
Net change in deposits and pass-through reserves	$198,285	$284,032
Net proceeds (payments) on derivative contracts with financing elements	—	(1,394)
Net proceeds from issuance of Consolidated Obligations:
Discount Notes	147,066,103	232,873,177
Bonds	26,224,969	35,649,162
Payments for maturing and retiring Consolidated Obligations:
Discount Notes	(147,951,166)	(255,247,967)
Bonds	(33,509,000)	(32,661,065)
Proceeds from issuance of capital stock	1,035,868	2,125,590
Payments for repurchase of capital stock	(1,186,402)	(2,000,000)
Payments for repurchase/redemption of mandatorily redeemable capital stock	(68,181)	(561,527)
Cash dividends paid	(40,449)	(65,490)
Partial recovery of prior capital distribution to Financing Corporation	—	16,533
Net cash provided by (used in) financing activities	(8,229,973)	(19,588,949)
Net increase (decrease) in cash and due from banks	(2,963,778)	1,343,350
Cash and due from banks at beginning of the period	2,984,073	20,608
Cash and due from banks at end of the period	$20,295	$1,363,958
Supplemental Disclosures:
Interest paid	$306,978	$830,682
Affordable Housing Program payments, net	$23,697	$25,922

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

Note 1 - Basis of Presentation

The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of financial statements in accordance with GAAP requires management to make assumptions and estimates. These assumptions and estimates affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. Actual results could differ from these estimates. The interim financial statements presented are unaudited, but they include all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations, and cash flows for such periods. These financial statements do not include all disclosures associated with annual financial statements and accordingly should be read in conjunction with the audited financial statements and notes included in the FHLB's Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission (SEC). Results for the nine months ended September 30, 2021 are not necessarily indicative of operating results for the full year.

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

Note 2 - Recently Issued and Adopted Accounting Guidance

Facilitation of the Effects of Reference Rate Reform on Financial Reporting, as amended. On March 12, 2020, the Financial Accounting Standards Board (FASB) issued temporary, optional guidance to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying GAAP to transactions affected by reference rate reform if certain criteria are met. The transactions primarily include (1) contract modifications, (2) hedging relationships, and (3) sale and/or transfer of debt securities classified as held-to-maturity. This guidance became effective immediately, and the FHLB may elect to apply the amendments through December 31, 2022. The FHLB either elected or plans to elect the majority of the optional expedients and exceptions provided; however, the full effect on the FHLB's financial condition, results of operations and cash flows has not yet been determined. In particular, during the fourth quarter of

2020, the FHLB elected optional practical expedients specific to the discounting transition on a retrospective basis, which did not have a material effect.

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

Federal funds sold are unsecured loans that are generally transacted on an overnight term. Finance Agency regulations include a limit on the amount of unsecured credit the FHLB may extend to a counterparty. At September 30, 2021 and December 31, 2020, all investments in interest-bearing deposits and Federal funds sold were repaid or expected to be repaid according to the contractual terms. No allowance for credit losses was recorded for these assets at September 30, 2021 and December 31, 2020. Carrying values of interest-bearing deposits and Federal funds sold exclude accrued interest receivable of (in thousands) $38 and $10 as of September 30, 2021, and $72 and $10 as of December 31, 2020.

Securities purchased under agreements to resell are short-term and are structured such that they are evaluated regularly to determine if the market value of the underlying securities decreases below the market value required as collateral (i.e., subject to collateral maintenance provisions). If so, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash, generally by the next business day. Based upon the collateral held as security and collateral maintenance provisions with counterparties, the FHLB determined that no allowance for credit losses was needed for its securities purchased under agreements to resell at September 30, 2021 and December 31, 2020. The carrying value of securities purchased under agreements to resell excludes accrued interest receivable of (in thousands) $9 and $13 as of September 30, 2021 and December 31, 2020.

Debt Securities

The FHLB invests in debt securities, which are classified as either trading, available-for-sale, or held-to-maturity. The FHLB is prohibited by Finance Agency regulations from purchasing certain higher-risk securities, such as equity securities and debt instruments that are not investment quality, other than certain investments targeted at low-income persons or communities and instruments that experienced credit deterioration after their purchase by the FHLB. As of September 30, 2021, the FHLB had debt securities that were purchased, but not yet settled. The related payable for these securities of (in thousands) $1,137,344 was included in other liabilities on the Statements of Condition.

Trading Securities

Table 3.1 - Trading Securities by Major Security Types (in thousands)

Fair Value	September 30, 2021	December 31, 2020
Non-mortgage-backed securities (non-MBS):
U.S. Treasury obligations	$5,338,124	$8,362,211
GSE obligations	1,770,088	2,125,580
Total non-MBS	7,108,212	10,487,791
Mortgage-backed securities (MBS):
U.S. obligation single-family MBS	234	333
Total	$7,108,446	$10,488,124

Table 3.2 - Net Gains (Losses) on Trading Securities (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net unrealized gains (losses) on trading securities held at period end	$(19,324)	$(38,866)	$(163,166)	$323,136
Net gains (losses) on trading securities sold/matured during the period	(31,318)	(3,270)	(41,725)	(3,270)
Net gains (losses) on trading securities	$(50,642)	$(42,136)	$(204,891)	$319,866

Available-for-Sale Securities

Table 3.3 - Available-for-Sale Securities by Major Security Types (in thousands)

	September 30, 2021
	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-MBS:
U.S. Treasury obligations	$3,474,069	$21,982	$—	$3,496,051
GSE obligations	134,743	2,347	—	137,090
Total non-MBS	3,608,812	24,329	—	3,633,141
MBS:
GSE multi-family MBS	217,190	3,651	(8)	220,833
Total MBS	217,190	3,651	(8)	220,833
Total	$3,826,002	$27,980	$(8)	$3,853,974

	December 31, 2020
	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-MBS:
GSE obligations	$140,600	$1,802	$—	$142,402
Total non-MBS	140,600	1,802	—	142,402
MBS:
GSE multi-family MBS	146,269	2,916	—	149,185
Total MBS	146,269	2,916	—	149,185
Total	$286,869	$4,718	$—	$291,587
(1)Amortized cost of available-for-sale securities includes adjustments made to the cost basis of an investment for accretion, amortization, and/or fair value hedge accounting adjustments, and excludes accrued interest receivable of (in thousands) $7,114 and $1,242 at September 30, 2021 and December 31, 2020.

Table 3.4 summarizes the available-for-sale securities with unrealized losses, which are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

Table 3.4 - Available-for-Sale Securities in a Continuous Unrealized Loss Position (in thousands)

	September 30, 2021
	Less than 12 Months		12 Months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
GSE multi-family MBS	$47,334	$(8)	$—	$—	$47,334	$(8)
Total	$47,334	$(8)	$—	$—	$47,334	$(8)

All securities outstanding at December 31, 2020 had gross unrealized gains.

Table 3.5 - Available-for-Sale Securities by Contractual Maturity (in thousands)

	September 30, 2021		December 31, 2020
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-MBS:
Due in 1 year or less	$—	$—	$—	$—
Due after 1 year through 5 years	82,467	83,608	11,248	11,309
Due after 5 years through 10 years	3,513,889	3,536,530	116,096	117,507
Due after 10 years	12,456	13,003	13,256	13,586
Total non-MBS	3,608,812	3,633,141	140,600	142,402
MBS (1)	217,190	220,833	146,269	149,185
Total	$3,826,002	$3,853,974	$286,869	$291,587
(1)MBS are not presented by contractual maturity because their expected maturities will likely differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 3.6 - Interest Rate Payment Terms of Available-for-Sale Securities (in thousands)

	September 30, 2021	December 31, 2020
Amortized cost of non-MBS:
Fixed-rate	$3,608,812	$140,600
Total amortized cost of non-MBS	3,608,812	140,600
Amortized cost of MBS:
Fixed-rate	217,190	146,269
Total amortized cost of MBS	217,190	146,269
Total	$3,826,002	$286,869

The FHLB had no sales of securities out of its available-for-sale portfolio for the nine months ended September 30, 2021 or 2020.

Held-to-Maturity Securities

Table 3.7 - Held-to-Maturity Securities by Major Security Types (in thousands)

	September 30, 2021
	Amortized Cost (1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
Non-MBS:
U.S. Treasury obligations	$46,874	$—	$—	$46,874
Total non-MBS	46,874	—	—	46,874
MBS:
U.S. obligation single-family MBS	1,133,473	23,880	(3,980)	1,153,373
GSE single-family MBS	2,072,946	71,465	—	2,144,411
GSE multi-family MBS	6,751,184	6,000	(3,560)	6,753,624
Total MBS	9,957,603	101,345	(7,540)	10,051,408
Total	$10,004,477	$101,345	$(7,540)	$10,098,282

	December 31, 2020
	Amortized Cost (1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
Non-MBS:
U.S. Treasury obligations	$41,398	$1	$—	$41,399
Total non-MBS	41,398	1	—	41,399
MBS:
U.S. obligation single-family MBS	986,399	41,218	—	1,027,617
GSE single-family MBS	3,013,326	105,657	(2)	3,118,981
GSE multi-family MBS	5,607,048	5,146	(8,055)	5,604,139
Total MBS	9,606,773	152,021	(8,057)	9,750,737
Total	$9,648,171	$152,022	$(8,057)	$9,792,136

(1)Carrying value equals amortized cost. Amortized cost of held-to-maturity securities includes adjustments made to the cost basis of an investment for accretion and amortization and excludes accrued interest receivable of (in thousands) $7,674 and $9,609 as of September 30, 2021 and December 31, 2020.

Table 3.8 - Net Purchased Premiums Included in the Amortized Cost of MBS Classified as Held-to-Maturity (in thousands)

	September 30, 2021	December 31, 2020
Premiums	$17,403	$18,299
Discounts	(5,450)	(7,269)
Net purchased premiums	$11,953	$11,030

Table 3.9 - Held-to-Maturity Securities by Contractual Maturity (in thousands)

	September 30, 2021		December 31, 2020
Year of Maturity	Amortized Cost (1)	Fair Value	Amortized Cost (1)	Fair Value
Non-MBS:
Due in 1 year or less	$46,874	$46,874	$41,398	$41,399
Due after 1 year through 5 years	—	—	—	—
Due after 5 years through 10 years	—	—	—	—
Due after 10 years	—	—	—	—
Total non-MBS	46,874	46,874	41,398	41,399
MBS (2)	9,957,603	10,051,408	9,606,773	9,750,737
Total	$10,004,477	$10,098,282	$9,648,171	$9,792,136
(1)Carrying value equals amortized cost.
(2)MBS are not presented by contractual maturity because their expected maturities will likely differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 3.10 - Interest Rate Payment Terms of Held-to-Maturity Securities (in thousands)

	September 30, 2021	December 31, 2020
Amortized cost of non-MBS:
Fixed-rate	$46,874	$41,398
Total amortized cost of non-MBS	46,874	41,398
Amortized cost of MBS:
Fixed-rate	2,985,407	3,677,199
Variable-rate	6,972,196	5,929,574
Total amortized cost of MBS	9,957,603	9,606,773
Total	$10,004,477	$9,648,171

From time to time the FHLB may sell securities out of its held-to-maturity portfolio. These securities, generally, have less than 15 percent of the acquired principal outstanding at the time of the sale. These sales are considered maturities for the purposes of security classification. For the nine months ended September 30, 2021 and 2020, the FHLB did not sell any held-to-maturity securities.

Allowance for Credit Losses on Available-for-Sale and Held-to-Maturity Securities

The FHLB evaluates available-for-sale and held-to-maturity investment securities for credit losses on a quarterly basis. The FHLB’s available-for-sale and held-to-maturity securities are U.S. Treasury obligations, GSE obligations, and MBS issued by Fannie Mae, Freddie Mac and Ginnie Mae that are backed by single-family or multi-family mortgage loans. The FHLB only purchases securities considered investment quality. At September 30, 2021 and December 31, 2020, all available-for-sale and held-to-maturity securities were rated single-A, or above, by an NRSRO, based on the lowest long-term credit rating for each security used by the FHLB. The FHLB’s internal ratings of these securities may differ from those obtained from an NRSRO.

The FHLB evaluates individual available-for-sale securities for impairment by comparing the security’s fair value to its amortized cost. Impairment may exist when the fair value of the investment is less than its amortized cost (i.e., in an unrealized loss position). At September 30, 2021, one available-for-sale security was in an unrealized loss position. This loss is considered temporary as the FHLB expects to recover the entire amortized cost basis on this available-for-sale investment security and does not intend to sell this security nor considers it more likely than not that it will be required to sell this security before the anticipated recovery of its remaining amortized cost basis. Further, the FHLB has not experienced any payment defaults on the instrument. At December 31, 2020, no available-for-sale securities were in an unrealized loss position. As a result, no allowance for credit losses was recorded on these available-for-sale securities at September 30, 2021 and December 31, 2020.

The FHLB evaluates its held-to-maturity securities for impairment on a collective, or pooled basis, unless an individual assessment is deemed necessary because the securities do not possess similar risk characteristics. As of September 30, 2021 and December 31, 2020, the FHLB had not established an allowance for credit loss on any held-to-maturity securities because the securities: (1) were all highly-rated and/or had short remaining terms to maturity, (2) had not experienced, nor did the FHLB expect, any payment default on the instruments, and (3) in the case of U.S., GSE, or other agency obligations, carry an implicit or explicit government guarantee such that the FHLB considered the risk of nonpayment to be zero.

Note 4 - Advances

The FHLB offers a wide range of fixed- and variable-rate Advance products with different maturities, interest rates, payment characteristics and optionality. The following table presents Advance redemptions by contractual maturity, including index-amortizing Advances, which are presented according to their predetermined amortization schedules.

Table 4.1 - Advances by Redemption Term (dollars in thousands)

	September 30, 2021		December 31, 2020
Redemption Term	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$11,036,755	0.50%	$12,064,753	0.75%
Due after 1 year through 2 years	1,564,121	1.98	1,986,446	1.88
Due after 2 years through 3 years	1,652,202	2.04	1,445,139	2.15
Due after 3 years through 4 years	2,742,514	0.98	1,809,523	1.97
Due after 4 years through 5 years	2,078,476	0.95	2,361,604	1.02
Thereafter	3,542,521	1.51	5,339,932	1.34
Total principal amount	22,616,589	0.97	25,007,397	1.16
Commitment fees	(158)		(170)
Discount on Affordable Housing Program (AHP) Advances	(1,522)		(2,053)
Discounts	(1,541)		(2,046)
Hedging adjustments	180,000		358,173
Fair value option valuation adjustments and accrued interest	(582)		702
Total (1)	$22,792,786		$25,362,003
(1)Carrying values exclude accrued interest receivable of (in thousands) $18,821 and $26,426 as of September 30, 2021 and December 31, 2020.

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

Table 4.2 - Advances by Redemption Term or Next Call Date (in thousands)

Redemption Term or Next Call Date	September 30, 2021	December 31, 2020
Due in 1 year or less	$14,168,589	$15,375,354
Due after 1 year through 2 years	1,460,538	1,716,058
Due after 2 years through 3 years	1,629,502	1,434,377
Due after 3 years through 4 years	1,258,463	1,785,672
Due after 4 years through 5 years	578,476	877,504
Thereafter	3,521,021	3,818,432
Total principal amount	$22,616,589	$25,007,397

The FHLB also offers putable Advances. With a putable Advance, the FHLB effectively purchases put options from the member that allows the FHLB to terminate the Advance at predetermined dates. The FHLB normally would exercise its put option when interest rates increase relative to contractual rates.

Table 4.3 - Advances by Redemption Term or Next Put Date for Putable Advances (in thousands)

Redemption Term or Next Put Date	September 30, 2021	December 31, 2020
Due in 1 year or less	$13,474,005	$14,407,003
Due after 1 year through 2 years	1,634,121	2,146,446
Due after 2 years through 3 years	1,647,952	1,485,139
Due after 3 years through 4 years	2,727,514	1,855,273
Due after 4 years through 5 years	2,070,476	2,346,604
Thereafter	1,062,521	2,766,932
Total principal amount	$22,616,589	$25,007,397

Table 4.4 - Advances by Interest Rate Payment Terms (in thousands)

	September 30, 2021	December 31, 2020
Total fixed-rate (1)	$17,537,445	$19,195,790
Total variable-rate (1)	5,079,144	5,811,607
Total principal amount	$22,616,589	$25,007,397
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

In addition, the FHLB lends to eligible borrowers in accordance with federal law and Finance Agency regulations, which require the FHLB to obtain sufficient collateral to fully secure credit products. Under regulation, collateral eligible to secure new or renewed Advances includes:

▪one-to-four family loans (delinquent for no more than 60 days) and multi-family mortgage loans (delinquent for no more than 30 days) and securities representing such mortgages;
▪loans and securities issued and insured, or guaranteed by the U.S. government or any U.S. government agency (for example, mortgage-backed securities issued or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae);
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

Using a risk-based approach, the FHLB considers the payment status, collateralization levels, and borrower's financial condition to be indicators of credit quality for its credit products. At September 30, 2021 and December 31, 2020, the FHLB did not have any Advances that were past due, in non-accrual status or considered impaired. In addition, there were no troubled debt restructurings related to Advances of the FHLB during the nine months ended September 30, 2021 or 2020. At September 30, 2021 and December 31, 2020, the FHLB had rights to collateral on a member-by-member basis with an estimated value in excess of its outstanding extensions of credit.

Based upon the collateral held as security, its credit extension and collateral policies and the repayment history on Advances, the FHLB did not expect any credit losses on Advances as of September 30, 2021 and, therefore, no allowance for credit losses on Advances was recorded. For the same reasons, the FHLB did not record any allowance for credit losses on Advances at December 31, 2020.

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

September 30, 2021			December 31, 2020
	Principal	% of Total Principal Amount of Advances		Principal	% of Total Principal Amount of Advances
U.S. Bank, N.A.	$3,272	14%	U.S. Bank, N.A.	$4,273	17%
Third Federal Savings and Loan Association	3,090	14	Third Federal Savings and Loan Association	3,443	14
Nationwide Life Insurance Company	2,555	11	Nationwide Life Insurance Company	2,062	8
Protective Life Insurance Company	2,200	10	Protective Life Insurance Company	1,955	8
Western-Southern Life Assurance Co.	1,514	7	Western-Southern Life Assurance Co.	1,344	5
Total	$12,631	56%	Total	$13,077	52%

Note 5 - Mortgage Loans

Total mortgage loans held for portfolio represent residential mortgage loans under the Mortgage Purchase Program (MPP) that the FHLB's members originate, credit enhance, and then sell to the FHLB. The FHLB does not service any of these loans. The FHLB plans to retain its existing portfolio of mortgage loans.

Table 5.1 - Mortgage Loans Held for Portfolio (in thousands)

	September 30, 2021	December 31, 2020
Fixed rate medium-term single-family mortgage loans (1)	$670,931	$731,756
Fixed rate long-term single-family mortgage loans	6,824,625	8,584,239
Total unpaid principal balance	7,495,556	9,315,995
Premiums	172,057	208,281
Discounts	(1,198)	(1,636)
Hedging basis adjustments (2)	21,443	26,114
Total mortgage loans held for portfolio (3)	7,687,858	9,548,754
Allowance for credit losses on mortgage loans	(248)	(248)
Mortgage loans held for portfolio, net	$7,687,610	$9,548,506
(1)Medium-term is defined as a term of 15 years or less.
(2)Represents the unamortized balance of the mortgage purchase commitments' market values at the time of settlement. The market value of the commitment is included in the basis of the mortgage loan and amortized accordingly.
(3)Excludes accrued interest receivable of (in thousands) $23,430 and $30,109 at September 30, 2021 and December 31, 2020.

Table 5.2 - Mortgage Loans Held for Portfolio by Collateral/Guarantee Type (in thousands)

	September 30, 2021	December 31, 2020
Conventional mortgage loans	$7,346,936	$9,133,942
Federal Housing Administration (FHA) mortgage loans	148,620	182,053
Total unpaid principal balance	$7,495,556	$9,315,995

Table 5.3 - Members, Including Any Known Affiliates that are Members of the FHLB, and Former Members Selling Five Percent or more of Total Unpaid Principal (dollars in millions)

	September 30, 2021			December 31, 2020
	Principal	% of Total		Principal	% of Total
Union Savings Bank	$1,981	26%	Union Savings Bank	$2,826	30%
Guardian Savings Bank FSB	560	7	Guardian Savings Bank FSB	796	9
FirstBank	402	5

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

Table 5.4 - Changes in the LRA (in thousands)

Nine Months Ended
September 30, 2021
LRA at beginning of year	$246,435
Additions	13,488
Claims	(3)
Scheduled distributions	(13,194)
LRA at end of period	$246,726

Mortgage Loans Forbearance Plans. In response to the COVID-19 pandemic, which has caused economic strain on many home loan borrowers, the FHLB’s mortgage loan servicers may grant a forbearance period to borrowers who have had COVID-19 related hardships regardless of the payment status of the loan at the time of the request. Based on the most recent information received from mortgage servicers, as of September 30, 2021, there was approximately (in thousands) $24,876 in unpaid principal balance of conventional mortgage loans under a forbearance plan as a result of COVID-19, which represented less than one percent of conventional mortgage loans held for portfolio.

Payment Status of Mortgage Loans. The key credit quality indicator for conventional mortgage loans is payment status, which allows the FHLB to monitor the migration of past due loans. Past due loans are those where the borrower has failed to make a full payment of principal and interest within one month of its due date. For loans that have been granted a forbearance period as noted above, there have been no permanent changes in the contractual terms of these loans. Accordingly, when a borrower fails to make a full payment of principal and interest within one month of its due date for loans under forbearance, they are considered past due. Table 5.5 presents the payment status of conventional mortgage loans. As of September 30, 2021, (in thousands) $2,104 in unpaid principal balance of conventional loans under forbearance had a current payment status, (in thousands) $1,743 was 30 to 59 days past due, (in thousands) $1,534 was 60 to 89 days past due, and (in thousands) $19,495 was greater than 90 days past due.

Table 5.5 - Credit Quality Indicator of Conventional Mortgage Loans (in thousands)

	September 30, 2021
	Origination Year
Payment status, at amortized cost:	Prior to 2017	2017 to September 30, 2021	Total
Past due 30-59 days	$13,494	$10,006	$23,500
Past due 60-89 days	3,378	1,621	4,999
Past due 90 days or more	15,460	17,849	33,309
Total past due mortgage loans	32,332	29,476	61,808
Current mortgage loans	2,824,937	4,651,308	7,476,245
Total conventional mortgage loans	$2,857,269	$4,680,784	$7,538,053

	December 31, 2020
	Origination Year
Payment status, at amortized cost:	Prior to 2016	2016 to 2020	Total
Past due 30-59 days	$16,812	$19,036	$35,848
Past due 60-89 days	7,245	7,553	14,798
Past due 90 days or more	24,651	39,921	64,572
Total past due mortgage loans	48,708	66,510	115,218
Current mortgage loans	2,555,139	6,694,837	9,249,976
Total conventional mortgage loans	$2,603,847	$6,761,347	$9,365,194

Other delinquency statistics include loans in process of foreclosure, serious delinquency rates, loans past due 90 days or more and still accruing interest, and non-accrual loans. Table 5.6 presents other delinquency statistics of mortgage loans.

Table 5.6 - Other Delinquency Statistics (dollars in thousands)

	September 30, 2021
Amortized Cost:	Conventional MPP Loans	FHA Loans	Total
In process of foreclosure (1)	$4,135	$427	$4,562
Serious delinquency rate (2)	0.44%	1.93%	0.47%
Past due 90 days or more still accruing interest (3)	$31,747	$2,891	$34,638
Loans on non-accrual status	$2,607	$—	$2,607

	December 31, 2020
Amortized Cost:	Conventional MPP Loans	FHA Loans	Total
In process of foreclosure (1)	$5,031	$617	$5,648
Serious delinquency rate (2)	0.69%	3.28%	0.74%
Past due 90 days or more still accruing interest (3)	$58,881	$5,961	$64,842
Loans on non-accrual status	$6,721	$—	$6,721
(1)Includes loans where the decision of foreclosure or a similar alternative such as pursuit of deed-in-lieu has been reported. During the nine months ended September 30, 2021 and year ended December 31, 2020, there were foreclosure moratoriums in effect in response to the COVID-19 pandemic.
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

The FHLB did not have any real estate owned at September 30, 2021 or December 31, 2020.

Evaluation of Current Expected Credit Losses

Mortgage Loans - FHA. The FHLB invests in fixed-rate mortgage loans secured by one to four family residential properties insured by the FHA. The FHLB expects to recover any losses from such loans from the FHA. Any losses from these loans that are not recovered from the FHA would be caused by a claim rejection by the FHA and, as such, would be recoverable from the selling participating financial institutions. Therefore, the FHLB only has credit risk for these loans if the seller or servicer fails to pay for losses not covered by the FHA insurance. As a result, the FHLB did not record an allowance for credit losses on its FHA insured mortgage loans. Furthermore, due to the insurance, none of these mortgage loans have been placed on non-accrual status.

Mortgage Loans - Conventional MPP. Conventional loans are evaluated collectively when similar risk characteristics exist; loans that do not share risk characteristics with other pools are removed from the collective evaluation and evaluated for expected credit losses on an individual basis. For loans with similar risk characteristics, the FHLB determines the allowance for credit losses through analyses that include considering various loan portfolio and collateral-related characteristics, such as past performance, current conditions, and reasonable and supportable forecasts of expected economic conditions. The FHLB uses a model that employs a variety of methods, such as projected cash flows to estimate expected credit losses over the life of the loans. This model relies on a number of inputs, such as both current and forecasted property values and interest rates as well as historical borrower behavior experience. The FHLB’s calculation of expected credit losses includes a forecast of home prices over the entire contractual terms of its conventional loans rather than a reversion to historical home price trends after an initial forecast period. The FHLB also incorporates associated credit enhancements to determine estimated expected credit losses.

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

Table 5.7 - Allowance for Credit Losses on Conventional Mortgage Loans (in thousands)

	Three Months Ended September 30,
	2021	2020
Balance, beginning of period	$248	$264
Net charge offs	—	(22)
Balance, end of period	$248	$242

	Nine Months Ended September 30,
	2021	2020
Balance, beginning of period	$248	$711
Adjustment for cumulative effect of accounting change	—	(366)
Net charge offs	—	(103)
Balance, end of period	$248	$242

Note 6 - Derivatives and Hedging Activities

Nature of Business Activity

The FHLB is exposed to interest rate risk primarily from the effect of changes in interest rates. The goal of the FHLB's interest-rate risk management strategy is not to eliminate interest-rate risk, but to manage it within appropriate limits. To mitigate the risk of loss, the FHLB has established policies and procedures, which include guidelines on the amount of exposure to interest rate changes it is willing to accept. In addition, the FHLB monitors the risk to its interest income, net interest margin and average maturity of interest-earning assets and interest-bearing liabilities. The FHLB uses derivatives when they are considered to be the most cost-effective alternative to achieve the FHLB's financial and risk management objectives. See Note 7 - Derivatives and Hedging Activities in the FHLB's 2020 Annual Report on Form 10-K for additional information on the FHLB's derivative transactions.

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

Table 6.1 - Fair Value of Derivative Instruments (in thousands)

	September 30, 2021
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as fair value hedging instruments:
Interest rate swaps	$12,216,993	$28	$107,414
Derivatives not designated as hedging instruments:
Interest rate swaps	13,755,964	1,339	2,623
Interest rate swaptions	1,219,000	870	—
Mortgage delivery commitments	264,587	435	476
Total derivatives not designated as hedging instruments	15,239,551	2,644	3,099
Total derivatives before adjustments	$27,456,544	2,672	110,513
Netting adjustments and cash collateral (1)		243,115	(107,316)
Total derivative assets and total derivative liabilities		$245,787	$3,197

	December 31, 2020
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as fair value hedging instruments:
Interest rate swaps	$10,477,703	$272	$163,174
Derivatives not designated as hedging instruments:
Interest rate swaps	13,267,539	691	2,563
Interest rate swaptions	2,175,000	713	—
Mortgage delivery commitments	137,352	1,056	—
Total derivatives not designated as hedging instruments	15,579,891	2,460	2,563
Total derivatives before adjustments	$26,057,594	2,732	165,737
Netting adjustments and cash collateral (1)		213,156	(161,924)
Total derivative assets and total derivative liabilities		$215,888	$3,813

(1)Amounts represent the application of the netting requirements that allow the FHLB to settle positive and negative positions, and also cash collateral, including accrued interest, held or placed by the FHLB with the same clearing agent and/or counterparty. Cash collateral posted, including accrued interest, was (in thousands) $350,891 and $375,390 at September 30, 2021 and December 31, 2020. Cash collateral received, including accrued interest, was (in thousands) $460 and $310 at September 30, 2021 and December 31, 2020.

Table 6.2 presents the impact of qualifying fair value hedging relationships on net interest income as well as the total interest income (expense) by product.

Table 6.2 - Impact of Fair Value Hedging Relationships on Net Interest Income (in thousands)

	Three Months Ended September 30, 2021
	Advances	Available-for-Sale Securities	Consolidated Bonds
Total interest income (expense) recorded in the Statements of Income	$30,688	$2,296	$(83,704)
Impact of Fair Value Hedging Relationships
Interest rate swaps:
Net interest settlements	$(24,885)	$(6,317)	$270
Gain (loss) on derivatives	31,492	35,549	(208)
Gain (loss) on hedged items	(32,371)	(35,356)	201
Effect on net interest income	$(25,764)	$(6,124)	$263

	Three Months Ended September 30, 2020
	Advances	Available-for-Sale Securities	Consolidated Bonds
Total interest income (expense) recorded in the Statements of Income	$63,974	$271	$(119,748)
Impact of Fair Value Hedging Relationships
Interest rate swaps:
Net interest settlements	$(34,448)	$(813)	$477
Gain (loss) on derivatives	51,956	2,402	(591)
Gain (loss) on hedged items	(54,369)	(2,573)	591
Effect on net interest income	$(36,861)	$(984)	$477

	Nine Months Ended September 30, 2021
	Advances	Available-for-sale Securities	Consolidated Bonds
Total interest income (expense) recorded in the Statements of Income	$103,219	$3,975	$(266,479)
Impact of Fair Value Hedging Relationships
Interest rate swaps:
Net interest settlements	$(85,580)	$(10,025)	$790
Gain (loss) on derivatives	177,912	40,265	(1,034)
Gain (loss) on hedged items	(178,173)	(39,835)	1,016
Effect on net interest income	$(85,841)	$(9,595)	$772

	Nine Months Ended September 30, 2020
	Advances	Available-for-Sale Securities	Consolidated Bonds
Total interest income (expense) recorded in the Statements of Income	$394,578	$4,286	$(435,543)
Impact of Fair Value Hedging Relationships
Interest rate swaps:
Net interest settlements	$(55,405)	$(1,611)	$1,290
Gain (loss) on derivatives	(359,963)	(9,800)	1,949
Gain (loss) on hedged items	345,831	9,440	(1,852)
Effect on net interest income	$(69,537)	$(1,971)	$1,387

Table 6.3 presents the cumulative basis adjustments on hedged items designated as fair value hedges and the related amortized cost of the hedged items.

Table 6.3 - Cumulative Basis Adjustments for Fair Value Hedges (in thousands)

	September 30, 2021
	Advances	Available-for-Sale Securities	Consolidated Bonds
Amortized cost of hedged asset or liability (1)	$8,212,671	$3,826,002	$374,527
Fair value hedging adjustments
Basis adjustments for active hedging relationships included in amortized cost	$178,838	$(28,054)	$1,070
Basis adjustments for discontinued hedging relationships included in amortized cost	1,162	360	—
Total amount of fair value hedging basis adjustments	$180,000	$(27,694)	$1,070

	December 31, 2020
	Advances	Available-for-Sale Securities	Consolidated Bonds
Amortized cost of hedged asset or liability (1)	$10,483,218	$286,869	$132,852
Fair value hedging adjustments
Basis adjustments for active hedging relationships included in amortized cost	$356,624	$11,751	$2,086
Basis adjustments for discontinued hedging relationships included in amortized cost	1,549	389	—
Total amount of fair value hedging basis adjustments	$358,173	$12,140	$2,086
(1)     Includes only the portion of amortized cost representing the hedged items in fair value hedging relationships.

Table 6.4 presents net gains (losses) recorded in non-interest income (loss) on derivatives not designated as hedging instruments.

Table 6.4 - Net Gains (Losses) Recorded in Non-interest Income (Loss) on Derivatives Not Designated as Hedging Instruments (in thousands)

	Three Months Ended September 30,
	2021	2020
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	$42,661	$60,667
Interest rate swaptions	(257)	110
Forward rate agreements	—	—
Net interest settlements	(40,467)	(44,242)
Mortgage delivery commitments	3,947	3,033
Total net gains (losses) related to derivatives not designated as hedging instruments	5,884	19,568
Price alignment amount (1)	40	140
Net gains (losses) on derivatives and hedging activities	$5,924	$19,708

	Nine Months Ended September 30,
	2021	2020
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	$191,507	$(305,565)
Interest rate swaptions	157	90,626
Forward rate agreements	—	(31,935)
Net interest settlements	(129,262)	(82,239)
Mortgage delivery commitments	4,487	19,627
Total net gains (losses) related to derivatives not designated as hedging instruments	66,889	(309,486)
Price alignment amount (1)	100	1,256
Net gains (losses) on derivatives and hedging activities	$66,989	$(308,230)
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

For cleared derivatives, the Clearinghouse determines initial margin requirements and generally credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including, but not limited to, credit rating downgrades. At September 30, 2021, the FHLB was not required to post additional initial margin by its clearing agents based on credit considerations.

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

Table 6.5 presents separately the fair value of derivative instruments meeting or not meeting netting requirements, including the related collateral. At September 30, 2021 and December 31, 2020, the FHLB did not receive or pledge any non-cash collateral. Any over-collateralization under an individual clearing agent and/or counterparty level is not included in the determination of the net unsecured amount.

Table 6.5 - Offsetting of Derivative Assets and Derivative Liabilities (in thousands)

	September 30, 2021
	Derivative Instruments Meeting Netting Requirements
	Gross Recognized Amount	Gross Amount of Netting Adjustments and Cash Collateral	Derivative Instruments Not Meeting Netting Requirements (1)	Total Derivative Assets and Total Derivative Liabilities
Derivative Assets:
Uncleared	$2,071	$(1,953)	$435	$553
Cleared	166	245,068	—	245,234
Total				$245,787
Derivative Liabilities:
Uncleared	$99,201	$(96,480)	$476	$3,197
Cleared	10,836	(10,836)	—	—
Total				$3,197

	December 31, 2020
	Derivative Instruments Meeting Netting Requirements
	Gross Recognized Amount	Gross Amount of Netting Adjustments and Cash Collateral	Derivative Instruments Not Meeting Netting Requirements (1)	Total Derivative Assets and Total Derivative Liabilities
Derivative Assets:
Uncleared	$1,047	$(1,047)	$1,056	$1,056
Cleared	629	214,203	—	214,832
Total				$215,888
Derivative Liabilities:
Uncleared	$161,633	$(157,820)	$—	$3,813
Cleared	4,104	(4,104)	—	—
Total				$3,813
(1)    Represents mortgage delivery commitments that are not subject to an enforceable netting agreement.

Note 7 - Deposits

Table 7.1 - Deposits (in thousands)

	September 30, 2021	December 31, 2020
Interest-bearing:
Demand and overnight	$1,439,472	$1,190,508
Term	72,650	123,675
Other	13,215	13,019
Total interest-bearing deposits	$1,525,337	$1,327,202

Note 8 - Consolidated Obligations

Table 8.1 - Consolidated Discount Notes Outstanding (dollars in thousands)

	Book Value	Principal Amount	Weighted Average Interest Rate (1)
September 30, 2021	$26,609,080	$26,610,366	0.04%
December 31, 2020	$27,500,244	$27,502,730	0.11%
(1)Represents an implied rate without consideration of concessions.

Table 8.2 - Consolidated Bonds Outstanding by Original Contractual Maturity (dollars in thousands)

	September 30, 2021		December 31, 2020
Year of Original Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$12,741,015	0.74%	$18,676,595	0.72%
Due after 1 year through 2 years	2,919,465	2.00	2,728,885	2.38
Due after 2 years through 3 years	2,502,795	2.07	3,388,120	2.09
Due after 3 years through 4 years	2,006,730	1.81	1,793,405	2.21
Due after 4 years through 5 years	1,467,000	1.38	1,910,000	1.45
Thereafter	3,032,000	2.25	3,454,000	2.39
Total principal amount	24,669,005	1.33	31,951,005	1.32
Premiums	31,225		43,235
Discounts	(18,326)		(21,403)
Hedging adjustments	1,070		2,086
Fair value option valuation adjustment and accrued interest	3,204		21,388
Total	$24,686,178		$31,996,311

Table 8.3 - Consolidated Bonds Outstanding by Call Features (in thousands)

	September 30, 2021	December 31, 2020
Principal Amount of Consolidated Bonds:
Non-callable	$19,939,005	$26,539,005
Callable	4,730,000	5,412,000
Total principal amount	$24,669,005	$31,951,005

Table 8.4 - Consolidated Bonds Outstanding by Original Contractual Maturity or Next Call Date (in thousands)

Year of Original Contractual Maturity or Next Call Date	September 30, 2021	December 31, 2020
Due in 1 year or less	$17,261,015	$22,968,595
Due after 1 year through 2 years	2,608,465	2,823,885
Due after 2 years through 3 years	1,699,795	2,452,120
Due after 3 years through 4 years	1,055,730	1,253,405
Due after 4 years through 5 years	551,000	728,000
Thereafter	1,493,000	1,725,000
Total principal amount	$24,669,005	$31,951,005

Table 8.5 - Consolidated Bonds by Interest-rate Payment Type (in thousands)

	September 30, 2021	December 31, 2020
Principal Amount of Consolidated Bonds:
Fixed-rate	$21,219,005	$21,312,005
Variable-rate	3,450,000	10,639,000
Total principal amount	$24,669,005	$31,951,005

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

Table 9.1 - Analysis of AHP Liability (in thousands)

Balance at December 31, 2020	$110,772
Assessments (current year additions)	2,793
Subsidy uses, net	(23,697)
Balance at September 30, 2021	$89,868

Note 10 - Capital

Table 10.1 - Capital Requirements (dollars in thousands)

	September 30, 2021		December 31, 2020
	Minimum Requirement	Actual	Minimum Requirement	Actual
Risk-based capital	$727,875	$3,730,055	$539,321	$3,964,353
Capital-to-assets ratio (regulatory)	4.00%	6.41%	4.00%	6.07%
Regulatory capital	$2,327,262	$3,730,055	$2,611,850	$3,964,353
Leverage capital-to-assets ratio (regulatory)	5.00%	9.62%	5.00%	9.11%
Leverage capital	$2,909,077	$5,595,083	$3,264,812	$5,946,530

Restricted Retained Earnings. At September 30, 2021 and December 31, 2020 the FHLB had (in thousands) $506,294 and $501,321 in restricted retained earnings. These restricted retained earnings are not available to pay dividends but are available to absorb unexpected losses, if any, that an FHLBank may experience.

Table 10.2 - Mandatorily Redeemable Capital Stock Rollforward (in thousands)

Balance, December 31, 2020	$19,454
Capital stock subject to mandatory redemption reclassified from equity	61,582
Repurchase/redemption of mandatorily redeemable capital stock	(68,181)
Balance, September 30, 2021	$12,855

Table 10.3 - Mandatorily Redeemable Capital Stock by Contractual Year of Redemption (in thousands)

Contractual Year of Redemption	September 30, 2021	December 31, 2020
Year 1	$1,124	$156
Year 2	736	1,124
Year 3	1,063	2,167
Year 4	15	391
Year 5	1,626	3,142
Thereafter (1)	—	650
Past contractual redemption date due to remaining activity (2)	8,291	11,824
Total	$12,855	$19,454
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

Note 11 - Accumulated Other Comprehensive Income (Loss)

The following tables summarize the changes in accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2021 and 2020.

Table 11.1 - Accumulated Other Comprehensive Income (Loss) (in thousands)

	Net unrealized gains (losses) on available-for-sale securities	Pension and postretirement benefits	Total accumulated other comprehensive income (loss)
BALANCE, JUNE 30, 2020	$(513)	$(15,620)	$(16,133)
Other comprehensive income before reclassification:
Net unrealized gains (losses)	3,504	—	3,504
Reclassifications from other comprehensive income (loss) to net income:
Amortization - pension and postretirement benefits	—	572	572
Net current period other comprehensive income (loss)	3,504	572	4,076
BALANCE, SEPTEMBER 30, 2020	$2,991	$(15,048)	$(12,057)

BALANCE, JUNE 30, 2021	$16,365	$(18,351)	$(1,986)
Other comprehensive income before reclassification:
Net unrealized gains (losses)	11,607	—	11,607
Reclassifications from other comprehensive income (loss) to net income:
Amortization - pension and postretirement benefits	—	696	696
Net current period other comprehensive income (loss)	11,607	696	12,303
BALANCE, SEPTEMBER 30, 2021	$27,972	$(17,655)	$10,317

	Net unrealized gains (losses) on available-for-sale securities	Pension and postretirement benefits	Total accumulated other comprehensive income (loss)
BALANCE, DECEMBER 31, 2019	$370	$(16,764)	$(16,394)
Other comprehensive income before reclassification:
Net unrealized gains (losses)	2,621	—	2,621
Reclassifications from other comprehensive income (loss) to net income:
Amortization - pension and postretirement benefits	—	1,716	1,716
Net current period other comprehensive income (loss)	2,621	1,716	4,337
BALANCE, SEPTEMBER 30, 2020	$2,991	$(15,048)	$(12,057)

BALANCE, DECEMBER 31, 2020	$4,718	$(19,703)	$(14,985)
Other comprehensive income before reclassification:
Net unrealized gains (losses)	23,254	—	23,254
Reclassifications from other comprehensive income (loss) to net income:
Amortization - pension and postretirement benefits	—	2,048	2,048
Net current period other comprehensive income (loss)	23,254	2,048	25,302
BALANCE, SEPTEMBER 30, 2021	$27,972	$(17,655)	$10,317

Note 12 - Pension and Postretirement Benefit Plans

Qualified Defined Benefit Multi-employer Plan. The FHLB participates in the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra Defined Benefit Plan), a tax-qualified defined benefit pension plan. Under the Pentegra Defined Benefit Plan, contributions made by one participating employer may be used to provide benefits to employees of other participating employers because assets contributed by an employer are not segregated in a separate account or restricted to provide benefits only to employees of that employer. Also, in the event a participating employer is unable to meet its contribution requirements, the required contributions for the other participating employers could increase proportionately. The Pentegra Defined Benefit Plan covers all officers and employees of the FHLB who meet certain eligibility requirements. Contributions to the Pentegra Defined Benefit Plan charged to compensation and benefit expense were $1,413,000 and $1,594,000 in the three months ended September 30, 2021 and 2020, respectively, and $4,806,000 and $4,630,000 in the nine months ended September 30, 2021 and 2020.

Qualified Defined Contribution Plan. The FHLB also participates in the Fidelity Defined Contribution Plan, a tax-qualified, defined contribution plan. The FHLB contributes a percentage of the participants' compensation by making a matching contribution equal to a percentage of voluntary employee contributions, subject to certain IRS limitations. The FHLB contributed $324,000 and $271,000 in the three months ended September 30, 2021 and 2020, respectively, and $1,266,000 and $1,133,000 in the nine months ended September 30, 2021 and 2020.

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

Table 12.1 - Net Periodic Benefit Cost (in thousands)

	Three Months Ended September 30,
	Defined Benefit Retirement Plan		Postretirement Benefits Plan
	2021	2020	2021	2020
Net Periodic Benefit Cost
Service cost	$87	$282	$2	$3
Interest cost	319	331	28	35
Amortization of prior service benefit	(90)	—	—	—
Amortization of net loss	772	572	14	—
Net periodic benefit cost	$1,088	$1,185	$44	$38

	Nine Months Ended September 30,
	Defined Benefit Retirement Plan		Postretirement Benefits Plan
	2021	2020	2021	2020
Net Periodic Benefit Cost
Service cost	$739	$847	$6	$7
Interest cost	867	993	86	106
Amortization of prior service benefit	(90)	—	—	—
Amortization of net loss	2,098	1,716	40	—
Net periodic benefit cost	$3,614	$3,556	$132	$113

For the Defined Benefit Retirement Plan and the Postretirement Benefits Plan, the related service cost is recorded as part of Non-Interest Expense - Compensation and Benefits on the Statements of Income. The non-service related components of interest cost, amortization of prior service benefit and amortization of net loss are recorded as Non-Interest Expense - Other in the Statements of Income.

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

Table 13.1 - Financial Performance by Operating Segment (in thousands)

	Three Months Ended September 30,
	Traditional Member Finance	MPP	Total
2021
Net interest income (loss)	$72,657	$(8,709)	$63,948
Non-interest income (loss)	(40,228)	3,764	(36,464)
Non-interest expense	18,822	2,221	21,043
Income (loss) before assessments	13,607	(7,166)	6,441
Affordable Housing Program assessments	1,368	(717)	651
Net income (loss)	$12,239	$(6,449)	$5,790
2020
Net interest income	$91,957	$1,151	$93,108
Non-interest income (loss)	(10,582)	3,111	(7,471)
Non-interest expense	18,918	2,953	21,871
Income before assessments	62,457	1,309	63,766
Affordable Housing Program assessments	6,238	131	6,369
Net income	$56,219	$1,178	$57,397

	Nine Months Ended September 30,
	Traditional Member Finance	MPP	Total
2021
Net interest income (loss)	$240,902	$(34,897)	$206,005
Non-interest income (loss)	(114,459)	4,590	(109,869)
Non-interest expense	60,888	7,589	68,477
Income (loss) before assessments	65,555	(37,896)	27,659
Affordable Housing Program assessments	6,583	(3,790)	2,793
Net income (loss)	$58,972	$(34,106)	$24,866
2020
Net interest income	$295,920	$28,898	$324,818
Non-interest income (loss)	(41,540)	49,733	8,193
Non-interest expense	61,379	8,790	70,169
Income before assessments	193,001	69,841	262,842
Affordable Housing Program assessments	19,398	6,984	26,382
Net income	$173,603	$62,857	$236,460

Table 13.2 - Asset Balances by Operating Segment (in thousands)

	Assets
	Traditional Member Finance	MPP	Total
September 30, 2021	$46,897,505	$11,284,037	$58,181,542
December 31, 2020	53,356,209	11,940,030	65,296,239

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

The FHLB reviews the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain financial assets or liabilities. The FHLB did not have any transfers of assets or liabilities into or out of Level 3 of the fair value hierarchy during the nine months ended September 30, 2021 or 2020.

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

Table 14.1 - Fair Value Summary (in thousands)

	September 30, 2021
		Fair Value
Financial Instruments	Net Carrying Value	Total	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral (1)
Assets:
Cash and due from banks	$20,295	$20,295	$20,295	$—	$—	$—
Interest-bearing deposits	335,075	335,075	—	335,075	—	—
Securities purchased under agreements to resell	289,600	289,600	—	289,600	—	—
Federal funds sold	5,715,000	5,715,000	—	5,715,000	—	—
Trading securities	7,108,446	7,108,446	—	7,108,446	—	—
Available-for-sale securities	3,853,974	3,853,974	—	3,853,974	—	—
Held-to-maturity securities	10,004,477	10,098,282	—	10,098,282	—	—
Advances (2)	22,792,786	22,972,042	—	22,972,042	—	—
Mortgage loans held for portfolio	7,687,610	7,918,027	—	7,885,250	32,777	—
Accrued interest receivable	105,684	105,684	—	105,684	—	—
Derivative assets	245,787	245,787	—	2,672	—	243,115
Liabilities:
Deposits	1,525,337	1,525,292	—	1,525,292	—	—
Consolidated Obligations:
Discount Notes (3)	26,609,080	26,609,275	—	26,609,275	—	—
Bonds (4)	24,686,178	25,144,280	—	25,144,280	—	—
Mandatorily redeemable capital stock	12,855	12,855	12,855	—	—	—
Accrued interest payable	62,900	62,900	—	62,900	—	—
Derivative liabilities	3,197	3,197	—	110,513	—	(107,316)
(1)Amounts represent the application of the netting requirements that allow the FHLB to settle positive and negative positions and also cash collateral and related accrued interest held or placed by the FHLB with the same counterparty.
(2)Includes (in thousands) $25,918 of Advances recorded under the fair value option at September 30, 2021.
(3)Includes (in thousands) $4,873,353 of Consolidated Obligation Discount Notes recorded under the fair value option at September 30, 2021.
(4)Includes (in thousands) $2,152,204 of Consolidated Obligation Bonds recorded under the fair value option at September 30, 2021.

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

Fair Value Measurements.

Table 14.2 presents the fair value of financial assets and liabilities that are recorded on a recurring or nonrecurring basis at September 30, 2021 and December 31, 2020, by level within the fair value hierarchy. The FHLB records nonrecurring fair value adjustments to reflect partial write-downs on certain mortgage loans.

Table 14.2 - Fair Value Measurements (in thousands)

	Fair Value Measurements at September 30, 2021
	Total	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral (1)
Recurring fair value measurements - Assets
Trading securities:
U.S. Treasury obligations	$5,338,124	$—	$5,338,124	$—	$—
GSE obligations	1,770,088	—	1,770,088	—	—
U.S. obligation single-family MBS	234	—	234	—	—
Total trading securities	7,108,446	—	7,108,446	—	—
Available-for-sale securities:
U.S. Treasury obligations	3,496,051	—	3,496,051	—	—
GSE obligations	137,090	—	137,090	—	—
GSE multi-family MBS	220,833	—	220,833	—	—
Total available-for-sale securities	3,853,974	—	3,853,974	—	—
Advances	25,918	—	25,918	—	—
Derivative assets:
Interest rate related	245,352	—	2,237	—	243,115
Mortgage delivery commitments	435	—	435	—	—
Total derivative assets	245,787	—	2,672	—	243,115
Total assets at fair value	$11,234,125	$—	$10,991,010	$—	$243,115

Recurring fair value measurements - Liabilities
Consolidated Obligations:
Discount Notes	$4,873,353	$—	$4,873,353	$—	$—
Bonds	2,152,204	—	2,152,204	—	—
Total Consolidated Obligations	7,025,557	—	7,025,557	—	—
Derivative liabilities:
Interest rate related	2,721	—	110,037	—	(107,316)
Mortgage delivery commitments	476	—	476	—	—
Total derivative liabilities	3,197	—	110,513	—	(107,316)
Total liabilities at fair value	$7,028,754	$—	$7,136,070	$—	$(107,316)
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

Table 14.3 presents net gains (losses) recognized in earnings related to financial assets and liabilities in which the fair value option was elected during the three and nine months ended September 30, 2021 and 2020.

Table 14.3 – Fair Value Option - Financial Assets and Liabilities (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
Net Gains (Losses) from Changes in Fair Value Recognized in Earnings	2021	2020	2021	2020
Advances	$(148)	$526	$(1,283)	$704
Consolidated Discount Notes	(108)	1,222	(58)	1,060
Consolidated Bonds	1,557	8,939	9,149	(16,166)
Total net gains (losses)	$1,301	$10,687	$7,808	$(14,402)

For instruments recorded under the fair value option, the related contractual interest income, contractual interest expense and the discount amortization on Discount Notes are recorded as part of net interest income on the Statements of Income. The remaining changes in fair value for instruments in which the fair value option has been elected are recorded as “Net gains (losses) on financial instruments held under fair value option” in the Statements of Income, except for changes in fair value related to instrument specific credit risk, which are recorded in accumulated other comprehensive income in the Statement of Condition. The FHLB has determined that none of the remaining changes in fair value were related to instrument-specific credit risk for the nine months ended September 30, 2021 or 2020. In determining that there has been no change in instrument-specific credit risk period to period, the FHLB primarily considered the following factors:

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

Table 14.4 – Aggregate Unpaid Balance and Aggregate Fair Value (in thousands)

	September 30, 2021			December 31, 2020
	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Aggregate Fair Value Over/(Under) Aggregate Unpaid Principal Balance	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Aggregate Fair Value Over/(Under) Aggregate Unpaid Principal Balance
Advances	$26,500	$25,918	$(582)	$26,500	$27,202	$702
Consolidated Discount Notes	4,873,700	4,873,353	(347)	—	—	—
Consolidated Bonds	2,149,000	2,152,204	3,204	2,241,000	2,262,388	21,388

Note 15 - Commitments and Contingencies

Off-Balance Sheet Commitments. Table 15.1 represents off-balance sheet commitments at September 30, 2021 and December 31, 2020. The FHLB has deemed it unnecessary to record any liabilities for credit losses on these commitments at September 30, 2021 and December 31, 2020.

Table 15.1 - Off-Balance Sheet Commitments (in thousands)

	September 30, 2021			December 31, 2020
Notional Amount	Expire within one year	Expire after one year	Total	Expire within one year	Expire after one year	Total
Letters of Credit	$32,946,853	$507,236	$33,454,089	$27,741,220	$1,071,029	$28,812,249
Commitments for standby bond purchases	14,635	13,435	28,070	—	35,030	35,030
Commitments to purchase mortgage loans	264,587	—	264,587	137,352	—	137,352
Unsettled Consolidated Bonds, principal amount (1)	300,000	—	300,000	—	—	—
Unsettled Consolidated Discount Notes, principal amount (1)	1,016,000	—	1,016,000	321,551	—	321,551
(1)Expiration is based on settlement period rather than underlying contractual maturity of Consolidated Obligations.

The carrying value of guarantees related to Letters of Credit are recorded in other liabilities and were (in thousands) $7,948 and $8,675 at September 30, 2021 and December 31, 2020.

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

Note 16 - Transactions with Other FHLBanks

The FHLB notes all transactions with other FHLBanks on the face of its financial statements. Occasionally, the FHLB loans short-term funds to and borrows short-term funds from other FHLBanks. These loans and borrowings are transacted at then current market rates when traded. There were no such loans or borrowings outstanding at September 30, 2021 or December 31, 2020. The following table details the average daily balance of lending and borrowing between the FHLB and other FHLBanks for the nine months ended September 30, 2021 and 2020.

Table 16.1 - Lending and Borrowing Between the FHLB and Other FHLBanks (in thousands)

	Average Daily Balances for the Nine Months Ended September 30,
	2021	2020
Loans to other FHLBanks	$—	$6,569
Borrowings from other FHLBanks	183	182

In addition, the FHLB may, from time to time, assume the outstanding primary liability for Consolidated Obligations of another FHLBank (at then current market rates on the day when the transfer is traded) rather than issuing new debt for which the FHLB is the primary obligor. The FHLB then becomes the primary obligor on the transferred debt. There were no Consolidated Obligations transferred to the FHLB during the nine months ended September 30, 2021 or 2020. The FHLB had no Consolidated Obligations transferred to other FHLBanks during these periods.

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

For financial statement purposes, the FHLB defines related parties as those members with more than 10 percent of the voting interests of the FHLB capital stock outstanding. Federal statute prescribes the voting rights of members in the election of both Member and Independent directors. For Member directorships, the Finance Agency designates the number of Member directorships in a given year and an eligible voting member may vote only for candidates seeking election in its respective state. For Independent directors, the FHLB's Board of Directors nominates candidates to be placed on the ballot in an at-large election. For both Member and Independent director elections, a member is entitled to vote one share of required capital stock, subject to a statutory limitation, for each applicable directorship. Under this limitation, the total number of votes that a member may cast is limited to the average number of shares of the FHLB's capital stock that were required to be held by all members in that state as of the record date for voting. Nonmember stockholders are not eligible to vote in director elections. Due to these statutory limitations, no member owned more than 10 percent of the voting interests of the FHLB at September 30, 2021 or December 31, 2020.

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

Transactions with Directors' Financial Institutions. In the ordinary course of its business, the FHLB provides products and services to members whose officers or directors serve as directors of the FHLB (Directors' Financial Institutions). Finance Agency regulations require that transactions with Directors' Financial Institutions be made on the same terms as those with any other member. The following table reflects balances with Directors' Financial Institutions for the items indicated below. The FHLB had no MBS or derivatives transactions with Directors' Financial Institutions at September 30, 2021 or December 31, 2020.

Table 17.1 - Transactions with Directors' Financial Institutions (dollars in millions)

	September 30, 2021		December 31, 2020
	Balance	% of Total (1)	Balance	% of Total (1)
Advances	$6,195	27.4%	$7,048	28.2%
MPP	164	2.2	159	1.7
Regulatory capital stock	393	16.1	467	17.6
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

Table 17.2 - Stockholders Holding Five Percent or more of Regulatory Capital Stock (dollars in millions)

	Regulatory Capital Stock		Advance	MPP Unpaid
September 30, 2021	Balance	% of Total	Principal	Principal Balance
U.S. Bank, N.A.	$186	8%	$3,272	$10
Third Federal Savings & Loan Association	163	7	3,090	31
Nationwide Life Insurance Company	138	6	2,555	—

	Regulatory Capital Stock		Advance	MPP Unpaid
December 31, 2020	Balance	% of Total	Principal	Principal Balance
U.S. Bank, N.A.	$288	11%	$4,273	$13
JPMorgan Chase Bank, N.A.	163	6	—	—
Third Federal Savings & Loan Association	137	5	3,443	42

Nonmember Affiliates. The FHLB has relationships with three nonmember affiliates, the Kentucky Housing Corporation, the Ohio Housing Finance Agency and the Tennessee Housing Development Agency. The FHLB had no investments in or borrowings to any of these nonmember affiliates at September 30, 2021 or December 31, 2020. The FHLB has executed standby bond purchase agreements with the Ohio Housing Finance Agency whereby the FHLB, for a fee, agrees as a liquidity provider if required, to purchase and hold the authority's bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bond according to a schedule established by the standby agreement. During the first nine months of 2021 and 2020, the FHLB was not required to purchase any bonds under these agreements.

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

▪uncertainties relating to the phasing out of the London InterBank Offered Rate (LIBOR) that could impact our mortgage-backed securities (MBS) investments, Advances, derivatives, and collateral;

▪the ability to attract and retain skilled management and other key employees;

▪the ability to develop, secure and support technology and information systems that help effectively manage the risks we face (including cybersecurity risks);

▪the risk of loss arising from failures or interruptions in our ongoing business operations, internal controls, information systems or other operating technologies;

▪the ability to successfully manage new products and services; and

▪the risk of loss arising from litigation filed against us or one or more other FHLBanks.

We do not undertake any obligation to update any forward-looking statements made in this document.

EXECUTIVE OVERVIEW

The following table presents selected Statement of Condition data, Statement of Income data and financial ratios for the periods indicated.

(Dollars in millions)	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020
STATEMENT OF CONDITION DATA AT PERIOD END:
Total assets	$58,182	$58,872	$60,634	$65,296	$74,077
Advances	22,793	23,587	24,365	25,362	27,101
Mortgage loans held for portfolio	7,688	7,717	8,599	9,549	10,671
Investments (1)	27,306	27,096	24,209	27,041	34,514
Consolidated Obligations:
Discount Notes	26,609	21,180	26,873	27,500	26,668
Bonds	24,686	31,678	27,798	31,997	41,432
Total Consolidated Obligations	51,295	52,858	54,671	59,497	68,100
Mandatorily redeemable capital stock	13	14	15	19	17
Capital:
Capital stock - putable	2,429	2,718	2,748	2,641	2,935
Retained earnings	1,288	1,297	1,309	1,304	1,282
Accumulated other comprehensive loss	11	(2)	(12)	(15)	(12)
Total capital	3,728	4,013	4,045	3,930	4,205
STATEMENT OF INCOME DATA FOR THE QUARTER:
Net interest income	$64	$66	$76	$81	$93
Non-interest income (loss)	(36)	(42)	(32)	(15)	(7)
Non-interest expense	21	24	23	22	22
Affordable Housing Program assessments	1	—	2	4	7
Net income	$6	$—	$19	$40	$57
FINANCIAL RATIOS FOR THE QUARTER:
Weighted average dividend rate (2)	2.00%	2.00%	2.00%	2.00%	2.00%
Return on average equity	0.60	0.03	1.96	3.93	4.70
Return on average assets	0.04	—	0.12	0.23	0.26
Net interest margin (3)	0.44	0.43	0.49	0.48	0.43
Average equity to average assets	6.62	6.59	6.13	5.97	5.61
Regulatory capital ratio (4)	6.41	6.84	6.72	6.07	5.72
Operating expense to average assets (5)	0.111	0.112	0.121	0.104	0.079
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

Recent Developments

COVID-19 Pandemic
The global outbreak of COVID-19 has impacted communities and businesses worldwide, including those in the Fifth District. The effects of COVID-19 continue to evolve, and the full impact and duration of the virus are unknown. Throughout the COVID-19 pandemic, we have continued to fulfill our mission of providing robust access to a key source of readily available and competitively priced wholesale funding to member financial institutions and supporting our commitment to affordable housing and community investment, while maintaining strong capital and liquidity positions. We continue to monitor the effects of COVID-19 and are committed to assisting members and their communities as impacts related to the pandemic continue to unfold.

Financial Condition

Mission Asset Activity
Mission Assets, which we define as Advances, Letters of Credit, and total MPP are the primary means by which we fulfill our mission with direct connections to members. We regularly monitor our balance sheet concentration of Mission Asset Activity. One measure we use to assess mission achievement is our Primary Mission Asset ratio, which measures the sum of average Advances and mortgage loans as a percentage of average Consolidated Obligations (adjusted for certain high-quality liquid assets, as permitted by regulation). In the first nine months of 2021, the Primary Mission Asset ratio averaged 69 percent, slightly below the Finance Agency's preferred ratio of 70 percent. In assessing overall mission achievement, we also consider supplemental sources of Mission Asset Activity, the most significant of which is Letters of Credit issued for the benefit of members.

The following table summarizes our Mission Asset Activity.

	Ending Balances			Average Balances
	September 30,		December 31,	Nine Months Ended September 30,		Year Ended December 31,
(In millions)	2021	2020	2020	2021	2020	2020
Mission Asset Activity:
Advances (principal)	$22,617	$26,648	$25,007	$23,987	$48,726	$42,917
MPP:
Mortgage loans held for portfolio (principal)	7,496	10,413	9,316	8,077	11,370	10,995
Mandatory Delivery Contracts (notional) (1)	265	145	137	251	406	338
Total MPP	7,761	10,558	9,453	8,328	11,776	11,333
Letters of Credit (notional) (1)	33,454	23,011	28,812	33,861	18,333	20,141
Total Mission Asset Activity	$63,832	$60,217	$63,272	$66,176	$78,835	$74,391
(1)Amounts represent off-balance sheet commitments.

At September 30, 2021, 60 percent of members held Mission Asset Activity, which was relatively stable compared to prior periods. The balance of Mission Asset Activity was $63.8 billion at September 30, 2021, an increase of $0.6 billion (one percent) from year-end 2020, which was driven by higher Letters of Credit balances. The increase in Letters of Credit was primarily due to members using them to secure elevated levels of public unit deposits. We normally earn fees on Letters of Credit based on the actual average amount of the Letters utilized, which generally is less than the notional amount issued. Advance principal balances decreased $2.4 billion (10 percent) from year-end 2020. Advance balances have remained below pre-pandemic levels in the first nine months of 2021 due to increased liquidity in the financial markets and increased deposit levels at member institutions.

Average principal Advance balances for the nine months ended September 30, 2021 decreased $24.7 billion (51 percent) compared to the same period of 2020. Advance balances in the first quarter of 2020 were significantly higher as members sought additional liquidity during the onset of the COVID-19 pandemic. However, most of these Advances matured or were prepaid by the end of 2020, and as noted above, the demand for Advances has remained low. We expect reduced demand for Advances from many of our members will continue in the near future.

Advance balances are often volatile due to members' ability to quickly, normally on the same day, increase or decrease their amount of Advances. We believe that a key benefit of membership comes from our business model as a wholesale lender GSE, which provides members flexibility in their Advance funding levels and helps support their asset-liability management needs. We act as a readily available source of funding for our members. Our business model is designed to support significant changes in asset levels without having to undergo material changes in staffing, operations, risk practices, or general resource needs. A key reason for this scalability is that our Capital Plan provides for additional capital when Advances grow and the opportunity for us to retire capital when Advances decline, thereby acting, along with our efficient level of operating expenses, to preserve competitive profitability.

The MPP principal balance fell $1.8 billion (20 percent) from year-end 2020. During the first nine months of 2021, we purchased $1.1 billion of mortgage loans, while principal reductions of $2.9 billion reflected the continuing high levels of mortgage loan refinance activity. We have not yet been able to replace the prepaid mortgage loans with suitable alternatives that provide an acceptable risk/return tradeoff at a pace quick enough to keep mortgage loan balances from declining.

Investments
The balance of investments at September 30, 2021 was $27.3 billion, an increase of $0.3 billion from year-end 2020. At September 30, 2021, investments included $10.2 billion of MBS and $17.1 billion of other investments, which consisted primarily of highly-rated short-term instruments and longer-term U.S. Treasury and GSE obligations held for liquidity. All of our MBS held at September 30, 2021 were issued and guaranteed by Fannie Mae, Freddie Mac or a U.S. agency.

Investments averaged $27.9 billion in the first nine months of 2021, a decrease of $5.5 billion (17 percent) from the average balance during the same period of 2020. The decrease in average investments reflected lower liquidity investments needed in light of the reduced Advance demand and lower MBS given the elevated levels of prepayments over the last several months as a result of the low interest rate environment. However, the ending balance of MBS increased slightly primarily due to the purchase of $1.9 billion of new MBS in the third quarter of 2021. Due to regulatory limitations regarding the purchase of MBS that reference LIBOR, the pace at which we have been able to replace the prepaid MBS with suitable alternatives that we believe provide an acceptable risk/return tradeoff has been limited. Liquidity investments can vary significantly on a daily basis during times of volatility in Advance balances. We maintained a robust amount of asset liquidity throughout the first nine months of 2021 across a variety of liquidity measures, as discussed in the "Liquidity Risk" section of "Quantitative and Qualitative Disclosures About Risk Management."

Capital
Capital adequacy surpassed all minimum regulatory capital requirements in the first nine months of 2021. Both the GAAP and regulatory capital-to-assets ratios at September 30, 2021 were 6.41 percent. Both ratios exceeded the regulatory required minimum of four percent. Regulatory capital includes mandatorily redeemable capital stock accounted for as a liability under GAAP. GAAP and regulatory capital both decreased $0.2 billion in the first nine months of 2021. Retained earnings totaled $1.3 billion at September 30, 2021, a decrease of one percent from year-end 2020.

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

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
(Dollars in millions)	2021	2020	2021	2020	2020
Net income	$6	$57	$25	$236	$276
Affordable Housing Program assessments	1	7	3	27	31
Return on average equity (ROE)	0.60%	4.70%	0.85%	6.28%	5.78%
Return on average assets	0.04	0.26	0.05	0.33	0.31
Weighted average dividend rate	2.00	2.00	2.00	2.30	2.23
Average short-term interest rates (1)	0.11	0.17	0.12	0.63	0.51
ROE spread to average short-term interest rates	0.49	4.53	0.73	5.65	5.27
Dividend rate spread to average short-term interest rates	1.89	1.83	1.88	1.67	1.72
(1)     Average short-term interest rates consist of 3-month LIBOR and the Federal funds effective rate.

Net income decreased $51 million in the three-month comparison period and $211 million in the nine-month comparison period. The decline in profitability in the three months ended September 30, 2021 compared to the same period of 2020 was primarily the result of low interest rates and an unprecedented amount of liquidity in the financial markets due to governmental stimulus actions, which impacted the following:
▪Advances. Average Advance balances declined 46 percent. Although Advances grew significantly during the onset of the COVID-19 pandemic as members sought additional liquidity, balances subsequently fell in 2020 and have remained below pre-pandemic levels due to increased liquidity in the financial markets and increased deposit levels at member institutions. Additionally, Advance prepayment fees were lower due to a higher amount of member prepayments of Advances in the third quarter of 2020 as interest rates declined.
▪Mortgage Assets. The spreads earned on mortgage assets declined due to the accelerated payoff of higher-yielding mortgages at a faster pace than the associated debt funding them. The historically low long-term interest rates led to prepayments occurring faster than the purchases of new mortgage assets, which also resulted in the average balances of mortgage assets declining 28 percent.
▪Fair Value Adjustments. Unrealized losses on derivatives and instruments held at fair value in response to changes in interest rates.

The decline in profitability in the first nine months of 2021 compared to the same period of 2020 was primarily driven by the Advances and mortgage assets factors noted for the three-months comparison as well as the following:

▪Sales of Swaptions. We sold interest rate swaptions in the first quarter of 2020 in response to changes in interest rates, which resulted in net realized gains of approximately $69 million before assessments. We did not sell any interest rate swaptions in the first nine months of 2021. We use swaptions to hedge market risk exposure associated with holding fixed-rate mortgage assets and may sell them to offset the risk incurred due to changes in interest rates.
In the first nine months of 2021, we accrued $3 million for the Affordable Housing Program (AHP) pool of funds, a decrease of $24 million compared to the same period of 2020 given the lower level of earnings noted above. The funds accrued in 2021 will be available to members in 2022. In addition to the required AHP assessment, we provided voluntary sponsorship of two other housing programs. These programs provided funds to cover accessibility and emergency repairs for special needs and elderly homeowners and funds for the replacement or repair of homes damaged or destroyed by natural disasters within the Fifth District.
In September 2021, we paid stockholders a quarterly dividend at a 2.00 percent annualized rate on their capital investment in our company, which is 1.89 percentage points above third quarter average short-term interest rates.

Effect of Interest Rate Environment
Trends in market interest rates and the resulting shapes of the market yield curves strongly influence our results of operations and profitability because of how they affect members' demand for Mission Asset Activity, spreads on assets, funding costs and decisions in managing the tradeoffs in our market risk/return profile. The following table presents key market interest rates (obtained from Bloomberg L.P.).

							Nine Months Ended September 30,
	Quarter 3 2021		Quarter 2 2021		Quarter 1 2021		2021	2020	Year 2020
	Ending	Average	Ending	Average	Ending	Average	Average	Average	Ending	Average
Federal funds effective	0.06%	0.09%	0.08%	0.07%	0.06%	0.08%	0.08%	0.47%	0.09%	0.37%
Secured Overnight Financing Rate (SOFR)	0.05	0.05	0.05	0.02	0.01	0.04	0.04	0.46	0.09	0.37
3-month LIBOR	0.13	0.13	0.15	0.16	0.19	0.20	0.16	0.80	0.24	0.65
2-year LIBOR	0.38	0.31	0.33	0.27	0.29	0.22	0.27	0.57	0.20	0.49
10-year LIBOR	1.51	1.33	1.44	1.57	1.78	1.35	1.42	0.89	0.93	0.88
2-year U.S. Treasury	0.28	0.22	0.25	0.17	0.16	0.13	0.17	0.48	0.12	0.39
10-year U.S. Treasury	1.49	1.32	1.47	1.58	1.74	1.31	1.40	0.90	0.92	0.89
15-year mortgage current coupon (1)	1.27	1.14	1.23	1.26	1.39	1.05	1.15	1.32	0.71	1.21
30-year mortgage current coupon (1)	1.97	1.79	1.83	1.87	2.04	1.68	1.78	1.79	1.34	1.69

(1)     Current coupon rate of Fannie Mae par MBS indications.

The target overnight Federal funds rate was in the range of zero to 0.25 percent at September 30, 2021, unchanged from June 30, 2021. The low interest rate environment reflects the evolving risks to economic activity lingering from the COVID-19 pandemic.

Average short-term rates were approximately 40 to 65 basis points lower in the first nine months of 2021 compared to the same period of 2020 and average mortgage rates remained low, decreasing by less than 20 basis points during that same period. The decline in interest rates negatively impacted income in the first nine months of 2021 primarily because of lower earnings generated from investing capital and lower spreads earned on mortgage assets due to the accelerated payoff of higher-yielding mortgages at a faster pace than the associated debt funding them.

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

FHLBank Membership: On September 9, 2021, the Finance Agency published a Supervisory Letter on FHLBank Membership Issues covering five issues, including (1) Requirements for De Novo Community Development Financial Institutions, (2) Automatic Transfer of Membership, (3) Large Non-Member Institution Merging with a Small Member, (4) Applicant’s Compliance with “Financial Condition” Requirement, and (5) Definition of Insurance Company. The Supervisory Letter is intended to provide uniform guidance to the FHLBanks in the event they encounter similar circumstances. We continue to evaluate the Supervisory Letter and its effect on our membership.

Regulatory Interpretation on Eligibility of Mortgage Participations as Collateral for FHLBank Advances: On October 4, 2021, the Finance Agency published a Regulatory Interpretation on Eligibility of Mortgage Loan Participations as Collateral for FHLBank Advances. The Regulatory Interpretation addresses whether an FHLBank can accept as collateral mortgage loan participations that cannot be readily liquidated in the form they are pledged. The Regulatory Interpretation concludes that mortgage loan participations must meet the requirements of Finance Agency regulation 12 CFR 1266.7(a)(4), including the requirement that the collateral can be “liquidated in due course” in order to be eligible to secure Advances. It further concludes that participations for which there would be a known impediment to liquidation do not meet such requirement and therefore are not eligible collateral for Advances. Finally, the Regulatory Interpretation rescinds prior guidance from FHLBank System regulators that provide mortgage loan participations may be eligible as collateral under regulatory provisions other than 12 CFR 1266.7(a)(4). The Regulatory Interpretation becomes effective on December 31, 2021.

Although we do not currently expect the Regulatory Interpretation to have a material impact on our financial condition or results of operations, this restriction on collateral may negatively impact future borrowing by certain members.

Fair Housing and Fair Lending Enforcement: On July 9, 2021, the Finance Agency published a Policy Statement on Fair Lending to communicate its general position on monitoring and information gathering, supervisory examinations, and administrative enforcement related to the Equal Credit Opportunity Act, the Fair Housing Act, and the Federal Housing Enterprises Financial Safety and Soundness Act. The Policy Statement became effective on the date of publication.

On August 12, 2021, the Finance Agency and the U.S. Department of Housing and Urban Development announced they had entered into a Memorandum of Understanding regarding fair housing and fair lending enforcement. Under the Memorandum of Understanding, the two agencies will focus on enhancing their enforcement of the Fair Housing Act, and their oversight of Fannie Mae, Freddie Mac, and the FHLBanks.

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

Affordable Housing: As part of the Congressional budget reconciliation process, a legislative proposal is under consideration that, if enacted, would require the FHLBanks to increase the percentage of their annual earnings devoted to their affordable housing programs over the amount that is currently required by law. The FHLBanks continue to actively monitor the proposal.

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

Accordingly, we have developed and implemented a LIBOR transition plan. As the market activity in SOFR-linked financial instruments has continued to develop, we have offered SOFR-linked Consolidated Obligations and SOFR-linked Advances on an ongoing basis. In addition, we have been using SOFR-based derivatives to manage interest-rate risk, began purchasing SOFR-linked MBS in the second quarter of 2021, and began converting certain LIBOR-based derivatives to SOFR. Collectively, we believe these efforts have reduced our LIBOR exposure and have kept us on track for the full replacement of LIBOR.

The following table presents our remaining LIBOR-indexed Advances, investment securities and derivatives at September 30, 2021. At September 30, 2021, all of our variable rate Consolidated Obligations were linked to SOFR.

(In millions)	Maturing on or before June 30, 2023	Maturing after June 30, 2023
LIBOR-Indexed Variable Rate Financial Instruments
Advances by redemption term	$1,786	$3,009
MBS by contractual maturity (1)	—	4,881
Total principal amount	$1,786	$7,890
Derivatives, notional amount by termination date	$3,622	$4,099
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

ANALYSIS OF FINANCIAL CONDITION

Credit Services

Credit Activity and Advance Composition
The table below shows trends in Advance balances by major programs and in the notional amount of Letters of Credit.

(Dollars in millions)	September 30, 2021		June 30, 2021		March 31, 2021		December 31, 2020
	Balance	Percent(1)	Balance	Percent(1)	Balance	Percent(1)	Balance	Percent(1)
Adjustable/Variable-Rate Indexed:
LIBOR	$4,795	21%	$5,338	23%	$5,433	22%	$5,611	22%
SOFR	118	1	118	—	118	1	118	1
Other	166	1	149	1	16	—	82	—
Total	5,079	23	5,605	24	5,567	23	5,811	23
Fixed-Rate:
Repurchase based (REPO)	3,739	16	3,942	17	3,787	16	3,780	15
Regular Fixed-Rate	8,063	36	8,131	35	9,047	37	9,587	38
Putable (2)	2,567	11	2,607	11	2,657	11	2,657	11
Amortizing/Mortgage Matched	1,628	7	1,722	7	1,872	8	2,021	8
Other	1,541	7	1,371	6	1,227	5	1,151	5
Total	17,538	77	17,773	76	18,590	77	19,196	77
Total Advances Principal	$22,617	100%	$23,378	100%	$24,157	100%	$25,007	100%

Letters of Credit (notional)	$33,454		$35,166		$33,650		$28,812
(1)As a percentage of total Advances principal.
(2)Excludes Putable Advances where the related put options have expired or where the Advance is indexed to a variable-rate. These Advances are classified based on their current terms.

Advance principal balances at September 30, 2021 decreased 10 percent compared to year-end 2020. Advance balances have remained low since the last half of 2020 as members experienced an inflow of deposits on their balance sheets, while also having access to other liquidity sources as a result of certain government actions related to the pandemic. Letters of Credit increased 16 percent compared to year-end 2020 primarily due to members using them to secure elevated levels of public unit deposits.

Advance Usage
In addition to analyzing Advance balances by dollar trends, we monitor the degree to which members use Advances to fund their balance sheets. The following table shows the unweighted, average ratio of each member's Advance balance to its most-recently available figures for total assets.

	September 30, 2021	December 31, 2020
Average Advances-to-assets for members
Assets less than $1.0 billion (499 members)	1.53%	1.99%
Assets over $1.0 billion (126 members)	1.55	2.11
All members	1.54	2.01

The following tables present principal balances for the five members with the largest Advance borrowings.

(Dollars in millions)
September 30, 2021			December 31, 2020
Name	Principal Amount of Advances	Percent of Total Principal Amount of Advances	Name	Principal Amount of Advances	Percent of Total Principal Amount of Advances
U.S. Bank, N.A.	$3,272	14%	U.S. Bank, N.A.	$4,273	17%
Third Federal Savings and Loan Association	3,090	14	Third Federal Savings and Loan Association	3,443	14
Nationwide Life Insurance Company	2,555	11	Nationwide Life Insurance Company	2,062	8
Protective Life Insurance Company	2,200	10	Protective Life Insurance Company	1,955	8
Western-Southern Life Assurance Co.	1,514	7	Western-Southern Life Assurance Co.	1,344	5
Total of Top 5	$12,631	56%	Total of Top 5	$13,077	52%

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

Mortgage Loans Held for Portfolio (Mortgage Purchase Program, or MPP)

The table below shows principal purchases and reductions of loans in the MPP for the first nine months of 2021. All loans acquired in the first nine months of 2021 were conventional loans.

(In millions)	MPP Principal
Balance at December 31, 2020	$9,316
Principal purchases	1,107
Principal reductions	(2,927)
Balance at September 30, 2021	$7,496

We closely track the refinancing incentives of our mortgage assets (including loans in the MPP and MBS) because the option for homeowners to change their principal payments normally represents the largest portion of our market risk exposure and can affect MPP balances. MPP principal paydowns increased in the first nine months of 2021 to a 36 percent annual constant prepayment rate, compared to the 30 percent rate for all of 2020, driven by the historically low mortgage rates. Our purchases of new loans were much lower than the elevated level of repayments during the first nine months of 2021 due to the lack of volume that met our risk adjusted return criteria along with other balance sheet concentration considerations. Purchases of new MPP loans in the first nine months of 2021 continued to offer favorable returns.

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

Investments

The table below presents the ending and average balances of our investment portfolio.

	Nine Months Ended		Year Ended
(In millions)	September 30, 2021		December 31, 2020
	Ending Balance	Average Balance	Ending Balance	Average Balance
Liquidity investments	$17,128	$18,651	$17,285	$20,548
MBS	10,178	8,966	9,756	11,864
Other investments (1)	—	331	—	459
Total investments	$27,306	$27,948	$27,041	$32,871
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

The ending balance of liquidity investments at September 30, 2021 was similar to year-end 2020. The average balance of liquidity investments for the nine months ended September 30, 2021 fell $2.1 billion (10 percent) from the average balance for all of 2020 due to lower liquidity investments being needed in light of the reduced Advance demand.

Our overarching strategy for balances of MBS is to keep holdings as close as possible to the regulatory maximum. Finance Agency regulations prohibit us from purchasing MBS if our investment in these securities exceeds three times regulatory capital on the day we intend to purchase the securities. The ratio of MBS to regulatory capital was 2.73 at September 30, 2021. The MBS ratio was lower than our preference to hold it close to the 3.00 regulatory maximum primarily due to the paydowns of MBS given the low interest rate environment. In addition, regulatory limitations regarding the purchase of investments that reference LIBOR slowed the pace at which we were able to replace the prepaid MBS with suitable alternatives that provided an acceptable risk/return tradeoff.

The balance of MBS at September 30, 2021 consisted of $9.1 billion of securities issued by Fannie Mae or Freddie Mac (of which $7.0 billion were floating-rate securities), and $1.1 billion of securities issued by Ginnie Mae (which are primarily fixed rate).
The table below shows principal purchases and paydowns of our MBS for the first nine months of 2021. MBS purchases in the first nine months of 2021 were concentrated in the third quarter of 2021 as we purchased $1.9 billion during the quarter. The majority of these purchases were variable-rate MBS linked to SOFR.

(In millions)	MBS Principal
Balance at December 31, 2020	$9,745
Principal purchases	2,616
Principal paydowns	(2,188)
Balance at September 30, 2021	$10,173

MBS principal paydowns in the first nine months of 2021 equated to a 28 percent annual constant prepayment rate, a slight increase from the 27 percent rate experienced in 2020. The elevated prepayment rates experienced in the first nine months of 2021 and all of 2020 is a result of the historically low mortgage rate environment.

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

The table below presents the ending and average balances of our participations in Consolidated Obligations.

	Nine Months Ended		Year Ended
(In millions)	September 30, 2021		December 31, 2020
	Ending Balance	Average Balance	Ending Balance	Average Balance
Discount Notes:
Unswapped	$21,736	$23,727	$27,503	$39,478
Swapped	4,874	1,382	—	3,843
Total par Discount Notes	26,610	25,109	27,503	43,321
Other items (1)	(1)	(1)	(3)	(37)
Total Discount Notes	26,609	25,108	27,500	43,284
Bonds:
Unswapped fixed-rate	18,696	19,640	18,940	21,288
Unswapped adjustable-rate (2)	3,450	8,154	10,639	13,394
Swapped fixed-rate	2,523	1,752	2,372	3,547
Total par Bonds	24,669	29,546	31,951	38,229
Other items (1)	17	27	46	68
Total Bonds	24,686	29,573	31,997	38,297
Total Consolidated Obligations (3)	$51,295	$54,681	$59,497	$81,581
(1)Includes unamortized premiums/discounts, fair value option valuation adjustments, hedging and other basis adjustments.
(2)At September 30, 2021 and December 31, 2020, all unswapped adjustable-rate Bonds were indexed to SOFR.
(3)The 11 FHLBanks have joint and several liability for the par amount of all of the Consolidated Obligations issued on their behalves. The par amount of the outstanding Consolidated Obligations for all of the FHLBanks was (in millions) $641,438 and $746,772 at September 30, 2021 and December 31, 2020, respectively.

The average balances of Discount Notes and unswapped adjustable-rate Bonds in the first nine months of 2021 were significantly lower compared to the averages for all of 2020 due to the growth in short-term and variable-rate Advances in the first quarter of 2020 as members sought additional liquidity during the onset of the COVID-19 pandemic. However, most of these Advances matured or prepaid by the end of 2020 and the demand for Advances has remained below pre-pandemic levels.

Deposits

Total deposits with us are normally a relatively minor source of low-cost funding. Total interest-bearing deposits at September 30, 2021 were $1.5 billion, an increase of $0.2 billion compared to the balance at year-end 2020.

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

	Nine Months Ended		Year Ended
(In millions)	September 30, 2021		December 31, 2020
	Period End	Average	Period End	Average
GAAP and Regulatory Capital
GAAP Capital Stock	$2,429	$2,630	$2,641	$3,567
Mandatorily Redeemable Capital Stock	13	18	19	55
Regulatory Capital Stock	2,442	2,648	2,660	3,622
Retained Earnings	1,288	1,306	1,304	1,228
Regulatory Capital	$3,730	$3,954	$3,964	$4,850

	Nine Months Ended		Year Ended
	September 30, 2021		December 31, 2020
	Period End	Average	Period End	Average
GAAP and Regulatory Capital-to-Assets Ratio
GAAP	6.41%	6.44%	6.02%	5.39%
Regulatory (1)	6.41	6.48	6.07	5.47
(1)    At all times, the FHLB must maintain at least a four percent minimum regulatory capital-to-assets ratio.

Our business model is structured to be able to absorb sharp changes in assets because we can execute commensurate changes in liability and capital stock balances. For example, in the first nine months of 2021, we issued $1.0 billion of capital stock to members in support of short-term Advance borrowings that were subsequently repaid prior to September 30, 2021. During the same period, we repurchased $1.2 billion of capital stock in response to members' subsequent repayment of Advances.

See the "Capital Adequacy" section in “Quantitative and Qualitative Disclosures About Risk Management” for discussion of our retained earnings.

Membership and Stockholders

In the first nine months of 2021, we added nine new member stockholders and lost 12 member stockholders, ending the quarter at 625 member stockholders. Nine of the 12 members lost during the first nine months of 2021 were attributable to intra-district merger activity.

RESULTS OF OPERATIONS

Components of Earnings and Return on Equity

The following table is a summary income statement for the three and nine months ended September 30, 2021 and 2020. Each ROE percentage is computed by dividing income or expense for the category by the average amount of stockholders' equity for the period.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2021		2020		2021		2020
	Amount	ROE (1)	Amount	ROE (1)	Amount	ROE (1)	Amount	ROE (1)
Net interest income	$64	6.60%	$93	7.63%	$206	7.01%	$325	8.63%
Non-interest income (loss):
Net gains (losses) on investment securities	(50)	(5.23)	(42)	(3.45)	(205)	(6.97)	320	8.49
Net gains (losses) on derivatives and hedging activities	6	0.61	20	1.61	67	2.28	(308)	(8.19)
Net gains (losses) on financial instruments held under fair value option	1	0.14	11	0.87	8	0.26	(15)	(0.38)
Other non-interest income, net	7	0.72	4	0.35	20	0.69	11	0.29
Total non-interest income (loss)	(36)	(3.76)	(7)	(0.62)	(110)	(3.74)	8	0.21
Total income	28	2.84	86	7.01	96	3.27	333	8.84
Non-interest expense	21	2.17	22	1.79	68	2.33	70	1.86
Affordable Housing Program assessments	1	0.07	7	0.52	3	0.09	27	0.70
Net income	$6	0.60%	$57	4.70%	$25	0.85%	$236	6.28%
(1)The ROE amounts have been computed using dollars in thousands. Accordingly, recalculations based upon the disclosed amounts in millions may produce nominally different results.

Details on the individual factors contributing to the level and changes in profitability are explained in the sections below.

Net Interest Income
Components of Net Interest Income
The following table shows selected components of net interest income.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2021		2020		2021		2020
	Amount	% of Earning Assets	Amount	% of Earning Assets	Amount	% of Earning Assets	Amount	% of Earning Assets
Components of net interest rate spread:
Net (amortization)/accretion (1) (2)	$(19)	(0.13)%	$(33)	(0.15)%	$(75)	(0.17)%	$(82)	(0.12)%
Prepayment fees on Advances, net (2)	2	0.01	7	0.04	9	0.02	25	0.04
Other components of net interest rate spread	74	0.51	107	0.50	251	0.56	345	0.49
Total net interest rate spread	57	0.39	81	0.39	185	0.41	288	0.41
Earnings from funding assets with interest-free capital	7	0.05	12	0.04	21	0.05	37	0.05
Total net interest income/net interest margin (3)	$64	0.44%	$93	0.43%	$206	0.46%	$325	0.46%
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

Net Amortization/Accretion (generally referred to as "amortization"): Net amortization can become substantial and volatile with changes in interest rates. When mortgage rates decrease, premium amortization of mortgage assets generally increases, which reduces net interest income. Net amortization in the three and nine months ended September 30, 2021 and the same periods of 2020 was elevated due to the historically low mortgage rates, which led to accelerated prepayments of mortgage assets. Net amortization was higher in the 2020 periods given the considerable decline in mortgage rates that took place in the first half of 2020. Mortgage rates have remained low, but have experienced small fluctuations throughout the first nine months of 2021.

Prepayment Fees on Advances: Fees for members' early repayment of certain Advances, which are included in net interest income, are designed to make us economically indifferent to whether members hold Advances to maturity or repay them before maturity. Advance prepayment fees were moderate in the three and nine months ended September 30, 2021. The higher Advance prepayment fees in the three and nine months ended September 30, 2020 were caused by a higher amount of member prepayments of Advances as interest rates declined.

Other Components of Net Interest Rate Spread: The total other components of net interest rate spread decreased $33 million and $94 million in the three- and nine-months comparison periods, respectively. The net decreases were primarily due to the factors below.

Nine-Months Comparison
▪Lower average Advance balances-Unfavorable: The $24.9 billion decrease in the average balance of Advances lowered net interest income by an estimated $61 million.
▪Lower spreads earned on mortgage assets-Unfavorable: Lower spreads on the mortgage assets portfolio decreased net interest income by an estimated $47 million. The lower spreads were driven by the decline in average long-term interest rates in 2020, which accelerated the payoff of higher-yielding mortgages at a faster pace than the associated debt funding them.
▪Lower average balances of mortgage assets-Unfavorable: The $3.3 billion decrease in the average balance of mortgage-backed securities and the $3.4 billion decrease in the average balance of mortgage loans held for portfolio lowered net interest income by an estimated $38 million. Mortgage balances declined due to the acceleration of principal cash flows driven by historically low mortgage interest rates.
▪Higher spreads on shorter-term and floating-rate asset balances-Favorable: Higher spreads on shorter-term assets and floating-rate assets (including those that have been swapped to a floating rate) improved net interest income by an estimated $38 million as the rates on the debt funding these assets declined. However, the increase in net interest income was more than offset by lower non-interest income (loss) primarily due to an increase of $47 million in the net interest settlements being paid on related derivatives not receiving hedge accounting.
▪Unrealized gains on designated fair value hedges-Favorable: Net unrealized gains on hedged items and derivatives in qualifying fair value hedge relationships improved net interest income by $14 million.

Three-Months Comparison
The same factors generally affected the other components of net interest rate spread as in the nine-months comparison and by approximately the same relative magnitude.

Earnings from Capital: Earnings from capital decreased $5 million and $16 million in the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020 primarily due to lower average short-term interest rates as the Federal Reserve has continued to keep rates low in response to the evolving risks to economic activity from the COVID-19 pandemic.

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

(Dollars in millions)	Three Months Ended			Three Months Ended
	September 30, 2021			September 30, 2020
	Average Balance	Interest	Average Rate (1)	Average Balance	Interest	Average Rate (1)
Assets:
Advances	$22,538	$33	0.58%	$41,730	$71	0.68%
Mortgage loans held for portfolio (2)	7,646	43	2.21	11,218	62	2.21
Federal funds sold and securities purchased under resale agreements	7,007	1	0.09	7,947	2	0.09
Interest-bearing deposits in banks (3)	701	—	0.09	1,316	—	0.13
MBS (4)	8,734	24	1.09	11,608	37	1.25
Other investments (4)	11,013	49	1.78	12,199	67	2.17
Loans to other FHLBanks	—	—	—	—	—	—
Total interest-earning assets	57,639	150	1.03	86,018	239	1.11
Other assets	410			527
Total assets	$58,049			$86,545
Liabilities and Capital:
Term deposits	$76	—	0.17	$103	—	0.46
Other interest bearing deposits (3)	1,474	—	0.02	1,253	—	0.02
Discount Notes	22,910	2	0.05	36,502	26	0.29
Unswapped fixed-rate Bonds	20,496	81	1.56	23,420	102	1.73
Unswapped adjustable-rate Bonds	5,850	1	0.07	16,543	8	0.18
Swapped Bonds	2,520	2	0.31	2,762	10	1.51
Mandatorily redeemable capital stock	14	—	2.01	19	—	(1.59)
Other borrowings	1	—	—	1	—	—
Total interest-bearing liabilities	53,341	86	0.64	80,603	146	0.72
Non-interest bearing deposits	—			—
Other liabilities	865			1,089
Total capital	3,843			4,853
Total liabilities and capital	$58,049			$86,545

Net interest rate spread			0.39%			0.39%
Net interest income and net interest margin (5)		$64	0.44%		$93	0.43%
Average interest-earning assets to interest-bearing liabilities			108.06%			106.72%
(1)Amounts used to calculate average rates are based on dollars in thousands. Accordingly, recalculations based upon the disclosed amounts in millions may not produce the same results.
(2)Non-accrual loans are included in average balances used to determine average rate.
(3)The average balance amounts include the rights or obligations to cash collateral, which are included in the fair value of derivative assets or derivative liabilities on the Statements of Condition at period end.
(4)Includes available-for-sale securities based on their amortized costs. The yield information does not give effect to changes in fair value that are reflected as a component of stockholders' equity for available-for-sale securities.
(5)Net interest margin is net interest income as a percentage of average total interest-earning assets.

(Dollars in millions)	Nine Months Ended			Nine Months Ended
	September 30, 2021			September 30, 2020
	Average Balance	Interest	Average Rate (1)	Average Balance	Interest	Average Rate (1)
Assets:
Advances	$24,236	$112	0.62%	$49,131	$420	1.14%
Mortgage loans held for portfolio (2)	8,279	125	2.02	11,648	226	2.59
Federal funds sold and securities purchased under resale agreements	7,622	4	0.08	7,573	41	0.73
Interest-bearing deposits in banks (3) (4) (5)	747	1	0.10	1,525	8	0.64
MBS (4)	8,961	79	1.17	12,288	153	1.66
Other investments (4)	10,606	162	2.04	12,088	203	2.25
Loans to other FHLBanks	—	—	—	7	—	1.22
Total interest-earning assets	60,451	483	1.07	94,260	1,051	1.49
Other assets	545			1,513
Total assets	$60,996			$95,773
Liabilities and Capital:
Term deposits	$87	—	0.25	$62	—	0.87
Other interest bearing deposits (5)	1,417	—	0.02	1,186	3	0.33
Discount Notes	25,108	10	0.05	49,713	286	0.77
Unswapped fixed-rate Bonds	19,658	252	1.71	21,355	340	2.13
Unswapped adjustable-rate Bonds	8,154	5	0.07	13,366	48	0.47
Swapped Bonds	1,761	10	0.78	3,981	48	1.61
Mandatorily redeemable capital stock	18	—	2.00	68	1	1.93
Other borrowings	—	—	—	—	—	—
Total interest-bearing liabilities	56,203	277	0.66	89,731	726	1.08
Non-interest bearing deposits	—			3
Other liabilities	864			1,010
Total capital	3,929			5,029
Total liabilities and capital	$60,996			$95,773

Net interest rate spread			0.41%			0.41%
Net interest income and net interest margin (6)		$206	0.46%		$325	0.46%
Average interest-earning assets to interest-bearing liabilities			107.56%			105.05%
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

Rates and corresponding levels of interest income and expense on most of our interest-bearing assets and liabilities decreased in the three and nine months ended September 30, 2021 compared to the same periods in 2020 due to the decline in market interest rates.

Volume/Rate Analysis
Changes in both average balances (volume) and interest rates influence changes in net interest income, as shown in the following table.

(In millions)	Three Months Ended September 30, 2021 over 2020			Nine Months Ended September 30, 2021 over 2020
	Volume (1)(3)	Rate (2)(3)	Total	Volume (1)(3)	Rate (2)(3)	Total
Increase (decrease) in interest income
Advances	$(29)	$(9)	$(38)	$(162)	$(146)	$(308)
Mortgage loans held for portfolio	(19)	—	(19)	(57)	(44)	(101)
Federal funds sold and securities purchased under resale agreements	(1)	—	(1)	—	(37)	(37)
Interest-bearing deposits in banks	—	—	—	(3)	(4)	(7)
MBS	(9)	(4)	(13)	(35)	(39)	(74)
Other investments	(6)	(12)	(18)	(24)	(17)	(41)
Loans to other FHLBanks	—	—	—	—	—	—
Total	(64)	(25)	(89)	(281)	(287)	(568)
Increase (decrease) in interest expense
Term deposits	—	—	—	—	—	—
Other interest-bearing deposits	—	—	—	—	(3)	(3)
Discount Notes	(7)	(17)	(24)	(96)	(180)	(276)
Unswapped fixed-rate Bonds	(12)	(9)	(21)	(25)	(63)	(88)
Unswapped adjustable-rate Bonds	(4)	(3)	(7)	(13)	(30)	(43)
Swapped Bonds	(1)	(7)	(8)	(20)	(18)	(38)
Mandatorily redeemable capital stock	—	—	—	(1)	—	(1)
Other borrowings	—	—	—	—	—	—
Total	(24)	(36)	(60)	(155)	(294)	(449)
Increase (decrease) in net interest income	$(40)	$11	$(29)	$(126)	$7	$(119)
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

(In millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Advances:
Gains (losses) on designated fair value hedges	$(1)	$(2)	$—	$(14)
Net interest settlements included in net interest income	(25)	(34)	(86)	(55)
Investment securities:
Net interest settlements included in net interest income	(6)	(1)	(10)	(2)
Mortgage loans:
Amortization of derivative fair value adjustments in net interest income	(2)	(4)	(10)	(8)
Consolidated Obligation Bonds:
Net interest settlements included in net interest income	—	—	1	1
Increase (decrease) to net interest income	$(34)	$(41)	$(105)	$(78)

Most of our use of derivatives is to synthetically convert the fixed interest rates on certain Advances, investments and Consolidated Obligations to adjustable rates tied to an eligible benchmark rate (e.g., LIBOR, the Federal funds effective rate, or SOFR). The larger negative effect of derivatives on net interest income in the nine months ended September 30, 2021 was primarily due to lower short-term benchmark interest rates, which resulted in higher net interest settlements being paid on certain Advances and investments where the fixed interest rates were converted to adjustable-coupon rates. The fluctuation in earnings from the use of derivatives was acceptable because it enabled us to lower market risk exposure by matching actual cash flows between assets and liabilities more closely and efficiently than would otherwise occur.

Non-Interest Income (Loss)

Non-interest income (loss) consists of certain realized and unrealized gains (losses) on investment securities, derivatives activities, financial instruments held under the fair value option, and other non-interest earning activities. The following tables present the net effect of derivatives and hedging activities on non-interest income (loss). The effects of derivatives and hedging activities on non-interest income (loss) relate only to derivatives not qualifying for fair value hedge accounting.

(In millions)	Advances	Investment Securities	Mortgage Loans	Bonds	Discount Notes	Balance Sheet (1)	Other	Total
Three Months Ended September 30, 2021
Net effect of derivatives and hedging activities
Gains (losses) on derivatives not receiving hedge accounting	$—	$44	$4	$(2)	$—	$—	$—	$46
Net interest settlements on derivatives not receiving hedge accounting	—	(42)	—	2	—	—	—	(40)
Price alignment amount	—	—	—	—	—	—	—	—
Net gains (losses) on derivatives and hedging activities	—	2	4	—	—	—	—	6
Gains (losses) on trading securities (2)	—	(50)	—	—	—	—	—	(50)
Gains (losses) on financial instruments held under fair value option (3)	—	—	—	1	—	—	—	1
Total net effect on non-interest income	$—	$(48)	$4	$1	$—	$—	$—	$(43)

Three Months Ended September 30, 2020
Net effect of derivatives and hedging activities
Gains (losses) on derivatives not receiving hedge accounting	$2	$67	$3	$(7)	$(1)	$—	$—	$64
Net interest settlements on derivatives not receiving hedge accounting	—	(53)	—	8	1	—	—	(44)
Price alignment amount	—	—	—	—	—	—	—	—
Net gains (losses) on derivatives and hedging activities	2	14	3	1	—	—	—	20
Gains (losses) on trading securities (2)	—	(42)	—	—	—	—	—	(42)
Gains (losses) on financial instruments held under fair value option (3)	1	—	—	9	1	—	—	11
Total net effect on non-interest income	$3	$(28)	$3	$10	$1	$—	$—	$(11)

(In millions)	Advances	Investment Securities	Mortgage Loans	Bonds	Discount Notes	Balance Sheet (1)	Other	Total
Nine Months Ended September 30, 2021
Net effect of derivatives and hedging activities
Gains (losses) on derivatives not receiving hedge accounting	$1	$199	$4	$(8)	$—	$—	$—	$196
Net interest settlements on derivatives not receiving hedge accounting	—	(137)	—	8	—	—	—	(129)
Price alignment amount	—	—	—	—	—	—	—	—
Net gains (losses) on derivatives and hedging activities	1	62	4	—	—	—	—	67
Gains (losses) on trading securities (2)	—	(205)	—	—	—	—	—	(205)
Gains (losses) on financial instruments held under fair value option (3)	(1)	—	—	9	—	—	—	8
Total net effect on non-interest income	$—	$(143)	$4	$9	$—	$—	$—	$(130)

Nine Months Ended September 30, 2020
Net effect of derivatives and hedging activities
Gains (losses) on derivatives not receiving hedge accounting	$(6)	$(321)	$(12)	$21	$—	$91	$—	$(227)
Net interest settlements on derivatives not receiving hedge accounting	—	(120)	—	16	22	—	—	(82)
Price alignment amount	—	—	—	—	—	—	1	1
Net gains (losses) on derivatives and hedging activities	(6)	(441)	(12)	37	22	91	1	(308)
Gains (losses) on trading securities (2)	—	320	—	—	—	—	—	320
Gains (losses) on financial instruments held under fair value option (3)	1	—	—	(16)	—	—	—	(15)
Total net effect on non-interest income	$(5)	$(121)	$(12)	$21	$22	$91	$1	$(3)
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

The net effect of derivatives and hedging activities was more unfavorable in the three and nine months ended September 30, 2021 compared to the same periods of 2020. Non-interest income in the first nine months of 2020 benefited from the sale of interest rate swaptions as interest rates fell to historically low levels during the first quarter of 2020. The sales of swaptions in the first quarter of 2020 resulted in net realized gains of approximately $69 million before assessments. We did not sell any interest rate swaptions in the first nine months of 2021. We use swaptions to hedge market risk exposure associated with fixed-rate mortgage assets and may sell swaptions as interest rates change in order to offset actual and anticipated risks associated with holding fixed-rate mortgage assets. Additionally, in the first nine months of 2021, the negative impact was largely a result of less net interest settlements being received on swapped Discount Notes and Bonds and higher net interest settlements being paid on investment securities. In the three-months comparison, the negative impact was primarily a result of net unrealized fair value losses on instruments we expect to hold to maturity.

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

Non-Interest Expense

The following table presents non-interest expense.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Non-interest expense
Compensation and benefits	$11	$12	$36	$38
Other operating expense	6	5	17	16
Finance Agency	2	2	5	5
Office of Finance	1	1	4	4
Other	1	2	6	7
Total non-interest expense	$21	$22	$68	$70

Our business is designed to support significant changes in asset levels without having to undergo material changes in staffing, operations, risk practices, or general resource needs. Accordingly, total non-interest expenses remained stable for the three and nine months ended September 30, 2021 compared to the same periods in 2020.

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

(Dollars in millions)	Traditional Member Finance	MPP	Total
Three Months Ended September 30, 2021
Net interest income (loss)	$73	$(9)	$64
Net income (loss)	$12	$(6)	$6
Average assets	$46,708	$11,341	$58,049
Assumed average capital allocation	$3,092	$751	$3,843
Return on average assets (1)	0.10%	(0.23)%	0.04%
Return on average equity (1)	1.57%	(3.41)%	0.60%
Three Months Ended September 30, 2020
Net interest income	$92	$1	$93
Net income	$56	$1	$57
Average assets	$75,289	$11,256	$86,545
Assumed average capital allocation	$4,224	$629	$4,853
Return on average assets (1)	0.30%	0.04%	0.26%
Return on average equity (1)	5.29%	0.75%	4.70%

(Dollars in millions)	Traditional Member Finance	MPP	Total
Nine Months Ended September 30, 2021
Net interest income (loss)	$241	$(35)	$206
Net income (loss)	$59	$(34)	$25
Average assets	$49,472	$11,524	$60,996
Assumed average capital allocation	$3,187	$742	$3,929
Return on average assets (1)	0.16%	(0.40)%	0.05%
Return on average equity (1)	2.47%	(6.14)%	0.85%
Nine Months Ended September 30, 2020
Net interest income	$296	$29	$325
Net income	$173	$63	$236
Average assets	$84,011	$11,762	$95,773
Assumed average capital allocation	$4,411	$618	$5,029
Return on average assets (1)	0.28%	0.71%	0.33%
Return on average equity (1)	5.26%	13.60%	6.28%
(1)Amounts used to calculate returns are based on numbers in thousands. Accordingly, recalculations based upon the disclosed amounts in millions may not produce the same results.

Traditional Member Finance Segment
Net income decreased in the three- and nine-months comparison periods primarily due to the decline in average Advance and MBS balances, lower spreads on MBS, lower Advance prepayment fees, and unrealized losses on derivatives and instruments held at fair value. However, these unfavorable factors were partially offset by net unrealized gains on fair value hedges.

MPP Segment
Due to the low interest rate environment, the MPP segment experienced net losses in the three and nine months ended September 30, 2021. The net losses were due to lower MPP balances, elevated net amortization, and lower portfolio spreads earned on MPP driven by the accelerated payoff of higher-yielding mortgages at a faster pace than the associated debt funding them. Net income in the first nine months of 2020 significantly benefited from gains due to the sale of interest rate swaptions as rates fell to historically low levels in the first quarter of 2020. We did not sell any swaptions in the first nine months of 2021.

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

Market Value of Equity

(Dollars in millions)	Down 300	Down 200	Down 100	Flat Rates	Up 100	Up 200	Up 300
Average Results
2021 Year-to-Date
Market Value of Equity	$3,916	$3,920	$3,949	$3,974	$3,917	$3,817	$3,760
% Change from Flat Case	(1.5)%	(1.4)%	(0.6)%	—	(1.4)%	(3.9)%	(5.4)%
2020 Full Year
Market Value of Equity	$4,541	$4,541	$4,547	$4,624	$4,723	$4,608	$4,466
% Change from Flat Case	(1.8)%	(1.8)%	(1.7)%	—	2.1%	(0.3)%	(3.4)%
Month-End Results
September 30, 2021
Market Value of Equity	$3,811	$3,811	$3,795	$3,802	$3,731	$3,633	$3,572
% Change from Flat Case	0.2%	0.2%	(0.2)%	—	(1.9)%	(4.5)%	(6.1)%
December 31, 2020
Market Value of Equity	$3,765	$3,765	$3,791	$3,835	$3,893	$3,777	$3,676
% Change from Flat Case	(1.8)%	(1.8)%	(1.1)%	—	1.5%	(1.5)%	(4.2)%
Duration of Equity

(In years)	Down 300	Down 200	Down 100	Flat Rates	Up 100	Up 200	Up 300
Average Results
2021 Year-to-Date	(0.1)	(0.4)	(1.1)	0.8	2.4	2.3	0.7
2020 Full Year	—	—	(0.9)	(2.6)	1.0	3.4	2.0
Month-End Results
September 30, 2021	—	0.4	(0.5)	1.5	2.6	2.3	0.9
December 31, 2020	—	(0.1)	(1.4)	(2.3)	1.8	3.2	1.2

The overall market risk exposure to changing interest rates was well within policy limits during the periods presented. At September 30, 2021, exposure to falling interest rates in the down shock scenarios was muted as some rates become floored at near zero rate levels. Exposure to rising rate shocks increased marginally due primarily to the increase in long-term interest rates that occurred in the first nine months of 2021. The duration of equity, which provides an estimate of the change in market value of equity to further changes in interest rates, remains stable and well within policy limits.

Based on the totality of our risk analysis, we expect that profitability, defined as the level of ROE compared with short-term market rates, will be competitive over the long term unless interest rates change by large amounts in a short period of time. Further declines in long-term interest rates could substantially decrease income temporarily before reverting to average levels.

This temporary reduction in income would be driven by additional recognition of mortgage asset premiums as the further incentive for borrowers to refinance results in faster than anticipated repayments of those mortgage assets.

Market Risk Exposure of the Mortgage Assets Portfolio
The mortgage assets portfolio normally accounts for almost all market risk exposure because of prepayment volatility that we cannot completely hedge while maintaining sufficient net spreads. Sensitivities of the market value of equity allocated to the mortgage assets portfolio under interest rate shocks (in basis points) are shown below. The average mortgage assets portfolio had an assumed capital allocation of $1.1 billion in the first nine months of 2021 based on the entire balance sheet's average regulatory capital-to-assets ratio. Average results shown in the table below are compiled using data for each month end. The market value sensitivities are one measure we use to analyze the portfolio's estimated market risk exposure.

% Change in Market Value of Equity-Mortgage Assets Portfolio

	Down 300	Down 200	Down 100	Flat Rates	Up 100	Up 200	Up 300
Average Results
2021 Year-to-Date	(12.5)%	(11.7)%	(6.4)%	—	(0.8)%	(4.7)%	(6.1)%
2020 Full Year	(15.9)%	(15.9)%	(14.6)%	—	11.9%	2.4%	(10.3)%
Month-End Results
September 30, 2021	(7.2)%	(7.1)%	(3.6)%	—	(1.7)%	(4.8)%	(6.3)%
December 31, 2020	(15.3)%	(15.3)%	(11.3)%	—	10.6%	3.9%	(1.7)%

The average risk exposure of the mortgage assets portfolio in the first nine months of 2021 remained aligned with our preference to keep our exposure to market risk at a low to moderate level. The variances between periods primarily reflect the impact of higher long-term interest rates observed in the first nine months of 2021. These higher long-term interest rates resulted in marginally higher exposure at September 30, 2021 to rising rate shocks and less exposure to falling rate shocks before they become floored when they reach near zero rate levels. We believe the mortgage asset portfolio will continue to provide an acceptable risk adjusted return consistent with our risk appetite philosophy.

Capital Adequacy

Retained Earnings
We must hold sufficient capital to protect against exposure to various risks, including market, credit, and operational. We regularly conduct a variety of measurements and assessments for capital adequacy. At September 30, 2021, our capital management policy set forth approximately $180 million as the minimum amount of retained earnings we believe is necessary to mitigate impairment risk.

The following table presents retained earnings.

(In millions)	September 30, 2021	December 31, 2020
Unrestricted retained earnings	$782	$803
Restricted retained earnings (1)	506	501
Total retained earnings	$1,288	$1,304
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

	September 30, 2021	December 31, 2020
Market Value of Equity to Par Value of Regulatory Capital Stock - Base Case (Flat Rates) Scenario	156%	144%
Market Value of Equity to Par Value of Regulatory Capital Stock - Down Shock (1)	155	143
Market Value of Equity to Par Value of Regulatory Capital Stock - Up Shock (2)	149	142
(1)    Represents a down shock of 100 basis points.
(2)    Represents an up shock of 200 basis points.

A base case value below 100 percent could indicate that, in the remote event of an immediate liquidation scenario involving redemption of all capital stock, capital stock may be returned to stockholders at a value below par. This could be due to experiencing risks that lower the market value of capital and/or to having an insufficient amount of retained earnings. In the first nine months of 2021, the market capitalization ratios in the scenarios presented continued to be above our policy requirements. The base case ratio at September 30, 2021 was well above 100 percent because retained earnings were 53 percent of regulatory capital stock and we maintained stable market risk exposure.

The following table presents the market value of equity to the book value of total capital and mandatorily redeemable capital stock.

	September 30, 2021	December 31, 2020
Market Value of Equity to Book Value of Capital - Base Case (Flat Rates) Scenario (1)	102%	97%
Market Value of Equity to Book Value of Capital - Down Shock (1)(2)	101	96
Market Value of Equity to Book Value of Capital - Up Shock (1)(3)	97	96
(1)    Capital includes total capital and mandatorily redeemable capital stock.
(2)    Represents a down shock of 100 basis points.
(3)    Represents an up shock of 200 basis points.

A base-case value below 100 percent indicates that we have realized or could realize risks (especially market risk), such that the market value of total capital owned by stockholders is below the book value of total capital. In a scenario in which interest rates increase 200 basis points, the market value of total capital would be $108 million below the book value of total capital. This indicates that in a liquidation scenario, stockholders would not receive the full sum of their total equity ownership in the FHLB. We believe the likelihood of a liquidation scenario is extremely remote; and therefore, we accept the risk of diluting equity ownership in such a scenario.

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

Collateral: We require each member to provide a security interest in eligible collateral before it can undertake any secured borrowing. Eligible loan collateral types include the following: single- and multi-family residential, home equity, commercial real estate, government guaranteed and farm real estate. Eligible security types include those that are government or agency backed, along with highly-rated private-label residential and commercial mortgage-backed securities. We have conservative eligibility criteria within each of the above asset types. The estimated value of pledged collateral is discounted in order to offset market, credit, and liquidity risks that may affect the collateral's realizable value in the event it must be liquidated. At

September 30, 2021, total collateral pledged of $425.1 billion resulted in total borrowing capacity of $341.6 billion of which $56.1 billion was used to support outstanding Advances and Letters of Credit. Borrowers often pledge collateral in excess of their collateral requirement to demonstrate access to liquidity and to have the ability to borrow additional amounts in the future. Over-collateralization by one member is not applied to another member.

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

Conventional Loan Portfolio Characteristics: The levels of loan-to-value ratios are consistent with the portfolio's excellent credit quality. At September 30, 2021, the weighted average loan-to-value ratios for conventional loans based on origination values and estimated current values were 73 percent and 49 percent, respectively. The estimated weighted average current loan-to-value ratio decreased six percent compared to the ratio at December 31, 2020 as home values have continued to increase.

Credit Performance: The table below provides an analysis of conventional loans delinquent or in the process of foreclosure, along with the national average serious delinquency rate.

	Conventional Loan Delinquencies
(Dollars in millions)	September 30, 2021	December 31, 2020
Early stage delinquencies - unpaid principal balance (1)	$28	$49
Serious delinquencies - unpaid principal balance (2)	$33	$64
Early stage delinquency rate (3)	0.4%	0.5%
Serious delinquency rate (4)	0.4%	0.7%
National average serious delinquency rate (5)	2.8%	3.7%
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
(5)National average number of fixed-rate prime and subprime conventional loans that are 90 days or more past due or in the process of foreclosure is based on the most recent national delinquency data available. The September 30, 2021 rate is based on June 30, 2021 data.

In response to the COVID-19 pandemic, our mortgage loan servicers may grant a forbearance period to borrowers who have had COVID-19 related hardships such as illness, unemployment or loss of income when homeowners meet certain eligibility requirements. These forbearances do not alter the underlying terms of the loans, and loans not paid timely are considered past due. As a result, serious delinquencies were elevated at September 30, 2021 and December 31, 2020 compared to prior periods. At September 30, 2021, $19 million of conventional loans with a serious delinquency were under a forbearance plan. However, delinquencies at September 30, 2021 have decreased since year-end 2020 as fewer borrowers have requested temporary relief provisions for MPP loans.

Overall, the MPP has experienced a minimal amount of delinquencies, with delinquency rates continuing to be well below national averages. This further supports our view that the portfolio is comprised of high-quality, well-performing loans.

Credit Enhancements: Conventional mortgage loans are supported against credit losses by various combinations of primary mortgage insurance (PMI), supplemental mortgage insurance (SMI) (for loans purchased before February 2011), and the Lender Risk Account (LRA). The LRA is a hold back of a portion of the initial purchase price to cover expected credit losses for a specific pool of loans. Starting after five years from the loan purchase date, we may return the hold back to Participating Financial Institutions (PFIs) if they manage credit risk to predefined acceptable levels of exposure on the loan pools they sell to us. As a result, some pools of loans may have sufficient credit enhancements to recapture all losses while other pools of loans may not. The LRA had balances of $247 million and $246 million at September 30, 2021 and December 31, 2020, respectively. For more information, see Note 5 of the Notes to Unaudited Financial Statements.

Credit Losses: Residual credit risk exposure depends on the actual and potential credit performance of the loans in each pool compared to the pool's equity (on individual loans) and credit enhancements, including PMI, the LRA, and SMI. Our available credit enhancements at September 30, 2021 were ample and able to cover nearly all of the estimated gross credit losses. As a result, estimated credit losses at September 30, 2021 were less than $1 million. Estimated credit losses, after credit enhancements, are accounted for in the allowance for credit losses or as a charge off (i.e., a reduction to the principal of mortgage loans held for portfolio). In addition, we have assessed that we do not have any credit risk exposure to our PMI providers, and our estimation of credit exposure to SMI providers was not material at September 30, 2021 or December 31, 2020.

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

(In millions)	September 30, 2021
	Long-Term Rating
	AA	A	Total
Unsecured Liquidity Investments
Interest-bearing deposits	$—	$335	$335
Federal funds sold	1,407	4,308	5,715
Total unsecured liquidity investments	1,407	4,643	6,050
Guaranteed/Secured Liquidity Investments
Securities purchased under agreements to resell	290	—	290
U.S. Treasury obligations	8,881	—	8,881
GSE obligations	1,907	—	1,907
Total guaranteed/secured liquidity investments	11,078	—	11,078
Total liquidity investments	$12,485	$4,643	$17,128

	December 31, 2020
	Long-Term Rating
	AA	A	Total
Unsecured Liquidity Investments
Interest-bearing deposits	$—	$555	$555
Federal funds sold	500	3,740	4,240
Total unsecured liquidity investments	500	4,295	4,795
Guaranteed/Secured Liquidity Investments
Securities purchased under agreements to resell	1,818	—	1,818
U.S. Treasury obligations	8,404	—	8,404
GSE obligations	2,268	—	2,268
Total guaranteed/secured liquidity investments	12,490	—	12,490
Total liquidity investments	$12,990	$4,295	$17,285

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

(In millions)	September 30, 2021
	Counterparty Rating
Domicile of Counterparty	AA	A	Total
Domestic	$—	$335	$335
U.S. branches and agency offices of foreign commercial banks:
Canada	670	1,940	2,610
Australia	—	670	670
Germany	—	598	598
Netherlands	—	500	500
Norway	500	—	500
Sweden	—	400	400
Finland	237	—	237
France	—	200	200
Total U.S. branches and agency offices of foreign commercial banks	1,407	4,308	5,715
Total unsecured investment credit exposure	$1,407	$4,643	$6,050

The following table presents the remaining contractual maturity of our unsecured investment credit exposure by the domicile of the counterparty or the domicile of the counterparty's immediate parent for U.S. branches and agency offices of foreign commercial banks.

(In millions)	September 30, 2021
Domicile of Counterparty	Overnight	Total
Domestic	$335	$335
U.S. branches and agency offices of foreign commercial banks:
Canada	2,610	2,610
Australia	670	670
Germany	598	598
Netherlands	500	500
Norway	500	500
Sweden	400	400
Finland	237	237
France	200	200
Total U.S. branches and agency offices of foreign commercial banks	5,715	5,715
Total unsecured investment credit exposure	$6,050	$6,050

We are prohibited by Finance Agency regulation from investing in financial instruments issued by non-U.S. entities. Furthermore, we restrict a significant portion of unsecured lending to overnight maturities, which further limits credit risk exposure.

MBS:
GSE MBS
At September 30, 2021, $9.1 billion of MBS held were GSE securities issued by Fannie Mae and Freddie Mac, which provide credit safeguards by guaranteeing either timely or ultimate payments of principal and interest. We believe that the conservatorships of Fannie Mae and Freddie Mac lower the chance that they would not be able to fulfill their credit guarantees and that the securities issued by these two GSEs are effectively government guaranteed. In addition, based on the data available to us and our purchase practices, we believe that most of the mortgage loans backing our GSE MBS are of high quality with acceptable credit performance.

MBS Issued by Other Government Agencies
We also invest in MBS issued and guaranteed by Ginnie Mae. These investments totaled $1.1 billion at September 30, 2021. We believe that the strength of Ginnie Mae's guarantee and backing by the full faith and credit of the U.S. government is sufficient to protect us against credit losses on these securities.

Derivatives
Credit Risk Exposure: We mitigate most of the credit risk exposure resulting from derivative transactions through collateralization or use of daily settled contracts. The table below presents the lowest long-term counterparty credit ratings provided by Standard & Poor's, Moody's, and/or Fitch Advisory Services for derivative positions to which we had credit risk exposure at September 30, 2021. The historical or current ratings displayed in this table should not be taken as an indication of future ratings.

(In millions)
	Total Notional	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged to (from) Counterparties	Net Credit Exposure to Counterparties
Nonmember counterparties:
Asset positions with credit exposure:
Uncleared derivatives:
AA-rated	$155	$—	$—	$—
Total uncleared derivatives	155	—	—	—
Cleared derivatives (1)	648	—	3	3
Liability positions with credit exposure:
Uncleared derivatives:
A-rated	67	—	—	—
Total uncleared derivatives	67	—	—	—
Cleared derivatives (1)	22,731	(11)	253	242
Total derivative positions with credit exposure to nonmember counterparties	23,601	(11)	256	245
Member institutions (2)	149	1	—	1
Total	$23,750	$(10)	$256	$246
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

At September 30, 2021, the net exposure of uncleared derivatives with residual credit risk exposure was less than $1 million. If interest rates rise or the composition of our derivatives change resulting in an increase to our gross exposure to uncleared derivatives, the contractual collateral provisions in these derivatives would limit our net exposure to acceptable levels.

Although we cannot predict if we will realize credit risk losses from any of our derivatives counterparties, we believe that all of the counterparties will be able to continue making timely interest payments and, more generally, to continue to satisfy the terms and conditions of their derivative contracts with us. As of September 30, 2021, we had $0.4 billion of notional principal of interest rate swaps with a subsidiary of our member, JPMorgan Chase Bank, N.A., which also had outstanding credit services with us. Due to the amount of market value collateralization, we had no outstanding credit exposure to this counterparty related to interest rate swaps outstanding.

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

We believe our liquidity position, as well as that of the System, continued to be strong during the first nine months of 2021. Our overall ability to effectively fund our operations through debt issuances remained sufficient. Investor demand for System debt was robust in the first nine months of 2021, as investors continued to prefer short-term, high-quality money market instruments. We believe the possibility of a liquidity or funding crisis in the System that would impair our ability to participate, on a cost-effective basis, in issuances of debt, service outstanding debt, maintain adequate capitalization, or pay competitive dividends is remote.

The System works collectively to manage and monitor the System-wide liquidity and funding risks. Liquidity risk includes the risk that the System could have difficulty rolling over short-term Obligations when market conditions change, also called refinancing risk. The System has a large reliance on short-term funding; therefore, it has a sharp focus on managing liquidity risk to very low levels. As shown on the Statements of Cash Flows, in the first nine months of 2021, our portion of the System's debt issuances totaled $147.1 billion for Discount Notes and $26.2 billion for Bonds. Access to short-term debt markets has been reliable because investors, driven by liquidity preferences and risk aversion, have sought the System’s short-term debt, which has resulted in strong demand for debt maturing in one year or less.

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

The Finance Agency establishes the expectations with respect to the maintenance of sufficient liquidity without access to the capital markets for a specified number of days, which was set as a period of between 10 to 30 calendar days in the base case. Under these expectations, all Advance maturities are assumed to renew, unless the Advances relate to former members who are ineligible to borrow new Advances. The maintenance of sufficient liquidity is intended to provide additional assurance that we can continue to provide Advances and Letters of Credit to members over an extended period without access to the capital markets. As of September 30, 2021, our days of positive daily cash balances were within these expectations.

The Finance Agency also provides guidance related to asset/liability maturity funding gap limits. Funding gap metrics measure the difference between assets and liabilities that are scheduled to mature during a specified period of time and are expressed as a percentage of total assets. Although subject to change depending on conditions in the financial markets, the current regulatory requirement for funding gaps is between -10 percent to -20 percent for the three-month maturity horizon and is between -25 percent to -35 percent for the one-year maturity horizon. As of September 30, 2021, we were operating within those limits.

To support our member deposits, we also must meet a statutory deposit reserve requirement. The sum of our investments in obligations of the United States, deposits in eligible banks or trust companies, and Advances with a final maturity not exceeding five years must equal or exceed the current amount of member deposits. The following table presents the components of this liquidity requirement.

(In millions)	September 30, 2021	December 31, 2020
Deposit Reserve Requirement
Total Eligible Deposit Reserves	$34,207	$37,185
Total Member Deposits	(1,525)	(1,327)
Excess Deposit Reserves	$32,682	$35,858

Off-Balance Sheet Arrangements
The following table summarizes our off-balance sheet items at September 30, 2021. For more information, see Note 15 of the Notes to Unaudited Financial Statements.

(In millions)	< 1 year	1 < 3 years	3 < 5 years	> 5 years	Total
Off-balance sheet items (1)
Letters of Credit	$32,947	$472	$35	$—	$33,454
Standby bond purchase agreements	15	13	—	—	28
Consolidated Obligations traded, not yet settled	1,016	—	—	300	1,316
Total off-balance sheet items	$33,978	$485	$35	$300	$34,798
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

Operational Risks

There were no material developments regarding our operational risk exposure during the first nine months of 2021.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes in the first nine months of 2021 to our critical accounting policies and estimates. Our critical accounting policies and estimates are described in detail in our 2020 Annual Report on Form 10-K.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Information required by this Item is set forth under the caption “Quantitative and Qualitative Disclosures About Risk Management” in Part I, Item 2, of this Report.

Item 4.    Controls and Procedures.

DISCLOSURE CONTROLS AND PROCEDURES

The FHLB's management, including its principal executive officer and principal financial officer, evaluate the effectiveness of the FHLB's disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, these two officers each concluded that, as of September 30, 2021, the FHLB maintained effective disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that it files under the Exchange Act is (1) accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

The FHLB's management, including its principal executive officer and principal financial officer, evaluate the FHLB's internal control over financial reporting. Based upon that evaluation, these two officers each concluded that there were no changes in the FHLB's internal control over financial reporting that occurred during the quarter ended September 30, 2021 that materially affected, or are reasonably likely to materially affect, the FHLB's internal control over financial reporting.

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
(1)     Numbers coincide with Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 10th day of November 2021.

FEDERAL HOME LOAN BANK OF CINCINNATI
(Registrant)

By:	/s/ Andrew S. Howell
Andrew S. Howell
President and Chief Executive Officer
(principal executive officer)

By:	/s/ Stephen J. Sponaugle
Stephen J. Sponaugle
Executive Vice President - Chief Financial Officer
(principal financial officer)