Form 10-K
period 2021-12-31
Federal Home Loan Bank of Cincinnati
filed 2022-03-17
CIK 1326771

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
☐ Yes   ☒ No
The capital stock of the registrant is not listed on any securities exchange or quoted on any automated quotation system, only may be owned by members and former members and is transferable only at its par value of $100 per share. At June 30, 2021, the aggregate par value of all Class B stock held by members and former members was $2,732,148,500. As of February 28, 2022, the registrant had 35,818,547 shares of capital stock outstanding, which included stock classified as mandatorily redeemable.
Documents Incorporated by Reference: None

Page 1 of	161

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

▪uncertainties related to the expected phasing out of London InterBank Offered Rate (LIBOR) that could impact our mortgage-backed security (MBS) investments, Advances, derivatives, and collateral;

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

All federally insured depository institutions, certain insurance companies, and community development financial institutions chartered in the Fifth District may voluntarily apply for membership in our FHLB. Applicants must satisfy membership requirements in accordance with statutes and Finance Agency regulations. These requirements deal primarily with home financing activities, satisfactory financial condition such that Advances may be made safely, and matters related to the regulatory, supervisory and management oversight of the applicant. By law, an institution is permitted to apply for membership in only one FHLBank, although a holding company may have memberships in more than one FHLBank through its subsidiaries. At December 31, 2021, we had 618 members.

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

The primary way we obtain funding is through participation in the issuance of the FHLBank System's Consolidated Obligations in the global capital markets. Secondary sources of funding are capital and deposits we accept from our members. A critical component of the success of the FHLBank System is its ability to maintain a comparative advantage in funding, which due to its GSE status, confers an implied guarantee from the U.S. federal government, low risk operations, and joint and several liability across the 11 FHLBanks. We regularly issue Obligations with a wide range of maturities, structures, and amounts, and at relatively favorable spreads to benchmark market interest rates (such as U.S. Treasury securities, Federal funds effective, and the Secured Overnight Financing Rate (SOFR)) compared with many other financial institutions.

Because we are a cooperative organization with some members using our products more heavily than others and members having different percentages of capital stock, we must achieve a balance in generating membership value from product prices and characteristics and paying a competitive dividend rate. We attempt to achieve this balance by pricing our products at relatively narrow spreads over funding costs, compared with other financial institutions, while still achieving acceptable profitability. Our cooperative ownership structure and extensive access to debt markets allow our business to be scalable and self-capitalizing without taking undue risks, diminishing capital adequacy, or jeopardizing profitability.

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
▪Mission Assets and Activities (as defined below): Implement strategies and tactics and effectively manage operations to promote members’ usage of Primary Mission Assets and Supplemental Mission Activities and stand ready at all times to provide liquidity to members.
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

Mission Assets and Activities
The following are our principal business activities with members:

▪We lend readily-available, competitively-priced, and fully-collateralized Advances.

▪We issue collateralized Letters of Credit.

▪We purchase qualifying residential mortgage loans through the MPP and hold them on our balance sheet.

We also may execute standby bond purchase agreements with state housing authorities, which is a minor source of business activity. Together, these product offerings constitute “Mission Assets and Activities.” We refer to Advances and Letters of Credit as Credit Services.

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

Capital

Due to our cooperative structure, we obtain capital from members. Each member must own capital stock as a condition of membership and normally must acquire additional stock above the membership stock amount in order to gain access to Mission Assets and Activities. Acquiring capital in connection with growth in Mission Assets and Activities ensures that these assets are self-capitalizing. We issue, redeem, and repurchase capital stock only at its stated par value of $100 per share. By law, our stock is not publicly traded.

We also maintain an amount of capital to ensure we meet all of our regulatory and business requirements relating to capital adequacy and protection of creditors against losses. We hold retained earnings to protect members' stock investment against impairment risk and to help stabilize dividend payments when earnings may be volatile.

Governance

Board of Directors
Our Board of Directors is responsible for the overall oversight and management of the FHLBank pursuant to the Federal Home Loan Bank Act. The combination of public sponsorship and private ownership that drives our business model is reflected in the composition of our 17-member Board of Directors, all of whom members elect. Ten directors are officers and/or directors of our member institutions, while the remaining directors are Independent directors who represent the public interest. When nominating Independent director candidates, our Board values diversity across a number of categories, including diversity of gender, race, and ethnicity, as well as professional backgrounds. The professional backgrounds of our Independent directors cover a wide range of industries and expertise in areas such as financial markets and economics, affordable housing organizations, and technology, including cybersecurity.

Culture of Ethical Behavior
We are committed to the highest possible standards of honesty, integrity and conduct. These standards are essential to our business and foster confidence in our FHLBank and the FHLB System. To promote these standards with our employees and our vendors, we maintain a Whistleblower Policy, Standards of Conduct that apply to all employees, and a Code of Ethics for Senior Financial Officers. The Standards of Conduct outline employees’ responsibilities to “promptly raise compliance and ethics questions and concerns” and provide a description of the types of questions and concerns that should be raised. Each employee receives training on and certifies understanding and acceptance of the Standards of Conduct at the inception of their employment and, thereafter, must certify their compliance with the Standards of Conduct at least once each year.

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

Ratings of Nationally Recognized Statistical Rating Organizations

The FHLBank System's comparative advantage in funding is acknowledged in its excellent credit ratings from nationally recognized statistical rating organizations (NRSROs). Moody's Investors Service (Moody's) currently assigns, and historically has assigned, the System's Consolidated Obligations the highest ratings available: long-term debt is rated Aaa and short-term debt is rated P-1. It also assigns a Prime-1 short-term bond rating on each FHLBank. It affirmed these ratings in 2021 and maintained a stable outlook. In 2021, Standard & Poor's affirmed its issuer credit ratings on each FHLBank and its AA+ ratings on the System's senior debt and also maintained a stable outlook. The ratings closely follow the U.S. sovereign ratings from both agencies.

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

BUSINESS SEGMENTS

We manage the development, resource allocation, product delivery, pricing, credit risk management, and operational administration of our Mission Assets and Activities in two business segments: Traditional Member Finance and the MPP. Traditional Member Finance includes Credit Services, housing and community investment, investments, some correspondent and deposit services, and other financial products of the FHLB. See the “Segment Information” section of “Results of Operations” in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 14 of the Notes to Financial Statements for more information on our business segments, including their results of operations.

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

▪Management of debt issuance. Maintaining a short-term liquidity investment portfolio can help us participate in attractively priced debt issuances, on an opportunistic basis. We can temporarily invest proceeds from debt issuances in short-term liquid assets and quickly access them to fund demand for Mission Assets and Activities, rather than having debt issuances dictated solely by the timing of member demand.

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

Market risk associated with short-term investments tends to be minimal because of their short maturities and because we typically fund them with short-term Consolidated Obligations. We mitigate much of the market risk of MBS, which exists primarily from changes in mortgage prepayment speeds, by limiting their balances to 300 percent of regulatory capital and by funding them with a portfolio of long-term fixed-rate callable and non-callable Obligations. Additionally, we mitigate much of the market risk of longer-term non-MBS securities, and a portion of our MBS, by using interest rate swaps to effectively convert the fixed rate investments to adjustable-rate investments. We also manage the market risk exposure of the entire balance sheet within prudent policy limits.

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

Deposits
We provide a variety of deposit programs, including demand, overnight, term and Federal funds, which enable depositors to invest funds in short-term liquid assets. We accept deposits from members, other FHLBanks, any institution to which we offer correspondent services, and other government instrumentalities. The rates of interest we pay on deposits are subject to change daily based on comparable money market interest rates. The balances in deposit programs tend to vary positively with the amount of idle funds members have available to invest, as well as the level of short-term interest rates. Deposits have typically represented one to three percent of our funding sources in recent years.

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

A “conventional” mortgage refers to a non-government-guaranteed mortgage. A “conforming” mortgage refers to the maximum amount permissible to be lent as a regular prime (i.e., non-jumbo, non-subprime) mortgage. For 2022, the Finance Agency established the conforming limit at $647,200 with loans originated in a limited number of high-cost cities and counties receiving higher conforming limits. We have elected not to purchase mortgages subject to these higher conforming limits.

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

Bonds may have fixed or adjustable rates of interest. Fixed-rate Bonds are either non-callable or callable. A callable Bond is one that we are able to redeem in whole or in part at our discretion on one or more predetermined call dates according to the Bond's offering notice. The maturity of Bonds are typically up to 20 years. Adjustable-rate Bonds use a benchmark market interest rate, typically SOFR, for interest rate resets. We do not participate in the issuance of range Bonds, zero coupon Bonds, or indexed principal redemption Bonds.

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
Interest rates on Obligations are affected by a multitude of factors such as: overall economic and credit conditions; credit ratings of the FHLBank System; investor demand and preferences for our debt securities; the level and shape of market interest rates (e.g., U.S. Treasury rates); and the supply, volume, timing, and characteristics of debt issuances by the FHLBanks, other GSEs, and other highly-rated issuers.

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

Because Obligations have favorable credit ratings and because the FHLBank System is one of the largest sellers of debt in the worldwide capital markets, the System historically has been able to satisfy its liquidity needs through debt issuance across a wide range of structures at relatively favorable spreads to benchmark market interest rates, such as U.S. Treasury rates.

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

In accordance with the GLB Act, our stock is also putable by members. There are statutory and regulatory restrictions on our obligation or right to redeem or repurchase outstanding stock, including, but not limited to, the following:

▪We may not redeem any capital stock if, following the redemption, we would fail to satisfy any regulatory capital requirements. By law, we may not redeem any stock if we become under capitalized.

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

Capital Plan
Our Capital Plan ties the amount of each member's required capital stock to the amount of the member's assets and the amount and type of its activity with us. The Capital Plan has the following basic characteristics:

▪We offer only one class of capital stock, Class B, which is generally redeemable upon a member's five-year advance written notice. We strive to manage capital risks to be able to safely and soundly satisfy redemption requests sooner than five years, although we may elect to wait up to five years (or longer under certain conditions).

▪We issue shares of capital stock as required for an institution to become a member or maintain membership (membership stock), as required for members to capitalize certain Mission Assets and Activities (activity stock), and if we pay dividends in the form of additional shares of stock.

▪We may, subject to the restrictions described above, repurchase certain capital stock (i.e., "excess" capital stock).

We believe the Capital Plan enables us to efficiently increase and decrease capital stock needed to capitalize assets in response to changes in the membership base and demand for Mission Assets and Activities. This enables us to maintain a prudent amount of financial leverage and consistently generate a competitive dividend return.

At December 31, 2021, the amount of membership stock required for each member ranged from a minimum of $1,000 to a maximum of $25 million, with the amount within that range determined as a percentage of member assets. Separate from its membership stock, each member is required to purchase and hold activity stock to capitalize certain Mission Assets and Activities. Activity stock is required to capitalize the principal balance of Advances, guaranteed funds and rate Advance commitments, the principal balance of loans and commitments in the MPP, and beginning January 1, 2021, the notional balance of Letters of Credit.

The FHLB must capitalize its total assets at a rate of at least four percent. The Capital Plan supports the membership's stock component towards this overall requirement. As specified within the Capital Plan, each member is required to maintain a percentage of activity stock within a range depending on the type of transaction. The Capital Plan amendment that went into effect on January 11, 2022 set the activity percentages as follows:

Transaction Type	Activity Percentage
Advances	4.50%
Advance Commitments	4.50
MPP	3.00
Letters of Credit	0.10
If a member owns more stock than is needed to satisfy both its membership and activity stock requirements, we designate the remaining stock as the member's excess capital stock. The member utilizes its excess stock to capitalize additional Mission Assets and Activities, before purchasing activity stock.

Retained Earnings

Purposes and Amount of Retained Earnings
Retained earnings are important to protect members' capital stock investment against the risk of impairment and to enhance our ability to pay stable and competitive dividends when earnings may be volatile. Impairment risk is the risk that members would have to write down the par value of their capital stock investment in our FHLB as a result of their analysis of ultimate recoverability. An extreme situation of earnings instability, in which substantial credit losses were experienced and expected for a period of time, could result in members determining that the value of their capital stock investment was impaired.

We have a policy that sets forth a minimum amount of retained earnings we believe is needed to mitigate impairment risk and facilitate dividend stability in light of the risks we face. At December 31, 2021, the minimum retained earnings requirement was approximately $270 million, based on mitigating quantifiable risks under very stressed business and market scenarios to a 99 percent confidence level. At the end of 2021, our retained earnings totaled $1.3 billion. We believe the current amount of retained earnings is fully sufficient to protect our capital stock against impairment risk and to provide for dividend stability.

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

SOCIAL RESPONSIBILITY

Housing and Community Investment Programs
We support affordable housing, necessary housing repairs, disaster reconstruction and home ownership for very low- to moderate-income individuals through multiple programs across Kentucky, Ohio and Tennessee. By using our programs individually or in combination, our members and their community partners can create economically competitive solutions that contribute to the quality of life in the communities they serve.

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

The Affordable Housing Program provides funding for the development of affordable housing, from large rental complexes that provide homes to seniors to individual homes for first time buyers. The Program consists of a Competitive Program and a homeownership program called Welcome Home, which assists homebuyers with down payments and closing costs. Under the Competitive Program, we currently distribute funds in the form of grants to members that apply and successfully compete in an annual offering. Under Welcome Home, we make funds available beginning in March until they have been fully committed. For both programs, the income of qualifying individuals or households must be 80 percent or less of the area median income. We set aside up to 35 percent of the Affordable Housing Program accrual for Welcome Home and allocate the remainder to the Competitive Program.

Two other housing programs that fall outside of the Affordable Housing Program are the Community Investment Program and the Economic Development Program. Advances under the former program have rates equal to our cost of funds, while Advances under the latter program have rates equal to our cost of funds plus reasonable administrative costs. Members use the Community Investment Program to serve housing needs of low- and moderate-income households and, under certain conditions, community economic development projects. The Economic Development Program is a discounted Advance program used to promote economic development and job creation and retention.

Our Board of Directors also allocates funds to voluntary housing programs. Currently, we offer three voluntary housing programs, the Carol M. Peterson Housing Fund, the Disaster Reconstruction Program, and the Zero Interest Rate Fund. The Board authorized $1.0 million to the Carol M. Peterson Housing Fund for use during 2021. In November 2021, the Board re-authorized another $1.0 million for the Carol M. Peterson Housing Fund for use in 2022. These funds are primarily used as grants to pay for accessibility rehabilitation and emergency repairs for special needs and elderly homeowners. The Disaster Reconstruction Program helps very low- to moderate-income families whose homes were impacted by fires, tornadoes, flooding, landslides or other state or federally declared natural disasters in the Fifth District. The program offers up to $20,000 to help repair and rebuild homes affected by disasters and $5,000 for displaced renters to purchase homes. Since the program's inception, we have disbursed over $6.2 million to assist 495 households. The Zero Interest Fund provides loans with a zero percent interest rate to support upfront infrastructure costs on residential and economic development projects. The fund is a $2 million revolving loan fund.

Serving the Community
Our employees participate in various programs, such as fundraising campaigns or volunteer opportunities, which support and give back to our local communities. Examples of these programs included the United Way Campaign, the Cincinnati Wish Tree Program, the Annual Heart Mini-Marathon and Walk, the Habitat for Humanity Rock the Block, and an employee volunteer build with Yellow Springs Home, Inc. Through participation in the Rock the Block and employee build events, our employees’ volunteer efforts helped advocate for safe, decent and affordable housing by cleaning up yards, building fences, and helping complete various home-improvement projects.

Diversity and Inclusion Program
Diversity and inclusion is a strategic business priority. Our diversity and inclusion officer reports to the President and Chief Executive Officer, serves as a liaison to the Board of Directors, and is a member of the senior management strategy council. We recognize that diversity increases capacity for innovation and creativity and that inclusion allows us to leverage the unique perspectives of all employees and strengthen retention efforts. We operationalize our commitment through the development and execution of a three-year diversity and inclusion strategic plan that includes quantifiable metrics to measure its success. Our diversity and inclusion officer and team reports regularly on performance against the strategic plan to management and the Board of Directors. Additionally, employee job descriptions contain inclusive behavior expectations that increase with increasing responsibilities in the organization, and also are included as part of our annual performance management process.

We offer a range of opportunities for our employees to connect, and grow personally and professionally through employee resource groups and community outreach. We consider learning an important component of our diversity and inclusion strategic plan and regularly offer educational opportunities to our employees. Examples of these opportunities include consultant-led diversity and inclusion training about employee experiences as they relate to race, ethnicity and gender, listening to panel discussions about issues affecting race in the United States, as well as a series of lunch and learns to help raise awareness and engage employees in conversations about racial disparities in education, health and housing. In addition, we have made a commitment to be part of the national dialogue and solution to end systemic racism through our sponsorship of the YWCA Racial and Justice Inclusion Initiative.

HUMAN CAPITAL RESOURCES

Our human capital is a significant contributor to the success of our strategic business objectives. As such, we are committed to the health, safety and wellness of our employees. In response to the COVID-19 pandemic, we implemented significant operating environment changes, safety protocols and procedures that we determined were in the best interest of our employees and members, and which comply with government regulations. This included having nearly all employees work remotely, while implementing additional safety measures for employees continuing any on-site work.

In managing human capital, we focus on our workforce profile and the various programs and philosophies described below.

Workforce Profile
Our workforce is primarily comprised of corporate employees, with one location of principal operations. As of December 31, 2021, we had 245 employees. As of December 31, 2021, approximately 39 percent of our workforce was female, 61 percent male, 84 percent non-minority and 16 percent minority. Our workforce is leanly staffed, and historically has included a number of longer-tenured employees. As of December 31, 2021, the average tenure of our employees was 10 years. We strive to both develop talent from within the organization and supplement with external hires. We believe that developing talent internally results in institutional strength and continuity and promotes loyalty and commitment in our employee base, which furthers our success. However, adding new employees contributes to new ideas, continuous improvement, and our goals of a diverse and inclusive workforce. Our employees are not represented by a collective bargaining unit.

Total Rewards
We seek to attract, develop and retain talented employees. We strive to achieve this objective through a combination of development programs, benefits and employee wellness programs, and recognizing and rewarding performance. Specifically, our programs include:
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
▪Work / life balance – provides flexible work arrangements and scheduling and paid time off for vacation, illness, personal, holiday, bereavement, jury duty, and paid leave programs for times when caring for a sick family member, bonding with a newborn or recovering from childbirth.
▪Culture – promotes employee resource groups and various cultural and inclusion initiatives.
▪Development programs and training – offers tuition assistance programs, internal educational and development opportunities, and fee reimbursement for external educational and development programs.
▪Management succession planning – assesses talent annually with our leadership and Board of Directors with, at a minimum, a defined plan for positions at Vice President and above.

Item 1A.    Risk Factors.

The following discussion summarizes risks and uncertainties we currently face. The realization of one or more of the risks could negatively affect our results of operations, financial condition, safety and soundness, and, at the extreme, the viability of our business franchise. The effects could include reductions in Mission Assets and Activities, lower earnings and dividends, and, at the extreme, impair our capital or hinder our ability to participate in issuances of Consolidated Obligations. The risks identified below are not the only risks we face. Other risks not presently known or which we deem to be currently immaterial may also impact our business. Additionally, the risks identified may adversely affect our business in ways we do not expect or anticipate.

BUSINESS AND REGULATORY RISK

A prolonged downturn in the economy, including the U.S. housing market, and related U.S. government monetary policy responses, could further lower Mission Assets and Activities and profitability.

Member demand for Mission Assets and Activities depends in large part on the general health of the economy and overall business conditions. Numerous external factors can affect our Mission Assets and Activities and earnings including:

▪the general state and trends of the economy and financial institutions, especially in the Fifth District;
▪conditions in the financial, credit, mortgage, and housing markets;
▪interest rates;
▪actions of the Federal Reserve to affect reserves of financial institutions and the money supply;
▪competitive alternatives to our products, such as retail deposits and other sources of wholesale funding;
▪inflation;
▪regulations affecting our members' liquidity requirements;
▪the willingness and ability of financial institutions to expand lending; and
▪natural disasters, pandemics or other widespread health emergencies (see the separate Risk Factor on the COVID-19 pandemic), terrorist attacks, civil unrest, acts of war, trade disruptions, economic or other sanctions, or other unanticipated or catastrophic events could create economic and financial disruptions and uncertainties.

These external factors, some of which occurred in 2021 and 2022, are likely to have a more severe impact if a prolonged economic downturn is accompanied by significant changes in interest rates, stresses in the housing market, elevated competitive forces, or actual or potential changes in the legislative and regulatory environment. Any of these factors, or a combination of factors, could adversely affect our business activities and results of operations and may ultimately cause stockholders to request redemption of a portion of their capital or request withdrawal from membership (both referred to in this document as “request withdrawal of capital”).

In particular, overall Advance demand has been and continues to be unfavorably affected by the substantial amount of deposit-based liquidity provided to financial institutions through the monetary policies of the U.S. government and its agencies, including the Federal Reserve, and changes in our members' ability to manage their regulatory liquidity requirements. The Federal Reserve’s policies facilitate liquidity and support stability in the fixed-income markets, which in turn has generally led to substantial deposit balances for our members and decreases in their demand for Advances. See "Executive Overview" in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information on recent market activity.

The competitive environment for our products could adversely affect business activities, including decreasing the level and utilization rates of Mission Assets and Activities, earnings, and capitalization.

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

Sharp reductions in Mission Assets and Activities resulting from lower usage by large members, consolidation of large members, or continued shift in mortgage lending activities towards entities not eligible for FHLB membership could adversely impact our net income and dividends.

The amount of Mission Assets and Activities and capital is concentrated among a small number of our large members. Additionally, the financial industry continues to consolidate and in recent years there has been a systemic trend of financial institutions that are currently ineligible for FHLB membership gaining an increasing market share, especially related to mortgage finance. However, the legislative and regulatory environment faced by the FHLBanks has not changed in response to this trend. Our members could decrease their Mission Assets and Activities and the amount of their capital stock as a result of merger and acquisition activity or continued loss of market share to ineligible entities. At December 31, 2021, one member, U.S. Bank, N.A., held over 14 percent of our Advances and one member PFI, Union Savings Bank, accounted for nearly 25 percent of the outstanding MPP principal balance. Our business model is structured to be able to absorb sharp changes in Mission Assets and Activities because we can undertake commensurate reductions in liability balances and capital and because of our relatively modest operating expenses. However, an extremely large and sustained reduction in Mission Assets and Activities could affect our profitability and ability to pay competitive dividends, as well as, at the FHLBank System level, raise policy questions about the relevance of the FHLBank System in its traditional mission of supporting housing finance.

Replacement of the LIBOR benchmark interest rate could adversely affect our business, financial condition, and results of operations.

Under the July 2017 and March 2021 announcements by the United Kingdom's Financial Conduct Authority (FCA), which regulates LIBOR, the one-week and two-month U.S. dollar LIBOR settings and all non-U.S. dollar LIBOR settings ceased to be provided by any administrator and were no longer representative as of January 1, 2022. The remaining U.S. dollar LIBOR settings will either cease to be provided by any administrator or no longer be representative immediately after June 30, 2023. Although the FCA does not expect these remaining LIBOR settings to become unrepresentative before the cessation date, there is no assurance that any of them will continue to be published or be representative through any particular date.

Accordingly, we have developed and implemented a LIBOR transition plan. We have added or adjusted fallback language for our Advances and Consolidated Obligations and have worked with our counterparties to address over-the-counter derivative agreements referencing U.S. dollar LIBOR as a part of our LIBOR transition efforts. We continue to monitor the market-wide efforts to address fallback language related to derivatives and investment securities, as well as fallback language for new activities and issuances of financial instruments. Despite relief under recent legislation and proposed Congressional action addressing LIBOR cessation, the contractual consequences of LIBOR cessation for some existing LIBOR-indexed instruments may not be clear. As LIBOR has been a principal floating-rate benchmark in the financial markets, its cessation has affected, and will continue to affect, the financial markets and may also affect our business, financial condition, and results of operations.

In response to the cessation of LIBOR, the Federal Reserve Bank of New York's Alternative Reference Rates Committee (ARRC) established SOFR as its recommended alternative to U.S. dollar LIBOR, and the Federal Reserve Bank of New York began publishing SOFR rates in the second quarter of 2018. SOFR is based on a broad segment of the overnight Treasury repurchase market and is intended to be a measure of the cost of borrowing cash overnight collateralized by Treasury securities.

The market transition away from LIBOR and towards SOFR or another alternate reference rate has been and is expected to continue to be complicated and may include the development of term and credit adjustments to accommodate differences between LIBOR and SOFR or any other alternate reference rate. During the market transition away from the remaining LIBOR settings, LIBOR may experience increased volatility, and the overnight Treasury repurchase market underlying SOFR may also experience disruptions from time to time, which may result in unexpected fluctuations in SOFR. While market activity in SOFR-linked financial instruments has continued to develop, the progress has been uneven and there can be no guarantee that SOFR will become widely accepted and used across market segments and financial products in a timely manner or that any other alternative reference rate will be developed. In our case, a robust member demand for SOFR-linked Advances has yet to develop. Any disruption in the market transition away from LIBOR towards SOFR or another alternate reference rate could result in increased financial, operational, legal, reputational or compliance risks. We are not currently able to predict the ultimate impact the market transition away from LIBOR towards SOFR may have on our business, financial condition, and results of operations. See "Executive Overview" in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information about the replacement of LIBOR.

The COVID-19 pandemic and related developments created economic and financial disruptions and uncertainties, which could increase many of the risks we face and adversely affect our business, financial condition, and results of operations.

The COVID-19 pandemic, and governmental and public actions taken in response have created uncertainty about the overall economic environment. Despite significant improvements in the overall U.S. economy since the initial effect of the pandemic, uncertainty remains on the pace of the recovery going forward, reflecting concerns about virus resurgence from variants, vaccine distribution and vaccination rates, inflation, and supply chain disruptions. There are no comparable recent events that provide guidance as to the long-term effect that the COVID-19 pandemic may have and, as a result, the ultimate effect of the pandemic is highly uncertain. This could increase many of the risks we face and adversely affect our business, financial condition, and results of operations.

Beginning in the second quarter of 2020 and throughout 2021, demand for Advances was low as a number of emergency actions taken by the Federal Reserve, in response to the COVID-19 pandemic, helped facilitate significant liquidity in the markets and members experienced substantial deposit growth. While it is difficult to predict the future demand for Advances, we believe that reduced demand for Advances from many of our members will, or is likely to, continue in the near future if the level of liquidity in the financial markets and deposit levels at members remain elevated or if another economic downturn occurs.

Overall, the effects of the COVID-19 pandemic have contributed to, and may continue to cause, compression in our net interest income and net interest margin. To the extent interest rates continue to be low, or negative interest rates arise, our business and profitability may be further adversely affected.

The extent to which the COVID-19 pandemic may continue to impact our business, financial condition, and results of operations will depend on many factors that remain highly uncertain and difficult to predict, including, but not limited to: the spread of new variants of the virus; actions taken by governmental authorities and other third parties in response to the pandemic; and the effectiveness of related vaccines and therapeutics.

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

In addition to potential GSE reform, the legislative and regulatory environment in which the System operates continues to undergo change. Recently-promulgated and future legislative and regulatory actions could result in, among other things: an increase in our cost of funding and regulatory compliance; a change in membership or permissible business activities; additional capital and liquidity requirements; additional contributions under our Affordable Housing Program; reduced demand for Advances or limitation on Advances made to members; or a change in the size, scope, or nature of our lending, investment, or mortgage financing activities. For example, a legislative proposal is under consideration that, if enacted, would require the FHLBanks to increase the percentage of their annual earnings devoted to their affordable housing programs over the amount that is currently required by law. We are unable at this time to predict the ultimate effects the regulatory environment could have on the FHLBank System's business model, our members' view on the value of the FHLBank membership, or on our financial condition and results of operations. See "Executive Overview" in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information on regulatory and legislative developments.

Failure to meet minimum capital adequacy requirements mandated by Finance Agency regulations and supervisory guidance could affect our ability to pay dividends or repurchase or redeem members' capital stock, which may cause a decrease in demand for Advances or difficulties in retaining existing members and attracting new members.

To ensure safe and sound operations, we must hold a minimum amount of capital relative to our asset levels. We must also hold a sufficient amount of retained earnings to help protect members' capital stock investment against impairment risk. If we are unable to satisfy our minimum capital requirements, we would be subject to capital restoration requirements. Until the minimum capital levels have been restored, we would also be prohibited from paying dividends and redeeming or repurchasing capital stock without prior approval, which could adversely affect the value of membership in our company. For example, the competitiveness of our Advances depends on the total cost to members, which includes the rates we charge, dividends paid, and members' perceptions of our relative safety and soundness, among other things. Therefore, outcomes of failing to meet capital adequacy requirements may include reduced demand for Advances, decreased profitability, or difficulty in retaining members or attracting new members.

MARKET AND LIQUIDITY RISK

Changes in interest rates and mortgage prepayment speeds (together referred to as market risk exposure or interest rate risk exposure) could significantly affect our financial condition and results of operations.

Exposure of earnings to unhedged changes in interest rates and mortgage prepayment speeds is one of our largest ongoing residual risks. We derive most of our income from the interest earned on assets less the interest paid on Consolidated Obligations and deposits used to fund the assets. Spreads on our assets tend to be narrow compared to those of many other financial institutions due to our cooperative business model. Market conditions, yield curve shape, competitive forces, and market risk exposure could cause these already narrow asset spreads to decline, which could substantially reduce our profitability. A key spread relationship is that we tend to utilize Consolidated Discount Notes to fund a significant amount of assets that have adjustable-rates tied to a benchmark interest rate, such as SOFR, or historically LIBOR. Because rates on Discount Notes do not perfectly correlate with other adjustable benchmark interest rates, a narrowing of this spread, for example from investors changing perceptions about the quality of our debt, could lower income and reduce balances of Mission Assets and Activities.

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

Although we mitigate a large portion of our market risk exposure, a residual amount of market risk normally remains after incorporating risk management activities. Sharp increases or decreases in interest rates could adversely affect us and our stockholders by making dividend rates less competitive relative to the returns available to members on alternative investments.

In some extremely stressful scenarios, changes in interest rates and prepayment speeds could result in dividends being below stockholders' expectations for an extended period of time and/or market capitalization ratios falling below par which could indicate potential impairment of member stock. In such a situation, members could engage in less Mission Assets and Activities and could request a withdrawal of capital. See "Quantitative and Qualitative Disclosures About Risk Management" in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information about market risk exposure.

Impaired access to the capital markets for debt issuance could decrease the amount of Mission Assets and Activities, lower earnings by raising debt costs and, at the extreme, prevent the System from meeting its financial obligations.

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

We are exposed to liquidity risk if significant disruptions in the capital markets occur. Although the System was able to maintain access to the capital markets for debt issuances on acceptable terms during 2021, there is no assurance this will continue to be the case. Future ability to effectively access the capital markets on acceptable terms could be adversely affected by external events (such as general economic and financial instabilities, political instability, wars, natural disasters, pandemics or other widespread health emergencies, civil unrest or other unanticipated or catastrophic events), deterioration in the perception of financial market participants about the financial strength of Consolidated Obligations, or downgrades to the System's credit ratings. The System could also be affected by the continued changes in the capital markets in response to financial regulations and by the joint and several liability for Consolidated Obligations, which exposes the System as a whole to events at individual FHLBanks. If access to capital markets were to be impaired for an extended period, the effect on our financial condition and results of operations could be material. At the extreme, the System's ability to achieve its mission and satisfy its financial obligations could be threatened.

CREDIT RISK

We are exposed to credit risk that, if realized, could materially affect our financial condition and results of operations.

We believe we have a de minimis overall amount of residual credit risk exposure. However, we can make no assurances that credit losses could not materially affect our financial condition or results of operations in all scenarios.

The FHLB is an asset-based lender for Advances and Letters of Credit. Advances and Letters of Credit are over-collateralized and we have a perfected security interest on all pledged collateral. However, we do not have full information on the characteristics of, nor do we estimate current market values on, a large portion of collateral. This results in a degree of uncertainty as to the precise amount of over-collateralization.

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

OPERATIONAL RISK

Failures or interruptions of the Office of Finance's services could disrupt the ability to conduct and manage our business.

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

Computer systems, software and networks are increasingly more vulnerable to failures and interruptions from cyberattacks, which may include breaches, unauthorized access, misuse, computer viruses or other malicious or destructive code (such as ransomware) and other events against information owned by our company and customers. These failures and interruptions could jeopardize the confidentiality or integrity of information, or otherwise cause interruptions or malfunctions in operations. Additionally, threats of cyber terrorism, external extremist parties, including state-sponsored actors, result in heightened risk exposure. These threats may increase as a result of geopolitical conflicts. The techniques used in cyberattacks change frequently and have grown increasingly sophisticated, and these attacks or ensuing security breaches could persist for an extended period of time before being detected. It could take considerable time for us to determine the scope, extent, amount, and type of information compromised. We can make no assurance that we will be able to prevent, timely and adequately address, or mitigate failures, interruptions, or cyberattacks in information systems and other technology. If we experience a failure, interruption, or cyberattack in any of these systems, we may be unable to effectively conduct or manage business activities, operating processes, and risk management, which could significantly harm customer relations, our reputation, and operating costs, potentially resulting in material adverse effects on our financial condition and results of operations. We may not be able to foresee, prevent, mitigate, reverse or repair the negative effects of such failures, interruptions, cyberattacks, or cyber terrorism.

Natural disasters, including those resulting from significant climate change, could adversely affect our business and our members’ businesses.

Natural disasters, such as hurricanes, tornadoes, floods, wild fire, and drought may impact our operations or our members’ businesses. Climate change is increasing the frequency, intensity and duration of these weather events. These natural disasters, including those resulting from significant climate change, could destroy or damage facilities or other properties (such as collateral that members have pledged to secure Advances or mortgages), disrupt business, increase the probability of power or other outages, or otherwise cause significant economic dislocation in the affected regions. Any of these situations may adversely affect our financial condition and results of operations.

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

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

By law our stock is not publicly traded, and only our members (and former members with a withdrawal notice pending) may own our stock. The par value of our capital stock is $100 per share. As of February 28, 2022, we had 632 member and former member stockholders and approximately 36 million shares of capital stock outstanding, all of which were Class B Stock.

We declared quarterly cash dividends in 2021 and 2020 as shown in the table below.

	2021	2020
	Annualized	Annualized
Quarter	Rate	Rate
First	2.00%	2.50%
Second	2.00	2.50
Third	2.00	2.00
Fourth	2.00	2.00
Total	2.00	2.23

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

RECENT SALES OF UNREGISTERED SECURITIES

We provide Letters of Credit in the ordinary course of business to support members' obligations issued in support of unaffiliated, third-party offerings of notes, bonds or other securities. We provided $2 million, $1 million and $3 million of such credit support during 2021, 2020 and 2019. To the extent that these Letters of Credit are securities for purposes of the Securities Act of 1933, their issuance is exempt from registration pursuant to section 3(a)(2) thereof.

Item 6.     [Reserved].

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

This discussion and analysis of the FHLB's financial condition and results of operations should be read in conjunction with the Financial Statements and related Notes to Financial Statements contained in this Form 10-K.

EXECUTIVE OVERVIEW

Recent Developments

COVID-19 Pandemic
The global outbreak of COVID-19 has impacted communities and businesses worldwide, including those in the Fifth District. The effects of COVID-19 continue to evolve, and the full impact and duration of the virus are unknown. Throughout the COVID-19 pandemic, we have continued to fulfill our mission of providing robust access to a key source of readily available and competitively priced wholesale funding to member financial institutions and supporting our commitment to affordable housing and community investment. Our capital and liquidity positions remained strong, as did our overall ability to fund operations through the issuance of Consolidated Obligations at acceptable interest costs. Additionally, overall residual credit risk exposure from our Credit Services, mortgage loan portfolio, investments, and derivative transactions has remained de minimis. We continue to monitor the effects of COVID-19, including the impact of variants, and are committed to assisting members and their communities as impacts related to the pandemic continue to unfold.

Financial Condition

Mission Assets and Activities
Primary Mission Assets (i.e., principal balances of Advances and mortgage loans held for portfolio) and Supplemental Mission Activities (i.e., Letters of Credit, Mandatory Delivery Contracts and standby bond purchase agreements) are the primary means by which we fulfill our mission with direct connections to members and what we refer to as Mission Assets and Activities. We regularly monitor our concentration of Mission Assets and Activities. One measure we use to assess mission achievement is our Primary Mission Asset ratio, which measures the sum of average Advances and mortgage loans as a percentage of average Consolidated Obligations (adjusted for certain high-quality liquid assets, as permitted by regulation). In 2021, the Primary Mission Asset ratio averaged 69 percent, slightly below the Finance Agency's preferred ratio of 70 percent. In assessing overall mission achievement, we also consider supplemental sources of Mission Assets and Activities, the most significant of which is Letters of Credit issued for the benefit of members.

The following table summarizes our Mission Assets and Activities.

	Year Ended December 31,
	Ending Balances		Average Balances
(In millions)	2021	2020	2021	2020
Primary Mission Assets (1):
Advances	$22,954	$25,007	$23,721	$42,917
Mortgage loans held for portfolio	7,402	9,316	7,931	10,995
Total Primary Mission Assets	$30,356	$34,323	$31,652	$53,912

Supplemental Mission Activities (2):
Letters of Credit (notional)	$34,637	$28,812	$33,922	$20,141
Mandatory Delivery Contracts (notional)	250	137	249	338
Standby bond purchase agreements (notional)	27	35	31	68
Total Supplemental Mission Activities	$34,914	$28,984	$34,202	$20,547
(1)Amounts represent principal balances.
(2)Amounts represent off-balance sheet commitments.

Advance principal balances decreased $2.1 billion (eight percent) from year-end 2020. Advance balances remained below pre-pandemic levels in 2021 due to increased liquidity in the financial markets and substantial growth in deposits at member institutions. Average principal Advance balances for 2021 decreased $19.2 billion (45 percent) compared to 2020. Advance balances in the first quarter of 2020 were significantly higher as members sought additional liquidity during the onset of the COVID-19 pandemic. However, most of these Advances matured or were prepaid by the end of 2020, and the demand for Advances has remained low. Advance demand could improve as one or more of the following occur: reductions in government liquidity programs, changes in the Federal Reserve monetary policy, or a rise in interest rates.

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

The MPP principal balance fell $1.9 billion (21 percent) from year-end 2020. During 2021, we purchased $1.7 billion of mortgage loans, while principal reductions of $3.6 billion reflected the continuing high levels of mortgage loan refinance activity.

Letters of Credit increased $5.8 billion (20 percent) from year-end 2020 primarily due to members using them to secure elevated levels of public unit deposits. We normally earn fees on Letters of Credit based on the actual average amount of the Letters utilized, which generally is less than the notional amount issued.

Investments
The balance of investments at December 31, 2021 was $29.4 billion, an increase of $2.4 billion from year-end 2020. At December 31, 2021, investments included $10.8 billion of MBS and $18.6 billion of other investments, which consisted primarily of highly-rated short-term instruments and longer-term U.S. Treasury and GSE obligations held for liquidity. All of our MBS held at December 31, 2021 were issued and guaranteed by Fannie Mae, Freddie Mac or a U.S. agency.

Investments averaged $28.1 billion in 2021, a decrease of $4.8 billion (15 percent) compared to the average in 2020. The decrease in average investments reflected lower liquidity investments needed in light of the reduced Advance demand and lower MBS given the elevated levels of prepayments throughout 2021 as a result of the low interest rate environment and inability to quickly replace those investments with suitable alternatives. However, the ending balance of MBS increased primarily due to the purchase of $3.1 billion of new MBS in the second half of 2021. Liquidity investments can vary significantly on a daily basis during times of volatility in Advance balances. We maintained a robust amount of asset liquidity throughout 2021 across a variety of liquidity measures, as discussed in the "Liquidity Risk" section of "Quantitative and Qualitative Disclosures About Risk Management."

Capital
Capital adequacy surpassed all minimum regulatory capital requirements in 2021. The GAAP and regulatory capital-to-assets ratios at December 31, 2021 were 6.26 percent and 6.28 percent, respectively. Both ratios exceeded the regulatory required minimum of four percent. Regulatory capital includes mandatorily redeemable capital stock accounted for as a liability under GAAP. GAAP and regulatory capital decreased $0.1 billion and $0.2 billion, respectively, from year-end 2020. Retained earnings totaled $1.3 billion at December 31, 2021, a decrease of one percent from year-end 2020. We believe the amount of retained earnings is sufficient to protect against members' impairment risk of their capital stock investment in the FHLB and to provide the opportunity to stabilize or increase future dividends.

Results of Operations

Overall Results
Our earnings over time reflect the combination of a stable business model and conservative management of risk. Key market driven factors that can cause significant periodic volatility in our profitability are changes in the level of interest rates, changes in spreads between benchmark interest rates and our short-term funding costs, recognition of net amortization due to accelerated prepayments of mortgage assets, and fair value adjustments related to the use of derivatives and the associated hedged items. Our profitability may also be affected by our members' overall Advance demand, which is largely influenced by the monetary policies of the U.S. government and its agencies, including the Federal Reserve, and general economic conditions. The table below summarizes our results of operations.

	Year Ended December 31,
(Dollars in millions)	2021	2020	2019
Net income	$42	$276	$276
Affordable Housing Program assessments	5	31	31
Return on average equity (ROE)	1.08%	5.78%	5.65%
Return on average assets	0.07	0.31	0.28
Weighted average dividend rate	2.00	2.23	5.05
Average short-term interest rates (1)	0.12	0.51	2.24
ROE spread to average short-term interest rates	0.96	5.27	3.41
Dividend rate spread to average short-term interest rates	1.88	1.72	2.81
(1)Average short-term interest rates consist of 3-month LIBOR and the Federal funds effective rate.

Net income decreased $234 million in 2021. The decline in profitability in 2021 compared to 2020 was primarily due to low interest rates and an unprecedented amount of liquidity in the financial markets due to governmental stimulus actions, which impacted the following:
▪Advances. Average Advance balances declined 45 percent. Although Advances grew significantly during the onset of the COVID-19 pandemic as members sought additional liquidity, balances subsequently fell in 2020 and have remained below pre-pandemic levels due to increased liquidity in the financial markets and increased deposit levels at member institutions. Additionally, Advance prepayment fees declined since members prepaid fewer Advances in 2021 than in the prior year.
▪Mortgage Assets. The spreads earned on mortgage assets declined due to the accelerated payoff of higher-yielding mortgages at a faster pace than the associated debt funding them. The historically low long-term interest rates led to prepayments occurring faster than the purchases of new mortgage assets, which also resulted in the average balances of mortgage assets declining 25 percent.
Additionally, the FHLB sold interest rate swaptions in the first quarter of 2020 in response to changes in interest rates, which resulted in net realized gains of approximately $69 million before assessments. The FHLB did not sell any interest rate swaptions in 2021. The FHLB uses swaptions to hedge market risk exposure associated with holding fixed-rate mortgage assets and may sell them to offset the risk incurred due to changes in interest rates.
In 2021, we accrued $5 million for the Affordable Housing Program (AHP) pool of funds, a decrease of $26 million compared to 2020 given the lower level of earnings noted above. The funds accrued in 2021 will be available to members in 2022. In addition to the required AHP assessment, we provided voluntary sponsorship of two other housing programs. These programs provided funds to cover accessibility and emergency repairs for special needs and elderly homeowners and funds for the replacement or repair of homes damaged or destroyed by natural disasters within the Fifth District.
In December 2021, we paid stockholders a quarterly dividend at a 2.00 percent annualized rate on their capital investment in our company, which is 1.88 percentage points above fourth quarter average short-term interest rates.

Effect of Interest Rate Environment
Trends in market interest rates and the resulting shapes of the market yield curves strongly influence our results of operations and profitability because of how they affect members' demand for Mission Assets and Activities, spreads on assets, funding costs and decisions in managing the tradeoffs in our market risk/return profile. The following table presents key market interest rates (obtained from Bloomberg L.P.).

	Year 2021		Year 2020		Year 2019
	Ending	Average	Ending	Average	Ending	Average
Federal funds effective	0.07%	0.08%	0.09%	0.37%	1.55%	2.16%
Secured Overnight Financing Rate (SOFR)	0.05	0.04	0.09	0.37	1.55	2.20
3-month LIBOR	0.21	0.16	0.24	0.65	1.91	2.33
2-year LIBOR	0.94	0.38	0.20	0.49	1.70	2.03
10-year LIBOR	1.58	1.45	0.93	0.88	1.90	2.09
2-year U.S. Treasury	0.73	0.26	0.12	0.39	1.57	1.97
10-year U.S. Treasury	1.51	1.43	0.92	0.89	1.92	2.14
15-year mortgage current coupon (1)	1.41	1.21	0.71	1.21	2.28	2.52
30-year mortgage current coupon (1)	2.07	1.84	1.34	1.69	2.71	2.95

	Year 2021 by Quarter - Average
	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Federal funds effective	0.08%	0.07%	0.09%	0.08%
SOFR	0.04	0.02	0.05	0.05
3-month LIBOR	0.20	0.16	0.13	0.16
2-year LIBOR	0.22	0.27	0.31	0.72
10-year LIBOR	1.35	1.57	1.33	1.57
2-year U.S. Treasury	0.13	0.17	0.22	0.52
10-year U.S. Treasury	1.31	1.58	1.32	1.52
15-year mortgage current coupon (1)	1.05	1.26	1.14	1.38
30-year mortgage current coupon (1)	1.68	1.87	1.79	2.03
(1)     Current coupon rate of Fannie Mae par MBS indications.

The target overnight Federal funds rate was in the range of zero to 0.25 percent at December 31, 2021, unchanged from year-end 2020. The low interest rate environment reflects the Federal Reserve's response to the COVID-19 pandemic to keep interest rates low to facilitate liquidity. In March 2022, the Federal Reserve began to respond to inflationary concerns by increasing the target overnight Federal funds rate to a range of 0.25 to 0.50 percent while indicating further expected rate hikes in 2022.

Average short-term rates were approximately 30 to 50 basis points lower in 2021 compared to 2020 and average mortgage rates remained low, with the 15-year rate remaining the same while the 30-year rate increased only 15 basis points during the year. The overall low interest rate environment negatively impacted income in 2021 primarily because of a decrease in earnings generated from investing capital and lower spreads earned on mortgage assets due to the accelerated payoff of higher-yielding mortgages at a faster pace than the associated debt funding them.

During 2021, as in 2020, the market risk exposure to changing interest rates was moderate overall and well within policy limits. We believe that longer-term profitability would not become uncompetitive unless interest rates were to change quickly and significantly. In the short-term, profitability could become uncompetitive if long-term interest rates decrease in excess of 100 basis points leading to faster prepayments of mortgage assets, which would further accelerate the recognition of purchased premiums.

Regulatory and Legislative Developments

General
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

FHLBank Membership
On September 9, 2021, the Finance Agency published a Supervisory Letter on FHLBank Membership Issues covering five issues, including (1) requirements for de novo Community Development Financial Institutions, (2) automatic transfer of membership, (3) large non-member institutions merging with small member institutions, (4) membership applicant’s compliance with “financial condition” requirements, and (5) the definition of insurance company. The Supervisory Letter expresses the Finance Agency’s views on these matters, which include the articulation of certain restrictions on eligibility for membership. The restrictions could result in:
▪fewer opportunities for FHLBank membership; and/or
▪ineligibility for continued membership by certain entities, most notably Community Development Financial Institutions, certain types of insurance companies and large institutions that have acquired small members.

Accordingly, the restrictions could result in reduced opportunities for us to grow our membership and, in turn, fewer opportunities to provide our financial services. We continue to evaluate the Supervisory Letter and its effect on our membership.

Regulatory Interpretation on Eligibility of Mortgage Participations as Collateral for FHLBank Advances
On October 4, 2021, the Finance Agency published a Regulatory Interpretation on Eligibility of Mortgage Loan Participations as Collateral for FHLBank Advances, which became effective on December 13, 2021. The Regulatory Interpretation addresses whether an FHLBank can accept as collateral mortgage loan participations that cannot be readily liquidated in the form they are pledged. The Regulatory Interpretation concludes that mortgage loan participations must meet the requirements of Finance Agency regulation 12 CFR 1266.7(a)(4), including the requirement that the collateral can be “liquidated in due course” in order to be eligible to secure Advances. It further concludes that participations for which there would be a known impediment to liquidation do not meet such requirement and therefore are not eligible collateral for Advances. Finally, the Regulatory Interpretation rescinds prior guidance from FHLBank System regulators that provide mortgage loan participations may be eligible as collateral under regulatory provisions other than 12 CFR 1266.7(a)(4). Although we do not currently expect the Regulatory Interpretation to have a material impact on our financial condition or results of operations, this restriction on collateral may negatively impact future borrowing by certain members.

Fair Housing and Fair Lending Enforcement
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

Affordable Housing and Community Investment
Legislation has been introduced in the U.S. Senate and House of Representatives that, if enacted in its proposed form, would require the FHLBanks to set aside higher percentages of their annual earnings for their affordable housing and community investment programs than are currently required by law. The FHLBanks continue to actively monitor any such potential legislation and developments.

LIBOR Transition
We are planning for the replacement of LIBOR and the establishment of SOFR as the recommended alternative to LIBOR. Under the July 2017 and March 2021 announcements by the United Kingdom's Financial Conduct Authority (FCA), the one-week and two-month U.S. dollar LIBOR settings ceased to be provided by any administrator and were no longer representative as of January 1, 2022. The remaining U.S. dollar LIBOR settings will either cease to be provided by any administrator or no longer be representative immediately after June 30, 2023. Although the FCA does not expect these remaining LIBOR settings to become unrepresentative before the cessation date, there is no assurance that any of them will continue to be published or be representative through any particular date. In addition, the Adjustable Interest Rate (LIBOR) Act was signed into law on March 15, 2022. The legislation provides a statutory fallback mechanism and safe harbor on a nationwide basis to replace LIBOR with a benchmark rate, selected by the Federal Reserve Board based on SOFR, for certain contracts that reference LIBOR and contain no or insufficient fallback provisions, including fallback rates that are in any way based on LIBOR.

Accordingly, we have developed and implemented a LIBOR transition plan to remediate our LIBOR-linked financial instruments and contracts. As the market activity in SOFR-linked financial instruments has continued to develop, we have offered SOFR-linked Consolidated Obligations and SOFR-linked Advances on an ongoing basis. In addition, we have been using SOFR-based derivatives to manage interest-rate risk, began purchasing SOFR-linked MBS in the second quarter of 2021, and began converting certain LIBOR-based derivatives to SOFR in 2021. During 2022, we expect to continue to convert certain LIBOR-based derivatives prior to the cessation of LIBOR to an alternative reference rate, such as SOFR. Collectively, we believe these efforts have reduced our LIBOR exposure and have kept us on track for the full replacement of LIBOR.

The following table presents our remaining LIBOR-indexed Advances, investment securities and derivatives at December 31, 2021. At December 31, 2021, all of our variable rate Consolidated Obligations were linked to SOFR.

(In millions)	Maturing on or before June 30, 2023	Maturing after June 30, 2023
LIBOR-Indexed Variable Rate Financial Instruments
Advances by redemption term	$286	$3,009
MBS by contractual maturity (1)	—	4,555
Total principal amount	$286	$7,564
Derivatives, notional amount by termination date	$3,375	$3,454
(1)MBS are presented by contractual maturity; however, their expected maturities will likely differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

The market transition away from LIBOR towards SOFR is complicated, including the possible development of term structures and credit adjustments to accommodate differences between LIBOR and SOFR and the potential introduction of other alternative reference rates. As such, we are not currently able to predict the ultimate impact of such a transition on our business, financial condition, and results of operations.

ANALYSIS OF FINANCIAL CONDITION

Credit Services

Credit Activity and Advance Composition
The table below shows trends in Advance balances by major programs and in the notional amount of Letters of Credit.

(Dollars in millions)	December 31, 2021		December 31, 2020
	Balance	Percent(1)	Balance	Percent(1)
Adjustable/Variable Rate-Indexed:
LIBOR	$3,295	14%	$5,611	22%
SOFR	123	1	118	1
Other	163	1	82	—
Total	3,581	16	5,811	23
Fixed-Rate:
Repurchase based (REPO)	3,980	17	3,780	15
Regular Fixed-Rate	9,773	42	9,587	38
Putable (2)	2,467	11	2,657	11
Amortizing/Mortgage Matched	1,533	7	2,021	8
Other	1,620	7	1,151	5
Total	19,373	84	19,196	77
Total Advances Principal	$22,954	100%	$25,007	100%

Letters of Credit (notional) (3)	$34,637		$28,812

(Dollars in millions)	December 31, 2021		September 30, 2021		June 30, 2021		March 31, 2021
	Balance	Percent(1)	Balance	Percent(1)	Balance	Percent(1)	Balance	Percent(1)
Adjustable/Variable-Rate Indexed:
LIBOR	$3,295	14%	$4,795	21%	$5,338	23%	$5,433	22%
SOFR	123	1	118	1	118	—	118	1
Other	163	1	166	1	149	1	16	—
Total	3,581	16	5,079	23	5,605	24	5,567	23
Fixed-Rate:
Repurchase based (REPO)	3,980	17	3,739	16	3,942	17	3,787	16
Regular Fixed-Rate	9,773	42	8,063	36	8,131	35	9,047	37
Putable (2)	2,467	11	2,567	11	2,607	11	2,657	11
Amortizing/Mortgage Matched	1,533	7	1,628	7	1,722	7	1,872	8
Other	1,620	7	1,541	7	1,371	6	1,227	5
Total	19,373	84	17,538	77	17,773	76	18,590	77
Total Advances Principal	$22,954	100%	$22,617	100%	$23,378	100%	$24,157	100%

Letters of Credit (notional) (3)	$34,637		$33,454		$35,166		$33,650
(1)As a percentage of total Advances principal.
(2)Excludes Putable Advances where the related put options have expired or where the Advance is indexed to a variable-rate. These Advances are classified based on their current terms.
(3)Represents the amount of an off-balance sheet obligation.

Advance principal balances at December 31, 2021 decreased eight percent compared to year-end 2020. Advance balances have remained low since the last half of 2020 as members experienced a significant inflow of deposits on their balance sheets, while also having access to other liquidity sources as a result of certain government actions related to the COVID-19 pandemic.

Letters of Credit are issued on behalf of members to support certain obligations of members (or member's customer) to third-party beneficiaries. Letters of Credit increased 20 percent compared to year-end 2020 primarily due to members using them to secure elevated levels of public unit deposits. Letters of Credit usually expire without being drawn upon.

Advance Usage
In addition to analyzing Advance balances by dollar trends, we monitor the degree to which members use Advances to fund their balance sheets. The following table shows the unweighted, average ratio of each member's Advance balance to its most-recently available figures for total assets.

	December 31, 2021	December 31, 2020
Average Advances-to-assets for members
Assets less than $1.0 billion (492 members)	1.46%	1.99%
Assets over $1.0 billion (126 members)	1.50	2.11
All members	1.47	2.01

The following table shows Advance usage of members by charter type.

(Dollars in millions)	December 31, 2021		December 31, 2020
	Principal Amount of Advances	Percent of Total Principal Amount of Advances	Principal Amount of Advances	Percent of Total Principal Amount of Advances
Commercial Banks	$7,258	32%	$9,530	38%
Savings Institutions	4,262	18	4,922	20
Credit Unions	1,323	6	1,344	5
Insurance Companies	10,073	44	9,201	37
Total member Advances	22,916	100	24,997	100
Former member borrowings	38	—	10	—
Total principal amount of Advances	$22,954	100%	$25,007	100%

The following tables present principal balances for the five members with the largest Advance borrowings.

(Dollars in millions)
December 31, 2021			December 31, 2020
Name	Principal Amount of Advances	Percent of Total Principal Amount of Advances	Name	Principal Amount of Advances	Percent of Total Principal Amount of Advances
U.S. Bank, N.A.	$3,272	14%	U.S. Bank, N.A.	$4,273	17%
Third Federal Savings and Loan Association	3,179	14	Third Federal Savings and Loan Association	3,443	14
Protective Life Insurance Company	2,800	12	Nationwide Life Insurance Company	2,062	8
Nationwide Life Insurance Company	2,702	12	Protective Life Insurance Company	1,955	8
Western-Southern Life Assurance Co.	1,487	6	Western-Southern Life Assurance Co.	1,344	5
Total of Top 5	$13,440	58%	Total of Top 5	$13,077	52%

We believe that having large financial institutions that actively use our products augments the value of membership to all members. For example, such activity improves our operating efficiency, increases our earnings and thereby contributions to housing and community investment programs. This activity may enable us to obtain more favorable funding costs, and helps us maintain competitively priced products.

Mortgage Loans Held for Portfolio (Mortgage Purchase Program, or MPP)

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

The table below shows principal purchases and reductions of loans in the MPP for each of the last two years. All loans acquired in 2021 were conventional loans.

(In millions)	2021	2020
Balance, beginning of year	$9,316	$10,981
Principal purchases	1,671	2,626
Principal reductions	(3,585)	(4,291)
Balance, end of year	$7,402	$9,316

The following tables show the percentage of principal balances from Participating Financial Institutions (PFIs) supplying five percent or more of total principal and the percentage of principal balances from all other PFIs. As shown below, MPP activity is concentrated amongst a few members.

(Dollars in millions)	December 31, 2021			December 31, 2020
	Principal	% of Total		Principal	% of Total
Union Savings Bank	$1,841	25%	Union Savings Bank	$2,826	30%
FirstBank	565	8	Guardian Savings Bank FSB	796	9
Guardian Savings Bank FSB	524	7	All others	5,694	61
All others	4,472	60	Total	$9,316	100%
Total	$7,402	100%

We closely track the refinancing incentives of our mortgage assets (including loans in the MPP and MBS) because the option for homeowners to change their principal payments normally represents the largest portion of our market risk exposure and can affect MPP balances. MPP principal paydowns increased in 2021 to a 34 percent annual constant prepayment rate, compared to the 30 percent rate for all of 2020, driven by the historically low mortgage rates. Our purchases of new loans were much lower than the elevated level of repayments during 2021 due to balance sheet concentration considerations given our lower total assets and capital balances. Purchases of new MPP loans in 2021 continued to offer favorable returns.

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

Housing and Community Investment

In 2021, we accrued $5 million of earnings for the Affordable Housing Program, which will be awarded to members in 2022. The Affordable Housing Program consists of a Competitive Program and a homeownership program called Welcome Home, which assists homebuyers with down payments and closing costs.

Including funds available in 2021 from previous years, we had $25 million available for the Competitive Program in 2021, which we awarded to 51 projects through a single competitive offering. In addition, we disbursed over $10 million to 170 members on behalf of 2,054 homebuyers through the Welcome Home Program, which assists homebuyers with down payments and closing costs.

Additionally, in 2021, our Board committed $1.0 million to the Carol M. Peterson Housing Fund, which helped 145 homeowners, and continued its commitment to the Disaster Reconstruction Program. Both are voluntary programs beyond the 10 percent of earnings that we are required by law to set aside for the Affordable Housing Program.

Our activities to support affordable housing and economic development also include offering Advances through the Affordable Housing Program, Community Investment Program, Economic Development Program and Zero Interest Rate Fund with below-market interest rates at or near funding costs. At the end of 2021, Advance balances under these programs totaled $198 million.

In 2021, approximately 34 percent of members applied for funding under our Housing and Community Investment programs.

Investments

The table below presents the ending and average balances of our investment portfolio.

(In millions)	2021		2020
	Ending Balance	Average Balance	Ending Balance	Average Balance
Liquidity investments	$18,589	$18,576	$17,285	$20,548
MBS	10,803	9,186	9,756	11,864
Other investments (1)	—	340	—	459
Total investments	$29,392	$28,102	$27,041	$32,871
(1)The average balance includes the rights or obligations to cash collateral, which are included in the fair value of derivative assets or derivative liabilities on the Statements of Condition at period end.

Liquidity investments are either short-term (primarily overnight), or longer-term investments that can be easily sold and converted to cash. Under the regulatory requirements, liquidity includes certain high-quality liquid assets, which are defined as U.S. Treasury obligations with remaining maturities of 10 years or less held as trading securities or available-for-sale securities. It is normal for liquidity investments to vary by up to several billion dollars on a daily basis. Liquidity investment levels can vary significantly based on changes in the amount of actual Advances, anticipated demand for Advances, liquidity needs, the availability of acceptable net spreads, and the number of eligible counterparties that meet our unsecured credit risk criteria. The average balance of liquidity investments for 2021 fell $2.0 billion (10 percent) from the average balance for all of 2020 due to lower liquidity investments being needed in light of the reduced Advance demand.

Our overarching strategy for balances of MBS is to keep holdings as close as possible to the regulatory maximum. Finance Agency regulations prohibit us from purchasing MBS if our investment in these securities exceeds three times regulatory capital on the day we intend to purchase the securities. The ratio of MBS to regulatory capital was 2.84 at December 31, 2021. The MBS ratio was lower than our preference to hold it close to the 3.00 regulatory maximum primarily due to the paydowns of MBS given the low interest rate environment. In addition, regulatory limitations regarding the purchase of investments that reference LIBOR slowed the pace at which we were able to replace the prepaid MBS with suitable alternatives that provided an acceptable risk/return tradeoff. However, our purchases of MBS have increased beginning in the second half of 2021 as we purchased $3.1 billion in the last six months of the year. The majority of these purchases were variable-rate MBS linked to SOFR.

The balance of MBS at December 31, 2021 consisted of $9.7 billion of securities issued by Fannie Mae or Freddie Mac (of which $7.5 billion were floating-rate securities), and $1.1 billion of securities issued by Ginnie Mae (which are primarily fixed rate).
The table below shows principal purchases and paydowns of our MBS for each of the last two years.

(In millions)	MBS Principal
	2021	2020
Balance, beginning of year	$9,745	$13,447
Principal purchases	3,837	149
Principal paydowns	(2,787)	(3,851)
Balance, end of year	$10,795	$9,745

MBS principal paydowns in 2021 equated to a 26 percent annual constant prepayment rate, a slight decrease from the 27 percent rate experienced in 2020. The elevated prepayment rates experienced in 2021 and 2020 is a result of the historically low mortgage rate environment.

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

The table below presents the ending and average balances of our participations in Consolidated Obligations.

(In millions)	2021		2020
	Ending Balance	Average Balance	Ending Balance	Average Balance
Discount Notes:
Unswapped	$19,418	$22,933	$27,503	$39,478
Swapped	10,426	3,156	—	3,843
Total par Discount Notes	29,844	26,089	27,503	43,321
Other items (1)	(6)	(1)	(3)	(37)
Total Discount Notes	29,838	26,088	27,500	43,284
Bonds:
Unswapped fixed-rate	16,112	18,840	18,940	21,288
Unswapped adjustable-rate (2)	850	6,710	10,639	13,394
Swapped fixed-rate	7,627	2,737	2,372	3,547
Total par Bonds	24,589	28,287	31,951	38,229
Other items (1)	13	24	46	68
Total Bonds	24,602	28,311	31,997	38,297
Total Consolidated Obligations (3)	$54,440	$54,399	$59,497	$81,581
(1)Includes unamortized premiums/discounts, fair value option valuation adjustments, hedging and other basis adjustments.
(2)At December 31, 2021 and 2020, all unswapped adjustable-rate Bonds were indexed to SOFR.
(3)The 11 FHLBanks have joint and several liability for the par amount of all of the Consolidated Obligations issued on their behalves. The par amount of the outstanding Consolidated Obligations for all of the FHLBanks was (in millions) $652,862 and $746,772 at December 31, 2021 and 2020, respectively.

The average balances of Discount Notes and unswapped adjustable-rate Bonds in 2021 were significantly lower compared to the averages in 2020 due to the growth in short-term and variable-rate Advances in the first quarter of 2020 as members sought additional liquidity during the onset of the COVID-19 pandemic. However, most of these Advances matured or prepaid by the end of 2020 and the demand for Advances has remained below pre-pandemic levels.

The ending balances of swapped Discount Notes and swapped fixed-rate Bonds at the end of 2021 were higher than year-end 2020 due to the market environment at the end of 2021 favoring swapped debt. We swap term Discount Notes and fixed-rate bonds to adjustable-rates in order to match the underlying rate reset periods to the assets the Discount Notes and Bonds are funding as well as reduce the repricing risk of Discount Notes.

The following table shows the allocation on December 31, 2021 of unswapped fixed-rate Bonds according to their final remaining maturity and next call date (for callable Bonds). We believe that the allocations of Bonds among these classifications provide effective mitigation of market risk exposure to both higher and lower interest rates.

(In millions)	Year of Maturity			Year of Next Call
	Callable	Noncallable	Total	Callable
Due in 1 year or less	$25	$4,787	$4,812	$4,715
Due after 1 year through 2 years	936	2,440	3,376	185
Due after 2 years through 3 years	462	1,262	1,724	—
Due after 3 years through 4 years	1,367	728	2,095	—
Due after 4 years through 5 years	323	547	870	—
Thereafter	1,787	1,448	3,235	—
Total	$4,900	$11,212	$16,112	$4,900

Deposits

Total deposits with us are normally a relatively minor source of low-cost funding. Total interest-bearing deposits at December 31, 2021 were $1.4 billion, an increase of $0.1 billion compared to the balance at year-end 2020.

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

	Year Ended December 31,
(In millions)	2021		2020
	Period End	Average	Period End	Average
GAAP and Regulatory Capital
GAAP Capital Stock	$2,490	$2,585	$2,641	$3,567
Mandatorily Redeemable Capital Stock	21	19	19	55
Regulatory Capital Stock	2,511	2,604	2,660	3,622
Retained Earnings	1,293	1,304	1,304	1,228
Regulatory Capital	$3,804	$3,908	$3,964	$4,850

	2021		2020
	Period End	Average	Period End	Average
GAAP and Regulatory Capital-to-Assets Ratio
GAAP	6.26%	6.40%	6.02%	5.39%
Regulatory (1)	6.28	6.44	6.07	5.47
(1)    At all times, the FHLB must maintain at least a four percent minimum regulatory capital-to-assets ratio.

The following table presents the sources of change in regulatory capital stock balances in 2021 and 2020.

(In millions)	2021	2020
Regulatory stock balance at beginning of year	$2,660	$3,389
Stock purchases:
Membership stock	20	25
Activity stock	1,089	2,110
Stock repurchases/redemptions:
Redemption of member excess	(60)	(558)
Repurchase of member excess	(1,186)	(2,300)
Withdrawals	(12)	(6)
Regulatory stock balance at the end of the year	$2,511	$2,660

Our business model is structured to be able to absorb sharp changes in assets because we can execute commensurate changes in liability and capital stock balances. For example, in 2021, we issued $1.1 billion of capital stock to members in support of short-term Advance borrowings that were subsequently repaid prior to December 31, 2021. During the same period, we repurchased $1.2 billion of capital stock in response to members' subsequent repayment of Advances.

A portion of our capital stock is excess, meaning it is not required as a condition to being a member and is not currently capitalizing Mission Assets and Activities. Excess capital stock provides a base of capital to manage financial leverage at prudent levels, augments loss protections for bondholders, and may be used to capitalize a portion of growth in Mission Assets and Activities. At December 31, 2021, the amount of excess stock, as defined by our Capital Plan, was $426 million, an increase of $198 million from year-end 2020. The balance of excess stock may fluctuate as short-term Advance borrowings can be volatile.

See the "Capital Adequacy" section in “Quantitative and Qualitative Disclosures About Risk Management” for discussion of our retained earnings.

Membership and Stockholders

In 2021, we added 11 new member stockholders and lost 21 member stockholders, ending the year at 618 member stockholders. Thirteen of the 21 members lost in 2021 were attributable to intra-district merger activity.

In 2021, there were no material changes in the allocation of membership by state, charter type, or asset size. At the end of 2021, the composition of membership by state was Ohio with 303, Kentucky with 161, and Tennessee with 154.

The following table provides the number of member stockholders by charter type.

	December 31,
	2021	2020
Commercial Banks	338	351
Savings Institutions	76	78
Credit Unions	142	140
Insurance Companies	55	53
Community Development Financial Institutions	7	6
Total	618	628

The following table provides the ownership of capital stock by charter type.

(In millions)	December 31,
	2021	2020
Commercial Banks	$1,109	$1,459
Savings Institutions	432	398
Credit Unions	184	179
Insurance Companies	764	604
Community Development Financial Institutions	1	1
Total GAAP Capital Stock	2,490	2,641
Mandatorily Redeemable Capital Stock	21	19
Total Regulatory Capital Stock	$2,511	$2,660

Credit union members hold relatively less stock than their membership proportion because they tend to be smaller than the average member and borrow less. Insurance company members hold relatively more stock than their membership proportion because they tend to be larger than the average member and borrow more.

The following table provides a summary of member stockholders by asset size.

	December 31,
Member Asset Size (1)	2021	2020
Up to $100 million	128	147
> $100 up to $500 million	296	297
> $500 million up to $1 billion	68	70
> $1 billion	126	114
Total Member Stockholders	618	628
(1)    The December 31 membership composition reflects members' assets as of the most-recently available figures for total assets.

Most members are smaller community financial institutions, with 69 percent having assets up to $500 million. As noted elsewhere, having larger members is important to help achieve our mission objectives, including providing valuable products and services to all members.

RESULTS OF OPERATIONS

The following tables and discussion provide information for the years ended December 31, 2021, 2020 and 2019 and a comparison of the results between 2021 and 2020. For a comparison of the results between 2020 and 2019, see Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2020 Annual Report on Form 10-K.

Components of Earnings and Return on Equity

The following table is a summary income statement for the last three years. Each ROE percentage is computed by dividing income or expense for the category by the average amount of stockholders' equity for the period.

(Dollars in millions)	2021		2020		2019
	Amount	ROE (1)	Amount	ROE (1)	Amount	ROE (1)
Net interest income	$277	7.12%	$406	8.51%	$406	8.31%
Non-interest income (loss):
Net gains (losses) on investment securities	(257)	(6.63)	257	5.39	210	4.30
Net gains (losses) on derivatives	82	2.12	(273)	(5.72)	(178)	(3.64)
Net gains (losses) on financial instruments held under fair value option	10	0.26	(7)	(0.15)	(54)	(1.10)
Other non-interest income, net	27	0.69	16	0.33	12	0.23
Total non-interest income (loss)	(138)	(3.56)	(7)	(0.15)	(10)	(0.21)
Total income	139	3.56	399	8.36	396	8.10
Non-interest expense	92	2.36	92	1.93	89	1.82
Affordable Housing Program assessments	5	0.12	31	0.65	31	0.63
Net income	$42	1.08%	$276	5.78%	$276	5.65%
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

The following table shows selected components of net interest income. Reasons for the variance in net interest income between the 2021 and 2020 periods are discussed below.

(Dollars in millions)	2021		2020		2019
	Amount	% of Earning Assets	Amount	% of Earning Assets	Amount	% of Earning Assets
Components of net interest rate spread:
Net (amortization)/accretion (1) (2)	$(87)	(0.15)%	$(115)	(0.13)%	$(37)	(0.04)%
Prepayment fees on Advances, net (2)	13	0.02	34	0.04	8	0.01
Other components of net interest rate spread	324	0.54	441	0.50	317	0.33
Total net interest rate spread	250	0.41	360	0.41	288	0.30
Earnings from funding assets with interest-free capital	27	0.05	46	0.05	118	0.12
Total net interest income/net interest margin (3)	$277	0.46%	$406	0.46%	$406	0.42%
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

Net Amortization/Accretion (generally referred to as "amortization"): Net amortization can become substantial and volatile with changes in interest rates. When mortgage rates decrease, premium amortization of mortgage assets generally increases, which reduces net interest income. Net amortization in 2021 and 2020 was elevated due to the historically low mortgage rates, which led to accelerated prepayments of mortgage assets. Net amortization was higher in 2020 given the considerable decline in mortgage rates that took place in the first half of 2020. Mortgage rates have remained low, but experienced a small increase in 2021.

Prepayment Fees on Advances: Fees for members' early repayment of certain Advances, which are included in net interest income, are designed to make us economically indifferent to whether members hold Advances to maturity or repay them before maturity. Advance prepayment fees were moderate in 2021. The higher Advance prepayment fees in 2020 were caused by a higher amount of member prepayments of Advances as interest rates declined.

Other Components of Net Interest Rate Spread: The total other components of net interest rate spread decreased $117 million in 2021 compared to 2020. The net decrease was primarily due to the factors below.

2021 Versus 2020
▪Lower average Advance balances-Unfavorable: The $19.4 billion decrease in the average balance of Advances lowered net interest income by an estimated $63 million.
▪Lower spreads earned on mortgage assets-Unfavorable: Lower spreads on the mortgage assets portfolio decreased net interest income by an estimated $58 million. The lower spreads were driven by the decline in average long-term interest rates in 2020, which accelerated the payoff of higher-yielding mortgages at a faster pace than the associated debt funding them.
▪Lower average balances of mortgage assets-Unfavorable: The $2.7 billion decrease in the average balance of mortgage-backed securities and the $3.1 billion decrease in the average balance of mortgage loans held for portfolio lowered net interest income by an estimated $44 million. Mortgage balances declined due to the acceleration of principal cash flows driven by historically low mortgage interest rates.
▪Higher spreads on shorter-term and floating-rate asset balances-Favorable: Higher spreads on shorter-term assets and floating-rate assets (including those that have been swapped to a floating rate) improved net interest income by an estimated $31 million as the rates on the debt funding these assets declined. However, the increase in net interest income was more than offset by lower non-interest income (loss) primarily due to an increase of $37 million in the net interest settlements being paid on related derivatives not receiving hedge accounting.
▪Unrealized gains on designated fair value hedges-Favorable: Net unrealized gains on hedged items and derivatives in qualifying fair value hedge relationships improved net interest income by $17 million.

Earnings from Capital: Earnings from capital decreased $19 million in 2021 compared to 2020 primarily due to lower average short-term interest rates as the Federal Reserve has continued to keep rates low in response to the evolving risks to economic activity from the COVID-19 pandemic.

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

In addition, the net interest settlements of interest receivables or payables associated with derivatives in a fair value hedge relationship are included in net interest income and interest rate spread. However, if the derivatives do not qualify for fair value hedge accounting, the related net interest settlements of interest receivables or payables are recorded in “Non-interest income (loss)” as “Net gains (losses) on derivatives” and therefore are excluded from the calculation of net interest rate spread. Amortization associated with some hedging-related basis adjustments is also reflected in net interest income, which affects interest rate spread.

(Dollars in millions)	2021			2020			2019
	Average Balance	Interest	Average Rate (1)	Average Balance	Interest	Average Rate (1)	Average Balance	Interest	Average Rate (1)
Assets:
Advances	$23,943	$147	0.62%	$43,323	$469	1.08%	$47,968	$1,204	2.51%
Mortgage loans held for portfolio (2)	8,130	169	2.07	11,264	276	2.45	10,739	340	3.17
Federal funds sold and securities purchased under resale agreements	7,436	6	0.08	7,784	43	0.55	13,142	293	2.23
Interest-bearing deposits in banks (3) (4) (5)	736	1	0.09	1,390	8	0.55	1,701	38	2.25
MBS (4)	9,182	107	1.17	11,864	186	1.57	15,029	386	2.57
Other investments (4)	10,733	205	1.91	11,832	265	2.24	7,914	184	2.33
Loans to other FHLBanks	—	—	—	5	—	1.22	3	—	2.43
Total interest-earning assets	60,160	635	1.05	87,462	1,247	1.43	96,496	2,445	2.54
Less: allowance for credit losses on mortgage loans	—			—			1
Other assets	526			1,248			442
Total assets	$60,686			$88,710			$96,937
Liabilities and Capital:
Term deposits	$79	—	0.23	$78	—	0.67	$49	1	2.41
Other interest-bearing deposits (5)	1,434	—	0.02	1,208	3	0.25	768	15	1.91
Discount Notes	26,088	14	0.05	43,284	295	0.68	44,482	989	2.22
Unswapped fixed-rate Bonds	18,857	327	1.74	21,319	432	2.03	24,467	558	2.28
Unswapped adjustable-rate Bonds	6,710	5	0.07	13,394	53	0.40	16,131	371	2.30
Swapped Bonds	2,744	12	0.42	3,584	57	1.58	5,311	104	1.96
Mandatorily redeemable capital stock	19	—	2.01	55	1	1.93	25	1	4.50
Other borrowings	—	—	—	1	—	—	—	—	2.14
Total interest-bearing liabilities	55,931	358	0.64	82,923	841	1.02	91,233	2,039	2.24
Non-interest bearing deposits	—			2			9
Other liabilities	869			1,006			811
Total capital	3,886			4,779			4,884
Total liabilities and capital	$60,686			$88,710			$96,937
Net interest rate spread			0.41%			0.41%			0.30%
Net interest income and net interest margin (6)		$277	0.46%		$406	0.46%		$406	0.42%
Average interest-earning assets to interest-bearing liabilities			107.56%			105.48%			105.77%

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

Rates and corresponding levels of interest income and expense on most of our interest-bearing assets and liabilities decreased in 2021 compared to 2020 due to the decline of short-term interest rates.

Volume/Rate Analysis
Changes in both average balances (volume) and interest rates influence changes in net interest income, as shown in the following table.

(In millions)	2021 over 2020			2020 over 2019
	Volume (1)(3)	Rate (2)(3)	Total	Volume (1)(3)	Rate (2)(3)	Total
Increase (decrease) in interest income
Advances	$(164)	$(158)	$(322)	$(107)	$(628)	$(735)
Mortgage loans held for portfolio	(69)	(38)	(107)	16	(80)	(64)
Federal funds sold and securities purchased under resale agreements	(2)	(35)	(37)	(88)	(162)	(250)
Interest-bearing deposits in banks	(2)	(5)	(7)	(6)	(24)	(30)
MBS	(37)	(42)	(79)	(70)	(130)	(200)
Other investments	(23)	(37)	(60)	88	(7)	81
Loans to other FHLBanks	—	—	—	—	—	—
Total	(297)	(315)	(612)	(167)	(1,031)	(1,198)
Increase (decrease) in interest expense
Term deposits	—	—	—	—	(1)	(1)
Other interest-bearing deposits	—	(3)	(3)	5	(17)	(12)
Discount Notes	(84)	(197)	(281)	(26)	(668)	(694)
Unswapped fixed-rate Bonds	(46)	(59)	(105)	(67)	(59)	(126)
Unswapped adjustable-rate Bonds	(18)	(30)	(48)	(54)	(264)	(318)
Swapped Bonds	(11)	(34)	(45)	(29)	(18)	(47)
Mandatorily redeemable capital stock	(1)	—	(1)	1	(1)	—
Other borrowings	—	—	—	—	—	—
Total	(160)	(323)	(483)	(170)	(1,028)	(1,198)
Increase (decrease) in net interest income	$(137)	$8	$(129)	$3	$(3)	$—
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

(In millions)	2021	2020	2019
Advances:
Amortization of hedging activities in net interest income	$(1)	$(1)	$(1)
Gains (losses) on designated fair value hedges	1	(16)	(6)
Net interest settlements included in net interest income	(110)	(91)	36
Investment securities:
Net interest settlements included in net interest income	(20)	(2)	—
Mortgage loans:
Amortization of derivative fair value adjustments in net interest income	(12)	(12)	(3)
Consolidated Obligation Bonds:
Net interest settlements included in net interest income	1	2	2
Increase (decrease) to net interest income	$(141)	$(120)	$28

Most of our use of derivatives is to synthetically convert the fixed interest rates on certain Advances, investments and Consolidated Obligations to adjustable rates tied to an eligible benchmark rate (e.g., LIBOR, the Federal funds effective rate, or SOFR). The larger negative effect of derivatives on net interest income in 2021 was primarily due to lower short-term benchmark interest rates, which resulted in higher net interest settlements being paid on certain Advances and investments where the fixed interest rates were converted to adjustable-coupon rates. The fluctuation in earnings from the use of derivatives was acceptable because it enabled us to lower market risk exposure by matching actual cash flows between assets and liabilities more closely and efficiently than would otherwise occur.

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

	2021
(In millions)	Advances	Investment Securities	Mortgage Loans	Bonds	Discount Notes	Balance Sheet (1)	Other	Total
Net effect of derivatives and hedging activities
Gains (losses) on derivatives not receiving hedge accounting	$1	$252	$3	$(9)	$(1)	$—	$—	$246
Net interest settlements on derivatives not receiving hedge accounting	—	(172)	—	8	—	—	—	(164)
Price alignment amount	—	—	—	—	—	—	—	—
Net gains (losses) on derivatives	1	80	3	(1)	(1)	—	—	82
Gains (losses) on trading securities (2)	—	(257)	—	—	—	—	—	(257)
Gains (losses) on financial instruments held under fair value option (3)	(1)	—	—	10	1	—	—	10
Total net effect on non-interest income	$—	$(177)	$3	$9	$—	$—	$—	$(165)

	2020
(In millions)	Advances	Investment Securities	Mortgage Loans	Bonds	Discount Notes	Balance Sheet (1)	Other	Total
Net effect of derivatives and hedging activities
Gains (losses) on derivatives not receiving hedge accounting	$—	$(242)	$(10)	$14	$—	$91	$—	$(147)
Net interest settlements on derivatives not receiving hedge accounting	—	(172)	—	23	22	—	—	(127)
Price alignment amount	—	—	—	—	—	—	1	1
Net gains (losses) on derivatives	—	(414)	(10)	37	22	91	1	(273)
Gains (losses) on trading securities (2)	—	257	—	—	—	—	—	257
Gains (losses) on financial instruments held under fair value option (3)	1	—	—	(9)	1	—	—	(7)
Total net effect on non-interest income	$1	$(157)	$(10)	$28	$23	$91	$1	$(23)

	2019
(In millions)	Advances	Investment Securities	Mortgage Loans	Bonds	Discount Notes	Balance Sheet (1)	Other	Total
Net effect of derivatives and hedging activities
Gains (losses) on derivatives not receiving hedge accounting	$(2)	$(194)	$4	$54	$—	$(19)	$—	$(157)
Net interest settlements on derivatives not receiving hedge accounting	2	—	—	(26)	—	—	—	(24)
Price alignment amount	—	—	—	—	—	—	3	3
Net gains (losses) on derivatives	—	(194)	4	28	—	(19)	3	(178)
Gains (losses) on trading securities (2)	—	210	—	—	—	—	—	210
Gains (losses) on financial instruments held under fair value option (3)	—	—	—	(53)	(1)	—	—	(54)
Total net effect on non-interest income	$—	$16	$4	$(25)	$(1)	$(19)	$3	$(22)
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

The net effect of derivatives and hedging activities was more unfavorable in 2021 compared to 2020. Non-interest income in 2020 benefited from the sale of interest rate swaptions as interest rates fell to historically low levels during the first quarter of 2020. The sales of swaptions in the first quarter of 2020 resulted in net realized gains of approximately $69 million before assessments. We did not sell any interest rate swaptions in 2021. We use swaptions to hedge market risk exposure associated with fixed-rate mortgage assets and may sell swaptions as interest rates change in order to offset actual and anticipated risks associated with holding fixed-rate mortgage assets. Additionally, the negative impact in 2021 was largely a result of less net interest settlements being received on swapped Discount Notes and Bonds and the unrealized gains on derivatives and instruments held at fair value recognized in 2020, which were not experienced in 2021.

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

Non-Interest Expense

The following table presents non-interest expense for each of the last three years.

(In millions)	2021	2020	2019
Non-interest expense
Compensation and benefits	$48	$50	$46
Other operating expense	23	21	22
Finance Agency	7	7	7
Office of Finance	5	5	5
Other	9	9	9
Total non-interest expense	$92	$92	$89

Our business is designed to support significant changes in asset levels without having to undergo material changes in staffing, operations, risk practices, or general resource needs. Accordingly, total non-interest expenses remained stable with only minimal increases over the past several years.

Analysis of Quarterly ROE

The following table summarizes the components of 2021's quarterly ROE and provides quarterly ROE for 2020 and 2019.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Components of 2021 ROE:
Net interest income:
Other net interest income	10.80%	8.70%	8.35%	8.34%	9.04%
Net amortization	(2.98)	(2.69)	(1.98)	(1.32)	(2.25)
Prepayment fees	0.14	0.50	0.23	0.43	0.33
Total net interest income	7.96	6.51	6.60	7.45	7.12
Total non-interest income (loss)	(3.31)	(4.12)	(3.76)	(3.00)	(3.56)
Total income	4.65	2.39	2.84	4.45	3.56
Total non-interest expense	2.47	2.35	2.17	2.44	2.36
Affordable Housing Program assessments	0.22	0.01	0.07	0.20	0.12
2021 ROE	1.96%	0.03%	0.60%	1.81%	1.08%

2020 ROE	6.94%	7.12%	4.70%	3.93%	5.78%

2019 ROE	5.59%	5.09%	5.36%	6.64%	5.65%

The decline in profitability in 2021 compared to 2020 was in part due to low interest rates and an unprecedented amount of liquidity in the financial markets due to governmental stimulus actions, which resulted in, among other things, lower average balances of Advances and mortgage assets and lower spreads earned on mortgage assets. In the second quarter of 2021, ROE was comparatively lower than other quarters due to unrealized losses on derivatives and hedging activities and instruments held at fair value.

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

(Dollars in millions)	Traditional Member Finance	MPP	Total
2021
Net interest income	$318	$(41)	$277
Net income	$85	$(43)	$42
Average assets	$49,258	$11,428	$60,686
Assumed average capital allocation	$3,154	$732	$3,886
Return on average assets (1)	0.17%	(0.38)%	0.07%
Return on average equity (1)	2.70%	(5.92)%	1.08%

2020
Net interest income	$385	$21	$406
Net income	$221	$55	$276
Average assets	$77,090	$11,620	$88,710
Assumed average capital allocation	$4,149	$630	$4,779
Return on average assets (1)	0.29%	0.48%	0.31%
Return on average equity (1)	5.33%	8.76%	5.78%

2019
Net interest income	$309	$97	$406
Net income	$206	$70	$276
Average assets	$83,867	$13,070	$96,937
Assumed average capital allocation	$4,226	$658	$4,884
Return on average assets (1)	0.25%	0.54%	0.28%
Return on average equity (1)	4.87%	10.71%	5.65%

(1)Amounts used to calculate returns are based on numbers in thousands. Accordingly, recalculations based upon the disclosed amounts in millions may not produce the same results.

Traditional Member Finance Segment
Net income decreased in 2021 compared to 2020 primarily due to the decline in average Advance and MBS balances, lower spreads on MBS, lower Advance prepayment fees, and net unrealized losses on derivatives and hedging activities and instruments held at fair value.

MPP Segment
Due to the low interest rate environment, the MPP segment experienced a net loss in 2021. The net loss was due to lower average MPP balances, elevated net amortization, and lower portfolio spreads earned on MPP driven by the accelerated payoff of higher-yielding mortgages at a faster pace than the associated debt funding them. Net income in 2020 significantly benefited from gains due to the sale of interest rate swaptions as rates fell to historically low levels in the first quarter of 2020. We did not sell any swaptions in 2021.

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

We strive to maintain a risk profile that ensures we operate safely and soundly, promotes prudent growth in Mission Assets and Activities, consistently generates competitive earnings, and protects the par value of members' capital stock investment. We believe our business is financially sound and adequately capitalized on a risk-adjusted basis.

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

Market Risk

Overview
Market risk exposure is the risk that profitability and the value of stockholders' capital investment may decrease and that profitability may become uncompetitive for an extended period as a result of changes and volatility in the market environment and economy. Along with business/strategic risk, market risk is normally our largest residual risk.

Our risk appetite is to maintain market risk exposure in a low to moderate range while earning a competitive return on members' capital stock investment. There is normally a tradeoff between long-term market risk exposure and shorter-term exposure. Effective management of each component is important in order to attract and retain members and capital and to support Mission Assets and Activities.

The primary challenges in managing market risk exposure arise from 1) the tradeoff between earning a competitive return and correlating profitability with short-term interest rates and 2) the market risk exposure of owning mortgage assets. Mortgage assets grant homeowners prepayment options that could adversely affect our financial performance when interest rates increase or decrease. We mitigate the market risk of mortgage assets primarily by funding them principally with a portfolio of long-term fixed-rate callable and non-callable Bonds. Secondarily, we use swaption derivative transactions to a limited extent to mitigate the market risk of mortgage assets. The Bonds and swaptions can provide expected cash flows that are similar to the cash flows expected from mortgage assets under a wide range of interest rate and prepayment environments. Because it is normally cost-prohibitive to completely mitigate mortgage prepayment risk, a residual amount of market risk remains after funding and hedging activities.

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

Market Value of Equity

(Dollars in millions)	Down 300	Down 200	Down 100	Flat Rates	Up 100	Up 200	Up 300
Average Results
2021 Full Year
Market Value of Equity	$3,916	$3,920	$3,921	$3,942	$3,878	$3,771	$3,705
% Change from Flat Case	(0.6)%	(0.6)%	(0.5)%	—	(1.6)%	(4.3)%	(6.0)%
2020 Full Year
Market Value of Equity	$4,541	$4,541	$4,547	$4,624	$4,723	$4,608	$4,466
% Change from Flat Case	(1.8)%	(1.8)%	(1.7)%	—	2.1%	(0.3)%	(3.4)%
Month-End Results
December 31, 2021
Market Value of Equity	$3,977	$3,977	$3,865	$3,858	$3,767	$3,628	$3,525
% Change from Flat Case	3.1%	3.1%	0.2%	—	(2.4)%	(6.0)%	(8.6)%
December 31, 2020
Market Value of Equity	$3,765	$3,765	$3,791	$3,835	$3,893	$3,777	$3,676
% Change from Flat Case	(1.8)%	(1.8)%	(1.1)%	—	1.5%	(1.5)%	(4.2)%
Duration of Equity

(In years)	Down 300	Down 200	Down 100	Flat Rates	Up 100	Up 200	Up 300
Average Results
2021 Full Year	(0.1)	(0.2)	(0.6)	1.0	2.6	2.5	1.0
2020 Full Year	—	—	(0.9)	(2.6)	1.0	3.4	2.0
Month-End Results
December 31, 2021	—	0.7	2.0	1.4	3.4	3.6	2.1
December 31, 2020	—	(0.1)	(1.4)	(2.3)	1.8	3.2	1.2

The overall market risk exposure to changing interest rates was well within policy limits during the periods presented. At December 31, 2021, market risk exposure to rising and falling rate shocks shifted modestly driven by significant changes in the overall composition of the mortgage loans portfolio. Changes in the composition of the mortgage loans portfolio tends to happen more rapidly during a period of a decline in interest rates and subsequent elevated mortgage repayments. In addition to the noted changes in balance sheet composition, the increased exposure to rising rate shocks was impacted by the rise in long-term interest rates that occurred in 2021. Exposure to falling interest rates in the down shock scenarios continues to be muted as some rates become floored at near zero rate levels. The duration of equity, which provides an estimate of the change in market value of equity to further changes in interest rates, increased modestly due to the factors noted above, but remained well within policy limits.

Based on the totality of our risk analysis, we expect that profitability, defined as the level of ROE compared with short-term market rates, will be competitive over the long term unless interest rates increase by large amounts in a short period of time.

Declines in long-term interest rates could materially decrease income temporarily before reverting to average levels. This temporary reduction in income would be driven by additional recognition of mortgage asset premiums as the further incentive for borrowers to refinance results in faster than anticipated repayments of those mortgage assets.

Market Risk Exposure of the Mortgage Assets Portfolio
The mortgage assets portfolio normally accounts for almost all market risk exposure because of prepayment volatility that we cannot completely hedge while maintaining sufficient net spreads. Sensitivities of the market value of equity allocated to the mortgage assets portfolio under interest rate shocks (in basis points) are shown below. The average mortgage assets portfolio had an assumed capital allocation of $1.1 billion in 2021 based on the entire balance sheet's average regulatory capital-to-assets ratio. Average results shown in the table below are compiled using data for each month end. The market value sensitivities are one measure we use to analyze the portfolio's estimated market risk exposure.

% Change in Market Value of Equity-Mortgage Assets Portfolio

	Down 300	Down 200	Down 100	Flat Rates	Up 100	Up 200	Up 300
Average Results
2021 Full Year	(11.2)%	(10.7)%	(5.9)%	—	(1.4)%	(5.8)%	(7.7)%
2020 Full Year	(15.9)%	(15.9)%	(14.6)%	—	11.9%	2.4%	(10.3)%
Month-End Results
December 31, 2021	(4.8)%	(4.8)%	(2.8)%	—	(3.4)%	(9.9)%	(14.4)%
December 31, 2020	(15.3)%	(15.3)%	(11.3)%	—	10.6%	3.9%	(1.7)%

The average risk exposure of the mortgage assets portfolio in 2021 remained aligned with our preference to keep our exposure to market risk at a low to moderate level. The variances between periods primarily reflect the impact of slightly higher long-term interest rates observed in 2021 combined with the shift in composition of the mortgage asset portfolio, which was accelerated by rapid repayments of mortgage assets throughout 2021. We believe the mortgage asset portfolio will continue to provide an acceptable risk adjusted return consistent with our risk appetite philosophy.

Use of Derivatives in Market Risk Management
A key component of hedging market risk exposure is the use of derivative transactions. The following table presents the notional amounts of the derivatives classified by how we designate the hedging relationship. The notional amount of derivatives at December 31, 2021 increased by $13.2 billion from the end of 2020, primarily due to our heightened use of swapped Discount Notes and swapped fixed-rate Bonds in the current market environment.

(In millions)		December 31, 2021		December 31, 2020
Hedged Item/Hedging Instrument	Hedging Objective	Fair Value Hedge	Economic Hedge	Fair Value Hedge	Economic Hedge
Advances:
Pay-fixed, receive-float interest rate swap (without options)	Converts the Advance's fixed rate to a variable-rate index.	$5,503	$10	$7,409	$5
Pay-fixed, receive-float interest rate swap (with options)	Converts the Advance's fixed rate to a variable-rate index and offsets option risk in the Advance.	2,452	21	2,664	27
Total Advances		7,955	31	10,073	32
Investment securities:
Pay-fixed, receive-float interest rate swap (without options)	Converts the investment security's fixed rate to a variable-rate index.	5,313	6,427	274	9,817
Consolidated Obligations Bonds:
Receive-fixed, pay-float interest rate swap (without options)	Converts the Bond's fixed rate to a variable-rate index.	452	7,175	131	2,241
Consolidated Discount Notes:
Receive-fixed, pay-float interest rate swap (without options)	Converts the Discount Note's fixed rate to a variable-rate index.	—	10,426	—	—
Balance Sheet:
Pay-float, receive-fixed interest-rate swap	Interest-rate swap not linked to a specific asset, liability or forecasted transaction.	—	—	—	589
Pay-fixed, receive-float interest-rate swap	Interest-rate swap not linked to a specific asset, liability or forecasted transaction.	—	—	—	589
Interest rate swaptions	Provides the option to enter into an interest rate swap to offset interest-rate or prepayment risk.	—	1,219	—	2,175
Total Balance Sheet		—	1,219	—	3,353
Stand-Alone Derivatives:
Mandatory Delivery Contracts	Exposure to fair-value risk associated with fixed rate mortgage purchase commitments.	—	250	—	137
Total		$13,720	$25,528	$10,478	$15,580

See Note 7 of the Notes to Financial Statements for additional information on how we use derivatives and the types of assets and liabilities hedged with derivatives.

Capital Adequacy

Retained Earnings
We must hold sufficient capital to protect against exposure to various risks, including market, credit, and operational. We regularly conduct a variety of measurements and assessments for capital adequacy. At December 31, 2021, our capital management policy set forth approximately $270 million as the minimum amount of retained earnings we believe is necessary to mitigate impairment risk.

The following table presents retained earnings.

(In millions)	December 31, 2021	December 31, 2020
Unrestricted retained earnings	$783	$803
Restricted retained earnings (1)	510	501
Total retained earnings	$1,293	$1,304
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

(Dollars in millions)	December 31, 2021	December 31, 2020
Market risk-based capital	$435	$211
Credit risk-based capital	224	204
Operational risk-based capital	197	124
Total risk-based capital requirement	856	539
Total permanent capital	3,804	3,964
Excess permanent capital	$2,948	$3,425
Risk-based capital as a percent of permanent capital	23%	14%

The risk-based capital requirement has historically not been a constraint on operations, and we do not use it to actively manage any of our risks. It has normally ranged from 10 to 25 percent of permanent capital.

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

	December 31, 2021	December 31, 2020
Market Value of Equity to Par Value of Regulatory Capital Stock - Base Case (Flat Rates) Scenario	154%	144%
Market Value of Equity to Par Value of Regulatory Capital Stock - Down Shock (1)	154	143
Market Value of Equity to Par Value of Regulatory Capital Stock - Up Shock (2)	145	142
(1)    Represents a down shock of 100 basis points.
(2)    Represents an up shock of 200 basis points.

A base case value below 100 percent could indicate that, in the remote event of an immediate liquidation scenario involving redemption of all capital stock, capital stock may be returned to stockholders at a value below par. This could be due to experiencing risks that lower the market value of capital and/or to having an insufficient amount of retained earnings. In 2021, the market capitalization ratios in the scenarios presented continued to be above our policy requirements. The base case ratio at December 31, 2021 was well above 100 percent because retained earnings were 51 percent of regulatory capital stock and we maintained stable market risk exposure.

The following table presents the market value of equity to the book value of total capital and mandatorily redeemable capital stock.

	December 31, 2021	December 31, 2020
Market Value of Equity to Book Value of Capital - Base Case (Flat Rates) Scenario (1)	101%	97%
Market Value of Equity to Book Value of Capital - Down Shock (1)(2)	101	96
Market Value of Equity to Book Value of Capital - Up Shock (1)(3)	95	96
(1)    Capital includes total capital and mandatorily redeemable capital stock.
(2)    Represents a down shock of 100 basis points.
(3)    Represents an up shock of 200 basis points.

A base-case value below 100 percent indicates that we have realized or could realize risks (especially market risk), such that the market value of total capital owned by stockholders is below the book value of total capital. In a scenario in which interest rates increase 200 basis points, the market value of total capital would be $189 million below the book value of total capital. This indicates that in a liquidation scenario, stockholders would not receive the full sum of their total equity ownership in the FHLB. We believe the likelihood of a liquidation scenario is extremely remote; and therefore, we accept the risk of diluting equity ownership in such a scenario.

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

Collateral: We require each member to provide a security interest in eligible collateral before it can undertake any secured borrowing. Eligible loan collateral types include the following: single- and multi-family residential, home equity, commercial real estate, government guaranteed and farm real estate. Eligible security types include those that are government or agency backed, along with highly-rated private-label residential and commercial mortgage-backed securities. We have conservative eligibility criteria within each of the above asset types. The estimated value of pledged collateral is discounted in order to offset market, credit, and liquidity risks that may affect the collateral's realizable value in the event it must be liquidated. At December 31, 2021, total collateral pledged of $425.2 billion resulted in total borrowing capacity of $346.8 billion of which $57.6 billion was used to support outstanding Advances and Letters of Credit. Borrowers often pledge collateral in excess of their collateral requirement to demonstrate access to liquidity and to have the ability to borrow additional amounts in the future. Over-collateralization by one member is not applied to another member. The collateral composition remained relatively stable compared to the end of 2020.

The table below shows total collateral pledged by type.

	December 31, 2021		December 31, 2020
(Dollars in billions)		Percent of Total		Percent of Total
	Eligible Collateral	Pledged Collateral	Eligible Collateral	Pledged Collateral
Single-family loans	$258.8	61%	$226.6	57%
Multi-family loans	59.5	14	60.0	15
Commercial real estate loans	50.6	12	48.0	12
Bond Securities	30.0	7	26.1	7
Home equity loans/lines of credit	22.3	5	25.2	6
Government guaranteed loans	3.3	1	12.4	3
Farm real estate loans	0.7	—	0.7	—
Total	$425.2	100%	$399.0	100%

At December 31, 2021, 66 percent of collateral was related to residential mortgage lending in single-family loans and home equity loans/lines of credit.

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

The table below indicates the range of LVRs for each major collateral type pledged at December 31, 2021.

Lendable Value Rates Applied to Collateral
Blanket Status:
Prime 1-4 family loans	71-80%
Multi-family loans	61-79%
Prime home equity loans/lines of credit	50-74%
Commercial real estate loans	61-80%
Farm real estate loans	63-83%
Listing Status/Physical Delivery:
Cash/U.S. Government/U.S. Treasury/U.S. agency securities	85-100%
U.S. agency residential MBS/collateralized mortgage obligations	86-94%
U.S. agency commercial MBS/collateralized mortgage obligations	78-89%
Private-label residential MBS	61-87%
Private-label commercial MBS	48-84%
Municipal securities	79-92%
SBA certificates	85-91%
Prime 1-4 family loans	71-86%
Multi-family loans	64-86%
Prime home equity loans/lines of credit	64-86%
Commercial real estate loans	69-89%
Farm real estate loans	64-87%
SBA Paycheck Protection Program loans	10-90%

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

(Dollars in billions)
	December 31, 2021			December 31, 2020
	Number	Collateral-Based		Number	Collateral-Based
Credit	of	Borrowing	Credit	of	Borrowing
Rating	Institutions	Capacity	Rating	Institutions	Capacity
1-3	470	$322.6	1-3	441	$282.6
4	109	23.1	4	141	31.7
5	29	0.9	5	36	1.3
6	12	0.2	6	13	0.3
7	3	—	7	5	—
Total	623	$346.8	Total	636	$315.9

We consider institutions with credit ratings of "1" through "4" to be financially sound. At December 31, 2021, only 44 institutions (seven percent of the total) had credit ratings of "5" through "7," a decrease of 10 institutions compared to the end of 2020. These institutions had $1.1 billion of borrowing capacity at December 31, 2021. We believe the credit rating distribution continues to show a financially sound membership base.

Member Failures, Closures, and Receiverships: There were no member failures in 2021.

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
▪credit losses totaling less than $0.1 million in 2021 and $19.4 million since the introduction of the program in 2000, which represent an immaterial percentage of conventional loans' current unpaid principal balances at December 31, 2021 and of total purchases-to-date for the entire MPP; and
▪in addition to the low program-to-date credit losses, based on financial analysis, we believe that future credit losses will not harm capital adequacy and will not significantly affect profitability except under the most extreme and unlikely credit conditions.

Portfolio Loan Characteristics: The following table shows FICO® credit scores of homeowners at origination dates for the conventional loan portfolio.

FICO® Score (1)	December 31, 2021	December 31, 2020
< 620	—%	—%
620 to < 660	—	—
660 to < 700	7	6
700 to < 740	18	17
>= 740	75	77

Weighted Average	763	765
(1)Represents the FICO® score at origination.

The distribution of FICO® scores at origination as of December 31, 2021 were similar to those at year-end 2020. The distribution of FICO® scores at origination is one indication of the portfolio's overall favorable credit quality. At December 31, 2021, 75 percent of the portfolio had scores at an excellent level of 740 or above and 93 percent had scores above 700, which is a threshold generally considered indicative of homeowners with good credit quality.

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

	Based on Estimated Origination Value			Based On Estimated Current Value
Loan-to-Value	December 31, 2021	December 31, 2020	Loan-to-Value	December 31, 2021	December 31, 2020
<= 60%	17%	15%	<= 60%	77%	60%
> 60% to 70%	18	16	> 60% to 70%	14	28
> 70% to 80%	53	55	> 70% to 80%	7	11
> 80% to 90%	8	9	> 80% to 90%	1	1
> 90%	4	5	> 90% to 100%	1	—
			> 100%	—	—
Weighted Average	73%	73%	Weighted Average	49%	55%

The levels of loan-to-value ratios are consistent with the portfolio's excellent credit quality. Loans with current loan-to-value ratios of 60 percent and below increased to 77 percent of the total portfolio at December 31, 2021, which reflected the approximately 18 percent average increase in housing prices nationwide based on the most recent data available.

Based on the available data, we believe we have minimal exposure to loans in the MPP considered to have characteristics of “subprime” or “alternative/nontraditional” loans. Further, we do not knowingly purchase any loan that violates the terms of our Anti-Predatory Lending Policy.

The following table presents the geographical allocation based on the unpaid principal balance of conventional loans in the MPP.

	December 31, 2021		December 31, 2020
Ohio	63%	Ohio	63%
Kentucky	12	Kentucky	13
Indiana	9	Indiana	10
Tennessee	4	Tennessee	3
Alabama	1	Michigan	1
All others	11	All others	10
Total	100%	Total	100%

Credit Enhancements: Conventional mortgage loans are supported against credit losses by various combinations of primary mortgage insurance (PMI), supplemental mortgage insurance (SMI) (for loans purchased before February 2011), and the Lender Risk Account (LRA). The LRA is a hold back of a portion of the initial purchase price to cover expected credit losses for a specific pool of loans. Starting after five years from the loan purchase date, we may return the hold back to PFIs if they manage credit risk to predefined acceptable levels of exposure on the loan pools they sell to us. As a result, some pools of loans may have sufficient credit enhancements to recapture all losses while other pools of loans may not. The LRA had balances of $252 million and $246 million at December 31, 2021 and 2020, respectively. For more information, see Note 6 of the Notes to Financial Statements.

Credit Performance: The table below provides an analysis of conventional loans delinquent or in the process of foreclosure, along with the national average serious delinquency rate.

	Conventional Loan Delinquencies
(Dollars in millions)	December 31, 2021	December 31, 2020
Early stage delinquencies - unpaid principal balance (1)	$33	$49
Serious delinquencies - unpaid principal balance (2)	$24	$64
Early stage delinquency rate (3)	0.5%	0.5%
Serious delinquency rate (4)	0.3%	0.7%
National average serious delinquency rate (5)	2.3%	3.7%
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
(5)National average number of fixed-rate prime and subprime conventional loans that are 90 days or more past due or in the process of foreclosure is based on the most recent national delinquency data available. The December 31, 2021 rate is based on September 30, 2021 data.

In response to the COVID-19 pandemic, our mortgage loan servicers granted a forbearance period to borrowers who had COVID-19 related hardships such as illness, unemployment or loss of income when homeowners met certain eligibility requirements. These forbearances do not alter the underlying terms of the loans, and loans not paid timely are considered past due. As a result, serious delinquencies were elevated at December 31, 2021 and 2020. At December 31, 2021 and 2020, $8 million and $51 million of conventional loans with a serious delinquency were under a forbearance plan. Delinquencies at December 31, 2021 have decreased since year-end 2020 as fewer borrowers have requested temporary relief provisions for MPP loans.

We consider a high risk loan as having a current loan-to-value ratio above 100 percent. At December 31, 2021, we had no loans with a current loan-to-value ratio above 100 percent. Historically, high risk loans have experienced a minimal amount of serious delinquencies. We believe these data further support our view that the overall portfolio is comprised of high-quality, well-performing loans.

Credit Losses: Residual credit risk exposure depends on the actual and potential credit performance of the loans in each pool compared to the pool's equity (on individual loans) and credit enhancements, including PMI, the LRA, and SMI. Our available credit enhancements at December 31, 2021 were ample and able to cover nearly all of the estimated gross credit losses. As a result, estimated credit losses at December 31, 2021 were less than $1 million. Estimated credit losses, after credit enhancements, are accounted for in the allowance for credit losses or as a charge off (i.e., a reduction to the principal of mortgage loans held for portfolio). In addition, we have assessed that we do not have any credit risk exposure to our PMI providers, and our estimation of credit exposure to SMI providers was not material at December 31, 2021 or 2020.

Separate from our allowance for credit losses analysis, we regularly analyze potential adverse scenarios of lifetime credit risk exposure for the loans in the MPP. Even under adverse macroeconomic scenarios, we expect credit losses to remain minimal.

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

Our unsecured liquidity investments to a counterparty or group of affiliated counterparties are limited by Finance Agency regulations to maturities of no more than nine months and limited to a dollar amount based on a percentage of eligible regulatory capital (defined as the lessor of our regulatory capital or the eligible amount of a counterparty's Tier 1 capital). The permissible percentage ranges from 1 percent to 15 percent. The permissible range is solely based on consideration of the internal credit risk ratings of unsecured counterparties as required by Finance Agency regulations.

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

(In millions)	December 31, 2021
	Long-Term Rating
	AA	A	Total
Unsecured Liquidity Investments
Interest-bearing deposits	$—	$340	$340
Federal funds sold	975	4,530	5,505
Total unsecured liquidity investments	975	4,870	5,845
Guaranteed/Secured Liquidity Investments
Securities purchased under agreements to resell	1,282	—	1,282
U.S. Treasury obligations	9,577	—	9,577
GSE obligations	1,885	—	1,885
Total guaranteed/secured liquidity investments	12,744	—	12,744
Total liquidity investments	$13,719	$4,870	$18,589

	December 31, 2020
	Long-Term Rating
	AA	A	Total
Unsecured Liquidity Investments
Interest-bearing deposits	$—	$555	$555
Federal funds sold	500	3,740	4,240
Total unsecured liquidity investments	500	4,295	4,795
Guaranteed/Secured Liquidity Investments
Securities purchased under agreements to resell	1,818	—	1,818
U.S. Treasury obligations	8,404	—	8,404
GSE obligations	2,268	—	2,268
Total guaranteed/secured liquidity investments	12,490	—	12,490
Total liquidity investments	$12,990	$4,295	$17,285

Liquidity investments were lower at December 31, 2020 due to holding more of our liquidity portfolio as deposits at the Federal Reserve in anticipation of volatile market conditions.

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

(In millions)	December 31, 2021
	Counterparty Rating
Domicile of Counterparty	AA	A	Total
Domestic	$—	$340	$340
U.S. branches and agency offices of foreign commercial banks:
Canada	675	2,025	2,700
Australia	—	1,055	1,055
Netherlands	—	600	600
Germany	—	425	425
France	—	425	425
Finland	300	—	300
Total U.S. branches and agency offices of foreign commercial banks	975	4,530	5,505
Total unsecured investment credit exposure	$975	$4,870	$5,845

The following table presents the remaining contractual maturity of our unsecured investment credit exposure by the domicile of the counterparty or the domicile of the counterparty's immediate parent for U.S. branches and agency offices of foreign commercial banks.

(In millions)	December 31, 2021
Domicile of Counterparty	Overnight	Total
Domestic	$340	$340
U.S. branches and agency offices of foreign commercial banks:
Canada	2,700	2,700
Australia	1,055	1,055
Netherlands	600	600
Germany	425	425
France	425	425
Finland	300	300
Total U.S. branches and agency offices of foreign commercial banks	5,505	5,505
Total unsecured investment credit exposure	$5,845	$5,845

We restrict a significant portion of unsecured lending to overnight maturities, which further limits risk exposure to these counterparties. By Finance Agency regulation, all counterparties exposed to non-U.S. countries are required to be domestic U.S. branches of foreign counterparties.

MBS:

GSE MBS
At December 31, 2021, $9.7 billion of MBS held were GSE securities issued by Fannie Mae and Freddie Mac, which provide credit safeguards by guaranteeing either timely or ultimate payments of principal and interest. We believe that the conservatorships of Fannie Mae and Freddie Mac lower the chance that they would not be able to fulfill their credit guarantees. In addition, based on the data available to us and our purchase practices, we believe that most of the mortgage loans backing our GSE MBS are of high quality with acceptable credit performance.

MBS Issued by Other Government Agencies
We also invest in MBS issued and guaranteed by Ginnie Mae. These investments totaled $1.1 billion at December 31, 2021. We believe that the strength of Ginnie Mae's guarantee and backing by the full faith and credit of the U.S. government is sufficient to protect us against credit losses on these securities.

Derivatives
Credit Risk Exposure: We mitigate most of the credit risk exposure resulting from derivative transactions through collateralization or use of daily settled contracts. The table below presents derivative positions to which we had credit risk exposure at December 31, 2021.

(In millions)
	Total Notional	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged to (from) Counterparties	Net Credit Exposure to Counterparties
Nonmember counterparties:
Asset positions with credit exposure:
Uncleared derivatives:
AA-rated	$155	$—	$—	$—
A-rated	66	—	—	—
Total uncleared derivatives	221	—	—	—
Cleared derivatives (1)	26,552	1	160	161
Liability positions with credit exposure:
Uncleared derivatives:
BBB-rated	208	(13)	13	—
Total uncleared derivatives	208	(13)	13	—
Cleared derivatives (1)	8,734	—	137	137
Total derivative positions with credit exposure to nonmember counterparties	35,715	(12)	310	298
Member institutions (2)	38	—	—	—
Total	$35,753	$(12)	$310	$298
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

At December 31, 2021, the net exposure of uncleared derivatives with residual credit risk exposure was less than $1 million. If interest rates rise or the composition of our derivatives change resulting in an increase to our gross exposure to uncleared derivatives, the contractual collateral provisions in these derivatives would limit our net exposure to acceptable levels.

Although we cannot predict if we will realize credit risk losses from any of our derivatives counterparties, we believe that all of the counterparties will be able to continue making timely interest payments and, more generally, to continue to satisfy the terms and conditions of their derivative contracts with us. As of December 31, 2021, we had $0.4 billion of notional principal of interest rate swaps with a subsidiary of our member, JPMorgan Chase Bank, N.A., which also had outstanding credit services with us. Due to the amount of market value collateralization, we had no outstanding credit exposure to this counterparty related to interest rate swaps outstanding.

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

We believe our liquidity position, as well as that of the System, continued to be strong during 2021. Our overall ability to effectively fund our operations through debt issuances remained sufficient. Investor demand for System debt was robust in 2021, as investors continued to prefer short-term, high-quality money market instruments. We believe the possibility of a liquidity or funding crisis in the System that would impair our ability to participate, on a cost-effective basis, in issuances of debt, service outstanding debt, maintain adequate capitalization, or pay competitive dividends is remote.

The System works collectively to manage and monitor the System-wide liquidity and funding risks. Liquidity risk includes the risk that the System could have difficulty rolling over short-term Obligations when market conditions change, also called refinancing risk. The System has a large reliance on short-term funding; therefore, it has a sharp focus on managing liquidity risk to very low levels. As shown on the Statements of Cash Flows, in 2021, our portion of the System's debt issuances totaled $193.5 billion for Discount Notes and $33.8 billion for Bonds. Access to short-term debt markets has been reliable because investors, driven by liquidity preferences and risk aversion, have sought the System’s short-term debt, which has resulted in strong demand for debt maturing in one year or less.

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

The Finance Agency establishes the expectations with respect to the maintenance of sufficient liquidity without access to the capital markets for a specified number of days, which was set as a period of between 10 to 30 calendar days in the base case. Under these expectations, all Advance maturities are assumed to renew, unless the Advances relate to former members who are ineligible to borrow new Advances. The maintenance of sufficient liquidity is intended to provide additional assurance that we can continue to provide Advances and Letters of Credit to members over an extended period without access to the capital markets. As of December 31, 2021, our days of positive daily cash balances were within these expectations.

The Finance Agency also provides guidance related to asset/liability maturity funding gap limits. Funding gap metrics measure the difference between assets and liabilities that are scheduled to mature during a specified period of time and are expressed as a percentage of total assets. Although subject to change depending on conditions in the financial markets, the current regulatory requirement for funding gaps is between -10 percent to -20 percent for the three-month maturity horizon and is between -25 percent to -35 percent for the one-year maturity horizon. As of December 31, 2021, we were operating within those limits.

To support our member deposits, we also must meet a statutory deposit reserve requirement. The sum of our investments in obligations of the United States, deposits in eligible banks or trust companies, and Advances with a final maturity not exceeding five years must equal or exceed the current amount of member deposits. The following table presents the components of this liquidity requirement.

(In millions)	December 31, 2021	December 31, 2020
Deposit Reserve Requirement
Total Eligible Deposit Reserves	$35,230	$37,185
Total Member Deposits	(1,416)	(1,327)
Excess Deposit Reserves	$33,814	$35,858

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

Each month, we compute fair values on all derivatives and related hedged instruments across a range of interest rate scenarios. For derivatives receiving long-haul fair value hedge accounting, the additional amount of earnings volatility under an assumption of stressed interest rate environments as of year-end 2021 was in a range of negative $3 million to negative $8 million. This range is minimal compared to the notional principal amount.

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

We categorize each of our financial instruments carried at fair value into one of three levels in accordance with the fair value hierarchy. The hierarchy is based upon the transparency (observable or unobservable) of inputs to the valuation of an asset or liability as of the measurement date. Observable inputs reflect market data obtained from independent sources (Levels 1 and 2), while unobservable inputs reflect our assumptions of market variables (Level 3). Management utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Because items classified as Level 3 are valued using significant unobservable inputs, the process for determining the fair value of these items is generally more subjective and involves a high degree of management judgment and use of assumptions. As of December 31, 2021 and 2020, all of our assets and liabilities measured at fair value on a recurring basis were classified as Level 2 within the fair value hierarchy.

RECENTLY ISSUED ACCOUNTING STANDARDS AND INTERPRETATIONS

See Note 2 of the Notes to Financial Statements for a discussion of recently issued accounting standards and interpretations.

OTHER FINANCIAL INFORMATION

Investments

Data on investments for the years ended December 31, 2021, 2020 and 2019 are provided in the tables below.

(In millions)	Carrying Value at December 31,
	2021	2020	2019
Interest-bearing deposits	$340	$555	$550
Securities purchased under agreements to resell	1,282	1,818	2,349
Federal funds sold	5,505	4,240	4,833
Trading securities:
U.S. Treasury obligations	5,031	8,362	9,627
GSE obligations	1,750	2,126	1,988
MBS:
U.S. obligation single-family	—	—	1
Total trading securities	6,781	10,488	11,616
Available-for-sale securities:
Certificates of deposit	—	—	1,410
U.S. Treasury obligations	4,499	—	—
GSE obligations	135	142	132
MBS:
GSE multi-family	633	150	—
Total available-for-sale securities	5,267	292	1,542
Held-to-maturity securities:
U.S. Treasury obligations	47	42	35
MBS:
U.S. obligation single-family	1,057	986	1,671
GSE single-family	1,860	3,013	4,500
GSE multi-family	7,253	5,607	7,293
Total held-to-maturity securities	10,217	9,648	13,499
Total securities	22,265	20,428	26,657
Total investments	$29,392	$27,041	$34,389

As of December 31, 2021, available-for-sale and held-to-maturity securities had the following maturity and yield characteristics.

(Dollars in millions)	Due in one year or less	Due after one year through five years	Due after five through 10 years	Due after 10 years	Carrying Value
Available-for-sale securities:
U.S. Treasury obligations	$—	$—	$4,499	$—	$4,499
GSE obligations	—	82	40	13	135
MBS (1):
GSE multi-family	—	—	472	161	633
Total available-for-sale securities	$—	$82	$5,011	$174	$5,267
Yield on available-for sale securities (2)	—%	2.90%	1.27%	1.97%
Held-to-maturity securities:
U.S. Treasury obligations	$47	$—	$—	$—	$47
MBS (1):
U.S. obligation single-family	—	—	—	1,057	1,057
GSE single-family	—	8	3	1,849	1,860
GSE multi-family	—	1,101	5,760	392	7,253
Total held-to-maturity securities	$47	$1,109	$5,763	$3,298	$10,217
Yield on held-to-maturity securities (2)	0.04%	0.50%	0.42%	3.56%
(1)MBS allocated based on contractual principal maturities assuming no prepayments.
(2)The yields on available-for-sale and held-to-maturity securities represent weighted averages of the coupon rates adjusted by the impact of amortization and accretion of premiums and discounts for the total debt securities in the applicable portfolio.

Advances
The following table presents Advances by product type and redemption term, including index-amortizing Advances, which are presented according to their predetermined amortization schedules.

(In millions)	December 31,
Types of Advances by Redemption Term	2021	2020
Fixed-rate:
Due in 1 year or less	$10,845	$9,208
Due after 1 year through 3 years	2,765	2,513
Due after 3 years through 5 years	1,176	2,063
Due after 5 years through 15 years	520	630
Thereafter	3	3
Total par value	15,309	14,417
Fixed-rate, callable or prepayable (1):
Due in 1 year or less	—	11
Due after 1 year through 3 years	19	—
Due after 3 years through 5 years	—	19
Due after 5 years through 15 years	21	22
Thereafter	—	—
Total par value	40	52
Fixed-rate, putable:
Due in 1 year or less	—	—
Due after 1 year through 3 years	34	20
Due after 3 years through 5 years	23	64
Due after 5 years through 15 years	2,410	2,573
Thereafter	—	—
Total par value	2,467	2,657
Variable-rate:
Due in 1 year or less	86	1,082
Due after 1 year through 3 years	3	—
Due after 3 years through 5 years	116	118
Due after 5 years through 15 years	—	—
Thereafter	—	—
Total par value	205	1,200
Variable-rate, callable or prepayable (1):
Due in 1 year or less	361	1,301
Due after 1 year through 3 years	11	300
Due after 3 years through 5 years	3,004	1,510
Due after 5 years through 15 years	—	1,500
Thereafter	—	—
Total par value	3,376	4,611
Other (2) :
Due in 1 year or less	317	463
Due after 1 year through 3 years	452	598
Due after 3 years through 5 years	336	396
Due after 5 years through 15 years	437	595
Thereafter	15	18
Total par value	1,557	2,070
Total par value Advances	$22,954	$25,007
(1)Prepayable Advances are those Advances that may be contractually prepaid by the borrower on specified dates without incurring prepayment or termination fees.
(2)Includes fixed-rate amortizing/mortgage matched and other fixed-rate Advances.

Mortgage Loans

The following table presents mortgage loan redemptions according to their predetermined amortization schedules. All of our mortgage loans have fixed rates.

(In millions)	December 31,
Redemption Term	2021	2020
Due in 1 year or less	$265	$312
Due after 1 year through 5 years	1,107	1,324
Due after 5 years through 15 years	2,752	3,403
Thereafter	3,278	4,277
Total unpaid principal balance	$7,402	$9,316

The following table presents certain credit risk related balances and ratios for mortgage loans.

(Dollars in millions)	December 31, 2021	December 31, 2020
Unpaid Principal Balance
Mortgage loans held for portfolio	$7,402	$9,316
Average loans outstanding during the period	7,931	10,995
Non-accrual loans	2	7
Allowance for credit losses on mortgage loans held for portfolio	—	—
Net charge-offs	—	—

Ratios (1)
Net charge-offs to average loans outstanding during the period	—%	—%
Allowance for credit losses to mortgage loans held for portfolio	—	—
Non-accrual loans to mortgage loans held for portfolio	0.02	0.07
Allowance for credit losses to non-accrual loans	14.57	3.76
(1)The ratios have been computed using dollars in thousands. Accordingly, recalculations based upon the disclosed amounts in millions may produce nominally different results.

Uninsured Term Deposits

The table below presents the maturities for uninsured term deposits:

(In millions) By remaining maturity at December 31, 2021	3 months or less	Over 3 months but within 6 months	Over 6 months but within 12 months	Over 12 months but within 24 months	Total
Uninsured term deposits	$12	$13	$5	$24	$54

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

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of condition of the Federal Home Loan Bank of Cincinnati (the “FHLB”) as of December 31, 2021 and 2020, and the related statements of income, of comprehensive income, of capital and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “financial statements”). We also have audited the FHLB's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the FHLB as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the FHLB maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Valuation of Interest-Rate Derivatives and Hedged Items

As described in Notes 7 and 15 to the financial statements, the FHLB uses derivatives to manage interest-rate risk and reduce funding costs, among other risk management objectives. The total notional amount of derivatives as of December 31, 2021 was $39.25 billion, of which 35% were designated as hedging instruments, and the fair value of derivative assets and liabilities as of December 31, 2021 was $298 million and $3.3 million, respectively. The fair values of interest-rate derivatives and hedged items are determined using the standard valuation technique of discounted cash flow analysis, which uses market-observable inputs, such as discount rate, forward interest rate, and volatility assumptions.

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

/s/ PricewaterhouseCoopers LLP

Cincinnati, Ohio
March 17, 2022

We have served as the FHLB’s auditor since 1990.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CONDITION

(In thousands, except par value)	December 31,
	2021	2020
ASSETS
Cash and due from banks (Note 3)	$167,822	$2,984,073
Interest-bearing deposits	340,147	555,104
Securities purchased under agreements to resell	1,282,440	1,818,268
Federal funds sold	5,505,000	4,240,000
Investment securities: (Note 4)
Trading securities	6,780,817	10,488,124
Available-for-sale securities (amortized cost of $5,240,998 and $286,869 at December 31, 2021 and 2020, respectively)	5,267,123	291,587
Held-to-maturity securities (includes $0 and $0 pledged as collateral at December 31, 2021 and 2020, respectively, that may be repledged) (a)	10,216,756	9,648,171
Total investment securities	22,264,696	20,427,882
Advances (includes $25,805 and $27,202 at fair value under fair value option at December 31, 2021 and 2020, respectively) (Note 5)	23,054,748	25,362,003
Mortgage loans held for portfolio, net of allowance for credit losses of $233 and $248 at December 31, 2021 and 2020, respectively (Note 6)	7,588,184	9,548,506
Accrued interest receivable	88,672	113,701
Derivative assets (Note 7)	297,736	215,888
Other assets, net	28,140	30,814
TOTAL ASSETS	$60,617,585	$65,296,239
LIABILITIES
Deposits (Note 8)	$1,415,651	$1,327,202
Consolidated Obligations: (Note 9)
Discount Notes (includes $10,420,974 and $0 at fair value under fair value option at December 31, 2021 and 2020, respectively)	29,837,696	27,500,244
Bonds (includes $7,175,060 and $2,262,388 at fair value under fair value option at December 31, 2021 and 2020, respectively)	24,601,838	31,996,311
Total Consolidated Obligations	54,439,534	59,496,555
Mandatorily redeemable capital stock (Note 11)	21,211	19,454
Accrued interest payable	60,682	77,521
Affordable Housing Program payable (Note 10)	84,504	110,772
Derivative liabilities (Note 7)	3,291	3,813
Other liabilities	796,811	331,008
Total liabilities	56,821,684	61,366,325
Commitments and contingencies (Note 16)
CAPITAL (Note 11)
Capital stock Class B putable ($100 par value); issued and outstanding shares: 24,900 shares at December 31, 2021 and 26,409 shares at December 31, 2020	2,490,016	2,640,863
Retained earnings:
Unrestricted	783,072	802,715
Restricted	509,719	501,321
Total retained earnings	1,292,791	1,304,036
Accumulated other comprehensive income (loss) (Note 12)	13,094	(14,985)
Total capital	3,795,901	3,929,914
TOTAL LIABILITIES AND CAPITAL	$60,617,585	$65,296,239
(a)Fair values: $10,269,821 and $9,792,136 at December 31, 2021 and 2020, respectively.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF INCOME

(In thousands)	For the Years Ended December 31,
	2021	2020	2019
INTEREST INCOME:
Advances	$134,600	$434,815	$1,195,128
Prepayment fees on Advances, net	12,654	34,583	8,421
Interest-bearing deposits	663	4,467	13,453
Securities purchased under agreements to resell	400	11,124	64,336
Federal funds sold	5,265	32,051	228,761
Investment securities:
Trading securities	198,547	263,847	180,506
Available-for-sale securities	7,228	4,782	27,691
Held-to-maturity securities	106,498	186,363	386,526
Total investment securities	312,273	454,992	594,723
Mortgage loans held for portfolio	168,482	275,600	340,025
Loans to other FHLBanks	—	60	70
Total interest income	634,337	1,247,692	2,444,917
INTEREST EXPENSE:
Consolidated Obligations:
Discount Notes	13,460	294,573	988,600
Bonds	343,495	541,996	1,033,508
Total Consolidated Obligations	356,955	836,569	2,022,108
Deposits	439	3,525	15,861
Loans from other FHLBanks	—	—	3
Mandatorily redeemable capital stock	383	1,068	1,113
Total interest expense	357,777	841,162	2,039,085
NET INTEREST INCOME	276,560	406,530	405,832
NON-INTEREST INCOME (LOSS):
Net gains (losses) on investment securities	(257,497)	257,566	210,207
Net gains (losses) on financial instruments held under fair value option	10,135	(7,293)	(53,852)
Net gains (losses) on derivatives	82,264	(273,253)	(177,912)
Letters of Credit fees	25,118	13,936	9,429
Other, net	1,708	1,976	1,909
Total non-interest income (loss)	(138,272)	(7,068)	(10,219)
NON-INTEREST EXPENSE:
Compensation and benefits	47,794	50,242	46,077
Other operating expenses	22,616	20,901	21,629
Finance Agency	7,434	6,765	6,715
Office of Finance	5,157	5,119	4,930
Other	8,588	9,246	9,367
Total non-interest expense	91,589	92,273	88,718
INCOME BEFORE ASSESSMENTS	46,699	307,189	306,895
Affordable Housing Program assessments	4,708	30,826	30,801
NET INCOME	$41,991	$276,363	$276,094
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)	For the Years Ended December 31,
	2021	2020	2019
Net income	$41,991	$276,363	$276,094
Other comprehensive income adjustments:
Net unrealized gains (losses) on available-for-sale securities	21,407	4,348	480
Pension and postretirement benefits	6,672	(2,939)	(3,831)
Total other comprehensive income (loss) adjustments	28,079	1,409	(3,351)
Comprehensive income	$70,070	$277,772	$272,743

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CAPITAL

(In thousands)	Capital Stock Class B - Putable		Retained Earnings			Accumulated Other Comprehensive	Total
	Shares	Par Value	Unrestricted	Restricted	Total	Loss	Capital
BALANCE, DECEMBER 31, 2018	43,205	$4,320,459	$631,971	$390,829	$1,022,800	$(13,043)	$5,330,216
Comprehensive income (loss)			220,875	55,219	276,094	(3,351)	272,743
Proceeds from sale of capital stock	5,918	591,762					591,762
Repurchase of capital stock	(15,386)	(1,538,544)					(1,538,544)
Net shares reclassified to mandatorily redeemable capital stock	(73)	(7,249)					(7,249)
Cash dividends on capital stock			(204,472)		(204,472)		(204,472)
BALANCE, DECEMBER 31, 2019	33,664	$3,366,428	$648,374	$446,048	$1,094,422	$(16,394)	$4,444,456
Adjustment for cumulative effect of accounting change			366		366		366
Comprehensive income (loss)			221,090	55,273	276,363	1,409	277,772
Proceeds from sale of capital stock	21,351	2,135,091					2,135,091
Repurchase of capital stock	(23,000)	(2,300,000)					(2,300,000)
Net shares reclassified to mandatorily redeemable capital stock	(5,606)	(560,656)					(560,656)
Partial recovery of prior capital distribution to Financing Corporation			16,533		16,533		16,533
Cash dividends on capital stock			(83,648)		(83,648)		(83,648)
BALANCE, DECEMBER 31, 2020	26,409	$2,640,863	$802,715	$501,321	$1,304,036	$(14,985)	$3,929,914
Comprehensive income (loss)			33,593	8,398	41,991	28,079	70,070
Proceeds from sale of capital stock	11,090	1,109,046					1,109,046
Repurchase of capital stock	(11,864)	(1,186,402)					(1,186,402)
Net shares reclassified to mandatorily redeemable capital stock	(735)	(73,491)					(73,491)
Cash dividends on capital stock			(53,236)		(53,236)		(53,236)
BALANCE, DECEMBER 31, 2021	24,900	$2,490,016	$783,072	$509,719	$1,292,791	$13,094	$3,795,901

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CASH FLOWS

(In thousands)	For the Years Ended December 31,
	2021	2020	2019
OPERATING ACTIVITIES:
Net income	$41,991	$276,363	$276,094
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization/(accretion)	81,444	64,208	4,914
Net change in derivative and hedging activities	228,896	(123,345)	(147,582)
Net change in fair value adjustments on trading securities	257,497	(257,566)	(210,207)
Net change in fair value adjustments on financial instruments held under fair value option	(10,135)	7,293	53,852
Other adjustments, net	884	1,014	757
Net change in:
Accrued interest receivable	25,036	68,750	(12,408)
Other assets	804	(4,476)	(1,517)
Accrued interest payable	(27,971)	(54,159)	(21,224)
Other liabilities	(20,069)	16,062	19,520
Total adjustments	536,386	(282,219)	(313,895)
Net cash provided by (used in) operating activities	578,377	(5,856)	(37,801)

INVESTING ACTIVITIES:
Net change in:
Interest-bearing deposits	219,561	(87,411)	(771,791)
Securities purchased under agreements to resell	535,828	530,316	2,053,624
Federal funds sold	(1,265,000)	593,000	5,960,000
Premises, software, and equipment	(1,411)	(1,861)	(2,460)
Trading securities:
Proceeds from maturities and paydowns	1,275,119	5,885,074	139
Proceeds from sales	2,174,690	—	—
Purchases	—	(4,499,938)	(11,181,646)
Available-for-sale securities:
Proceeds from maturities and paydowns	—	1,810,000	6,525,000
Purchases	(4,872,885)	(550,267)	(5,673,500)
Held-to-maturity securities:
Proceeds from maturities and paydowns	2,868,790	3,919,706	3,561,188
Purchases	(3,121,145)	(75,604)	(1,290,195)
Advances:
Repaid	409,411,398	512,521,226	1,343,898,413
Originated	(407,357,984)	(490,263,028)	(1,336,290,080)
Mortgage loans held for portfolio:
Principal collected	3,585,322	4,291,048	1,922,162
Purchases	(1,715,689)	(2,691,664)	(2,691,654)
Net cash provided by (used in) investing activities	1,736,594	31,380,597	6,019,200

The accompanying notes are an integral part of these financial statements.

(continued from previous page)
FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CASH FLOWS

(In thousands)	For the Years Ended December 31,
	2021	2020	2019
FINANCING ACTIVITIES:
Net change in deposits and pass-through reserves	$88,599	$371,585	$274,910
Net proceeds (payments) on derivative contracts with financing elements	—	(10,764)	(619)
Net proceeds from issuance of Consolidated Obligations:
Discount Notes	193,534,651	275,314,658	823,242,543
Bonds	33,771,274	37,753,386	27,927,333
Bonds transferred from other FHLBanks	—	—	12,697
Payments for maturing and retiring Consolidated Obligations:
Discount Notes	(191,190,825)	(296,851,576)	(821,075,874)
Bonds	(41,132,595)	(44,193,670)	(35,191,800)
Proceeds from issuance of capital stock	1,109,046	2,135,091	591,762
Payments for repurchase of capital stock	(1,186,402)	(2,300,000)	(1,538,544)
Payments for repurchase/redemption of mandatorily redeemable capital stock	(71,734)	(562,871)	(8,764)
Cash dividends paid	(53,236)	(83,648)	(204,472)
Partial recovery of prior capital distribution to Financing Corporation	—	16,533	—
Net cash provided by (used in) financing activities	(5,131,222)	(28,411,276)	(5,970,828)
Net increase (decrease) in cash and due from banks	(2,816,251)	2,963,465	10,571
Cash and due from banks at beginning of the period	2,984,073	20,608	10,037
Cash and due from banks at end of the period	$167,822	$2,984,073	$20,608
Supplemental Disclosures:
Interest paid	$391,108	$955,423	$2,116,628
Affordable Housing Program payments, net	$30,976	$35,349	$32,842

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

The Federal Housing Finance Agency (Finance Agency), an independent agency in the executive branch of the U.S. government, supervises and regulates the FHLBanks, Federal Home Loan Mortgage Corporation (Freddie Mac) and Federal National Mortgage Association (Fannie Mae). The Finance Agency's stated mission, with respect to the FHLBanks, is to ensure the FHLBanks fulfill their mission by operating in a safe and sound manner to serve as a reliable source of liquidity and funding for the housing finance market throughout the economic cycle.

Each FHLBank operates as a separate entity with its own management, employees, and board of directors. The FHLB does not sponsor any special purpose entities or any other type of off-balance sheet conduits.

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

Trading. Securities classified as trading are acquired for liquidity purposes and asset/liability management and are carried at fair value. The FHLB records changes in the fair value of these securities through non-interest income (loss) as a net gain or loss on trading securities. Finance Agency regulations and the FHLB's risk management policies prohibit the speculative trading of these instruments and limit credit risk arising from them.

Available-for-Sale. Securities that are not classified as held-to-maturity or trading are classified as available-for-sale and are carried at fair value. The change in fair value of available-for-sale securities is recorded in other comprehensive income as net unrealized gains (losses) on available-for-sale securities. For available-for-sale securities in hedging relationships that qualify as fair value hedges, the FHLB records the portion of the change in the fair value of the investment related to the risk being hedged in interest income on available-for-sale securities together with the related change in the fair value of the derivative, and records the remainder of the change in the fair value of the investment in other comprehensive income as net unrealized gains (losses) on available-for-sale securities.

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

Gains and Losses on Sales. The FHLB computes gains and losses on sales of investment securities using the specific identification method and includes these gains and losses in non-interest income (loss).

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

Collateral-dependent Loans. An impaired loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be substantially through the sale of the underlying collateral. A loan that is considered collateral-dependent is measured for impairment based on the fair value of the underlying property less estimated selling costs, with any shortfall recognized as an allowance for loan loss or charged-off. Interest income on impaired loans is recognized in the same manner as non-accrual loans noted below.

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

Premises, software and equipment were $6,936,000 and $7,905,000, which was net of accumulated depreciation and amortization of $35,748,000 and $33,439,000 as of December 31, 2021 and 2020, respectively. For the years ended December 31, 2021, 2020, and 2019, the depreciation and amortization expense for premises, software and equipment was $2,396,000, $2,367,000, and $2,257,000, respectively.

Leases. The FHLB leases office space and office equipment to run its business operations. At December 31, 2021 and 2020, the FHLB included in the Statement of Condition $4,079,000 and $4,980,000 of operating lease right-of-use assets in other assets, net, and $4,500,000 and $5,500,000 of operating lease liabilities in other liabilities. The FHLB recognized operating lease costs in the other operating expenses line of the Statement of Income of $1,848,000, $1,832,000 and $1,842,000 for the years ended December 31, 2021, 2020 and 2019.

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

Derivatives are typically executed at the same time as the hedged item, and the FHLB designates the hedged item in a qualifying hedging relationship as of the trade date. In many hedging relationships, the FHLB may designate the hedging relationship upon its commitment to disburse an Advance, trade a Consolidated Obligation or purchase an investment security in which settlement occurs within the shortest period of time possible for the type of instrument based on market settlement conventions. The FHLB records the changes in fair value of the derivative and the hedged item beginning on the trade date.

Changes in the fair value of a derivative that is designated and qualifies as a fair value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, are recorded in net interest income in the same line as the earnings effect of the hedged item.

Accounting for Economic Hedges. An economic hedge is defined as a derivative hedging specific or non-specific underlying assets, liabilities, or firm commitments that does not qualify, or was not designated, for hedge accounting, but is an acceptable hedging strategy under the FHLB's risk management program. These economic hedging strategies also comply with Finance Agency regulatory requirements prohibiting speculative hedge transactions. An economic hedge introduces the potential for earnings variability caused by the changes in fair value of the derivatives that are recorded in the FHLB's income but that are not offset by corresponding changes in the value of the economically hedged assets, liabilities, or firm commitments. The FHLB recognizes the net interest and the change in fair value of these derivatives in non-interest income (loss) as “Net gains (losses) on derivatives.”

Accrued Interest Receivables and Payables. The difference between accruals of interest receivables and payables on derivatives that are designated as fair value hedging relationships is recognized as adjustments to the interest income or expense of the designated hedged item. The difference between accruals of interest receivables and payables on economic hedges are recognized in non-interest income (loss) as “Net gains (losses) on derivatives.”

Discontinuance of Hedge Accounting. The FHLB discontinues hedge accounting prospectively when: (1) it determines that the derivative is no longer highly effective in offsetting changes in the fair value of a hedged item attributable to the hedged risk; (2) the derivative and/or the hedged item expires or is sold, terminated, or exercised; or (3) management determines that designating the derivative as a hedging instrument is no longer appropriate.

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

Restricted Retained Earnings. The Joint Capital Enhancement Agreement, as amended (Capital Agreement), provides that the FHLB will, on a quarterly basis, allocate 20 percent of its quarterly net income to a separate restricted retained earnings account until the balance of that account, calculated as of the last day of each calendar quarter, equals at least one percent of the FHLB's average balance of outstanding Consolidated Obligations for the calendar quarter. Additionally, the Capital Agreement provides that amounts in restricted retained earnings in excess of 150 percent of the FHLB's restricted retained earnings minimum (i.e., one percent of the FHLB's average balance of outstanding Consolidated Obligations calculated as of the last day of each calendar quarter) may be released from restricted retained earnings. Restricted retained earnings are not available to pay dividends and are presented separately on the Statements of Condition.

Letters of Credit. The FHLB records commitment fees for Letters of Credit as deferred income when it receives the fees and accretes them using a straight-line methodology over the term of the Letter of Credit. Based upon past experience, the FHLB's management believes that the likelihood of Letters of Credit being drawn upon is remote.

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

Affordable Housing Program (AHP) Assessments. The FHLBank Act requires each FHLBank to establish and fund an AHP. The FHLB charges the required funding for AHP to earnings and establishes a liability. The AHP funds provide subsidies to members to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. Currently, the FHLB makes subsidies available to members in the form of grants. However, in previous years, the FHLB also provided subsidies in the form of AHP Advances, which were issued at interest rates below the customary interest rate for non-subsidized Advances. For an AHP Advance, the present value of the variation in the cash flow caused by the difference in the interest rate between the AHP Advance rate and the FHLB's related cost of funds for comparable maturity funding is charged against the AHP liability and recorded as a discount on the AHP Advance. The discount on AHP Advances is accreted to interest income on Advances using a level-yield methodology over the life of the Advance.

Note 2 - Recently Issued and Adopted Accounting Guidance

Facilitation of the Effects of Reference Rate Reform on Financial Reporting, as amended. On March 12, 2020, the Financial Accounting Standards Board (FASB) issued temporary, optional guidance to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying GAAP to transactions affected by reference rate reform if certain criteria are met. The transactions primarily include (1) contract modifications, (2) hedging relationships, and (3) sale and/or transfer of debt securities classified as held-to-maturity. This guidance became effective immediately, and the FHLB may elect to apply the amendments through December 31, 2022. The FHLB either elected or plans to elect the majority of the optional expedients and exceptions provided, and the effect on the FHLB's financial condition, results of operations and cash flows is not expected to be material. In particular, during the fourth quarter of 2021, the FHLB elected optional practical expedients specific to fair value hedging relationships, which did not have a material effect.

Note 3 - Cash and Due from Banks

Cash and due from banks on the Statement of Condition includes cash on hand, cash items in the process of collection, compensating balances, and amounts due from correspondent banks and the Federal Reserve Bank.

Compensating Balances. The FHLB maintains collected cash balances with commercial banks in return for certain services. These agreements contain no legal restrictions on the withdrawal of funds. The average collected cash balances for the years ended December 31, 2021 and 2020 were approximately $380,000 and $260,000, respectively.

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

Federal funds sold are unsecured loans that are generally transacted on an overnight term. Finance Agency regulations include a limit on the amount of unsecured credit the FHLB may extend to a counterparty. At December 31, 2021 and 2020, all investments in interest-bearing deposits and Federal funds sold were repaid or expected to be repaid according to the contractual terms. No allowance for credit losses was recorded for these assets at December 31, 2021 and 2020. Carrying values of interest-bearing deposits and Federal funds sold exclude accrued interest receivable of (in thousands) $1 and $10 as of December 31, 2021, and $72 and $10 as of December 31, 2020.

Securities purchased under agreements to resell are short-term and are structured such that they are evaluated regularly to determine if the market value of the underlying securities decreases below the market value required as collateral (i.e., subject to collateral maintenance provisions). If so, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash, generally by the next business day. Based upon the collateral held as security and collateral maintenance provisions with counterparties, the FHLB determined that no allowance for credit losses was needed for its securities purchased under agreements to resell at December 31, 2021 and 2020. The carrying value of securities purchased under agreements to resell excludes accrued interest receivable of (in thousands) $10 and $13 as of December 31, 2021 and 2020, respectively.

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

Trading Securities

Table 4.1 - Trading Securities by Major Security Types (in thousands)

Fair Value	December 31, 2021	December 31, 2020
Non-mortgage-backed securities (non-MBS):
U.S. Treasury obligations	$5,030,946	$8,362,211
GSE obligations	1,749,661	2,125,580
Total non-MBS	6,780,607	10,487,791
Mortgage-backed securities (MBS):
U.S. obligation single-family	210	333
Total MBS	210	333
Total	$6,780,817	$10,488,124

Table 4.2 - Net Gains (Losses) on Trading Securities (in thousands)

	For the Years Ended December 31,
	2021	2020	2019
Net unrealized gains (losses) on trading securities held at period end	$(211,450)	$268,392	$210,207
Net gains (losses) on trading securities sold/matured during the period	(46,047)	(10,826)	—
Net gains (losses) on trading securities	$(257,497)	$257,566	$210,207

Available-for-Sale Securities

Table 4.3 - Available-for-Sale Securities by Major Security Types (in thousands)

	December 31, 2021
	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-MBS:
U.S. Treasury obligations	$4,475,664	$23,206	$—	$4,498,870
GSE obligations	133,058	2,250	—	135,308
Total non-MBS	4,608,722	25,456	—	4,634,178
MBS:
GSE multi-family	632,276	2,961	(2,292)	632,945
Total MBS	632,276	2,961	(2,292)	632,945
Total	$5,240,998	$28,417	$(2,292)	$5,267,123

	December 31, 2020
	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-MBS:
GSE obligations	$140,600	$1,802	$—	$142,402
Total non-MBS	140,600	1,802	—	142,402
MBS:
GSE multi-family	146,269	2,916	—	149,185
Total MBS	146,269	2,916	—	149,185
Total	$286,869	$4,718	$—	$291,587
(1)Amortized cost of available-for-sale securities includes adjustments made to the cost basis of an investment for accretion, amortization, and/or fair value hedge accounting adjustments, and excludes accrued interest receivable of (in thousands) $13,014 and $1,242 at December 31, 2021 and 2020.

Table 4.4 summarizes the available-for-sale securities with unrealized losses, which are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

Table 4.4 - Available-for-Sale Securities in a Continuous Unrealized Loss Position (in thousands)

	December 31, 2021
	Less than 12 Months		12 Months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
GSE multi-family MBS	$489,983	$(2,292)	$—	$—	$489,983	$(2,292)
Total	$489,983	$(2,292)	$—	$—	$489,983	$(2,292)

All securities outstanding at December 31, 2020 had gross unrealized gains.

Table 4.5 - Available-for-Sale Securities by Contractual Maturity (in thousands)

	December 31, 2021		December 31, 2020
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-MBS:
Due in 1 year or less	$—	$—	$—	$—
Due after 1 year through 5 years	81,194	82,185	11,248	11,309
Due after 5 years through 10 years	4,515,054	4,538,945	116,096	117,507
Due after 10 years	12,474	13,048	13,256	13,586
Total non-MBS	4,608,722	4,634,178	140,600	142,402
MBS (1)	632,276	632,945	146,269	149,185
Total	$5,240,998	$5,267,123	$286,869	$291,587
(1)MBS are not presented by contractual maturity because their expected maturities will likely differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 4.6 - Interest Rate Payment Terms of Available-for-Sale Securities (in thousands)

	December 31, 2021	December 31, 2020
Amortized cost of non-MBS:
Fixed-rate	$4,608,722	$140,600
Total amortized cost of non-MBS	4,608,722	140,600
Amortized cost of MBS:
Fixed-rate	632,276	146,269
Total amortized cost of MBS	632,276	146,269
Total	$5,240,998	$286,869

The FHLB had no sales of securities out of its available-for-sale portfolio for the years ended December 31, 2021, 2020 or 2019.

Held-to-Maturity Securities

Table 4.7 - Held-to-Maturity Securities by Major Security Types (in thousands)

	December 31, 2021
	Amortized Cost (1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
Non-MBS:
U.S. Treasury obligations	$46,879	$—	$—	$46,879
Total non-MBS	46,879	—	—	46,879
MBS:
U.S. obligation single-family	1,056,729	11,553	(8,337)	1,059,945
GSE single-family	1,860,197	49,026	—	1,909,223
GSE multi-family	7,252,951	4,841	(4,018)	7,253,774
Total MBS	10,169,877	65,420	(12,355)	10,222,942
Total	$10,216,756	$65,420	$(12,355)	$10,269,821

	December 31, 2020
	Amortized Cost (1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
Non-MBS:
U.S. Treasury obligations	$41,398	$1	$—	$41,399
Total non-MBS	41,398	1	—	41,399
MBS:
U.S. obligation single-family	986,399	41,218	—	1,027,617
GSE single-family	3,013,326	105,657	(2)	3,118,981
GSE multi-family	5,607,048	5,146	(8,055)	5,604,139
Total MBS	9,606,773	152,021	(8,057)	9,750,737
Total	$9,648,171	$152,022	$(8,057)	$9,792,136

(1)Carrying value equals amortized cost. Amortized cost of held-to-maturity securities includes adjustments made to the cost basis of an investment for accretion and amortization and excludes accrued interest receivable of (in thousands) $7,461 and $9,609 as of December 31, 2021 and 2020.

Table 4.8 - Net Purchased Premiums Included in the Amortized Cost of MBS Classified as Held-to-Maturity (in thousands)

	December 31, 2021	December 31, 2020
Premiums	$22,640	$18,299
Discounts	(6,282)	(7,269)
Net purchased premiums	$16,358	$11,030

Table 4.9 - Held-to-Maturity Securities by Contractual Maturity (in thousands)

	December 31, 2021		December 31, 2020
Year of Maturity	Amortized Cost (1)	Fair Value	Amortized Cost (1)	Fair Value
Non-MBS:
Due in 1 year or less	$46,879	$46,879	$41,398	$41,399
Due after 1 year through 5 years	—	—	—	—
Due after 5 years through 10 years	—	—	—	—
Due after 10 years	—	—	—	—
Total non-MBS	46,879	46,879	41,398	41,399
MBS (2)	10,169,877	10,222,942	9,606,773	9,750,737
Total	$10,216,756	$10,269,821	$9,648,171	$9,792,136
(1)Carrying value equals amortized cost.
(2)MBS are not presented by contractual maturity because their expected maturities will likely differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 4.10 - Interest Rate Payment Terms of Held-to-Maturity Securities (in thousands)

	December 31, 2021	December 31, 2020
Amortized cost of non-MBS:
Fixed-rate	$46,879	$41,398
Total amortized cost of non-MBS	46,879	41,398
Amortized cost of MBS:
Fixed-rate	2,718,127	3,677,199
Variable-rate	7,451,750	5,929,574
Total amortized cost of MBS	10,169,877	9,606,773
Total	$10,216,756	$9,648,171

From time to time the FHLB may sell securities out of its held-to-maturity portfolio. These securities, generally, have less than 15 percent of the acquired principal outstanding at the time of the sale. These sales are considered maturities for the purposes of security classification. For the years ended December 31, 2021, 2020 and 2019, the FHLB did not sell any held-to-maturity securities.

Allowance for Credit Losses on Available-for-Sale and Held-to-Maturity Securities

The FHLB evaluates available-for-sale and held-to-maturity investment securities for credit losses on a quarterly basis. The FHLB’s available-for-sale and held-to-maturity securities are U.S. Treasury obligations, GSE obligations, and MBS issued by Fannie Mae, Freddie Mac and Ginnie Mae that are backed by single-family or multi-family mortgage loans. The FHLB only purchases securities considered investment quality. At December 31, 2021 and 2020, all available-for-sale and held-to-maturity securities were rated single-A, or above, by an NRSRO, based on the lowest long-term credit rating for each security used by the FHLB. The FHLB’s internal ratings of these securities may differ from those obtained from an NRSRO.

The FHLB evaluates individual available-for-sale securities for impairment by comparing the security’s fair value to its amortized cost. Impairment may exist when the fair value of the investment is less than its amortized cost (i.e., in an unrealized loss position). At December 31, 2021, certain available-for-sale securities were in an unrealized loss position. These losses are considered temporary as the FHLB expects to recover the entire amortized cost basis on these available-for-sale investment securities and does not intend to sell these securities nor considers it more likely than not that it will be required to sell these securities before the anticipated recovery of each security's remaining amortized cost basis. Further, the FHLB has not experienced any payment defaults on the instruments. In addition, all of these securities carry an implicit government guarantee. At December 31, 2020, no available-for-sale securities were in an unrealized loss position. As a result, no allowance for credit losses was recorded on these available-for-sale securities at December 31, 2021 and 2020.

The FHLB evaluates its held-to-maturity securities for impairment on a collective, or pooled basis, unless an individual assessment is deemed necessary because the securities do not possess similar risk characteristics. As of December 31, 2021 and 2020, the FHLB had not established an allowance for credit loss on any held-to-maturity securities because the securities: (1) were all highly-rated and/or had short remaining terms to maturity, (2) had not experienced, nor did the FHLB expect, any payment default on the instruments, and (3) in the case of U.S., GSE, or other agency obligations, carry an implicit or explicit government guarantee such that the FHLB considered the risk of nonpayment to be zero.

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

Table 5.1 - Advances by Redemption Term (dollars in thousands)

	December 31, 2021		December 31, 2020
Redemption Term	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$11,608,264	0.49%	$12,064,753	0.75%
Due after 1 year through 2 years	1,451,741	2.06	1,986,446	1.88
Due after 2 years through 3 years	1,832,622	1.89	1,445,139	2.15
Due after 3 years through 4 years	2,486,809	0.97	1,809,523	1.97
Due after 4 years through 5 years	2,168,145	0.98	2,361,604	1.02
Thereafter	3,406,837	1.49	5,339,932	1.34
Total principal amount	22,954,418	0.95	25,007,397	1.16
Commitment fees	(156)		(170)
Discount on Affordable Housing Program (AHP) Advances	(1,382)		(2,053)
Discounts	(1,838)		(2,046)
Hedging adjustments	104,401		358,173
Fair value option valuation adjustments and accrued interest	(695)		702
Total (1)	$23,054,748		$25,362,003
(1)Carrying values exclude accrued interest receivable of (in thousands) $18,823 and $26,426 as of December 31, 2021 and 2020.

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

Table 5.2 - Advances by Redemption Term or Next Call Date (in thousands)

Redemption Term or Next Call Date	December 31, 2021	December 31, 2020
Due in 1 year or less	$14,642,697	$15,375,354
Due after 1 year through 2 years	1,444,659	1,716,058
Due after 2 years through 3 years	1,809,871	1,434,377
Due after 3 years through 4 years	1,003,709	1,785,672
Due after 4 years through 5 years	668,145	877,504
Thereafter	3,385,337	3,818,432
Total principal amount	$22,954,418	$25,007,397

The FHLB also offers putable Advances. With a putable Advance, the FHLB effectively purchases put options from the member that allows the FHLB to terminate the Advance at predetermined dates. The FHLB normally would exercise its put option when interest rates increase relative to contractual rates.

Table 5.3 - Advances by Redemption Term or Next Put Date for Putable Advances (in thousands)

Redemption Term or Next Put Date	December 31, 2021	December 31, 2020
Due in 1 year or less	$13,995,514	$14,407,003
Due after 1 year through 2 years	1,511,741	2,146,446
Due after 2 years through 3 years	1,818,372	1,485,139
Due after 3 years through 4 years	2,471,809	1,855,273
Due after 4 years through 5 years	2,160,145	2,346,604
Thereafter	996,837	2,766,932
Total principal amount	$22,954,418	$25,007,397

Table 5.4 - Advances by Interest Rate Payment Terms (in thousands)

	December 31, 2021	December 31, 2020
Fixed-rate (1)
Due in one year or less	$11,161,638	$9,681,997
Due after one year	8,211,221	9,513,793
Total fixed-rate (1)	19,372,859	19,195,790
Variable-rate (1)
Due in one year or less	446,626	2,382,756
Due after one year	3,134,933	3,428,851
Total variable-rate (1)	3,581,559	5,811,607
Total principal amount	$22,954,418	$25,007,397
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
▪cash or deposits in the FHLB;
▪certain other collateral that is real estate-related, provided that the collateral has a readily ascertainable value, can be reliably discounted to account for liquidation and other risks, can be liquidated in due course and the FHLB can perfect a security interest in it; and
▪certain qualifying securities representing undivided equity interests in eligible Advance collateral.

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

Using a risk-based approach, the FHLB considers the payment status, collateralization levels, and borrower's financial condition to be indicators of credit quality for its credit products. At December 31, 2021 and 2020, the FHLB did not have any Advances that were past due, in non-accrual status or considered impaired. In addition, there were no troubled debt restructurings related to Advances of the FHLB during 2021 or 2020. At December 31, 2021 and 2020, the FHLB had rights to collateral on a member-by-member basis with an estimated value in excess of its outstanding extensions of credit.

Based upon the collateral held as security, its credit extension and collateral policies and the repayment history on Advances, the FHLB did not expect any credit losses on Advances as of December 31, 2021 and, therefore, no allowance for credit losses on Advances was recorded. For the same reasons, the FHLB did not record any allowance for credit losses on Advances at December 31, 2020.

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

December 31, 2021			December 31, 2020
	Principal	% of Total Principal Amount of Advances		Principal	% of Total Principal Amount of Advances
U.S. Bank, N.A.	$3,272	14%	U.S. Bank, N.A.	$4,273	17%
Third Federal Savings and Loan Association	3,179	14	Third Federal Savings and Loan Association	3,443	14
Protective Life Insurance Company	2,800	12	Nationwide Life Insurance Company	2,062	8
Nationwide Life Insurance Company	2,702	12	Protective Life Insurance Company	1,955	8
Western-Southern Life Assurance Co.	1,487	6	Western-Southern Life Assurance Co.	1,344	5
Total	$13,440	58%	Total	$13,077	52%

Note 6 - Mortgage Loans

Total mortgage loans held for portfolio represent residential mortgage loans under the Mortgage Purchase Program (MPP) that the FHLB's members originate, credit enhance, and then sell to the FHLB. The FHLB does not service any of these loans. The FHLB plans to retain its existing portfolio of mortgage loans.

Table 6.1 - Mortgage Loans Held for Portfolio (in thousands)

	December 31, 2021	December 31, 2020
Fixed rate medium-term single-family mortgage loans (1)	$649,052	$731,756
Fixed rate long-term single-family mortgage loans	6,752,858	8,584,239
Total unpaid principal balance	7,401,910	9,315,995
Premiums	168,993	208,281
Discounts	(1,088)	(1,636)
Hedging basis adjustments (2)	18,602	26,114
Total mortgage loans held for portfolio (3)	7,588,417	9,548,754
Allowance for credit losses on mortgage loans	(233)	(248)
Mortgage loans held for portfolio, net	$7,588,184	$9,548,506
(1)Medium-term is defined as a term of 15 years or less.
(2)Represents the unamortized balance of the mortgage purchase commitments' market values at the time of settlement. The market value of the commitment is included in the basis of the mortgage loan and amortized accordingly.
(3)Excludes accrued interest receivable of (in thousands) $22,847 and $30,109 at December 31, 2021 and 2020.

Table 6.2 - Mortgage Loans Held for Portfolio by Collateral/Guarantee Type (in thousands)

	December 31, 2021	December 31, 2020
Conventional mortgage loans	$7,262,740	$9,133,942
Federal Housing Administration (FHA) mortgage loans	139,170	182,053
Total unpaid principal balance	$7,401,910	$9,315,995

Table 6.3 - Members, Including Any Known Affiliates that are Members of the FHLB, and Former Members Selling Five Percent or more of Total Unpaid Principal (dollars in millions)

	December 31, 2021			December 31, 2020
	Principal	% of Total		Principal	% of Total
Union Savings Bank	$1,841	25%	Union Savings Bank	$2,826	30%
FirstBank	565	8	Guardian Savings Bank FSB	796	9
Guardian Savings Bank FSB	524	7

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

Table 6.4 - Changes in the LRA (in thousands)

	For the Years Ended December 31,
	2021	2020	2019
LRA at beginning of year	$246,435	$233,476	$213,260
Additions	20,181	28,795	29,558
Claims	(3)	(101)	(113)
Scheduled distributions	(14,303)	(15,735)	(9,229)
LRA at end of period	$252,310	$246,435	$233,476

Mortgage Loans Forbearance Plans. In response to the COVID-19 pandemic, the FHLB’s mortgage loan servicers granted a forbearance period to eligible borrowers who have had COVID-19 related hardships regardless of the payment status of the loan at the time of the request. Based on the most recent information received from mortgage servicers, as of December 31, 2021 and 2020, there was approximately (in thousands) $12,192 and $77,207, respectively, in unpaid principal balance of conventional mortgage loans under a forbearance plan as a result of COVID-19, which represented less than one percent of conventional mortgage loans held for portfolio outstanding for each of the periods.

Payment Status of Mortgage Loans. The key credit quality indicator for conventional mortgage loans is payment status, which allows the FHLB to monitor borrower performance. Past due loans are those where the borrower has failed to make a full payment of principal and interest within one month of its due date. For loans that have been granted a forbearance period as noted above, there have been no permanent changes in the contractual terms of these loans. Accordingly, when a borrower fails to make a full payment of principal and interest within one month of its due date for loans under forbearance, they are considered past due. Table 6.5 presents the payment status of conventional mortgage loans. As of December 31, 2021 and 2020, the unpaid principal balances of conventional loans under forbearance (in thousands) were $1,664 and $11,381 with a current payment status, $1,024 and $5,933 with a 30 to 59 days past due status, $1,457 and $9,190 with a 60 to 89 days past due status, and $8,047 and $50,703 with a greater than 90 days past due status.

Table 6.5 - Credit Quality Indicator of Conventional Mortgage Loans (in thousands)

	December 31, 2021
	Origination Year
Payment status, at amortized cost:	Prior to 2017	2017 to 2021	Total
Past due 30-59 days	$16,105	$11,557	$27,662
Past due 60-89 days	3,703	2,533	6,236
Past due 90 days or more	12,185	11,623	23,808
Total past due mortgage loans	31,993	25,713	57,706
Current mortgage loans	2,542,107	4,848,339	7,390,446
Total conventional mortgage loans	$2,574,100	$4,874,052	$7,448,152

	December 31, 2020
	Origination Year
Payment status, at amortized cost:	Prior to 2016	2016 to 2020	Total
Past due 30-59 days	$16,812	$19,036	$35,848
Past due 60-89 days	7,245	7,553	14,798
Past due 90 days or more	24,651	39,921	64,572
Total past due mortgage loans	48,708	66,510	115,218
Current mortgage loans	2,555,139	6,694,837	9,249,976
Total conventional mortgage loans	$2,603,847	$6,761,347	$9,365,194

Other delinquency statistics include loans in process of foreclosure, serious delinquency rates, loans past due 90 days or more and still accruing interest, and non-accrual loans. Table 6.6 presents other delinquency statistics of mortgage loans.

Table 6.6 - Other Delinquency Statistics (dollars in thousands)

	December 31, 2021
Amortized Cost:	Conventional MPP Loans	FHA Loans	Total
In process of foreclosure (1)	$4,424	$501	$4,925
Serious delinquency rate (2)	0.32%	2.00%	0.35%
Past due 90 days or more still accruing interest (3)	$23,169	$2,812	$25,981
Loans on non-accrual status (4)	$1,617	$—	$1,617

	December 31, 2020
Amortized Cost:	Conventional MPP Loans	FHA Loans	Total
In process of foreclosure (1)	$5,031	$617	$5,648
Serious delinquency rate (2)	0.69%	3.28%	0.74%
Past due 90 days or more still accruing interest (3)	$58,881	$5,961	$64,842
Loans on non-accrual status (4)	$6,721	$—	$6,721
(1)Includes loans where the decision of foreclosure or a similar alternative such as pursuit of deed-in-lieu has been reported. During the years ended December 31, 2021 and 2020, there were foreclosure moratoriums in effect in response to the COVID-19 pandemic.
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
(4)At December 31, 2021 and 2020, (in thousands) $1,617 and $4,776, respectively, of conventional MPP loans on non-accrual status do not have a related allowance because these loans were either previously charged off to their expected recoverable value and/or the fair value of the underlying collateral, including any credit enhancements, is greater than the amortized cost of the loans.

The FHLB did not have any real estate owned at December 31, 2021 or 2020.

Troubled Debt Restructurings. A troubled debt restructuring is considered to have occurred when a concession is granted to a borrower for economic or legal reasons related to the borrower's financial difficulties and that concession would not have been considered otherwise. The FHLB's troubled debt restructurings primarily involve loans where an agreement permits the recapitalization of past due amounts up to the original loan amount and certain loans discharged in Chapter 7 bankruptcy. The FHLB's amortized cost in modified loans considered troubled debt restructurings was (in thousands) $19,970 and $18,888 at December 31, 2021 and 2020, respectively. The amount of troubled debt restructurings is not considered material to the FHLB's financial condition, results of operations, or cash flows.

Evaluation of Current Expected Credit Losses

Mortgage Loans - FHA. The FHLB invests in fixed-rate mortgage loans secured by one to four family residential properties insured by the FHA. The FHLB expects to recover any losses from such loans from the FHA. Any losses from these loans that are not recovered from the FHA would be caused by a claim rejection by the FHA and, as such, would be recoverable from the selling participating financial institutions. Therefore, the FHLB only has credit risk for these loans if the seller or servicer fails to pay for losses not covered by the FHA insurance, but in such instance, the FHLB would have recourse against the servicer for such failure. As a result, the FHLB did not record an allowance for credit losses on its FHA insured mortgage loans. Furthermore, due to the insurance, none of these mortgage loans have been placed on non-accrual status.

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

Certain conventional loans may be evaluated for credit losses by using the practical expedient for collateral dependent assets. A mortgage loan is considered collateral dependent when the borrower is experiencing financial difficulty and repayment is expected to be substantially through the sale of the underlying collateral. The FHLB may estimate the fair value of this collateral by either applying an appropriate loss severity rate, using third-party estimates, or using a property valuation model. The expected credit loss of a collateral dependent mortgage loan is equal to the difference between the amortized cost of the loan and the estimated fair value of the collateral, less estimated selling costs. The FHLB will either reserve for these estimated losses or record a direct charge-off of the loan balance, if certain triggering criteria are met. Expected recoveries of prior charge-offs, if any, are included in the allowance for credit losses.

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

Table 6.7 - Allowance for Credit Losses on Conventional Mortgage Loans (in thousands)

	For the Years Ended December 31,
	2021	2020	2019 (1)
Balance, beginning of period	$248	$711	$840
Adjustment for cumulative effect of accounting change	—	(366)	—
Net charge offs	(15)	(97)	(129)
Balance, end of period	$233	$248	$711
(1)Prior to the adoption of the current accounting guidance, the FHLB's allowance for credit losses on mortgage loans consisted of an estimate of incurred losses from individually evaluated mortgage loans, including collateral dependent mortgage loans; collectively evaluated mortgage loans; and other relevant qualitative factors.

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

Types of Derivatives

The FHLB primarily uses the following derivative instruments:

Interest rate swaps - An interest rate swap is an agreement between two entities to exchange cash flows in the future. The agreement sets the dates on which the cash flows will be exchanged and the manner in which the cash flows will be calculated. One of the simplest forms of an interest rate swap involves the promise by one party to pay cash flows equivalent to the interest on a notional principal amount at a predetermined fixed rate for a given period of time. In return for this promise, this party receives cash flows equivalent to the interest on the same notional principal amount at a variable-rate index for the same period of time. As of December 31, 2021, the variable-rates transacted by the FHLB in its derivatives include the Federal Funds Overnight Index Swap (OIS), Secured Overnight Financing Rate (SOFR), and London InterBank Offering Rate (LIBOR).

Swaptions - A swaption is an option on a swap that gives the buyer the right to enter into a specified interest rate swap at a certain time in the future. The FHLB may enter into both payer swaptions and receiver swaptions. A payer swaption is the option to make fixed interest payments at a later date and a receiver swaption is the option to receive fixed interest payments at a later date.

Forwards Contracts - Forwards contracts gives the buyer the right to buy or sell a specific type of asset at a specific time at a given price. For example, certain mortgage delivery commitments entered into by the FHLB are considered derivatives. The FHLB may hedge these commitments by selling to-be-announced (TBA) mortgage-backed securities for forward settlement. A TBA represents a forward contract for the sale of mortgage-backed securities at a future agreed upon date for an established price.

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

Table 7.1 - Fair Value of Derivative Instruments (in thousands)

	December 31, 2021
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as fair value hedging instruments:
Interest rate swaps	$13,720,290	$710	$77,992
Derivatives not designated as hedging instruments:
Interest rate swaps	24,059,664	1,919	291
Interest rate swaptions	1,219,000	532	—
Mortgage delivery commitments	249,581	77	829
Total derivatives not designated as hedging instruments	25,528,245	2,528	1,120
Total derivatives before adjustments	$39,248,535	3,238	79,112
Netting adjustments and cash collateral (1)		294,498	(75,821)
Total derivative assets and total derivative liabilities		$297,736	$3,291

	December 31, 2020
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as fair value hedging instruments:
Interest rate swaps	$10,477,703	$272	$163,174
Derivatives not designated as hedging instruments:
Interest rate swaps	13,267,539	691	2,563
Interest rate swaptions	2,175,000	713	—
Mortgage delivery commitments	137,352	1,056	—
Total derivatives not designated as hedging instruments	15,579,891	2,460	2,563
Total derivatives before adjustments	$26,057,594	2,732	165,737
Netting adjustments and cash collateral (1)		213,156	(161,924)
Total derivative assets and total derivative liabilities		$215,888	$3,813

(1)Amounts represent the application of the netting requirements that allow the FHLB to settle positive and negative positions, and also cash collateral, including accrued interest, held or placed by the FHLB with the same clearing agent and/or counterparty. Cash collateral posted, including accrued interest, was (in thousands) $370,779 and $375,390 at December 31, 2021 and 2020. Cash collateral received, including accrued interest, was (in thousands) $460 and $310 at December 31, 2021 and 2020.

Table 7.2 presents the impact of qualifying fair value hedging relationships on net interest income as well as the total interest income (expense) by product.

Table 7.2 - Impact of Fair Value Hedging Relationships on Net Interest Income (in thousands)

	For the Year Ended December 31, 2021
	Advances	Available-for-Sale Securities	Consolidated Bonds
Total interest income (expense) recorded in the Statements of Income	$134,600	$7,228	$(343,495)
Impact of Fair Value Hedging Relationships
Interest rate swaps:
Net interest settlements	$(109,824)	$(20,521)	$1,137
Gain (loss) on derivatives	254,151	71,732	(3,217)
Gain (loss) on hedged items	(254,112)	(71,331)	3,190
Effect on net interest income	$(109,785)	$(20,120)	$1,110

	For the Year Ended December 31, 2020
	Advances	Available-for-Sale Securities	Consolidated Bonds
Total interest income (expense) recorded in the Statements of Income	$434,815	$4,782	$(541,996)
Impact of Fair Value Hedging Relationships
Interest rate swaps:
Net interest settlements	$(90,959)	$(2,484)	$1,652
Gain (loss) on derivatives	(263,046)	(5,209)	1,477
Gain (loss) on hedged items	247,059	4,826	(1,377)
Effect on net interest income	$(106,946)	$(2,867)	$1,752

	For the Year Ended December 31, 2019
	Advances	Available-for-Sale Securities	Consolidated Bonds
Total interest income (expense) recorded in the Statements of Income	$1,195,128	$27,691	$(1,033,508)
Impact of Fair Value Hedging Relationships
Interest rate swaps:
Net interest settlements	$36,052	$(311)	$1,637
Gain (loss) on derivatives	(160,006)	(6,402)	945
Gain (loss) on hedged items	153,435	6,307	(905)
Effect on net interest income	$29,481	$(406)	$1,677

Table 7.3 presents the cumulative basis adjustments on hedged items designated as fair value hedges and the related amortized cost of the hedged items.

Table 7.3 - Cumulative Basis Adjustments for Fair Value Hedges (in thousands)

	December 31, 2021
	Advances	Available-for-Sale Securities	Consolidated Bonds
Amortized cost of hedged asset or liability (1)	$8,089,716	$5,238,549	$450,369
Fair value hedging adjustments
Basis adjustments for active hedging relationships included in amortized cost	$103,468	$(61,734)	$(1,104)
Basis adjustments for discontinued hedging relationships included in amortized cost	933	2,627	—
Total amount of fair value hedging basis adjustments	$104,401	$(59,107)	$(1,104)

	December 31, 2020
	Advances	Available-for-Sale Securities	Consolidated Bonds
Amortized cost of hedged asset or liability (1)	$10,483,218	$286,869	$132,852
Fair value hedging adjustments
Basis adjustments for active hedging relationships included in amortized cost	$356,624	$11,751	$2,086
Basis adjustments for discontinued hedging relationships included in amortized cost	1,549	389	—
Total amount of fair value hedging basis adjustments	$358,173	$12,140	$2,086
(1)     Includes only the portion of amortized cost representing the hedged items in fair value hedging relationships.

Table 7.4 presents net gains (losses) recorded in non-interest income (loss) on derivatives not designated as hedging instruments.

Table 7.4 - Net Gains (Losses) Recorded in Non-interest Income (Loss) on Derivatives Not Designated as Hedging Instruments (in thousands)

	For the Years Ended December 31,
	2021	2020	2019
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	$242,731	$(227,781)	$(142,193)
Interest rate swaptions	(181)	90,594	(19,019)
Forward rate agreements	—	(31,935)	(10,619)
Net interest settlements	(163,533)	(127,098)	(24,363)
Mortgage delivery commitments	3,119	21,549	14,904
Total net gains (losses) related to derivatives not designated as hedging instruments	82,136	(274,671)	(181,290)
Price alignment amount (1)	128	1,418	3,378
Net gains (losses) on derivatives	$82,264	$(273,253)	$(177,912)
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

For cleared derivatives, the Clearinghouse determines initial margin requirements and generally credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including, but not limited to, credit rating downgrades. At December 31, 2021, the FHLB was not required to post additional initial margin by its clearing agents based on credit considerations.

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

Table 7.5 presents separately the fair value of derivative instruments meeting or not meeting netting requirements, including the related collateral. At December 31, 2021 and 2020, the FHLB did not receive or pledge any non-cash collateral. Any over-collateralization under an individual clearing agent and/or counterparty level is not included in the determination of the net unsecured amount.

Table 7.5 - Offsetting of Derivative Assets and Derivative Liabilities (in thousands)

	December 31, 2021
	Derivative Instruments Meeting Netting Requirements
	Gross Recognized Amount	Gross Amount of Netting Adjustments and Cash Collateral	Derivative Instruments Not Meeting Netting Requirements (1)	Total Derivative Assets and Total Derivative Liabilities
Derivative Assets:
Uncleared	$1,892	$(1,748)	$77	$221
Cleared	1,269	296,246	—	297,515
Total				$297,736
Derivative Liabilities:
Uncleared	$77,126	$(74,664)	$829	$3,291
Cleared	1,157	(1,157)	—	—
Total				$3,291

	December 31, 2020
	Derivative Instruments Meeting Netting Requirements
	Gross Recognized Amount	Gross Amount of Netting Adjustments and Cash Collateral	Derivative Instruments Not Meeting Netting Requirements (1)	Total Derivative Assets and Total Derivative Liabilities
Derivative Assets:
Uncleared	$1,047	$(1,047)	$1,056	$1,056
Cleared	629	214,203	—	214,832
Total				$215,888
Derivative Liabilities:
Uncleared	$161,633	$(157,820)	$—	$3,813
Cleared	4,104	(4,104)	—	—
Total				$3,813
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

Certain financial institutions have agreed to maintain compensating balances in consideration for correspondent and other non-credit services. These balances are included in interest-bearing deposits on the accompanying financial statements. The compensating balances required to be held by the FHLB averaged (in thousands) $344,648 and $271,195 during 2021 and 2020, respectively.

Table 8.1 - Deposits (in thousands)

	December 31, 2021	December 31, 2020
Interest-bearing:
Demand and overnight	$1,353,490	$1,190,508
Term	53,650	123,675
Other	8,511	13,019
Total interest-bearing deposits	$1,415,651	$1,327,202

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

The par values of the 11 FHLBanks' outstanding Consolidated Obligations were approximately $652.9 billion and $746.8 billion at December 31, 2021 and 2020, respectively. Finance Agency regulations require the FHLB to maintain unpledged qualifying assets equal to its participation in the Consolidated Obligations outstanding. Qualifying assets are defined as cash; secured Advances; obligations of or fully guaranteed by the United States; and investments (i.e., obligations, participations or other instruments of or issued by Fannie Mae or Ginnie Mae; mortgage, obligations, or other securities which are or ever have been sold by Freddie Mac; and such securities as fiduciary and trust funds may invest in under the laws of the state in which the FHLB is located). Any assets subject to a lien or pledge for the benefit of holders of any issue of Consolidated Obligations are treated as if they were free from lien or pledge for purposes of compliance with these regulations.

Table 9.1 - Consolidated Discount Notes Outstanding (dollars in thousands)

	Carrying Value	Principal Amount	Weighted Average Interest Rate (1)
December 31, 2021	$29,837,696	$29,843,992	0.05%
December 31, 2020	$27,500,244	$27,502,730	0.11%
(1)Represents an implied rate without consideration of concessions.

Table 9.2 - Consolidated Bonds Outstanding by Original Contractual Maturity (dollars in thousands)

	December 31, 2021		December 31, 2020
Year of Original Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$12,828,885	0.55%	$18,676,595	0.72%
Due after 1 year through 2 years	3,836,120	1.91	2,728,885	2.38
Due after 2 years through 3 years	1,724,405	2.23	3,388,120	2.09
Due after 3 years through 4 years	2,095,000	1.39	1,793,405	2.21
Due after 4 years through 5 years	870,000	1.86	1,910,000	1.45
Thereafter	3,235,000	2.17	3,454,000	2.39
Total principal amount	24,589,410	1.21	31,951,005	1.32
Premiums	31,181		43,235
Discounts	(17,709)		(21,403)
Hedging adjustments	(1,104)		2,086
Fair value option valuation adjustment and accrued interest	60		21,388
Total	$24,601,838		$31,996,311

Consolidated Bonds outstanding were issued with either fixed-rate coupon payment terms or variable-rate coupon payment terms that are indexed to SOFR. To meet the expected specific needs of certain investors in Consolidated Obligations, both fixed-rate and variable-rate Bonds may contain features that result in complex coupon payment terms and call options. When these Consolidated Bonds are issued, the FHLB may enter into derivatives containing features that offset the terms and embedded options, if any, of the Consolidated Bonds.

Table 9.3 - Consolidated Bonds Outstanding by Call Features (in thousands)

	December 31, 2021	December 31, 2020
Principal Amount of Consolidated Bonds:
Non-callable	$19,689,410	$26,539,005
Callable	4,900,000	5,412,000
Total principal amount	$24,589,410	$31,951,005

Table 9.4 - Consolidated Bonds Outstanding by Original Contractual Maturity or Next Call Date (in thousands)

Year of Original Contractual Maturity or Next Call Date	December 31, 2021	December 31, 2020
Due in 1 year or less	$17,518,885	$22,968,595
Due after 1 year through 2 years	3,085,120	2,823,885
Due after 2 years through 3 years	1,262,405	2,452,120
Due after 3 years through 4 years	728,000	1,253,405
Due after 4 years through 5 years	547,000	728,000
Thereafter	1,448,000	1,725,000
Total principal amount	$24,589,410	$31,951,005

Table 9.5 - Consolidated Bonds by Interest-rate Payment Type (in thousands)

	December 31, 2021	December 31, 2020
Principal Amount of Consolidated Bonds:
Fixed-rate	$23,739,410	$21,312,005
Variable-rate	850,000	10,639,000
Total principal amount	$24,589,410	$31,951,005

Note 10 - Affordable Housing Program (AHP)

The FHLBank Act requires each FHLBank to establish an AHP. Each FHLBank provides subsidies in the form of direct grants or below-market interest rate AHP Advances to members who use the funds to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. Each FHLBank is required to contribute to its AHP the greater of 10 percent of its previous year's income subject to assessment, or the prorated sum required to ensure the aggregate contribution by the FHLBanks is no less than $100 million for each year. For purposes of the AHP calculation, income subject to assessment is defined as net income before AHP assessments, plus interest expense related to mandatorily redeemable capital stock. The FHLB accrues AHP expense monthly based on its income subject to assessment. The FHLB reduces the AHP liability as members use subsidies.

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

There was no shortfall, as described above, in 2021, 2020, or 2019. If an FHLBank finds that its required AHP obligations are contributing to its financial instability, it may apply to the Finance Agency for a temporary suspension of its contributions under the FHLBank Act. The FHLB has never made such an application.

Table 10.1 - Rollforward of the AHP Liability (in thousands)

	2021	2020
Balance at beginning of year	$110,772	$115,295
Assessments (current year additions)	4,708	30,826
Subsidy uses, net	(30,976)	(35,349)
Balance at end of year	$84,504	$110,772

Note 11 - Capital

The FHLB is subject to three capital requirements under its Capital Plan and the Finance Agency rules and regulations. Regulatory capital does not include accumulated other comprehensive income, but does include mandatorily redeemable capital stock.

1.     Risk-based capital. The FHLB must maintain at all times permanent capital, defined as Class B stock and retained earnings, in an amount at least equal to the sum of its credit risk, market risk, and operational risk capital requirements, all of which are calculated in accordance with the rules and regulations of the Finance Agency.

2.     Total regulatory capital. The FHLB must maintain at all times a total regulatory capital-to-assets ratio of at least four percent. Total regulatory capital is the sum of permanent capital, the amounts paid-in for Class A stock, any general loss allowance, if consistent with GAAP and not established for specific assets, and other amounts from sources determined by the Finance Agency as available to absorb losses.

3.     Leverage capital. The FHLB must maintain at all times a leverage capital-to-assets ratio of at least five percent. Leverage capital is defined as the sum of permanent capital weighted 1.5 times and all other components of total capital.

The Finance Agency may require the FHLB to maintain greater permanent capital than is required based on Finance Agency rules and regulations.

At December 31, 2021 and 2020, the FHLB was in compliance with each of these capital requirements.

Table 11.1 - Capital Requirements (dollars in thousands)

	December 31, 2021		December 31, 2020
	Minimum Requirement	Actual	Minimum Requirement	Actual
Risk-based capital	$856,322	$3,804,018	$539,321	$3,964,353
Capital-to-assets ratio (regulatory)	4.00%	6.28%	4.00%	6.07%
Regulatory capital	$2,424,703	$3,804,018	$2,611,850	$3,964,353
Leverage capital-to-assets ratio (regulatory)	5.00%	9.41%	5.00%	9.11%
Leverage capital	$3,030,879	$5,706,027	$3,264,812	$5,946,530

The FHLB currently offers only Class B stock, which is issued and redeemed at a par value of $100 per share. Class B stock may be issued to meet membership and activity stock purchase requirements, to pay dividends, and to pay interest on mandatorily redeemable capital stock. Membership stock is required to become a member of and maintain membership in the FHLB. The membership stock requirement is based upon a percentage of the member's total assets. At December 31, 2021, the membership stock requirement was determined within a declining range from 0.10 percent to 0.03 percent of each member's total assets, with a minimum of $1 thousand and a maximum of $25 million for each member.

In addition to membership stock, a member may be required to hold activity stock to capitalize certain transactions with the FHLB, including Advances, certain funds and rate Advance commitments, Letters of Credit, and MPP activity that occurred after implementation of the Capital Plan on December 30, 2002. Members must maintain an activity stock balance within a range of minimum and maximum activity stock capitalization percentages, which were set to equal each other as of January 1, 2021 and were as follows for 2021: 3.00 percent for MPP, 4.50 percent for Advances and Advance commitments, and 0.10 percent for Letters of Credit. During 2020, members were required to maintain minimum and maximum activity stock capitalization percentages of zero percent and 4.00 percent for MPP and 2.00 percent and 4.00 percent for Advances and Advance commitments. Prior to January 1, 2021, members were not required to capitalize Letters of Credit. If a member owns more than its required activity stock percentage, the additional stock is that member's excess stock. The FHLB's unrestricted excess stock is defined as total Class B stock minus membership stock, activity stock calculated at the maximum allocation percentage, shares reserved for exclusive use after a stock dividend, and shares subject to redemption and withdrawal notices.

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

Any member that has withdrawn from membership, or otherwise has had its membership terminated, may not be readmitted to membership in any FHLBank until five years from the divestiture date for all capital stock that was held as a condition of membership, unless the institution has canceled its notice of withdrawal prior to the divestiture date. This restriction does not apply if the member is transferring its membership from one FHLBank to another on an uninterrupted basis.

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

Restricted Retained Earnings. The Capital Agreement is intended to enhance the capital position of each FHLBank. The Capital Agreement provides that each FHLBank will, on a quarterly basis, allocate 20 percent of its net income to a separate restricted retained earnings account until the balance of that account, calculated as of the last day of each calendar quarter, equals at least one percent of that FHLBank's average balance of outstanding Consolidated Obligations for the calendar quarter. These restricted retained earnings are not available to pay dividends but are available to absorb unexpected losses, if any, that an FHLBank may experience. At December 31, 2021 and 2020 the FHLB had (in thousands) $509,719 and $501,321, respectively, in restricted retained earnings. Additionally, the Capital Agreement provides that amounts in restricted retained earnings in excess of 150 percent of the FHLB's restricted retained earnings minimum (i.e., one percent of the FHLB's average balance of outstanding Consolidated Obligations calculated as of the last day of each calendar quarter) may be released from restricted retained earnings.

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

Stock subject to a redemption or withdrawal notice that is within the “grace period” continues to be considered equity because there is no penalty or fee to retract these notices. Expiration of the “grace period” triggers the reclassification from equity to a liability (mandatorily redeemable capital stock) at fair value because after the “grace period” the penalty to retract these notices is considered substantive. If a member cancels its written notice of redemption or notice of withdrawal, the FHLB will reclassify mandatorily redeemable capital stock from a liability to equity. Dividends related to capital stock classified as a liability are accrued at the expected dividend rate and reported as interest expense in the Statements of Income. For the years ended December 31, 2021, 2020, and 2019 dividends on mandatorily redeemable capital stock (in thousands) of $383, $1,068 and $1,113, respectively, were recorded as interest expense.

Table 11.2 - Rollforward of Mandatorily Redeemable Capital Stock (in thousands)

	2021	2020	2019
Balance, beginning of year	$19,454	$21,669	$23,184
Capital stock subject to mandatory redemption reclassified from equity	73,491	560,779	8,269
Capital stock previously subject to mandatory redemption reclassified to capital	—	(123)	(1,020)
Repurchase/redemption of mandatorily redeemable capital stock	(71,734)	(562,871)	(8,764)
Balance, end of year	$21,211	$19,454	$21,669

The number of stockholders holding the mandatorily redeemable capital stock was 17, 24 and 28 at December 31, 2021, 2020, and 2019.

As of December 31, 2021 there were no members or former members that had requested redemptions of capital stock whose stock had not been reclassified as mandatorily redeemable capital stock because the “grace periods” had not yet expired on these requests.

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

Table 11.3 - Mandatorily Redeemable Capital Stock by Contractual Year of Redemption (in thousands)

Contractual Year of Redemption	December 31, 2021	December 31, 2020
Year 1	$1,091	$156
Year 2	1,427	1,124
Year 3	270	2,167
Year 4	5	391
Year 5	10,791	3,142
Thereafter (1)	—	650
Past contractual redemption date due to remaining activity (2)	7,627	11,824
Total	$21,211	$19,454
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

Excess Capital Stock. Finance Agency regulations limit the ability of an FHLBank to create member excess stock under certain circumstances. The FHLB may not pay dividends in the form of capital stock or issue new excess stock to members if its excess stock exceeds one percent of its total assets or if the issuance of excess stock would cause the FHLB's excess stock to exceed one percent of its total assets. At December 31, 2021, the FHLB had excess capital stock outstanding totaling less than one percent of its total assets. At December 31, 2021, the FHLB was in compliance with the Finance Agency's excess stock rules.

Note 12 - Accumulated Other Comprehensive Income (Loss)

The following tables summarize the changes in accumulated other comprehensive income (loss) for the years ended December 31, 2021, 2020 and 2019.

Table 12.1 - Accumulated Other Comprehensive Income (Loss) (in thousands)

	Net unrealized gains (losses) on available-for-sale securities	Pension and postretirement benefits	Total accumulated other comprehensive income (loss)
BALANCE, DECEMBER 31, 2018	$(110)	$(12,933)	$(13,043)
Other comprehensive income before reclassification:
Net unrealized gains (losses)	480	—	480
Net actuarial gains (losses)	—	(5,665)	(5,665)
Reclassifications from other comprehensive income (loss) to net income:
Amortization - pension and postretirement benefits	—	1,834	1,834
Net current period other comprehensive income (loss)	480	(3,831)	(3,351)
BALANCE, DECEMBER 31, 2019	370	(16,764)	(16,394)
Other comprehensive income before reclassification:
Net unrealized gains (losses)	4,348	—	4,348
Net actuarial gains (losses)	—	(5,227)	(5,227)
Reclassifications from other comprehensive income (loss) to net income:
Amortization - pension and postretirement benefits	—	2,288	2,288
Net current period other comprehensive income (loss)	4,348	(2,939)	1,409
BALANCE, DECEMBER 31, 2020	4,718	(19,703)	(14,985)
Other comprehensive income before reclassification:
Net unrealized gains (losses)	21,407	—	21,407
Net actuarial gains (losses)	—	2,170	2,170
Prior service benefit	—	1,882	1,882
Reclassifications from other comprehensive income (loss) to net income:
Amortization - pension and postretirement benefits	—	2,620	2,620
Net current period other comprehensive income (loss)	21,407	6,672	28,079
BALANCE, DECEMBER 31, 2021	$26,125	$(13,031)	$13,094

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

The most recent Form 5500 available for the Pentegra Defined Benefit Plan is for the year ended June 30, 2020. The FHLB did not contribute more than five percent of the total contributions to the Pentegra Defined Benefit Plan for the plan years ended June 30, 2020, 2019 and 2018.

Table 13.1 - Pentegra Defined Benefit Plan Net Pension Cost and Funded Status (dollars in thousands)

	2021		2020		2019
Net pension cost charged to compensation and benefit expense for the year ended December 31	$6,473		$6,429		$6,973
Pentegra Defined Benefit Plan funded status as of July 1	129.62%	(a)	108.50%	(b)	108.62%
FHLB's funded status as of July 1	146.44%		122.36%		125.76%
(a)    The Pentegra Defined Benefit Plan's funded status as of July 1, 2021 is preliminary and may increase because the plan's participants were permitted to make contributions for the plan year ended June 30, 2021 through March 15, 2022. Contributions made on or before March 15, 2022, and designated for the plan year ended June 30, 2021, will be included in the final valuation as of July 1, 2021. The final funded status as of July 1, 2021 will not be available until the Form 5500 for the plan year July 1, 2021 through June 30, 2022 is filed (this Form 5500 is due to be filed no later than April 2023).
(b)    The Pentegra Defined Benefit Plan's funded status as of July 1, 2020 is preliminary and may increase because the plan's participants were permitted to make contributions for the plan year ended June 30, 2020 through March 15, 2021. Contributions made on or before March 15, 2021, and designated for the plan year ended June 30, 2020, will be included in the final valuation as of July 1, 2020. The final funded status as of July 1, 2020 will not be available until the Form 5500 for the plan year July 1, 2020 through June 30, 2021 is filed (this Form 5500 is due to be filed no later than April 2022).

Qualified Defined Contribution Plan. The FHLB maintains a tax-qualified, defined contribution plan for its employees. The FHLB contributes a percentage of the participants' compensation by making a matching contribution equal to a certain percentage of voluntary employee contributions, subject to certain IRS limitations. The FHLB contributed $1,520,000, $1,437,000, and $1,333,000 in the years ended December 31, 2021, 2020, and 2019, respectively. The FHLB's contributions are recorded as compensation and benefits expense in the Statements of Income.

Non-qualified Supplemental Defined Benefit Retirement Plan (Defined Benefit Retirement Plan). The FHLB maintains a non-qualified, unfunded defined benefit plan. The plan ensures that participants receive the full amount of benefits to which they would have been entitled under the qualified defined benefit plan in the absence of limits on benefit levels imposed by the IRS. There are no funded plan assets. The FHLB has established a grantor trust, which is included in held-to-maturity securities on the Statements of Condition, to meet future benefit obligations and current payments to beneficiaries. Effective July 1, 2021, the Defined Benefit Retirement Plan benefit formula was amended to adjust the accrual rate from 2.50 percent to 1.25 percent.

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

Table 13.2 - Benefit Obligation, Fair Value of Plan Assets and Funded Status (in thousands)

	Defined Benefit Retirement Plan		Postretirement Benefits Plan
Change in benefit obligation:	2021	2020	2021	2020
Benefit obligation at beginning of year	$49,538	$44,246	$5,046	$4,638
Service cost	899	1,129	7	9
Interest cost	1,171	1,324	115	141
Actuarial loss (gain)	(1,224)	4,749	(946)	478
Plan amendments	(1,882)	—	—	—
Benefits paid	(1,975)	(1,910)	(211)	(220)
Benefit obligation at end of year	46,527	49,538	4,011	5,046
Change in plan assets:
Fair value of plan assets at beginning of year	—	—	—	—
Employer contribution	1,975	1,910	211	220
Benefits paid	(1,975)	(1,910)	(211)	(220)
Fair value of plan assets at end of year	—	—	—	—
Funded status at end of year	$(46,527)	$(49,538)	$(4,011)	$(5,046)

Amounts recognized in “Other liabilities” on the Statements of Condition for the Defined Benefit Retirement Plan and Postretirement Benefits Plan as of December 31, 2021 and 2020 were (in thousands) $50,538 and $54,584, respectively.

Table 13.3 - Amounts Recognized in Accumulated Other Comprehensive Income (in thousands)

	Defined Benefit Retirement Plan		Postretirement Benefits Plan
	2021	2020	2021	2020
Net actuarial loss (gain)	$14,930	$18,901	$(198)	$802
Prior service benefit	(1,701)	—	—	—
Total	$13,229	$18,901	$(198)	$802

Table 13.4 - Net Periodic Benefit Cost and Other Amounts Recognized in Accumulated Other Comprehensive Income (in thousands)

	For the Years Ended December 31,
	Defined Benefit Retirement Plan			Postretirement Benefits Plan
	2021	2020	2019	2021	2020	2019
Net Periodic Benefit Cost
Service cost	$899	$1,129	$902	$7	$9	$14
Interest cost	1,171	1,324	1,550	115	141	181
Amortization of prior service benefit	(181)	—	—	—	—	—
Amortization of net loss	2,747	2,288	1,834	54	—	—
Net periodic benefit cost	$4,636	$4,741	$4,286	$176	$150	$195
Other Changes in Benefit Obligations Recognized in Other Comprehensive Income
Net loss (gain)	$(1,224)	$4,749	$5,496	$(946)	$478	$169
Prior service benefit	(1,882)	—	—	—	—	—
Amortization of net loss	(2,747)	(2,288)	(1,834)	(54)	—	—
Amortization of prior service benefit	181	—	—	—	—	—
Total recognized in other comprehensive income	(5,672)	2,461	3,662	(1,000)	478	169
Total recognized in net periodic benefit cost and other comprehensive income	$(1,036)	$7,202	$7,948	$(824)	$628	$364

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

Table 13.5 - Benefit Obligation Key Assumptions

	Defined Benefit Retirement Plan		Postretirement Benefits Plan
	2021	2020	2021	2020
Discount rate	2.64%	2.26%	2.69%	2.33%
Salary increases	5.00%	5.00%	N/A	N/A

Table 13.6 presents the key assumptions used for the actuarial calculations to determine net periodic benefit cost for the Defined Benefit Retirement Plan and Postretirement Benefit Plan.

Table 13.6 - Net Periodic Benefit Cost Key Assumptions

	Defined Benefit Retirement Plan			Postretirement Benefits Plan
	2021	2020	2019	2021	2020	2019
Discount rate (1)	2.26/2.61%	3.06%	4.10%	2.33%	3.12%	4.15%
Salary increases	5.00%	5.00%	5.00%	N/A	N/A	N/A
(1)    For the Defined Benefit Retirement Plan in 2021, a rate of 2.26% was used for the first six months of 2021 while a rate of 2.61% was used for the second six months of 2021 resulting from an interim actuarial valuation at June 30, 2021, due to the Defined Benefit Retirement Plan amendment.

Table 13.7 - Postretirement Benefits Plan Assumed Health Care Cost Trend Rates

	2021	2020
Assumed for next year	6.50%	5.50%
Ultimate rate	5.00%	5.00%
Year that ultimate rate is reached	2024	2021

The discount rates for the disclosures as of December 31, 2021 were determined by using a discounted cash flow approach, which incorporates the timing of each expected future benefit payment. Estimated future benefit payments are based on each plan's census data, benefit formulas and provisions, and valuation assumptions reflecting the probability of decrement and survival. The present value of the future benefit payments is determined by using weighted average duration based interest rate yields from a variety of highly rated relevant corporate bond indices as of December 31, 2021, and solving for the single discount rate that produces the same present value.

Table 13.8 presents the estimated future benefits payments reflecting expected future services for the years ended after December 31, 2021.

Table 13.8 - Estimated Future Benefit Payments (in thousands)

Years	Defined Benefit Retirement Plan	Postretirement Benefit Plan
2022	$2,255	$230
2023	1,808	232
2024	1,828	229
2025	1,974	230
2026	2,093	228
2027 - 2031	12,435	1,081

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
The following tables set forth the FHLB's financial performance by operating segment for the years ended December 31.

Table 14.1 - Financial Performance by Operating Segment (in thousands)

	For the Years Ended December 31,
	Traditional Member Finance	MPP	Total
2021
Net interest income (loss)	$317,432	$(40,872)	$276,560
Non-interest income (loss)	(141,250)	2,978	(138,272)
Non-interest expense	81,363	10,226	91,589
Income (loss) before assessments	94,819	(48,120)	46,699
Affordable Housing Program assessments	9,520	(4,812)	4,708
Net income (loss)	$85,299	$(43,308)	$41,991
2020
Net interest income	$385,127	$21,403	$406,530
Non-interest income (loss)	(58,701)	51,633	(7,068)
Non-interest expense	80,569	11,704	92,273
Income before assessments	245,857	61,332	307,189
Affordable Housing Program assessments	24,693	6,133	30,826
Net income	$221,164	$55,199	$276,363
2019
Net interest income	$308,585	$97,247	$405,832
Non-interest income (loss)	(2,252)	(7,967)	(10,219)
Non-interest expense	77,751	10,967	88,718
Income before assessments	228,582	78,313	306,895
Affordable Housing Program assessments	22,969	7,832	30,801
Net income	$205,613	$70,481	$276,094

Table 14.2 - Asset Balances by Operating Segment (in thousands)

	Assets
	Traditional Member Finance	MPP	Total
December 31, 2021	$50,086,904	$10,530,681	$60,617,585
December 31, 2020	53,356,209	11,940,030	65,296,239

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

The FHLB reviews the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain financial assets or liabilities. The FHLB did not have any transfers of assets or liabilities into or out of Level 3 of the fair value hierarchy during the years ended December 31, 2021 or 2020.

Table 15.1 presents the carrying value, fair value, and fair value hierarchy of financial assets and liabilities of the FHLB. The FHLB records trading securities, available-for-sale securities, derivative assets, derivative liabilities, certain Advances and certain Consolidated Obligations at fair value on a recurring basis, and on occasion, certain mortgage loans held for portfolio on a nonrecurring basis. The FHLB records all other financial assets and liabilities at amortized cost. Refer to Table 15.2 for further details about the financial assets and liabilities held at fair value on either a recurring or nonrecurring basis.

Table 15.1 - Fair Value Summary (in thousands)

	December 31, 2021
		Fair Value
Financial Instruments	Carrying Value (1)	Total	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral (2)
Assets:
Cash and due from banks	$167,822	$167,822	$167,822	$—	$—	$—
Interest-bearing deposits	340,147	340,147	—	340,147	—	—
Securities purchased under agreements to resell	1,282,440	1,282,440	—	1,282,440	—	—
Federal funds sold	5,505,000	5,505,000	—	5,505,000	—	—
Trading securities	6,780,817	6,780,817	—	6,780,817	—	—
Available-for-sale securities	5,267,123	5,267,123	—	5,267,123	—	—
Held-to-maturity securities	10,216,756	10,269,821	—	10,269,821	—	—
Advances (3)	23,054,748	23,191,040	—	23,191,040	—	—
Mortgage loans held for portfolio	7,588,184	7,728,670	—	7,705,035	23,635	—
Accrued interest receivable	88,672	88,672	—	88,672	—	—
Derivative assets	297,736	297,736	—	3,238	—	294,498
Liabilities:
Deposits	1,415,651	1,415,456	—	1,415,456	—	—
Consolidated Obligations:
Discount Notes (4)	29,837,696	29,837,184	—	29,837,184	—	—
Bonds (5)	24,601,838	24,906,306	—	24,906,306	—	—
Mandatorily redeemable capital stock	21,211	21,211	21,211	—	—	—
Accrued interest payable	60,682	60,682	—	60,682	—	—
Derivative liabilities	3,291	3,291	—	79,112	—	(75,821)
(1)For certain financial instruments, the amounts represent net carrying value, which include an allowance for credit losses.
(2)Amounts represent the application of the netting requirements that allow the FHLB to settle positive and negative positions and also cash collateral and related accrued interest held or placed by the FHLB with the same counterparty.
(3)Includes (in thousands) $25,805 of Advances recorded under the fair value option at December 31, 2021.
(4)Includes (in thousands) $10,420,974 of Consolidated Obligation Discount Notes recorded under the fair value option at December 31, 2021.
(5)Includes (in thousands) $7,175,060 of Consolidated Obligation Bonds recorded under the fair value option at December 31, 2021.

	December 31, 2020
		Fair Value
Financial Instruments	Carrying Value (1)	Total	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral (2)
Assets:
Cash and due from banks	$2,984,073	$2,984,073	$2,984,073	$—	$—	$—
Interest-bearing deposits	555,104	555,104	—	555,104	—	—
Securities purchased under agreements to resell	1,818,268	1,818,268	—	1,818,268	—	—
Federal funds sold	4,240,000	4,240,000	—	4,240,000	—	—
Trading securities	10,488,124	10,488,124	—	10,488,124	—	—
Available-for-sale securities	291,587	291,587	—	291,587	—	—
Held-to-maturity securities	9,648,171	9,792,136	—	9,792,136	—	—
Advances (3)	25,362,003	25,573,785	—	25,573,785	—	—
Mortgage loans held for portfolio	9,548,506	9,861,802	—	9,798,019	63,783	—
Accrued interest receivable	113,701	113,701	—	113,701	—	—
Derivative assets	215,888	215,888	—	2,732	—	213,156
Liabilities:
Deposits	1,327,202	1,327,267	—	1,327,267	—	—
Consolidated Obligations:
Discount Notes	27,500,244	27,501,296	—	27,501,296	—	—
Bonds (4)	31,996,311	32,785,647	—	32,785,647	—	—
Mandatorily redeemable capital stock	19,454	19,454	19,454	—	—	—
Accrued interest payable	77,521	77,521	—	77,521	—	—
Derivative liabilities	3,813	3,813	—	165,737	—	(161,924)
(1)For certain financial instruments, the amounts represent net carrying value, which include an allowance for credit losses.
(2)Amounts represent the application of the netting requirements that allow the FHLB to settle positive and negative positions and also cash collateral and related accrued interest held or placed by the FHLB with the same counterparty.
(3)Includes (in thousands) $27,202 of Advances recorded under the fair value option at December 31, 2020.
(4)Includes (in thousands) $2,262,388 of Consolidated Obligation Bonds recorded under the fair value option at December 31, 2020.

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

Investment securities – Non-MBS: To determine the estimated fair values of non-MBS investment securities, the FHLB can use either (a) an income approach based on a market-observable interest rate curve that may be adjusted for a spread, or (b) prices received from third-party pricing vendors. For its U.S. Treasury obligations, the FHLB determines the fair value using the income approach. The income approach uses indicative fair values derived from a discounted cash flow methodology. The FHLB uses the Treasury curve as the market-observable interest rate curve. For GSE obligations, the fair value is determined using prices received from multiple third-party pricing vendors. The pricing vendors' methodology and the FHLB's validation process is consistent with the MBS process described above.

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

Adjustments may be necessary to reflect the 11 FHLBanks' credit quality when valuing Consolidated Obligation Bonds recorded under the fair value option. Due to the joint and several liability for Consolidated Obligations, the FHLB monitors its own creditworthiness and the creditworthiness of the other FHLBanks to determine whether any credit adjustments are necessary in its fair value measurement of Consolidated Obligation Bonds. No adjustments were considered necessary at December 31, 2021 or 2020.

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

Fair Value Measurements.

Table 15.2 presents the fair value of financial assets and liabilities that are recorded on a recurring or nonrecurring basis at December 31, 2021 and 2020, by level within the fair value hierarchy. The FHLB records nonrecurring fair value adjustments to reflect partial write-downs on certain mortgage loans.

Table 15.2 - Fair Value Measurements (in thousands)

	Fair Value Measurements at December 31, 2021
	Total	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral (1)
Recurring fair value measurements - Assets
Trading securities:
U.S. Treasury obligations	$5,030,946	$—	$5,030,946	$—	$—
GSE obligations	1,749,661	—	1,749,661	—	—
U.S. obligation single-family MBS	210	—	210	—	—
Total trading securities	6,780,817	—	6,780,817	—	—
Available-for-sale securities:
U.S. Treasury obligations	4,498,870	—	4,498,870	—	—
GSE obligations	135,308	—	135,308	—	—
GSE multi-family MBS	632,945	—	632,945	—	—
Total available-for-sale securities	5,267,123	—	5,267,123	—	—
Advances	25,805	—	25,805	—	—
Derivative assets:
Interest rate related	297,659	—	3,161	—	294,498
Mortgage delivery commitments	77	—	77	—	—
Total derivative assets	297,736	—	3,238	—	294,498
Total assets at fair value	$12,371,481	$—	$12,076,983	$—	$294,498

Recurring fair value measurements - Liabilities
Consolidated Obligations:
Discount Notes	$10,420,974	$—	$10,420,974	$—	$—
Bonds	7,175,060	—	7,175,060	—	—
Total Consolidated Obligations	17,596,034	—	17,596,034	—	—
Derivative liabilities:
Interest rate related	2,462	—	78,283	—	(75,821)
Mortgage delivery commitments	829	—	829	—	—
Total derivative liabilities	3,291	—	79,112	—	(75,821)
Total liabilities at fair value	$17,599,325	$—	$17,675,146	$—	$(75,821)
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

Table 15.3 presents net gains (losses) recognized in earnings related to financial assets and liabilities in which the fair value option was elected during the years ended December 31, 2021, 2020 and 2019.

Table 15.3 – Fair Value Option - Financial Assets and Liabilities (in thousands)

	For the Years Ended December 31,
Net Gains (Losses) from Changes in Fair Value Recognized in Earnings	2021	2020	2019
Advances	$(1,397)	$439	$238
Consolidated Discount Notes	1,336	1,060	(1,060)
Consolidated Bonds	10,196	(8,792)	(53,030)
Total net gains (losses)	$10,135	$(7,293)	$(53,852)

For instruments recorded under the fair value option, the related contractual interest income, contractual interest expense and the discount amortization on Discount Notes are recorded as part of net interest income on the Statements of Income. The remaining changes in fair value for instruments in which the fair value option has been elected are recorded as “Net gains (losses) on financial instruments held under fair value option” in the Statements of Income, except for changes in fair value related to instrument specific credit risk, which are recorded in accumulated other comprehensive income in the Statement of Condition. The FHLB has determined that none of the remaining changes in fair value were related to instrument-specific credit risk for the years ended December 31, 2021 or 2020. In determining that there has been no change in instrument-specific credit risk period to period, the FHLB primarily considered the following factors:

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

Table 15.4 – Aggregate Unpaid Balance and Aggregate Fair Value (in thousands)

	December 31, 2021			December 31, 2020
	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Aggregate Fair Value Over/(Under) Aggregate Unpaid Principal Balance	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Aggregate Fair Value Over/(Under) Aggregate Unpaid Principal Balance
Advances	$26,500	$25,805	$(695)	$26,500	$27,202	$702
Consolidated Discount Notes	10,426,400	10,420,974	(5,426)	—	—	—
Consolidated Bonds	7,175,000	7,175,060	60	2,241,000	2,262,388	21,388

Note 16 - Commitments and Contingencies

Off-Balance Sheet Commitments. Table 16.1 represents off-balance sheet commitments at December 31, 2021 and 2020. The FHLB has deemed it unnecessary to record any liabilities for credit losses on these commitments at December 31, 2021 and 2020.

Table 16.1 - Off-Balance Sheet Commitments (in thousands)

	December 31, 2021			December 31, 2020
Notional Amount	Expire within one year	Expire after one year	Total	Expire within one year	Expire after one year	Total
Letters of Credit	$34,281,457	$355,646	$34,637,103	$27,741,220	$1,071,029	$28,812,249
Commitments for standby bond purchases	14,035	12,885	26,920	—	35,030	35,030
Commitments to purchase mortgage loans	249,581	—	249,581	137,352	—	137,352
Unsettled Consolidated Discount Notes, principal amount (1)	—	—	—	321,551	—	321,551
(1)Expiration is based on settlement period rather than underlying contractual maturity of Consolidated Obligations.

Letters of Credit: The FHLB issues Letters of Credit on behalf of its members to support certain obligations of the members (or member's customer) to third-party beneficiaries. Letters of Credit may be offered to assist members and non-member housing associates in facilitating residential housing finance, community lending, and asset-liability management, and to provide liquidity. In particular, members often use Letters of Credit as collateral for deposits from federal and state government agencies. Letters of Credit are executed for members for a fee. If the FHLB is required to make payment for a beneficiary's draw, the member either reimburses the FHLB for the amount drawn or, subject to the FHLB's discretion, the amount drawn may be converted into a collateralized Advance to the member. However, Letters of Credit usually expire without being drawn upon. Letters of Credit have original expiration periods of up to 18 years, currently expiring no later than 2034. The carrying value of guarantees related to Letters of Credit are recorded in other liabilities and were (in thousands) $8,751 and $8,675 at December 31, 2021 and 2020, respectively.

The FHLB monitors the creditworthiness of its members that have Letters of Credit. In addition, Letters of Credit are generally subject to the same collateralization and borrowing limits that apply to Advances and are fully collateralized at the time of issuance.

Standby Bond Purchase Agreements: The FHLB has executed standby bond purchase agreements with one state housing authority whereby the FHLB, for a fee, agrees as a liquidity provider if required, to purchase and hold the authority's bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bonds according to a schedule established by the standby agreement. Each standby agreement dictates the specific terms that would require the FHLB to purchase the bonds and typically allows the FHLB to terminate the agreement upon the occurrence of a default event of the issuer. The bond purchase commitments entered into by the FHLB have original expiration periods up to 6 years, currently no later than 2023, although some are renewable at the option of the FHLB. During 2021 and 2020, the FHLB was not required to purchase any bonds under these agreements.

Commitments to Purchase Mortgage Loans: The FHLB enters into commitments that unconditionally obligate the FHLB to purchase mortgage loans. Commitments are generally for periods not to exceed 90 days. The delivery commitments are recorded as derivatives at their fair values.

Consolidated Obligations: As previously described, Consolidated Obligations are backed only by the financial resources of the FHLBanks. The joint and several liability Finance Agency regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal and interest on Consolidated Obligations for which another FHLBank is the primary obligor. No FHLBank has ever been asked or required to repay the principal or interest on any Consolidated Obligation on behalf of another FHLBank, and as of December 31, 2021, and through the filing date of this report, the FHLB does not believe that it is probable that it will be asked to do so.

The FHLB determined that it was not necessary to recognize a liability for the fair values of its joint and several obligation related to other FHLBanks' Consolidated Obligations at December 31, 2021, 2020, or 2019. The joint and several obligations are mandated by Finance Agency regulations and are not the result of arms-length transactions among the FHLBanks. The

FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several obligation.

Pledged Collateral. The FHLB may pledge securities, as collateral, related to derivatives. See Note 7 - Derivatives and Hedging Activities for additional information about the FHLB's pledged collateral and other credit-risk-related contingent features.

Legal Proceedings. From time to time, the FHLB is subject to legal proceedings arising in the normal course of business. The FHLB would record an accrual for a loss contingency when it is probable that a loss has been incurred and the amount could be reasonably estimated. After consultation with legal counsel, management does not anticipate that the ultimate liability and the range of reasonably possible losses, if any, arising out of any matters will have a material effect on the FHLB's financial condition or results of operations.

Note 17 - Transactions with Other FHLBanks

The FHLB notes all transactions with other FHLBanks on the face of its financial statements. Occasionally, the FHLB loans short-term funds to and borrows short-term funds from other FHLBanks. These loans and borrowings are transacted at then current market rates when traded. There were no such loans or borrowings outstanding at December 31, 2021, 2020 and 2019. The following table details the average daily balance of lending and borrowing between the FHLB and other FHLBanks for the years ended December 31.

Table 17.1 - Lending and Borrowing Between the FHLB and Other FHLBanks (in thousands)

	Average Daily Balances for the Years Ended December 31,
	2021	2020	2019
Loans to other FHLBanks	$—	$4,918	$2,877
Borrowings from other FHLBanks	137	137	137

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

There were no Consolidated Obligations transferred to the FHLB during the years ended December 31, 2021 or 2020. During the year ended December 31, 2019, the par amount of the liability on Consolidated Obligations transferred to the FHLB totaled (in thousands) $10,000. All such transfers were from the FHLBank of Boston. The net premiums associated with these transactions were (in thousands) $2,697 in 2019. The FHLB had no Consolidated Obligations transferred to other FHLBanks during these periods.

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

For financial statement purposes, the FHLB defines related parties as those members with more than 10 percent of the voting interests of the FHLB capital stock outstanding. Federal statute prescribes the voting rights of members in the election of both Member and Independent directors. For Member directorships, the Finance Agency designates the number of Member directorships in a given year and an eligible voting member may vote only for candidates seeking election in its respective state. For Independent directors, the FHLB's Board of Directors nominates candidates to be placed on the ballot in an at-large election. For both Member and Independent director elections, a member is entitled to vote one share of required capital stock, subject to a statutory limitation, for each applicable directorship. Under this limitation, the total number of votes that a member may cast is limited to the average number of shares of the FHLB's capital stock that were required to be held by all members in that state as of the record date for voting. Nonmember stockholders are not eligible to vote in director elections. Due to these statutory limitations, no member owned more than 10 percent of the voting interests of the FHLB at December 31, 2021 or 2020.

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

Transactions with Directors' Financial Institutions. In the ordinary course of its business, the FHLB provides products and services to members whose officers or directors serve as directors of the FHLB (Directors' Financial Institutions). Finance Agency regulations require that transactions with Directors' Financial Institutions be made on the same terms as those with any other member. The following table reflects balances with Directors' Financial Institutions for the items indicated below. The FHLB had no MBS or derivatives transactions with Directors' Financial Institutions at December 31, 2021 or 2020.

Table 18.1 - Transactions with Directors' Financial Institutions (dollars in millions)

	December 31, 2021		December 31, 2020
	Balance	% of Total (1)	Balance	% of Total (1)
Advances	$6,131	26.7%	$7,048	28.2%
MPP	166	2.2	159	1.7
Regulatory capital stock	393	15.7	467	17.6
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

Table 18.2 - Stockholders Holding Five Percent or more of Regulatory Capital Stock (dollars in millions)

	Regulatory Capital Stock		Advance	MPP Unpaid
December 31, 2021	Balance	% of Total	Principal	Principal Balance
U.S. Bank, N.A.	$186	7%	$3,272	$10
Third Federal Savings & Loan Association	163	6	3,179	29
Protective Life Insurance Company	143	6	2,800	—
Nationwide Life Insurance Company	143	6	2,702	—

	Regulatory Capital Stock		Advance	MPP Unpaid
December 31, 2020	Balance	% of Total	Principal	Principal Balance
U.S. Bank, N.A.	$288	11%	$4,273	$13
JPMorgan Chase Bank, N.A.	163	6	—	—
Third Federal Savings & Loan Association	137	5	3,443	42

Nonmember Affiliates. The FHLB has relationships with three nonmember affiliates, the Kentucky Housing Corporation, the Ohio Housing Finance Agency and the Tennessee Housing Development Agency. The FHLB had no investments in or borrowings to any of these nonmember affiliates at December 31, 2021 or 2020. The FHLB has executed standby bond purchase agreements with the Ohio Housing Finance Agency whereby the FHLB, for a fee, agrees as a liquidity provider if required, to purchase and hold the authority's bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bond according to a schedule established by the standby agreement. For the years ended December 31, 2021 and 2020, the FHLB was not required to purchase any bonds under these agreements.

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

Item 9A.    Controls and Procedures.

DISCLOSURE CONTROLS AND PROCEDURES

As of December 31, 2021, the FHLB's management, including its principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, these two officers each concluded that, as of December 31, 2021, the FHLB maintained effective disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that it files under the Exchange Act is (1) accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

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

The FHLB's management assessed the effectiveness of the FHLB's internal control over financial reporting as of December 31, 2021. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on its assessment, management of the FHLB determined that, as of December 31, 2021, the FHLB's internal control over financial reporting was effective based on those criteria.

The effectiveness of the FHLB's internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP (PwC), an independent registered public accounting firm, as stated in their report which is included in Item 8. Financial Statements and Supplementary Data.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the FHLB's internal control over financial reporting that occurred during the fourth quarter ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, the FHLB's internal control over financial reporting.

Item 9B.    Other Information.

Not applicable.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

NOMINATION AND ELECTION OF DIRECTORS

The Finance Agency authorized us to have a total of 17 directors: 10 Member directors and seven Independent directors. Three of our Independent directors are designated as Public Interest directors and all 17 directors are elected by our members.

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

DIRECTORS

The following table sets forth certain information (ages as of March 1, 2022) regarding each of our current directors.

Name	Age	Director Since	Expiration of Term as a Director	Independent or Member (State)
J. Lynn Anderson, Chair	58	2017 (1)	12/31/24	Independent (OH)
J. Wade Berry	52	2022	12/31/25	Member (KY)
Brady T. Burt	49	2017	12/31/24	Member (OH)
Greg W. Caudill	63	2014	12/31/25	Member (KY)
Kristin H. Darby	47	2021	12/31/24	Independent (TN)
Lewis Diaz (2)	43	2022	12/31/23	Independent (KY)
James A. England	70	2011	12/31/22	Member (TN)
Danny J. Herron	64	2022	12/31/25	Independent (TN)
Robert T. Lameier	69	2016	12/31/23	Member (OH)
Donald J. Mullineaux	76	2010	12/31/23	Independent (KY)
Michael P. Pell	58	2019	12/31/22	Member (OH)
Kathleen A. Rogers	56	2020	12/31/25	Member (OH)
Leslie Scott Spivey (3)	64	2022	12/31/22	Independent (OH)
William S. Stuard, Jr.	67	2011	12/31/22	Member (TN)
Nancy E. Uridil	70	2015	12/31/22	Independent (OH)
James J. Vance, Vice Chair	60	2017	12/31/24	Member (OH)
Jonathan D. Welty	52	2020	12/31/23	Member (OH)
(1)Ms. Anderson, an Independent director beginning in 2017, also served as a Member director from 2012-2016.
(2)Mr. Diaz was elected by the Board on November 18, 2021 to fill an Independent director vacancy. Mr. Diaz's term commenced on January 1, 2022 and will end on December 31, 2023 (what would have been the end of the unexpired term).
(3)Mr. Spivey was elected by the Board on November 18, 2021 to fill an Independent director vacancy. Mr. Spivey's term commenced on January 1, 2022 and will end on December 31, 2022 (what would have been the end of the unexpired term).

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

Mr. Berry has been the President and Chief Executive Officer of Farmers Bank & Trust Company, Marion, Kentucky, since 2011.

Mr. Burt has been the Senior Vice President and Chief Financial Officer of The Park National Bank, Newark, Ohio, a subsidiary of Park National Corporation, since December 2012. He also serves as the Secretary, Treasurer, and Chief Financial Officer of Park National Corporation.

Mr. Caudill has served on the Board of Directors of Farmers National Bank, Danville, Kentucky since 1996. Previously, Mr. Caudill was the Chief Executive Officer of Farmers National Bank from December 2002 to December 2020. He also served as the President of Farmers National Bank from December 2002 until April 2016.

Mr. England has been the Chairman of Decatur County Bank, Decaturville, Tennessee since 1990. He also served as the Chief Executive Officer of Decatur County Bank from 1990 to 2013.

Mr. Lameier has been the Chief Executive Officer and a director of Miami Savings Bank, Miamitown, Ohio since 1993. He also served as the President of Miami Savings Bank from 1993 to February 2022.

Mr. Pell has been the President and Chief Executive Officer of First State Bank, Winchester, Ohio since March 2006.

Ms. Rogers has been the Executive Vice President, Chief Finance Data Officer and Chief Finance Administrative Officer of U.S. Bank, N.A., Cincinnati, Ohio since February 2022. Previously, she was the Executive Vice President, Director of Capital Stress Testing and Financial Systems of U.S. Bank, N.A., from August 2016 to August 2021 when she moved to the Transformation Office until moving to her current role as mentioned above. She also served as the Vice Chairman and Chief Financial Officer of U.S. Bancorp from January 2015 to August 2016.

Mr. Stuard has been the Chairman of F&M Bank, Clarksville, Tennessee, since January 2016 and the President and Chief Executive Officer of F&M Bank since January 1991.

Mr. Vance has been the Senior Vice President and Co-Chief Investment Officer of Western-Southern Life Assurance Company and related subsidiaries (Cincinnati, Ohio) since October 2020. Previously, he served as the Senior Vice President and Treasurer of Western-Southern Life Assurance Company and related subsidiaries from March 2016 to October 2020 and as the Vice President and Treasurer from 1999 to March 2016.

Mr. Welty has been the President of Ohio Capital Finance Corporation (OCFC), Columbus, Ohio since August 2019 and the Executive Vice President of Ohio Capital Corporation for Housing (OCCH), an affiliate of OCFC, since November 2020. Prior to serving as the President of OCFC, Mr. Welty served as an Executive Director from January 2010 to August 2019 and as the Vice President of OCCH from May 2000 until November 2020.

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

Ms. Anderson served as the President of Nationwide Bank from November 2009 to March 2016. Prior to retiring, she served as the Senior Vice President-Member Solutions Integration for Nationwide Mutual Insurance Company from March 2016 to December 2016. Ms. Anderson is a Certified Public Accountant and has over 10 years of experience serving on the board of National Church Residences, a leading national non-profit provider of senior housing. Ms. Anderson's leadership positions within the banking and insurance industries contribute skills to the Board in the areas of auditing and accounting, operations and corporate governance. In addition, her non-profit housing experience provides public interest viewpoints that connect to the FHLB's mission.

Ms. Darby has been the Chief Information Officer at U.S. Medical Management since January 2022, and a Strategic Technology Advisor at KHD Consulting since August 2021. Prior to that, Ms. Darby served as the Chief Information Officer of Envision Healthcare from November 2018 to July 2021, and was the Chief Information Officer of Cancer Treatment Centers of America from April 2014 to November 2018. Ms. Darby is a Certified Public Accountant and Certified Fraud Examiner. Having served as a technology leader at a large public organization, Ms. Darby offers the Board comprehensive knowledge on technology strategy and operations, and digital and cybersecurity.

Mr. Diaz has been a Partner at the law firm of Dinsmore & Shohl, LLP since April 2014 where he concentrates his practice on affordable housing and traditional governmental finance. Mr. Diaz also served from 2002 to 2008 in multiple capacities, including Program Counsel and interim Chief Council, at the Kentucky Housing Corporation, the state’s housing finance agency. Mr. Diaz contributes a diverse skill set to the Board including public interest representation, public and private housing development, legal expertise and complex financing structures to support affordable housing.

Mr. Herron has been the President and Chief Executive Officer of Habitat for Humanity of Greater Nashville since 2010. Previously, he was the President and Chief Executive Officer of Cumberland Bank, Franklin, Tennessee from 1993 to 2007. He has also served as a member of the FHLB’s Advisory Council since 2014 and was Council Chair from 2019 to 2020. Mr. Herron’s years of experience in non-profit housing development and community banking brings insight to the Board that contributes to the FHLB’s vision of helping members achieve business success and enhance communities.

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

Mr. Spivey has been the Senior Vice President, Chief Financial Officer of First Student, Inc. since January 2015. Previously, he was the Senior Vice President of Finance of CHEP Global Pallets from 2013 to 2014 and the Senior Vice President, Chief Financial Officer of CHEP Americas from 2008 to 2013. Mr. Spivey has extensive experience in financial operations across multiple industries ranging from transportation and logistics to telecommunications and packaged goods. Mr. Spivey contributes private sector strategic financial leadership and diversity of perspective to the Board.

Ms. Uridil has more than 18 years of experience as a Senior Vice President of $1 billion to $6 billion global businesses (consumer packaged goods, cosmetics, durables) creating and delivering corporate and functional strategies. Specifically, she was the Senior Vice President of Global Operations for Moen Incorporated from 2005 to 2014, Senior Vice President at Estée Lauder Cos from 2000 to 2005 and Senior Vice President at Mary Kay, Inc. from 1996 to 2000. Ms. Uridil served on the Board of Directors of Flexsteel Industries, Inc. (Nasdaq: FLXS) from 2010 to 2019, where she served on the Compensation Committee and led the Governance Committee. Ms. Uridil has extensive experience in strategy, expense and capital management, merger and acquisition integration and sourcing. Ms. Uridil's qualifications and insight provide valuable skills to the Board in the important areas of personnel, compensation, information technology and operations.

EXECUTIVE OFFICERS

The following table sets forth certain information (ages as of March 1, 2022) regarding our executive officers.

Name	Age	Position	Employee of the FHLB Since
Andrew S. Howell	60	President and Chief Executive Officer	1989
Stephen J. Sponaugle	59	Executive Vice President, Chief Financial Officer	1992
R. Kyle Lawler	64	Executive Vice President, Chief Business Officer	2000
Roger B. Batsel	50	Executive Vice President, Chief Operating Officer	2014
Damon v. Allen	51	Senior Vice President, Housing and Community Investment Officer	1999
J. Christopher Bates	46	Senior Vice President, Chief Accounting Officer	2005
James C. Frondorf	44	Senior Vice President, Chief Credit Officer	2001
Tami L. Hendrickson	61	Senior Vice President, Treasurer	2006
Bridget C. Hoffman	45	Senior Vice President, General Counsel	2018
Amy L. Konow	47	Senior Vice President, Chief Audit Executive	2020
Karla M. Russo	53	Senior Vice President, Chief Human Resources and Inclusion Officer	2014
Daniel A. Tully	44	Senior Vice President, Chief Risk and Compliance Officer	2006

Mr. Howell became the President and Chief Executive Officer in June 2012. Previously, he served as the Executive Vice President, Chief Operating Officer since January 2008.

Mr. Sponaugle became the Executive Vice President, Chief Financial Officer in January 2018. Previously, he served as the Executive Vice President, Chief Risk and Compliance Officer since January 2017.

Mr. Lawler became the Executive Vice President, Chief Business Officer in August 2012. Previously, he served as the Senior Vice President, Chief Credit Officer since May 2007.

Mr. Batsel became the Executive Vice President, Chief Operating Officer in January 2020. Previously, he served as the FHLB's Senior Vice President, Chief Information and Operations Officer since July 2018. Mr. Batsel also served as the FHLB's Senior Vice President, Chief Information Officer since January 2014.

Mr. Allen became the Senior Vice President, Housing and Community Investment Officer in January 2012. Previously, he served as the FHLB's Vice President and Community Investment Officer since July 2011.

Mr. Bates became the Senior Vice President, Chief Accounting Officer in January 2015. Previously, he served as the FHLB's Vice President, Controller since January 2013.

Mr. Frondorf became the Senior Vice President, Chief Credit Officer in June 2021 after serving as the Senior Vice President, Assistant Chief Credit Officer since January 2021. Prior to that, he served as the FHLB’s First Vice President, Credit Services since January 2018. Mr. Frondorf also served as the FHLB’s Vice President, Credit Services since January 2014.

Ms. Hendrickson became the Senior Vice President, Treasurer in January 2015. Previously, she served as the FHLB's Vice President, Treasurer since January 2010.

Ms. Hoffman became the Senior Vice President, General Counsel in May 2018. Previously, she was a partner of the law firm Taft Stettinius & Hollister LLP from January 2011 to May 2018.

Ms. Konow became the Senior Vice President, Chief Audit Executive in July 2020. Previously, she was the Chief Financial Officer at Landrum & Brown, Inc. from November 2019 to June 2020 and the Vice President, Accounting and Finance from April 2018 to November 2019. Prior to that, she served as the Vice President, Operations - Financial Institutions Division at American Modern Insurance Group from November 2013 to February 2018.

Ms. Russo became the Senior Vice President, Chief Human Resources and Inclusion Officer in January 2022. Previously, she served as the FHLB's First Vice President, Human Resources and Office of Minority and Woman Inclusion (OMWI) Officer since January 2018. Prior to that, she served as the FHLB's Vice President, Human Resources and OMWI Officer since March 2015.

Mr. Tully became the Senior Vice President, Chief Risk and Compliance Officer in April 2020. Previously, he served as the Senior Vice President, Assistant Chief Risk and Compliance Officer since January 2020. Prior to that, he served as the FHLB's First Vice President, Assistant Chief Risk and Compliance Officer since July 2018. Mr. Tully also served as the FHLB's First Vice President, Financial and Market Risk Analysis since January 2018 and as the Vice President, Financial and Market Risk Analysis since 2014.

All officers are appointed annually by our Board of Directors.

AUDIT COMMITTEE FINANCIAL EXPERT

The Board of Directors has determined (1) that Mr. Brady T. Burt, Chair of the Audit Committee, and Committee member Mr. Leslie Scott Spivey, have the relevant accounting and related financial management expertise, and therefore are qualified, to serve as the Audit Committee financial experts within the meaning of the regulations of the SEC and (2) that each is independent under SEC Rule 10A-3(b)(1). Mr. Burt is a Certified Public Accountant and his experience has principally been in the accounting and finance disciplines within the financial industry, and has included managing various accounting functions. Mr. Spivey's experience has principally been in the finance disciplines crossing multiple industries. For additional information regarding the independence of the directors of the FHLB, see Item 13. Certain Relationships and Related Transactions, and Director Independence.

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

Item 11.     Executive Compensation.

2021 COMPENSATION DISCUSSION AND ANALYSIS

The following provides discussion and analysis regarding our compensation program for executive officers for 2021, and in particular our Named Executive Officers. Named Executive Officers for 2021 were: Andrew S. Howell, President and Chief Executive Officer (CEO); Stephen J. Sponaugle, Executive Vice President, Chief Financial Officer; R. Kyle Lawler, Executive Vice President, Chief Business Officer; Roger B. Batsel, Executive Vice President, Chief Operating Officer and Bridget C. Hoffman, Senior Vice President, General Counsel.

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

Finance Agency Oversight - Executive Compensation

The Director of the Finance Agency is required by regulation to prohibit an FHLBank from paying compensation to its executive officers that is not reasonable and comparable to that paid for employment in similar businesses involving similar duties and responsibilities. Finance Agency rules direct the FHLBanks to provide all compensation actions affecting their Named Executive Officers to the Finance Agency for review. Accordingly, following our Board's November 2021 and January 2022 meetings, we submitted the 2022 base salaries as well as incentive payments earned for 2021 for the Named Executive Officers to the Finance Agency. At this time, we do not expect the regulatory requirements to have a material impact on our executive compensation programs.

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

In setting 2021 and 2022 compensation, we primarily relied upon information from the McLagan Custom Survey. It encompasses information relating to the prior year's compensation from mortgage banks, commercial financial institutions that typically have assets of less than $20 billion, and other FHLBanks. However, we believe the positions at other FHLBanks generally are more directly comparable to ours given the unique nature of the FHLBank System. The FHLBanks share the same public policy mission, interact routinely with each other, and share a common regulator and regulatory constraints, including the need for Finance Agency review of all compensation actions affecting executive officers. However, there are significant differences across the FHLBank System, including the sizes of the various FHLBanks, the complexity of their operations, their organizational and cost structures and the types of compensation packages offered. Thus, we do not and, as a practical matter could not, calculate compensation packages for our Named Executive Officers based solely on comparisons to the other FHLBanks.

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

Elements of Total Compensation Program

The following table summarizes all compensation to our Named Executive Officers for the years ended December 31, 2021, 2020 and 2019. Discussion of each component follows the table.
Summary Compensation Table

Name and Principal Position	Year	Salary(1)	Non-Equity Incentive Plan Compensation(2)	Change in Pension Value & Non-Qualified Deferred Compensation Earnings(3)	All Other Compensation(4)	Total
Andrew S. Howell	2021	$948,462	$779,309	$964,000	$36,993	$2,728,764
President and CEO	2020	947,115	785,578	3,225,000	36,097	4,993,790
	2019	939,615	779,698	3,457,000	37,044	5,213,357

Stephen J. Sponaugle	2021	451,969	292,092	428,000	17,400	1,189,461
Executive Vice President-	2020	442,475	292,190	1,435,000	17,100	2,186,765
Chief Financial Officer	2019	419,250	259,314	1,377,000	16,800	2,072,364

R. Kyle Lawler	2021	480,746	303,203	523,000	17,400	1,324,349
Executive Vice President-	2020	467,423	304,168	994,000	17,100	1,782,691
Chief Business Officer	2019	440,577	303,275	994,000	16,800	1,754,652

Roger B. Batsel	2021	373,000	228,101	80,000	17,400	698,501
Executive Vice President-	2020	368,000	230,116	131,000	17,100	746,216
Chief Operating Officer	2019	341,000	205,659	88,000	16,406	651,065

Bridget C. Hoffman (5)	2021	374,783	175,953	55,000	9,351	615,087
Senior Vice President-
General Counsel
(1)Includes excess accrued vacation benefits automatically paid in accordance with established policy (applicable to all employees), which for 2021 were as follows: Mr. Howell, $48,462; Mr. Sponaugle, $25,969; Mr. Lawler, $38,746 and Ms. Hoffman, $7,783.
(2)    Amounts shown for 2021 reflect total payments pursuant to the current portion of the 2021 Incentive Plan and the deferred portion of the 2018 Incentive Plan (2019 - 2021 performance period), as follows.

Name	2021 Incentive Plan (current incentive)	2018 Incentive Plan (three-year deferred incentive)	Total
Andrew S. Howell	$363,636	$415,673	$779,309
Stephen J. Sponaugle	137,698	154,394	292,092
R. Kyle Lawler	142,870	160,333	303,203
Roger B. Batsel	120,566	107,535	228,101
Bridget C. Hoffman	103,798	72,155	175,953
(3)    Represents change in the actuarial present value of accumulated pension benefits only, which is primarily dependent on changes in interest rates, years of benefit service and salary. See "Retirement Benefits" and "2021 Pension Benefits" for additional information.
(4)    Amounts represent matching contributions to the qualified defined contribution pension plan in 2021. For Mr. Howell, 2021 also includes perquisites totaling $19,593, which consisted of personal use of an FHLB-owned vehicle, premiums for an Executive long-term disability plan, guest travel expenses and an airline program membership. The value of perquisites are based on the actual cash cost.
(5)    Ms. Hoffman's 2019 and 2020 compensation amounts are not included as she was not a Named Executive Officer in those years.

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

For each of the current Named Executive Officers other than the CEO, total salary increases for 2021, including merit, market, and promotional adjustments, ranged from 0.91 percent to 1.38 percent. These increases were based on the CEO's recommendation for each executive, which took into consideration market data, and expected business trends. The smaller salary increases for 2021 reflected continued uncertainty regarding the pandemic and economic conditions, and the expected reduced demand for Advances from many of our members given the elevated levels of liquidity in the financial markets and deposits held at member institutions. Mr. Howell declined the salary increase for 2021 approved by the Committee, which was based on competitive market analysis and the Committees' appraisals of his performance during the year.

In October 2021, the Committee recommended and the Board approved a 4.25 percent salary increase pool for 2022 for all employees, comprised of 3.00 percent for merit increases and 1.25 percent for market and promotional adjustments. Using the same process as described above, in November 2021, the Committee recommended, and the Board approved, the following 2022 base salaries and percent increases for the Named Executive Officers: Mr. Howell, $930,000 (3.33 percent); Mr. Sponaugle, $438,000 (2.82 percent); Mr. Lawler, $452,000 (2.26 percent); Mr. Batsel, $384,000 (2.95 percent); and Ms. Hoffman, $378,000 (3.00 percent). In December 2021, we were informed that the Finance Agency had completed its review and did not object to the Board-approved compensation actions affecting the Named Executive Officers in 2022.

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

The total incentive award opportunities for the 2021 plan year stated as a percentage of base salary were as follows:

	Incentive Opportunity
Name	Threshold	Target	Maximum
Andrew S. Howell	50.0%	75.0%	100.0%
Stephen J. Sponaugle	40.0	60.0	80.0
R. Kyle Lawler	40.0	60.0	80.0
Roger B. Batsel	40.0	60.0	80.0
Bridget C. Hoffman	35.0	52.5	70.0

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

Fifty percent of the total opportunity for the Incentive Plan is awarded in cash following the plan year (current incentive award) and 50 percent is mandatorily deferred for three years after the end of the Plan year (deferred incentive award). The deferred incentive awards earned from 2019 - 2021 were based on the safety and soundness metric, which is tied to our market capitalization ratio defined as the market value of total capital divided by the par value of capital stock. The market capitalization ratio is measured as the simple average at 36 month ends in the three-year performance period using the base-case interest rate and business environment used in reports to the Board at each month end. If our market capitalization ratio is greater than 100 percent during the deferred performance period, the final value will be 100 percent of the deferred award plus interest based on the annual interest rates applicable to the qualified defined benefit plan. No payment would be made for the deferred incentive award if the market capitalization ratio, calculated as noted above, was less than 100 percent for the three-year deferral period.

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

2021 Incentive Plan. For calendar year 2021, the Board approved a total of seven performance measures in the functional areas of Franchise Value Promotion, Mission Asset Activity and Stockholder Risk/Return. The mix of financial and non-financial goals measures performance across our mission and corporate objectives and is intended to discourage unnecessary or excessive risk-taking. Because we consider risk management to be an essential component in the achievement of our mission and corporate objectives, the goals below include a separate risk-related metric.

At its January 2022 meeting, following certification of the 2021 performance results and in accordance with those results, the Board authorized the distribution to the Named Executive Officers of the current awards shown in Note 2 to the Summary Compensation Table. For the 2021 plan year, we cumulatively achieved approximately 81 percent of the available maximum incentive opportunity. This was lower than the 88 percent overall performance achieved for 2020 primarily due to not meeting the target performance level for two of the seven goals in 2021.

The following table presents the incentive weights, threshold, target and maximum performance levels, and the actual results achieved for the 2021 Incentive Plan performance measures for all Named Executive Officers.

2021 Incentive Plan Performance Levels and Results

(Dollars in thousands)
	Incentive Weight	Threshold Performance	Target Performance	Maximum Performance	Results Achieved
Franchise Value Promotion
1) Mission Outreach	10.0%	90	100	120	117
2) Mission Asset Participation	15.0	65%	72%	80%	72%
3) Diversity and Inclusion Strategic Plan Achievement	5.0	Pass 6 of 11 metrics	Pass 8 of 11 metrics	Pass all 11 metrics and exceed goals on 3 by 5%	10 pass and 4 exceeded by 5%
Mission Asset Activity
4) Average Advance Balances for Members with Assets of $50 billion or Less	15.0	$12,000,000	$16,000,000	$22,000,000	$14,436,762
5) Community Financial Institutions Participation in the Mortgage Purchase Program	15.0	700,000	900,000	1,600,000	890,607
Stockholder Risk/Return
6) Decline in Market Value of Equity	20.0
+200 bps		< 7%	< 6%	< 4%	(4.4)%
-100 bps		< 4%	< 3%	< 1%	(0.5)%
7) Profitability-Available Earnings vs. Average Short-term Rates (3-month LIBOR and Federal funds effective)	20.0	25 bps	150 bps	250 bps	154 bps

During 2021, the Board, the Committee and the CEO periodically reviewed the Incentive Plan goals presented above to determine progress toward the goals. Although the Board and the CEO discussed various external factors that were affecting achievement of the performance measures, the Board did not take any actions to revise or change the Incentive Plan goals.

2022 Incentive Plan. At its January 2022 meeting, the Board finalized and approved the 2022 Incentive Plan goals, the incentive weights and the performance measures corresponding to each Incentive Plan goal and award opportunity for the 2022 Incentive Plan. After that meeting, the 2022 Incentive Plan was sent to the Finance Agency and we received notification of the completion of their review and non-objection in February 2022. The 2022 Incentive Plan goals for our executives are set forth below.

2022 Incentive Plan Goals

Franchise Value Promotion
Diversity and Inclusion Strategic Plan Achievement	Weight: 10.0%
Strategic Initiatives	Weight: 15.0%
Mission Assets and Activities
Mission Assets and Activities Participation	Weight: 15.0%
Core Mission Assets and Activities Ratio	Weight: 20.0%
Stockholder Risk/Return
Decline in Market Value of Equity	Weight: 20.0%
Profitability - Available Earnings vs. Average Short-term Rates (SOFR and Federal funds effective)	Weight: 20.0%

As reflected above, the Board decided to keep four of the 2022 goals the same as those in 2021 although the weighting of one goal and some of the performance metric calculations have been adjusted. Within the Franchise Value Promotion category, a prior goal based on mission outreach participation was removed, and a new goal, related to the completion of certain objectives tied to our Strategic Business Plan, was added. Additionally, two prior goals related to average Advances and Mortgage Purchase Program volumes were replaced by a goal connected to the core mission assets and activities ratio. Finally, SOFR replaced the 3-month LIBOR component in the Profitability goal calculation. In setting the performance measures for the 2022 Incentive Plan, the Board reviewed the results against target for 2021 and considered relevant aspects of our financial outlook for 2022 including the expected interest rate environment and reduced member demand for Advances.The Board also considered opportunities to increase mission asset participation by members that are a focus for strategic initiatives.

Three-Year Deferred Incentive Awards. During 2021, the Board, the Committee and the CEO periodically reviewed progress toward the deferred plan safety and soundness metric for each ongoing performance period. At its January 2022 meeting, following certification of the performance results for the deferred portion of the 2018 Incentive Plan (2019 - 2021 performance period) and in accordance with those results, the Board authorized the distribution of payments to eligible officers including the Named Executive Officers. Cumulatively, our market capitalization ratio was greater than 100 percent during the 2019 - 2021 performance period. As a result, the final value will be 100 percent of the deferred award plus interest based on the annual interest rates applicable to the qualified defined benefit plan. The deferred payments for the 2019 - 2021 performance period are shown in Note 2 to the Summary Compensation Table.

As described above, the deferred portion of the 2021 Incentive Plan (2022 - 2024 performance period) is based on a safety and soundness metric tied to the market capitalization ratio as defined in the 2022 Incentive Plan. If our market capitalization ratio is greater than 100 percent during the 2022 - 2024 performance period, the final value will be 100 percent of the deferred award plus interest based on the annual interest rates applicable to the qualified defined benefit plan.

Non-Equity Incentive Plan Compensation Grants
The following table provides information on grants made under our Incentive Plans.

Grants of Plan-Based Awards

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards
Name	Grant Date (1)	Threshold	Target	Maximum
Andrew S. Howell	December 16, 2021	$465,000	$697,500	$930,000
Stephen J. Sponaugle	December 16, 2021	175,200	262,800	350,400
R. Kyle Lawler	December 16, 2021	180,800	271,200	361,600
Roger B. Batsel	December 16, 2021	153,600	230,400	307,200
Bridget C. Hoffman	December 16, 2021	132,300	198,450	264,600
(1)Awards granted on this date are for the 2022 Incentive Plan.

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

Prior to July 1, 2021, the benefit formula for employees hired before January 1, 2006, which includes Messrs. Howell, Sponaugle, and Lawler, was 2.50 percent for each year of benefit service multiplied by the highest three-year average compensation. Compensation was defined as base salary, excess accrued vacation benefits and annual incentive compensation, and excludes any deferred incentive payments. In the event of retirement prior to attainment of age 65, a reduced pension benefit was payable under the plan, with payments commencing as early as age 45.

For employees who were hired after January 1, 2006, which includes Mr. Batsel and Ms. Hoffman, the benefit formula was 1.25 percent for each year of benefit service multiplied by the highest five-year average compensation. Beginning in 2006 through the end of 2017, compensation was defined as base salary only and excluded all other forms of compensation. Beginning January 1, 2018, compensation is defined as base salary, excess accrued vacation benefits (if applicable) and annual incentive compensation, and excludes any deferred incentive payments. In addition, the plan provided for a reduced pension benefit in the event of retirement prior to attainment of age 65 with payment commencing as early as age 55 if the participant had 10 years or more of service.

Effective July 1, 2021, the Pentegra DB plan design that applies to future benefits for all employees was adjusted. The revised benefit formula is 1.25 percent for each year of benefit service multiplied by the highest five-year average compensation. The plan maintains the reduced benefit for those retiring before age 65 and extends early retirement eligibility for all employees to as early as age 45 with 10 years of service. To offset future benefit losses, employees hired prior to January 1, 2006 will receive a transitional service credit in the form of an annual contribution to their Defined Contribution account. The contribution will be equal to 10 percent of their eligible pension income up to the IRS maximum. The annual contribution will continue for five years. Employees must be employed for the full plan year to receive the transition contribution for that year.

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

2021 Pension Benefits

Name	Plan Name	Number of Years Credited Service (1)	Present Value (2) of Accumulated Benefits
Andrew S. Howell	Pentegra DB	31.50	$3,143,000
	DB/BEP	31.50	14,583,000

Stephen J. Sponaugle	Pentegra DB	28.33	3,069,000
	DB/BEP	28.33	3,576,000

R. Kyle Lawler	Pentegra DB	20.50	2,540,000
	DB/BEP	20.50	3,165,000

Roger B. Batsel	Pentegra DB	6.92	265,000
	DB/BEP	6.92	141,000

Bridget C. Hoffman	Pentegra DB	2.58	91,000
	DB/BEP	2.58	55,000
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

Fringe Benefits and Perquisites
Executive officers are eligible to participate in the traditional fringe benefit plans made available to all other employees, including participation in the retirement plans, medical, dental and vision insurance program and group term life and standard long term disability (LTD) insurance plans, as well as short-term disability coverage and paid time off. Executives participate in our subsidized medical, dental and vision insurance and group term life and standard LTD insurance programs on the same basis and terms as all of our employees. However, executives are required to pay higher premiums for medical coverage. Executive officers also receive on-site parking at our expense.

During 2021, the CEO was also provided with an FHLB-owned vehicle for his business and personal use, along with the operating expenses associated with the vehicle. An executive officer's personal use of an FHLB-owned vehicle, including use for the daily commute to and from work, is reported as a taxable fringe benefit. In addition to the standard LTD insurance plan provided to all employees, Named Executive Officers may elect to receive additional LTD coverage. The premiums the FHLB pays for the additional LTD coverage are considered a taxable fringe benefit. Additionally, with prior approval, our current Travel Policy permits a guest to accompany an executive officer on authorized business trips. Executive officers are reimbursed for transportation and other related expenses associated with their guest's travel. Such reimbursements are reported as a taxable fringe benefit.

The perquisites provided to an executive officer represent a small fraction of annual compensation. During 2021, perquisites totaled $19,593 for Mr. Howell, as shown in the Summary Compensation Table. Perquisites did not individually or collectively exceed $10,000 for any other Named Executive Officers and are therefore excluded from the Summary Compensation Table.

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
The following table presents the total amounts that would be payable to our Named Executive Officers if their employment had terminated as of December 31, 2021.

Total Potential Payment Upon Termination (1)

Separation Event	Andrew S. Howell	Stephen J. Sponaugle	R. Kyle Lawler	Roger B. Batsel	Bridget C. Hoffman
Involuntary termination for Cause	$—	$—	$—	$—	$—
Voluntary resignation not due to a Change in Control or resignation without Good Reason due to a Change in Control (2)	131,538	36,251	55,250	8,414	20,467
Involuntary termination without Cause not due to a Change in Control (3)	581,538	249,251	276,250	194,914	142,801
Involuntary termination without Cause due to a Change in Control or resignation for Good Reason due to a Change in Control (4)	4,773,283	1,505,459	1,578,858	1,306,251	1,072,039
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
(4)Named Executive Officers would receive payment as follows:

Component	Andrew S. Howell	Stephen J. Sponaugle	R. Kyle Lawler	Roger B. Batsel	Bridget C. Hoffman
Salary	$2,250,000	$745,500	$773,500	$652,750	$550,500
Incentive compensation	1,687,500	447,300	464,100	391,650	289,013
Other (a)	835,783	312,659	341,258	261,851	232,526
Total	$4,773,283	$1,505,459	$1,578,858	$1,306,251	$1,072,039
(a)    Includes accrued annual incentive compensation from the current year, accrued vacation benefits, outplacement assistance and health care coverage.

COMPENSATION COMMITTEE REPORT

The Committee has furnished the following report for inclusion in this Annual Report on Form 10-K:
The Committee has reviewed and discussed the 2021 Compensation Discussion and Analysis set forth above with the FHLB's management. Based on such review and discussions, the Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

J. Lynn Anderson (Chair)
Lewis Diaz
James A. England
Robert T. Lameier
Donald J. Mullineaux
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

The annual maximum base fee did not change from 2021 to 2022. The following table sets forth the maximum base fees for 2021 and 2022:

	2021	2022
	Maximum Base Fees	Maximum Base Fees
Chair	$145,000	$145,000
Vice Chair	125,500	125,500
Other members	110,000	110,000

In addition to the base fees, annual fees are paid to the Audit Committee Chair and Other Committee Chairs of $15,500 and $12,500, respectively. These fees are subject to certain attendance requirements.

During 2021, total directors' fees and travel expenses incurred were $1,998,500 and $104,954, respectively.

With prior approval, our Travel Policy permits a guest to accompany a director on authorized business trips. We reimburse the transportation and other related expenses associated with the guest's travel, subject to certain limitations, which are reported as a taxable fringe benefit. Given our shift to substantially all virtual meetings due to the COVID-19 pandemic, there was only one director that received reimbursement for guest travel expenses in 2021. These expenses did not exceed $10,000 and, therefore, are excluded from the Directors Compensation Table below.

The following table sets forth the fees earned by each director for the year ended December 31, 2021.

2021 Directors Compensation Table

Name	Fees Earned or Paid in Cash
J. Lynn Anderson, Chair	$145,000
Grady P. Appleton	110,000
April Miller Boise	110,000
Brady T. Burt	125,500
Greg W. Caudill	110,000
Kristin H. Darby	110,000
James A. England, Vice Chair	125,500
Robert T. Lameier	110,000
Donald J. Mullineaux	122,500
Michael P. Pell	110,000
Kathleen A. Rogers	110,000
Charles J. Ruma	122,500
David E. Sartore	122,500
William S. Stuard, Jr.	122,500
Nancy E. Uridil	122,500
James J. Vance	110,000
Jonathan D. Welty	110,000
Total	$1,998,500

The following table summarizes the total number of board meetings and meetings of its designated committees held in 2020 and 2021.

	Number of Meetings Held
Meeting Type	2020	2021
Board Meeting	9	8
Audit Committee	11	11
Risk Committee	6	6
Business and Operations Committee	5	5
Governance	6	7
Housing and Community Development Committee	4	4
Human Resources, Compensation and Inclusion Committee	6	6

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Committee is charged with responsibility for the FHLB's compensation policies and programs. None of the 2021 or 2022 Committee members are or previously were officers or employees of the FHLB. Additionally, none of the FHLB's executive officers served or serve on the board of directors or the compensation committee of any entity whose executive officers served on the Committee or Board of Directors. This Committee was and is composed of the following members:

2021	2022
Donald J. Mullineaux (Chair)	J. Lynn Anderson (Chair)
Grady P. Appleton	Lewis Diaz
James A. England	James A. England
Robert T. Lameier	Robert T. Lameier
Nancy E. Uridil	Donald J. Mullineaux
Nancy E. Uridil

PAY RATIO

As required by the Dodd-Frank Act, information about the 2021 total compensation for our median employee and the President and CEO, Mr. Howell, is as follows:

▪the median of the annual total compensation of all of our employees (other than the CEO) was $117,953; and
▪the annual total compensation of the CEO, as reported in the Summary Compensation Table, was $2,728,764.

Based on this information, for 2021, the ratio of the annual total compensation of the CEO to the median of the annual total compensation of all employees was 23 to 1.

The median employee was identified in 2020. To identify the median employee, we compared the compensation of all full-time and part-time employees who were employed as of December 15, 2020. We annualized the compensation of employees who were hired in 2020 but did not work for us the entire fiscal year. This compensation measure, which was consistently applied to all employees, included base salary, overtime pay and incentive compensation that was all payable in cash.
We have updated the median employee's compensation for 2021, which includes base salary, excess accrued vacation benefits, incentive compensation, matching contributions to the qualified defined contribution pension plan, and the value of such employee’s pension benefits. The value of the median employee's pension benefits represents only the change in the actuarial present value of accumulated pension benefits, which is primarily dependent on changes in interest rates, years of benefit service and salary. With respect to the annual total compensation of the CEO, we used the amount reported in the “Total” column of our 2021 Summary Compensation Table.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We have one class of capital stock, Class B Stock, all of which is owned by our current and former member institutions. Individuals, including directors and officers of the FHLB, are not permitted to own our capital stock. Therefore, we have no equity compensation plans.

The following table lists institutions holding five percent or more of outstanding capital stock at February 28, 2022 and includes any known affiliates that are members of the FHLB:

(Dollars in thousands)
		Capital	Percent of Total	Number
Name	Address	Stock	Capital Stock	of Shares
The Huntington National Bank	41 South High Street Columbus, OH 43215	$838,018	23%	8,380,180
U.S. Bank, N.A.	425 Walnut Street Cincinnati, OH 45202	438,336	12	4,383,360

The following table lists capital stock outstanding as of February 28, 2022 held by member institutions that have an officer or director who serves as a director of the FHLB:

(Dollars in thousands)
		Capital	Percent of Total
Name	Address	Stock	Capital Stock
U.S. Bank, N.A.	425 Walnut Street Cincinnati, OH 45202	$438,336	12.2%
Western & Southern Financial Group (1)	400 Broadway Street Cincinnati, OH 45202	183,231	5.1
The Park National Bank	50 North Third Street Newark, OH 43058	13,413	0.4
F&M Bank	50 Franklin Street Clarksville, TN 37040	4,998	0.1
Farmers Bank & Trust Company	201 South Main Street Marion, KY 42064	2,389	0.1
Farmers National Bank	304 West Main Street Danville, KY 40422	2,274	0.1
First State Bank	19230 State Route 136 Winchester, OH 45697	1,617	0.0
Miami Savings Bank	8008 Ferry Street Miamitown, OH 45041	1,098	0.0
Decatur County Bank	56 North Pleasant Street Decaturville, TN 38329	646	0.0
Ohio Capital Finance Corporation	88 East Broad Street, Suite 1800 Columbus, OH 43215	155	0.0
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

Our capital stock is not permitted to be publicly traded and is not listed on any stock exchange. Therefore, we are not governed by stock exchange rules relating to director independence. If we were so governed, arguably none of our industry directors, who are elected by our members, would be deemed independent because all are directors and/or officers of members that do business with us. Messrs. Diaz, Herron, Mullineaux and Spivey and Mses. Anderson, Darby and Uridil, our seven non-industry directors, have no material transactions, relationships or arrangements with the FHLB other than in their capacity as directors. Therefore, our Board of Directors has determined that each of them is independent under the independence standards of the New York Stock Exchange.

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

We believe these policies are effective in bringing to the attention of management and the Board any non-ordinary course transactions that require Board review and approval and that all such transactions since January 1, 2021 have been so reviewed and approved.

Item 14.    Principal Accountant Fees and Services.

The following table sets forth the aggregate fees billed to the FHLB for the years ended December 31, 2021 and 2020 by its independent registered public accounting firm, PwC:

	For the Years Ended
(In thousands)	December 31,
	2021	2020
Audit fees	$774	$745
Audit-related fees	91	98
Tax fees	—	—
All other fees	1	2
Total fees	$866	$845
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

In 2021, all other fees were for the annual license of a disclosure compliance checklist. In 2020, all other fees were for the annual license of accounting research software and a disclosure compliance checklist.

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

The FHLB paid additional fees to PwC in the form of assessments paid to the Office of Finance. The FHLB is assessed its proportionate share of the costs of operating the Office of Finance, which includes the expenses associated with the annual audits of the combined financial statements of the FHLBanks. These assessments, which totaled $47,000 and $49,000 in 2021 and 2020, respectively, are not included in the table above.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a)Financial Statements. The following financial statements of the Federal Home Loan Bank of Cincinnati, set forth in Item 8. Financial Statements and Supplementary Data above, are filed as a part of this registration statement.

Report of Independent Registered Public Accounting Firm (PCAOB ID 238)
Statements of Condition as of December 31, 2021 and 2020
Statements of Income for the years ended December 31, 2021, 2020 and 2019
Statements of Comprehensive Income for the years ended December 31, 2021, 2020 and 2019
Statements of Capital for the years ended December 31, 2021, 2020 and 2019
Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019
Notes to Financial Statements

(b)Exhibits.

Exhibit Number (1)	Description of exhibit	Document filed or furnished, as indicated below

3.1	Organization Certificate	Form 10, filed December 5, 2005

3.2	Bylaws, as amended through January 17, 2019	Form 10-K, filed March 21, 2019

4.1	Capital Plan, effective January 11, 2022	Form 8-K, filed December 27, 2021

4.2	Description of Capital Stock	Filed Herewith

10.1	Form of Blanket Agreement for Advances and Security Agreement, as in effect for signatories prior to November 21, 2005	Form 10, filed December 5, 2005

10.2	Form of Blanket Security Agreement, for new signatories on and after November 21, 2005	Form 10, filed December 5, 2005

10.3	Form of Mortgage Purchase Program Master Selling and Servicing Master Agreement	Form 10, filed December 5, 2005

10.4
Federal Home Loan Banks P&I Funding and Contingency Plan Agreement, entered into as of July 20, 2006, by and among the Office of Finance and each of the Federal Home Loan Banks, as amended and restated on January 1, 2017
Form 10-K, filed March 16, 2017

10.5	Joint Capital Enhancement Agreement, as amended on August 5, 2011, by and among each of the Federal Home Loan Banks	Form 8-K, filed August 5, 2011

10.6 (2)	Incentive Compensation Plan as of January 1, 2020	Form 10-K, filed March 19, 2020

10.7 (2)	Incentive Compensation Plan as of January 1, 2021	Form 10-K, filed March 18, 2021

10.8 (2)	Incentive Compensation Plan as of January 1, 2022	Filed Herewith

10.9 (2)	Federal Home Loan Bank of Cincinnati Benefit Equalization Plan (December 2008 Restatement)	Form 10-K, filed March 18, 2010

10.10 (2)	First Amendment to the Federal Home Loan Bank of Cincinnati Benefit Equalization Plan (December 2008 Restatement)	Form 10-K, filed March 18, 2010

10.11	Form of indemnification agreement between the Federal Home Loan Bank and each of its directors and executive officers (used from July 29, 2009 to December 31, 2016)	Form 8-K, filed July 30, 2009

10.12	Form of indemnification agreement between the Federal Home Loan Bank and each of its directors and executive officers (used from January 1, 2017 to November 4, 2018)	Form 10-K, filed March 16, 2017

10.13	Form of indemnification agreement between the Federal Home Loan Bank and each of its directors and executive officers (used after November 5, 2018)	Form 10-K, filed March 21, 2019

10.14	Federal Home Loan Bank of Cincinnati Executive Change in Control Severance Plan	Form 10-Q, filed November 9, 2017

24	Power of Attorney (included in Signature Page)	Filed Herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	Filed Herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	Filed Herewith

32	Section 1350 Certifications	Furnished Herewith

99.1	Audit Committee Letter	Furnished Herewith

99.2	Audit Committee Charter	Furnished Herewith

101.INS	XBRL Instance Document	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document	Filed Herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed Herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed Herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed Herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed Herewith

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed Herewith
(1)Numbers coincide with Item 601 of Regulation S-K.
(2)Indicates management compensation plan or arrangement.

Item 16.    Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 17th day of March 2022.

FEDERAL HOME LOAN BANK OF CINCINNATI
(Registrant)

By:	/s/ Andrew S. Howell
Andrew S. Howell
President and Chief Executive Officer

SIGNATURES AND POWER OF ATTORNEY

We, the undersigned directors of the Federal Home Loan Bank of Cincinnati, hereby appoint Andrew S. Howell and Stephen J. Sponaugle, or either of them, our true and lawful attorneys and agents to do any and all acts and things in our names and on our behalves, in our capacities indicated below, which said attorneys and agents, or either of them, may deem necessary or advisable to enable said registrant to comply with the Securities Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2021, including, without limitation, power and authority to sign for us, or any of us, in our names in the capacities indicated below, the Report and any and all amendments to the Report, and we hereby ratify and confirm all that said attorneys and agents, or each of them, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of the 17th day of March 2022.

Signatures	Title

/s/ Andrew S. Howell	President and Chief Executive Officer
Andrew S. Howell	(principal executive officer)

/s/ Stephen J. Sponaugle	Executive Vice President, Chief Financial Officer
Stephen J. Sponaugle	(principal financial officer)

/s/ J. Christopher Bates	Senior Vice President, Chief Accounting Officer
J. Christopher Bates	(principal accounting officer)

/s/ J. Lynn Anderson	Director (Chair)
J. Lynn Anderson, Chair

/s/ J. Wade Berry	Director
J. Wade Berry

/s/ Brady T. Burt	Director
Brady T. Burt

/s/ Greg W. Caudill	Director
Greg W. Caudill

/s/ Kristin H. Darby	Director
Kristin H. Darby

/s/ Lewis Diaz	Director
Lewis Diaz

/s/ James A. England	Director
James A. England

/s/ Danny J. Herron	Director
Danny J. Herron

/s/ Robert T. Lameier	Director
Robert T. Lameier

/s/ Donald J. Mullineaux	Director
Donald J. Mullineaux

/s/ Michael P. Pell	Director
Michael P. Pell

/s/ Kathleen A. Rogers	Director
Kathleen A. Rogers

/s/ Leslie Scott Spivey	Director
Leslie Scott Spivey

/s/ William S. Stuard, Jr.	Director
William S. Stuard, Jr.

/s/ Nancy E. Uridil	Director
Nancy E. Uridil

/s/ James J. Vance	Director (Vice Chair)
James J. Vance, Vice Chair

/s/ Jonathan D. Welty	Director
Jonathan D. Welty