Form 10-Q
period 2022-03-31
Federal Home Loan Bank of Cincinnati
filed 2022-05-05
CIK 1326771

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
☐ Yes   ☒ No
The capital stock of the registrant is not listed on any securities exchange or quoted on any automated quotation system, only may be owned by members and former members and is transferable only at its par value of $100 per share. As of April 30, 2022, the registrant had 31,973,859 shares of capital stock outstanding, which included stock classified as mandatorily redeemable.

Page 1 of	70

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CONDITION
(Unaudited)

(In thousands, except par value)

	March 31, 2022	December 31, 2021
ASSETS
Cash and due from banks	$21,898	$167,822
Interest-bearing deposits	435,047	340,147
Securities purchased under agreements to resell	6,024,560	1,282,440
Federal funds sold	8,059,000	5,505,000
Investment securities:
Trading securities	6,050,632	6,780,817
Available-for-sale securities (amortized cost of $6,310,883 and $5,240,998 at March 31, 2022 and December 31, 2021, respectively)	6,299,236	5,267,123
Held-to-maturity securities (includes $0 and $0 pledged as collateral at March 31, 2022 and December 31, 2021, respectively, that may be repledged) (a)	10,904,822	10,216,756
Total investment securities	23,254,690	22,264,696
Advances (includes $24,365 and $25,805 at fair value under fair value option at March 31, 2022 and December 31, 2021, respectively)	33,528,853	23,054,748
Mortgage loans held for portfolio, net of allowance for credit losses of $238 and $233 at March 31, 2022 and December 31, 2021, respectively	7,555,457	7,588,184
Accrued interest receivable	113,677	88,672
Derivative assets	318,159	297,736
Other assets, net	24,515	28,140
TOTAL ASSETS	$79,335,856	$60,617,585
LIABILITIES
Deposits	$1,510,088	$1,415,651
Consolidated Obligations:
Discount Notes (includes $5,063,294 and $10,420,974 at fair value under fair value option at March 31, 2022 and December 31, 2021, respectively)	31,650,657	29,837,696
Bonds (includes $4,274,440 and $7,175,060 at fair value under fair value option at March 31, 2022 and December 31, 2021, respectively)	40,015,698	24,601,838
Total Consolidated Obligations	71,666,355	54,439,534
Mandatorily redeemable capital stock	528,881	21,211
Accrued interest payable	57,152	60,682
Affordable Housing Program payable	80,403	84,504
Derivative liabilities	1,766	3,291
Other liabilities	1,218,312	796,811
Total liabilities	75,062,957	56,821,684
Commitments and contingencies
CAPITAL
Capital stock Class B putable ($100 par value); issued and outstanding shares: 30,005 shares at March 31, 2022 and 24,900 shares at December 31, 2021	3,000,535	2,490,016
Retained earnings:
Unrestricted	783,592	783,072
Restricted	512,941	509,719
Total retained earnings	1,296,533	1,292,791
Accumulated other comprehensive income (loss)	(24,169)	13,094
Total capital	4,272,899	3,795,901
TOTAL LIABILITIES AND CAPITAL	$79,335,856	$60,617,585
(a)Fair values: $10,818,201 and $10,269,821 at March 31, 2022 and December 31, 2021, respectively.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF INCOME
(Unaudited)

(In thousands)	Three Months Ended March 31,
	2022	2021
INTEREST INCOME:
Advances	$45,318	$41,160
Prepayment fees on Advances, net	2,699	1,340
Interest-bearing deposits	179	217
Securities purchased under agreements to resell	928	214
Federal funds sold	3,225	1,342
Investment securities:
Trading securities	37,826	58,052
Available-for-sale securities	5,018	1,335
Held-to-maturity securities	23,908	29,731
Total investment securities	66,752	89,118
Mortgage loans held for portfolio	48,576	44,414
Total interest income	167,677	177,805
INTEREST EXPENSE:
Consolidated Obligations:
Discount Notes	10,802	5,468
Bonds	75,075	96,186
Total Consolidated Obligations	85,877	101,654
Deposits	179	151
Mandatorily redeemable capital stock	831	94
Total interest expense	86,887	101,899
NET INTEREST INCOME	80,790	75,906
NON-INTEREST INCOME (LOSS):
Net gains (losses) on investment securities	(160,163)	(138,860)
Net gains (losses) on financial instruments held under fair value option	18,678	3,905
Net gains (losses) on derivatives	97,105	97,144
Letters of Credit fees	6,161	5,811
Other, net	1,026	435
Total non-interest income (loss)	(37,193)	(31,565)
NON-INTEREST EXPENSE:
Compensation and benefits	14,106	12,903
Other operating expenses	6,162	5,952
Finance Agency	1,797	1,879
Office of Finance	1,759	1,271
Other	1,779	1,518
Total non-interest expense	25,603	23,523
INCOME BEFORE ASSESSMENTS	17,994	20,818
Affordable Housing Program assessments	1,883	2,091
NET INCOME	$16,111	$18,727
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

(In thousands)	Three Months Ended March 31,
	2022	2021
Net income	$16,111	$18,727
Other comprehensive income adjustments:
Net unrealized gains (losses) on available-for-sale securities	(37,772)	2,687
Pension and postretirement benefits	509	676
Total other comprehensive income (loss) adjustments	(37,263)	3,363
Comprehensive income (loss)	$(21,152)	$22,090

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CAPITAL
(Unaudited)

(In thousands)	Capital Stock Class B - Putable		Retained Earnings			Accumulated Other Comprehensive	Total
	Shares	Par Value	Unrestricted	Restricted	Total	Loss	Capital
BALANCE, DECEMBER 31, 2020	26,409	$2,640,863	$802,715	$501,321	$1,304,036	$(14,985)	$3,929,914
Comprehensive income (loss)			14,982	3,745	18,727	3,363	22,090
Proceeds from sale of capital stock	3,760	376,078					376,078
Repurchase of capital stock	(2,680)	(268,000)					(268,000)
Net shares reclassified to mandatorily redeemable capital stock	(10)	(1,003)					(1,003)
Cash dividends on capital stock			(13,891)		(13,891)		(13,891)
BALANCE, MARCH 31, 2021	27,479	$2,747,938	$803,806	$505,066	$1,308,872	$(11,622)	$4,045,188

BALANCE, DECEMBER 31, 2021	24,900	$2,490,016	$783,072	$509,719	$1,292,791	$13,094	$3,795,901
Comprehensive income (loss)			12,889	3,222	16,111	(37,263)	(21,152)
Proceeds from sale of capital stock	19,117	1,911,678					1,911,678
Net shares reclassified to mandatorily redeemable capital stock	(14,012)	(1,401,159)					(1,401,159)
Cash dividends on capital stock			(12,369)		(12,369)		(12,369)
BALANCE, MARCH 31, 2022	30,005	$3,000,535	$783,592	$512,941	$1,296,533	$(24,169)	$4,272,899

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CASH FLOWS
(Unaudited)

(In thousands)	Three Months Ended March 31,
	2022	2021
OPERATING ACTIVITIES:
Net income	$16,111	$18,727
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization/(accretion)	16,717	20,233
Net change in derivative and hedging activities	519,136	90,177
Net change in fair value adjustments on trading securities	160,163	138,860
Net change in fair value adjustments on financial instruments held under fair value option	(18,678)	(3,905)
Other adjustments, net	229	223
Net change in:
Accrued interest receivable	(25,005)	(8,968)
Other assets	2,774	2,746
Accrued interest payable	(3,232)	(18,542)
Other liabilities	(9,128)	(9,436)
Total adjustments	642,976	211,388
Net cash provided by (used in) operating activities	659,087	230,115

INVESTING ACTIVITIES:
Net change in:
Interest-bearing deposits	(88,866)	300,462
Securities purchased under agreements to resell	(4,742,120)	1,529,968
Federal funds sold	(2,554,000)	(565,000)
Premises, software, and equipment	65	(252)
Trading securities:
Proceeds from maturities and paydowns	570,023	750,038
Proceeds from sales	—	14,008
Available-for-sale securities:
Purchases	(1,388,983)	—
Held-to-maturity securities:
Proceeds from maturities and paydowns	484,292	777,871
Purchases	(758,598)	(40,483)
Advances:
Repaid	201,519,184	49,540,950
Originated	(212,214,458)	(48,690,088)
Mortgage loans held for portfolio:
Principal collected	415,176	1,165,828
Purchases	(399,702)	(247,646)
Net cash provided by (used in) investing activities	(19,157,987)	4,535,656

The accompanying notes are an integral part of these financial statements.

(continued from previous page)
FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CASH FLOWS
(Unaudited)

(In thousands)	Three Months Ended March 31,
	2022	2021
FINANCING ACTIVITIES:
Net change in deposits and pass-through reserves	$95,227	$76,707
Net proceeds from issuance of Consolidated Obligations:
Discount Notes	69,619,730	48,587,907
Bonds	22,046,918	9,575,470
Payments for maturing and retiring Consolidated Obligations:
Discount Notes	(67,804,719)	(49,208,016)
Bonds	(6,610,000)	(13,757,000)
Proceeds from issuance of capital stock	1,911,678	376,078
Payments for repurchase of capital stock	—	(268,000)
Payments for repurchase/redemption of mandatorily redeemable capital stock	(893,489)	(5,127)
Cash dividends paid	(12,369)	(13,891)
Net cash provided by (used in) financing activities	18,352,976	(4,635,872)
Net increase (decrease) in cash and due from banks	(145,924)	129,899
Cash and due from banks at beginning of the period	167,822	2,984,073
Cash and due from banks at end of the period	$21,898	$3,113,972
Supplemental Disclosures:
Interest paid	$86,318	$123,211
Affordable Housing Program payments, net	$5,984	$4,621

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

Note 1 - Basis of Presentation

The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of financial statements in accordance with GAAP requires management to make assumptions and estimates. These assumptions and estimates affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. Actual results could differ from these estimates. The interim financial statements presented are unaudited, but they include all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations, and cash flows for such periods. These financial statements do not include all disclosures associated with annual financial statements and accordingly should be read in conjunction with the audited financial statements and notes included in the FHLB's Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (SEC). Results for the three months ended March 31, 2022 are not necessarily indicative of operating results for the full year.

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

The net exposure for these financial instruments can change on a daily basis; therefore, there may be a delay between the time this exposure change is identified and additional collateral is requested, and the time this collateral is received or pledged. Likewise, there may be a delay for excess collateral to be returned. For derivative instruments that meet the requirements for netting, any excess cash collateral received or pledged is recognized as a derivative liability or derivative asset. Additional information regarding these agreements is provided in Note 6. Based on the fair value of the related collateral held, the securities purchased under agreements to resell were fully collateralized for the periods presented. For more information about the FHLB's investments in securities purchased under agreements to resell, see “Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies” in the FHLB's 2021 Annual Report on Form 10-K.

Subsequent Events

The FHLB has evaluated subsequent events for potential recognition or disclosure through the issuance of these financial statements and believes there have been no material subsequent events requiring additional disclosure or recognition in these financial statements.

Note 2 - Recently Issued and Adopted Accounting Guidance

Troubled Debt Restructurings and Vintage Disclosures. On March 31, 2022, the Financial Accounting Standards Board (FASB) issued guidance that eliminates the accounting guidance for troubled debt restructurings by creditors that have adopted the current expected credit losses methodology while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors made to borrowers experiencing financial difficulty. Additionally, this guidance requires disclosure of current-period gross write-offs by year of origination for financing receivables and net investment in leases. The guidance becomes effective for the FHLB for the interim and annual periods beginning on January 1, 2023. Early adoption is permitted. The FHLB does not intend to adopt this guidance early. The FHLB is in the process of evaluating this guidance, and its effect on the FHLB’s financial condition, results of operations, and cash flows has not yet been determined.

Fair Value Hedging - Portfolio Layer Method. On March 28, 2022, the FASB issued guidance that expands fair value hedging under the current last-of-layer method by allowing multiple hedged layers of a single closed portfolio under the method. To reflect that expansion, the last-of-layer method is renamed the portfolio layer method. Additionally, among other things, this guidance (1) expands the scope of the portfolio layer method to include nonprepayable assets, (2) specifies eligible hedging instruments in a single-layer hedge, (3) provides additional guidance on the accounting for and disclosure of hedge basis adjustments under the portfolio layer method, and (4) specifies how hedge basis adjustments should be considered when determining credit losses for the assets included in the closed portfolio. The guidance becomes effective for the FHLB for the interim and annual periods beginning on January 1, 2023. Early adoption is permitted. The FHLB does not intend to adopt this guidance early. The FHLB is in the process of evaluating this guidance, and its effect on the FHLB’s financial condition, results of operations, and cash flows has not yet been determined.

Facilitation of the Effects of Reference Rate Reform on Financial Reporting, as amended. On March 12, 2020, the FASB issued temporary, optional guidance to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying GAAP to transactions affected by reference rate reform if certain criteria are met. The transactions primarily include (1) contract modifications, (2) hedging relationships, and (3) sale and/or transfer of debt securities classified as held-to-maturity. This guidance became effective immediately, and the FHLB may elect to apply the amendments through December 31, 2022. The FHLB either elected or plans to elect the majority of the optional expedients and exceptions provided, and the effect on the FHLB's financial condition, results of operations and cash flows is not expected to be material. In particular, during the fourth quarter of 2021, the FHLB elected optional practical expedients specific to fair value hedging relationships, which did not have a material effect.

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

Federal funds sold are unsecured loans that are generally transacted on an overnight term. Finance Agency regulations include a limit on the amount of unsecured credit the FHLB may extend to a counterparty. At March 31, 2022 and December 31, 2021, all investments in interest-bearing deposits and Federal funds sold were repaid or expected to be repaid according to the contractual terms. No allowance for credit losses was recorded for these assets at March 31, 2022 and December 31, 2021. Carrying values of interest-bearing deposits and Federal funds sold exclude accrued interest receivable of (in thousands) $92 and $72 as of March 31, 2022, and $1 and $10 as of December 31, 2021.

Securities purchased under agreements to resell are short-term and are structured such that they are evaluated regularly to determine if the market value of the underlying securities decreases below the market value required as collateral (i.e., subject to collateral maintenance provisions). If so, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash, generally by the next business day. Based upon the collateral held as security and collateral maintenance provisions with counterparties, the FHLB determined that no allowance for credit losses was needed for its securities purchased under agreements to resell at March 31, 2022 and December 31, 2021. The carrying value of securities purchased under agreements to resell excludes accrued interest receivable of (in thousands) $70 and $10 as of March 31, 2022 and December 31, 2021, respectively.

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

Trading Securities

Table 3.1 - Trading Securities by Major Security Types (in thousands)

Fair Value	March 31, 2022	December 31, 2021
Non-mortgage-backed securities (non-MBS):
U.S. Treasury obligations	$4,412,952	$5,030,946
GSE obligations	1,637,495	1,749,661
Total non-MBS	6,050,447	6,780,607
Mortgage-backed securities (MBS):
U.S. obligation single-family	185	210
Total MBS	185	210
Total	$6,050,632	$6,780,817

Table 3.2 - Net Gains (Losses) on Trading Securities (in thousands)

	Three Months Ended March 31,
	2022	2021
Net unrealized gains (losses) on trading securities held at period end	$(158,514)	$(135,239)
Net gains (losses) on trading securities sold/matured during the period	(1,649)	(3,621)
Net gains (losses) on trading securities	$(160,163)	$(138,860)

Available-for-Sale Securities

Table 3.3 - Available-for-Sale Securities by Major Security Types (in thousands)

	March 31, 2022
	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-MBS:
U.S. Treasury obligations	$5,214,648	$2,483	$(2,865)	$5,214,266
GSE obligations	125,850	1,455	—	127,305
Total non-MBS	5,340,498	3,938	(2,865)	5,341,571
MBS:
GSE multi-family	970,385	704	(13,424)	957,665
Total MBS	970,385	704	(13,424)	957,665
Total	$6,310,883	$4,642	$(16,289)	$6,299,236

	December 31, 2021
	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-MBS:
U.S. Treasury obligations	$4,475,664	$23,206	$—	$4,498,870
GSE obligations	133,058	2,250	—	135,308
Total non-MBS	4,608,722	25,456	—	4,634,178
MBS:
GSE multi-family	632,276	2,961	(2,292)	632,945
Total MBS	632,276	2,961	(2,292)	632,945
Total	$5,240,998	$28,417	$(2,292)	$5,267,123
(1)Amortized cost of available-for-sale securities includes adjustments made to the cost basis of an investment for accretion, amortization, and/or fair value hedge accounting adjustments, and excludes accrued interest receivable of (in thousands) $16,589 and $13,014 at March 31, 2022 and December 31, 2021.

Table 3.4 summarizes the available-for-sale securities with unrealized losses, which are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

Table 3.4 - Available-for-Sale Securities in a Continuous Unrealized Loss Position (in thousands)

	March 31, 2022
	Less than 12 Months		12 Months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Non-MBS:
U.S. Treasury obligations	$2,560,398	$(2,865)	$—	$—	$2,560,398	$(2,865)
Total non-MBS	2,560,398	(2,865)	—	—	2,560,398	(2,865)
MBS:
GSE multi-family MBS	720,947	(13,424)	—	—	720,947	(13,424)
Total MBS	720,947	(13,424)	—	—	720,947	(13,424)
Total	$3,281,345	$(16,289)	$—	$—	$3,281,345	$(16,289)

	December 31, 2021
	Less than 12 Months		12 Months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
GSE multi-family MBS	$489,983	$(2,292)	$—	$—	$489,983	$(2,292)
Total	$489,983	$(2,292)	$—	$—	$489,983	$(2,292)

Table 3.5 - Available-for-Sale Securities by Contractual Maturity (in thousands)

	March 31, 2022		December 31, 2021
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-MBS:
Due in 1 year or less	$—	$—	$—	$—
Due after 1 year through 5 years	1,397,700	1,399,172	81,194	82,185
Due after 5 years through 10 years	3,931,257	3,930,555	4,515,054	4,538,945
Due after 10 years	11,541	11,844	12,474	13,048
Total non-MBS	5,340,498	5,341,571	4,608,722	4,634,178
MBS (1)	970,385	957,665	632,276	632,945
Total	$6,310,883	$6,299,236	$5,240,998	$5,267,123
(1)MBS are not presented by contractual maturity because their expected maturities will likely differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 3.6 - Interest Rate Payment Terms of Available-for-Sale Securities (in thousands)

	March 31, 2022	December 31, 2021
Amortized cost of non-MBS:
Fixed-rate	$5,340,498	$4,608,722
Total amortized cost of non-MBS	5,340,498	4,608,722
Amortized cost of MBS:
Fixed-rate	970,385	632,276
Total amortized cost of MBS	970,385	632,276
Total	$6,310,883	$5,240,998

The FHLB had no sales of securities out of its available-for-sale portfolio for the three months ended March 31, 2022 or 2021.

Held-to-Maturity Securities

Table 3.7 - Held-to-Maturity Securities by Major Security Types (in thousands)

	March 31, 2022
	Amortized Cost (1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
Non-MBS:
U.S. Treasury obligations	$46,045	$—	$(47)	$45,998
Total non-MBS	46,045	—	(47)	45,998
MBS:
U.S. obligation single-family	1,068,549	472	(53,984)	1,015,037
GSE single-family	1,707,129	6,186	(34,256)	1,679,059
GSE multi-family	8,083,099	3,623	(8,615)	8,078,107
Total MBS	10,858,777	10,281	(96,855)	10,772,203
Total	$10,904,822	$10,281	$(96,902)	$10,818,201

	December 31, 2021
	Amortized Cost (1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
Non-MBS:
U.S. Treasury obligations	$46,879	$—	$—	$46,879
Total non-MBS	46,879	—	—	46,879
MBS:
U.S. obligation single-family	1,056,729	11,553	(8,337)	1,059,945
GSE single-family	1,860,197	49,026	—	1,909,223
GSE multi-family	7,252,951	4,841	(4,018)	7,253,774
Total MBS	10,169,877	65,420	(12,355)	10,222,942
Total	$10,216,756	$65,420	$(12,355)	$10,269,821

(1)Carrying value equals amortized cost. Amortized cost of held-to-maturity securities includes adjustments made to the cost basis of an investment for accretion and amortization and excludes accrued interest receivable of (in thousands) $7,732 and $7,461 as of March 31, 2022 and December 31, 2021.

Table 3.8 - Held-to-Maturity Securities by Contractual Maturity (in thousands)

	March 31, 2022		December 31, 2021
Year of Maturity	Amortized Cost (1)	Fair Value	Amortized Cost (1)	Fair Value
Non-MBS:
Due in 1 year or less	$46,045	$45,998	$46,879	$46,879
Due after 1 year through 5 years	—	—	—	—
Due after 5 years through 10 years	—	—	—	—
Due after 10 years	—	—	—	—
Total non-MBS	46,045	45,998	46,879	46,879
MBS (2)	10,858,777	10,772,203	10,169,877	10,222,942
Total	$10,904,822	$10,818,201	$10,216,756	$10,269,821
(1)Carrying value equals amortized cost.
(2)MBS are not presented by contractual maturity because their expected maturities will likely differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 3.9 - Interest Rate Payment Terms of Held-to-Maturity Securities (in thousands)

	March 31, 2022	December 31, 2021
Amortized cost of non-MBS:
Fixed-rate	$46,045	$46,879
Total amortized cost of non-MBS	46,045	46,879
Amortized cost of MBS:
Fixed-rate	2,594,377	2,718,127
Variable-rate	8,264,400	7,451,750
Total amortized cost of MBS	10,858,777	10,169,877
Total	$10,904,822	$10,216,756

From time to time the FHLB may sell securities out of its held-to-maturity portfolio. These securities, generally, have less than 15 percent of the acquired principal outstanding at the time of the sale. These sales are considered maturities for the purposes of security classification. For the three months ended March 31, 2022 and 2021, the FHLB did not sell any held-to-maturity securities.

Allowance for Credit Losses on Available-for-Sale and Held-to-Maturity Securities

The FHLB evaluates available-for-sale and held-to-maturity investment securities for credit losses on a quarterly basis. The FHLB’s available-for-sale and held-to-maturity securities are U.S. Treasury obligations, GSE obligations, and MBS issued by Fannie Mae, Freddie Mac and Ginnie Mae that are backed by single-family or multi-family mortgage loans. The FHLB only purchases securities considered investment quality. At March 31, 2022 and December 31, 2021, all available-for-sale and held-to-maturity securities were rated single-A, or above, by an NRSRO, based on the lowest long-term credit rating for each security used by the FHLB. The FHLB’s internal ratings of these securities may differ from those obtained from an NRSRO.

The FHLB evaluates individual available-for-sale securities for impairment by comparing the security’s fair value to its amortized cost. Impairment may exist when the fair value of the investment is less than its amortized cost (i.e., in an unrealized loss position). At March 31, 2022 and December 31, 2021, certain available-for-sale securities were in an unrealized loss position. These losses are considered temporary as the FHLB expects to recover the entire amortized cost basis on these available-for-sale investment securities and does not intend to sell these securities nor considers it more likely than not that it will be required to sell these securities before the anticipated recovery of each security's remaining amortized cost basis. Further, the FHLB has not experienced any payment defaults on the instruments. In addition, all of these securities carry an implicit or explicit government guarantee. As a result, no allowance for credit losses was recorded on these available-for-sale securities at March 31, 2022 and December 31, 2021.

The FHLB evaluates its held-to-maturity securities for impairment on a collective, or pooled basis, unless an individual assessment is deemed necessary because the securities do not possess similar risk characteristics. As of March 31, 2022 and December 31, 2021, the FHLB had not established an allowance for credit loss on any held-to-maturity securities because the securities: (1) were all highly-rated and/or had short remaining terms to maturity, (2) had not experienced, nor did the FHLB expect, any payment default on the instruments, and (3) in the case of U.S., GSE, or other agency obligations, carry an implicit or explicit government guarantee such that the FHLB considered the risk of nonpayment to be zero.

Note 4 - Advances

The FHLB offers a wide range of fixed- and variable-rate Advance products with different maturities, interest rates, payment characteristics and optionality. The following table presents Advance redemptions by contractual maturity, including index-amortizing Advances, which are presented according to their predetermined amortization schedules.

Table 4.1 - Advances by Redemption Term (dollars in thousands)

	March 31, 2022		December 31, 2021
Redemption Term	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$22,305,863	0.50%	$11,608,264	0.49%
Due after 1 year through 2 years	1,961,802	2.21	1,451,741	2.06
Due after 2 years through 3 years	1,568,416	1.58	1,832,622	1.89
Due after 3 years through 4 years	3,505,813	1.05	2,486,809	0.97
Due after 4 years through 5 years	1,327,598	1.20	2,168,145	0.98
Thereafter	2,980,201	1.74	3,406,837	1.49
Total principal amount	33,649,693	0.85	22,954,418	0.95
Commitment fees	(122)		(156)
Discount on Affordable Housing Program (AHP) Advances	(1,130)		(1,382)
Discounts	(1,679)		(1,838)
Hedging adjustments	(115,774)		104,401
Fair value option valuation adjustments and accrued interest	(2,135)		(695)
Total (1)	$33,528,853		$23,054,748
(1)Carrying values exclude accrued interest receivable of (in thousands) $21,095 and $18,823 as of March 31, 2022 and December 31, 2021.

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

Table 4.2 - Advances by Redemption Term or Next Call Date (in thousands)

Redemption Term or Next Call Date	March 31, 2022	December 31, 2021
Due in 1 year or less	$25,334,764	$14,642,697
Due after 1 year through 2 years	1,937,752	1,444,659
Due after 2 years through 3 years	1,566,865	1,809,871
Due after 3 years through 4 years	524,013	1,003,709
Due after 4 years through 5 years	1,327,598	668,145
Thereafter	2,958,701	3,385,337
Total principal amount	$33,649,693	$22,954,418

The FHLB also offers putable Advances. With a putable Advance, the FHLB effectively purchases put options from the member that allows the FHLB to terminate the Advance at predetermined dates. The FHLB normally would exercise its put option when interest rates increase relative to contractual rates.

Table 4.3 - Advances by Redemption Term or Next Put Date for Putable Advances (in thousands)

Redemption Term or Next Put Date	March 31, 2022	December 31, 2021
Due in 1 year or less	$24,638,113	$13,995,514
Due after 1 year through 2 years	1,961,802	1,511,741
Due after 2 years through 3 years	1,544,166	1,818,372
Due after 3 years through 4 years	3,505,813	2,471,809
Due after 4 years through 5 years	708,598	2,160,145
Thereafter	1,291,201	996,837
Total principal amount	$33,649,693	$22,954,418

Table 4.4 - Advances by Interest Rate Payment Terms (in thousands)

	March 31, 2022	December 31, 2021
Total fixed-rate (1)	$29,757,964	$19,372,859
Total variable-rate (1)	3,891,729	3,581,559
Total principal amount	$33,649,693	$22,954,418
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

Using a risk-based approach, the FHLB considers the payment status, collateralization levels, and borrower's financial condition to be indicators of credit quality for its credit products. At March 31, 2022 and December 31, 2021, the FHLB did not have any Advances that were past due, in non-accrual status or considered impaired. In addition, there were no troubled debt restructurings related to Advances of the FHLB during the three months ended March 31, 2022 or 2021. At March 31, 2022 and December 31, 2021, the FHLB had rights to collateral on a member-by-member basis with an estimated value in excess of its outstanding extensions of credit.

Based upon the collateral held as security, its credit extension and collateral policies and the repayment history on Advances, the FHLB did not expect any credit losses on Advances as of March 31, 2022 and, therefore, no allowance for credit losses on Advances was recorded. For the same reasons, the FHLB did not record any allowance for credit losses on Advances at December 31, 2021.

Advance Concentrations

The FHLB's Advances are concentrated in commercial banks, savings institutions, and insurance companies. Advance borrower concentrations can change significantly because of members' ability to quickly increase or decrease their amount of Advances based on their current funding needs.

Table 4.5 - Borrowers Holding Five Percent or more of Total Advances, Including Any Known Affiliates that are Members of the FHLB (dollars in millions)

March 31, 2022			December 31, 2021
	Principal	% of Total Principal Amount of Advances		Principal	% of Total Principal Amount of Advances
U.S. Bank, N.A.	$12,272	36%	U.S. Bank, N.A.	$3,272	14%
Third Federal Savings and Loan Association	3,553	11	Third Federal Savings and Loan Association	3,179	14
Nationwide Life Insurance Company	2,748	8	Protective Life Insurance Company	2,800	12
Keybank National Association	2,101	6	Nationwide Life Insurance Company	2,702	12
Protective Life Insurance Company	2,000	6	Western-Southern Life Assurance Co.	1,487	6
Total	$22,674	67%	Total	$13,440	58%

Note 5 - Mortgage Loans

Total mortgage loans held for portfolio represent residential mortgage loans under the Mortgage Purchase Program (MPP) that the FHLB's members originate, credit enhance, and then sell to the FHLB. The FHLB does not service any of these loans. The FHLB plans to retain its existing portfolio of mortgage loans.

Table 5.1 - Mortgage Loans Held for Portfolio (in thousands)

	March 31, 2022	December 31, 2021
Fixed rate medium-term single-family mortgage loans (1)	$620,070	$649,052
Fixed rate long-term single-family mortgage loans	6,759,239	6,752,858
Total unpaid principal balance	7,379,309	7,401,910
Premiums	165,972	168,993
Discounts	(1,093)	(1,088)
Hedging basis adjustments (2)	11,507	18,602
Total mortgage loans held for portfolio (3)	7,555,695	7,588,417
Allowance for credit losses on mortgage loans	(238)	(233)
Mortgage loans held for portfolio, net	$7,555,457	$7,588,184
(1)Medium-term is defined as a term of 15 years or less.
(2)Represents the unamortized balance of the mortgage purchase commitments' market values at the time of settlement. The market value of the commitment is included in the basis of the mortgage loan and amortized accordingly.
(3)Excludes accrued interest receivable of (in thousands) $22,622 and $22,847 at March 31, 2022 and December 31, 2021.

Table 5.2 - Mortgage Loans Held for Portfolio by Collateral/Guarantee Type (in thousands)

	March 31, 2022	December 31, 2021
Conventional mortgage loans	$7,248,017	$7,262,740
Federal Housing Administration (FHA) mortgage loans	131,292	139,170
Total unpaid principal balance	$7,379,309	$7,401,910

Table 5.3 - Members, Including Any Known Affiliates that are Members of the FHLB, and Former Members Selling Five Percent or more of Total Unpaid Principal (dollars in millions)

	March 31, 2022			December 31, 2021
	Principal	% of Total		Principal	% of Total
Union Savings Bank	$1,827	25%	Union Savings Bank	$1,841	25%
FirstBank	660	9	FirstBank	565	8
Guardian Savings Bank FSB	486	7	Guardian Savings Bank FSB	524	7

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

Table 5.4 - Changes in the LRA (in thousands)

Three Months Ended
March 31, 2022
LRA at beginning of year	$252,310
Additions	4,575
Claims	—
Scheduled distributions	(2,567)
LRA at end of period	$254,318

Payment Status of Mortgage Loans. The key credit quality indicator for conventional mortgage loans is payment status, which allows the FHLB to monitor borrower performance. Past due loans are those where the borrower has failed to make a full payment of principal and interest within one month of its due date. Table 5.5 presents the payment status of conventional mortgage loans.

Table 5.5 - Credit Quality Indicator of Conventional Mortgage Loans (in thousands)

	March 31, 2022
	Origination Year
Payment status, at amortized cost:	Prior to 2018	2018 to March 31, 2022	Total
Past due 30-59 days	$18,145	$15,011	$33,156
Past due 60-89 days	5,333	2,692	8,025
Past due 90 days or more	11,758	7,278	19,036
Total past due mortgage loans	35,236	24,981	60,217
Current mortgage loans	2,726,555	4,636,595	7,363,150
Total conventional mortgage loans	$2,761,791	$4,661,576	$7,423,367

	December 31, 2021
	Origination Year
Payment status, at amortized cost:	Prior to 2017	2017 to 2021	Total
Past due 30-59 days	$16,105	$11,557	$27,662
Past due 60-89 days	3,703	2,533	6,236
Past due 90 days or more	12,185	11,623	23,808
Total past due mortgage loans	31,993	25,713	57,706
Current mortgage loans	2,542,107	4,848,339	7,390,446
Total conventional mortgage loans	$2,574,100	$4,874,052	$7,448,152

Other delinquency statistics include loans in process of foreclosure, serious delinquency rates, loans past due 90 days or more and still accruing interest, and non-accrual loans. Table 5.6 presents other delinquency statistics of mortgage loans.

Table 5.6 - Other Delinquency Statistics (dollars in thousands)

	March 31, 2022
Amortized Cost:	Conventional MPP Loans	FHA Loans	Total
In process of foreclosure (1)	$5,465	$579	$6,044
Serious delinquency rate (2)	0.26%	2.06%	0.29%
Past due 90 days or more still accruing interest (3)	$18,261	$2,631	$20,892
Loans on non-accrual status (4)	$1,689	$—	$1,689

	December 31, 2021
Amortized Cost:	Conventional MPP Loans	FHA Loans	Total
In process of foreclosure (1)	$4,424	$501	$4,925
Serious delinquency rate (2)	0.32%	2.00%	0.35%
Past due 90 days or more still accruing interest (3)	$23,169	$2,812	$25,981
Loans on non-accrual status (4)	$1,617	$—	$1,617
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
(4)At March 31, 2022 and December 31, 2021, (in thousands) $1,689 and $1,617, respectively, of conventional MPP loans on non-accrual status do not have a related allowance because these loans were either previously charged off to their expected recoverable value and/or the fair value of the underlying collateral, including any credit enhancements, is greater than the amortized cost of the loans.

The FHLB did not have any real estate owned at March 31, 2022 or December 31, 2021.

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

Allowance for Credit Losses on Conventional Mortgage Loans. At March 31, 2022 and December 31, 2021 the FHLB's allowance for credit losses on its conventional mortgage loans held for portfolio was (in thousands) $238 and $233, respectively.

Note 6 - Derivatives and Hedging Activities

Nature of Business Activity

The FHLB is exposed to interest rate risk primarily from the effect of changes in interest rates. The goal of the FHLB's interest-rate risk management strategy is not to eliminate interest-rate risk, but to manage it within appropriate limits. To mitigate the risk of loss, the FHLB has established policies and procedures, which include guidelines on the amount of exposure to interest rate changes it is willing to accept. In addition, the FHLB monitors the risk to its interest income, net interest margin and average maturity of interest-earning assets and interest-bearing liabilities. The FHLB uses derivatives when they are considered to be the most cost-effective alternative to achieve the FHLB's financial and risk management objectives. See Note 7 - Derivatives and Hedging Activities in the FHLB's 2021 Annual Report on Form 10-K for additional information on the FHLB's derivative transactions.

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

Table 6.1 - Fair Value of Derivative Instruments (in thousands)

	March 31, 2022
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as fair value hedging instruments:
Interest rate swaps	$15,517,385	$2,055	$46,612
Derivatives not designated as hedging instruments:
Interest rate swaps	15,389,664	3,177	6,580
Interest rate swaptions	436,000	1,620	—
Mortgage delivery commitments	75,447	8	770
Total derivatives not designated as hedging instruments	15,901,111	4,805	7,350
Total derivatives before adjustments	$31,418,496	6,860	53,962
Netting adjustments and cash collateral (1)		311,299	(52,196)
Total derivative assets and total derivative liabilities		$318,159	$1,766

	December 31, 2021
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as fair value hedging instruments:
Interest rate swaps	$13,720,290	$710	$77,992
Derivatives not designated as hedging instruments:
Interest rate swaps	24,059,664	1,919	291
Interest rate swaptions	1,219,000	532	—
Mortgage delivery commitments	249,581	77	829
Total derivatives not designated as hedging instruments	25,528,245	2,528	1,120
Total derivatives before adjustments	$39,248,535	3,238	79,112
Netting adjustments and cash collateral (1)		294,498	(75,821)
Total derivative assets and total derivative liabilities		$297,736	$3,291

(1)Amounts represent the application of the netting requirements that allow the FHLB to settle positive and negative positions, and also cash collateral, including accrued interest, held or placed by the FHLB with the same clearing agent and/or counterparty. Cash collateral posted, including accrued interest, was (in thousands) $364,745 and $370,779 at March 31, 2022 and December 31, 2021. Cash collateral received, including accrued interest, was (in thousands) $1,250 and $460 at March 31, 2022 and December 31, 2021.

Table 6.2 presents the impact of qualifying fair value hedging relationships on net interest income as well as the total interest income (expense) by product.

Table 6.2 - Impact of Fair Value Hedging Relationships on Net Interest Income (in thousands)

	Three Months Ended March 31, 2022
	Advances	Available-for-Sale Securities	Consolidated Bonds
Total interest income (expense) recorded in the Statements of Income	$45,318	$5,018	$(75,075)
Impact of Fair Value Hedging Relationships
Interest rate swaps:
Net interest settlements	$(21,695)	$(13,534)	$416
Gain (loss) on derivatives	222,491	337,161	(10,779)
Gain (loss) on hedged items	(220,175)	(337,269)	10,694
Effect on net interest income	$(19,379)	$(13,642)	$331

	Three Months Ended March 31, 2021
	Advances	Available-for-Sale Securities	Consolidated Bonds
Total interest income (expense) recorded in the Statements of Income	$41,160	$1,335	$(96,186)
Impact of Fair Value Hedging Relationships
Interest rate swaps:
Net interest settlements	$(32,844)	$(879)	$251
Gain (loss) on derivatives	148,614	16,607	(375)
Gain (loss) on hedged items	(144,809)	(15,774)	370
Effect on net interest income	$(29,039)	$(46)	$246

Table 6.3 presents the cumulative basis adjustments on hedged items designated as fair value hedges and the related amortized cost of the hedged items.

Table 6.3 - Cumulative Basis Adjustments for Fair Value Hedges (in thousands)

	March 31, 2022
	Advances	Available-for-Sale Securities	Consolidated Bonds
Amortized cost of hedged asset or liability (1)	$7,757,634	$6,304,145	$792,611
Fair value hedging adjustments
Basis adjustments for active hedging relationships included in amortized cost	$(116,605)	$(398,890)	$(11,799)
Basis adjustments for discontinued hedging relationships included in amortized cost	831	7,025	—
Total amount of fair value hedging basis adjustments	$(115,774)	$(391,865)	$(11,799)

	December 31, 2021
	Advances	Available-for-Sale Securities	Consolidated Bonds
Amortized cost of hedged asset or liability (1)	$8,089,716	$5,238,549	$450,369
Fair value hedging adjustments
Basis adjustments for active hedging relationships included in amortized cost	$103,468	$(61,734)	$(1,104)
Basis adjustments for discontinued hedging relationships included in amortized cost	933	2,627	—
Total amount of fair value hedging basis adjustments	$104,401	$(59,107)	$(1,104)
(1)     Includes only the portion of amortized cost representing the hedged items in fair value hedging relationships.

Table 6.4 presents net gains (losses) recorded in non-interest income (loss) on derivatives not designated as hedging instruments.

Table 6.4 - Net Gains (Losses) Recorded in Non-interest Income (Loss) on Derivatives Not Designated as Hedging Instruments (in thousands)

	Three Months Ended March 31,
	2022	2021
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	$133,046	$140,780
Interest rate swaptions	1,088	3,789
Net interest settlements	(31,174)	(44,208)
Mortgage delivery commitments	(5,883)	(3,264)
Total net gains (losses) related to derivatives not designated as hedging instruments	97,077	97,097
Price alignment amount (1)	28	47
Net gains (losses) on derivatives	$97,105	$97,144
(1)    This amount is for derivatives for which variation margin is characterized as a daily settled contract.

Credit Risk on Derivatives

The FHLB is subject to credit risk given the risk of non-performance by counterparties to its derivative transactions, and manages credit risk through credit analysis, collateral requirements and adherence to the requirements set forth in its policies, U.S. Commodity Futures Trading Commission regulations, and Finance Agency regulations.

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

For cleared derivatives, the Clearinghouse determines initial margin requirements and generally credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including, but not limited to, credit rating downgrades. At March 31, 2022, the FHLB was not required to post additional initial margin by its clearing agents based on credit considerations.

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

Table 6.5 presents separately the fair value of derivative instruments meeting or not meeting netting requirements, including the related collateral. At March 31, 2022 and December 31, 2021, the FHLB did not receive or pledge any non-cash collateral. Any over-collateralization under an individual clearing agent and/or counterparty level is not included in the determination of the net unsecured amount.

Table 6.5 - Offsetting of Derivative Assets and Derivative Liabilities (in thousands)

	March 31, 2022
	Derivative Instruments Meeting Netting Requirements
	Gross Recognized Amount	Gross Amount of Netting Adjustments and Cash Collateral	Derivative Instruments Not Meeting Netting Requirements (1)	Total Derivative Assets and Total Derivative Liabilities
Derivative Assets:
Uncleared	$5,331	$(4,059)	$8	$1,280
Cleared	1,521	315,358	—	316,879
Total				$318,159
Derivative Liabilities:
Uncleared	$41,211	$(40,215)	$770	$1,766
Cleared	11,981	(11,981)	—	—
Total				$1,766

	December 31, 2021
	Derivative Instruments Meeting Netting Requirements
	Gross Recognized Amount	Gross Amount of Netting Adjustments and Cash Collateral	Derivative Instruments Not Meeting Netting Requirements (1)	Total Derivative Assets and Total Derivative Liabilities
Derivative Assets:
Uncleared	$1,892	$(1,748)	$77	$221
Cleared	1,269	296,246	—	297,515
Total				$297,736
Derivative Liabilities:
Uncleared	$77,126	$(74,664)	$829	$3,291
Cleared	1,157	(1,157)	—	—
Total				$3,291
(1)    Represents mortgage delivery commitments that are not subject to an enforceable netting agreement.

Note 7 - Consolidated Obligations

Table 7.1 - Consolidated Discount Notes Outstanding (dollars in thousands)

	Carrying Value	Principal Amount	Weighted Average Interest Rate (1)
March 31, 2022	$31,650,657	$31,672,068	0.23%
December 31, 2021	$29,837,696	$29,843,992	0.05%
(1)Represents an implied rate without consideration of concessions.

Table 7.2 - Consolidated Bonds Outstanding by Original Contractual Maturity (dollars in thousands)

	March 31, 2022		December 31, 2021
Year of Original Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$27,622,830	0.45%	$12,828,885	0.55%
Due after 1 year through 2 years	3,567,175	1.92	3,836,120	1.91
Due after 2 years through 3 years	1,972,405	2.14	1,724,405	2.23
Due after 3 years through 4 years	2,090,000	1.54	2,095,000	1.39
Due after 4 years through 5 years	1,161,000	1.86	870,000	1.86
Thereafter	3,616,000	2.21	3,235,000	2.17
Total principal amount	40,029,410	0.92	24,589,410	1.21
Premiums	28,998		31,181
Discounts	(20,351)		(17,709)
Hedging adjustments	(11,799)		(1,104)
Fair value option valuation adjustment and accrued interest	(10,560)		60
Total	$40,015,698		$24,601,838

Table 7.3 - Consolidated Bonds Outstanding by Call Features (in thousands)

	March 31, 2022	December 31, 2021
Principal Amount of Consolidated Bonds:
Non-callable	$34,183,410	$19,689,410
Callable	5,846,000	4,900,000
Total principal amount	$40,029,410	$24,589,410

Table 7.4 - Consolidated Bonds Outstanding by Original Contractual Maturity or Next Call Date (in thousands)

Year of Original Contractual Maturity or Next Call Date	March 31, 2022	December 31, 2021
Due in 1 year or less	$33,258,830	$17,518,885
Due after 1 year through 2 years	2,616,175	3,085,120
Due after 2 years through 3 years	1,174,405	1,262,405
Due after 3 years through 4 years	723,000	728,000
Due after 4 years through 5 years	428,000	547,000
Thereafter	1,829,000	1,448,000
Total principal amount	$40,029,410	$24,589,410

Table 7.5 - Consolidated Bonds by Interest-rate Payment Type (in thousands)

	March 31, 2022	December 31, 2021
Principal Amount of Consolidated Bonds:
Fixed-rate	$19,414,410	$23,739,410
Variable-rate	20,615,000	850,000
Total principal amount	$40,029,410	$24,589,410

Note 8 - Affordable Housing Program (AHP)

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

Table 8.1 - Rollforward of the AHP Liability (in thousands)

Balance at December 31, 2021	$84,504
Assessments (current year additions)	1,883
Subsidy uses, net	(5,984)
Balance at March 31, 2022	$80,403

Note 9 - Capital

Table 9.1 - Capital Requirements (dollars in thousands)

	March 31, 2022		December 31, 2021
	Minimum Requirement	Actual	Minimum Requirement	Actual
Risk-based capital	$888,610	$4,825,949	$856,322	$3,804,018
Capital-to-assets ratio (regulatory)	4.00%	6.08%	4.00%	6.28%
Regulatory capital	$3,173,434	$4,825,949	$2,424,703	$3,804,018
Leverage capital-to-assets ratio (regulatory)	5.00%	9.12%	5.00%	9.41%
Leverage capital	$3,966,793	$7,238,924	$3,030,879	$5,706,027

Restricted Retained Earnings. At March 31, 2022 and December 31, 2021 the FHLB had (in thousands) $512,941 and $509,719, respectively, in restricted retained earnings. These restricted retained earnings are not available to pay dividends but are available to absorb unexpected losses, if any, that an FHLBank may experience.

Table 9.2 - Rollforward of Mandatorily Redeemable Capital Stock (in thousands)

Balance, December 31, 2021	$21,211
Capital stock subject to mandatory redemption reclassified from equity	1,401,159
Repurchase/redemption of mandatorily redeemable capital stock	(893,489)
Balance, March 31, 2022	$528,881

Table 9.3 - Mandatorily Redeemable Capital Stock by Contractual Year of Redemption (in thousands)

Contractual Year of Redemption	March 31, 2022	December 31, 2021
Year 1	$1,142	$1,091
Year 2	1,293	1,427
Year 3	30	270
Year 4	205	5
Year 5	519,036	10,791
Past contractual redemption date due to remaining activity (1)	7,175	7,627
Total	$528,881	$21,211
(1)Represents mandatorily redeemable capital stock that is past the end of the contractual redemption period because there is activity outstanding to which the mandatorily redeemable capital stock relates.

Note 10 - Accumulated Other Comprehensive Income (Loss)

The following tables summarize the changes in accumulated other comprehensive income (loss) for the three months ended March 31, 2022 and 2021.

Table 10.1 - Accumulated Other Comprehensive Income (Loss) (in thousands)

	Net unrealized gains (losses) on available-for-sale securities	Pension and postretirement benefits	Total accumulated other comprehensive income (loss)
BALANCE, DECEMBER 31, 2020	$4,718	$(19,703)	$(14,985)
Other comprehensive income before reclassification:
Net unrealized gains (losses)	2,687	—	2,687
Reclassifications from other comprehensive income (loss) to net income:
Amortization - pension and postretirement benefits (1)	—	676	676
Net current period other comprehensive income (loss)	2,687	676	3,363
BALANCE, MARCH 31, 2021	$7,405	$(19,027)	$(11,622)

BALANCE, DECEMBER 31, 2021	$26,125	$(13,031)	$13,094
Other comprehensive income before reclassification:
Net unrealized gains (losses)	(37,772)	—	(37,772)
Reclassifications from other comprehensive income (loss) to net income:
Amortization - pension and postretirement benefits (1)	—	509	509
Net current period other comprehensive income (loss)	(37,772)	509	(37,263)
BALANCE, MARCH 31, 2022	$(11,647)	$(12,522)	$(24,169)
(1)Included in Non-Interest Expense - Other in the Statements of Income.

Note 11 - Segment Information

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

Table 11.1 - Financial Performance by Operating Segment (in thousands)

	Three Months Ended March 31,
	Traditional Member Finance	MPP	Total
2022
Net interest income (loss)	$77,375	$3,415	$80,790
Non-interest income (loss)	(32,112)	(5,081)	(37,193)
Non-interest expense	22,751	2,852	25,603
Income (loss) before assessments	22,512	(4,518)	17,994
Affordable Housing Program assessments	2,335	(452)	1,883
Net income (loss)	$20,177	$(4,066)	$16,111
2021
Net interest income (loss)	$87,382	$(11,476)	$75,906
Non-interest income (loss)	(31,026)	(539)	(31,565)
Non-interest expense	20,724	2,799	23,523
Income (loss) before assessments	35,632	(14,814)	20,818
Affordable Housing Program assessments	3,572	(1,481)	2,091
Net income (loss)	$32,060	$(13,333)	$18,727

Table 11.2 - Asset Balances by Operating Segment (in thousands)

	Assets
	Traditional Member Finance	MPP	Total
March 31, 2022	$69,336,308	$9,999,548	$79,335,856
December 31, 2021	50,086,904	10,530,681	60,617,585

Note 12 - Fair Value Disclosures

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

The FHLB reviews the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain financial assets or liabilities. The FHLB did not have any transfers of assets or liabilities into or out of Level 3 of the fair value hierarchy during the three months ended March 31, 2022 or 2021.

Table 12.1 presents the carrying value, fair value, and fair value hierarchy of financial assets and liabilities of the FHLB. The FHLB records trading securities, available-for-sale securities, derivative assets, derivative liabilities, certain Advances and certain Consolidated Obligations at fair value on a recurring basis, and on occasion, certain mortgage loans held for portfolio on a nonrecurring basis. The FHLB records all other financial assets and liabilities at amortized cost. Refer to Table 12.2 for further details about the financial assets and liabilities held at fair value on either a recurring or nonrecurring basis.

Table 12.1 - Fair Value Summary (in thousands)

	March 31, 2022
		Fair Value
Financial Instruments	Carrying Value (1)	Total	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral (2)
Assets:
Cash and due from banks	$21,898	$21,898	$21,898	$—	$—	$—
Interest-bearing deposits	435,047	435,047	—	435,047	—	—
Securities purchased under agreements to resell	6,024,560	6,024,561	—	6,024,561	—	—
Federal funds sold	8,059,000	8,059,000	—	8,059,000	—	—
Trading securities	6,050,632	6,050,632	—	6,050,632	—	—
Available-for-sale securities	6,299,236	6,299,236	—	6,299,236	—	—
Held-to-maturity securities	10,904,822	10,818,201	—	10,818,201	—	—
Advances (3)	33,528,853	33,574,496	—	33,574,496	—	—
Mortgage loans held for portfolio	7,555,457	7,269,249	—	7,250,185	19,064	—
Accrued interest receivable	113,677	113,677	—	113,677	—	—
Derivative assets	318,159	318,159	—	6,860	—	311,299
Liabilities:
Deposits	1,510,088	1,509,440	—	1,509,440	—	—
Consolidated Obligations:
Discount Notes (4)	31,650,657	31,648,759	—	31,648,759	—	—
Bonds (5)	40,015,698	39,760,527	—	39,760,527	—	—
Mandatorily redeemable capital stock	528,881	528,881	528,881	—	—	—
Accrued interest payable	57,152	57,152	—	57,152	—	—
Derivative liabilities	1,766	1,766	—	53,962	—	(52,196)
(1)For certain financial instruments, the amounts represent net carrying value, which include an allowance for credit losses.
(2)Amounts represent the application of the netting requirements that allow the FHLB to settle positive and negative positions and also cash collateral and related accrued interest held or placed by the FHLB with the same counterparty.
(3)Includes (in thousands) $24,365 of Advances recorded under the fair value option at March 31, 2022.
(4)Includes (in thousands) $5,063,294 of Consolidated Obligation Discount Notes recorded under the fair value option at March 31, 2022.
(5)Includes (in thousands) $4,274,440 of Consolidated Obligation Bonds recorded under the fair value option at March 31, 2022.

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

Summary of Valuation Methodologies and Primary Inputs.

The valuation methodologies and primary inputs used to develop the measurement of fair value for assets and liabilities that are measured at fair value on a recurring or nonrecurring basis in the Statement of Condition are disclosed in Note 15 - Fair Value Disclosures in the FHLB's 2021 Annual Report on Form 10-K. There have been no significant changes in the valuation methodologies during the three months ended March 31, 2022.

Fair Value Measurements.

Table 12.2 presents the fair value of financial assets and liabilities that are recorded on a recurring basis at March 31, 2022 and December 31, 2021, by level within the fair value hierarchy.

Table 12.2 - Fair Value Measurements (in thousands)

	Fair Value Measurements at March 31, 2022
	Total	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral (1)
Recurring fair value measurements - Assets
Trading securities:
U.S. Treasury obligations	$4,412,952	$—	$4,412,952	$—	$—
GSE obligations	1,637,495	—	1,637,495	—	—
U.S. obligation single-family MBS	185	—	185	—	—
Total trading securities	6,050,632	—	6,050,632	—	—
Available-for-sale securities:
U.S. Treasury obligations	5,214,266	—	5,214,266	—	—
GSE obligations	127,305	—	127,305	—	—
GSE multi-family MBS	957,665	—	957,665	—	—
Total available-for-sale securities	6,299,236	—	6,299,236	—	—
Advances	24,365	—	24,365	—	—
Derivative assets:
Interest rate related	318,151	—	6,852	—	311,299
Mortgage delivery commitments	8	—	8	—	—
Total derivative assets	318,159	—	6,860	—	311,299
Total assets at fair value	$12,692,392	$—	$12,381,093	$—	$311,299

Recurring fair value measurements - Liabilities
Consolidated Obligations:
Discount Notes	$5,063,294	$—	$5,063,294	$—	$—
Bonds	4,274,440	—	4,274,440	—	—
Total Consolidated Obligations	9,337,734	—	9,337,734	—	—
Derivative liabilities:
Interest rate related	996	—	53,192	—	(52,196)
Mortgage delivery commitments	770	—	770	—	—
Total derivative liabilities	1,766	—	53,962	—	(52,196)
Total liabilities at fair value	$9,339,500	$—	$9,391,696	$—	$(52,196)
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

Table 12.3 presents net gains (losses) recognized in earnings related to financial assets and liabilities in which the fair value option was elected during the three months ended March 31, 2022 and 2021.

Table 12.3 – Fair Value Option - Financial Assets and Liabilities (in thousands)

	Three Months Ended March 31,
Net Gains (Losses) from Changes in Fair Value Recognized in Earnings	2022	2021
Advances	$(1,440)	$(1,300)
Consolidated Discount Notes	9,200	(5)
Consolidated Bonds	10,918	5,210
Total net gains (losses)	$18,678	$3,905

For instruments recorded under the fair value option, the related contractual interest income, contractual interest expense and the discount amortization on Discount Notes are recorded as part of net interest income on the Statements of Income. The remaining changes in fair value for instruments in which the fair value option has been elected are recorded as “Net gains (losses) on financial instruments held under fair value option” in the Statements of Income, except for changes in fair value related to instrument specific credit risk, which are recorded in accumulated other comprehensive income in the Statement of Condition. The FHLB has determined that none of the remaining changes in fair value were related to instrument-specific credit risk for the three months ended March 31, 2022 or 2021. In determining that there has been no change in instrument-specific credit risk period to period, the FHLB primarily considered the following factors:

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

Table 12.4 – Aggregate Unpaid Balance and Aggregate Fair Value (in thousands)

	March 31, 2022			December 31, 2021
	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Aggregate Fair Value Over/(Under) Aggregate Unpaid Principal Balance	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Aggregate Fair Value Over/(Under) Aggregate Unpaid Principal Balance
Advances	$26,500	$24,365	$(2,135)	$26,500	$25,805	$(695)
Consolidated Discount Notes	5,076,400	5,063,294	(13,106)	10,426,400	10,420,974	(5,426)
Consolidated Bonds	4,285,000	4,274,440	(10,560)	7,175,000	7,175,060	60

Note 13 - Commitments and Contingencies

Off-Balance Sheet Commitments. Table 13.1 represents off-balance sheet commitments at March 31, 2022 and December 31, 2021. The FHLB has deemed it unnecessary to record any liabilities for credit losses on these commitments at March 31, 2022 and December 31, 2021.

Table 13.1 - Off-Balance Sheet Commitments (in thousands)

	March 31, 2022			December 31, 2021
Notional Amount	Expire within one year	Expire after one year	Total	Expire within one year	Expire after one year	Total
Letters of Credit	$33,553,365	$259,472	$33,812,837	$34,281,457	$355,646	$34,637,103
Commitments for standby bond purchases	11,675	—	11,675	14,035	12,885	26,920
Commitments to purchase mortgage loans	75,447	—	75,447	249,581	—	249,581
Unsettled Consolidated Bonds, principal amount (1)	325,000	—	325,000	—	—	—
(1)Expiration is based on settlement period rather than underlying contractual maturity of Consolidated Obligations.

The carrying value of guarantees related to Letters of Credit are recorded in other liabilities and were (in thousands) $9,622 and $8,751 at March 31, 2022 and December 31, 2021.

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

Note 14 - Transactions with Other FHLBanks

The FHLB notes all transactions with other FHLBanks on the face of its financial statements. Occasionally, the FHLB loans short-term funds to and borrows short-term funds from other FHLBanks. These loans and borrowings are transacted at then current market rates when traded. There were no such loans or borrowings outstanding at March 31, 2022 or December 31, 2021 and no such transactions occurred during the three months ended March 31, 2022 and 2021.

In addition, the FHLB may, from time to time, assume the outstanding primary liability for Consolidated Obligations of another FHLBank (at then current market rates on the day when the transfer is traded) rather than issuing new debt for which the FHLB is the primary obligor. The FHLB then becomes the primary obligor on the transferred debt. There were no Consolidated Obligations transferred to the FHLB during the three months ended March 31, 2022 or 2021. The FHLB had no Consolidated Obligations transferred to other FHLBanks during these periods.

Note 15 - Transactions with Stockholders

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

For financial statement purposes, the FHLB defines related parties as those members with more than 10 percent of the voting interests of the FHLB capital stock outstanding. Federal statute prescribes the voting rights of members in the election of both Member and Independent directors. For Member directorships, the Finance Agency designates the number of Member directorships in a given year and an eligible voting member may vote only for candidates seeking election in its respective state. For Independent directors, the FHLB's Board of Directors nominates candidates to be placed on the ballot in an at-large election. For both Member and Independent director elections, a member is entitled to vote one share of required capital stock, subject to a statutory limitation, for each applicable directorship. Under this limitation, the total number of votes that a member may cast is limited to the average number of shares of the FHLB's capital stock that were required to be held by all members in that state as of the record date for voting. Nonmember stockholders are not eligible to vote in director elections. Due to these statutory limitations, no member owned more than 10 percent of the voting interests of the FHLB at March 31, 2022 or December 31, 2021.

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

Transactions with Directors' Financial Institutions. In the ordinary course of its business, the FHLB provides products and services to members whose officers or directors serve as directors of the FHLB (Directors' Financial Institutions). Finance Agency regulations require that transactions with Directors' Financial Institutions be made on the same terms as those with any other member. The following table reflects balances with Directors' Financial Institutions for the items indicated below. The FHLB had no MBS or derivatives transactions with Directors' Financial Institutions at March 31, 2022 or December 31, 2021.

Table 15.1 - Transactions with Directors' Financial Institutions (dollars in millions)

	March 31, 2022		December 31, 2021
	Balance	% of Total (1)	Balance	% of Total (1)
Advances	$15,347	45.6%	$6,131	26.7%
MPP	61	0.8	166	2.2
Regulatory capital stock	897	25.4	393	15.7
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

Table 15.2 - Stockholders Holding Five Percent or more of Regulatory Capital Stock (dollars in millions)

	Regulatory Capital Stock		Advance	MPP Unpaid
March 31, 2022	Balance	% of Total	Principal	Principal Balance
U.S. Bank, N.A.	$686	19%	$12,272	$9
The Huntington National Bank	456	13	3	354

	Regulatory Capital Stock		Advance	MPP Unpaid
December 31, 2021	Balance	% of Total	Principal	Principal Balance
U.S. Bank, N.A.	$186	7%	$3,272	$10
Third Federal Savings & Loan Association	163	6	3,179	29
Protective Life Insurance Company	143	6	2,800	—
Nationwide Life Insurance Company	143	6	2,702	—

Nonmember Affiliates. The FHLB has relationships with three nonmember affiliates, the Kentucky Housing Corporation, the Ohio Housing Finance Agency and the Tennessee Housing Development Agency. The FHLB had no investments in or borrowings to any of these nonmember affiliates at March 31, 2022 or December 31, 2021. The FHLB has executed standby bond purchase agreements with the Ohio Housing Finance Agency whereby the FHLB, for a fee, agrees as a liquidity provider if required, to purchase and hold the authority's bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bond according to a schedule established by the standby agreement. During the first three months of 2022 and 2021, the FHLB was not required to purchase any bonds under these agreements.

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

EXECUTIVE OVERVIEW

Recent Developments

During the first quarter of 2022, concerns about inflation, the impact of the Federal Reserve raising the target overnight Federal funds rate as well as speculation about its future actions, and further market volatility caused by Russia’s invasion of Ukraine were dominant themes. Additionally, the COVID-19 pandemic has caused lasting impacts on communities and businesses worldwide, including those in the Fifth District. Despite these challenges, we have continued to fulfill our mission of providing robust access to a key source of readily available and competitively priced wholesale funding to member financial institutions and supporting our commitment to affordable housing and community investment. Our capital and liquidity positions remained strong, as did our overall ability to fund operations through the issuance of Consolidated Obligations at acceptable interest costs. Additionally, overall residual credit risk exposure from our Credit Services, mortgage loan portfolio, investments, and derivative transactions has remained de minimis. We continue to monitor the changing economic landscape and effects of the COVID-19 pandemic, including any future variants, and are committed to assisting members and their communities as impacts related to the pandemic continue to unfold.

Financial Condition

Mission Assets and Activities
Primary Mission Assets (i.e., principal balances of Advances and mortgage loans held for portfolio) and Supplemental Mission Activities (i.e., Letters of Credit, Mandatory Delivery Contracts and standby bond purchase agreements) are the primary means by which we fulfill our mission with direct connections to members and what we refer to as Mission Assets and Activities. We regularly monitor our concentration of Mission Assets and Activities. One measure we use to assess mission achievement is our

Primary Mission Asset ratio, which measures the sum of average Advances and mortgage loans as a percentage of average Consolidated Obligations (adjusted for certain high-quality liquid assets, as permitted by regulation). In the first three months of 2022, the Primary Mission Asset ratio averaged 69 percent, slightly below the Finance Agency's preferred ratio of 70 percent. In assessing overall mission achievement, we also consider supplemental sources of Mission Assets and Activities, the most significant of which is Letters of Credit issued for the benefit of members.

The following table summarizes our Mission Assets and Activities.

	Ending Balances			Average Balances
	March 31,		December 31,	Three Months Ended March 31,		Year Ended December 31,
(In millions)	2022	2021	2021	2022	2021	2021
Primary Mission Assets (1):
Advances	$33,650	$24,157	$22,954	$33,328	$24,237	$23,721
Mortgage loans held for portfolio	7,379	8,391	7,402	7,461	8,876	7,931
Total Primary Mission Assets	$41,029	$32,548	$30,356	$40,789	$33,113	$31,652

Supplemental Mission Activities (2):
Letters of Credit (notional)	$33,813	$33,650	$34,637	$34,188	$32,031	$33,922
Mandatory Delivery Contracts (notional)	75	88	250	83	116	249
Standby bond purchase agreements (notional)	12	31	27	26	34	31
Total Supplemental Mission Activities	$33,900	$33,769	$34,914	$34,297	$32,181	$34,202
(1)Amounts represent principal balances.
(2)Amounts represent off-balance sheet commitments.

Advance principal balances increased $10.7 billion (47 percent) from year-end 2021. Similarly, average principal Advance balances for the three months ended March 31, 2022 increased $9.1 billion (38 percent) compared to the same period of 2021. The increase in Advances was primarily due to a few large-asset members accessing temporary liquidity because of uncertainties in the financial markets during the first quarter of 2022. Despite the increase in Advances, demand for Advances continues to be impacted by the unprecedented amount of liquidity in the financial markets as a result of governmental stimulus actions in response to the COVID-19 pandemic. Advance demand could improve as one or more of the following occur: reductions in government liquidity programs, changes in the Federal Reserve monetary policy, or a rise in interest rates.

Advance balances are often volatile because of members' ability to quickly, normally on the same day, increase or decrease their amount of Advances. We believe that a key benefit of membership comes from our business model as a wholesale lender GSE, which provides members flexibility in their Advance funding levels and helps support their asset-liability management needs. We act as a readily available source of funding for our members. Our business model is designed to support significant changes in asset levels without having to undergo material changes in staffing, operations, risk practices, or general resource needs. A key reason for this scalability is that our Capital Plan provides for additional capital when Advances grow and the opportunity for us to retire capital when Advances decline, thereby acting, along with our efficient level of operating expenses, to preserve competitive profitability.

The MPP principal balance was similar to the year-end 2021 balance, ending the first quarter of 2022 at $7.4 billion. During the first three months of 2022, we purchased $0.4 billion of mortgage loans, while principal reductions were $0.4 billion. Principal reductions in the first three months of 2022 trended much lower than the reductions in 2021 reflecting the rise in mortgage rates.

Letters of Credit remained elevated, ending the first quarter of 2022 at $33.8 billion, a two percent decrease from year-end 2021. Letters of Credit balances began increasing in the second half of 2020 and have remained strong primarily because of members using them to secure elevated levels of public unit deposits. We normally earn fees on Letters of Credit based on the actual average amount of the Letters utilized, which generally is less than the notional amount issued.

Investments
The balance of investments at March 31, 2022 was $37.8 billion, an increase of $8.4 billion (29 percent) from year-end 2021. At March 31, 2022, investments included $11.8 billion of MBS and $26.0 billion of other investments, which consisted primarily of highly-rated short-term instruments and longer-term U.S. Treasury and GSE obligations held for liquidity. All of our MBS held at March 31, 2022 were issued and guaranteed by Fannie Mae, Freddie Mac or a U.S. agency.

Investments averaged $35.0 billion in the first three months of 2022, an increase of $6.1 billion (21 percent) compared to the average during the same period of 2021. The increases in average and ending investment balances were primarily driven by funds from the maturities and prepayments of Advances near the end of the first quarter of 2022 being temporarily invested in short-term liquidity investments. The ending and average balances of MBS were also higher as we purchased $5.4 billion of new MBS over the last four quarters. The majority of these purchases were variable-rate MBS linked to the Secured Overnight Financing Rate (SOFR). Liquidity investments can vary significantly on a daily basis during times of volatility in Advance balances. We maintained a robust amount of asset liquidity throughout the first three months of 2022 across a variety of liquidity measures, as discussed in the "Liquidity Risk" section of "Quantitative and Qualitative Disclosures About Risk Management."

Capital
Capital adequacy surpassed all minimum regulatory capital requirements in the first three months of 2022. The GAAP and regulatory capital-to-assets ratios at March 31, 2022 were 5.39 percent and 6.08 percent, respectively. Both ratios exceeded the regulatory required minimum of four percent. Regulatory capital includes mandatorily redeemable capital stock accounted for as a liability under GAAP. GAAP and regulatory capital increased $0.5 billion and $1.0 billion, respectively, in the first three months of 2022. The increase in capital was driven by purchases of capital stock to support short-term Advance activity in the first quarter of 2022. Retained earnings totaled $1.3 billion at March 31, 2022, flat compared to year-end 2021. We believe the amount of retained earnings is sufficient to protect against members' impairment risk of their capital stock investment in the FHLB and to provide the opportunity to stabilize or increase future dividends.

Results of Operations

Overall Results
Our earnings over time reflect the combination of a stable business model and conservative management of risk. Key market driven factors that can cause significant periodic volatility in our profitability are changes in the level of interest rates, changes in spreads between benchmark interest rates and our short-term funding costs, recognition of net amortization from accelerated prepayments of mortgage assets, and fair value adjustments related to the use of derivatives and the associated hedged items. Our profitability may also be affected by our members' overall Advance demand, which is largely influenced by the monetary policies of the U.S. government and its agencies, including the Federal Reserve, and general economic conditions. The table below summarizes our results of operations.

	Three Months Ended March 31,		Year Ended December 31,
(Dollars in millions)	2022	2021	2021
Net income	$16	$19	$42
Affordable Housing Program assessments	2	2	5
Return on average equity (ROE)	1.48%	1.96%	1.08%
Return on average assets	0.09	0.12	0.07
Weighted average dividend rate	2.00	2.00	2.00
Dividend payout ratio (1)	76.8	74.2	126.8
Average overnight interest rates (2)	0.11	0.06	0.06
ROE spread to average overnight interest rates	1.37	1.90	1.02
Dividend rate spread to average overnight interest rates	1.89	1.94	1.94
(1)Dividend payout ratio is dividends declared in the period as a percentage of net income.
(2)Average overnight interest rates consist of SOFR and the Federal funds effective rate.

Net income decreased $3 million in the first three months of 2022 compared to the same period of 2021. The decline in profitability in the first quarter of 2022 compared to the first quarter of 2021 was primarily due to unrealized losses on certain derivatives and other financial instruments carried at fair value. This decline in profitability was partially offset by an increase in net interest income resulting from lower premium amortization in the first quarter of 2022. Premium amortization declined because of lower volumes of mortgage refinance activity given the increase in mortgage rates.
In the first three months of 2022, we accrued $2 million for the Affordable Housing Program (AHP) pool of funds, which will be available to members in 2023. In addition to the required AHP assessment, we provided voluntary sponsorship of two other housing programs. These programs provided funds to cover accessibility and emergency repairs for special needs and elderly homeowners and funds for the replacement or repair of homes damaged or destroyed by natural disasters within the Fifth District.
In March 2022, we paid stockholders a quarterly dividend at a 2.00 percent annualized rate on their capital investment in our company, which is 1.89 percentage points above first quarter average overnight interest rates.

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

	Quarter 1 2022		Year 2021		Quarter 1 2021
	Ending	Average	Ending	Average	Ending	Average
Federal funds effective	0.33%	0.12%	0.07%	0.08%	0.06%	0.08%
Secured Overnight Financing Rate (SOFR)	0.29	0.09	0.05	0.04	0.01	0.04
3-month LIBOR	0.96	0.51	0.21	0.16	0.19	0.20
2-year LIBOR	2.55	1.63	0.94	0.38	0.29	0.22
10-year LIBOR	2.41	2.01	1.58	1.45	1.78	1.35
2-year U.S. Treasury	2.34	1.43	0.73	0.26	0.16	0.13
10-year U.S. Treasury	2.34	1.93	1.51	1.43	1.74	1.31
15-year mortgage current coupon (1)	2.82	2.17	1.41	1.21	1.39	1.05
30-year mortgage current coupon (1)	3.49	2.83	2.07	1.84	2.04	1.68

(1)     Current coupon rate of Fannie Mae par MBS indications.

The Federal Reserve has begun to respond to inflationary concerns by increasing the target overnight Federal funds rate and indicating further expected rate hikes throughout 2022. At March 31, 2022 the target overnight Federal funds rate was in the range of 0.25 to 0.50 percent, an increase from the range of zero to 0.25 percent at December 31, 2021. In May 2022, the Federal Reserve increased the target overnight Federal funds rate by 0.50 percent to a range of 0.75 to 1.00 percent.

Average overnight rates were approximately five basis points higher in the first three months of 2022 compared to the same period of 2021, while average mortgage rates increased approximately 115 basis points. The substantial increase in mortgage rates in the first three months of 2022 benefited net income as it resulted in fewer homeowners refinancing, which decreased the amount of principal prepayments and lowered the associated premium amortization.

During the first three months of 2022, and all of 2021, the market risk exposure to changing interest rates was moderate overall and well within policy limits. We believe that longer-term profitability will be competitive, unless interest rates were to further increase significantly for a sustained period of time. In the short-term, profitability could decrease if long-term interest rates decline more than 150 basis points, leading to faster prepayments of mortgage assets.

Regulatory and Legislative Developments

Significant regulatory and legislative actions and developments for the period covered by this Report not previously disclosed are summarized below.

Proposed SEC Rule on Climate-related Disclosures
On March 21, 2022, the SEC issued a proposed rule on climate-related disclosures that would require us to expand the breadth, specificity and rigor of climate-related disclosures in our periodic reports. More specifically, the proposed rule would require us to disclose our:
▪direct and certain indirect greenhouse gas emissions;
▪climate transition plan, climate-related targets and progress toward such plan or targets;
▪climate-related risks over various time horizons and their impacts on our business;
▪climate-related risks in qualitative and quantitative terms in the notes to our financial statements; and
▪corporate governance of climate-related risks and risk management processes.

As proposed, we would become subject to certain disclosure requirements for our annual report for fiscal year 2024 and additional disclosure requirements for our annual report for fiscal year 2025. We continue to review the proposed rule, but expect that it would result in increased costs and complexity associated with our SEC reporting. While we are unable to quantify the anticipated costs at this time, we expect that compliance would require operational enhancements impacting many aspects of our business. We are unable to predict at this time whether the SEC will finalize the proposed rule, the extent to which any final rule will deviate from the proposed rule and the extent to which we would be required to comply with any final rule.

LIBOR Transition
We are planning for the replacement of LIBOR and the establishment of SOFR as the recommended alternative to LIBOR. Under the July 2017 and March 2021 announcements by the United Kingdom's Financial Conduct Authority (FCA), the one-week and two-month U.S. dollar LIBOR settings ceased to be provided by any administrator and were no longer representative as of January 1, 2022. The remaining U.S. dollar LIBOR settings will either cease to be provided by any administrator or no longer be representative immediately after June 30, 2023. Although the FCA does not expect these remaining LIBOR settings to become unrepresentative before the cessation date, there is no assurance that any of them will continue to be published or be representative through any particular date. In addition, the Adjustable Interest Rate (LIBOR) Act (LIBOR Act) was signed into law on March 15, 2022. The LIBOR Act provides a national, uniform approach to legacy contracts with inadequate or unworkable fallback provisions commencing from the LIBOR replacement date. For relevant contracts, the LIBOR Act will automatically impose a rate selected by the Federal Reserve Board based upon SOFR including any applicable tenor spread adjustment. The legislation also includes a safe harbor against liability for parties with contractual discretion who choose the Federal Reserve Board's SOFR-based rate to replace LIBOR.

Accordingly, we have developed and implemented a LIBOR transition plan to remediate our LIBOR-linked financial instruments and contracts. We have added or adjusted fallback language for our Advances and have worked with our counterparties to address over-the-counter derivative agreements referencing U.S. dollar LIBOR as part of our LIBOR transition efforts. As the market activity in SOFR-linked financial instruments has continued to develop, we have offered SOFR-linked Consolidated Obligations and SOFR-linked Advances on an ongoing basis. In addition, we have been using SOFR-based derivatives to manage interest-rate risk, purchasing SOFR-linked MBS, and converting certain LIBOR-based derivatives to SOFR. We expect to continue to convert certain LIBOR-based derivatives, in particular those with maturities after June 30, 2023, to an alternative reference rate prior to the cessation of LIBOR. Collectively, we believe these efforts have reduced our LIBOR exposure and have kept us on track for the full replacement of LIBOR.

The following table presents our remaining LIBOR-indexed Advances, investment securities and derivatives at March 31, 2022. At March 31, 2022, all of our variable rate Consolidated Obligations were linked to SOFR.

(In millions)	Maturing on or before June 30, 2023	Maturing after June 30, 2023
LIBOR-Indexed Variable Rate Financial Instruments
Advances by redemption term	$284	$3,008
MBS by contractual maturity (1)	—	4,311
Total principal amount	$284	$7,319
Derivatives, notional amount by termination date	$1,654	$2,527
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

ANALYSIS OF FINANCIAL CONDITION

Credit Services

Credit Activity and Advance Composition
The table below shows trends in Advance balances by major programs and in the notional amount of Letters of Credit.

(Dollars in millions)	March 31, 2022		December 31, 2021		March 31, 2021
	Balance	Percent(1)	Balance	Percent(1)	Balance	Percent(1)
Adjustable/Variable-Rate Indexed:
LIBOR	$3,292	10%	$3,295	14%	$5,433	22%
SOFR	426	1	123	1	118	1
Other	174	1	163	1	16	—
Total	3,892	12	3,581	16	5,567	23
Fixed-Rate:
Repurchase based (REPO)	14,496	43	3,980	17	3,787	16
Regular Fixed-Rate	9,656	29	9,773	42	9,047	37
Putable (2)	2,342	7	2,467	11	2,657	11
Amortizing/Mortgage Matched	1,464	4	1,533	7	1,872	8
Other	1,800	5	1,620	7	1,227	5
Total	29,758	88	19,373	84	18,590	77
Total Advances Principal	$33,650	100%	$22,954	100%	$24,157	100%

Letters of Credit (notional) (3)	$33,813		$34,637		$33,650
(1)As a percentage of total Advances principal.
(2)Excludes Putable Advances where the related put options have expired or where the Advance is indexed to a variable-rate. These Advances are classified based on their current terms.
(3)Represents the amount of an off-balance sheet obligation.

Advance principal balances at March 31, 2022 increased 47 percent compared to year-end 2021. The increase in Advances was primarily due to a few large-asset members accessing temporary liquidity because of uncertainties in the financial markets during the first quarter of 2022. Advance balances were considerably lower in 2021 because of the unprecedented amount of liquidity in the financial markets as a result of governmental stimulus actions in response to the COVID-19 pandemic. This factor has continued to impact most members' Advance demand during the first three months of 2022.

Letters of Credit are issued on behalf of members to support certain obligations of members (or members' customers) to third-party beneficiaries. Letters of Credit were elevated throughout 2021 and balances have remained high through the first quarter of 2022 as members continue to primarily use them to secure elevated levels of public unit deposits. Letters of Credit usually expire without being drawn upon.

Advance Usage
In addition to analyzing Advance balances by dollar trends, we monitor the degree to which members use Advances to fund their balance sheets. The following table shows the unweighted, average ratio of each member's Advance balance to its most-recently available figures for total assets.

	March 31, 2022	December 31, 2021
Average Advances-to-assets for members
Assets less than $1.0 billion (493 members)	1.37%	1.46%
Assets over $1.0 billion (124 members)	1.53	1.50
All members	1.41	1.47

The following tables present principal balances for the five members with the largest Advance borrowings.

(Dollars in millions)
March 31, 2022			December 31, 2021
Name	Principal Amount of Advances	Percent of Total Principal Amount of Advances	Name	Principal Amount of Advances	Percent of Total Principal Amount of Advances
U.S. Bank, N.A.	$12,272	36%	U.S. Bank, N.A.	$3,272	14%
Third Federal Savings and Loan Association	3,553	11	Third Federal Savings and Loan Association	3,179	14
Nationwide Life Insurance Company	2,748	8	Protective Life Insurance Company	2,800	12
Keybank National Association	2,101	6	Nationwide Life Insurance Company	2,702	12
Protective Life Insurance Company	2,000	6	Western-Southern Life Assurance Co.	1,487	6
Total of Top 5	$22,674	67%	Total of Top 5	$13,440	58%

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

Mortgage Loans Held for Portfolio (Mortgage Purchase Program, or MPP)

The table below shows principal purchases and reductions of loans in the MPP for the first three months of 2022. All loans acquired in the first three months of 2022 were conventional loans.

(In millions)	MPP Principal
Balance at December 31, 2021	$7,402
Principal purchases	392
Principal reductions	(415)
Balance at March 31, 2022	$7,379

We closely track the refinancing incentives of our mortgage assets (including loans in the MPP and MBS) because the option for homeowners to change their principal payments normally represents the largest portion of our market risk exposure and can affect MPP balances. MPP principal paydowns decreased in the first three months of 2022 to a 17 percent annual constant prepayment rate, compared to the 34 percent rate for all of 2021, driven by the increase in mortgage rates. Purchases of new MPP loans in the first three months of 2022 continued to offer favorable returns.

Overall, MPP yields on existing portfolio balances, relative to their market and credit risks, are expected to continue to generate a profitable long-term return.

Investments

The table below presents the ending and average balances of our investment portfolio.

	Three Months Ended		Year Ended
(In millions)	March 31, 2022		December 31, 2021
	Ending Balance	Average Balance	Ending Balance	Average Balance
Liquidity investments	$25,957	$23,534	$18,589	$18,576
MBS	11,816	11,109	10,803	9,186
Other investments (1)	—	356	—	340
Total investments	$37,773	$34,999	$29,392	$28,102
(1)The average balance includes the rights or obligations to cash collateral, which are included in the fair value of derivative assets or derivative liabilities on the Statements of Condition at period end.

Liquidity investments are either short-term (primarily overnight), or longer-term investments that can be easily sold and converted to cash. Under the regulatory requirements, liquidity includes certain high-quality liquid assets, which are defined as U.S. Treasury obligations with remaining maturities of 10 years or less held as trading securities or available-for-sale securities. It is normal for liquidity investments to vary by up to several billion dollars on a daily basis. Liquidity investment levels can vary significantly based on changes in the amount of actual Advances, anticipated demand for Advances, liquidity needs, the availability of acceptable net spreads, and the number of eligible counterparties that meet our unsecured credit risk criteria. The average balance of liquidity investments for the three months ended March 31, 2022 grew $5.0 billion (27 percent) from the average balance for all of 2021 because of additional liquidity investments being held in light of the increased Advance demand from a few large-asset members as previously mentioned. Additionally, the ending balance of liquidity investments was elevated at March 31, 2022 as a portion of these Advances matured or prepaid near the end of the first quarter of 2022, and the related funds were temporarily invested in short-term liquidity instruments.

Our overarching strategy for balances of MBS is to keep holdings as close as possible to the regulatory maximum. Finance Agency regulations prohibit us from purchasing MBS if our investment in these securities exceeds three times regulatory capital on the day we intend to purchase the securities. The ratio of MBS to regulatory capital was 2.47 at March 31, 2022. The MBS ratio was lower than our preference to hold it close to the 3.00 regulatory maximum primarily reflecting the rapid increase in regulatory capital as we issued $1.9 billion of capital stock to members in support of short-term Advance borrowings in the first quarter of 2022.

The balance of MBS at March 31, 2022 consisted of $10.7 billion of securities issued by Fannie Mae or Freddie Mac (of which $8.3 billion were floating-rate securities), and $1.1 billion of securities issued by Ginnie Mae (which are primarily fixed rate).
The table below shows principal purchases and paydowns of our MBS for the first three months of 2022. The majority of the purchases were variable-rate MBS linked to SOFR.

(In millions)	MBS Principal
Balance at December 31, 2021	$10,795
Principal purchases	1,522
Principal paydowns	(438)
Balance at March 31, 2022	$11,879

As mortgage rates rose in the first three months of 2022, MBS principal paydowns decreased to a 15 percent annual constant prepayment rate from the 26 percent rate experienced in all of 2021.

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

The table below presents the ending and average balances of our participations in Consolidated Obligations.

	Three Months Ended		Year Ended
(In millions)	March 31, 2022		December 31, 2021
	Ending Balance	Average Balance	Ending Balance	Average Balance
Discount Notes:
Unswapped	$26,596	$25,629	$19,418	$22,933
Swapped	5,076	11,204	10,426	3,156
Total par Discount Notes	31,672	36,833	29,844	26,089
Other items (1)	(22)	(15)	(6)	(1)
Total Discount Notes	31,650	36,818	29,838	26,088
Bonds:
Unswapped fixed-rate	14,325	15,658	16,112	18,840
Unswapped adjustable-rate (2)	20,615	9,933	850	6,710
Swapped fixed-rate	5,090	6,352	7,627	2,737
Total par Bonds	40,030	31,943	24,589	28,287
Other items (1)	(14)	8	13	24
Total Bonds	40,016	31,951	24,602	28,311
Total Consolidated Obligations (3)	$71,666	$68,769	$54,440	$54,399
(1)Includes unamortized premiums/discounts, fair value option valuation adjustments, hedging and other basis adjustments.
(2)At March 31, 2022 and December 31, 2021, all unswapped adjustable-rate Bonds were indexed to SOFR.
(3)The 11 FHLBanks have joint and several liability for the par amount of all of the Consolidated Obligations issued on their behalves. The par amount of the outstanding Consolidated Obligations for all of the FHLBanks was (in millions) $699,530 and $652,862 at March 31, 2022 and December 31, 2021, respectively.

The balances of Discount Notes and unswapped adjustable-rate Bonds in the first three months of 2022 were higher compared to the balances at year-end 2021 because of the growth in short-term Advances in the first quarter of 2022 as a few large-asset members sought temporary liquidity given the uncertainties in the financial markets.

The ending balances of unswapped Discount Notes and unswapped adjustable-rate Bonds at March 31, 2022 were higher than year-end 2021 because of the market environment at the end of the first quarter of 2022 favoring unswapped debt. We swap term Discount Notes and fixed-rate bonds to adjustable-rates in order to match the underlying rate reset periods to the assets the Discount Notes and Bonds are funding, as well as to reduce the repricing risk of Discount Notes.

Deposits

Total deposits with us are normally a relatively minor source of low-cost funding. Total interest-bearing deposits at March 31, 2022 were $1.5 billion, an increase of $0.1 billion compared to the balance at year-end 2021.

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

	Three Months Ended		Year Ended
(In millions)	March 31, 2022		December 31, 2021
	Period End	Average	Period End	Average
GAAP and Regulatory Capital
GAAP Capital Stock	$3,000	$3,101	$2,490	$2,585
Mandatorily Redeemable Capital Stock	529	174	21	19
Regulatory Capital Stock	3,529	3,275	2,511	2,604
Retained Earnings	1,297	1,295	1,293	1,304
Regulatory Capital	$4,826	$4,570	$3,804	$3,908

	Three Months Ended		Year Ended
	March 31, 2022		December 31, 2021
	Period End	Average	Period End	Average
GAAP and Regulatory Capital-to-Assets Ratio
GAAP	5.39%	5.76%	6.26%	6.40%
Regulatory (1)	6.08	5.98	6.28	6.44
(1)    At all times, the FHLB must maintain at least a four percent minimum regulatory capital-to-assets ratio.

Our business model is structured to be able to absorb sharp changes in assets because we can execute commensurate changes in liability and capital stock balances. For example, in the first three months of 2022, we issued $1.9 billion of capital stock to members in support of short-term Advance borrowings some of which were subsequently repaid prior to March 31, 2022. During the same period, $1.4 billion of capital stock was reclassified to mandatorily redeemable capital stock of which $0.9 billion was redeemed.

A portion of our capital stock is excess, meaning it is not required as a condition to being a member and is not currently capitalizing Mission Assets and Activities. Excess capital stock provides a base of capital to manage financial leverage at prudent levels, augments loss protections for bondholders, and may be used to capitalize a portion of growth in Mission Assets and Activities. At March 31, 2022, the amount of excess stock, as defined by our Capital Plan, was $469 million, similar to the balance at year-end 2021. The balance of excess stock may fluctuate as short-term Advance borrowings can be volatile.

See the "Capital Adequacy" section in “Quantitative and Qualitative Disclosures About Risk Management” for discussion of our retained earnings.

Membership and Stockholders

In the first three months of 2022, we added two new member stockholders and lost three member stockholders, ending the quarter at 617 member stockholders. One of the lost members merged with another Fifth District member and the other two lost members merged out of district.

RESULTS OF OPERATIONS

Components of Earnings and Return on Equity

The following table is a summary income statement for the three months ended March 31, 2022 and 2021. Each ROE percentage is computed by dividing income or expense for the category by the average amount of stockholders' equity for the period.

	Three Months Ended March 31,
(Dollars in millions)	2022		2021
	Amount	ROE (1)	Amount	ROE (1)
Net interest income	$81	7.45%	$76	7.96%
Non-interest income (loss):
Net gains (losses) on investment securities	(160)	(14.76)	(139)	(14.56)
Net gains (losses) on derivatives	97	8.95	97	10.19
Net gains (losses) on financial instruments held under fair value option	19	1.72	4	0.41
Other non-interest income, net	7	0.66	6	0.65
Total non-interest income (loss)	(37)	(3.43)	(32)	(3.31)
Total income	44	4.02	44	4.65
Non-interest expense	26	2.36	23	2.47
Affordable Housing Program assessments	2	0.18	2	0.22
Net income	$16	1.48%	$19	1.96%
(1)The ROE amounts have been computed using dollars in thousands. Accordingly, recalculations based upon the disclosed amounts in millions may produce nominally different results.

Details on the individual factors contributing to the level and changes in profitability are explained in the sections below.

Net Interest Income

Components of Net Interest Income
The following table shows selected components of net interest income.

	Three Months Ended March 31,
(Dollars in millions)	2022		2021
	Amount	% of Earning Assets	Amount	% of Earning Assets
Components of net interest rate spread:
Net (amortization)/accretion (1) (2)	$(11)	(0.06)%	$(28)	(0.19)%
Prepayment fees on Advances, net (2)	3	0.02	1	0.01
Other components of net interest rate spread	82	0.44	96	0.62
Total net interest rate spread	74	0.40	69	0.44
Earnings from funding assets with interest-free capital	7	0.03	7	0.05
Total net interest income/net interest margin (3)	$81	0.43%	$76	0.49%
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

Net Amortization/Accretion (generally referred to as "amortization"): Net amortization can become substantial and volatile with changes in interest rates. When mortgage rates decrease, premium amortization of mortgage assets generally increases, which reduces net interest income. In the three months ended March 31, 2022, net amortization decreased because of the rise in mortgage rates, which reduced mortgage refinance activity. Net amortization was higher in the first three months of 2021 given the considerable decline in mortgage rates that took place at the end of 2020 and continued into the first quarter of 2021.

Prepayment Fees on Advances: Fees for members' early repayment of certain Advances, which are included in net interest income, are designed to make us economically indifferent to whether members hold Advances to maturity or repay them before maturity. Advance prepayment fees were moderate in the three months ended March 31, 2022. The higher Advance prepayment fees in the three months ended March 31, 2022 reflected prepayments of a portion of the Advances that provided certain large-asset members access to temporary liquidity.

Other Components of Net Interest Rate Spread: The total other components of net interest rate spread decreased $14 million in the first three months of 2022 compared to the same period of 2021. The net decrease was primarily due to the factors below.

▪Lower spreads on shorter-term and floating-rate asset balances-Unfavorable: Lower spreads on shorter-term assets and floating-rate assets (including those that have been swapped to a floating rate) lowered net interest income by an estimated $15 million. However, the decrease in net interest income was mostly offset by lower non-interest losses primarily because of a $13 million decrease in the net interest settlements being paid on related derivatives not receiving hedge accounting.
▪Lower spreads earned on mortgage assets-Unfavorable: Lower spreads on the mortgage assets portfolio decreased net interest income by an estimated $3 million. The lower spreads were driven by the payoff of higher-yielding mortgages at a faster pace than the associated debt funding them.
▪Lower unrealized gains on designated fair value hedges-Unfavorable: Net unrealized gains on hedged items and derivatives in qualifying fair value hedge relationships were lower by $3 million.
▪Lower average balances of mortgage loans held for portfolio-Unfavorable: The $1.5 billion decrease in the average balance of mortgage loans held for portfolio lowered net interest income by an estimated $2 million. Mortgage balances declined because of the acceleration of principal cash flows driven by historically low mortgage interest rates in 2021.
▪Higher average Advance balances-Favorable: The $8.8 billion increase in the average balance of Advances improved net interest income by an estimated $6 million.

▪Higher average balances of investments-Favorable: Increases of $1.7 billion in average MBS and $4.4 billion in average liquidity investment balances improved net interest income by an estimated $3 million.

Earnings from Capital: Earnings from capital were $7 million in the three months ended March 31, 2022, and were flat compared to the same period of 2021.

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

(Dollars in millions)	Three Months Ended			Three Months Ended
	March 31, 2022			March 31, 2021
	Average Balance	Interest	Average Rate (1)	Average Balance	Interest	Average Rate (1)
Assets:
Advances	$33,370	$48	0.58%	$24,546	$43	0.70%
Mortgage loans held for portfolio (2)	7,642	49	2.58	9,096	44	1.98
Federal funds sold and securities purchased under resale agreements	11,797	4	0.14	8,123	2	0.08
Interest-bearing deposits in banks (3)	735	—	0.10	864	—	0.10
MBS (4)	11,114	25	0.91	9,421	31	1.32
Other investments (4)	11,336	42	1.50	10,446	58	2.27
Loans to other FHLBanks	—	—	—	—	—	—
Total interest-earning assets	75,994	168	0.90	62,496	178	1.15
Other assets	405			569
Total assets	$76,399			$63,065
Liabilities and Capital:
Term deposits	$80	—	0.20	$109	—	0.34
Other interest bearing deposits (3)	1,630	—	0.03	1,354	—	0.02
Discount Notes	36,818	11	0.12	26,651	5	0.08
Unswapped fixed-rate Bonds	15,670	71	1.82	17,544	88	2.03
Unswapped adjustable-rate Bonds	9,933	3	0.14	11,045	3	0.10
Swapped Bonds	6,348	1	0.08	1,561	6	1.48
Mandatorily redeemable capital stock	175	1	1.92	19	—	2.01
Other borrowings	—	—	—	—	—	—
Total interest-bearing liabilities	70,654	87	0.50	58,283	102	0.71
Non-interest bearing deposits	—			—
Other liabilities	1,345			914
Total capital	4,400			3,868
Total liabilities and capital	$76,399			$63,065

Net interest rate spread			0.40%			0.44%
Net interest income and net interest margin (5)		$81	0.43%		$76	0.49%
Average interest-earning assets to interest-bearing liabilities			107.56%			107.23%
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

Rates and corresponding levels of interest income and expense on certain interest-bearing assets and liabilities decreased in the three months ended March 31, 2022 compared to the same period of 2021 as some longer-term assets and liabilities have not yet repriced to the recent increases in interest rates.

Volume/Rate Analysis
Changes in both average balances (volume) and interest rates influence changes in net interest income, as shown in the following table.

(In millions)	Three Months Ended March 31, 2022 over 2021
	Volume (1)(3)	Rate (2)(3)	Total
Increase (decrease) in interest income
Advances	$13	$(8)	$5
Mortgage loans held for portfolio	(8)	13	5
Federal funds sold and securities purchased under resale agreements	1	1	2
Interest-bearing deposits in banks	—	—	—
MBS	5	(11)	(6)
Other investments	5	(21)	(16)
Loans to other FHLBanks	—	—	—
Total	16	(26)	(10)
Increase (decrease) in interest expense
Term deposits	—	—	—
Other interest-bearing deposits	—	—	—
Discount Notes	3	3	6
Unswapped fixed-rate Bonds	(9)	(8)	(17)
Unswapped adjustable-rate Bonds	(1)	1	—
Swapped Bonds	5	(10)	(5)
Mandatorily redeemable capital stock	1	—	1
Other borrowings	—	—	—
Total	(1)	(14)	(15)
Increase (decrease) in net interest income	$17	$(12)	$5
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

(In millions)	Three Months Ended March 31,
	2022	2021
Advances:
Gains (losses) on designated fair value hedges	$2	$4
Net interest settlements included in net interest income	(22)	(33)
Investment securities:
Gains (losses) on designated fair value hedges	—	1
Net interest settlements included in net interest income	(13)	(1)
Mortgage loans:
Amortization of derivative fair value adjustments in net interest income	(1)	(4)
Increase (decrease) to net interest income	$(34)	$(33)

Most of our use of derivatives is to synthetically convert the fixed interest rates on certain Advances, investments and Consolidated Obligations to adjustable rates tied to an eligible benchmark rate (e.g., LIBOR, the Federal funds effective rate, or SOFR). In the first three months of 2022 and 2021, the low short-term benchmark interest rates resulted in net interest settlements being paid on certain Advances and investments where the fixed interest rates were converted to adjustable-coupon rates. The slightly larger negative effect of derivatives on net interest income in the three months ended March 31, 2022 was primarily due to the increased usage of fair value hedge accounting for certain investment securities. The fluctuation in earnings from the use of derivatives was acceptable because it enabled us to lower market risk exposure by matching actual cash flows between assets and liabilities more closely and efficiently than would otherwise occur.

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

(In millions)	Advances	Investment Securities	Mortgage Loans	Bonds	Discount Notes	Balance Sheet (1)	Other	Total
Three Months Ended March 31, 2022
Net effect of derivatives and hedging activities
Gains (losses) on derivatives not receiving hedge accounting	$1	$146	$(6)	$(5)	$(9)	$1	$—	$128
Net interest settlements on derivatives not receiving hedge accounting	—	(32)	—	—	1	—	—	(31)
Price alignment amount	—	—	—	—	—	—	—	—
Net gains (losses) on derivatives	1	114	(6)	(5)	(8)	1	—	97
Gains (losses) on trading securities (2)	—	(160)	—	—	—	—	—	(160)
Gains (losses) on financial instruments held under fair value option (3)	(1)	—	—	11	9	—	—	19
Total net effect on non-interest income	$—	$(46)	$(6)	$6	$1	$1	$—	$(44)

Three Months Ended March 31, 2021
Net effect of derivatives and hedging activities
Gains (losses) on derivatives not receiving hedge accounting	$1	$143	$(3)	$(4)	$—	$4	$—	$141
Net interest settlements on derivatives not receiving hedge accounting	—	(48)	—	4	—	—	—	(44)
Net gains (losses) on derivatives	1	95	(3)	—	—	4	—	97
Gains (losses) on trading securities (2)	—	(139)	—	—	—	—	—	(139)
Gains (losses) on financial instruments held under fair value option (3)	(1)	—	—	5	—	—	—	4
Total net effect on non-interest income	$—	$(44)	$(3)	$5	$—	$4	$—	$(38)

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

The primary driver of the net losses on derivatives and hedging activities in both periods was the net interest settlements being paid on investments where the fixed interest rates were converted to adjustable-coupon rates. The effect of derivatives and hedging activities was more unfavorable in the first three months of 2022 primarily because of higher unrealized losses on investments we expect to hold to maturity and higher losses on commitments to purchase mortgages given the rise in mortgage rates. As noted above, the fluctuation in earnings from the use of derivatives was acceptable because it enabled us to lower market risk exposure.

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

Non-Interest Expense

The following table presents non-interest expense.

	Three Months Ended March 31,
(In millions)	2022	2021
Non-interest expense
Compensation and benefits	$14	$13
Other operating expense	6	6
Finance Agency	2	2
Office of Finance	2	1
Other	2	1
Total non-interest expense	$26	$23

Our business is designed to support significant changes in asset levels without having to undergo material changes in staffing, operations, risk practices, or general resource needs. Accordingly, the components of non-interest expense did not change materially in the first three months of 2022 compared to the same period of 2021.

Segment Information

Note 11 of the Notes to Unaudited Financial Statements presents information on our two operating business segments. We manage financial operations and market risk exposure primarily at the macro level, and within the context of the entire balance sheet, rather than exclusively at the level of individual segments. Under this approach, the market risk/return profile of each segment may not match, or possibly even have the same trends as, what would occur if we managed each segment on a stand-alone basis. The tables below summarize each segment's operating results for the periods shown.

(Dollars in millions)	Traditional Member Finance	MPP	Total
Three Months Ended March 31, 2022
Net interest income (loss)	$77	$4	$81
Net income (loss)	$20	$(4)	$16
Average assets	$66,030	$10,369	$76,399
Assumed average capital allocation	$3,803	$597	$4,400
Return on average assets (1)	0.12%	(0.16)%	0.09%
Return on average equity (1)	2.15%	(2.76)%	1.48%
Three Months Ended March 31, 2021
Net interest income (loss)	$87	$(11)	$76
Net income (loss)	$32	$(13)	$19
Average assets	$51,265	$11,800	$63,065
Assumed average capital allocation	$3,144	$724	$3,868
Return on average assets (1)	0.25%	(0.46)%	0.12%
Return on average equity (1)	4.14%	(7.48)%	1.96%

(1)Amounts used to calculate returns are based on numbers in thousands. Accordingly, recalculations based upon the disclosed amounts in millions may not produce the same results.

Traditional Member Finance Segment
Net income decreased in the first three months of 2022 compared to the same period of 2021 primarily because of unrealized losses on certain derivatives and other financial instruments carried at fair value. This negative factor was partially offset by higher net interest income given the increases in average balances of Advances and investments in the first quarter of 2022.

MPP Segment
The MPP segment experienced net losses in the first three months of 2022 and 2021. Results in the first three months of 2022 improved compared to the same period of 2021 because of lower net amortization, as refinancing activity fell given the rise in mortgage rates. However, the lower net amortization in the first quarter of 2022 was partially offset by losses on derivatives.

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

Market Value of Equity

(Dollars in millions)	Down 300	Down 200	Down 100	Flat Rates	Up 100	Up 200	Up 300
Average Results
2022 Year-to-Date
Market Value of Equity	$4,911	$4,861	$4,753	$4,699	$4,592	$4,473	$4,390
% Change from Flat Case	4.5%	3.4%	1.1%	—	(2.3)%	(4.8)%	(6.6)%
2021 Full Year
Market Value of Equity	$3,916	$3,920	$3,921	$3,942	$3,878	$3,771	$3,705
% Change from Flat Case	(0.6)%	(0.6)%	(0.5)%	—	(1.6)%	(4.3)%	(6.0)%
Month-End Results
March 31, 2022
Market Value of Equity	$4,998	$4,852	$4,798	$4,740	$4,650	$4,554	$4,465
% Change from Flat Case	5.4%	2.4%	1.2%	—	(1.9)%	(3.9)%	(5.8)%
December 31, 2021
Market Value of Equity	$3,977	$3,977	$3,865	$3,858	$3,767	$3,628	$3,525
% Change from Flat Case	3.1%	3.1%	0.2%	—	(2.4)%	(6.0)%	(8.6)%
Duration of Equity

(In years)	Down 300	Down 200	Down 100	Flat Rates	Up 100	Up 200	Up 300
Average Results
2022 Year-to-Date	1.0	2.6	0.6	1.7	2.7	2.3	1.7
2021 Full Year	(0.1)	(0.2)	(0.6)	1.0	2.6	2.5	1.0
Month-End Results
March 31, 2022	3.0	2.3	0.8	1.6	2.2	2.0	2.0
December 31, 2021	—	0.7	2.0	1.4	3.4	3.6	2.1

The overall market risk exposure to changing interest rates was well within policy limits during the periods presented. At March 31, 2022, market risk exposure to falling rate shocks benefited from the rapid increase in mortgage interest rates in the first quarter of 2022 while exposure to rising rates remained stable. The duration of equity, which provides an estimate of the change in market value of equity to further changes in interest rates, remained well within policy limits.

Based on the totality of our risk analysis, we expect that profitability, defined as the level of ROE compared with short-term market rates, will be competitive over the long term unless interest rates increase further by large amounts in a short period of time. Substantial declines in long-term interest rates could decrease income temporarily before reverting to average levels. This temporary reduction in income would be driven by additional recognition of mortgage asset premiums as the further incentive for borrowers to refinance results in faster than anticipated repayments of those mortgage assets.

Market Risk Exposure of the Mortgage Assets Portfolio
The mortgage assets portfolio normally accounts for almost all market risk exposure because of prepayment volatility that we cannot completely hedge while maintaining sufficient net spreads. Sensitivities of the market value of equity allocated to the mortgage assets portfolio under interest rate shocks (in basis points) are shown below. The average mortgage assets portfolio had an assumed capital allocation of $1.1 billion in the first three months of 2022 based on the entire balance sheet's average regulatory capital-to-assets ratio. Average results shown in the table below are compiled using data for each month end. The market value sensitivities are one measure we use to analyze the portfolio's estimated market risk exposure.

% Change in Market Value of Equity-Mortgage Assets Portfolio

	Down 300	Down 200	Down 100	Flat Rates	Up 100	Up 200	Up 300
Average Results
2022 Year-to-Date	(0.7)%	(0.8)%	1.2%	—	(5.1)%	(11.1)%	(14.9)%
2021 Full Year	(11.2)%	(10.7)%	(5.9)%	—	(1.4)%	(5.8)%	(7.7)%
Month-End Results
March 31, 2022	1.4%	0.9%	1.6%	—	(4.0)%	(8.3)%	(12.4)%
December 31, 2021	(4.8)%	(4.8)%	(2.8)%	—	(3.4)%	(9.9)%	(14.4)%

The average risk exposure of the mortgage assets portfolio in the first three months of 2022 remained aligned with our preference to keep our exposure to market risk at a moderate level. The variances between periods primarily reflect the impact of higher long-term interest rates observed in the first three months of 2022 combined with the shift in composition of the mortgage asset portfolio, which was accelerated by rapid repayments of mortgage assets throughout 2021. We believe the mortgage asset portfolio will continue to provide an acceptable risk-adjusted return consistent with our risk appetite philosophy.

Capital Adequacy

Retained Earnings
We must hold sufficient capital to protect against exposure to various risks, including market, credit, and operational risks. We regularly conduct a variety of measurements and assessments for capital adequacy. At March 31, 2022, our capital management policy set forth approximately $370 million as the minimum amount of retained earnings we believe is necessary to mitigate impairment risk.

The following table presents retained earnings.

(In millions)	March 31, 2022	December 31, 2021
Unrestricted retained earnings	$784	$783
Restricted retained earnings (1)	513	510
Total retained earnings	$1,297	$1,293
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

	March 31, 2022	December 31, 2021
Market Value of Equity to Par Value of Regulatory Capital Stock - Base Case (Flat Rates) Scenario	134%	154%
Market Value of Equity to Par Value of Regulatory Capital Stock - Down Shock (1)	136	154
Market Value of Equity to Par Value of Regulatory Capital Stock - Up Shock (2)	129	145
(1)    Represents down shocks of 150 basis points and 100 basis points for March 31, 2022 and December 31, 2021, respectively.
(2)    Represents an up shock of 200 basis points.

A base case value below 100 percent could indicate that, in the remote event of an immediate liquidation scenario involving redemption of all capital stock, capital stock may be returned to stockholders at a value below par. This could be due to experiencing risks that lower the market value of capital and/or to having an insufficient amount of retained earnings. In the first three months of 2022, the market capitalization ratios in the scenarios presented continued to be above our policy requirements, declining modestly in the first quarter driven by rapid capital growth to support Advance demand. The base case ratio at March 31, 2022 was still well above 100 percent because retained earnings were 37 percent of regulatory capital stock and we maintained stable market risk exposure.

The following table presents the market value of equity to the book value of total capital and mandatorily redeemable capital stock.

	March 31, 2022	December 31, 2021
Market Value of Equity to Book Value of Capital - Base Case (Flat Rates) Scenario (1)	99%	101%
Market Value of Equity to Book Value of Capital - Down Shock (1)(2)	100	101
Market Value of Equity to Book Value of Capital - Up Shock (1)(3)	95	95
(1)    Capital includes total capital and mandatorily redeemable capital stock.
(2)    Represents down shocks of 150 basis points and 100 basis points for March 31, 2022 and December 31, 2021, respectively.
(3)    Represents an up shock of 200 basis points.

A base-case value below 100 percent indicates that we have realized or could realize risks (especially market risk), such that the market value of total capital owned by stockholders is below the book value of total capital. The base-case ratio of 99 percent at
March 31, 2022 indicates that the market value of total capital is $62 million below the book value of total capital. In a scenario in which interest rates increase 200 basis points, the market value of total capital would be $248 million below the book value of total capital. This indicates that in a liquidation scenario, stockholders would not receive the full sum of their total equity ownership in the FHLB. We believe the likelihood of a liquidation scenario is extremely remote; and therefore, we accept the risk of diluting equity ownership in such a scenario. Both ratios remained stable relative to the prior period as they are unaffected by large swings in capital stock balances.

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

Collateral: We require each member to provide a security interest in eligible collateral before it can undertake any secured borrowing. Eligible loan collateral types include the following: single- and multi-family residential, home equity, commercial real estate, government guaranteed and farm real estate. Eligible security types include those that are government or agency backed, along with highly-rated private-label residential and commercial mortgage-backed securities. We have conservative eligibility criteria within each of the above asset types. The estimated value of pledged collateral is discounted in order to offset market, credit, and liquidity risks that may affect the collateral's realizable value in the event it must be liquidated. At March 31, 2022, total collateral pledged of $418.0 billion resulted in total borrowing capacity of $341.3 billion of which $67.5 billion was used to support outstanding Advances and Letters of Credit. Borrowers often pledge collateral in excess of their collateral requirement to demonstrate access to liquidity and to have the ability to borrow additional amounts in the future. Over-collateralization by one member is not applied to another member.

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

Member Failures, Closures, and Receiverships: There have been no member failures in 2022 through the date of this filing.

MPP
Overview: The residual amount of credit risk exposure to loans in the MPP is minimal, based on the same factors described in the 2021 Annual Report on Form 10-K. We believe, based on our analysis, that future credit losses will not harm capital adequacy and will not significantly affect profitability except under the most extreme and unlikely credit conditions.

Conventional Loan Portfolio Characteristics: The levels of loan-to-value ratios are consistent with the portfolio's excellent credit quality. At March 31, 2022, the weighted average loan-to-value ratios for conventional loans based on origination values and estimated current values were 72 percent and 49 percent, respectively. The estimated weighted average current loan-to-value ratio was the same as the ratio at December 31, 2021 as home values have remained stable.

Credit Performance: The table below provides an analysis of conventional loans delinquent or in the process of foreclosure, along with the national average serious delinquency rate.

	Conventional Loan Delinquencies
(Dollars in millions)	March 31, 2022	December 31, 2021
Early stage delinquencies - unpaid principal balance (1)	$40	$33
Serious delinquencies - unpaid principal balance (2)	$19	$24
Early stage delinquency rate (3)	0.6%	0.5%
Serious delinquency rate (4)	0.3%	0.3%
National average serious delinquency rate (5)	2.0%	2.3%
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
(5)National average number of fixed-rate prime and subprime conventional loans that are 90 days or more past due or in the process of foreclosure is based on the most recent national delinquency data available. The March 31, 2022 rate is based on December 31, 2021 data.

Overall, the MPP has experienced a minimal amount of delinquencies, with delinquency rates continuing to be well below national averages. This further supports our view that the portfolio is comprised of high-quality, well-performing loans.

Credit Enhancements: Conventional mortgage loans are supported against credit losses by various combinations of primary mortgage insurance (PMI), supplemental mortgage insurance (SMI) (for loans purchased before February 2011), and the Lender Risk Account (LRA). The LRA is a hold back of a portion of the initial purchase price to cover expected credit losses for a specific pool of loans. Starting after five years from the loan purchase date, we may return the hold back to Participating Financial Institutions (PFIs) if they manage credit risk to predefined acceptable levels of exposure on the loan pools they sell to us. As a result, some pools of loans may have sufficient credit enhancements to recapture all losses while other pools of loans may not. The LRA had balances of $254 million and $252 million at March 31, 2022 and December 31, 2021, respectively. For more information, see Note 5 of the Notes to Unaudited Financial Statements.

Credit Losses: Residual credit risk exposure depends on the actual and potential credit performance of the loans in each pool compared to the pool's equity (on individual loans) and credit enhancements, including PMI, the LRA, and SMI. Our available credit enhancements at March 31, 2022 were ample and able to cover nearly all of the estimated gross credit losses. As a result, estimated credit losses at March 31, 2022 were less than $1 million. Estimated credit losses, after credit enhancements, are accounted for in the allowance for credit losses or as a charge off (i.e., a reduction to the principal of mortgage loans held for portfolio). In addition, we have assessed that we do not have any credit risk exposure to our PMI providers, and our estimation of credit exposure to SMI providers was not material at March 31, 2022 or December 31, 2021.

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

(In millions)	March 31, 2022
	Long-Term Rating
	AA	A	Total
Unsecured Liquidity Investments
Interest-bearing deposits	$—	$435	$435
Federal funds sold	1,514	6,545	8,059
Total unsecured liquidity investments	1,514	6,980	8,494
Guaranteed/Secured Liquidity Investments
Securities purchased under agreements to resell	5,775	250	6,025
U.S. Treasury obligations	9,673	—	9,673
GSE obligations	1,765	—	1,765
Total guaranteed/secured liquidity investments	17,213	250	17,463
Total liquidity investments	$18,727	$7,230	$25,957

	December 31, 2021
	Long-Term Rating
	AA	A	Total
Unsecured Liquidity Investments
Interest-bearing deposits	$—	$340	$340
Federal funds sold	975	4,530	5,505
Total unsecured liquidity investments	975	4,870	5,845
Guaranteed/Secured Liquidity Investments
Securities purchased under agreements to resell	1,282	—	1,282
U.S. Treasury obligations	9,577	—	9,577
GSE obligations	1,885	—	1,885
Total guaranteed/secured liquidity investments	12,744	—	12,744
Total liquidity investments	$13,719	$4,870	$18,589

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

(In millions)	March 31, 2022
	Counterparty Rating
Domicile of Counterparty	AA	A	Total
Domestic	$—	$435	$435
U.S. branches and agency offices of foreign commercial banks:
Canada	1,360	2,075	3,435
Australia	—	1,360	1,360
Netherlands	—	875	875
Sweden	—	875	875
Germany	—	780	780
Belgium	—	290	290
France	—	290	290
Finland	154	—	154
Total U.S. branches and agency offices of foreign commercial banks	1,514	6,545	8,059
Total unsecured investment credit exposure	$1,514	$6,980	$8,494

The following table presents the remaining contractual maturity of our unsecured investment credit exposure by the domicile of the counterparty or the domicile of the counterparty's immediate parent for U.S. branches and agency offices of foreign commercial banks.

(In millions)	March 31, 2022
Domicile of Counterparty	Overnight	Total
Domestic	$435	$435
U.S. branches and agency offices of foreign commercial banks:
Canada	3,435	3,435
Australia	1,360	1,360
Netherlands	875	875
Sweden	875	875
Germany	780	780
Belgium	290	290
France	290	290
Finland	154	154
Total U.S. branches and agency offices of foreign commercial banks	8,059	8,059
Total unsecured investment credit exposure	$8,494	$8,494

We are prohibited by Finance Agency regulation from investing in financial instruments issued by non-U.S. entities. Furthermore, we restrict a significant portion of unsecured lending to overnight maturities, which further limits credit risk exposure.

MBS:
GSE MBS
At March 31, 2022, $10.7 billion of MBS held were GSE securities issued by Fannie Mae and Freddie Mac, which provide credit safeguards by guaranteeing either timely or ultimate payments of principal and interest. We believe that the conservatorships of Fannie Mae and Freddie Mac lower the chance that they would not be able to fulfill their credit guarantees. In addition, based on the data available to us and our purchase practices, we believe that most of the mortgage loans backing our GSE MBS are of high quality with acceptable credit performance.

MBS Issued by Other Government Agencies
We also invest in MBS issued and guaranteed by Ginnie Mae. These investments totaled $1.1 billion at March 31, 2022. We believe that the strength of Ginnie Mae's guarantee and backing by the full faith and credit of the U.S. government is sufficient to protect us against credit losses on these securities.

Derivatives
Credit Risk Exposure: We mitigate most of the credit risk exposure resulting from derivative transactions through collateralization or use of daily settled contracts. The table below presents the lowest long-term counterparty credit ratings provided by Standard & Poor's, Moody's, and/or Fitch Advisory Services for derivative positions to which we had credit risk exposure at March 31, 2022. The historical or current ratings displayed in this table should not be taken as an indication of future ratings.

(In millions)
	Total Notional	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged to (from) Counterparties	Net Credit Exposure to Counterparties
Nonmember counterparties:
Asset positions with credit exposure:
Cleared derivatives (1)	$652	$—	$3	$3
Liability positions with credit exposure:
Uncleared derivatives:
A-rated	721	(1)	2	1
BBB-rated	2,517	(33)	33	—
Total uncleared derivatives	3,238	(34)	35	1
Cleared derivatives (1)	26,616	(10)	324	314
Total derivative positions with credit exposure to nonmember counterparties	30,506	(44)	362	318
Member institutions (2)	3	—	—	—
Total	$30,509	$(44)	$362	$318
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

At March 31, 2022, the net exposure of uncleared derivatives with residual credit risk exposure was $1 million. If interest rates rise or the composition of our derivatives change resulting in an increase to our gross exposure to uncleared derivatives, the contractual collateral provisions in these derivatives would limit our net exposure to acceptable levels.

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

We believe our liquidity position, as well as that of the System, continued to be strong during the first three months of 2022. Our overall ability to effectively fund our operations through debt issuances remained sufficient. Investor demand for System debt was robust in the first three months of 2022, as investors continued to prefer short-term, high-quality money market instruments. We believe the possibility of a liquidity or funding crisis in the System that would impair our ability to participate, on a cost-effective basis, in issuances of debt, service outstanding debt, maintain adequate capitalization, or pay competitive dividends is remote.

The System works collectively to manage and monitor the System-wide liquidity and funding risks. Liquidity risk includes the risk that the System could have difficulty rolling over short-term Obligations when market conditions change, also called refinancing risk. The System has a large reliance on short-term funding; therefore, it has a sharp focus on managing liquidity risk to very low levels. As shown on the unaudited Statements of Cash Flows, in the first three months of 2022, our portion of the System's debt issuances totaled $69.6 billion for Discount Notes and $22.0 billion for Bonds. Access to short-term debt markets has been reliable because investors, driven by liquidity preferences and risk aversion, have sought the System’s short-term debt, which has resulted in strong demand for debt maturing in one year or less.

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

The Finance Agency establishes the expectations with respect to the maintenance of sufficient liquidity without access to the capital markets for a specified number of days, which was set as a period of between 10 to 30 calendar days in the base case. Under these expectations, all Advance maturities are assumed to renew, unless the Advances relate to former members who are ineligible to borrow new Advances. The maintenance of sufficient liquidity is intended to provide additional assurance that we can continue to provide Advances and Letters of Credit to members over an extended period without access to the capital markets. As of March 31, 2022, our days of positive daily cash balances were within these expectations.

The Finance Agency also provides guidance related to asset/liability maturity funding gap limits. Funding gap metrics measure the difference between assets and liabilities that are scheduled to mature during a specified period of time and are expressed as a percentage of total assets. Although subject to change depending on conditions in the financial markets, the current regulatory requirement for funding gaps is between -10 percent to -20 percent for the three-month maturity horizon and is between -25 percent to -35 percent for the one-year maturity horizon. As of March 31, 2022, we were operating within those limits.

To support our member deposits, we also must meet a statutory deposit reserve requirement. The sum of our investments in obligations of the United States, deposits in eligible banks or trust companies, and Advances with a final maturity not exceeding five years must equal or exceed the current amount of member deposits. The following table presents the components of this liquidity requirement.

(In millions)	March 31, 2022	December 31, 2021
Deposit Reserve Requirement
Total Eligible Deposit Reserves	$48,917	$35,230
Total Member Deposits	(1,510)	(1,416)
Excess Deposit Reserves	$47,407	$33,814

Member Concentration Risk

We regularly assess concentration risks from business activity. We believe that the concentration of Advance activity is consistent with our risk management philosophy, and the impact of borrower concentration on market risk, credit risk, and operational risk, after considering mitigating controls, is minimal.

Operational Risks

There were no material developments regarding our operational risk exposure during the first three months of 2022.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes in the first three months of 2022 to our critical accounting policies and estimates. Our critical accounting policies and estimates are described in detail in our 2021 Annual Report on Form 10-K.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Information required by this Item is set forth under the caption “Quantitative and Qualitative Disclosures About Risk Management” in Part I, Item 2, of this Report.

Item 4.    Controls and Procedures.

DISCLOSURE CONTROLS AND PROCEDURES

The FHLB's management, including its principal executive officer and principal financial officer, evaluate the effectiveness of the FHLB's disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, these two officers each concluded that, as of March 31, 2022, the FHLB maintained effective disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that it files under the Exchange Act is (1) accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

The FHLB's management, including its principal executive officer and principal financial officer, evaluate the FHLB's internal control over financial reporting. Based upon that evaluation, these two officers each concluded that there were no changes in the FHLB's internal control over financial reporting that occurred during the quarter ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, the FHLB's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

Information regarding legal proceedings is set forth in Note 13 - Commitments and Contingencies in Part I, Item 1, of this Report.

Item 1A.    Risk Factors.

For a discussion of our risk factors, see Part I, Item 1A. "Risk Factors" in our 2021 Annual Report on Form 10-K. There have been no material changes from the risk factors in our 2021 Annual Report on Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

None.

Item 6.    Exhibits.

Exhibit Number (1)	Description of exhibit	Document filed or furnished, as indicated below

4.1	Capital Plan, effective April 18, 2022	Filed Herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	Filed Herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	Filed Herewith

32	Section 1350 Certifications	Furnished Herewith

101.INS	XBRL Instance Document	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document	Filed Herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed Herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed Herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed Herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed Herewith

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed Herewith
(1)     Numbers coincide with Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 5th day of May 2022.

FEDERAL HOME LOAN BANK OF CINCINNATI
(Registrant)

By:	/s/ Andrew S. Howell
Andrew S. Howell
President and Chief Executive Officer
(principal executive officer)

By:	/s/ Stephen J. Sponaugle
Stephen J. Sponaugle
Executive Vice President - Chief Financial Officer
(principal financial officer)