Form 10-K
period 2022-12-31
Federal Home Loan Bank of Cincinnati
filed 2023-03-16
CIK 1326771

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
☐ Yes   ☒ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes   ☒ No

Page 1 of	161

The capital stock of the registrant is not listed on any securities exchange or quoted on any automated quotation system, only may be owned by members and former members and is transferable only at its par value of $100 per share. At June 30, 2022, the aggregate par value of all Class B stock held by members and former members was $4,434,226,900. As of February 28, 2023, the registrant had 48,287,586 shares of capital stock outstanding, which included stock classified as mandatorily redeemable.
Documents Incorporated by Reference: None

PART I

Special Cautionary Notice Regarding Forward Looking Information

This report contains forward-looking statements that describe the objectives, expectations, estimates, and assessments of the Federal Home Loan Bank of Cincinnati (the FHLB). These statements use words such as “anticipates,” “expects,” “believes,” “could,” “estimates,” “may,” and “should.” By their nature, forward-looking statements relate to matters involving risks or uncertainties, some of which we may not be able to know, control, or completely manage. Actual future results could differ materially from those expressed or implied in forward-looking statements or could affect the extent to which we are able to realize an objective, expectation, estimate, or assessment. Some of the risks and uncertainties that could affect our forward-looking statements include the following:

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

▪political, national or world events, acts of war, including the current conflict in Ukraine, civil unrest, terrorism, natural disasters, climate change, pandemics, such as the COVID-19 pandemic, or other catastrophic events, and legislative, regulatory, government, judicial or other developments that could affect us, our members, our counterparties, other Federal Home Loan Banks (FHLBanks) and other government-sponsored enterprises (GSEs), and/or investors in the Federal Home Loan Bank System's (FHLBank System or System) unsecured debt securities, which are called Consolidated Obligations (or Obligations);

▪competitive forces, including those related to other sources of funding available to members, to purchases of mortgage loans, and to our issuance of Consolidated Obligations;

▪the financial results and actions of other FHLBanks that could affect our ability, in relation to the FHLBank System's joint and several liability for Consolidated Obligations, to access the capital markets on acceptable terms or preserve our profitability, or could alter the regulations and legislation to which we are subject;

▪changes in ratings assigned to FHLBank System Obligations or the FHLB that could raise our funding cost;

▪changes in investor demand for Consolidated Obligations;

▪the volatility of market prices, interest rates, credit quality, and other indices that could affect the value of investments and collateral we hold as security for member obligations and/or for counterparty obligations;

▪uncertainties related to the phasing out of London InterBank Offered Rate (LIBOR) that could impact our mortgage-backed security (MBS) investments, Advances, derivatives, and collateral;

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

We do not undertake any obligation to update any forward-looking statements made in this report.

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

The U.S. Congress chartered the FHLBank System in the Federal Home Loan Bank Act of 1932 (the FHLBank Act) as a GSE to help provide liquidity and credit to the U.S. housing market and support home ownership. Promoting home ownership is a long-standing central theme of U.S. government policy. The System has a critical public-policy role as important national liquidity providers to the financial system through our member stockholders, particularly during stressful conditions when private-sector liquidity often proves unreliable.

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

Thrift institutions, commercial banks, credit unions, certain insurance companies, and certified community development financial institutions chartered in the Fifth District may voluntarily apply for membership in our FHLB. Applicants must satisfy membership requirements in accordance with statutes and Finance Agency regulations. These requirements deal primarily with home financing activities, satisfactory financial condition such that Advances may be made safely, and matters related to the regulatory, supervisory and management oversight of the applicant. By law, an institution is permitted to apply for membership in only one FHLBank, although a holding company may have memberships in more than one FHLBank through its subsidiaries. At December 31, 2022, we had 616 members.

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

Mission and Corporate Objectives

Our mission is to provide member-stockholders with reliable funding to support housing finance, affordable housing and community investment, and assist with their balance sheet management.

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

Our ability to best perform our mission depends on having a membership base that is an essential component of the nation’s housing and mortgage finance systems. We focus closely on fulfilling our mission for members who are community financial institutions. At the same time, we value having large members who are active borrowers because they provide the System the ability to consistently issue large amounts of debt, which helps ensure the debt has a relatively low cost, benefiting all members.

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

The primary way we obtain funding is through participation in the issuance of the FHLBank System's Consolidated Obligations in the global capital markets. Secondary sources of funding are capital and deposits we accept from our members. A critical component of the success of the FHLBank System is its ability to maintain a comparative advantage in funding given its GSE status, low risk operations, and joint and several liability across the 11 FHLBanks. We regularly issue Obligations with a wide range of maturities, structures, and amounts, and at relatively favorable spreads to benchmark market interest rates (such as U.S. Treasury securities, Federal funds effective, and the Secured Overnight Financing Rate (SOFR)) compared with many other financial institutions.

Because we are a cooperative organization with some members using our products more heavily than others and members having different amounts of capital stock, we must achieve a balance in generating membership value from product prices and characteristics and paying a competitive dividend rate. We attempt to achieve this balance by pricing our products at relatively narrow spreads over funding costs, compared with other financial institutions, while still achieving acceptable profitability. Our cooperative ownership structure and extensive access to debt markets allow our business to be scalable and self-capitalizing without taking undue risks, diminishing capital adequacy, or jeopardizing profitability.

Our franchise value is derived from the synergies brought by the various components of our business model, including the public-policy mandate, GSE status, cooperative ownership structure, consistent ability to issue large amounts of debt at acceptable funding costs, and mechanisms of providing housing finance liquidity through products and services to financial institutions rather than directly to homeowners.

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

▪We issue fully-collateralized Letters of Credit.

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

Affordable Housing and Community Investment
In addition, through various Housing and Community Investment programs, we assist members in serving very low-, low-, and moderate-income households and community economic development. These programs include Advances at below-market rates of interest, as well as direct grants.

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

Regulatory Oversight
Our business is subject to extensive regulation and supervision. The laws and regulations to which we are subject cover all key aspects of our business, and directly and indirectly affect our product and service offerings, pricing, competitive position and strategic plan, relationship with members and third parties, capital structure, cash needs and uses, and information security. As discussed throughout this report, such laws and regulations can have a significant effect on key drivers of our results of operations, including, for example, our capital and liquidity, product and service offerings, risk management, and costs of compliance.

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

Ratings of Nationally Recognized Statistical Rating Organizations

The FHLBank System's comparative advantage in funding is acknowledged in its excellent credit ratings from nationally recognized statistical rating organizations (NRSROs). Moody's Investors Service (Moody's) currently assigns, and historically has assigned, the System's Consolidated Obligations the highest ratings available: long-term debt is rated Aaa and short-term debt is rated P-1. It also assigns a Prime-1 short-term bond rating on each FHLBank. It affirmed these ratings in 2022 and maintained a stable outlook. In 2022, Standard & Poor's affirmed its issuer credit ratings on each FHLBank and its AA+ ratings on the System's senior debt and also maintained a stable outlook. The ratings closely follow the U.S. sovereign ratings from both agencies.

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

Adjustable-rate Advances have interest rates typically priced off benchmark rate indices such as SOFR. Adjustable-rate Advances may be structured at the member's option as either prepayable with a fee or prepayable without a fee if the prepayment is made on a repricing date.

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

How We Manage Risks of Credit Services. We manage market risk from Advances by funding them with Consolidated Obligations and interest rate swaps that have similar interest rate risk characteristics as the Advances. In addition, for many, but not all Advance programs, Finance Agency regulations require us to charge members prepayment fees for early termination of principal when the early termination results in an economic loss to us. We determine prepayment fees using standard present-value calculations that make us economically indifferent to the prepayment. The prepayment fee equals the present value of the estimated profit that we would have earned over the remaining life of the prepaid Advance. If a member prepays principal on an Advance that we have hedged with an interest rate swap, we may also assess the member a fee to compensate us for the cost we incur in terminating the swap before its stated final maturity. Some Advance programs are structured as non-prepayable and may have additional restrictions in order to terminate. The net effect is that in practice we mitigate market risk exposure associated with Advances sufficiently and within our risk tolerance.

The objective of our credit risk management activities for Credit Services is to equalize risk exposure across members and counterparties to a zero level of expected losses. We require each member to supply us with a security interest in eligible collateral that in the aggregate has estimated value in excess of the total Advances and Letters of Credit. Collateral is comprised mostly of single- and multi-family residential loans, commercial real estate loans, home equity loans, government guaranteed loans and bond securities. The combination of conservative collateral policies and risk-based credit underwriting activities sufficiently mitigates potential credit risk associated with Advances and Letters of Credit. As a result, at December 31, 2022, we did not expect any credit losses on Advances and, therefore, no allowance for credit losses on Advances was recorded. "Quantitative and Qualitative Disclosures About Risk Management” in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 5 of the Notes to Financial Statements provide more detail on our credit risk management of member borrowings.

Investments
Types of Investments. A primary reason we hold investments is to carry sufficient asset liquidity. Permissible liquidity investments include Federal funds, certificates of deposit, bank notes, bankers' acceptances, commercial paper, securities purchased under agreements to resell, and debt securities issued by the U.S. government, its agencies, or other GSE's. Certain certificates of deposit and debt securities issued by the U.S. government, its agencies, or other GSE's are classified as either trading or available-for-sale securities on the Statements of Condition. We also may place deposits with the Federal Reserve Bank. We are prohibited by Finance Agency regulations from investing (secured or unsecured) in financial investments issued by non-U.S. entities other than those issued by U.S. branches and agency offices of foreign commercial banks. Many liquidity investments have short-term maturities.

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

Purposes of Having Investments. The investments portfolio helps achieve corporate objectives in the following ways:

▪Liquidity management. Liquidity investments support the ability to fund assets on a timely basis, especially Advances, and when it may be more difficult to issue new debt. These investments supply liquidity because we normally fund them with longer-term debt than asset maturities. Liquidity investments are either short-term (primarily overnight), or longer-term investments (such as U.S. Treasuries) that may be sold and converted to cash.

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

Our internal policies specify guidelines for, and relatively tight constraints on, the types and amounts of short-term investments we are permitted to hold and the maximum amount of credit risk exposure we are permitted to have with eligible counterparties. We are only permitted to invest in unsecured investments with counterparties that have high credit ratings. We believe all of our investments have high credit quality because of our conservative investment policies and practices. We have never had a credit loss or credit-related write down of any investment security.

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

A “conventional” mortgage refers to a non-government-guaranteed mortgage. A “conforming” mortgage refers to a loan that meets the dollar limit permissible to be lent as a regular prime (i.e., non-jumbo, non-subprime) mortgage and other funding criteria of Fannie Mae and Freddie Mac. For 2023, the Finance Agency established the conforming limit for mortgages that finance single-family one-unit properties at $726,200. Additionally, the Finance Agency allows higher conforming limits on loans originated in a limited number of high-cost areas. We have elected to only purchase mortgages up to the $726,200 conforming limit.

Loan Purchase Process. We purchase loans from PFIs pursuant to a Mandatory Delivery Contract, which is a legal commitment we make to purchase, and a PFI makes to deliver, a specified dollar amount of mortgage loans, with a forward settlement date, at a specified range of note rates and prices. Shortly before delivering the loans that will fill the Mandatory Delivery Contract, the PFI must submit loan level detail including underwriting information. We apply procedures through an automated system designed to screen loans that do not comply with our policies. Our underwriting guidelines generally mirror those of Fannie Mae and Freddie Mac for conforming conventional loans, although our guidelines and pool composition requirements are more conservative in a number of ways in order to further limit credit risk exposure. PFIs are required to make certain representations and warranties against our underwriting guidelines on the loans they sell to us. If a PFI sells us a loan in breach of those representations and warranties, we have the contractual right to require the PFI to repurchase the loan.

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

We manage credit risk exposure for conventional loans primarily through underwriting and pool composition requirements and by applying layered credit enhancements. These enhancements, which apply after a homeowner's equity is exhausted, currently include available primary mortgage insurance and the Lender Risk Account (discussed below). These credit enhancements are designed to protect us against credit losses in scenarios of severe downward movements in housing prices and unfavorable changes in other factors that can affect loan delinquencies and defaults.

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

Earnings from the MPP
The MPP enhances long-term profitability on a risk-adjusted basis and augments the return on member stockholders' capital investment. We generate earnings in the MPP from monthly interest payments minus the cost of funding and the cost of hedging the MPP's interest rate risk. Interest income on each loan is generally computed as the mortgage note rate multiplied by the loan's principal balance:

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

FUNDING - CONSOLIDATED OBLIGATIONS

Our primary source of funding and hedging market risk exposure is through participation in the sale of Consolidated Obligation debt securities to global investors. Obligations are the joint and several obligations of all the FHLBanks, backed only by the financial resources of the FHLBanks. Consolidated Obligations are the principal funding source used to make Advances and to purchase mortgage loans and investments. There are two types of Consolidated Obligations: Consolidated Bonds (Bonds) and Consolidated Discount Notes (Discount Notes).

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

Discount Notes are issued primarily to raise short-term funds and have original maturities from one day to one year. Discount Notes generally sell at less than their face amount and are redeemed at par value when they mature.

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

LIQUIDITY

Our business requires a substantial and continual amount of liquidity to satisfy financial obligations (primarily maturing Consolidated Obligations) in a timely and cost-efficient manner and to provide members access to timely Advance funding and mortgage loan sales in all financial environments. We obtain liquidity by issuing debt, holding short-term assets that mature before their associated funding, and having the ability to sell certain investments without significant accounting consequences. Sources of asset liquidity include cash, maturing Advances, maturing investments, principal paydowns of mortgage assets, the ability to sell certain investments, and interest payments received. Uses of liquidity primarily include repayments of Obligations, issuances of new Advances, purchases of loans under the MPP, purchases of investments, and payments of interest.

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

CAPITAL RESOURCES

Capital Requirements

Statutory and Regulatory Requirements

Under Finance Agency regulations, regulatory capital is composed of all capital stock (including stock classified as mandatorily redeemable), retained earnings, general loss allowances, and other amounts from sources the Finance Agency determines are available to absorb losses. Under the Gramm-Leach-Bliley Act of 1999 (GLB Act), permanent capital equals Class B stock plus retained earnings.

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

At December 31, 2022, the amount of membership stock required for each member ranged from a minimum of $1,000 to a maximum of $20 million, with the amount within that range determined as a percentage of member assets. Separate from its membership stock, each member is required to purchase and hold activity stock to capitalize Mission Assets and Activities. Activity stock is required to capitalize the principal balance of Advances, guaranteed funds and rate Advance commitments, the principal balance of loans and commitments in the MPP, and the notional balance of Letters of Credit.

The FHLB must capitalize its total assets at a rate of at least four percent. The Capital Plan supports the membership's stock component towards this overall requirement. As specified within the Capital Plan, each member is required to maintain a percentage of activity stock depending on the type of transaction. Currently, the activity percentages are as follows:

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

We have a policy that sets forth a minimum amount of retained earnings we believe is needed to mitigate impairment risk and facilitate dividend stability in light of the risks we face. At December 31, 2022, the minimum retained earnings requirement was approximately $745 million, based on mitigating quantifiable risks under very stressed business and market scenarios to a 99 percent confidence level. At the end of 2022, our retained earnings totaled $1.4 billion. We believe the current amount of retained earnings is fully sufficient to protect our capital stock against impairment risk and to provide for dividend stability.

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

Our ability to compete successfully with other suppliers of wholesale funding, including other FHLBanks, depends primarily on the total cost of Advances to members, which include the rates we charge, earnings and dividend performance, collateral policies, capital stock requirements, product features and members' perceptions of our relative safety and soundness. See Item 1A. Risk Factors below for further discussion.

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

Our Housing and Community Investment Programs include the Affordable Housing Program and various housing and community economic development-related Advance and grant programs. We fund the Affordable Housing Program with an accrual equal to 10 percent of our previous year's net earnings, mandated by the Financial Institutions Reform, Recovery and Enforcement Act of 1989. In addition to the mandated 10 percent accrual, the Board of Directors may elect to make voluntary contributions to the Affordable Housing Program. See Note 10 of the Notes to Financial Statements for a complete description of the Affordable Housing Program calculation.

The Affordable Housing Program provides funding for the development of affordable housing, from large rental complexes that provide homes to seniors to individual homes for first time buyers. The Program consists of a Competitive Program and a homeownership program called Welcome Home, which assists homebuyers with down payments and closing costs. Under the Competitive Program, we may distribute funds in the form of grants or below-market rate Advances to members that apply and successfully compete in an annual offering. Under Welcome Home, we make funds available beginning in March until they have been fully committed. For both programs, the income of qualifying individuals or households must be 80 percent or less of the area median income. We set aside up to 35 percent of the Affordable Housing Program accrual for Welcome Home and allocate the remainder to the Competitive Program.

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

Our Board of Directors also allocates funds to voluntary housing programs. Currently, we offer two voluntary housing programs, the Carol M. Peterson Housing Fund and the Disaster Reconstruction Program. The Board authorized $1.0 million to the Carol M. Peterson Housing Fund for use during 2022. In January 2023, the Board re-authorized another $1.5 million for the Carol M. Peterson Housing Fund for use in 2023. These funds are primarily used as grants to pay for accessibility rehabilitation and emergency repairs for special needs and elderly homeowners. The Disaster Reconstruction Program helps very low- to moderate-income families whose homes were impacted by fires, tornadoes, flooding, landslides or other state or federally declared natural disasters in the Fifth District. The program offers up to $20,000 to help repair and rebuild homes affected by disasters and $5,000 for displaced renters to purchase homes. Since the program's inception, we have disbursed over $6.8 million to assist 535 households. The Zero Interest Fund provides loans with a zero percent interest rate to support upfront infrastructure costs on residential and economic development projects. The fund is a $2 million revolving loan fund.

Serving the Community
Our employees participate in various programs, such as fundraising campaigns or volunteer opportunities, which support and give back to our local communities. Examples of these programs included the United Way Campaign, the Cincinnati Wish Tree Program, the Annual Heart Mini-Marathon and Walk, the Habitat for Humanity Rock the Block, and various volunteer opportunities supporting local schools and families. Through participation in Rock the Block and other employee volunteer events, our employees’ efforts helped advocate for safe, decent and affordable housing and play an active role in serving the needs of our local community.

Diversity, Equity and Inclusion Program
Diversity, equity and inclusion is a strategic business priority. Our diversity, equity and inclusion officer reports to the President and Chief Executive Officer, serves as a liaison to the Board of Directors, and is a member of our senior management enterprise strategy committee. We recognize that diversity increases capacity for innovation and creativity and that inclusion allows us to leverage the unique perspectives of all employees and strengthen retention efforts. We operationalize our commitment through the development and execution of a three-year diversity, equity and inclusion strategic plan that includes quantifiable metrics to measure its success. Our diversity, equity and inclusion officer and team reports regularly on performance against the strategic plan to management and the Board of Directors. Additionally, employee job descriptions contain inclusive behavior expectations that increase with increasing responsibilities in the organization, and also are included as part of our annual performance management process.

We offer a range of opportunities for our employees to connect, and grow personally and professionally through employee resource groups and community outreach. We consider learning an important component of our diversity, equity and inclusion strategic plan and regularly offer educational opportunities to our employees. Examples of these opportunities include consultant-led diversity, equity and inclusion training about employee experiences as they relate to race, ethnicity and gender, listening to panel discussions about issues affecting race in the United States, as well as a series of lunch and learns to help raise awareness and engage employees in conversations about diversity, equity and inclusion. Our commitment to diversity, equity and inclusion has led us to join local and national movements, such as The Hamilton County (Ohio) Gender Parity Initiative and Shine A Light on Antisemitism, that support gender equity and shine a light on hate. In addition, we have made a commitment to be part of the national dialogue and solution to end systemic racism through our sponsorship of the YWCA Racial and Justice Inclusion Initiative.

HUMAN CAPITAL RESOURCES

Our human capital is a significant contributor to the success of our strategic business objectives. In managing human capital, we focus on our workforce profile and the various programs and philosophies described below.

Workforce Profile
Our workforce is primarily comprised of corporate employees, with one location of principal operations. As of December 31, 2022, we had 240 employees. As of December 31, 2022, approximately 39 percent of our workforce was female, 61 percent male, 81 percent non-minority and 19 percent minority. Our workforce is leanly staffed, and historically has included a number of longer-tenured employees. As of December 31, 2022, the average tenure of our employees was nine years. We strive to both develop talent from within the organization and supplement with external hires. We believe that developing talent internally results in institutional strength and continuity and promotes loyalty and commitment in our employee base, which furthers our success. However, adding new employees contributes to new ideas, continuous improvement, and our goals of a diverse, equitable and inclusive workforce. We encourage feedback from employees in our efforts to be an inclusive organization through third party surveys, internal surveys and a dedicated email address to send in questions or comments for review by the Chief Executive Officer. Our employees are not represented by a collective bargaining unit.

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
▪Benefits – offers health insurance with a health savings account contribution, dental and vision insurance, life and AD&D insurance, supplemental life insurance, short-term disability, long-term disability insurance, employee assistance program, 401(k) retirement savings plan with employer match, and defined benefit pension benefits.
▪Recognition programs – sponsors peer-to-peer recognition program, department recognition program and company-wide recognition.
▪Time off programs - provides paid time off for any reason (vacation, illness, personal) and other paid leave programs for bereavement, jury duty, and for times when caring for a sick family member, bonding with a newborn or recovering from childbirth.
▪Work / life balance – provides flexible work arrangements and scheduling including allowing a hybrid work arrangement where employees may work up to three days per week from home and two days in the office. Additional flexibility is provided through our "Work from Anywhere" weeks, which allow employees to work fully remote for a limited number of weeks in the year.
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

BUSINESS AND REGULATORY RISK

A prolonged downturn in the economy, including the U.S. housing market, and related U.S. government monetary policy responses, could lower Mission Assets and Activities and profitability.

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
▪interest rates;
▪Federal Reserve actions to influence the Fed funds rate or use its balance sheet to influence financial markets and economic conditions;
▪competitive alternatives to our products, such as retail deposits and other sources of wholesale funding;
▪inflation;
▪regulations affecting our members' liquidity requirements;
▪the willingness and ability of financial institutions to expand lending; and
▪natural disasters, pandemics or other widespread health emergencies (such as the COVID-19 pandemic), terrorist attacks, civil unrest, geopolitical instability or conflicts (including the prolonged hostilities between Russia and Ukraine), trade disruptions, economic or other sanctions, or other unanticipated or catastrophic events could create economic and financial disruptions and uncertainties.

These external factors are likely to have a more severe impact if a prolonged economic downturn is accompanied by significant changes in interest rates, stresses in the housing market, elevated competitive forces, or actual or potential changes in the legislative and regulatory environment. Any of these factors, or a combination of factors, could adversely affect our business activities and results of operations and may ultimately cause stockholders to request redemption of a portion of their capital or request withdrawal from membership (both referred to in this report as “request withdrawal of capital”).

Historically, overall Advance demand has been unfavorably affected when a substantial amount of deposit-based liquidity is provided to financial institutions through the monetary and fiscal policies of the U.S. government and its agencies, including the Federal Reserve. The Federal Reserve’s policies directly and indirectly influence interest rates on our assets and liabilities and could adversely affect the demand for Advances and Consolidated Obligations as well as our financial condition and results of operations. Recent efforts of the Federal Reserve to ease inflation, such as continued increases in interest rates and reductions in their balance sheet, have contributed to significant volatility in the financial markets and uncertainties about the economic outlook, including concerns about a possible recession. See "Executive Overview" in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information on recent market activity.

The competitive environment for our products could adversely affect business activities, including decreasing the level and utilization rates of Mission Assets and Activities, earnings, and capitalization.

Our primary business is providing liquidity to our members by making Advances to, and purchasing mortgage loans from, our members. Members have access to alternative funding sources, including their customers' deposits, wholesale funding and other liquidity programs of the Federal Reserve, such as the limited time Bank Term Funding Program implemented on March 13, 2023 and effective through March 11, 2024. Members' alternative funding sources may offer more favorable terms than we offer, such as lower rates or more flexible credit or collateral standards. Some of our competitors are not subject to the same body of regulations applicable to us, which enables those competitors to offer products and terms that we are not able to offer. In addition, state and federal regulators’ perception of the stability and reliability of our Advances can also directly impact the amount of Advances used by members.

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

The amount of Mission Assets and Activities and capital is concentrated among a small number of our large members. Additionally, the financial industry continues to consolidate and in recent years there has been a systemic trend of financial institutions that are currently ineligible for FHLB membership gaining an increasing market share, especially related to mortgage finance. However, the legislative and regulatory environment faced by the FHLBanks has not changed in response to this trend. Our members could decrease their Mission Assets and Activities and the amount of their capital stock as a result of merger and acquisition activity or continued loss of market share to ineligible entities. At December 31, 2022, one member, U.S. Bank, N.A., held over 28 percent of our Advances and one member PFI, Union Savings Bank, accounted for 24 percent of the outstanding MPP principal balance. Our business model is structured to be able to absorb sharp changes in Mission Assets and Activities because we can undertake commensurate reductions in liability balances and capital and because of our relatively modest operating expenses. However, an extremely large and sustained reduction in Mission Assets and Activities could affect our profitability and ability to pay competitive dividends, as well as, at the FHLBank System level, raise policy questions about the relevance of the FHLBank System in its traditional mission of supporting housing finance. Ultimately, our ongoing viability and that of the FHLBank System is subject to the ability to provide sufficient membership value through the combination of products, services and return on investment of capital stock.

Changes in the regulatory and legislative environment could unfavorably affect our business model, financial condition, and results of operations.

In addition to potential GSE reform, the legislative and regulatory environment in which the System operates continues to undergo change. Recently-promulgated and future legislative and regulatory actions could result in, among other things: an increase in our cost of funding and regulatory compliance; a change in membership or permissible business activities; additional capital and liquidity requirements; additional contributions under our Affordable Housing Program; reduced demand for Advances or limitation on Advances made to members; or a change in the size, scope, or nature of our lending, investment, or mortgage financing activities. Furthermore, since we are reliant upon a voluntary membership base, a member’s willingness to maintain the required level of capital stock investment may be influenced by changes in the legislative and regulatory environment.

For example, in 2022, the Finance Agency initiated a comprehensive review of the FHLBank System. This review is expected to culminate with a written report from the Finance Agency. Such report may include recommendations for statutory revisions, proposals for new or modified regulations, regulatory guidance under existing regulations, and/or other regulatory or supervisory actions consistent with the Finance Agency’s statutory authority. See "Executive Overview" in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for recent developments.

We cannot predict what regulations will be issued or revised or legislation will be enacted or repealed, and we cannot predict the effect of any such regulations or legislation on our business operations and/or financial condition. Legislative, regulatory, or other changes could result in, for example, an increase in the FHLBanks' cost of funding, a change in permissible business activities, including limitations to lend to members, change in our membership, limitations on Advances made to our members, an increase in our mandatory contribution to affordable housing or community development programs, or a decrease in the size, scope, or nature of the FHLBanks' lending, investment, or mortgage-financing activities, any of which could adversely impact our financial condition and results of operations.

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

Accordingly, we have developed and implemented a LIBOR transition plan. We have added or adjusted fallback language for our Advances and Consolidated Obligations, have worked with our counterparties to address over-the-counter derivative agreements referencing U.S. dollar LIBOR, and will convert our LIBOR-linked MBS as a part of our LIBOR transition efforts. We continue to monitor the market-wide efforts to address fallback language related to derivatives and investment securities, as well as fallback language for new activities and issuances of financial instruments. Despite relief under recent legislation and proposed Congressional action addressing LIBOR cessation, the contractual consequences of LIBOR cessation for some existing LIBOR-indexed instruments may not be clear. As LIBOR has been a principal floating-rate benchmark in the financial markets, its cessation has affected, and will continue to affect, the financial markets and may also affect our business, financial condition, and results of operations.

In response to the cessation of LIBOR, the Federal Reserve Bank of New York's Alternative Reference Rates Committee (ARRC) established SOFR as its recommended alternative to U.S. dollar LIBOR, and the Federal Reserve Bank of New York publishes SOFR rates. SOFR is based on a broad segment of the overnight Treasury repurchase market and is intended to be a measure of the cost of borrowing cash overnight collateralized by Treasury securities. As the market activity in SOFR-linked financial instruments has continued to develop, we have offered SOFR-linked Consolidated Obligations and SOFR-linked Advances on an ongoing basis. In addition, we have been using SOFR-based derivatives to manage interest-rate risk, purchasing SOFR-linked MBS, and converted LIBOR-based derivatives with maturities after June 30, 2023 to SOFR.

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

To ensure safe and sound operations, we must hold a minimum amount of capital relative to our asset levels. Additionally, we must also hold a sufficient amount of retained earnings to help protect members' capital stock investment against impairment risk. If we are unable to satisfy our minimum capital requirements, we would be subject to capital restoration requirements. Until the minimum capital levels have been restored, we would also be prohibited from paying dividends and redeeming or repurchasing capital stock without prior approval from the Finance Agency, which could adversely affect the value of membership in our company. For example, the competitiveness of our Advances depends on the total cost to members, which includes the rates we charge, dividends paid, and members' perceptions of our relative safety and soundness, among other things. Therefore, outcomes of failing to meet capital adequacy requirements may include reduced demand for Advances, decreased profitability, or difficulty in retaining members or attracting new members.

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

In some extremely stressful scenarios, changes in interest rates and prepayment speeds could result in dividends being below stockholders' expectations for an extended period of time and/or market capitalization ratios falling below par, which could indicate potential impairment of member stock. In such a situation, members could engage in less Mission Assets and Activities and could request a withdrawal of capital. See "Quantitative and Qualitative Disclosures About Risk Management" in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information about market risk exposure.

Impaired access to the capital markets for debt issuance could decrease the amount of Mission Assets and Activities, lower earnings by raising debt costs and, at the extreme, prevent the System from meeting its financial obligations.

Our principal long-term source of funding, liquidity, and market risk management is through access on acceptable terms to the capital markets for participation in the issuances of debt securities and execution of derivative transactions at prices and yields that are adequate to support our business model. Our ability to obtain funds through the sale of Consolidated Obligations depends in part on prevailing conditions in the capital markets, particularly the short-term capital markets, because we and the System normally have a large reliance on short-term funding. The System's strong debt ratings, the implicit U.S. government backing of our debt, strong investor demand for FHLBank System debt, and effective funding management are instrumental in ensuring satisfactory access to the capital markets.

We are exposed to liquidity risk if significant disruptions in the capital markets occur. Although the System has been able to maintain access to the capital markets for debt issuances on acceptable terms in its history, there is no assurance this will continue to be the case. Future ability to effectively access the capital markets on acceptable terms could be adversely affected by external events (such as general economic and financial instabilities, political instability, wars, natural disasters, pandemics or other widespread health emergencies, civil unrest or other unanticipated or catastrophic events), deterioration in the perception of financial market participants about the financial strength of Consolidated Obligations, or downgrades to the System's credit ratings or the U.S. sovereign credit rating or outlook. For example, the failure by the U.S. Congress to adequately address its statutory debt limit in a timely manner, or uncertainty relating to the debt limit, could result in downgrades to the U.S. sovereign credit rating or outlook and cause significant disruptions in the capital markets. The System could also be affected by the continued changes in the capital markets in response to financial regulations and by the joint and several liability for Consolidated Obligations, which exposes the System as a whole to events at individual FHLBanks. If access to capital markets were to be impaired for an extended period, the effect on our financial condition and results of operations could be material. At the extreme, the System's ability to achieve its mission and satisfy its financial obligations could be threatened.

CREDIT RISK

We are exposed to credit risk that, if realized, could materially affect our financial condition and results of operations.

We believe we have a de minimis overall amount of residual credit risk exposure. However, we can make no assurances that credit losses could not materially affect our financial condition or results of operations in all scenarios.

The FHLB is primarily an asset-based lender for Advances and Letters of Credit. Advances and Letters of Credit are over-collateralized and we have a perfected security interest on all pledged collateral. However, we do not have full information on the characteristics of, nor do we estimate current market values on, a large portion of non-securities collateral subject to a blanket pledge. This results in a degree of uncertainty as to the precise amount of over-collateralization.

Our MPP consists of mortgage loans considered to have high credit quality and conservative underwriting and loan characteristics with additional credit enhancements in place designed to protect us against credit losses. The result has been a minimal amount of credit losses historically.

Although Advances and Letters of Credit are over-collateralized and mortgage loans in the MPP are of high credit quality with various credit enhancements, credit risk could increase under a number adverse scenarios, such as damage or destruction of collateral that members pledge to secure Credit Services or mortgages that we hold in the MPP as a result of natural disasters, which may be caused by the effects of climate change or other catastrophic events. Significant declines in the value of collateral pledged to secure Credit Services could lead to greater exposure to credit losses in the event of a member default. Additionally, significant and sustained reductions in home prices and sustained elevated levels of unemployment and other factors that influence delinquencies and defaults could increase the risk of credit losses in the MPP.

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

Financial institutions are increasingly inter-related as a result of trading, clearing, counterparty, and other relationships. As a result, actual or potential defaults of one or more financial institutions could lead to market-wide disruptions that could impact our financial condition or results of operations and make it difficult for us to find qualified counterparties for transactions.

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

We rely on key personnel for many of our functions and have a relatively small workforce, given the size and complexity of our business. The success of our mission depends, in large part, on the ability to attract and retain key personnel. We must continue to recruit, retain and motivate a qualified and diverse pool of employees, both to maintain our current business, and to execute strategic initiatives. Beginning in 2021, we have experienced higher employee turnover and increased competition in hiring and retaining skilled key personnel as the COVID-19 pandemic brought about significant disruptions and changes to the U.S. labor market. Increased remote-working opportunities have also increased competition in hiring and retaining skilled key personnel. Failure to attract and retain skilled key personnel or ineffective succession planning related to key personnel could adversely affect our financial condition and results of operations.

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

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

By law our stock is not publicly traded, and only our members (and former members with a withdrawal notice pending) may own our stock. The par value of our capital stock is $100 per share. As of February 28, 2023, we had 628 member and former member stockholders and approximately 48 million shares of capital stock outstanding, all of which were Class B Stock.

Generally, the Board of Directors has discretion to declare or not declare dividends and to determine the rate of any dividend declared. Our policy states that dividends for a quarter are declared and paid from retained earnings after the close of a calendar quarter and are based on average stock balances for the then closed quarter. The Board of Directors' decision to declare dividends is influenced by the financial condition, overall financial performance and retained earnings of the FHLB, and actual and anticipated developments in the overall economic and financial environment including interest rates and the mortgage and credit markets. The dividend rate is generally referenced as a spread to average short-term interest rates experienced during the quarter to help assess a competitive level for our stockholders. In 2022, 2021, and 2020 we declared quarterly cash dividends.

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

RECENT SALES OF UNREGISTERED SECURITIES

We provide Letters of Credit in the ordinary course of business to support members' obligations issued in support of unaffiliated, third-party offerings of notes, bonds or other securities. We provided $11 million, $2 million and $1 million of such credit support during 2022, 2021 and 2020. To the extent that these Letters of Credit are securities for purposes of the Securities Act of 1933, their issuance is exempt from registration pursuant to Section 3(a)(2) thereof.

Item 6.     [Reserved].

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

This discussion and analysis of the FHLB's financial condition and results of operations should be read in conjunction with the Financial Statements and related Notes to Financial Statements contained in this Form 10-K.

EXECUTIVE OVERVIEW

Recent Developments

Business Environment
During 2022, concerns about inflation and interest rate hikes by the Federal Reserve, continued economic pressures related to the COVID-19 pandemic and the prolonged hostilities between Russia and Ukraine were dominant themes causing market volatility. Additionally, in March 2023 the failure of two banks outside of the Fifth District created stress for the banking industry and the financial markets, which led to further uncertainty about future interest rate expectations and the Federal Reserve's introduction of the Bank Term Funding Program to help stabilize the markets. Despite these challenges, we have continued to fulfill our mission of providing robust access to a key source of readily available and competitively priced wholesale funding to member financial institutions and supporting our commitment to affordable housing and community investment. For example, in connection with the March 2023 bank failures outside of the Fifth District, we continued to provide uninterrupted access to additional Advances to deliver liquidity to our members in the days following these bank failures. In addition to the required Affordable Housing Program (AHP) assessment and our voluntary sponsorship of two other housing programs, we demonstrated our commitment to affordable housing with a $3 million voluntary contribution to our AHP in the third quarter.

Our capital and liquidity positions continue to remain strong, as has our overall ability to fund operations through the issuance of Consolidated Obligations at acceptable interest costs, including most recently during the market volatility in March 2023. Additionally, overall residual credit risk exposure from our Credit Services, mortgage loan portfolio, investments, and derivative transactions has remained de minimis. Our market risk measures continue to be within our risk appetite. We continue to monitor the changing economic landscape and effects of inflation, recent bank failures, the COVID-19 pandemic and the ensuing market volatility and are committed to assisting members in meeting their funding needs as these events continue to unfold.

Finance Agency's Review and Analysis of the FHLBank System
On July 20, 2022, Finance Agency Director Sandra Thompson testified to the U.S. House Committee on Financial Services that the Finance Agency would conduct a review and analysis of the FHLBank System. As part of its review and analysis, the Finance Agency has held a series of public listening sessions and regional roundtable discussions, and has requested written comments from stakeholders. The review has been examining matters covering such areas as the FHLBanks’ adequate fulfillment of their mission and purpose in a changing marketplace; their organization, operational efficiency, and effectiveness; their role in promoting affordable, sustainable, equitable, and resilient housing and community investment; their role in addressing the unique needs of rural and financially vulnerable communities; member products, services, and collateral requirements; and membership eligibility and requirements. We anticipate that the Finance Agency's review and analysis will culminate in a written report. The report may involve recommendations for changes related to a number of areas such as the FHLBanks' fulfillment of their mission, membership requirements, contributions to affordable housing and support to community investment and may lead to recommendations for statutory revisions, proposals for new or modified regulations, regulatory guidance under existing regulations, and/or other regulatory or supervisory actions consistent with the Finance Agency's statutory authority.

Financial Condition

Mission Assets and Activities
Primary Mission Assets (i.e., principal balances of Advances and mortgage loans held for portfolio) and Supplemental Mission Activities (i.e., Letters of Credit, Mandatory Delivery Contracts and standby bond purchase agreements) are the primary means by which we fulfill our mission with direct connections to members and what we refer to as Mission Assets and Activities. We regularly monitor our concentration of Mission Assets and Activities. One measure we use to assess mission achievement is our Primary Mission Asset ratio, which measures the sum of average Advances and mortgage loans as a percentage of average Consolidated Obligations (adjusted for certain high-quality liquid assets, as permitted by regulation). In 2022, the Primary Mission Asset ratio averaged 73 percent, above the Finance Agency's preferred ratio of 70 percent. In assessing overall mission achievement, we also consider supplemental sources of Mission Assets and Activities, the most significant of which is Letters of Credit issued for the benefit of members.

The following table summarizes our Mission Assets and Activities.

	Year Ended December 31,
	Ending Balances		Average Balances
(In millions)	2022	2021	2022	2021
Primary Mission Assets (1):
Advances	$67,428	$22,954	$52,367	$23,721
Mortgage loans held for portfolio	7,006	7,402	7,263	7,931
Total Primary Mission Assets	$74,434	$30,356	$59,630	$31,652

Supplemental Mission Activities (2):
Letters of Credit (notional)	$41,345	$34,637	$36,887	$33,922
Mandatory Delivery Contracts (notional)	14	250	45	249
Standby bond purchase agreements (notional)	11	27	15	31
Total Supplemental Mission Activities	$41,370	$34,914	$36,947	$34,202
(1)Amounts represent principal balances.
(2)Amounts represent off-balance sheet commitments.

Advance principal balances increased $44.5 billion (194 percent) from year-end 2021. Additionally, average principal Advance balances for 2022 increased $28.6 billion (121 percent) compared to 2021. The increase in Advances resulted primarily from depository members' greater demand for liquidity, especially short-term Advances. A decline in some members' deposit balances and loan growth contributed in part to the higher liquidity demand.

Advance balances are often volatile given our members' ability to quickly, normally on the same day, increase or decrease their amount of Advances. We believe that a key benefit of membership comes from our business model as a wholesale lender GSE, which provides members flexibility in their Advance funding levels and helps support their asset-liability management needs. We act as a readily available source of funding for our members. Our business model is designed to support significant changes in asset levels without having to undergo material changes in staffing, operations, risk practices, or general resource needs. A key reason for this scalability is that our Capital Plan provides for additional capital when Advances grow and the opportunity for us to retire capital when Advances decline, thereby acting, along with our efficient level of operating expenses, to preserve competitive profitability.

The MPP principal balance declined $0.4 billion (five percent) from the year-end 2021 balance. During 2022, we purchased $0.7 billion of mortgage loans, while principal reductions were $1.1 billion. Principal reductions in 2022 trended much lower than the reductions in 2021 reflecting the rise in mortgage rates.

Letters of Credit rose $6.7 billion (19 percent) from year-end 2021. Letters of Credit balances began increasing in the second half of 2020 and have remained strong primarily because of members using them to secure elevated levels of public unit deposits. We normally earn fees on Letters of Credit based on the actual average amount of the Letters utilized, which generally is less than the notional amount issued.

Investments
The balance of investments at December 31, 2022 was $33.6 billion, an increase of $4.2 billion (14 percent) from year-end 2021. At December 31, 2022, investments included $16.6 billion of MBS and $17.0 billion of other investments, which consisted primarily of highly-rated short-term instruments and longer-term U.S. Treasury and GSE obligations held for liquidity. All of our MBS held at December 31, 2022 were issued and guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae.

Investments averaged $38.7 billion in 2022, an increase of $10.6 billion (38 percent) compared to the average in 2021, which was driven by higher liquidity investments and MBS. The ending and average balances of MBS rose given our increased authority to purchase MBS, which was a result of the higher regulatory capital balance in support of Advance borrowings. The majority of the $7.7 billion of MBS purchased were variable-rate products indexed to the Secured Overnight Financing Rate (SOFR). The increase in average liquidity investments was driven by holding more liquidity throughout 2022 in light of the increased Advance demand, which has been concentrated in short-term Advances and somewhat volatile. Liquidity investments can vary significantly on a daily basis during times of volatility in Advance balances. We maintained a robust amount of asset liquidity throughout 2022 across a variety of liquidity measures, as discussed in the "Liquidity Risk" section of "Quantitative and Qualitative Disclosures About Risk Management."

Capital
Capital adequacy surpassed all minimum regulatory capital requirements in 2022. The GAAP and regulatory capital-to-assets ratios at December 31, 2022 were 5.99 percent and 6.05 percent, respectively. Both ratios exceeded the regulatory required minimum of four percent. Regulatory capital includes mandatorily redeemable capital stock accounted for as a liability under GAAP. GAAP and regulatory capital increased $2.7 billion and $2.8 billion, respectively, from year-end 2021. The increase in capital was driven by purchases of capital stock to support Advance activity in 2022. Retained earnings totaled $1.4 billion at December 31, 2022, an increase of eight percent from year-end 2021. We believe the amount of retained earnings is sufficient to protect against members' impairment risk of their capital stock investment in the FHLB and to provide the opportunity to stabilize or increase future dividends.

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

	Year Ended December 31,
(Dollars in millions)	2022	2021	2020
Net income	$252	$42	$276
Affordable Housing Program assessments	29	5	31
Return on average equity (ROE)	4.78%	1.08%	5.78%
Return on average assets	0.25	0.07	0.31
Weighted average dividend rate	4.31	2.00	2.23
Dividend payout ratio (1)	57.1	126.8	30.3
Average overnight interest rates (2)	1.67	0.06	0.37
ROE spread to average overnight interest rates	3.11	1.02	5.41
Dividend rate spread to average overnight interest rates	2.64	1.94	1.86
(1)Dividend payout ratio is dividends declared in the period as a percentage of net income.
(2)Average overnight interest rates consist of SOFR and the Federal funds effective rate.

Net income increased $210 million in 2022. The increase in net income in 2022 compared to 2021 was primarily a result of the rising interest rate environment and significantly higher average Advance and investment balances. For example, higher average short-term interest rates increased the earnings generated from investing the FHLB's capital and improved the spreads earned on mortgage loans. Additionally, higher mortgage rates resulted in a lower volume of mortgage refinance activity, which reduced premium amortization. However, the increase in profitability was partially offset by unrealized losses on certain derivatives and other financial instruments carried at fair value.

In 2022, we accrued $29 million for the AHP pool of funds, which will be available to members in 2023. In September 2022, our Board of Directors affirmed its commitment to affordable housing by electing to make a voluntary AHP contribution of $3 million in addition to the $29 million annual AHP assessment. This contribution was included with our 2022 AHP awards in order to increase access to affordable housing throughout the Fifth District. In addition to the required AHP assessment and the voluntary AHP contribution, we provided voluntary sponsorship of two other housing programs. These programs provided funds to cover accessibility and emergency repairs for special needs and elderly homeowners and funds for the replacement or repair of homes damaged or destroyed by natural disasters within the Fifth District.
In December 2022, we paid stockholders a quarterly dividend at a 6.00 percent annualized rate on their capital investment in our company, which is 2.36 percentage points above fourth quarter average overnight interest rates.

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

	Year 2022		Year 2021		Year 2020
	Ending	Average	Ending	Average	Ending	Average
Federal funds effective	4.33%	1.69%	0.07%	0.08%	0.09%	0.37%
SOFR	4.30	1.65	0.05	0.04	0.09	0.37
3-month LIBOR	4.77	2.39	0.21	0.16	0.24	0.65
2-year LIBOR	4.71	3.27	0.94	0.38	0.20	0.49
10-year LIBOR	3.84	3.00	1.58	1.45	0.93	0.88
2-year U.S. Treasury	4.43	2.98	0.73	0.26	0.12	0.39
10-year U.S. Treasury	3.88	2.95	1.51	1.43	0.92	0.89
15-year mortgage current coupon (1)	4.71	3.60	1.41	1.21	0.71	1.21
30-year mortgage current coupon (1)	5.39	4.25	2.07	1.84	1.34	1.69

	Year 2022 by Quarter - Average
	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Federal funds effective	0.12%	0.77%	2.18%	3.65%
SOFR	0.09	0.71	2.13	3.62
3-month LIBOR	0.51	1.51	2.99	4.51
2-year LIBOR	1.63	3.03	3.67	4.73
10-year LIBOR	2.01	2.99	3.15	3.82
2-year U.S. Treasury	1.43	2.71	3.36	4.39
10-year U.S. Treasury	1.93	2.92	3.08	3.82
15-year mortgage current coupon (1)	2.17	3.49	3.91	4.81
30-year mortgage current coupon (1)	2.83	4.16	4.53	5.45
(1)     Current coupon rate of Fannie Mae par MBS indications.

During 2022, the Federal Reserve responded to inflationary concerns by increasing the target overnight Federal funds rate and indicating further expected rate hikes. At December 31, 2022 the target overnight Federal funds rate was in the range of 4.25 to 4.50 percent, a significant increase from the range of zero to 0.25 percent at December 31, 2021. In February 2023, the Federal Reserve increased the target overnight Federal funds rate by 0.25 percent to a range of 4.50 to 4.75 percent.

Average overnight rates were approximately 160 basis points higher in 2022 compared to 2021, while average mortgage rates increased approximately 240 basis points. The increase in short-term rates improved our earnings from capital by $95 million in 2022. Additionally, the substantial increase in mortgage rates in 2022 benefited net income as it resulted in fewer homeowners refinancing, which decreased the amount of principal prepayments and lowered the associated premium amortization.

During 2022, as in 2021, the market risk exposure to changing interest rates was moderate overall and well within policy limits. We believe that longer-term profitability will be competitive, unless interest rates were to further increase significantly for a sustained period of time. In the short-term, profitability could begin to decrease if long-term interest rates decline more than 200 basis points, leading to modestly faster prepayments of mortgage assets.

Regulatory and Legislative Developments

General
The FHLBank System is subject to legislative and regulatory oversight. Legislative and regulatory actions applicable, directly or indirectly, to the FHLBank System in the last decade have increased uncertainty regarding the business model and membership base under which the FHLBanks may operate in the future. This is due primarily to the uncertainty around potential actions related to the Finance Agency's review of the FHLBank System, future GSE reform, and the evolution of mortgage financing moving towards financial institutions currently not eligible for FHLBank membership. We cannot predict the ultimate outcome of the FHLBank System review, GSE reform and whether our membership base will be legislatively and regulatorily permitted to evolve in concert with the housing finance market. See Item 1A. Risk Factors for more discussion.

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

In March 2022, the Adjustable Interest Rate (LIBOR) Act (LIBOR Act) was signed into law. The LIBOR Act provides a national, uniform approach to legacy contracts with inadequate or unworkable fallback provisions commencing from the LIBOR replacement date. For relevant contracts, the LIBOR Act will automatically impose a rate selected by the Federal Reserve Board based upon SOFR including any applicable tenor spread adjustment. The legislation also includes a safe harbor against liability for parties with contractual discretion who choose the Federal Reserve Board's SOFR-based rate to replace LIBOR. In December 2022, the Federal Reserve Board adopted a final rule that implements the LIBOR Act. For example, the rule identifies separate Federal Reserve Board-selected replacement rates for derivatives transactions, covered GSE contracts, and all other covered contracts.

In preparation for the replacement of LIBOR, we have developed and implemented a LIBOR transition plan to remediate our LIBOR-linked financial instruments and contracts. We have added or adjusted fallback language for our Advances, have worked with our counterparties to address over-the-counter derivative agreements referencing U.S. dollar LIBOR, and will convert LIBOR-linked MBS as part of our LIBOR transition efforts. We have offered SOFR-linked Consolidated Obligations and SOFR-linked Advances on an ongoing basis. In addition, we have been using SOFR-based derivatives to manage interest-rate risk, purchasing SOFR-linked MBS, and converted LIBOR-based interest rate swaps with maturities after June 30, 2023 to SOFR. Collectively, we believe these efforts have reduced our LIBOR exposure and have kept us on track for the full replacement of LIBOR.

The following table presents our remaining LIBOR-indexed Advances, investment securities and derivatives at December 31, 2022. At December 31, 2022, all of our variable rate Consolidated Obligations were linked to SOFR.

(In millions)	Maturing on or before June 30, 2023	Maturing after June 30, 2023
LIBOR-Indexed Variable Rate Financial Instruments
Advances by redemption term	$5	$3,007
MBS by contractual maturity (1)	—	3,472
Total principal amount	$5	$6,479
Derivatives, notional amount by termination date	$265	$155
(1)MBS are presented by contractual maturity; however, their expected maturities will likely differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

The market transition away from LIBOR towards SOFR is complicated, including the possible development of term structures and credit adjustments to accommodate differences between LIBOR and SOFR and the potential introduction of other alternative reference rates. However, we believe our LIBOR transition plan has effectively positioned us for the full replacement of LIBOR and has reduced the risk of adverse effects the transition may have on our business.

ANALYSIS OF FINANCIAL CONDITION

Credit Services

Credit Activity and Advance Composition
The tables below show trends in Advance balances by major programs and in the notional amount of Letters of Credit.

(Dollars in millions)	December 31, 2022		December 31, 2021
	Balance	Percent(1)	Balance	Percent(1)
Adjustable/Variable Rate-Indexed:
LIBOR	$3,012	4%	$3,295	14%
SOFR	10,170	15	123	1
Other	2,785	4	163	1
Total	15,967	23	3,581	16
Fixed-Rate:
Repurchase based (REPO)	26,436	39	3,980	17
Regular Fixed-Rate	19,505	29	9,773	42
Putable (2)	1,020	2	2,467	11
Amortizing/Mortgage Matched	1,358	2	1,533	7
Other	3,142	5	1,620	7
Total	51,461	77	19,373	84
Total Advances Principal	$67,428	100%	$22,954	100%

Letters of Credit (notional) (3)	$41,345		$34,637

(Dollars in millions)	December 31, 2022		September 30, 2022		June 30, 2022		March 31, 2022
	Balance	Percent(1)	Balance	Percent(1)	Balance	Percent(1)	Balance	Percent(1)
Adjustable/Variable-Rate Indexed:
LIBOR	$3,012	4%	$3,110	5%	$3,292	6%	$3,292	10%
SOFR	10,170	15	11,864	20	7,169	13	426	1
Other	2,785	4	3,733	6	2,855	5	174	1
Total	15,967	23	18,707	31	13,316	24	3,892	12
Fixed-Rate:
Repurchase based (REPO)	26,436	39	20,018	33	24,852	44	14,496	43
Regular Fixed-Rate	19,505	29	15,941	27	13,061	23	9,656	29
Putable (2)	1,020	2	1,450	2	1,240	2	2,342	7
Amortizing/Mortgage Matched	1,358	2	1,399	2	1,433	3	1,464	4
Other	3,142	5	2,666	5	2,100	4	1,800	5
Total	51,461	77	41,474	69	42,686	76	29,758	88
Total Advances Principal	$67,428	100%	$60,181	100%	$56,002	100%	$33,650	100%

Letters of Credit (notional) (3)	$41,345		$39,002		$37,009		$33,813
(1)As a percentage of total Advances principal.
(2)Excludes Putable Advances where the related put options have expired or where the Advance is indexed to a variable-rate. These Advances are classified based on their current terms.
(3)Represents the amount of an off-balance sheet obligation.

Advance principal balances at December 31, 2022 increased 194 percent compared to year-end 2021. The increase in Advances resulted primarily from depository members' greater demand for liquidity, which was due in part to a decline in some members' deposit balances and loan growth. The decline in deposit balances was primarily driven by inflationary pressures and higher interest rates, which resulted in a more competitive deposit market and ultimately deposit outflows at some members. In March 2023, member demand for Advances accelerated in response to the stress placed on the banking industry and financial markets. Although Advance balances have increased, much of the demand has been for short-term Advances, which are often volatile as members' funding needs may change quickly. The future levels of Advance balances is difficult to predict and depends on many factors, including but not limited to, changes in the level of liquidity in the financial markets, changes in our members' deposit levels compared to loan growth and whether an economic downturn occurs.

Letters of Credit are issued on behalf of members to support certain obligations of members (or members' customers) to third-party beneficiaries. Letters of Credit were elevated throughout 2021 and increased an additional $6.7 billion (19 percent) in 2022 as members continue to primarily use them to secure higher levels of public unit deposits. Letters of Credit usually expire without being drawn upon.

Advance Usage
In addition to analyzing Advance balances by dollar trends, we monitor the degree to which members use Advances to fund their balance sheets. The following table shows the unweighted, average ratio of each member's Advance balance to its most-recently available figures for total assets.

	December 31, 2022	December 31, 2021
Average Advances-to-assets for members
Assets less than $1.0 billion (487 members)	2.43%	1.46%
Assets over $1.0 billion (129 members)	3.38	1.50
All members	2.63	1.47

The following table shows Advance usage of members by charter type.

(Dollars in millions)	December 31, 2022		December 31, 2021
	Principal Amount of Advances	Percent of Total Principal Amount of Advances	Principal Amount of Advances	Percent of Total Principal Amount of Advances
Commercial Banks	$44,334	66%	$7,258	32%
Savings Institutions	7,637	11	4,262	18
Credit Unions	3,933	6	1,323	6
Insurance Companies	11,501	17	10,073	44
Total member Advances	67,405	100	22,916	100
Former member borrowings	23	—	38	—
Total principal amount of Advances	$67,428	100%	$22,954	100%

The following tables present principal balances for the five members with the largest Advance borrowings.

(Dollars in millions)
December 31, 2022			December 31, 2021
Name	Principal Amount of Advances	Percent of Total Principal Amount of Advances	Name	Principal Amount of Advances	Percent of Total Principal Amount of Advances
U.S. Bank, N.A.	$19,000	28%	U.S. Bank, N.A.	$3,272	14%
Keybank, N.A.	11,344	17	Third Federal Savings and Loan Association	3,179	14
Third Federal Savings and Loan Association	4,826	7	Protective Life Insurance Company	2,800	12
Fifth Third Bank	4,301	6	Nationwide Life Insurance Company	2,702	12
Nationwide Life Insurance Company	3,136	5	Western-Southern Life Assurance Co.	1,487	6
Total of Top 5	$42,607	63%	Total of Top 5	$13,440	58%

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

The table below shows principal purchases and reductions of loans in the MPP for each of the last two years. All loans acquired in 2022 and 2021 were conventional loans.

(In millions)	2022	2021
Balance, beginning of year	$7,402	$9,316
Principal purchases	714	1,671
Principal reductions	(1,110)	(3,585)
Balance, end of year	$7,006	$7,402

We closely track the refinancing incentives of our mortgage assets (including loans in the MPP and MBS) because the option for homeowners to change their principal payments normally represents the largest portion of our market risk exposure and can affect MPP balances. MPP principal paydowns decreased in 2022 to an 11 percent annual constant prepayment rate, compared to the 34 percent rate during 2021, driven by the sharp increase in mortgage rates. Likewise, the increase in mortgage rates substantially slowed the purchases of new MPP loans in 2022.

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

(Dollars in millions)	December 31, 2022			December 31, 2021
	Principal	% of Total		Principal	% of Total
Union Savings Bank	$1,651	24%	Union Savings Bank	$1,841	25%
FirstBank	730	10	FirstBank	565	8
Guardian Savings Bank FSB	438	6	Guardian Savings Bank FSB	524	7
All others	4,187	60	All others	4,472	60
Total	$7,006	100%	Total	$7,402	100%

Housing and Community Investment

In 2022, we accrued $29 million of earnings for the AHP, which will be awarded to members in 2023. In addition to the annual AHP assessment, our Board made a voluntary AHP contribution of $3 million, which was included in the 2022 AHP awards. The AHP consists of a Competitive Program and a homeownership program called Welcome Home, which assists homebuyers with down payments and closing costs.

Including funds available in 2022 from previous years, we had $12.5 million available for the Competitive Program in 2022, which we awarded to 48 projects through a single competitive offering. In addition, we disbursed over $2.6 million to 145 members on behalf of 559 homebuyers through the Welcome Home Program, which assists homebuyers with down payments and closing costs.

Additionally, in 2022, our Board committed $1.0 million to the Carol M. Peterson Housing Fund, which helped 137 homeowners, and continued its commitment to the Disaster Reconstruction Program. Both are voluntary programs beyond the 10 percent of earnings that we are required by law to set aside for the AHP.

Our activities to support affordable housing and economic development also include offering Advances and loans through the AHP, Community Investment Program, Economic Development Program and Zero Interest Rate Fund with below-market interest rates and, in some cases, rates as low as zero percent. At the end of 2022, Advance balances under these programs totaled $194 million.

In 2022, approximately 29 percent of members applied for funding under our Housing and Community Investment programs.

Investments

The table below presents the ending and average balances of our investment portfolio.

(In millions)	2022		2021
	Ending Balance	Average Balance	Ending Balance	Average Balance
Liquidity investments	$17,028	$24,608	$18,589	$18,576
MBS	16,577	13,678	10,803	9,186
Other investments (1)	—	444	—	340
Total investments	$33,605	$38,730	$29,392	$28,102
(1)The average balance includes the rights or obligations to cash collateral, which are included in the fair value of derivative assets or derivative liabilities on the Statements of Condition at period end.

Liquidity investments are either short-term (primarily overnight), or longer-term investments that may be sold and converted to cash. Under our regulatory requirements, liquidity includes certain high-quality liquid assets, which are defined as uncommitted U.S. Treasury obligations with remaining maturities of 10 years or less held as trading securities or available-for-sale securities. It is normal for liquidity investments to vary by up to several billion dollars on a daily basis. Liquidity investment levels can vary significantly based on changes in the amount of actual Advances, anticipated demand for Advances, regulatory liquidity requirements, the availability of acceptable net spreads, and the number of eligible counterparties that meet our unsecured credit risk criteria. The average balance of liquidity investments in 2022 increased $6.0 billion (32 percent) compared to the average balance in 2021 because of additional liquidity investments being held in light of the increased level and volatility of Advance demand as previously described.

Our overarching strategy for balances of MBS is to keep holdings as close as possible to the regulatory maximum. Finance Agency regulations prohibit us from purchasing MBS if our investment in these securities exceeds three times regulatory capital on the day we intend to purchase the securities. The ratio of MBS to regulatory capital was 2.56 at December 31, 2022. Although we purchased $7.7 billion of MBS in 2022, the MBS ratio was still below our preference to hold it near the three times regulatory maximum primarily because of the rapid increase in regulatory capital, which was driven by purchases of capital stock to support Advance activity.

The balance of MBS at December 31, 2022 consisted of $15.4 billion of securities issued by Fannie Mae or Freddie Mac (of which $12.5 billion were floating-rate securities), and $1.2 billion of securities issued by Ginnie Mae (which are primarily fixed rate).
The table below shows principal purchases and paydowns of our MBS for each of the last two years. The majority of the purchases were variable-rate MBS linked to SOFR.

(In millions)	MBS Principal
	2022	2021
Balance, beginning of year	$10,795	$9,745
Principal purchases	7,726	3,837
Principal paydowns	(1,723)	(2,787)
Balance, end of year	$16,798	$10,795

As mortgage rates rose in 2022, MBS principal paydowns decreased to a 12 percent annual constant prepayment rate from the 26 percent rate experienced in all of 2021.

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

The table below presents the ending and average balances of our participations in Consolidated Obligations.

(In millions)	2022		2021
	Ending Balance	Average Balance	Ending Balance	Average Balance
Discount Notes:
Unswapped	$19,825	$24,931	$19,418	$22,933
Swapped	21,183	21,692	10,426	3,156
Total par Discount Notes	41,008	46,623	29,844	26,089
Other items (1)	(317)	(173)	(6)	(1)
Total Discount Notes	40,691	46,450	29,838	26,088
Bonds:
Unswapped fixed-rate	13,280	14,078	16,112	18,840
Unswapped adjustable-rate (2)	39,621	22,834	850	6,710
Swapped fixed-rate	6,842	7,062	7,627	2,737
Total par Bonds	59,743	43,974	24,589	28,287
Other items (1)	(75)	(34)	13	24
Total Bonds	59,668	43,940	24,602	28,311
Total Consolidated Obligations (3)	$100,359	$90,390	$54,440	$54,399
(1)Includes unamortized premiums/discounts, fair value option valuation adjustments, hedging and other basis adjustments.
(2)At December 31, 2022 and 2021, all unswapped adjustable-rate Bonds were indexed to SOFR.
(3)The 11 FHLBanks have joint and several liability for the par amount of all of the Consolidated Obligations issued on their behalves. The par amount of the outstanding Consolidated Obligations for all of the FHLBanks was (in millions) $1,181,743 and $652,862 at December 31, 2022 and 2021, respectively.

The balances of Discount Notes and unswapped adjustable-rate Bonds in 2022 were higher compared to the balances at year-end 2021 primarily due to growth in short-term and variable-rate Advances during 2022. The growth in Advances resulted primarily from depository members' greater demand for liquidity, which was due in part to a decline in some members' deposit balances and loan growth.

The ending and average balances of swapped Discount Notes at December 31, 2022 were higher than year-end 2021 because the market environment in 2022 generally favored swapped debt. We swap term Discount Notes and fixed-rate bonds to adjustable-rates in order to match the underlying rate reset periods to the assets the Discount Notes and Bonds are funding, as well as to reduce the repricing risk of Discount Notes.

Deposits

Total deposits with us are normally a relatively minor source of low-cost funding. All deposits with us are uninsured. Total interest-bearing deposits at December 31, 2022 were $1.0 billion, a decrease of $0.4 billion compared to the balance at year-end 2021.

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

	Year Ended December 31,
(In millions)	2022		2021
	Period End	Average	Period End	Average
GAAP and Regulatory Capital
GAAP Capital Stock	$5,151	$3,961	$2,490	$2,585
Mandatorily Redeemable Capital Stock	17	115	21	19
Regulatory Capital Stock	5,168	4,076	2,511	2,604
Retained Earnings	1,401	1,339	1,293	1,304
Regulatory Capital	$6,569	$5,415	$3,804	$3,908

	2022		2021
	Period End	Average	Period End	Average
GAAP and Regulatory Capital-to-Assets Ratio
GAAP	5.99%	5.33%	6.26%	6.40%
Regulatory (1)	6.05	5.47	6.28	6.44
(1)    At all times, the FHLB must maintain at least a four percent minimum regulatory capital-to-assets ratio.

The following table presents the sources of change in regulatory capital stock balances in 2022 and 2021.

(In millions)	2022	2021
Regulatory stock balance at beginning of year	$2,511	$2,660
Stock purchases:
Membership stock	1	20
Activity stock	5,533	1,089
Stock repurchases/redemptions:
Redemption of member excess	(2,650)	(60)
Repurchase of member excess	(208)	(1,186)
Withdrawals	(19)	(12)
Regulatory stock balance at the end of the year	$5,168	$2,511

Our business model is structured to be able to absorb sharp changes in assets because we can execute commensurate changes in liability and capital stock balances. For example, in 2022, we issued $5.5 billion of capital stock to members in support of Advance borrowings, some of which were repaid prior to December 31, 2022. As such, certain members requested the redemption of $2.7 billion of capital stock that was no longer required to support Advance borrowings. These redemption requests were reclassified as mandatorily redeemable capital stock, most of which were subsequently redeemed in 2022.

Excess capital stock is the amount of stock held by a member (or former member) in excess of that institution's minimum stock ownership requirement. Excess capital stock provides a base of capital to manage financial leverage at prudent levels, augments loss protections for bondholders, and may be used by a member to capitalize additional Mission Assets and Activities, before purchasing activity stock. At December 31, 2022, the amount of excess stock, as defined by our Capital Plan, was $1.2 billion, an increase of $0.8 billion compared to the balance at year-end 2021. The balance of excess stock increased in 2022 given the volatility in short-term Advance borrowings. In January 2023, we repurchased $1.1 billion of excess capital stock.

See the "Capital Adequacy" section in “Quantitative and Qualitative Disclosures About Risk Management” for discussion of our retained earnings.

Membership and Stockholders

In 2022, we added six new member stockholders and lost eight member stockholders, ending the year at 616 member stockholders. Of the eight members lost, six merged with other Fifth District members and the other two merged out of district.

In 2022, there were no material changes in the allocation of membership by state, charter type, or asset size. At the end of 2022, the composition of membership by state was Ohio with 301, Kentucky with 159, and Tennessee with 156.

The following table provides the number of member stockholders by charter type.

	December 31,
	2022	2021
Commercial Banks	335	338
Savings Institutions	75	76
Credit Unions	144	142
Insurance Companies	55	55
Community Development Financial Institutions	7	7
Total	616	618

The following table provides the ownership of capital stock by charter type.

(In millions)	December 31,
	2022	2021
Commercial Banks	$3,542	$1,109
Savings Institutions	518	432
Credit Unions	305	184
Insurance Companies	785	764
Community Development Financial Institutions	1	1
Total GAAP Capital Stock	5,151	2,490
Mandatorily Redeemable Capital Stock	17	21
Total Regulatory Capital Stock	$5,168	$2,511

Credit union members hold relatively less stock than their membership proportion because they tend to be smaller than the average member and borrow less. Insurance company members hold relatively more stock than their membership proportion because they tend to be larger than the average member and borrow more.

The following table provides a summary of member stockholders by asset size.

	December 31,
Member Asset Size (1)	2022	2021
Up to $100 million	111	128
> $100 up to $500 million	301	296
> $500 million up to $1 billion	75	68
> $1 billion	129	126
Total Member Stockholders	616	618
(1)    The December 31 membership composition reflects members' assets as of the most-recently available figures for total assets.

Most members are smaller community financial institutions, with 67 percent having assets up to $500 million. As noted elsewhere, having larger members is important to help achieve our mission objectives, including providing valuable products and services to all members.

RESULTS OF OPERATIONS

The following tables and discussion provide information for the years ended December 31, 2022, 2021 and 2020 and a comparison of the results between 2022 and 2021. For a comparison of the results between 2021 and 2020, see Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2021 Annual Report on Form 10-K.

Components of Earnings and Return on Equity

The following table is a summary income statement for the last three years. Each ROE percentage is computed by dividing income or expense for the category by the average amount of stockholders' equity for the period.

(Dollars in millions)	2022		2021		2020
	Amount	ROE (1)	Amount	ROE (1)	Amount	ROE (1)
Net interest income	$487	9.25%	$277	7.12%	$406	8.51%
Non-interest income (loss):
Net gains (losses) on investment securities	(337)	(6.39)	(257)	(6.63)	257	5.39
Net gains (losses) on derivatives	131	2.48	82	2.12	(273)	(5.72)
Net gains (losses) on financial instruments held under fair value option	75	1.42	10	0.26	(7)	(0.15)
Other non-interest income, net	28	0.53	27	0.69	16	0.33
Total non-interest income (loss)	(103)	(1.96)	(138)	(3.56)	(7)	(0.15)
Total income	384	7.29	139	3.56	399	8.36
Non-interest expense	103	1.97	92	2.36	92	1.93
Affordable Housing Program assessments	29	0.54	5	0.12	31	0.65
Net income	$252	4.78%	$42	1.08%	$276	5.78%
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

The following table shows selected components of net interest income. Reasons for the variance in net interest income between the 2022 and 2021 periods are discussed below.

(Dollars in millions)	2022		2021		2020
	Amount	% of Earning Assets	Amount	% of Earning Assets	Amount	% of Earning Assets
Components of net interest rate spread:
Net (amortization)/accretion (1) (2)	$(31)	(0.03)%	$(87)	(0.15)%	$(115)	(0.13)%
Prepayment fees on Advances, net (2)	3	—	13	0.02	34	0.04
Other components of net interest rate spread	393	0.40	324	0.54	441	0.50
Total net interest rate spread	365	0.37	250	0.41	360	0.41
Earnings from funding assets with interest-free capital	122	0.13	27	0.05	46	0.05
Total net interest income/net interest margin (3)	$487	0.50%	$277	0.46%	$406	0.46%
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

Net Amortization/Accretion (generally referred to as "amortization"): Net amortization can become substantial and volatile with changes in interest rates. When mortgage rates decrease, premium amortization of mortgage assets generally increases, which reduces net interest income. In 2022, mortgage rates increased rapidly and reduced mortgage refinance activity, which decreased net amortization. Net amortization was higher in 2021 given the historically low mortgage rates that existed at the end of 2020 and continued into the first half of 2021.

Prepayment Fees on Advances: Fees for members' early repayment of certain Advances, which are included in net interest income, are designed to make us economically indifferent to whether members hold Advances to maturity or repay them before maturity. Advance prepayment fees were minimal in 2022.

Other Components of Net Interest Rate Spread: The total other components of net interest rate spread increased $69 million in 2022 compared to 2021. The net increase was primarily due to the factors below.

2022 Versus 2021
▪Higher average Advance balances-Favorable: The $28.2 billion increase in the average balance of Advances improved net interest income by an estimated $107 million.
▪Higher spreads earned on mortgage loans held for portfolio-Favorable: Higher spreads on mortgage loans held for portfolio increased net interest income by an estimated $56 million. Spreads improved primarily because of the rise in interest rates.
▪Higher average balances of investments-Favorable: Increases of $4.5 billion in average MBS and $6.0 billion in average liquidity investment balances improved net interest income by an estimated $32 million.
▪Higher net unrealized gains on designated fair value hedges-Favorable: Net unrealized gains on hedged items and derivatives in qualifying fair value hedge relationships were higher by $14 million.
▪Lower spreads on shorter-term and floating-rate assets-Unfavorable: Lower spreads on shorter-term and floating-rate assets (including those that have been swapped to a floating rate) decreased net interest income by an estimated $129 million. However, the decrease in net interest income was partially offset by lower non-interest losses primarily because of a $74 million decline in the net interest settlements being paid on related derivatives not receiving hedge accounting.
▪Higher interest paid on mandatorily redeemable capital stock-Unfavorable: Interest paid on mandatorily redeemable capital stock was higher by $6 million. The interest expense increased due to higher average dividend rates paid and a higher average balance of mandatorily redeemable capital stock, which was driven by members requesting the redemption of capital stock no longer supporting Advance borrowings.
▪Lower average balances of mortgage loans held for portfolio-Unfavorable: The $0.7 billion decrease in the average balance of mortgage loans held for portfolio lowered net interest income by an estimated $5 million. Mortgage balances declined because of the acceleration of principal cash flows driven by historically low mortgage interest rates in 2021.

Earnings from Capital: Earnings from capital increased $95 million in 2022 compared to 2021 because of the significantly higher average short-term interest rates and higher average capital balances.

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

(Dollars in millions)	2022			2021			2020
	Average Balance	Interest	Average Rate (1)	Average Balance	Interest	Average Rate (1)	Average Balance	Interest	Average Rate (1)
Assets:
Advances (2)	$52,167	$1,211	2.32%	$23,943	$147	0.62%	$43,323	$469	1.08%
Mortgage loans held for portfolio (3)	7,431	204	2.75	8,130	169	2.07	11,264	276	2.45
Securities purchased under agreements to resell	2,354	49	2.09	545	1	0.07	1,633	11	0.68
Federal funds sold	11,183	204	1.82	6,891	5	0.08	6,151	32	0.52
Interest-bearing deposits in banks (4)	1,298	25	1.94	736	1	0.09	1,390	8	0.55
MBS (5)	13,702	288	2.11	9,182	107	1.17	11,864	186	1.57
Other investments (5)	10,209	238	2.33	10,733	205	1.91	11,832	265	2.24
Loans to other FHLBanks	25	1	2.77	—	—	—	5	—	1.22
Total interest-earning assets	98,369	2,220	2.26	60,160	635	1.05	87,462	1,247	1.43
Less: allowance for credit losses on mortgage loans	—			—			—
Other assets	578			526			1,248
Total assets	$98,947			$60,686			$88,710
Liabilities and Capital:
Term deposits	$77	1	1.03	$79	—	0.23	$78	—	0.67
Other interest-bearing deposits (4)	1,329	16	1.21	1,434	—	0.02	1,208	3	0.25
Discount Notes	46,450	775	1.67	26,088	14	0.05	43,284	295	0.68
Unswapped fixed-rate Bonds	14,087	282	2.00	18,857	327	1.74	21,319	432	2.03
Unswapped adjustable-rate Bonds	22,833	539	2.36	6,710	5	0.07	13,394	53	0.40
Swapped Bonds	7,020	114	1.62	2,744	12	0.42	3,584	57	1.58
Mandatorily redeemable capital stock	115	6	4.77	19	—	2.01	55	1	1.93
Other borrowings	—	—	2.27	—	—	—	1	—	—
Total interest-bearing liabilities	91,911	1,733	1.89	55,931	358	0.64	82,923	841	1.02
Non-interest bearing deposits	—			—			2
Other liabilities	1,765			869			1,006
Total capital	5,271			3,886			4,779
Total liabilities and capital	$98,947			$60,686			$88,710
Net interest rate spread			0.37%			0.41%			0.41%
Net interest income and net interest margin (6)		$487	0.50%		$277	0.46%		$406	0.46%
Average interest-earning assets to interest-bearing liabilities			107.03%			107.56%			105.48%

(1)Amounts used to calculate average rates are based on dollars in thousands. Accordingly, recalculations based upon the disclosed amounts in millions may not produce the same results.
(2)Interest on Advances includes prepayment fees of (in millions) $3, $13, and $34 for the years ended December 31, 2022, 2021, and 2020, respectively.
(3)Non-accrual loans are included in average balances used to determine average rate.
(4)The average balance amounts include the rights or obligations to cash collateral, which are included in the fair value of derivative assets or derivative liabilities on the Statements of Condition at period end.
(5)Includes available-for-sale securities based on their amortized costs. The yield information does not give effect to changes in fair value that are reflected as a component of stockholders' equity for available-for-sale securities.
(6)Net interest margin is net interest income as a percentage of average total interest-earning assets.

Rates and corresponding levels of interest income and expense on all of our interest-bearing assets and liabilities increased in 2022 compared to 2021, as these assets and liabilities have repriced to the higher interest rates.

Volume/Rate Analysis
Changes in both average balances (volume) and interest rates influence changes in net interest income, as shown in the following table.

(In millions)	2022 over 2021			2021 over 2020
	Volume (1)(3)	Rate (2)(3)	Total	Volume (1)(3)	Rate (2)(3)	Total
Increase (decrease) in interest income
Advances	$317	$747	$1,064	$(164)	$(158)	$(322)
Mortgage loans held for portfolio	(16)	51	35	(69)	(38)	(107)
Securities purchased under agreements to resell	5	43	48	(4)	(6)	(10)
Federal funds sold	5	194	199	3	(30)	(27)
Interest-bearing deposits in banks	1	23	24	(2)	(5)	(7)
MBS	69	112	181	(37)	(42)	(79)
Other investments	(10)	43	33	(23)	(37)	(60)
Loans to other FHLBanks	1	—	1	—	—	—
Total	372	1,213	1,585	(296)	(316)	(612)
Increase (decrease) in interest expense
Term deposits	—	1	1	—	—	—
Other interest-bearing deposits	—	16	16	—	(3)	(3)
Discount Notes	18	743	761	(84)	(197)	(281)
Unswapped fixed-rate Bonds	(90)	45	(45)	(46)	(59)	(105)
Unswapped adjustable-rate Bonds	37	497	534	(18)	(30)	(48)
Swapped Bonds	36	66	102	(11)	(34)	(45)
Mandatorily redeemable capital stock	4	2	6	(1)	—	(1)
Other borrowings	—	—	—	—	—	—
Total	5	1,370	1,375	(160)	(323)	(483)
Increase (decrease) in net interest income	$367	$(157)	$210	$(136)	$7	$(129)
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

(In millions)	2022	2021	2020
Advances:
Amortization of hedging activities in net interest income	$—	$(1)	$(1)
Gains (losses) on designated fair value hedges	11	1	(16)
Net interest settlements included in net interest income	12	(110)	(91)
Investment securities:
Amortization of hedging activities in net interest income	(1)	—	—
Gains (losses) on designated fair value hedges	(15)	—	—
Net interest settlements included in net interest income	39	(20)	(2)
Mortgage loans:
Amortization of derivative fair value adjustments in net interest income	(2)	(12)	(12)
Consolidated Obligation Bonds:
Net interest settlements included in net interest income	(4)	1	2
Increase (decrease) to net interest income	$40	$(141)	$(120)

Most of our use of derivatives is to synthetically convert the fixed interest rates on certain Advances, investments and Consolidated Obligations to adjustable rates tied to an eligible benchmark rate (e.g., the Federal funds effective rate or SOFR). The sharp increases in short-term interest rates primarily benefited net interest income in 2022 as the conversion of certain Advances' and investments' fixed interest rates to adjustable-coupon rates resulted in net interest settlements being received rather than paid in the second half of 2022. The fluctuation in earnings from the use of derivatives was acceptable because it enabled us to lower market risk exposure by matching actual cash flows between assets and liabilities more closely and efficiently than would otherwise occur.

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

	2022
(In millions)	Advances	Investment Securities	Mortgage Loans	Bonds	Discount Notes	Balance Sheet (1)	Other	Total
Net effect of derivatives and hedging activities
Gains (losses) on derivatives not receiving hedge accounting	$(1)	$291	$(9)	$(57)	$(12)	$10	$—	$222
Net interest settlements on derivatives not receiving hedge accounting	—	(42)	—	(14)	(34)	—	—	(90)
Price alignment amount (2)	—	—	—	—	—	—	(1)	(1)
Net gains (losses) on derivatives	(1)	249	(9)	(71)	(46)	10	(1)	131
Gains (losses) on trading securities (3)	—	(337)	—	—	—	—	—	(337)
Gains (losses) on financial instruments held under fair value option (4)	1	—	—	69	5	—	—	75
Total net effect on non-interest income	$—	$(88)	$(9)	$(2)	$(41)	$10	$(1)	$(131)

	2021
(In millions)	Advances	Investment Securities	Mortgage Loans	Bonds	Discount Notes	Balance Sheet (1)	Other	Total
Net effect of derivatives and hedging activities
Gains (losses) on derivatives not receiving hedge accounting	$1	$252	$3	$(9)	$(1)	$—	$—	$246
Net interest settlements on derivatives not receiving hedge accounting	—	(172)	—	8	—	—	—	(164)
Price alignment amount (2)	—	—	—	—	—	—	—	—
Net gains (losses) on derivatives	1	80	3	(1)	(1)	—	—	82
Gains (losses) on trading securities (3)	—	(257)	—	—	—	—	—	(257)
Gains (losses) on financial instruments held under fair value option (4)	(1)	—	—	10	1	—	—	10
Total net effect on non-interest income	$—	$(177)	$3	$9	$—	$—	$—	$(165)

	2020
(In millions)	Advances	Investment Securities	Mortgage Loans	Bonds	Discount Notes	Balance Sheet (1)	Other	Total
Net effect of derivatives and hedging activities
Gains (losses) on derivatives not receiving hedge accounting	$—	$(242)	$(10)	$14	$—	$91	$—	$(147)
Net interest settlements on derivatives not receiving hedge accounting	—	(172)	—	23	22	—	—	(127)
Price alignment amount (2)	—	—	—	—	—	—	1	1
Net gains (losses) on derivatives	—	(414)	(10)	37	22	91	1	(273)
Gains (losses) on trading securities (3)	—	257	—	—	—	—	—	257
Gains (losses) on financial instruments held under fair value option (4)	1	—	—	(9)	1	—	—	(7)
Total net effect on non-interest income	$1	$(157)	$(10)	$28	$23	$91	$1	$(23)
(1)Balance sheet includes synthetic basis swaps and swaptions, which are not designated as hedging a specific financial instrument.
(2)This amount is for derivatives for which variation margin is characterized as a daily settled contract.
(3)Includes only those gains (losses) on trading securities that have an assigned economic derivative; therefore, this line item may not agree to the Statement of Income.
(4)Includes only those gains or losses on financial instruments held at fair value that have an economic derivative "assigned."

The effect of derivatives and hedging activities on earnings in 2022 improved primarily because of the increase in short-term rates, which significantly lowered the net interest settlements being paid on derivatives related to investments where the fixed interest rates were converted to adjustable-coupon rates. Some of this benefit was partially offset as the increase in short-term rates also resulted in net interest settlements being paid rather than received on derivatives related to Bonds and Discount Notes. Additionally, the overall improvement related to net interest settlements in 2022 compared to 2021 was partially offset by higher net unrealized losses on investments and their related derivatives that we expect to hold to maturity. As noted above, the fluctuation in earnings from the use of derivatives was acceptable because it enabled us to lower market risk exposure.

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

Non-Interest Expense

The following table presents non-interest expense for each of the last three years.

(In millions)	2022	2021	2020
Non-interest expense
Compensation and benefits	$51	$48	$50
Other operating expense	25	23	21
Finance Agency	8	7	7
Office of Finance	6	5	5
Other	13	9	9
Total non-interest expense	$103	$92	$92

Our business is designed to support significant changes in asset levels without having to undergo material changes in staffing, operations, risk practices, or general resource needs. Accordingly, the components of non-interest expense generally remained stable over the past several years. In 2022, "Other" non-interest expense includes a voluntary AHP contribution of $3 million. Our Board of Directors elected to make a voluntary AHP contribution in order to increase access to affordable housing throughout the Fifth District.

Analysis of Quarterly ROE

The following table summarizes the components of 2022's quarterly ROE and provides quarterly ROE for 2021 and 2020.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Components of 2022 ROE:
Net interest income:
Other net interest income	8.19%	6.59%	10.49%	12.67%	9.78%
Net amortization	(0.99)	(0.70)	(0.47)	(0.35)	(0.59)
Prepayment fees	0.25	0.03	0.01	—	0.06
Total net interest income	7.45	5.92	10.03	12.32	9.25
Net gains (losses) on derivatives	8.95	1.69	1.89	(0.83)	2.48
Other non-interest income (loss)	(12.38)	(1.68)	(2.89)	(2.48)	(4.44)
Total non-interest income (loss)	(3.43)	0.01	(1.00)	(3.31)	(1.96)
Total income	4.02	5.93	9.03	9.01	7.29
Total non-interest expense	2.36	2.17	1.87	1.62	1.97
Affordable Housing Program assessments	0.18	0.38	0.73	0.75	0.54
2022 ROE	1.48%	3.38%	6.43%	6.64%	4.78%

2021 ROE	1.96%	0.03%	0.60%	1.81%	1.08%

2020 ROE	6.94%	7.12%	4.70%	3.93%	5.78%

The increase in profitability in 2022 compared to 2021 was in part due to rising interest rates and higher average Advance balances. Additionally, higher mortgage rates resulted in a lower volume of mortgage refinance activity, which reduced premium amortization.

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

(Dollars in millions)	Traditional Member Finance	MPP	Total
2022
Net interest income (loss)	$421	$66	$487
Net income (loss)	$202	$50	$252
Average assets	$89,202	$9,745	$98,947
Assumed average capital allocation	$4,747	$524	$5,271
Return on average assets (1)	0.23%	0.51%	0.25%
Return on average equity (1)	4.26%	9.46%	4.78%

2021
Net interest income (loss)	$318	$(41)	$277
Net income (loss)	$85	$(43)	$42
Average assets	$49,258	$11,428	$60,686
Assumed average capital allocation	$3,154	$732	$3,886
Return on average assets (1)	0.17%	(0.38)%	0.07%
Return on average equity (1)	2.70%	(5.92)%	1.08%

2020
Net interest income (loss)	$385	$21	$406
Net income (loss)	$221	$55	$276
Average assets	$77,090	$11,620	$88,710
Assumed average capital allocation	$4,149	$630	$4,779
Return on average assets (1)	0.29%	0.48%	0.31%
Return on average equity (1)	5.33%	8.76%	5.78%
(1)Amounts used to calculate returns are based on numbers in thousands. Accordingly, recalculations based upon the disclosed amounts in millions may not produce the same results.

Traditional Member Finance Segment
Net income improved in 2022 compared to 2021 primarily because of higher average balances of Advances and investments. Additionally, the rising interest rate environment benefited this segment as it resulted in higher earnings from capital. However, the increase in profitability was partially offset by unrealized losses on certain derivatives and other financial instruments carried at fair value.

MPP Segment
Earnings from the MPP segment improved significantly in 2022 compared to 2021 because of higher net interest income, which resulted primarily from the rising interest rate environment. Higher mortgage rates resulted in a lower volume of mortgage refinance activity, which reduced premium amortization. Additionally, the MPP segment benefited from higher average short-term interest rates, which increased the earnings generated from capital and improved the spreads earned.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT RISK MANAGEMENT

Overview

We face various risks that could affect the ability to achieve our mission and corporate objectives. We generally categorize risks as: 1) business/strategic risk, 2) compliance, 3) market risk (also referred to as interest rate or prepayment risk), 4) credit risk, 5) funding/liquidity risk, and 6) operational risk (which includes cyber risks). Our Board of Directors establishes objectives regarding risk philosophy, risk appetite, risk tolerances, and financial performance expectations. Market, capital adequacy, credit, liquidity, concentration, and operational risks are discussed below. Other risks are discussed throughout this report.

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

▪Market Value of Equity Sensitivity. The market value of equity for the entire balance sheet in two hypothetical interest rate scenarios (up 200 basis points and down 100 to 200 basis points from the applicable interest rate environment) must be between positive and negative 10 percent of the current balance sheet's market value of equity. The interest rate movements are “shocks,” defined as instantaneous, permanent, and parallel changes in interest rates in which every point on the yield curve is changed by the same amount. The size of the down shock varies with the level of long-term interest rates observed when measuring the risk.

▪Duration of Equity. The duration of equity for the entire balance sheet in the current (“base case”) interest rate environment must be between positive and negative five years and in the two interest rate shock scenarios (up 200 basis points and down 100 to 200 basis points from the applicable interest rate environment) must be between positive and negative six years.

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

Market Value of Equity and Duration of Equity - Entire Balance Sheet
Two key measures of long-term market risk exposure are the sensitivities of the market value of equity and the duration of equity to changes in interest rates and other variables, as presented in the following tables for various instantaneous and permanent interest rate shocks (in basis points). The mortgage assets portfolio normally accounts for almost all market risk exposure because of prepayment volatility that we cannot completely hedge while maintaining sufficient net spreads. We compiled average results using data for each month end. Given the level of rates at certain time periods, some down rate shocks are nonparallel scenarios, with short-term rates decreasing less than long-term rates such that no rate falls below zero.

Market Value of Equity

(Dollars in millions)	Down 300	Down 200	Down 100	Flat Rates	Up 100	Up 200	Up 300
Average Results
2022 Full Year
Market Value of Equity	$5,643	$5,498	$5,408	$5,317	$5,207	$5,101	$5,012
% Change from Flat Case	6.1%	3.4%	1.7%	—	(2.1)%	(4.1)%	(5.7)%
2021 Full Year
Market Value of Equity	$3,916	$3,920	$3,921	$3,942	$3,878	$3,771	$3,705
% Change from Flat Case	(0.6)%	(0.6)%	(0.5)%	—	(1.6)%	(4.3)%	(6.0)%
Month-End Results
December 31, 2022
Market Value of Equity	$6,517	$6,402	$6,283	$6,160	$6,042	$5,937	$5,844
% Change from Flat Case	5.8%	3.9%	2.0%	—	(1.9)%	(3.6)%	(5.1)%
December 31, 2021
Market Value of Equity	$3,977	$3,977	$3,865	$3,858	$3,767	$3,628	$3,525
% Change from Flat Case	3.1%	3.1%	0.2%	—	(2.4)%	(6.0)%	(8.6)%
Duration of Equity

(In years)	Down 300	Down 200	Down 100	Flat Rates	Up 100	Up 200	Up 300
Average Results
2022 Full Year	2.6	1.9	1.5	2.0	2.2	2.0	1.7
2021 Full Year	(0.1)	(0.2)	(0.6)	1.0	2.6	2.5	1.0
Month-End Results
December 31, 2022	1.8	2.0	2.1	2.1	2.0	1.8	1.6
December 31, 2021	—	0.7	2.0	1.4	3.4	3.6	2.1

The overall market risk exposure to changing interest rates was well within policy limits during the periods presented. At December 31, 2022, market risk exposure to falling rate shocks benefited from the rapid increase in mortgage interest rates in 2022 while exposure to rising rates remained stable. The duration of equity, which provides an estimate of the change in market value of equity to further changes in interest rates, remained well within policy limits.

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

Use of Derivatives in Market Risk Management
A key component of hedging market risk exposure is the use of derivative transactions. The following table presents the notional amounts of the derivatives classified by how we designate the hedging relationship. The notional amount of derivatives at December 31, 2022 increased by $11.5 billion from the end of 2021, primarily due to our heightened use of swapped Discount Notes in the current market environment driven by increased Advance demand.

(In millions)		December 31, 2022		December 31, 2021
Hedged Item/Hedging Instrument	Hedging Objective	Fair Value Hedge	Economic Hedge	Fair Value Hedge	Economic Hedge
Advances:
Pay-fixed, receive-float interest rate swap (without options)	Converts the Advance's fixed rate to a variable-rate index.	$9,560	$10	$5,503	$10
Pay-fixed, receive-float interest rate swap (with options)	Converts the Advance's fixed rate to a variable-rate index and offsets option risk in the Advance.	1,020	—	2,452	21
Total Advances		10,580	10	7,955	31
Investment securities:
Pay-fixed, receive-float interest rate swap (without options)	Converts the investment security's fixed rate to a variable-rate index.	9,668	1,952	5,313	6,427
Consolidated Obligations Bonds:
Receive-fixed, pay-float interest rate swap (without options)	Converts the Bond's fixed rate to a variable-rate index.	569	1,140	452	7,175
Receive-fixed, pay-float interest rate swap (with options)	Converts the Bond's fixed rate to a variable-rate index and offsets option risk in the Bond.	760	4,374	—	—
Total Consolidated Obligations Bonds		1,329	5,514	452	7,175
Consolidated Discount Notes:
Receive-fixed, pay-float interest rate swap (without options)	Converts the Discount Note's fixed rate to a variable-rate index.	—	21,365	—	10,426
Balance Sheet:
Interest rate swaptions	Provides the option to enter into an interest rate swap to offset interest-rate or prepayment risk.	—	355	—	1,219
Stand-Alone Derivatives:
Mandatory Delivery Contracts	Exposure to fair-value risk associated with fixed rate mortgage purchase commitments.	—	14	—	250
Total		$21,577	$29,210	$13,720	$25,528

See Note 7 of the Notes to Financial Statements for additional information on how we use derivatives and the types of assets and liabilities hedged with derivatives.

Capital Adequacy

Retained Earnings
We must hold sufficient capital to protect against exposure to various risks, including market, credit, and operational risks. We regularly conduct a variety of measurements and assessments for capital adequacy. At December 31, 2022, our capital management policy set forth approximately $745 million as the minimum amount of retained earnings we believe is necessary to mitigate impairment risk.

The following table presents retained earnings.

(In millions)	December 31, 2022	December 31, 2021
Unrestricted retained earnings	$841	$783
Restricted retained earnings (1)	560	510
Total retained earnings	$1,401	$1,293
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

(Dollars in millions)	December 31, 2022	December 31, 2021
Market risk-based capital	$470	$435
Credit risk-based capital	238	224
Operational risk-based capital	212	197
Total risk-based capital requirement	920	856
Total permanent capital	6,569	3,804
Excess permanent capital	$5,649	$2,948
Risk-based capital as a percent of permanent capital	14%	23%

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

	December 31, 2022	December 31, 2021
Market Value of Equity to Par Value of Regulatory Capital Stock - Base Case (Flat Rates) Scenario	119%	154%
Market Value of Equity to Par Value of Regulatory Capital Stock - Down Shock (1)	124	154
Market Value of Equity to Par Value of Regulatory Capital Stock - Up Shock (2)	115	145
(1)    Represents down shocks of 200 basis points and 100 basis points for December 31, 2022 and 2021, respectively.
(2)    Represents an up shock of 200 basis points.

A base case value below 100 percent could indicate that, in the remote event of an immediate liquidation scenario involving redemption of all capital stock, capital stock may be returned to stockholders at a value below par. This could be due to experiencing risks that lower the market value of capital and/or to having an insufficient amount of retained earnings. In 2022, the market capitalization ratios in the scenarios presented continued to be above our policy requirements. The decline in these ratios during 2022 was driven by the rapid capital growth to support Advance borrowings with secondary factors being the significant increase in interest rates and associated market pricing volatility. The base case ratio at December 31, 2022 was still well above 100 percent because retained earnings were 27 percent of regulatory capital stock and we maintained stable market risk exposure.

The following table presents the market value of equity to the book value of total capital and mandatorily redeemable capital stock.

	December 31, 2022	December 31, 2021
Market Value of Equity to Book Value of Capital - Base Case (Flat Rates) Scenario (1)	94%	101%
Market Value of Equity to Book Value of Capital - Down Shock (1)(2)	98	101
Market Value of Equity to Book Value of Capital - Up Shock (1)(3)	91	95
(1)    Capital includes total capital and mandatorily redeemable capital stock.
(2)    Represents down shocks of 200 basis points and 100 basis points for December 31, 2022 and 2021, respectively.
(3)    Represents an up shock of 200 basis points.

A base-case value below 100 percent indicates that we have realized or could realize risks (especially market risk), such that the market value of total capital owned by stockholders is below the book value of total capital. The base-case ratio of 94 percent at December 31, 2022 indicates that the market value of total capital is $359 million below the book value of total capital. In a scenario in which interest rates increase 200 basis points, the market value of total capital would be $582 million below the book value of total capital. This indicates that in a liquidation scenario, stockholders would not receive the full sum of their total equity ownership in the FHLB. We believe the likelihood of a liquidation scenario is extremely remote; and therefore, we accept the risk of diluting equity ownership in such a scenario. The decline in these ratios was driven primarily by volatility in the market pricing of mortgage assets and the sharp increase in interest rates.

Credit Risk

Overview
We believe our risk management practices, discussed below, minimize residual credit risk levels. We have no loan loss reserves or impairment recorded for Credit Services, investments, or derivatives. We have a minimal amount of credit risk exposure in the MPP.

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

Collateral: We require each member to provide a security interest in eligible collateral before it can undertake any secured borrowing. Eligible loan collateral types include the following: single- and multi-family residential, home equity, commercial real estate, government guaranteed and farm real estate. Eligible security types include those that are government or agency backed, along with highly-rated private-label residential and commercial mortgage-backed securities. We have conservative eligibility criteria within each of the above asset types. The estimated value of pledged collateral is discounted in order to offset market, credit, and liquidity risks that may affect the collateral's realizable value in the event it must be liquidated. At December 31, 2022, total eligible pledged collateral of $478.4 billion resulted in total borrowing capacity of $390.6 billion of which $108.8 billion was used to support outstanding Advances and Letters of Credit. Borrowers often pledge collateral in excess of their collateral requirement to demonstrate access to liquidity and to have the ability to borrow additional amounts in the future. Over-collateralization by one member is not applied to another member. The collateral composition remained relatively stable compared to the end of 2021.

The table below shows total collateral pledged by type.

	December 31, 2022		December 31, 2021
(Dollars in billions)		Percent of Total		Percent of Total
	Eligible Collateral	Pledged Collateral	Eligible Collateral	Pledged Collateral
Single-family loans	$298.7	62%	$258.8	61%
Multi-family loans	65.6	14	59.5	14
Commercial real estate loans	55.1	12	50.6	12
Bond Securities	35.7	7	30.0	7
Home equity loans/lines of credit	22.3	5	22.3	5
Farm real estate loans	0.8	—	0.7	—
Government guaranteed loans	0.2	—	3.3	1
Total	$478.4	100%	$425.2	100%

At December 31, 2022, 67 percent of collateral was related to residential mortgage lending in single-family loans and home equity loans/lines of credit.

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

The table below indicates the range of LVRs for each major collateral type pledged at December 31, 2022.

Lendable Value Rates Applied to Collateral
Blanket Status:
Prime 1-4 family loans	71-79%
Multi-family loans	61-81%
Prime home equity loans/lines of credit	54-77%
Commercial real estate loans	62-83%
Farm real estate loans	67-82%
Listing Status/Physical Delivery:
Cash/U.S. Government/U.S. Treasury/U.S. agency securities	88-100%
U.S. agency residential MBS/collateralized mortgage obligations	88-96%
U.S. agency commercial MBS/collateralized mortgage obligations	80-91%
Private-label residential MBS	61-89%
Private-label commercial MBS	49-85%
Municipal securities	75-94%
SBA certificates	88-93%
Prime 1-4 family loans	71-86%
Multi-family loans	62-85%
Prime home equity loans/lines of credit	56-84%
Commercial real estate loans	69-89%
Farm real estate loans	67-86%
SBA Paycheck Protection Program loans	10-90%

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

(Dollars in billions)
	December 31, 2022			December 31, 2021
	Number	Collateral-Based		Number	Collateral-Based
Credit	of	Borrowing	Credit	of	Borrowing
Rating	Institutions	Capacity	Rating	Institutions	Capacity
1-3	505	$371.7	1-3	470	$322.6
4	76	18.1	4	109	23.1
5	26	0.7	5	29	0.9
6	9	0.1	6	12	0.2
7	4	—	7	3	—
Total	620	$390.6	Total	623	$346.8

We consider institutions with credit ratings of "1" through "4" to be financially sound. At December 31, 2022, only 39 institutions (six percent of the total) had credit ratings of "5" through "7," a decrease of five institutions compared to the end of 2021. These institutions had $0.8 billion of borrowing capacity at December 31, 2022. We believe the credit rating distribution continues to show a financially sound membership base.

Member Failures, Closures, and Receiverships: There were no member failures in 2022.

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
▪no credit losses in 2022 and only credit losses totaling less than $0.1 million in 2021; and
▪in addition to the low credit losses, based on financial analysis, we believe that future credit losses will not harm capital adequacy and will not significantly affect profitability except under the most extreme and unlikely credit conditions.

Portfolio Loan Characteristics: The following table shows FICO® credit scores of homeowners at origination dates for the conventional loan portfolio.

FICO® Score (1)	December 31, 2022	December 31, 2021
< 620	—%	—%
620 to < 660	—	—
660 to < 700	8	7
700 to < 740	18	18
>= 740	74	75

Weighted Average	763	763
(1)Represents the FICO® score at origination.

The distribution of FICO® scores at origination as of December 31, 2022 were similar to those at year-end 2021. The distribution of FICO® scores at origination is one indication of the portfolio's overall favorable credit quality. At December 31, 2022, 74 percent of the portfolio had scores at an excellent level of 740 or above and 92 percent had scores above 700, which is a threshold generally considered indicative of homeowners with good credit quality.

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

	Based on Estimated Origination Value			Based On Estimated Current Value
Loan-to-Value	December 31, 2022	December 31, 2021	Loan-to-Value	December 31, 2022	December 31, 2021
<= 60%	16%	17%	<= 60%	76%	77%
> 60% to 70%	18	18	> 60% to 70%	12	14
> 70% to 80%	54	53	> 70% to 80%	8	7
> 80% to 90%	8	8	> 80% to 90%	3	1
> 90%	4	4	> 90% to 100%	1	1
			> 100%	—	—
Weighted Average	73%	73%	Weighted Average	49%	49%

The levels of loan-to-value ratios are consistent with the portfolio's excellent credit quality. The percent of loans with current loan-to-value ratios of 60 percent and below decreased slightly at December 31, 2022 compared to year-end 2021, which reflected the recent small declines in average housing prices nationwide.

Based on the available data, we believe we have minimal exposure to loans in the MPP considered to have characteristics of “subprime” or “alternative/nontraditional” loans. Further, we do not knowingly purchase any loan that violates the terms of our Anti-Predatory Lending Policy.

The following table presents the geographical allocation based on the unpaid principal balance of conventional loans in the MPP.

	December 31, 2022		December 31, 2021
Ohio	62%	Ohio	63%
Kentucky	12	Kentucky	12
Indiana	8	Indiana	9
Tennessee	5	Tennessee	4
Alabama	2	Alabama	1
All others	11	All others	11
Total	100%	Total	100%

Credit Enhancements: Conventional mortgage loans are primarily supported against credit losses by some combination of credit enhancements (primary mortgage insurance (PMI) and the Lender Risk Account (LRA)). The LRA is a hold back of a portion of the initial purchase price to cover expected credit losses for a specific pool of loans. Starting after five years from the loan purchase date, we may return the hold back to PFIs if they manage credit risk to predefined acceptable levels of exposure on the pools of loans they sell to us. As a result, some pools of loans may have sufficient credit enhancements to recapture all losses while other pools of loans may not. The LRA had balances of $244 million and $252 million at December 31, 2022 and 2021, respectively. For more information, see Note 6 of the Notes to Financial Statements.

Credit Performance: The table below provides an analysis of conventional loans delinquent or in the process of foreclosure, along with the national average serious delinquency rate.

	Conventional Loan Delinquencies
(Dollars in millions)	December 31, 2022	December 31, 2021
Early stage delinquencies - unpaid principal balance (1)	$31	$33
Serious delinquencies - unpaid principal balance (2)	$12	$24
Early stage delinquency rate (3)	0.5%	0.5%
Serious delinquency rate (4)	0.2%	0.3%
National average serious delinquency rate (5)	1.4%	2.3%
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
(5)National average number of fixed-rate prime and subprime conventional loans that are 90 days or more past due or in the process of foreclosure is based on the most recent national delinquency data available. The December 31, 2022 rate is based on September 30, 2022 data.

Overall, the MPP has experienced a minimal amount of delinquencies, with delinquency rates continuing to be well below national averages.

We consider a high risk loan as having a current loan-to-value ratio above 100 percent. At December 31, 2022, we had less than $1 million of loans with a current loan-to-value ratio above 100 percent. Historically, high risk loans have experienced a minimal amount of serious delinquencies. We believe these data further support our view that the overall portfolio is comprised of high-quality, well-performing loans.

Credit Losses: Residual credit risk exposure depends on the actual and potential credit performance of the loans in each pool compared to the pool's equity (on individual loans) and credit enhancements. Our available credit enhancements at December 31, 2022 were ample and able to cover nearly all of the estimated gross credit losses. As a result, estimated credit losses at December 31, 2022 were less than $1 million. Estimated credit losses, after credit enhancements, are accounted for in the allowance for credit losses or as a charge off (i.e., a reduction to the principal of mortgage loans held for portfolio).

Separate from our allowance for credit losses analysis, we regularly analyze potential adverse scenarios of lifetime credit risk exposure for the loans in the MPP. Even under severely adverse macroeconomic scenarios, we expect credit losses to remain low.

Investments
Liquidity Investments: We purchase liquidity investments from counterparties that have a strong ability to repay principal and interest. These investments can be converted to cash and may be unsecured, guaranteed or supported by the U.S. government, or secured (i.e., collateralized). For unsecured liquidity investments, we invest in the debt securities of highly rated, investment-grade institutions, have appropriate and conservative limits on dollar and maturity exposure to each institution, and have strong credit underwriting practices, including active monitoring of credit quality of our counterparties and of the environment in which they operate.

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

The lowest long-term credit rating for a counterparty to which we are permitted to extend credit on an unsecured basis is double-B. However, we have generally only invested funds on an unsecured basis with eligible institutions that have long-term credit ratings of at least single-A. In addition, we restrict maturities, reduce dollar exposure, and avoid new investments with counterparties we deem to represent elevated credit risk. Furthermore, a portion of our total liquidity investments are with counterparties for which the investments are secured with collateral (secured resale agreements). We believe these investments present no credit risk exposure to us.

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

(In millions)	December 31, 2022
	Long-Term Rating
	AA	A	Unrated	Total
Unsecured Liquidity Investments
Interest-bearing deposits	$—	$1,770	$—	$1,770
Federal funds sold	1,804	3,595	—	5,399
Total unsecured liquidity investments	1,804	5,365	—	7,169
Guaranteed/Secured Liquidity Investments
Securities purchased under agreements to resell	35	—	485	520
U.S. Treasury obligations	7,733	—	—	7,733
GSE obligations	1,606	—	—	1,606
Total guaranteed/secured liquidity investments	9,374	—	485	9,859
Total liquidity investments	$11,178	$5,365	$485	$17,028

Some counterparties used to transact our securities purchased under agreements to resell are not rated by an NRSRO because they are not issuers of debt or are otherwise not required to be rated by an NRSRO. However, each of the counterparties are considered to have the equivalent of at least an investment grade rating based on our internal ratings resulting from a fundamental credit analysis. Securities purchased under agreements to resell are secured by the following types of collateral: U.S. Treasury obligations, U.S. agency/GSE obligations, or U.S. agency/GSE MBS. At December 31, 2022, the collateral received had long-term credit ratings of AA, based on the lowest long-term credit ratings of the issuer as provided by Standard & Poor’s, Moody’s, and/or Fitch Advisory Services. The terms of our securities purchased under agreements to resell are structured such that if the fair value of the underlying securities decreases below the fair value required as collateral, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash. Additionally, these investments primarily mature overnight. All overnight investments in securities purchased under agreements to resell outstanding at December 31, 2022 were repaid according to the contractual terms.

Liquidity investments were not materially different from the balances held at December 31, 2021. Liquidity investments generally fluctuate because of changes in the amount of actual Advances, anticipated demand for Advances, regulatory liquidity requirements, the availability of acceptable net spreads, and the number of eligible counterparties that meet our unsecured credit risk criteria.

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

(In millions)	December 31, 2022
	Counterparty Rating
Domicile of Counterparty	AA	A	Total
Domestic	$—	$1,770	$1,770
U.S. branches and agency offices of foreign commercial banks:
Australia	—	1,850	1,850
Canada	1,100	400	1,500
Netherlands	—	800	800
Finland	704	—	704
United Kingdom	—	395	395
Germany	—	150	150
Total U.S. branches and agency offices of foreign commercial banks	1,804	3,595	5,399
Total unsecured investment credit exposure	$1,804	$5,365	$7,169

We restrict a significant portion of unsecured lending to overnight maturities, which further limits risk exposure to these counterparties. By Finance Agency regulation, all counterparties exposed to non-U.S. countries are required to be domestic U.S. branches of foreign counterparties.

MBS:

GSE MBS
At December 31, 2022, $15.4 billion of MBS held were GSE securities issued by Fannie Mae and Freddie Mac, which provide credit safeguards by guaranteeing either timely or ultimate payments of principal and interest. We believe that the conservatorships of Fannie Mae and Freddie Mac lower the chance that they would not be able to fulfill their credit guarantees. In addition, based on the data available to us and our purchase practices, we believe that most of the mortgage loans backing our GSE MBS are of high quality with acceptable credit performance.

MBS Issued by Other Government Agencies
We also invest in MBS issued and guaranteed by Ginnie Mae. These investments totaled $1.2 billion at December 31, 2022. We believe that the strength of Ginnie Mae's guarantee and backing by the full faith and credit of the U.S. government is sufficient to protect us against credit losses on these securities.

Derivatives
Credit Risk Exposure: We mitigate most of the credit risk exposure resulting from derivative transactions through collateralization or use of daily settled contracts. The table below presents derivative positions to which we had credit risk exposure at December 31, 2022.

(In millions)
	Total Notional	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged to (from) Counterparties	Net Credit Exposure to Counterparties
Nonmember counterparties:
Asset positions with credit exposure:
Uncleared derivatives:
A-rated	$210	$3	$(3)	$—
Total uncleared derivatives	210	3	(3)	—
Cleared derivatives (1)	43,067	28	455	483
Liability positions with credit exposure:
Uncleared derivatives:
A-rated	3,592	(30)	35	5
BBB-rated	1,285	(22)	24	2
Total uncleared derivatives	4,877	(52)	59	7
Cleared derivatives (1)	307	—	1	1
Member institutions (2)	2	—	—	—
Total	$48,463	$(21)	$512	$491
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

At December 31, 2022, the net exposure of uncleared derivatives with residual credit risk exposure was less than $7 million. If interest rates rise or the composition of our derivatives change resulting in an increase to our gross exposure to uncleared derivatives, the contractual collateral provisions in these derivatives would limit our net exposure to acceptable levels.

Although we cannot predict if we will realize credit risk losses from any of our derivatives counterparties, we believe that all of the counterparties will be able to continue making timely interest payments and, more generally, to continue to satisfy the terms and conditions of their derivative contracts with us. As of December 31, 2022, we had $0.3 billion of notional amount of interest rate swaps with a subsidiary of our member, JPMorgan Chase Bank, N.A., which also had outstanding credit services with us. Due to the amount of market value collateralization, we had a de minimis amount of credit exposure to this counterparty related to interest rate swaps outstanding.

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
The FHLBank System's primary source of funds is the sale of Consolidated Obligations in the capital markets. Our ability to obtain funds through the sale of Consolidated Obligations at acceptable interest costs depends on the financial market's perception of the riskiness of the Obligations and on prevailing conditions in the capital markets, particularly the short-term capital markets. The System's favorable debt ratings, which takes into account our status as a GSE, and our effective risk management practices are instrumental in ensuring stable and satisfactory access to the capital markets.

We believe our liquidity position, as well as that of the System, continued to be strong during 2022. Our overall ability to effectively fund our operations through debt issuances remained sufficient. Investor demand for System debt was robust in 2022, as investors continued to prefer short-term, high-quality money market instruments. We believe there is a low probability of a liquidity or funding crisis in the System that would impair our ability to participate, on a cost-effective basis, in issuances of debt, service outstanding debt, maintain adequate capitalization, or pay competitive dividends. However, in light of the uncertainty regarding the U.S. government's debt ceiling, we are closely monitoring our liquidity position in preparation for the possibility of a disorderly market caused by potential government debt defaults.

The System works collectively to manage and monitor the System-wide liquidity and funding risks. Liquidity risk includes the risk that the System could have difficulty rolling over short-term Obligations when market conditions change, also called refinancing risk. The System has a large reliance on short-term funding; therefore, it has a sharp focus on managing liquidity risk to very low levels. As shown on the Statements of Cash Flows, in 2022, our portion of the System's debt issuances totaled $259.2 billion for Discount Notes and $85.8 billion for Bonds. Access to short-term debt markets has been reliable because investors, driven by liquidity preferences and risk aversion, have sought the System’s short-term debt, which has resulted in strong demand for debt maturing in one year or less.

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

The Finance Agency establishes the expectations with respect to the maintenance of sufficient liquidity without access to the capital markets for a specified number of days, which was set as a period of between 10 to 30 calendar days in the base case. Under these expectations, all Advance maturities are assumed to renew, unless the Advances relate to former members who are ineligible to borrow new Advances. The maintenance of sufficient liquidity is intended to provide additional assurance that we can continue to provide Advances and Letters of Credit to members over an extended period without access to the capital markets. As of December 31, 2022, the number of days our regulatory liquidity balances were positive was within these expectations.

The Finance Agency also provides guidance related to asset/liability maturity funding gap limits. Funding gap metrics measure the difference between assets and liabilities that are scheduled to mature during a specified period of time and are expressed as a percentage of total assets. Although subject to change depending on conditions in the financial markets, the current regulatory requirement for funding gaps is between -10 percent to -20 percent for the three-month maturity horizon and is between -25 percent to -35 percent for the one-year maturity horizon. As of December 31, 2022, we were operating within those limits.

To support our member deposits, we also must meet a statutory deposit reserve requirement. The sum of our investments in obligations of the United States, deposits in eligible banks or trust companies, and Advances with a final maturity not exceeding five years must equal or exceed the current amount of member deposits. The following table presents the components of this liquidity requirement.

(In millions)	December 31, 2022	December 31, 2021
Deposit Reserve Requirement
Total Eligible Deposit Reserves	$80,428	$35,230
Total Member Deposits	(1,043)	(1,416)
Excess Deposit Reserves	$79,385	$33,814

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

Fair Value Hedges
As indicated in the "Use of Derivatives in Market Risk Management" section of "Quantitative and Qualitative Disclosures About Risk Management," we designate a portion of our derivatives as fair value hedges. Fair value hedge accounting permits the changes in fair values of the hedged risk in the hedged instruments to be recorded in the current period, thus offsetting the change in fair value of the derivatives. For derivatives accounted for as fair value hedges, generally the hedged risk is designated to be changes in the eligible benchmark interest rate. The result is that there has been a relatively small amount of unrealized earnings volatility from hedging market risk with derivatives.

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

Each month, we compute fair values on all derivatives and related hedged instruments across a range of interest rate scenarios. For derivatives receiving long-haul fair value hedge accounting, the additional amount of earnings volatility under an assumption of stressed interest rate environments as of year-end 2022 was in a range of negative $2 million to positive $16 million. This range is minimal compared to the notional principal amount.

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

We categorize each of our financial instruments carried at fair value into one of three levels in accordance with the fair value hierarchy. The hierarchy is based upon the transparency (observable or unobservable) of inputs to the valuation of an asset or liability as of the measurement date. Observable inputs reflect market data obtained from independent sources (Levels 1 and 2), while unobservable inputs reflect our assumptions of market variables (Level 3). Management utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Because items classified as Level 3 are valued using significant unobservable inputs, the process for determining the fair value of these items is generally more subjective and involves a high degree of management judgment and use of assumptions. As of December 31, 2022 and 2021, all of our assets and liabilities measured at fair value on a recurring basis were classified as Level 2 within the fair value hierarchy.

RECENTLY ISSUED ACCOUNTING STANDARDS AND INTERPRETATIONS

See Note 2 of the Notes to Financial Statements for a discussion of recently issued accounting standards and interpretations.

OTHER FINANCIAL INFORMATION

Investments

Data on investments for the years ended December 31, 2022, 2021 and 2020 are provided in the tables below.

(In millions)	Carrying Value at December 31,
	2022	2021	2020
Interest-bearing deposits	$1,770	$340	$555
Securities purchased under agreements to resell	520	1,282	1,818
Federal funds sold	5,399	5,505	4,240
Trading securities:
U.S. Treasury obligations	492	5,031	8,362
GSE obligations	1,488	1,750	2,126
Total trading securities	1,980	6,781	10,488
Available-for-sale securities:
U.S. Treasury obligations	7,194	4,499	—
GSE obligations	118	135	142
MBS:
GSE multi-family	1,320	633	150
Total available-for-sale securities	8,632	5,267	292
Held-to-maturity securities:
U.S. Treasury obligations	47	47	42
MBS:
U.S. obligation single-family	1,232	1,057	986
GSE single-family	1,632	1,860	3,013
GSE multi-family	12,393	7,253	5,607
Total held-to-maturity securities	15,304	10,217	9,648
Total securities	25,916	22,265	20,428
Total investments	$33,605	$29,392	$27,041

As of December 31, 2022, available-for-sale and held-to-maturity securities had the following maturity and yield characteristics.

(Dollars in millions)	Due in one year or less	Due after one year through five years	Due after five through 10 years	Due after 10 years	Carrying Value
Available-for-sale securities:
U.S. Treasury obligations	$—	$2,503	$4,691	$—	$7,194
GSE obligations	—	74	34	10	118
MBS (1):
GSE multi-family	—	—	1,320	—	1,320
Total available-for-sale securities	$—	$2,577	$6,045	$10	$8,632
Yield on available-for sale securities (2)	—%	2.13%	1.88%	3.07%
Held-to-maturity securities:
U.S. Treasury obligations	$47	$—	$—	$—	$47
MBS (1):
U.S. obligation single-family	—	—	—	1,232	1,232
GSE single-family	—	4	17	1,611	1,632
GSE multi-family	—	1,534	10,691	168	12,393
Total held-to-maturity securities	$47	$1,538	$10,708	$3,011	$15,304
Yield on held-to-maturity securities (2)	2.93%	4.57%	4.25%	2.97%
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

(In millions)	December 31,
Types of Advances by Redemption Term	2022	2021
Fixed-rate:
Due in 1 year or less	$42,188	$10,845
Due after 1 year through 3 years	3,034	2,765
Due after 3 years through 5 years	2,957	1,176
Due after 5 years through 15 years	858	520
Thereafter	4	3
Total par value	49,041	15,309
Fixed-rate, callable or prepayable (1):
Due in 1 year or less	—	—
Due after 1 year through 3 years	—	19
Due after 3 years through 5 years	—	—
Due after 5 years through 15 years	—	21
Thereafter	—	—
Total par value	—	40
Fixed-rate, putable:
Due in 1 year or less	—	—
Due after 1 year through 3 years	5	34
Due after 3 years through 5 years	80	23
Due after 5 years through 15 years	935	2,410
Thereafter	—	—
Total par value	1,020	2,467
Variable-rate:
Due in 1 year or less	6,254	86
Due after 1 year through 3 years	3,912	3
Due after 3 years through 5 years	50	116
Due after 5 years through 15 years	—	—
Thereafter	—	—
Total par value	10,216	205
Variable-rate, callable or prepayable (1):
Due in 1 year or less	2,745	361
Due after 1 year through 3 years	1,506	11
Due after 3 years through 5 years	1,500	3,004
Due after 5 years through 15 years	—	—
Thereafter	—	—
Total par value	5,751	3,376
Other (2) :
Due in 1 year or less	304	317
Due after 1 year through 3 years	416	452
Due after 3 years through 5 years	294	336
Due after 5 years through 15 years	374	437
Thereafter	12	15
Total par value	1,400	1,557
Total par value Advances	$67,428	$22,954
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

(In millions)	December 31,
Redemption Term	2022	2021
Due in 1 year or less	$255	$265
Due after 1 year through 5 years	1,052	1,107
Due after 5 years through 15 years	2,630	2,752
Thereafter	3,069	3,278
Total unpaid principal balance	$7,006	$7,402

The following table presents certain credit risk related balances and ratios for mortgage loans.

(Dollars in millions)	December 31, 2022	December 31, 2021
Unpaid Principal Balance
Mortgage loans held for portfolio	$7,006	$7,402
Average loans outstanding during the period	7,263	7,931
Non-accrual loans	1	2
Allowance for credit losses on mortgage loans held for portfolio	—	—
Net charge-offs	—	—

Ratios (1)
Net charge-offs to average loans outstanding during the period	—%	—%
Allowance for credit losses to mortgage loans held for portfolio	—	—
Non-accrual loans to mortgage loans held for portfolio	0.02	0.02
Allowance for credit losses to non-accrual loans	21.44	14.57
(1)The ratios have been computed using dollars in thousands. Accordingly, recalculations based upon the disclosed amounts in millions may produce nominally different results.

Uninsured Term Deposits

The table below presents the maturities for uninsured term deposits:

(In millions) By remaining maturity at December 31, 2022	3 months or less	Over 3 months but within 6 months	Over 6 months but within 12 months	Over 12 months but within 24 months	Total
Uninsured term deposits	$12	$22	$9	$13	$56

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Information required under this Item is set forth in the “Quantitative and Qualitative Disclosures About Risk Management” caption at Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, of this report.

Item 8.     Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of the Federal Home Loan Bank of Cincinnati

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of condition of the Federal Home Loan Bank of Cincinnati (the “FHLB”) as of December 31, 2022 and 2021, and the related statements of income, of comprehensive income, of capital and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “financial statements”). We also have audited the FHLB's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the FHLB as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the FHLB maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Valuation of Interest-Rate Derivatives and Hedged Items

As described in Notes 7 and 15 to the financial statements, the FHLB uses derivatives to manage interest-rate risk and reduce funding costs, among other risk management objectives. The total notional amount of derivatives as of December 31, 2022 was $50.8 billion, of which 42% were designated as hedging instruments, and the fair value of derivative assets and liabilities as of December 31, 2022 was $490.6 million and $0.5 million, respectively. The fair values of interest-rate derivatives and hedged items are determined using the standard valuation technique of discounted cash flow analysis, which uses market-observable inputs, such as discount rate, forward interest rate, and volatility assumptions.

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

/s/ PricewaterhouseCoopers LLP
Cincinnati, Ohio
March 16, 2023

We have served as the FHLB’s auditor since 1990.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CONDITION

(In thousands, except par value)	December 31,
	2022	2021
ASSETS
Cash and due from banks (Note 3)	$19,604	$167,822
Interest-bearing deposits	1,770,194	340,147
Securities purchased under agreements to resell	519,540	1,282,440
Federal funds sold	5,399,000	5,505,000
Investment securities: (Note 4)
Trading securities	1,979,816	6,780,817
Available-for-sale securities (amortized cost of $8,680,491 and $5,240,998 at December 31, 2022 and 2021, respectively)	8,631,765	5,267,123
Held-to-maturity securities (fair value of $14,983,043 and $10,269,821 at December 31, 2022 and 2021, respectively)	15,304,359	10,216,756
Total investment securities	25,915,940	22,264,696
Advances (includes $4,954 and $25,805 at fair value under fair value option at December 31, 2022 and 2021, respectively) (Note 5)	67,019,555	23,054,748
Mortgage loans held for portfolio, net of allowance for credit losses of $301 and $233 at December 31, 2022 and 2021, respectively (Note 6)	7,162,509	7,588,184
Accrued interest receivable	283,132	88,672
Derivative assets (Note 7)	490,560	297,736
Other assets, net	29,470	28,140
TOTAL ASSETS	$108,609,504	$60,617,585
LIABILITIES
Deposits (Note 8)	$1,039,427	$1,415,651
Consolidated Obligations: (Note 9)
Discount Notes (includes $21,010,746 and $10,420,974 at fair value under fair value option at December 31, 2022 and 2021, respectively)	40,691,180	29,837,696
Bonds (includes $5,469,583 and $7,175,060 at fair value under fair value option at December 31, 2022 and 2021, respectively)	59,667,745	24,601,838
Total Consolidated Obligations	100,358,925	54,439,534
Mandatorily redeemable capital stock (Note 11)	17,453	21,211
Accrued interest payable	290,194	60,682
Affordable Housing Program payable (Note 10)	87,923	84,504
Derivative liabilities	460	3,291
Other liabilities	312,891	796,811
Total liabilities	102,107,273	56,821,684
Commitments and contingencies (Note 16)
CAPITAL (Note 11)
Capital stock Class B putable ($100 par value); issued and outstanding shares: 51,507 shares at December 31, 2022 and 24,900 shares at December 31, 2021	5,150,679	2,490,016
Retained earnings:
Unrestricted	840,774	783,072
Restricted	560,118	509,719
Total retained earnings	1,400,892	1,292,791
Accumulated other comprehensive income (loss) (Note 12)	(49,340)	13,094
Total capital	6,502,231	3,795,901
TOTAL LIABILITIES AND CAPITAL	$108,609,504	$60,617,585

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF INCOME

(In thousands)	For the Years Ended December 31,
	2022	2021	2020
INTEREST INCOME:
Advances	$1,208,130	$134,600	$434,815
Prepayment fees on Advances, net	3,114	12,654	34,583
Interest-bearing deposits	25,192	663	4,467
Securities purchased under agreements to resell	49,132	400	11,124
Federal funds sold	203,630	5,265	32,051
Investment securities:
Trading securities	105,247	198,547	263,847
Available-for-sale securities	162,394	7,228	4,782
Held-to-maturity securities	258,682	106,498	186,363
Total investment securities	526,323	312,273	454,992
Mortgage loans held for portfolio	204,011	168,482	275,600
Loans to other FHLBanks	687	—	60
Total interest income	2,220,219	634,337	1,247,692
INTEREST EXPENSE:
Consolidated Obligations:
Discount Notes	775,421	13,460	294,573
Bonds	935,003	343,495	541,996
Total Consolidated Obligations	1,710,424	356,955	836,569
Deposits	16,838	439	3,525
Loans from other FHLBanks	1	—	—
Mandatorily redeemable capital stock	5,522	383	1,068
Total interest expense	1,732,785	357,777	841,162
NET INTEREST INCOME	487,434	276,560	406,530
NON-INTEREST INCOME (LOSS):
Net gains (losses) on investment securities	(336,889)	(257,497)	257,566
Net gains (losses) on financial instruments held under fair value option	74,712	10,135	(7,293)
Net gains (losses) on derivatives	130,991	82,264	(273,253)
Letters of Credit fees	25,675	25,118	13,936
Other, net	2,244	1,708	1,976
Total non-interest income (loss)	(103,267)	(138,272)	(7,068)
NON-INTEREST EXPENSE:
Compensation and benefits	51,122	47,794	50,242
Other operating expenses	25,107	22,616	20,901
Finance Agency	7,842	7,434	6,765
Office of Finance	6,373	5,157	5,119
Other	13,114	8,588	9,246
Total non-interest expense	103,558	91,589	92,273
INCOME BEFORE ASSESSMENTS	280,609	46,699	307,189
Affordable Housing Program assessments	28,613	4,708	30,826
NET INCOME	$251,996	$41,991	$276,363
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)	For the Years Ended December 31,
	2022	2021	2020
Net income	$251,996	$41,991	$276,363
Other comprehensive income (loss) adjustments:
Net unrealized gains (losses) on available-for-sale securities	(74,851)	21,407	4,348
Pension and postretirement benefits	12,417	6,672	(2,939)
Total other comprehensive income (loss) adjustments	(62,434)	28,079	1,409
Comprehensive income	$189,562	$70,070	$277,772

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CAPITAL

(In thousands)	Capital Stock Class B - Putable		Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Par Value	Unrestricted	Restricted	Total		Capital
BALANCE, DECEMBER 31, 2019	33,664	$3,366,428	$648,374	$446,048	$1,094,422	$(16,394)	$4,444,456
Adjustment for cumulative effect of accounting change			366		366		366
Comprehensive income (loss)			221,090	55,273	276,363	1,409	277,772
Proceeds from sale of capital stock	21,351	2,135,091					2,135,091
Repurchase of capital stock	(23,000)	(2,300,000)					(2,300,000)
Net shares reclassified to mandatorily redeemable capital stock	(5,606)	(560,656)					(560,656)
Partial recovery of prior capital distribution to Financing Corporation			16,533		16,533		16,533
Cash dividends on capital stock			(83,648)		(83,648)		(83,648)
BALANCE, DECEMBER 31, 2020	26,409	2,640,863	802,715	501,321	1,304,036	(14,985)	3,929,914
Comprehensive income (loss)			33,593	8,398	41,991	28,079	70,070
Proceeds from sale of capital stock	11,090	1,109,046					1,109,046
Repurchase of capital stock	(11,864)	(1,186,402)					(1,186,402)
Net shares reclassified to mandatorily redeemable capital stock	(735)	(73,491)					(73,491)
Cash dividends on capital stock			(53,236)		(53,236)		(53,236)
BALANCE, DECEMBER 31, 2021	24,900	2,490,016	783,072	509,719	1,292,791	13,094	3,795,901
Comprehensive income (loss)			201,597	50,399	251,996	(62,434)	189,562
Proceeds from sale of capital stock	55,337	5,533,659					5,533,659
Repurchase of capital stock	(2,082)	(208,150)					(208,150)
Net shares reclassified to mandatorily redeemable capital stock	(26,648)	(2,664,846)					(2,664,846)
Cash dividends on capital stock			(143,895)		(143,895)		(143,895)
BALANCE, DECEMBER 31, 2022	51,507	$5,150,679	$840,774	$560,118	$1,400,892	$(49,340)	$6,502,231

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CASH FLOWS

(In thousands)	For the Years Ended December 31,
	2022	2021	2020
OPERATING ACTIVITIES:
Net income	$251,996	$41,991	$276,363
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization/(accretion)	304,480	81,444	64,208
Net change in derivative and hedging activities	1,356,601	228,896	(123,345)
Net change in fair value adjustments on trading securities	336,889	257,497	(257,566)
Net change in fair value adjustments on financial instruments held under fair value option	(74,712)	(10,135)	7,293
Other adjustments, net	754	884	1,014
Net change in:
Accrued interest receivable	(196,020)	25,036	68,750
Other assets	(2,695)	804	(4,476)
Accrued interest payable	254,707	(27,971)	(54,159)
Other liabilities	(2,106)	(20,069)	16,062
Total adjustments	1,977,898	536,386	(282,219)
Net cash provided by (used in) operating activities	2,229,894	578,377	(5,856)

INVESTING ACTIVITIES:
Net change in:
Interest-bearing deposits	(1,590,953)	219,561	(87,411)
Securities purchased under agreements to resell	762,900	535,828	530,316
Federal funds sold	106,000	(1,265,000)	593,000
Premises, software, and equipment	(1,512)	(1,411)	(1,861)
Trading securities:
Proceeds from maturities and paydowns	2,975,089	1,275,119	5,885,074
Proceeds from sales	1,489,023	2,174,690	—
Purchases	—	—	(4,499,938)
Available-for-sale securities:
Proceeds from maturities and paydowns	—	—	1,810,000
Purchases	(4,505,274)	(4,872,885)	(550,267)
Held-to-maturity securities:
Proceeds from maturities and paydowns	1,815,470	2,868,790	3,919,706
Purchases	(7,218,330)	(3,121,145)	(75,604)
Advances:
Repaid	1,950,113,605	409,411,398	512,521,226
Originated	(1,994,587,205)	(407,357,984)	(490,263,028)
Mortgage loans held for portfolio:
Principal collected	1,110,219	3,585,322	4,291,048
Purchases	(724,885)	(1,715,689)	(2,691,664)
Net cash provided by (used in) investing activities	(50,255,853)	1,736,594	31,380,597

The accompanying notes are an integral part of these financial statements.

(continued from previous page)
FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CASH FLOWS

(In thousands)	For the Years Ended December 31,
	2022	2021	2020
FINANCING ACTIVITIES:
Net change in deposits and pass-through reserves	$(370,784)	$88,599	$371,585
Net proceeds (payments) on derivative contracts with financing elements	—	—	(10,764)
Net proceeds from issuance of Consolidated Obligations:
Discount Notes	259,185,837	193,534,651	275,314,658
Bonds	85,793,046	33,771,274	37,753,386
Payments for maturing and retiring Consolidated Obligations:
Discount Notes	(248,606,483)	(191,190,825)	(296,851,576)
Bonds	(50,636,885)	(41,132,595)	(44,193,670)
Proceeds from issuance of capital stock	5,533,659	1,109,046	2,135,091
Payments for repurchase of capital stock	(208,150)	(1,186,402)	(2,300,000)
Payments for repurchase/redemption of mandatorily redeemable capital stock	(2,668,604)	(71,734)	(562,871)
Cash dividends paid	(143,895)	(53,236)	(83,648)
Partial recovery of prior capital distribution to Financing Corporation	—	—	16,533
Net cash provided by (used in) financing activities	47,877,741	(5,131,222)	(28,411,276)
Net increase (decrease) in cash and due from banks	(148,218)	(2,816,251)	2,963,465
Cash and due from banks at beginning of the period	167,822	2,984,073	20,608
Cash and due from banks at end of the period	$19,604	$167,822	$2,984,073
Supplemental Disclosures:
Interest paid	$1,214,471	$391,108	$955,423
Affordable Housing Program payments, net	$28,194	$30,976	$35,349

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

Premiums and Discounts. For mortgage-backed securities (MBS) with multiple underlying loans classified as available-for-sale or held-to-maturity, the FHLB amortizes the related purchased premiums and accretes the related purchased discounts using the retrospective interest method (retrospective method). The retrospective method requires that the FHLB estimate prepayments over the estimated life of the securities and make a retrospective adjustment of the effective yield each time that the FHLB changes the estimated life as if the new estimate had been known since the original acquisition date of the securities. The FHLB uses nationally recognized third-party prepayment models to project estimated cash flows. For MBS with single or few underlying loans classified as available-for-sale or held-to-maturity, the FHLB amortizes the related purchased premiums and accretes the related purchased discounts using the contractual interest method (contractual method). Due to their short term nature, the FHLB amortizes premiums and accretes discounts on other investment categories with a term of one year or less using a straight-line methodology based on the contractual maturity of the securities. Analyses of the straight-line compared to the interest, or level-yield, methodology have been performed by the FHLB, and it has determined that the impact of the difference on the financial statements for each period reported, taken individually and as a whole, is not material.

Gains and Losses on Sales. The FHLB computes gains and losses on sales of investment securities using the specific identification method and includes these gains and losses in non-interest income (loss).

Advances. The FHLB records Advances (loans to members, former members or housing associates) either at amortized cost or at fair value when the fair value option has been elected. Advances recorded at amortized cost are carried at original cost net of periodic principal repayments and amortization of premiums and accretion of discounts (including discounts related to the Affordable Housing Program), unearned commitment fees, and fair value hedge adjustments. The FHLB amortizes or accretes premiums and discounts, and recognizes unearned commitment fees and fair value hedging adjustments on Advances to interest income using a level-yield methodology. For Advances recorded at amortized cost, accrued interest receivable is recorded separately on the Statements of Condition.

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

If a new Advance was funded, but does not qualify as a modification of a prepaid Advance, the prepaid Advance is treated as an Advance termination with subsequent funding of a new Advance and the fees on the prepaid Advance, net of related fair value hedging adjustments, are recorded in interest income as “Prepayment fees on Advances, net.”

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

Premises, software and equipment were $6,212,000 and $6,936,000, which was net of accumulated depreciation and amortization of $37,971,000 and $35,748,000 as of December 31, 2022 and 2021, respectively. For the years ended December 31, 2022, 2021, and 2020, the depreciation and amortization expense for premises, software and equipment was $2,256,000, $2,396,000, and $2,367,000, respectively.

Leases. The FHLB leases office space and office equipment to run its business operations. At December 31, 2022 and 2021, the FHLB included in the Statement of Condition $3,439,000 and $4,079,000 of operating lease right-of-use assets in other assets, net, and $3,739,000 and $4,500,000 of operating lease liabilities in other liabilities. The FHLB recognized operating lease costs in the other operating expenses line of the Statement of Income of $1,840,000, $1,848,000 and $1,832,000 for the years ended December 31, 2022, 2021 and 2020.

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

Embedded Derivatives. The FHLB may issue debt, make Advances, or purchase financial instruments in which a derivative instrument is “embedded.” The FHLB assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the debt, Advance, or purchased financial instrument (the host contract) and whether a separate, non-embedded instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When the FHLB determines that (1) the embedded derivative has economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and (2) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and designated as a stand-alone derivative instrument pursuant to an economic hedge. However, the entire contract is carried at fair value and no portion of the contract is designated as a hedging instrument if the entire contract (the host contract and the embedded derivative) is to be measured at fair value, with changes in fair value reported in current-period earnings (such as an investment security classified as “trading” as well as hybrid financial instruments for which the fair value option is elected), or if the FHLB cannot reliably identify and measure the embedded derivative for purposes of separating that derivative from its host contract.

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

Mandatorily Redeemable Capital Stock. The FHLB reclassifies stock subject to redemption from capital stock to a liability upon expiration of the “grace period” after a member provides written notice of redemption, gives notice of intent to withdraw from membership, or attains nonmember status by merger or acquisition, charter termination, or involuntary termination from membership, because the member's shares then meet the definition of a mandatorily redeemable financial instrument. Shares meeting this definition are reclassified to a liability at fair value. Dividends declared on shares classified as a liability are accrued at the expected dividend rate and reflected as interest expense in the Statements of Income. The repurchase or redemption of mandatorily redeemable capital stock is reflected as a cash outflow in the financing activities section of the Statements of Cash Flows.

If a member cancels its written notice of redemption or notice of withdrawal, the FHLB reclassifies the mandatorily redeemable capital stock from a liability to capital. After the reclassification, dividends on the capital stock are no longer classified as interest expense.

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

Note 2 - Recently Issued and Adopted Accounting Guidance

Troubled Debt Restructurings and Vintage Disclosures. In March 2022, the Financial Accounting Standards Board (FASB) issued guidance that eliminates the accounting guidance for troubled debt restructurings by creditors that have adopted the current expected credit losses methodology while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors made to borrowers experiencing financial difficulty. Additionally, this guidance requires disclosure of current-period gross write-offs by year of origination for financing receivables and net investment in leases. The guidance became effective for the FHLB for the interim and annual periods beginning on January 1, 2023. The FHLB adopted this guidance as of January 1, 2023 and it did not have any effect on the FHLB's financial condition, results of operations, or cash flows. The adoption of this guidance will affect the FHLB's disclosures.

Fair Value Hedging - Portfolio Layer Method. In March 2022, the FASB issued guidance that expands fair value hedging under the current last-of-layer method by allowing multiple hedged layers of a single closed portfolio under the method. To reflect that expansion, the last-of-layer method is renamed the portfolio layer method. Additionally, among other things, this guidance (1) expands the scope of the portfolio layer method to include nonprepayable assets, (2) specifies eligible hedging instruments in a single-layer hedge, (3) provides additional guidance on the accounting for and disclosure of hedge basis adjustments under the portfolio layer method, and (4) specifies how hedge basis adjustments should be considered when determining credit losses for the assets included in the closed portfolio. The guidance became effective for the FHLB for the interim and annual periods beginning on January 1, 2023. The FHLB adopted this guidance as of January 1, 2023 and it did not have any effect on the FHLB's financial condition, results of operations, and cash flows. The FHLB may elect the fair value hedging portfolio layer method in the future.

Facilitation of the Effects of Reference Rate Reform on Financial Reporting, as amended. In March 2020, the FASB issued temporary, optional guidance to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying GAAP to transactions affected by reference rate reform if certain criteria are met. The transactions primarily include (1) contract modifications, (2) hedging relationships, and (3) sale and/or transfer of debt securities classified as held-to-maturity. This guidance became effective for the FHLB beginning March 12, 2020 and may be applied through December 31, 2024. The FHLB elected optional practical expedients specific to fair value hedging relationships, which did not have a material effect, and may elect additional optional expedients in the future.

Note 3 - Cash and Due from Banks

Cash and due from banks on the Statement of Condition includes cash on hand, cash items in the process of collection, compensating balances, and amounts due from correspondent banks and the Federal Reserve Bank.

Compensating Balances. The FHLB maintains collected cash balances with commercial banks in return for certain services. These agreements contain no legal restrictions on the withdrawal of funds. The average collected cash balances for the years ended December 31, 2022 and 2021 were approximately $408,000 and $380,000, respectively.

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

Interest-bearing deposits and Federal funds sold are generally transacted with counterparties that have received a credit rating of single-A or greater by a nationally recognized statistical rating organization (NRSRO). The FHLB’s internal ratings of these counterparties may differ from those issued by an NRSRO. Finance Agency regulations include a limit on the amount of unsecured credit the FHLB may extend to a counterparty. At December 31, 2022 and 2021, all investments in interest-bearing deposits and Federal funds sold were repaid or expected to be repaid according to the contractual terms. No allowance for credit losses was recorded for these assets at December 31, 2022 and 2021. Carrying values of interest-bearing deposits and Federal funds sold exclude accrued interest receivable of (in thousands) $5,524 and $1,299 as of December 31, 2022, and $1 and $10 as of December 31, 2021.

Securities purchased under agreements to resell are short-term and are structured such that they are evaluated regularly to determine if the market value of the underlying securities decreases below the market value required as collateral (i.e., subject to collateral maintenance provisions). If so, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash, generally by the next business day. Based upon the collateral held as security and collateral maintenance provisions with counterparties, the FHLB determined that no allowance for credit losses was needed for its securities purchased under agreements to resell at December 31, 2022 and 2021. The carrying value of securities purchased under agreements to resell excludes accrued interest receivable of (in thousands) $232 and $10 as of December 31, 2022 and 2021, respectively.

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

Trading Securities

Table 4.1 - Trading Securities by Major Security Types (in thousands)

Fair Value	December 31, 2022	December 31, 2021
Non-mortgage-backed securities (non-MBS):
U.S. Treasury obligations	$491,464	$5,030,946
GSE obligations	1,488,235	1,749,661
Total non-MBS	1,979,699	6,780,607
Mortgage-backed securities (MBS):
U.S. obligation single-family	117	210
Total MBS	117	210
Total	$1,979,816	$6,780,817

Table 4.2 - Net Gains (Losses) on Trading Securities (in thousands)

	For the Years Ended December 31,
	2022	2021	2020
Net unrealized gains (losses) on trading securities held at period end	$(284,575)	$(211,450)	$268,392
Net gains (losses) on trading securities sold/matured during the period	(52,314)	(46,047)	(10,826)
Net gains (losses) on trading securities	$(336,889)	$(257,497)	$257,566

Available-for-Sale Securities

Table 4.3 - Available-for-Sale Securities by Major Security Types (in thousands)

	December 31, 2022
	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-MBS:
U.S. Treasury obligations	$7,202,715	$3,584	$(12,028)	$7,194,271
GSE obligations	117,555	726	(199)	118,082
Total non-MBS	7,320,270	4,310	(12,227)	7,312,353
MBS:
GSE multi-family	1,360,221	—	(40,809)	1,319,412
Total MBS	1,360,221	—	(40,809)	1,319,412
Total	$8,680,491	$4,310	$(53,036)	$8,631,765

	December 31, 2021
	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-MBS:
U.S. Treasury obligations	$4,475,664	$23,206	$—	$4,498,870
GSE obligations	133,058	2,250	—	135,308
Total non-MBS	4,608,722	25,456	—	4,634,178
MBS:
GSE multi-family	632,276	2,961	(2,292)	632,945
Total MBS	632,276	2,961	(2,292)	632,945
Total	$5,240,998	$28,417	$(2,292)	$5,267,123
(1)Amortized cost of available-for-sale securities includes adjustments made to the cost basis of an investment for accretion, amortization, and/or fair value hedge accounting adjustments, and excludes accrued interest receivable of (in thousands) $40,246 and $13,014 at December 31, 2022 and 2021.

Table 4.4 summarizes the available-for-sale securities with gross unrealized losses, which are aggregated by major security type and length of time that individual securities have been in a continuous gross unrealized loss position.

Table 4.4 - Available-for-Sale Securities in a Continuous Gross Unrealized Loss Position (in thousands)

	December 31, 2022
	Less than 12 Months		12 Months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Non-MBS:
U.S. Treasury obligations	$4,624,895	$(12,028)	$—	$—	$4,624,895	$(12,028)
GSE obligations	9,887	(199)	—	—	9,887	(199)
Total non-MBS	4,634,782	(12,227)	—	—	4,634,782	(12,227)
MBS:
GSE multi-family MBS	959,421	(22,519)	359,991	(18,290)	1,319,412	(40,809)
Total MBS	959,421	(22,519)	359,991	(18,290)	1,319,412	(40,809)
Total	$5,594,203	$(34,746)	$359,991	$(18,290)	$5,954,194	$(53,036)

	December 31, 2021
	Less than 12 Months		12 Months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
GSE multi-family MBS	$489,983	$(2,292)	$—	$—	$489,983	$(2,292)
Total	$489,983	$(2,292)	$—	$—	$489,983	$(2,292)

Table 4.5 - Available-for-Sale Securities by Contractual Maturity (in thousands)

	December 31, 2022		December 31, 2021
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-MBS:
Due in 1 year or less	$—	$—	$—	$—
Due after 1 year through 5 years	2,576,167	2,577,121	81,194	82,185
Due after 5 years through 10 years	4,734,017	4,725,345	4,515,054	4,538,945
Due after 10 years	10,086	9,887	12,474	13,048
Total non-MBS	7,320,270	7,312,353	4,608,722	4,634,178
MBS (1)	1,360,221	1,319,412	632,276	632,945
Total	$8,680,491	$8,631,765	$5,240,998	$5,267,123
(1)MBS are not presented by contractual maturity because their expected maturities will likely differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 4.6 - Interest Rate Payment Terms of Available-for-Sale Securities (in thousands)

	December 31, 2022	December 31, 2021
Amortized cost of non-MBS:
Fixed-rate	$7,320,270	$4,608,722
Total amortized cost of non-MBS	7,320,270	4,608,722
Amortized cost of MBS:
Fixed-rate	1,360,221	632,276
Total amortized cost of MBS	1,360,221	632,276
Total	$8,680,491	$5,240,998

The FHLB had no sales of securities out of its available-for-sale portfolio for the years ended December 31, 2022, 2021 or 2020.

Held-to-Maturity Securities

Table 4.7 - Held-to-Maturity Securities by Major Security Types (in thousands)

	December 31, 2022
	Amortized Cost (1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
Non-MBS:
U.S. Treasury obligations	$47,405	$—	$(51)	$47,354
Total non-MBS	47,405	—	(51)	47,354
MBS:
U.S. obligation single-family	1,232,001	—	(147,423)	1,084,578
GSE single-family	1,632,099	4,074	(101,140)	1,535,033
GSE multi-family	12,392,854	598	(77,374)	12,316,078
Total MBS	15,256,954	4,672	(325,937)	14,935,689
Total	$15,304,359	$4,672	$(325,988)	$14,983,043

	December 31, 2021
	Amortized Cost (1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
Non-MBS:
U.S. Treasury obligations	$46,879	$—	$—	$46,879
Total non-MBS	46,879	—	—	46,879
MBS:
U.S. obligation single-family	1,056,729	11,553	(8,337)	1,059,945
GSE single-family	1,860,197	49,026	—	1,909,223
GSE multi-family	7,252,951	4,841	(4,018)	7,253,774
Total MBS	10,169,877	65,420	(12,355)	10,222,942
Total	$10,216,756	$65,420	$(12,355)	$10,269,821

(1)Carrying value equals amortized cost. Amortized cost of held-to-maturity securities includes adjustments made to the cost basis of an investment for accretion and amortization and excludes accrued interest receivable of (in thousands) $48,937 and $7,461 as of December 31, 2022 and 2021.

Table 4.8 - Held-to-Maturity Securities by Contractual Maturity (in thousands)

	December 31, 2022		December 31, 2021
Year of Maturity	Amortized Cost (1)	Fair Value	Amortized Cost (1)	Fair Value
Non-MBS:
Due in 1 year or less	$47,405	$47,354	$46,879	$46,879
Due after 1 year through 5 years	—	—	—	—
Due after 5 years through 10 years	—	—	—	—
Due after 10 years	—	—	—	—
Total non-MBS	47,405	47,354	46,879	46,879
MBS (2)	15,256,954	14,935,689	10,169,877	10,222,942
Total	$15,304,359	$14,983,043	$10,216,756	$10,269,821
(1)Carrying value equals amortized cost.
(2)MBS are not presented by contractual maturity because their expected maturities will likely differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 4.9 - Interest Rate Payment Terms of Held-to-Maturity Securities (in thousands)

	December 31, 2022	December 31, 2021
Amortized cost of non-MBS:
Fixed-rate	$47,405	$46,879
Total amortized cost of non-MBS	47,405	46,879
Amortized cost of MBS:
Fixed-rate	2,709,494	2,718,127
Variable-rate	12,547,460	7,451,750
Total amortized cost of MBS	15,256,954	10,169,877
Total	$15,304,359	$10,216,756

From time to time the FHLB may sell securities out of its held-to-maturity portfolio. These securities, generally, have less than 15 percent of the acquired principal outstanding at the time of the sale. These sales are considered maturities for the purposes of security classification. For the years ended December 31, 2022, 2021 and 2020, the FHLB did not sell any held-to-maturity securities.

Allowance for Credit Losses on Available-for-Sale and Held-to-Maturity Securities

The FHLB evaluates available-for-sale and held-to-maturity investment securities for credit losses on a quarterly basis. The FHLB’s available-for-sale and held-to-maturity securities are U.S. Treasury obligations, GSE obligations, and MBS issued by Fannie Mae, Freddie Mac and Ginnie Mae that are backed by single-family or multi-family mortgage loans. The FHLB only purchases securities considered investment quality. At December 31, 2022 and 2021, all available-for-sale and held-to-maturity securities were rated single-A, or above, by an NRSRO, based on the lowest long-term credit rating for each security used by the FHLB. The FHLB’s internal ratings of these securities may differ from those obtained from an NRSRO.

The FHLB evaluates individual available-for-sale securities for impairment by comparing the security’s fair value to its amortized cost. Impairment may exist when the fair value of the investment is less than its amortized cost (i.e., in an unrealized loss position). At December 31, 2022 and 2021, certain available-for-sale securities were in an unrealized loss position. These losses are considered temporary as the FHLB expects to recover the entire amortized cost basis on these available-for-sale investment securities and does not intend to sell these securities nor considers it more likely than not that it will be required to sell these securities before the anticipated recovery of each security's remaining amortized cost basis. Further, the FHLB has not experienced any payment defaults on the instruments and all of these securities are highly-rated. In the case of U.S. obligations, they carry an explicit government guarantee. In the case of GSE securities, they are purchased under the assumption that the issuers' obligation to pay principal and interest on those securities will be honored, taking into account their status as GSEs. As a result, no allowance for credit losses was recorded on these available-for-sale securities at December 31, 2022 and 2021.

The FHLB evaluates its held-to-maturity securities for impairment on a collective, or pooled basis, unless an individual assessment is deemed necessary because the securities do not possess similar risk characteristics. As of December 31, 2022 and 2021, the FHLB had not established an allowance for credit loss on any held-to-maturity securities because the securities: (1)

were all highly-rated and/or had short remaining terms to maturity, (2) had not experienced, nor did the FHLB expect, any payment default on the instruments, (3) in the case of U.S. obligations, the securities carry an explicit government guarantee such that the FHLB considered the risk of nonpayment to be zero, and (4) in the case of GSE securities, they are purchased under an assumption that the issuers' obligation to pay principal and interest on those securities will be honored, taking into account their status as GSEs.

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

Table 5.1 - Advances by Redemption Term (dollars in thousands)

	December 31, 2022		December 31, 2021
Redemption Term	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$51,491,191	4.36%	$11,608,264	0.49%
Due after 1 year through 2 years	5,904,109	3.69	1,451,741	2.06
Due after 2 years through 3 years	2,969,160	4.01	1,832,622	1.89
Due after 3 years through 4 years	2,418,222	4.14	2,486,809	0.97
Due after 4 years through 5 years	2,462,903	3.28	2,168,145	0.98
Thereafter	2,182,434	2.29	3,406,837	1.49
Total principal amount	67,428,019	4.17	22,954,418	0.95
Commitment fees	(90)		(156)
Discounts	(2,073)		(3,220)
Fair value hedging adjustments	(406,255)		104,401
Fair value option valuation adjustments and accrued interest	(46)		(695)
Total (1)	$67,019,555		$23,054,748
(1)Carrying values exclude accrued interest receivable of (in thousands) $149,255 and $18,823 as of December 31, 2022 and 2021.

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

Table 5.2 - Advances by Redemption Term or Next Call Date (in thousands)

Redemption Term or Next Call Date	December 31, 2022	December 31, 2021
Due in 1 year or less	$54,497,542	$14,642,697
Due after 1 year through 2 years	5,901,058	1,444,659
Due after 2 years through 3 years	1,465,860	1,809,871
Due after 3 years through 4 years	918,222	1,003,709
Due after 4 years through 5 years	2,462,903	668,145
Thereafter	2,182,434	3,385,337
Total principal amount	$67,428,019	$22,954,418

The FHLB also offers putable Advances. With a putable Advance, the FHLB effectively purchases put options from the member that allows the FHLB to terminate the Advance at predetermined dates. The FHLB normally would exercise its put option when interest rates increase relative to contractual rates.

Table 5.3 - Advances by Redemption Term or Next Put Date for Putable Advances (in thousands)

Redemption Term or Next Put Date	December 31, 2022	December 31, 2021
Due in 1 year or less	$52,461,191	$13,995,514
Due after 1 year through 2 years	5,929,109	1,511,741
Due after 2 years through 3 years	2,989,160	1,818,372
Due after 3 years through 4 years	2,418,222	2,471,809
Due after 4 years through 5 years	2,382,903	2,160,145
Thereafter	1,247,434	996,837
Total principal amount	$67,428,019	$22,954,418

Table 5.4 - Advances by Interest Rate Payment Terms (in thousands)

	December 31, 2022	December 31, 2021
Fixed-rate (1)
Due in one year or less	$42,492,817	$11,161,638
Due after one year	8,968,517	8,211,221
Total fixed-rate (1)	51,461,334	19,372,859
Variable-rate (1)
Due in one year or less	8,998,374	446,626
Due after one year	6,968,311	3,134,933
Total variable-rate (1)	15,966,685	3,581,559
Total principal amount	$67,428,019	$22,954,418
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

Using a risk-based approach, the FHLB considers the payment status, collateralization levels, and borrower's financial condition to be indicators of credit quality for its credit products. At December 31, 2022 and 2021, the FHLB did not have any Advances that were past due, in non-accrual status or considered impaired. In addition, there were no troubled debt restructurings related to Advances of the FHLB during 2022 or 2021. At December 31, 2022 and 2021, the FHLB had rights to collateral on a member-by-member basis with an estimated value in excess of its outstanding extensions of credit.

Based upon the collateral held as security, its credit extension and collateral policies and the repayment history on Advances, the FHLB did not expect any credit losses on Advances as of December 31, 2022 and, therefore, no allowance for credit losses on Advances was recorded. For the same reasons, the FHLB did not record any allowance for credit losses on Advances at December 31, 2021.

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

December 31, 2022			December 31, 2021
	Principal	% of Total Principal Amount of Advances		Principal	% of Total Principal Amount of Advances
U.S. Bank, N.A.	$19,000	28%	U.S. Bank, N.A.	$3,272	14%
Keybank, N.A.	11,344	17	Third Federal Savings and Loan Association	3,179	14
Third Federal Savings and Loan Association	4,826	7	Protective Life Insurance Company	2,800	12
Fifth Third Bank	4,301	6	Nationwide Life Insurance Company	2,702	12
Nationwide Life Insurance Company	3,136	5	Western-Southern Life Assurance Co.	1,487	6
Total	$42,607	63%	Total	$13,440	58%

Note 6 - Mortgage Loans

Total mortgage loans held for portfolio represent residential mortgage loans under the Mortgage Purchase Program (MPP) that the FHLB's members originate, credit enhance, and then sell to the FHLB. The FHLB does not service any of these loans. The FHLB plans to retain its existing portfolio of mortgage loans.

Table 6.1 - Mortgage Loans Held for Portfolio (in thousands)

	December 31, 2022	December 31, 2021
Fixed rate medium-term single-family mortgage loans (1)	$530,956	$649,052
Fixed rate long-term single-family mortgage loans	6,475,525	6,752,858
Total unpaid principal balance	7,006,481	7,401,910
Premiums	151,756	168,993
Discounts	(2,246)	(1,088)
Hedging basis adjustments (2)	6,819	18,602
Total mortgage loans held for portfolio (3)	7,162,810	7,588,417
Allowance for credit losses on mortgage loans	(301)	(233)
Mortgage loans held for portfolio, net	$7,162,509	$7,588,184
(1)Medium-term is defined as a term of 15 years or less.
(2)Represents the unamortized balance of the mortgage purchase commitments' market values at the time of settlement. The market value of the commitment is included in the basis of the mortgage loan and amortized accordingly.
(3)Excludes accrued interest receivable of (in thousands) $21,846 and $22,847 at December 31, 2022 and 2021.

Table 6.2 - Mortgage Loans Held for Portfolio by Collateral/Guarantee Type (in thousands)

	December 31, 2022	December 31, 2021
Conventional mortgage loans	$6,893,552	$7,262,740
Federal Housing Administration (FHA) mortgage loans	112,929	139,170
Total unpaid principal balance	$7,006,481	$7,401,910

Table 6.3 - Members, Including Any Known Affiliates that are Members of the FHLB, and Former Members Selling Five Percent or more of Total Unpaid Principal (dollars in millions)

	December 31, 2022			December 31, 2021
	Principal	% of Total		Principal	% of Total
Union Savings Bank	$1,651	24%	Union Savings Bank	$1,841	25%
FirstBank	730	10	FirstBank	565	8
Guardian Savings Bank FSB	438	6	Guardian Savings Bank FSB	524	7

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

Table 6.4 - Changes in the LRA (in thousands)

	For the Years Ended December 31,
	2022	2021	2020
LRA at beginning of year	$252,310	$246,435	$233,476
Additions	7,476	20,181	28,795
Claims	(25)	(3)	(101)
Scheduled distributions	(15,507)	(14,303)	(15,735)
LRA at end of period	$244,254	$252,310	$246,435

Payment Status of Mortgage Loans. The key credit quality indicator for conventional mortgage loans is payment status, which allows the FHLB to monitor borrower performance. Past due loans are those where the borrower has failed to make a full payment of principal and interest within one month of its due date. Table 6.5 presents the payment status of conventional mortgage loans.

Table 6.5 - Credit Quality Indicator of Conventional Mortgage Loans (in thousands)

	December 31, 2022
	Origination Year
Payment status, at amortized cost:	Prior to 2018	2018 to 2022	Total
Past due 30-59 days	$12,643	$14,440	$27,083
Past due 60-89 days	3,303	1,751	5,054
Past due 90 days or more	8,251	3,682	11,933
Total past due mortgage loans	24,197	19,873	44,070
Current mortgage loans	2,404,090	4,600,889	7,004,979
Total conventional mortgage loans	$2,428,287	$4,620,762	$7,049,049

	December 31, 2021
	Origination Year
Payment status, at amortized cost:	Prior to 2017	2017 to 2021	Total
Past due 30-59 days	$16,105	$11,557	$27,662
Past due 60-89 days	3,703	2,533	6,236
Past due 90 days or more	12,185	11,623	23,808
Total past due mortgage loans	31,993	25,713	57,706
Current mortgage loans	2,542,107	4,848,339	7,390,446
Total conventional mortgage loans	$2,574,100	$4,874,052	$7,448,152

Other delinquency statistics include loans in process of foreclosure, serious delinquency rates, loans past due 90 days or more and still accruing interest, and non-accrual loans. Table 6.6 presents other delinquency statistics of mortgage loans.

Table 6.6 - Other Delinquency Statistics (dollars in thousands)

	December 31, 2022
Amortized Cost:	Conventional MPP Loans	FHA Loans	Total
In process of foreclosure (1)	$7,206	$361	$7,567
Serious delinquency rate (2)	0.18%	1.32%	0.19%
Past due 90 days or more still accruing interest (3)	$11,369	$1,500	$12,869
Loans on non-accrual status (4)	$1,423	$—	$1,423

	December 31, 2021
Amortized Cost:	Conventional MPP Loans	FHA Loans	Total
In process of foreclosure (1)	$4,424	$501	$4,925
Serious delinquency rate (2)	0.32%	2.00%	0.35%
Past due 90 days or more still accruing interest (3)	$23,169	$2,812	$25,981
Loans on non-accrual status (4)	$1,617	$—	$1,617
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
(4)At December 31, 2022 and 2021, (in thousands) $971 and $1,617, respectively, of conventional MPP loans on non-accrual status do not have a related allowance because these loans were either previously charged off to their expected recoverable value and/or the fair value of the underlying collateral, including any credit enhancements, is greater than the amortized cost of the loans.

The FHLB did not have any real estate owned at December 31, 2022 or 2021.

Troubled Debt Restructurings. A troubled debt restructuring is considered to have occurred when a concession is granted to a borrower for economic or legal reasons related to the borrower's financial difficulties and that concession would not have been considered otherwise. The FHLB's troubled debt restructurings primarily involve loans where an agreement permits the recapitalization of past due amounts up to the original loan amount and certain loans discharged in Chapter 7 bankruptcy. The FHLB's amortized cost in modified loans considered troubled debt restructurings was (in thousands) $19,460 and $19,970 at December 31, 2022 and 2021, respectively. The amount of troubled debt restructurings is not considered material to the FHLB's financial condition, results of operations, or cash flows.

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

Allowance for Credit Losses on Conventional Mortgage Loans. At December 31, 2022 and 2021 the FHLB's allowance for credit losses on its conventional mortgage loans held for portfolio was (in thousands) $301 and $233, respectively.

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

The FHLB transacts its derivatives with counterparties that are large banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute Consolidated Obligations. Derivative transactions may be executed either with a counterparty, referred to as uncleared derivatives, or cleared through a Futures Commission Merchant (i.e., clearing agent) with a Derivative Clearing Organization, referred to as cleared derivatives. The FHLB is not a derivative dealer and does not trade derivatives for short-term profit.

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

Types of Derivatives

The FHLB primarily uses the following derivative instruments:

Interest rate swaps - An interest rate swap is an agreement between two entities to exchange cash flows in the future. The agreement sets the dates on which the cash flows will be exchanged and the manner in which the cash flows will be calculated. One of the simplest forms of an interest rate swap involves the promise by one party to pay cash flows equivalent to the interest on a notional principal amount at a predetermined fixed rate for a given period of time. In return for this promise, this party receives cash flows equivalent to the interest on the same notional principal amount at a variable-rate index for the same period of time. As of December 31, 2022, the variable-rates received or paid by the FHLB in its derivative transactions were based on the Federal Funds Overnight Index Swap (OIS), Secured Overnight Financing Rate (SOFR), and London InterBank Offering Rate (LIBOR).

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

Application of Derivatives

The FHLB documents at inception all relationships between derivatives designated as hedging instruments and the hedged items, its risk management objectives and strategies for undertaking various hedge transactions, and its method of assessing hedge effectiveness. This process includes linking all derivatives that are designated as fair value hedges to assets and liabilities on the Statements of Condition.

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

Table 7.1 - Fair Value of Derivative Instruments (in thousands)

	December 31, 2022
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as fair value hedging instruments:
Interest rate swaps	$21,577,007	$37,175	$32,630
Derivatives not designated as hedging instruments:
Interest rate swaps	28,840,270	5,839	55,327
Interest rate swaptions	355,000	7,766	—
Mortgage delivery commitments	14,291	12	88
Total derivatives not designated as hedging instruments	29,209,561	13,617	55,415
Total derivatives before adjustments	$50,786,568	50,792	88,045
Netting adjustments and cash collateral (1)		439,768	(87,585)
Total derivative assets and total derivative liabilities		$490,560	$460

	December 31, 2021
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as fair value hedging instruments:
Interest rate swaps	$13,720,290	$710	$77,992
Derivatives not designated as hedging instruments:
Interest rate swaps	24,059,664	1,919	291
Interest rate swaptions	1,219,000	532	—
Mortgage delivery commitments	249,581	77	829
Total derivatives not designated as hedging instruments	25,528,245	2,528	1,120
Total derivatives before adjustments	$39,248,535	3,238	79,112
Netting adjustments and cash collateral (1)		294,498	(75,821)
Total derivative assets and total derivative liabilities		$297,736	$3,291

(1)Amounts represent the application of the netting requirements that allow the FHLB to settle positive and negative positions, and also cash collateral, including accrued interest, held or placed by the FHLB with the same clearing agent and/or counterparty. Cash collateral posted, including accrued interest, was (in thousands) $533,270 and $370,779 at December 31, 2022 and 2021. Cash collateral received, including accrued interest, was (in thousands) $5,917 and $460 at December 31, 2022 and 2021.

Table 7.2 presents the impact of qualifying fair value hedging relationships on net interest income as well as the total interest income (expense) by product.

Table 7.2 - Impact of Fair Value Hedging Relationships on Net Interest Income (in thousands)

	For the Year Ended December 31, 2022
	Advances	Available-for-Sale Securities	Consolidated Bonds
Total interest income (expense) recorded in the Statements of Income	$1,208,130	$162,394	$(935,003)
Impact of Fair Value Hedging Relationships
Interest rate swaps:
Net interest settlements	$11,923	$39,382	$(4,263)
Gain (loss) on derivatives	521,180	913,021	(40,279)
Gain (loss) on hedged items	(510,628)	(928,860)	40,640
Effect on net interest income	$22,475	$23,543	$(3,902)

	For the Year Ended December 31, 2021
	Advances	Available-for-Sale Securities	Consolidated Bonds
Total interest income (expense) recorded in the Statements of Income	$134,600	$7,228	$(343,495)
Impact of Fair Value Hedging Relationships
Interest rate swaps:
Net interest settlements	$(109,824)	$(20,521)	$1,137
Gain (loss) on derivatives	254,151	71,732	(3,217)
Gain (loss) on hedged items	(254,112)	(71,331)	3,190
Effect on net interest income	$(109,785)	$(20,120)	$1,110

	For the Year Ended December 31, 2020
	Advances	Available-for-Sale Securities	Consolidated Bonds
Total interest income (expense) recorded in the Statements of Income	$434,815	$4,782	$(541,996)
Impact of Fair Value Hedging Relationships
Interest rate swaps:
Net interest settlements	$(90,959)	$(2,484)	$1,652
Gain (loss) on derivatives	(263,046)	(5,209)	1,477
Gain (loss) on hedged items	247,059	4,826	(1,377)
Effect on net interest income	$(106,946)	$(2,867)	$1,752

Table 7.3 presents the cumulative basis adjustments on hedged items designated as fair value hedges and the related amortized cost of the hedged items.

Table 7.3 - Cumulative Basis Adjustments for Fair Value Hedges (in thousands)

	December 31, 2022
	Advances	Available-for-Sale Securities	Consolidated Bonds
Amortized cost of hedged asset or liability (1)	$10,199,624	$8,668,634	$1,286,881
Fair value hedging adjustments
Basis adjustments for active hedging relationships included in amortized cost	$(407,137)	$(989,810)	$(41,745)
Basis adjustments for discontinued hedging relationships included in amortized cost	882	13,932	—
Total amount of fair value hedging basis adjustments	$(406,255)	$(975,878)	$(41,745)

	December 31, 2021
	Advances	Available-for-Sale Securities	Consolidated Bonds
Amortized cost of hedged asset or liability (1)	$8,089,716	$5,238,549	$450,369
Fair value hedging adjustments
Basis adjustments for active hedging relationships included in amortized cost	$103,468	$(61,734)	$(1,104)
Basis adjustments for discontinued hedging relationships included in amortized cost	933	2,627	—
Total amount of fair value hedging basis adjustments	$104,401	$(59,107)	$(1,104)
(1)     Includes only the portion of amortized cost representing the hedged items in fair value hedging relationships.

Table 7.4 presents net gains (losses) recorded in non-interest income (loss) on derivatives not designated as hedging instruments.

Table 7.4 - Net Gains (Losses) Recorded in Non-interest Income (Loss) on Derivatives Not Designated as Hedging Instruments (in thousands)

	For the Years Ended December 31,
	2022	2021	2020
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	$220,342	$242,731	$(227,781)
Interest rate swaptions	9,617	(181)	90,594
Forward rate agreements	—	—	(31,935)
Net interest settlements	(89,583)	(163,533)	(127,098)
Mortgage delivery commitments	(8,507)	3,119	21,549
Total net gains (losses) related to derivatives not designated as hedging instruments	131,869	82,136	(274,671)
Price alignment amount (1)	(878)	128	1,418
Net gains (losses) on derivatives	$130,991	$82,264	$(273,253)
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

For cleared derivatives, the Clearinghouse determines initial margin requirements and generally credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including, but not limited to, credit rating downgrades. At December 31, 2022, the FHLB was not required to post additional initial margin by its clearing agents based on credit considerations.

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

Table 7.5 presents separately the fair value of derivative instruments meeting or not meeting netting requirements, including the related collateral. At December 31, 2022 and 2021, the FHLB did not receive or pledge any non-cash collateral. Any over-collateralization under an individual clearing agent and/or counterparty level is not included in the determination of the net unsecured amount.

Table 7.5 - Offsetting of Derivative Assets and Derivative Liabilities (in thousands)

	December 31, 2022
	Derivative Instruments Meeting Netting Requirements
	Gross Recognized Amount	Gross Amount of Netting Adjustments and Cash Collateral	Derivative Instruments Not Meeting Netting Requirements (1)	Total Derivative Assets and Total Derivative Liabilities
Derivative Assets:
Uncleared	$19,195	$(12,600)	$12	$6,607
Cleared	31,585	452,368	—	483,953
Total				$490,560
Derivative Liabilities:
Uncleared	$83,896	$(83,524)	$88	$460
Cleared	4,061	(4,061)	—	—
Total				$460

	December 31, 2021
	Derivative Instruments Meeting Netting Requirements
	Gross Recognized Amount	Gross Amount of Netting Adjustments and Cash Collateral	Derivative Instruments Not Meeting Netting Requirements (1)	Total Derivative Assets and Total Derivative Liabilities
Derivative Assets:
Uncleared	$1,892	$(1,748)	$77	$221
Cleared	1,269	296,246	—	297,515
Total				$297,736
Derivative Liabilities:
Uncleared	$77,126	$(74,664)	$829	$3,291
Cleared	1,157	(1,157)	—	—
Total				$3,291
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

Table 8.1 - Deposits (in thousands)

	December 31, 2022	December 31, 2021
Interest-bearing:
Demand and overnight	$977,140	$1,353,490
Term	55,925	53,650
Other	6,362	8,511
Total interest-bearing deposits	$1,039,427	$1,415,651

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

The par values of the 11 FHLBanks' outstanding Consolidated Obligations were approximately $1,181.7 billion and $652.9 billion at December 31, 2022 and 2021, respectively. Finance Agency regulations require the FHLB to maintain unpledged qualifying assets equal to its participation in the Consolidated Obligations outstanding. Qualifying assets are defined as cash; secured Advances; obligations of or fully guaranteed by the United States; and investments (i.e., obligations, participations or other instruments of or issued by Fannie Mae or Ginnie Mae; mortgage, obligations, or other securities which are or ever have been sold by Freddie Mac; and such securities as fiduciary and trust funds may invest in under the laws of the state in which the FHLB is located). Any assets subject to a lien or pledge for the benefit of holders of any issue of Consolidated Obligations are treated as if they were free from lien or pledge for purposes of compliance with these regulations.

Table 9.1 - Consolidated Discount Notes Outstanding (dollars in thousands)

	Carrying Value	Principal Amount	Weighted Average Interest Rate (1)
December 31, 2022	$40,691,180	$41,007,526	3.95%
December 31, 2021	$29,837,696	$29,843,992	0.05%
(1)Represents an implied rate without consideration of concessions.

Table 9.2 - Consolidated Bonds Outstanding by Original Contractual Maturity (dollars in thousands)

	December 31, 2022		December 31, 2021
Year of Original Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$48,105,620	4.00%	$12,828,885	0.55%
Due after 1 year through 2 years	3,056,405	2.97	3,836,120	1.91
Due after 2 years through 3 years	2,815,000	1.70	1,724,405	2.23
Due after 3 years through 4 years	934,000	1.97	2,095,000	1.39
Due after 4 years through 5 years	1,586,000	1.94	870,000	1.86
Thereafter	3,246,140	2.83	3,235,000	2.17
Total principal amount	59,743,165	3.69	24,589,410	1.21
Premiums	28,958		31,181
Discounts	(18,716)		(17,709)
Fair value hedging adjustments	(41,745)		(1,104)
Fair value option valuation adjustment and accrued interest	(43,917)		60
Total	$59,667,745		$24,601,838

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

Table 9.3 - Consolidated Bonds Outstanding by Call Features (in thousands)

	December 31, 2022	December 31, 2021
Principal Amount of Consolidated Bonds:
Non-callable	$49,628,665	$19,689,410
Callable	10,114,500	4,900,000
Total principal amount	$59,743,165	$24,589,410

Table 9.4 - Consolidated Bonds Outstanding by Original Contractual Maturity or Next Call Date (in thousands)

Year of Original Contractual Maturity or Next Call Date	December 31, 2022	December 31, 2021
Due in 1 year or less	$54,465,620	$17,518,885
Due after 1 year through 2 years	1,543,405	3,085,120
Due after 2 years through 3 years	803,000	1,262,405
Due after 3 years through 4 years	571,000	728,000
Due after 4 years through 5 years	258,000	547,000
Thereafter	2,102,140	1,448,000
Total principal amount	$59,743,165	$24,589,410

Table 9.5 - Consolidated Bonds by Interest-rate Payment Type (in thousands)

	December 31, 2022	December 31, 2021
Principal Amount of Consolidated Bonds:
Fixed-rate	$19,797,165	$23,739,410
Variable-rate	39,621,000	850,000
Step-up	325,000	—
Total principal amount	$59,743,165	$24,589,410

Note 10 - Affordable Housing Program (AHP)

The FHLBank Act requires each FHLBank to establish an AHP. Each FHLBank provides subsidies in the form of direct grants or below-market interest rates on Advances to members who provide the funds to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. Each FHLBank recognizes AHP assessment expense equal to the greater of 10 percent of its annual income subject to assessment, or the prorated sum required to ensure the aggregate contribution by the FHLBanks is no less than $100 million for each year. For purposes of the AHP calculation, income subject to assessment is defined as net income before AHP assessments, plus interest expense related to mandatorily redeemable capital stock. The FHLB accrues AHP expense monthly based on its income subject to assessment. The FHLB reduces the AHP liability as members use subsidies. In addition to the required AHP assessment, the Board of Directors may elect to make voluntary contributions to the AHP.

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

There was no shortfall, as described above, in 2022, 2021, or 2020. If an FHLBank finds that its required AHP obligations are contributing to its financial instability, it may apply to the Finance Agency for a temporary suspension of its contributions under the FHLBank Act. The FHLB has never made such an application.

Table 10.1 - Rollforward of the AHP Liability (in thousands)

	2022	2021
Balance at beginning of year	$84,504	$110,772
Assessments (current year additions)	28,613	4,708
Voluntary contribution	3,000	—
Subsidy uses, net	(28,194)	(30,976)
Balance at end of year	$87,923	$84,504

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

The Finance Agency may require the FHLB to maintain greater permanent capital than is required based on Finance Agency rules and regulations.

At December 31, 2022 and 2021, the FHLB was in compliance with each of these capital requirements.

Table 11.1 - Capital Requirements (dollars in thousands)

	December 31, 2022		December 31, 2021
	Minimum Requirement	Actual	Minimum Requirement	Actual
Risk-based capital	$920,030	$6,569,024	$856,322	$3,804,018
Capital-to-assets ratio (regulatory)	4.00%	6.05%	4.00%	6.28%
Regulatory capital	$4,344,380	$6,569,024	$2,424,703	$3,804,018
Leverage capital-to-assets ratio (regulatory)	5.00%	9.07%	5.00%	9.41%
Leverage capital	$5,430,475	$9,853,536	$3,030,879	$5,706,027

The FHLB currently offers only Class B stock, which is issued and redeemed at a par value of $100 per share. Class B stock may be issued to meet membership and activity stock purchase requirements, to pay dividends, and to pay interest on mandatorily redeemable capital stock. Membership stock is required to become a member of and maintain membership in the FHLB. The membership stock requirement is based upon a percentage of the member's total assets. At December 31, 2022, the membership stock requirement was determined within a declining range from 0.08 percent to 0.02 percent of each member's total assets, with a minimum of $1 thousand and a maximum of $20 million for each member.

In addition to membership stock, a member may be required to hold activity stock to capitalize certain transactions with the FHLB, including Advances, certain funds and rate Advance commitments, Letters of Credit, and MPP activity that occurred after implementation of the Capital Plan on December 30, 2002. Members were required to maintain activity stock capitalization percentages as follows for 2022 and 2021: 4.50 percent for Advances and Advance commitments, 0.10 percent for Letters of Credit, and 3.00 percent for MPP. If a member owns more than its required activity stock, the additional stock is classified as excess stock.

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

Restricted Retained Earnings. The Capital Agreement is intended to enhance the capital position of each FHLBank. The Capital Agreement provides that each FHLBank will, on a quarterly basis, allocate 20 percent of its net income to a separate restricted retained earnings account until the balance of that account, calculated as of the last day of each calendar quarter, equals at least one percent of that FHLBank's average balance of outstanding Consolidated Obligations for the calendar quarter. These restricted retained earnings are not available to pay dividends but are available to absorb unexpected losses, if any, that an FHLBank may experience. At December 31, 2022 and 2021 the FHLB had (in thousands) $560,118 and $509,719, respectively, in restricted retained earnings. Additionally, the Capital Agreement provides that amounts in restricted retained earnings in excess of 150 percent of the FHLB's restricted retained earnings minimum (i.e., one percent of the FHLB's average balance of outstanding Consolidated Obligations calculated as of the last day of each calendar quarter) may be released from restricted retained earnings.

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

Stock subject to a redemption or withdrawal notice that is within the “grace period” continues to be considered equity because there is no penalty or fee to retract these notices. Expiration of the “grace period” triggers the reclassification from equity to a liability (mandatorily redeemable capital stock) at fair value because after the “grace period” the penalty to retract these notices is considered substantive. If a member cancels its written notice of redemption or notice of withdrawal, the FHLB will reclassify mandatorily redeemable capital stock from a liability to equity. Dividends related to capital stock classified as a liability are accrued at the expected dividend rate and reported as interest expense in the Statements of Income. For the years ended December 31, 2022, 2021, and 2020 dividends on mandatorily redeemable capital stock (in thousands) of $5,522, $383 and $1,068, respectively, were recorded as interest expense.

Table 11.2 - Rollforward of Mandatorily Redeemable Capital Stock (in thousands)

	2022	2021	2020
Balance, beginning of year	$21,211	$19,454	$21,669
Capital stock subject to mandatory redemption reclassified from equity	2,664,846	73,491	560,779
Capital stock previously subject to mandatory redemption reclassified to capital	—	—	(123)
Repurchase/redemption of mandatorily redeemable capital stock	(2,668,604)	(71,734)	(562,871)
Balance, end of year	$17,453	$21,211	$19,454

The number of stockholders holding the mandatorily redeemable capital stock was 16, 17 and 24 at December 31, 2022, 2021, and 2020.

As of December 31, 2022 there were no members or former members that had requested redemptions of capital stock whose stock had not been reclassified as mandatorily redeemable capital stock because the “grace periods” had not yet expired on these requests.

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

Table 11.3 - Mandatorily Redeemable Capital Stock by Contractual Year of Redemption (in thousands)

Contractual Year of Redemption	December 31, 2022	December 31, 2021
Year 1	$1,148	$1,091
Year 2	29	1,427
Year 3	5	270
Year 4	5,853	5
Year 5	3,313	10,791
Past contractual redemption date due to remaining activity (1)	7,105	7,627
Total	$17,453	$21,211
(1)Represents mandatorily redeemable capital stock that is past the end of the contractual redemption period because there is activity outstanding to which the mandatorily redeemable capital stock relates.

Excess Capital Stock. Excess capital stock is the amount of stock held by a member (or former member) in excess of that institution's minimum stock ownership requirement. Finance Agency rules limit the ability of an FHLBank to create member excess stock under certain circumstances. The FHLB may not pay dividends in the form of capital stock or issue new excess stock to members if its excess stock exceeds one percent of its total assets or if the issuance of excess stock would cause the FHLB's excess stock to exceed one percent of its total assets. At December 31, 2022, the FHLB had excess capital stock outstanding totaling more than one percent of its total assets. At December 31, 2022, the FHLB was in compliance with the Finance Agency's excess stock rules.

Note 12 - Accumulated Other Comprehensive Income (Loss)

The following tables summarize the changes in accumulated other comprehensive income (loss) for the years ended December 31, 2022, 2021 and 2020.

Table 12.1 - Accumulated Other Comprehensive Income (Loss) (in thousands)

	Net unrealized gains (losses) on available-for-sale securities	Pension and postretirement benefits	Total accumulated other comprehensive income (loss)
BALANCE, DECEMBER 31, 2019	$370	$(16,764)	$(16,394)
Other comprehensive income before reclassification:
Net unrealized gains (losses)	4,348	—	4,348
Net actuarial gains (losses)	—	(5,227)	(5,227)
Reclassifications from other comprehensive income (loss) to net income:
Amortization - pension and postretirement benefits (1)	—	2,288	2,288
Net current period other comprehensive income (loss)	4,348	(2,939)	1,409
BALANCE, DECEMBER 31, 2020	4,718	(19,703)	(14,985)
Other comprehensive income before reclassification:
Net unrealized gains (losses)	21,407	—	21,407
Net actuarial gains (losses)	—	2,170	2,170
Prior service benefit	—	1,882	1,882
Reclassifications from other comprehensive income (loss) to net income:
Amortization - pension and postretirement benefits (1)	—	2,620	2,620
Net current period other comprehensive income (loss)	21,407	6,672	28,079
BALANCE, DECEMBER 31, 2021	26,125	(13,031)	13,094
Other comprehensive income before reclassification:
Net unrealized gains (losses)	(74,851)	—	(74,851)
Net actuarial gains (losses)	—	11,108	11,108
Reclassifications from other comprehensive income (loss) to net income:
Amortization - pension and postretirement benefits (1)	—	1,309	1,309
Net current period other comprehensive income (loss)	(74,851)	12,417	(62,434)
BALANCE, DECEMBER 31, 2022	$(48,726)	$(614)	$(49,340)
(1)Included in Non-Interest Expense - Other in the Statements of Income.

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

The most recent Form 5500 available for the Pentegra Defined Benefit Plan is for the year ended June 30, 2021. The FHLB did not contribute more than five percent of the total contributions to the Pentegra Defined Benefit Plan for the plan years ended June 30, 2021, 2020 and 2019.

Table 13.1 - Pentegra Defined Benefit Plan Net Pension Cost and Funded Status (dollars in thousands)

	2022		2021		2020
Net pension cost charged to compensation and benefit expense for the year ended December 31	$5,911		$6,473		$6,429
Pentegra Defined Benefit Plan funded status as of July 1	118.87%	(a)	130.59%	(b)	108.50%
FHLB's funded status as of July 1	135.80%		146.44%		122.36%
(a)    The Pentegra Defined Benefit Plan's funded status as of July 1, 2022 is preliminary and may increase because the plan's participants were permitted to make contributions for the plan year ended June 30, 2022 through March 15, 2023. Contributions made on or before March 15, 2023, and designated for the plan year ended June 30, 2022, will be included in the final valuation as of July 1, 2022. The final funded status as of July 1, 2022 will not be available until the Form 5500 for the plan year July 1, 2022 through June 30, 2023 is filed (this Form 5500 is due to be filed no later than April 2024).
(b)    The Pentegra Defined Benefit Plan's funded status as of July 1, 2021 is preliminary and may increase because the plan's participants were permitted to make contributions for the plan year ended June 30, 2021 through March 15, 2022. Contributions made on or before March 15, 2022, and designated for the plan year ended June 30, 2021, will be included in the final valuation as of July 1, 2021. The final funded status as of July 1, 2021 will not be available until the Form 5500 for the plan year July 1, 2021 through June 30, 2022 is filed (this Form 5500 is due to be filed no later than April 2023).

Qualified Defined Contribution Plan. The FHLB maintains a tax-qualified, defined contribution plan for its employees. The FHLB contributes a percentage of the participants' compensation by making a matching contribution equal to a certain percentage of voluntary employee contributions, subject to certain IRS limitations. The FHLB contributed $2,336,000, $1,520,000, and $1,437,000 in the years ended December 31, 2022, 2021, and 2020, respectively. The FHLB's contributions are recorded as compensation and benefits expense in the Statements of Income.

Non-qualified Supplemental Defined Benefit Retirement Plan (Defined Benefit Retirement Plan). The FHLB maintains a non-qualified, unfunded defined benefit plan for its employees. The plan ensures that participants receive the full amount of benefits to which they would have been entitled under the qualified defined benefit plan in the absence of limits on benefit levels imposed by the IRS. There are no funded plan assets. The FHLB has established a grantor trust, which is included in held-to-maturity securities on the Statements of Condition, to meet future benefit obligations and current payments to beneficiaries. Effective July 1, 2021, the Defined Benefit Retirement Plan benefit formula was amended to adjust the accrual rate from 2.50 percent to 1.25 percent.

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

Table 13.2 - Benefit Obligation, Fair Value of Plan Assets and Funded Status (in thousands)

	Defined Benefit Retirement Plan		Postretirement Benefits Plan
Change in benefit obligation:	2022	2021	2022	2021
Benefit obligation at beginning of year	$46,527	$49,538	$4,011	$5,046
Service cost	537	899	4	7
Interest cost	1,206	1,171	105	115
Actuarial loss (gain)	(10,811)	(1,224)	(297)	(946)
Plan amendments	—	(1,882)	—	—
Benefits paid	(2,121)	(1,975)	(259)	(211)
Benefit obligation at end of year	35,338	46,527	3,564	4,011
Change in plan assets:
Fair value of plan assets at beginning of year	—	—	—	—
Employer contribution	2,121	1,975	259	211
Benefits paid	(2,121)	(1,975)	(259)	(211)
Fair value of plan assets at end of year	—	—	—	—
Funded status at end of year	$(35,338)	$(46,527)	$(3,564)	$(4,011)

Amounts recognized in “Other liabilities” on the Statements of Condition for the Defined Benefit Retirement Plan and Postretirement Benefits Plan as of December 31, 2022 and 2021 were (in thousands) $38,902 and $50,538, respectively.

Table 13.3 - Amounts Recognized in Accumulated Other Comprehensive Income (in thousands)

	Defined Benefit Retirement Plan		Postretirement Benefits Plan
	2022	2021	2022	2021
Net actuarial loss (gain)	$2,449	$14,930	$(495)	$(198)
Prior service benefit	(1,340)	(1,701)	—	—
Total	$1,109	$13,229	$(495)	$(198)

Table 13.4 - Net Periodic Benefit Cost and Other Amounts Recognized in Accumulated Other Comprehensive Income (in thousands)

	For the Years Ended December 31,
	Defined Benefit Retirement Plan			Postretirement Benefits Plan
	2022	2021	2020	2022	2021	2020
Net Periodic Benefit Cost
Service cost	$537	$899	$1,129	$4	$7	$9
Interest cost	1,206	1,171	1,324	105	115	141
Amortization of prior service benefit	(361)	(181)	—	—	—	—
Amortization of net loss	1,670	2,747	2,288	—	54	—
Net periodic benefit cost	$3,052	$4,636	$4,741	$109	$176	$150
Other Changes in Benefit Obligations Recognized in Other Comprehensive Income
Net loss (gain)	$(10,811)	$(1,224)	$4,749	$(297)	$(946)	$478
Prior service benefit	—	(1,882)	—	—	—	—
Amortization of net loss	(1,670)	(2,747)	(2,288)	—	(54)	—
Amortization of prior service benefit	361	181	—	—	—	—
Total recognized in other comprehensive income	(12,120)	(5,672)	2,461	(297)	(1,000)	478
Total recognized in net periodic benefit cost and other comprehensive income	$(9,068)	$(1,036)	$7,202	$(188)	$(824)	$628

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

Table 13.5 - Benefit Obligation Key Assumptions

	Defined Benefit Retirement Plan		Postretirement Benefits Plan
	2022	2021	2022	2021
Discount rate	4.96%	2.64%	4.99%	2.69%
Salary increases	5.00%	5.00%	N/A	N/A

Table 13.6 presents the key assumptions used for the actuarial calculations to determine net periodic benefit cost for the Defined Benefit Retirement Plan and Postretirement Benefit Plan.

Table 13.6 - Net Periodic Benefit Cost Key Assumptions

	Defined Benefit Retirement Plan			Postretirement Benefits Plan
	2022	2021	2020	2022	2021	2020
Discount rate (1)	2.64%	2.26/2.61%	3.06%	2.69%	2.33%	3.12%
Salary increases	5.00%	5.00%	5.00%	N/A	N/A	N/A
(1)    For the Defined Benefit Retirement Plan in 2021, a rate of 2.26% was used for the first six months of 2021 while a rate of 2.61% was used for the second six months of 2021 resulting from an interim actuarial valuation at June 30, 2021, due to the Defined Benefit Retirement Plan amendment.

Table 13.7 - Postretirement Benefits Plan Assumed Health Care Cost Trend Rates

	2022	2021
Assumed for next year	6.50%	6.50%
Ultimate rate	5.00%	5.00%
Year that ultimate rate is reached	2024	2024

The discount rates for the disclosures as of December 31, 2022 were determined by using a discounted cash flow approach, which incorporates the timing of each expected future benefit payment. Estimated future benefit payments are based on each plan's census data, benefit formulas and provisions, and valuation assumptions reflecting the probability of decrement and survival. The present value of the future benefit payments is determined by using weighted average duration based interest rate yields from a variety of highly rated relevant corporate bond indices as of December 31, 2022, and solving for the single discount rate that produces the same present value.

Table 13.8 presents the estimated future benefits payments reflecting expected future services for the years ended after December 31, 2022.

Table 13.8 - Estimated Future Benefit Payments (in thousands)

Years	Defined Benefit Retirement Plan	Postretirement Benefit Plan
2023	$1,762	$282
2024	1,803	281
2025	1,967	276
2026	2,092	275
2027	2,474	259
2028 - 2032	12,726	1,300

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

The following tables set forth the FHLB's financial performance by operating segment for the years ended December 31.

Table 14.1 - Financial Performance by Operating Segment (in thousands)

	For the Years Ended December 31,
	Traditional Member Finance	MPP	Total
2022
Net interest income (loss)	$421,251	$66,183	$487,434
Non-interest income (loss)	(102,696)	(571)	(103,267)
Non-interest expense	93,046	10,512	103,558
Income (loss) before assessments	225,509	55,100	280,609
Affordable Housing Program assessments	23,103	5,510	28,613
Net income (loss)	$202,406	$49,590	$251,996
2021
Net interest income (loss)	$317,432	$(40,872)	$276,560
Non-interest income (loss)	(141,250)	2,978	(138,272)
Non-interest expense	81,363	10,226	91,589
Income (loss) before assessments	94,819	(48,120)	46,699
Affordable Housing Program assessments	9,520	(4,812)	4,708
Net income (loss)	$85,299	$(43,308)	$41,991
2020
Net interest income (loss)	$385,127	$21,403	$406,530
Non-interest income (loss)	(58,701)	51,633	(7,068)
Non-interest expense	80,569	11,704	92,273
Income (loss) before assessments	245,857	61,332	307,189
Affordable Housing Program assessments	24,693	6,133	30,826
Net income (loss)	$221,164	$55,199	$276,363

Table 14.2 - Asset Balances by Operating Segment (in thousands)

	Assets
	Traditional Member Finance	MPP	Total
December 31, 2022	$99,649,867	$8,959,637	$108,609,504
December 31, 2021	50,086,904	10,530,681	60,617,585

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

The FHLB reviews the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain financial assets or liabilities. The FHLB did not have any transfers of assets or liabilities into or out of Level 3 of the fair value hierarchy during the years ended December 31, 2022 or 2021.

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

Table 15.1 - Fair Value Summary (in thousands)

	December 31, 2022
		Fair Value
Financial Instruments	Carrying Value (1)	Total	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral (2)
Assets:
Cash and due from banks	$19,604	$19,604	$19,604	$—	$—	$—
Interest-bearing deposits	1,770,194	1,770,194	—	1,770,194	—	—
Securities purchased under agreements to resell	519,540	519,545	—	519,545	—	—
Federal funds sold	5,399,000	5,399,000	—	5,399,000	—	—
Trading securities	1,979,816	1,979,816	—	1,979,816	—	—
Available-for-sale securities	8,631,765	8,631,765	—	8,631,765	—	—
Held-to-maturity securities	15,304,359	14,983,043	—	14,983,043	—	—
Advances (3)	67,019,555	66,907,691	—	66,907,691	—	—
Mortgage loans held for portfolio	7,162,509	6,272,030	—	6,259,805	12,225	—
Accrued interest receivable	283,132	283,132	—	283,132	—	—
Derivative assets	490,560	490,560	—	50,792	—	439,768
Liabilities:
Deposits	1,039,427	1,038,580	—	1,038,580	—	—
Consolidated Obligations:
Discount Notes (4)	40,691,180	40,680,714	—	40,680,714	—	—
Bonds (5)	59,667,745	58,698,959	—	58,698,959	—	—
Mandatorily redeemable capital stock	17,453	17,453	17,453	—	—	—
Accrued interest payable	290,194	290,194	—	290,194	—	—
Derivative liabilities	460	460	—	88,045	—	(87,585)
(1)For certain financial instruments, the amounts represent net carrying value, which include an allowance for credit losses.
(2)Amounts represent the application of the netting requirements that allow the FHLB to settle positive and negative positions and also cash collateral and related accrued interest held or placed by the FHLB with the same counterparty.
(3)Includes (in thousands) $4,954 of Advances recorded under the fair value option at December 31, 2022.
(4)Includes (in thousands) $21,010,746 of Consolidated Obligation Discount Notes recorded under the fair value option at December 31, 2022.
(5)Includes (in thousands) $5,469,583 of Consolidated Obligation Bonds recorded under the fair value option at December 31, 2022.

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

Derivative assets/liabilities: The FHLB's derivative assets/liabilities generally consist of interest rate swaps, interest rate swaptions, and mortgage delivery commitments.

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

Adjustments may be necessary to reflect the 11 FHLBanks' credit quality when valuing Consolidated Obligation Bonds recorded under the fair value option. Due to the joint and several liability for Consolidated Obligations, the FHLB monitors its own creditworthiness and the creditworthiness of the other FHLBanks to determine whether any credit adjustments are necessary in its fair value measurement of Consolidated Obligation Bonds. No adjustments were considered necessary at December 31, 2022 or 2021.

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

Fair Value Measurements.

Table 15.2 presents the fair value of financial assets and liabilities that are recorded on a recurring basis at December 31, 2022 by level within the fair value hierarchy.

Table 15.2 - Fair Value Measurements (in thousands)

	Fair Value Measurements at December 31, 2022
	Total	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral (1)
Recurring fair value measurements - Assets
Trading securities:
U.S. Treasury obligations	$491,464	$—	$491,464	$—	$—
GSE obligations	1,488,235	—	1,488,235	—	—
U.S. obligation single-family MBS	117	—	117	—	—
Total trading securities	1,979,816	—	1,979,816	—	—
Available-for-sale securities:
U.S. Treasury obligations	7,194,271	—	7,194,271	—	—
GSE obligations	118,082	—	118,082	—	—
GSE multi-family MBS	1,319,412	—	1,319,412	—	—
Total available-for-sale securities	8,631,765	—	8,631,765	—	—
Advances	4,954	—	4,954	—	—
Derivative assets:
Interest rate related	490,548	—	50,780	—	439,768
Mortgage delivery commitments	12	—	12	—	—
Total derivative assets	490,560	—	50,792	—	439,768
Total assets at fair value	$11,107,095	$—	$10,667,327	$—	$439,768

Recurring fair value measurements - Liabilities
Consolidated Obligations:
Discount Notes	$21,010,746	$—	$21,010,746	$—	$—
Bonds	5,469,583	—	5,469,583	—	—
Total Consolidated Obligations	26,480,329	—	26,480,329	—	—
Derivative liabilities:
Interest rate related	372	—	87,957	—	(87,585)
Mortgage delivery commitments	88	—	88	—	—
Total derivative liabilities	460	—	88,045	—	(87,585)
Total liabilities at fair value	$26,480,789	$—	$26,568,374	$—	$(87,585)
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

Table 15.3 presents net gains (losses) recognized in earnings related to financial assets and liabilities in which the fair value option was elected during the years ended December 31, 2022 and 2021 and 2020.

Table 15.3 – Fair Value Option - Financial Assets and Liabilities (in thousands)

	For the Years Ended December 31,
Net Gains (Losses) from Changes in Fair Value Recognized in Earnings	2022	2021	2020
Advances	$674	$(1,397)	$439
Consolidated Discount Notes	4,884	1,336	1,060
Consolidated Bonds	69,154	10,196	(8,792)
Total net gains (losses)	$74,712	$10,135	$(7,293)

For instruments recorded under the fair value option, the related contractual interest income, contractual interest expense and the discount amortization on Discount Notes are recorded as part of net interest income on the Statements of Income. The remaining changes in fair value for instruments in which the fair value option has been elected are recorded as “Net gains (losses) on financial instruments held under fair value option” in the Statements of Income, except for changes in fair value related to instrument specific credit risk, which are recorded in accumulated other comprehensive income in the Statement of Condition. The FHLB has determined that none of the remaining changes in fair value were related to instrument-specific credit risk for the years ended December 31, 2022 or 2021. In determining that there has been no change in instrument-specific credit risk period to period, the FHLB primarily considered the following factors:

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

Table 15.4 – Aggregate Unpaid Balance and Aggregate Fair Value (in thousands)

	December 31, 2022			December 31, 2021
	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Aggregate Fair Value Over/(Under) Aggregate Unpaid Principal Balance	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Aggregate Fair Value Over/(Under) Aggregate Unpaid Principal Balance
Advances	$5,000	$4,954	$(46)	$26,500	$25,805	$(695)
Consolidated Discount Notes	21,182,801	21,010,746	(172,055)	10,426,400	10,420,974	(5,426)
Consolidated Bonds	5,513,500	5,469,583	(43,917)	7,175,000	7,175,060	60

Note 16 - Commitments and Contingencies

Off-Balance Sheet Commitments. Table 16.1 represents off-balance sheet commitments at December 31, 2022 and 2021. The FHLB has deemed it unnecessary to record any liabilities for credit losses on these commitments at December 31, 2022 and 2021.

Table 16.1 - Off-Balance Sheet Commitments (in thousands)

	December 31, 2022			December 31, 2021
Notional Amount	Expire within one year	Expire after one year	Total	Expire within one year	Expire after one year	Total
Letters of Credit	$41,122,833	$222,439	$41,345,272	$34,281,457	$355,646	$34,637,103
Commitments for standby bond purchases	11,015	—	11,015	14,035	12,885	26,920
Commitments to purchase mortgage loans	14,291	—	14,291	249,581	—	249,581
Unsettled Consolidated Bonds, principal amount (1)	3,000,000	—	3,000,000	—	—	—
Unsettled Consolidated Discount Notes, principal amount (1)	182,205	—	182,205	—	—	—
(1)Expiration is based on settlement period rather than underlying contractual maturity of Consolidated Obligations.

Letters of Credit: The FHLB issues Letters of Credit on behalf of its members to support certain obligations of the members (or member's customer) to third-party beneficiaries. Letters of Credit may be offered to assist members and non-member housing associates in facilitating residential housing finance, community lending, and asset-liability management, and to provide liquidity. In particular, members often use Letters of Credit as collateral for deposits from federal and state government agencies. Letters of Credit are executed for members for a fee. If the FHLB is required to make payment for a beneficiary's draw, the member either reimburses the FHLB for the amount drawn or, subject to the FHLB's discretion, the amount drawn may be converted into a collateralized Advance to the member. However, Letters of Credit usually expire without being drawn upon. Letters of Credit issued by the FHLB expire no later than 2034. The carrying value of guarantees related to Letters of Credit are recorded in other liabilities and were (in thousands) $9,691 and $8,751 at December 31, 2022 and 2021.

The FHLB monitors the creditworthiness of its members that have Letters of Credit. In addition, Letters of Credit are subject to the same collateralization and borrowing limits that apply to Advances and are fully collateralized at the time of issuance.

Standby Bond Purchase Agreements: The FHLB has executed standby bond purchase agreements with one state housing authority whereby the FHLB, for a fee, agrees as a liquidity provider if required, to purchase and hold the authority's bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bonds according to a schedule established by the standby agreement. Each standby agreement dictates the specific terms that would require the FHLB to purchase the bonds and typically allows the FHLB to terminate the agreement upon the occurrence of a default event of the issuer. The bond purchase commitments entered into by the FHLB expire no later than 2023, although some are renewable at the option of the FHLB. During 2022 and 2021, the FHLB was not required to purchase any bonds under these agreements.

Commitments to Purchase Mortgage Loans: The FHLB enters into commitments that unconditionally obligate the FHLB to purchase mortgage loans. Commitments are generally for periods not to exceed 90 days. The delivery commitments are recorded as derivatives at their fair values.

Consolidated Obligations: As previously described, Consolidated Obligations are backed only by the financial resources of the FHLBanks. The joint and several liability Finance Agency regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal and interest on Consolidated Obligations for which another FHLBank is the primary obligor. No FHLBank has ever been asked or required to repay the principal or interest on any Consolidated Obligation on behalf of another FHLBank, and as of December 31, 2022, and through the filing date of this report, the FHLB does not believe that it is probable that it will be asked to do so.

The FHLB determined that it was not necessary to recognize a liability for the fair values of its joint and several obligation related to other FHLBanks' Consolidated Obligations at December 31, 2022, 2021, or 2020. The joint and several obligations are mandated by Finance Agency regulations and are not the result of arms-length transactions among the FHLBanks. The FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several obligation.

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

Note 17 - Transactions with Other FHLBanks

The FHLB notes all transactions with other FHLBanks on the face of its financial statements. Occasionally, the FHLB loans short-term funds to and borrows short-term funds from other FHLBanks. These loans and borrowings are transacted at then current market rates when traded. There were no such loans or borrowings outstanding at December 31, 2022, 2021 or 2020. The following table details the average daily balance of lending and borrowing between the FHLB and other FHLBanks for the years ended December 31.

Table 17.1 - Lending and Borrowing Between the FHLB and Other FHLBanks (in thousands)

	Average Daily Balances for the Years Ended December 31,
	2022	2021	2020
Loans to other FHLBanks	$24,797	$—	$4,918
Borrowings from other FHLBanks	27	137	137

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

There were no Consolidated Obligations transferred to the FHLB during the years ended December 31, 2022, 2021 or 2020. The FHLB had no Consolidated Obligations transferred to other FHLBanks during these periods.

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

For financial statement purposes, the FHLB defines related parties as those members with more than 10 percent of the voting interests of the FHLB capital stock outstanding. Federal statute prescribes the voting rights of members in the election of both Member and Independent directors. For Member directorships, the Finance Agency designates the number of Member directorships in a given year and an eligible voting member may vote only for candidates seeking election in its respective state. For Independent directors, the FHLB's Board of Directors nominates candidates to be placed on the ballot in an at-large election. For both Member and Independent director elections, a member is entitled to vote one share of required capital stock, subject to a statutory limitation, for each applicable directorship. Under this limitation, the total number of votes that a member may cast is limited to the average number of shares of the FHLB's capital stock that were required to be held by all members in that state as of the record date for voting. Nonmember stockholders are not eligible to vote in director elections. Due to these statutory limitations, no member owned more than 10 percent of the voting interests of the FHLB at December 31, 2022 or 2021.

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

Transactions with Directors' Financial Institutions. In the ordinary course of its business, the FHLB provides products and services to members whose officers or directors serve as directors of the FHLB (Directors' Financial Institutions). Finance Agency regulations require that transactions with Directors' Financial Institutions be made on the same terms as those with any other member. The following table reflects balances with Directors' Financial Institutions for the items indicated below. The FHLB had no MBS or derivatives transactions with Directors' Financial Institutions at December 31, 2022 or 2021.

Table 18.1 - Transactions with Directors' Financial Institutions (dollars in millions)

	December 31, 2022		December 31, 2021
	Balance	% of Total (1)	Balance	% of Total (1)
Advances	$22,009	32.6%	$6,131	26.7%
MPP	56	0.8	166	2.2
Regulatory capital stock	1,501	29.0	393	15.7
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

Table 18.2 - Stockholders Holding Five Percent or more of Regulatory Capital Stock (dollars in millions)

	Regulatory Capital Stock		Advance	MPP Unpaid
December 31, 2022	Balance	% of Total	Principal	Principal Balance
U.S. Bank, N.A.	$1,293	25%	$19,000	$8
Keybank, N.A.	670	13	11,344	—
Fifth Third Bank	381	7	4,301	—
The Huntington National Bank	303	6	1,702	348

	Regulatory Capital Stock		Advance	MPP Unpaid
December 31, 2021	Balance	% of Total	Principal	Principal Balance
U.S. Bank, N.A.	$186	7%	$3,272	$10
Third Federal Savings & Loan Association	163	6	3,179	29
Protective Life Insurance Company	143	6	2,800	—
Nationwide Life Insurance Company	143	6	2,702	—

Nonmember Affiliates. The FHLB has relationships with three nonmember affiliates, the Kentucky Housing Corporation, the Ohio Housing Finance Agency and the Tennessee Housing Development Agency. The FHLB had no investments in or borrowings to any of these nonmember affiliates at December 31, 2022 or 2021. The FHLB executed standby bond purchase agreements with the Ohio Housing Finance Agency whereby the FHLB, for a fee, agrees as a liquidity provider if required, to purchase and hold the authority's bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bond according to a schedule established by the standby agreement. For the years ended December 31, 2022 and 2021, the FHLB was not required to purchase any bonds under these agreements.

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

Item 9A.    Controls and Procedures.

DISCLOSURE CONTROLS AND PROCEDURES

As of December 31, 2022, the FHLB's management, including its principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, these two officers each concluded that, as of December 31, 2022, the FHLB maintained effective disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that it files under the Exchange Act is (1) accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC).

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

The FHLB's management assessed the effectiveness of the FHLB's internal control over financial reporting as of December 31, 2022. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on its assessment, management of the FHLB determined that, as of December 31, 2022, the FHLB's internal control over financial reporting was effective based on those criteria.

The effectiveness of the FHLB's internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP (PwC), an independent registered public accounting firm, as stated in their report which is included in Item 8. Financial Statements and Supplementary Data.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the FHLB's internal control over financial reporting that occurred during the fourth quarter ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, the FHLB's internal control over financial reporting.

Item 9B.    Other Information.

Not applicable.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

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

DIRECTORS

The following table sets forth certain information (ages as of March 1, 2023) regarding each of our current directors.

Name	Age	Director Since	Expiration of Term as a Director	Independent or Member (State)
J. Lynn Anderson, Chair	59	2017 (1)	12/31/24	Independent (OH)
J. Wade Berry	53	2022	12/31/25	Member (KY)
Brady T. Burt	50	2017	12/31/24	Member (OH)
Greg W. Caudill	64	2014	12/31/25	Member (KY)
Kristin H. Darby	48	2021	12/31/24	Independent (TN)
Lewis Diaz (2)	44	2022	12/31/23	Independent (KY)
Roy Molitor Ford, Jr.	57	2023	12/31/26	Member (TN)
Danny J. Herron	65	2022	12/31/25	Independent (TN)
Robert T. Lameier	70	2016	12/31/23	Member (OH)
Donald J. Mullineaux	77	2010	12/31/23	Independent (KY)
Michael P. Pell	59	2019	12/31/26	Member (OH)
Kathleen A. Rogers	57	2020	12/31/25	Member (OH)
Leslie Scott Spivey	65	2022	12/31/26	Independent (OH)
Nancy E. Uridil	71	2015	12/31/26	Independent (OH)
James J. Vance, Vice Chair	61	2017	12/31/24	Member (OH)
Jonathan D. Welty	53	2020	12/31/23	Member (OH)
H. McCall Wilson, Jr.	57	2023	12/31/26	Member (TN)
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

Mr. Ford has been the Chairman of Commercial Bank and Trust Company, Memphis, Tennessee, since May 2019 and the Chief Executive Officer of Commercial Bank and Trust Company since 1998.

Mr. Lameier has been a director of Miami Savings Bank, Miamitown, Ohio since 1993. He also served as the Chief Executive Officer of Miami Savings Bank from 1993 to December 2022 as well as President from 1993 to February 2022.

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

Mr. Wilson has been the President and Chief Executive Officer of The Bank of Fayette County, Collierville, Tennessee since June 2001.

Independent Directors

Finance Agency regulations also govern the eligibility requirements of our Independent directors. Each Independent director, and each nominee to an Independent directorship, must be a U.S. citizen and bona fide resident of our District. At least two of our Independent directors must be designated by our Board as public interest directors. Public interest Independent directors must have more than four years' experience representing consumer or community interest in banking services, credit needs, housing, or consumer financial protections. All other Independent directors must have knowledge of or experience in one or more of the following areas: auditing and accounting; derivatives; financial management; organizational management; project development; risk management practices; and the law. Our Board of Directors nominates candidates for Independent directorships. Directors, officers, employees, attorneys, or agents of the FHLB are permitted to support directly or indirectly the nomination or election of a particular individual for an Independent directorship.

Ms. Anderson served as the President of Nationwide Bank from November 2009 to March 2016. Prior to retiring, she served as the Senior Vice President-Member Solutions Integration for Nationwide Mutual Insurance Company from March 2016 to December 2016. Ms. Anderson is a Certified Public Accountant and Certified Internal Auditor. She served over 10 years on the board of National Church Residences, which is the nation's largest not-for-profit provider of affordable senior housing with over 400 communities serviced. Ms. Anderson is a member of Women Corporate Directors and Women for Economic Leadership Development. Ms. Anderson's leadership positions within the banking and insurance industries contribute skills to the Board in the areas of auditing and accounting, operations and corporate governance. In addition, her not-for-profit housing experience provides public interest viewpoints that connect to the FHLB's mission.

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

Mr. Herron has been the President and Chief Executive Officer of Habitat for Humanity of Greater Nashville since 2010. Previously, he was the President and Chief Executive Officer of Cumberland Bank, Franklin, Tennessee from 1993 to 2007. He has also served as a member of the FHLB’s Advisory Council from 2014 to 2021 and was Council Chair from 2019 to 2020. Mr. Herron’s years of experience in non-profit housing development and community banking brings insight to the Board that contributes to the FHLB’s vision of helping members achieve business success and enhance communities.

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

Mr. Spivey is retired from First Student, Inc., where he served as the Senior Vice President, Chief Financial Officer from January 2015 to October 2022. Mr. Spivey also served as the Senior Vice President of Finance of CHEP Global Pallets from 2013 to 2014 and as Senior Vice President, Chief Financial Officer of CHEP Americas from 2008 to 2013. Mr. Spivey has extensive experience in financial operations across multiple industries ranging from transportation and logistics to telecommunications and packaged goods. Mr. Spivey contributes private sector strategic financial leadership and diversity of perspective to the Board.

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

EXECUTIVE OFFICERS

The following table sets forth certain information (ages as of March 1, 2023) regarding our executive officers.

Name	Age	Position	Employee of the FHLB Since
Andrew S. Howell	61	President and Chief Executive Officer	1989
Stephen J. Sponaugle	60	Executive Vice President, Chief Financial Officer	1992
Roger B. Batsel	51	Executive Vice President, Chief Operating Officer	2014
Damon v. Allen	52	Senior Vice President, Chief Marketing and Community Investment Officer	1999
J. Christopher Bates	47	Senior Vice President, Chief Accounting Officer	2005
James C. Frondorf	45	Senior Vice President, Chief Credit Officer	2001
Tami L. Hendrickson	62	Senior Vice President, Treasurer	2006
Bridget C. Hoffman	46	Senior Vice President, General Counsel	2018
Amy L. Konow	48	Senior Vice President, Chief Audit Executive	2020
Karla M. Russo	54	Senior Vice President, Chief Human Resources and Inclusion Officer	2014
Daniel A. Tully	45	Senior Vice President, Chief Risk and Compliance Officer	2006

Mr. Howell became the President and Chief Executive Officer in June 2012. Previously, he served as the Executive Vice President, Chief Operating Officer since January 2008. His career with the FHLB also included multiple years in the roles of Senior Vice President, Chief Credit Officer and Executive Vice President, Chief Business Officer.

Mr. Sponaugle became the Executive Vice President, Chief Financial Officer in January 2018. Previously, he served as the Executive Vice President, Chief Risk and Compliance Officer since January 2017.

Mr. Batsel became the Executive Vice President, Chief Operating Officer in January 2020. Previously, he served as the FHLB's Senior Vice President, Chief Information and Operations Officer since July 2018. Prior to that, Mr. Batsel served as the FHLB's Senior Vice President, Chief Information Officer since January 2014.

Mr. Allen became the Senior Vice President, Chief Marketing and Community Investment Officer in January 2023. Previously, he served as the FHLB's Senior Vice President, Housing and Community Investment Officer since January 2012.

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

Mr. Tully became the Senior Vice President, Chief Risk and Compliance Officer in April 2020. Previously, he served as the Senior Vice President, Assistant Chief Risk and Compliance Officer since January 2020. Prior to that, he served as the FHLB's First Vice President, Assistant Chief Risk and Compliance Officer since July 2018. Mr. Tully also served as the FHLB's First Vice President, Financial and Market Risk Analysis since January 2018.

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

Item 11.     Executive Compensation.

2022 COMPENSATION DISCUSSION AND ANALYSIS

The following provides discussion and analysis regarding our compensation program for executive officers for 2022, and in particular our Named Executive Officers. Named Executive Officers for 2022 were: Andrew S. Howell, President and Chief Executive Officer (CEO); Stephen J. Sponaugle, Executive Vice President, Chief Financial Officer; Roger B. Batsel, Executive Vice President, Chief Operating Officer; Bridget C. Hoffman, Senior Vice President, General Counsel and Tami L. Hendrickson, Senior Vice President, Treasurer.

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

Finance Agency Oversight - Executive Compensation

The Director of the Finance Agency is required by regulation to prohibit an FHLBank from paying compensation to its executive officers that is not reasonable and comparable to that paid for employment in similar businesses involving similar duties and responsibilities. Finance Agency rules direct the FHLBanks to provide all compensation actions affecting their Named Executive Officers to the Finance Agency for review. Accordingly, following our Board's approval, we submitted the 2023 base salaries as well as incentive payments earned for 2022 for the Named Executive Officers to the Finance Agency. At this time, we do not expect the regulatory requirements to have a material impact on our executive compensation programs.

Use of Comparative Compensation Data

The compensation program aims to provide a market competitive compensation package when recruiting and retaining highly talented executives seeking stable, long-term employment. To this end, we gather compensation data from a wide variety of sources, including broad-based national and regional surveys, information on compensation programs at other FHLBanks, and formal and informal interactions with our compensation consultant. Our consultant, McLagan (an Aon company), is a nationally recognized compensation consulting firm specializing in the financial services industry. We also participate in multiple surveys including the annual McLagan Federal Home Loan Bank Custom Survey and the annual Federal Home Loan Bank System Key Position Compensation Survey. Both surveys contain executive and non-executive compensation information for various key positions across all FHLBanks. When determining the compensation program, the Committee and the CEO use compensation data collected from these sources to inform themselves regarding trends in compensation practices and as a comparison check against general market data (market check).

In setting 2022 and 2023 compensation, we primarily relied upon information from the McLagan Custom Survey. It encompasses information relating to the prior year's compensation from mortgage banks, commercial financial institutions that typically have assets of less than $20 billion, and other FHLBanks. However, we believe the positions at other FHLBanks generally are more directly comparable to ours given the unique nature of the FHLBank System. The FHLBanks share the same public policy mission, interact routinely with each other, and share a common regulator and regulatory constraints, including the need for Finance Agency review of all compensation actions affecting executive officers. However, there are significant differences across the FHLBank System, including the sizes of the various FHLBanks, the complexity of their operations, their organizational and cost structures and the types of compensation packages offered. Thus, we do not and, as a practical matter could not, calculate compensation packages for our Named Executive Officers based solely on comparisons to the other FHLBanks.

Compensation Program Approach

The Committee utilizes a balanced approach for delivering base salary, short-term incentive and deferred pay with our compensation program. The annual (short-term) incentive compensation component rewards all officers and staff for the achievement of the annual strategic business goals. The deferred compensation component is payable to certain officers, including the Named Executive Officers, after a three-year deferral period if the value of our members' capital stock is maintained above a minimum threshold over the period. The Committee has not established or assigned specific percentages to each element of the compensation program. Instead, the Committee strives to create a program that generally delivers a total compensation opportunity, i.e., base salary, annual and deferred incentive compensation and other benefits (including a retirement plan), to each executive officer that, when target performance goals are met, is at or near the median of the other FHLBanks and is generally consistent with the market check. However, individual elements of compensation as well as total compensation for individual executives may vary from the median due to an executive's tenure, experience and responsibilities.

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

Elements of Total Compensation Program

The following table summarizes all compensation to our Named Executive Officers for the years ended December 31, 2022, 2021 and 2020. Discussion of each component follows the table.
Summary Compensation Table

Name and Principal Position	Year	Salary(1)	Non-Equity Incentive Plan Compensation(2)	Change in Pension Value & Non-Qualified Deferred Compensation Earnings(3)	All Other Compensation(4)	Total
Andrew S. Howell	2022	$1,026,923	$841,215	$—	$69,456	$1,937,594
President and CEO	2021	948,462	779,309	964,000	36,993	2,728,764
	2020	947,115	785,578	3,225,000	36,097	4,993,790

Stephen J. Sponaugle	2022	457,866	315,948	—	48,800	822,614
Executive Vice President-	2021	451,969	292,092	428,000	17,400	1,189,461
Chief Financial Officer	2020	442,475	292,190	1,435,000	17,100	2,186,765

Roger B. Batsel	2022	384,000	253,694	—	18,300	655,994
Executive Vice President-	2021	373,000	228,101	80,000	17,400	698,501
Chief Operating Officer	2020	368,000	230,116	131,000	17,100	746,216

Bridget C. Hoffman (5)	2022	384,352	237,442	—	13,725	635,519
Senior Vice President-	2021	374,783	175,953	55,000	9,351	615,087
General Counsel

Tami L. Hendrickson (6)	2022	352,769	205,422	—	18,300	576,491
Senior Vice President-
Treasurer	2020	322,500	182,224	254,000	10,224	768,948
(1)Includes excess accrued vacation benefits automatically paid in accordance with established policy (applicable to all employees), which for 2022 were as follows: Mr. Howell, $96,923; Mr. Sponaugle, $19,866; Ms. Hoffman, $6,352 and Ms. Hendrickson, $22,769.
(2)Amounts shown for 2022 reflect total payments pursuant to the current portion of the 2022 Incentive Plan and the deferred portion of the 2019 Incentive Plan (2020 - 2022 performance period), as follows.

Name	2022 Incentive Plan (current incentive)	2019 Incentive Plan (three-year deferred incentive)	Total
Andrew S. Howell	$420,909	$420,306	$841,215
Stephen J. Sponaugle	158,586	157,362	315,948
Roger B. Batsel	139,035	114,659	253,694
Bridget C. Hoffman	119,756	117,686	237,442
Tami L. Hendrickson	104,549	100,873	205,422
(3)    Represents change in the actuarial present value of accumulated pension benefits only, which is primarily dependent on changes in interest rates, years of benefit service and salary. Decreases in pension values are reported in the table as $0. For 2022, the change in pension value decreased as follows: Mr. Howell, $4,409,000; Mr. Sponaugle, $1,701,000; Mr. Batsel, $91,000; Ms. Hoffman, $35,000; and Ms. Hendrickson, $93,000. See "Retirement Benefits" and "2022 Pension Benefits" for additional information.
(4)    Amounts represent matching contributions to the qualified defined contribution pension plan in 2022. For Mr. Howell and Mr. Sponaugle, 2022 also includes a transitional service credit in the form of an annual contribution to their Defined Contribution account. Additionally, for Mr. Howell, 2022 includes perquisites totaling $20,656, which consisted of personal use of an FHLB-owned vehicle, premiums for an Executive long-term disability plan, guest travel expenses and an airline program membership. The value of perquisites are based on the actual cash cost.
(5)    Ms. Hoffman's 2020 compensation amount is not included as she was not a Named Executive Officer in that year.
(6)    Ms. Hendrickson's 2021 compensation amount is not included as she was not a Named Executive Officer in that year.

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

Each of the current Named Executive Officers received a base salary increase at the beginning of 2022. For each of the current Named Executive Officers other than the CEO, total salary increases, including merit, market, and promotional adjustments, ranged from 2.82 percent to 3.13 percent. These increases were based on the CEO's recommendation for each executive, which took into consideration market data, and expected business trends. For Mr. Howell, directors provided feedback to the Chair, and the Committee recommended, and the Board subsequently approved a salary increase of 3.33 percent. In recommending and approving Mr. Howell's 2022 increase, the Committee and Board took into consideration competitive market analysis and the Committees' appraisals of his performance during the year.

In October 2022, the Committee recommended and the Board approved a 6.44 percent salary increase pool for 2023 for all employees, comprised of 4.50 percent for merit increases and 1.94 percent for market and promotional adjustments. Using the same process as described above and considering the current labor market environment and the recent total rewards analysis, in November 2022, the Committee recommended, and the Board approved, the following 2023 base salaries and percent increases for the Named Executive Officers: Mr. Howell, $995,000 (6.99 percent); Mr. Sponaugle, $468,000 (6.85 percent); Mr. Batsel, $414,000 (7.81 percent); Ms. Hoffman, $409,000 (8.20 percent); and Ms. Hendrickson, $360,000 (9.09 percent). In January 2023, we were informed that the Finance Agency had completed its review and did not object to the Board-approved compensation actions affecting the Named Executive Officers in 2023.

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

The total incentive award opportunities for the 2022 plan year stated as a percentage of base salary were as follows:

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

Fifty percent of the total opportunity for the Incentive Plan is awarded in cash following the plan year (current incentive award) and 50 percent is mandatorily deferred for three years after the end of the Plan year (deferred incentive award). The deferred incentive awards earned from 2020 - 2022 were based on the safety and soundness metric, which is tied to our market capitalization ratio defined as the market value of total capital divided by the par value of capital stock. The market capitalization ratio is measured as the simple average at 36 month ends in the three-year performance period using the base-case interest rate and business environment used in reports to the Board at each month end. If our market capitalization ratio is greater than 100 percent during the deferred performance period, the final value will be 100 percent of the deferred award plus interest based on the annual interest rates applicable to the qualified defined benefit plan. No payment would be made for the deferred incentive award if the market capitalization ratio, calculated as noted above, was less than 100 percent for the three-year deferral period.

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

2022 Incentive Plan. For calendar year 2022, the Board approved a total of six performance measures in the functional areas of Franchise Value Promotion, Mission Assets and Activities and Stockholder Risk/Return. The mix of financial and non-financial goals measures performance across our mission and corporate objectives and is intended to discourage unnecessary or excessive risk-taking. Because we consider risk management to be an essential component in the achievement of our mission and corporate objectives, the goals below include a separate risk-related metric.

At its January 2023 meeting, following certification of the 2022 performance results and in accordance with those results, the Board authorized the distribution to the Named Executive Officers of the current awards shown in Note 2 to the Summary Compensation Table. For the 2022 plan year, we cumulatively achieved approximately 91 percent of the available maximum incentive opportunity. This was higher than the 81 percent overall performance achieved for 2021 primarily due to exceeding the target performance level for five of the six goals in 2022.

The following table presents the incentive weights, threshold, target and maximum performance levels, and the actual results achieved for the 2022 Incentive Plan performance measures for all Named Executive Officers.

2022 Incentive Plan Performance Levels and Results

	Incentive Weight	Threshold Performance	Target Performance	Maximum Performance	Results Achieved
Franchise Value Promotion
1) Diversity and Inclusion Strategic Plan Achievement	10.0%	Pass 6 of 11 metrics	Pass 8 of 11 metrics	Pass all 11 metrics and exceed goals on 3 by 5%	7 pass and 5 exceeded by 5%
2) Strategic Initiatives	15.0	Pass 7 of 12 objectives	Pass 9 of 12 objectives	Pass all 12 objectives	Pass 11 of 12 objectives
Mission Assets and Activities
3) Mission Assets and Activities Participation	15.0	55%	70%	80%	76%
4) Core Mission Assets and Activities Ratio	20.0	70%	78%	85%	81%
Stockholder Risk/Return
5) Decline in Market Value of Equity	20.0
+200 bps		< 7%	< 6%	< 4%	(4.1)%
-100 bps		< 4%	< 3%	< 1%	1.7%
6) Profitability-Available Earnings vs. Average Overnight Rates (SOFR and Federal funds effective)	20.0	175 bps	250 bps	350 bps	417 bps

During 2022, the Board, the Committee and the CEO periodically reviewed the Incentive Plan goals presented above to determine progress toward the goals. Although the Board and the CEO discussed various external factors that were affecting achievement of the performance measures, the Board did not take any actions to revise or change the Incentive Plan goals.

2023 Incentive Plan. At its January 2023 meeting, the Board finalized and approved the 2023 Incentive Plan goals, the incentive weights and the performance measures corresponding to each Incentive Plan goal and award opportunity for the 2023 Incentive Plan. After that meeting, the 2023 Incentive Plan was sent to the Finance Agency and we subsequently received notification of the completion of their review and non-objection. The 2023 Incentive Plan goals for our executives are set forth below.

2023 Incentive Plan Goals

Franchise Value Promotion
Diversity and Inclusion Strategic Plan Achievement	Weight: 10.0%
Strategic Initiatives	Weight: 15.0%
Mission Assets and Activities
Mission Assets and Activities Participation	Weight: 15.0%
Core Mission Assets and Activities Ratio	Weight: 20.0%
Stockholder Risk/Return
Change in Market Value of Equity	Weight: 20.0%
Profitability - Available Earnings vs. Average Overnight Rates (SOFR and Federal funds effective)	Weight: 20.0%

As reflected above, the Board decided to keep all of the 2023 goals the same as those in 2022. However, some of the performance metric calculations have been adjusted. In setting the performance measures for the 2023 Incentive Plan, the Board reviewed the results against target for 2022 and considered relevant aspects of our financial outlook for 2023 including the expected interest rate environment and member demand for Advances. The Board also considered opportunities to increase mission asset participation by members and the objectives for strategic initiatives in 2023.

Three-Year Deferred Incentive Awards. During 2022, the Board, the Committee and the CEO periodically reviewed progress toward the deferred plan safety and soundness metric for each ongoing performance period. At its January 2023 meeting, following certification of the performance results for the deferred portion of the 2019 Incentive Plan (2020 - 2022 performance period) and in accordance with those results, the Board authorized the distribution of payments to eligible officers including the Named Executive Officers. Cumulatively, our market capitalization ratio was greater than 100 percent during the 2020 - 2022 performance period. As a result, the final value was 100 percent of the deferred award plus interest based on the annual interest rates applicable to the qualified defined benefit plan. The deferred payments for the 2020 - 2022 performance period are shown in Note 2 to the Summary Compensation Table.

As described above, the deferred portion of the 2022 Incentive Plan (2023 - 2025 performance period) is payable based on the result of a safety and soundness metric tied to the market capitalization ratio as defined in the 2023 Incentive Plan. If our market capitalization ratio is greater than 100 percent during the 2023 - 2025 performance period, the final value will be 100 percent of the deferred award plus interest based on the annual interest rates applicable to the qualified defined benefit plan.

Non-Equity Incentive Plan Compensation Grants
The following table provides information on grants made under our Incentive Plan.

Grants of Plan-Based Awards

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards
Name	Grant Date (1)	Threshold	Target	Maximum
Andrew S. Howell	November 17, 2022	$497,500	$746,250	$995,000
Stephen J. Sponaugle	November 17, 2022	187,200	280,800	374,400
Roger B. Batsel	November 17, 2022	165,600	248,400	331,200
Bridget C. Hoffman	November 17, 2022	143,150	214,725	286,300
Tami L. Hendrickson	November 17, 2022	126,000	189,000	252,000
(1)Awards granted on this date are for the 2023 Incentive Plan.

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

Retirement Benefits
We maintain a comprehensive retirement program for executive officers comprised of two qualified retirement plans (a defined benefit plan and a defined contribution plan) and a non-qualified pension plan. For our qualified plans, we participate in the Pentegra Defined Benefit Plan for Financial Institutions and a Defined Contribution Plan administered by Fidelity. The non-qualified plan, the Benefit Equalization Plan (BEP), restores benefits that eligible highly compensated employees would have received were it not for Internal Revenue Service limitations on benefits from the defined benefit plan. Benefits under the BEP vest and are payable according to the corresponding provisions of the qualified plan.

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

Prior to July 1, 2021, the benefit formula for employees hired before January 1, 2006, which includes Messrs. Howell and Sponaugle, was 2.50 percent for each year of benefit service multiplied by the highest three-year average compensation. Compensation was defined as base salary, excess accrued vacation benefits and annual incentive compensation, and excludes any deferred incentive payments. In the event of retirement prior to attainment of age 65, a reduced pension benefit was payable under the plan, with payments commencing as early as age 45.

For employees who were hired after January 1, 2006, which includes Mr. Batsel and Mses. Hoffman and Hendrickson, the benefit formula was 1.25 percent for each year of benefit service multiplied by the highest five-year average compensation. Compensation is defined as base salary, excess accrued vacation benefits (if applicable) and annual incentive compensation, and excludes any deferred incentive payments. In addition, the plan provided for a reduced pension benefit in the event of retirement prior to attainment of age 65 with payment commencing as early as age 55 if the participant had 10 years or more of service.

Effective July 1, 2021, the Pentegra DB plan design that applies to future benefits for all employees was adjusted. The revised benefit formula is 1.25 percent for each year of benefit service multiplied by the highest five-year average compensation. The plan maintains the reduced benefit for those retiring before age 65 and extends early retirement eligibility for all employees to as early as age 45 with 10 years of service. To offset future benefit losses, employees hired prior to January 1, 2006 will receive a transitional service credit beginning in 2022 and concluding in 2026 in the form of an annual contribution to their Defined Contribution account. The annual contribution is equal to 10 percent of their eligible pension income up to the IRS maximum. Employees must be employed for the full plan year to receive the transition contribution for that year.

Lastly, the Pentegra DB plan provides certain actuarially equivalent forms of benefit payments other than a single life annuity, including a limited lump sum distribution option, which is available only for those benefits accrued prior to January 1, 2006.

Non-Qualified Defined Benefit Pension Plan. Executive officers and other employees whose pay or pension benefit exceeds IRS pension limitations are eligible to participate in the Defined Benefit component of the Benefit Equalization Plan (DB/BEP), an unfunded, non-qualified pension plan that mirrors the Pentegra DB plan in all material respects. In determining whether a restoration of retirement benefits is due an eligible employee, the DB/BEP utilizes the identical benefit formula applicable to the Pentegra DB plan. In the event that the benefits payable from the Pentegra DB plan have been reduced or otherwise limited, the executive's lost benefits are payable under the terms of the DB/BEP. Because the DB/BEP is a non-qualified plan, the benefits received from this plan do not receive the same tax treatment and funding protection associated with the qualified plan.

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

2022 Pension Benefits

Name	Plan Name	Number of Years Credited Service (1)	Present Value (2) of Accumulated Benefits
Andrew S. Howell	Pentegra DB	32.50	$2,697,000
	DB/BEP	32.50	10,620,000

Stephen J. Sponaugle	Pentegra DB	29.33	2,382,000
	DB/BEP	29.33	2,562,000

Roger B. Batsel	Pentegra DB	7.92	194,000
	DB/BEP	7.92	121,000

Bridget C. Hoffman	Pentegra DB	3.58	70,000
	DB/BEP	3.58	41,000

Tami L. Hendrickson	Pentegra DB	15.92	666,000
	DB/BEP	15.92	284,000
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

Qualified Defined Contribution Plan. Our Defined Contribution Plan (DC) is a tax-qualified defined contribution plan to which we make tenure-based matching contributions. Matching contributions begin immediately and subsequently increase based on length of employment to a maximum of six percent of eligible compensation. For 2022, eligible compensation in the DC plan was defined as base salary, excess accrued vacation benefits (if applicable) and annual incentive compensation, and excludes any deferred incentive awards.

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

During 2022, the CEO was also provided with an FHLB-owned vehicle for his business and personal use, along with the operating expenses associated with the vehicle. An executive officer's personal use of an FHLB-owned vehicle, including use for the daily commute to and from work, is reported as a taxable fringe benefit. In addition to the standard LTD insurance plan provided to all employees, Named Executive Officers may elect to receive additional LTD coverage. The premiums the FHLB pays for the additional LTD coverage are considered a taxable fringe benefit. Additionally, with prior approval, our current Travel Policy permits a guest to accompany an executive officer on authorized business trips. Executive officers are reimbursed for transportation and other related expenses associated with their guest's travel. Such reimbursements are reported as a taxable fringe benefit.

The perquisites provided to an executive officer represent a small fraction of annual compensation. During 2022, perquisites totaled $20,656 for Mr. Howell, as shown in the Summary Compensation Table. Perquisites did not individually or collectively exceed $10,000 for any other Named Executive Officers and are therefore excluded from the Summary Compensation Table.

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

Severance Policy. We have a severance policy under which all employees may receive benefits in the event of termination of employment resulting from job elimination, substantial job modification, job relocation, or a planned reduction in staff. Under this policy, an executive officer is entitled to one month's pay for each year of continuous employment, rounded to the next whole year for partial years, with a minimum of one month and a maximum of six months' severance pay, as well as payment for all unused, accrued paid time off. At our discretion, executive officers and employees receiving benefits under this policy may also receive outplacement assistance as well as continuation of health insurance coverage on a limited basis.

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
In the event of a qualifying termination, the participant will receive a severance payment equal to a compensation multiplier times the sum of the participant's base salary plus target annual incentive amount for the year in which the Change in Control occurs. The CEO (Tier 1) is subject to a compensation multiplier of 2.50, Executive Vice Presidents (Tier 2) are subject to a compensation multiplier of 1.75 and Senior Vice Presidents (Tier 3) are subject to a compensation multiplier of 1.50. Participants will also receive a lump sum cash payment equal to accrued and unused paid time off and the amount that would have been payable pursuant to the participant’s annual incentive compensation award for the year in which the date of a qualifying termination occurs based on actual performance, prorated based on the number of days the participant was employed that year. In addition, participants will receive a cash payment for outplacement assistance of $7,500 for Tier 1, $4,500 for Tier 2 and $2,500 for Tier 3, as well as the continuation of health care coverage for 24 months for Tier 1, 18 months for Tier 2 and 12 months for Tier 3.

The following table presents the total amounts that would be payable to our Named Executive Officers if their employment had terminated as of December 31, 2022.

Total Potential Payment Upon Termination (1)

Separation Event	Andrew S. Howell	Stephen J. Sponaugle	Roger B. Batsel	Bridget C. Hoffman	Tami L. Hendrickson
Involuntary termination for Cause	$—	$—	$—	$—	$—
Voluntary resignation not due to a Change in Control or resignation without Good Reason due to a Change in Control (2)	103,459	29,028	17,581	31,314	37,735
Involuntary termination without Cause not due to a Change in Control (3)	568,459	248,028	209,581	188,814	202,735
Involuntary termination without Cause due to a Change in Control or resignation for Good Reason due to a Change in Control (4)	4,900,316	1,540,058	1,354,465	1,114,795	973,876
(1)Due to the number of factors that affect the nature and amounts of compensation and benefits provided upon the potential termination events, the actual amounts paid may be different than the estimates presented.
(2)Named Executive Officers would only receive payment for unused, accrued paid time off.
(3)Named Executive Officers would receive payment for one month's pay for each year of continuous employment, rounded to the next whole year for partial years, subject to a six months' pay maximum, plus unused, accrued paid time off.
(4)Named Executive Officers would receive payment as follows:

Component	Andrew S. Howell	Stephen J. Sponaugle	Roger B. Batsel	Bridget C. Hoffman	Tami L. Hendrickson
Salary	$2,325,000	$766,500	$672,000	$567,000	$495,000
Incentive compensation	1,743,750	459,900	403,200	297,675	259,875
Other (a)	831,566	313,658	279,265	250,120	219,001
Total	$4,900,316	$1,540,058	$1,354,465	$1,114,795	$973,876
(a)    Includes accrued annual incentive compensation from the current year, accrued and unused paid time off, outplacement assistance and health care coverage.

COMPENSATION COMMITTEE REPORT

The Committee has furnished the following report for inclusion in this Annual Report on Form 10-K:
The Committee has reviewed and discussed the 2022 Compensation Discussion and Analysis set forth above with the FHLB's management. Based on such review and discussions, the Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

J. Lynn Anderson (Chair)
Lewis Diaz
Danny J. Herron
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

The annual maximum base fee increased from 2022 to 2023. The following table sets forth the maximum base fees for 2022 and 2023:

	2022	2023
	Maximum Base Fees	Maximum Base Fees
Chair	$145,000	$155,000
Vice Chair	125,500	133,658
Other members	110,000	118,690

In addition to the base fees, under the 2022 policy, annual fees were paid to the Audit Committee Chair and Other Committee Chairs of $15,500 and $12,500, respectively. Under the 2023 policy, annual fees are paid to the Audit Committee Chair and Other Committee Chairs of $14,340 and $11,520, respectively. Additionally, under the 2023 policy, Audit Committee members other than the Audit Committee Chair, Chair or Vice Chair of the Board are paid an annual fee of $5,000. These fees are subject to certain attendance requirements.

During 2022, total directors' fees and travel expenses incurred were $1,986,000 and $165,588, respectively.

With prior approval, our Travel Policy permits a guest to accompany a director on authorized business trips. We reimburse the transportation and other related expenses associated with the guest's travel, subject to certain limitations, which are reported as a taxable fringe benefit. During 2022, there were 10 directors that received reimbursement for guest travel expenses. These expenses did not exceed $10,000 for any director and, therefore, are excluded from the Directors Compensation Table below.

The following table sets forth the fees earned by each director for the year ended December 31, 2022.

2022 Directors Compensation Table

Name	Fees Earned or Paid in Cash
J. Lynn Anderson, Chair	$145,000
J. Wade Berry	110,000
Brady T. Burt	125,500
Greg W. Caudill	110,000
Kristin H. Darby	122,500
Lewis Diaz	110,000
James A. England	110,000
Danny J. Herron	110,000
Robert T. Lameier	110,000
Donald J. Mullineaux	122,500
Michael P. Pell	110,000
Kathleen A. Rogers	110,000
Leslie Scott Spivey	110,000
William S. Stuard, Jr.	110,000
Nancy E. Uridil	122,500
James J. Vance, Vice Chair	125,500
Jonathan D. Welty	122,500
Total	$1,986,000

The following table summarizes the total number of board meetings and meetings of its designated committees held in 2021 and 2022.

	Number of Meetings Held
Meeting Type	2021	2022
Board Meeting	8	9
Audit Committee	11	11
Risk Committee	6	6
Business and Operations Committee	5	5
Governance	7	6
Housing and Community Development Committee	4	4
Human Resources, Compensation and Inclusion Committee	6	7

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Committee is charged with responsibility for the FHLB's compensation policies and programs. None of the 2022 or 2023 Committee members are or previously were officers or employees of the FHLB. Additionally, none of the FHLB's executive officers served or serve on the board of directors or the compensation committee of any entity whose executive officers served on the Committee or Board of Directors. This Committee was and is composed of the following members:

2022	2023
J. Lynn Anderson (Chair)	J. Lynn Anderson (Chair)
Lewis Diaz	Lewis Diaz
James A. England	Danny J. Herron
Robert T. Lameier	Robert T. Lameier
Donald J. Mullineaux	Donald J. Mullineaux
Nancy E. Uridil	Nancy E. Uridil

PAY RATIO

As required by the Dodd-Frank Act, information about the 2022 total compensation for our median employee and the President and CEO, Mr. Howell, is as follows:

▪the median of the annual total compensation of all of our employees (other than the CEO) was $120,622; and
▪the annual total compensation of the CEO, as reported in the Summary Compensation Table, was $1,937,594.

Based on this information, for 2022, the ratio of the annual total compensation of the CEO to the median of the annual total compensation of all employees was 16 to 1. The annual total compensation for the CEO and median employee excluded the change in the actuarial present value of accumulated pension benefits as those amounts decreased in 2022.

The median employee was identified in 2022. To identify the median employee, we compared the compensation of all full-time and part-time employees who were employed as of December 15, 2022. We annualized the compensation of employees who were hired in 2022 but did not work for us the entire fiscal year. This compensation measure, which was consistently applied to all employees, included base salary, overtime pay and incentive compensation that was all payable in cash.
The median employee's compensation for 2022 includes base salary, excess accrued vacation benefits, incentive compensation, matching contributions to the qualified defined contribution plan, and the value of such employee’s pension benefits (if applicable). The value of the pension benefits represents only the change in the actuarial present value of accumulated pension benefits, which is primarily dependent on changes in interest rates, years of benefit service and salary. With respect to the annual total compensation of the CEO, we used the amount reported in the “Total” column of our 2022 Summary Compensation Table.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We have one class of capital stock, Class B Stock, all of which is owned by our current and former member institutions. Individuals, including directors and officers of the FHLB, are not permitted to own our capital stock. Therefore, we have no equity compensation plans.

The following table lists institutions holding five percent or more of outstanding capital stock at February 28, 2023 and includes any known affiliates that are members of the FHLB:

(Dollars in thousands)
		Capital	Percent of Total	Number
Name	Address	Stock	Capital Stock	of Shares
U.S. Bank, N.A.	425 Walnut Street Cincinnati, OH 45202	$1,188,298	25%	11,882,976
Keybank, N.A.	127 Public Square Cleveland, OH 44114	642,676	13	6,426,760
The Huntington National Bank	41 South High Street Columbus, OH 43215	289,315	6	2,893,150
Fifth Third Bank	38 Fountain Square Plaza Cincinnati, OH 45202	260,443	5	2,604,428

The following table lists capital stock outstanding as of February 28, 2023 held by member institutions that have an officer or director who serves as a director of the FHLB:

(Dollars in thousands)
		Capital	Percent of Total
Name	Address	Stock	Capital Stock
U.S. Bank, N.A.	425 Walnut Street Cincinnati, OH 45202	$1,188,298	24.6%
Western & Southern Financial Group (1)	400 Broadway Street Cincinnati, OH 45202	174,195	3.6
The Park National Bank	50 North Third Street Newark, OH 43058	8,667	0.2
Farmers Bank & Trust Company	201 South Main Street Marion, KY 42064	1,834	0.0
The Bank of Fayette County	1265 Highway 57 E Collierville, TN 38017	1,360	0.0
First State Bank	19230 State Route 136 Winchester, OH 45697	1,291	0.0
Farmers National Bank	304 West Main Street Danville, KY 40422	1,178	0.0
Commercial Bank & Trust Company	107 North Poplar Paris, TN 38242	1,121	0.0
Miami Savings Bank	8008 Ferry Street Miamitown, OH 45041	1,100	0.0
Ohio Capital Finance Corporation	88 East Broad Street, Suite 1800 Columbus, OH 43215	155	0.0
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

We believe these policies are effective in bringing to the attention of management and the Board any non-ordinary course transactions that require Board review and approval and that all such transactions since January 1, 2022 have been so reviewed and approved.

Item 14.    Principal Accountant Fees and Services.

The following table sets forth the aggregate fees billed to the FHLB for the years ended December 31, 2022 and 2021 by its independent registered public accounting firm, PwC:

	For the Years Ended
(In thousands)	December 31,
	2022	2021
Audit fees	$843	$774
Audit-related fees	79	91
Tax fees	—	—
All other fees	1	1
Total fees	$923	$866
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

The FHLB paid additional fees to PwC in the form of assessments paid to the Office of Finance. The FHLB is assessed its proportionate share of the costs of operating the Office of Finance, which includes the expenses associated with the annual audits of the combined financial statements of the FHLBanks. These assessments, which totaled $61,000 and $47,000 in 2022 and 2021, respectively, are not included in the table above.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a)Financial Statements. The following financial statements of the Federal Home Loan Bank of Cincinnati, set forth in Item 8. Financial Statements and Supplementary Data above, are filed as a part of this registration statement.

Report of Independent Registered Public Accounting Firm (PCAOB ID 238)
Statements of Condition as of December 31, 2022 and 2021
Statements of Income for the years ended December 31, 2022, 2021 and 2020
Statements of Comprehensive Income for the years ended December 31, 2022, 2021 and 2020
Statements of Capital for the years ended December 31, 2022, 2021 and 2020
Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020
Notes to Financial Statements

(b)Exhibits.

Exhibit Number (1)	Description of exhibit	Document filed or furnished, as indicated below

3.1	Organization Certificate	Form 10, filed December 5, 2005

3.2	Bylaws, as amended through January 17, 2019	Form 10-K, filed March 21, 2019

4.1	Capital Plan, effective January 11, 2022	Form 8-K, filed December 27, 2021

4.2	Description of Capital Stock	Form 10-K, filed March 17, 2022

10.1	Form of Blanket Agreement for Advances and Security Agreement, as in effect for signatories prior to November 21, 2005	Form 10, filed December 5, 2005

10.2	Form of Blanket Security Agreement, for new signatories on and after November 21, 2005	Form 10, filed December 5, 2005

10.3	Form of Mortgage Purchase Program Master Selling and Servicing Master Agreement	Form 10, filed December 5, 2005

10.4
Federal Home Loan Banks P&I Funding and Contingency Plan Agreement, entered into as of July 20, 2006, by and among the Office of Finance and each of the Federal Home Loan Banks, as amended and restated on January 1, 2017
Form 10-K, filed March 16, 2017

10.5	Joint Capital Enhancement Agreement, as amended on August 5, 2011, by and among each of the Federal Home Loan Banks	Form 8-K, filed August 5, 2011

10.6 (2)	Incentive Compensation Plan as of January 1, 2021	Form 10-K, filed March 18, 2021

10.7 (2)	Incentive Compensation Plan as of January 1, 2022	Form 10-K, filed March 17, 2022

10.8 (2)	Incentive Compensation Plan as of January 1, 2023	Filed Herewith

10.9 (2)	Federal Home Loan Bank of Cincinnati Benefit Equalization Plan (December 2008 Restatement)	Form 10-K, filed March 18, 2010

10.10 (2)	First Amendment to the Federal Home Loan Bank of Cincinnati Benefit Equalization Plan (December 2008 Restatement)	Form 10-K, filed March 18, 2010

10.11	Form of indemnification agreement between the Federal Home Loan Bank and each of its directors and executive officers (used from July 29, 2009 to December 31, 2016)	Form 8-K, filed July 30, 2009

10.12	Form of indemnification agreement between the Federal Home Loan Bank and each of its directors and executive officers (used from January 1, 2017 to November 4, 2018)	Form 10-K, filed March 16, 2017

10.13	Form of indemnification agreement between the Federal Home Loan Bank and each of its directors and executive officers (used after November 5, 2018)	Form 10-K, filed March 21, 2019

10.14	Federal Home Loan Bank of Cincinnati Executive Change in Control Severance Plan	Form 10-Q, filed November 9, 2017

24	Power of Attorney (included in Signature Page)	Filed Herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	Filed Herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	Filed Herewith

32	Section 1350 Certifications	Furnished Herewith

99.1	Audit Committee Letter	Furnished Herewith

99.2	Audit Committee Charter	Furnished Herewith

101.INS	XBRL Instance Document	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document	Filed Herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed Herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed Herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed Herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed Herewith

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed Herewith
(1)Numbers coincide with Item 601 of Regulation S-K.
(2)Indicates management compensation plan or arrangement.

Item 16.    Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 16th day of March 2023.

FEDERAL HOME LOAN BANK OF CINCINNATI
(Registrant)

By:	/s/ Andrew S. Howell
Andrew S. Howell
President and Chief Executive Officer

SIGNATURES AND POWER OF ATTORNEY

We, the undersigned directors of the Federal Home Loan Bank of Cincinnati, hereby appoint Andrew S. Howell and Stephen J. Sponaugle, or either of them, our true and lawful attorneys and agents to do any and all acts and things in our names and on our behalves, in our capacities indicated below, which said attorneys and agents, or either of them, may deem necessary or advisable to enable said registrant to comply with the Securities Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2022, including, without limitation, power and authority to sign for us, or any of us, in our names in the capacities indicated below, the Report and any and all amendments to the Report, and we hereby ratify and confirm all that said attorneys and agents, or each of them, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of the 16th day of March 2023.

Signatures	Title

/s/ Andrew S. Howell	President and Chief Executive Officer
Andrew S. Howell	(principal executive officer)

/s/ Stephen J. Sponaugle	Executive Vice President, Chief Financial Officer
Stephen J. Sponaugle	(principal financial officer)

/s/ J. Christopher Bates	Senior Vice President, Chief Accounting Officer
J. Christopher Bates	(principal accounting officer)

/s/ J. Lynn Anderson	Director (Chair)
J. Lynn Anderson, Chair

/s/ J. Wade Berry	Director
J. Wade Berry

/s/ Brady T. Burt	Director
Brady T. Burt

/s/ Greg W. Caudill	Director
Greg W. Caudill

/s/ Kristin H. Darby	Director
Kristin H. Darby

/s/ Lewis Diaz	Director
Lewis Diaz

/s/ Roy Molitor Ford, Jr.	Director
Roy Molitor Ford, Jr.

/s/ Danny J. Herron	Director
Danny J. Herron

/s/ Robert T. Lameier	Director
Robert T. Lameier

/s/ Donald J. Mullineaux	Director
Donald J. Mullineaux

/s/ Michael P. Pell	Director
Michael P. Pell

/s/ Kathleen A. Rogers	Director
Kathleen A. Rogers

/s/ Leslie Scott Spivey	Director
Leslie Scott Spivey

/s/ Nancy E. Uridil	Director
Nancy E. Uridil

/s/ James J. Vance	Director (Vice Chair)
James J. Vance, Vice Chair

/s/ Jonathan D. Welty	Director
Jonathan D. Welty

/s/ H. McCall Wilson, Jr.	Director
H. McCall Wilson, Jr.