Form 10-Q
period 2023-03-31
Federal Home Loan Bank of Cincinnati
filed 2023-05-11
CIK 1326771

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
☐ Yes   ☒ No
The capital stock of the registrant is not listed on any securities exchange or quoted on any automated quotation system, only may be owned by members and former members and is transferable only at its par value of $100 per share. As of April 30, 2023, the registrant had 68,816,513 shares of capital stock outstanding, which included stock classified as mandatorily redeemable.

Page 1 of	68

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CONDITION
(Unaudited)

(In thousands, except par value)

	March 31, 2023	December 31, 2022
ASSETS
Cash and due from banks	$1,461,614	$19,604
Interest-bearing deposits	1,680,139	1,770,194
Securities purchased under agreements to resell	9,265,450	519,540
Federal funds sold	8,660,000	5,399,000
Investment securities:
Trading securities	2,005,158	1,979,816
Available-for-sale securities (amortized cost of $9,429,497 and $8,680,491 at March 31, 2023 and December 31, 2022, respectively)	9,377,725	8,631,765
Held-to-maturity securities (fair value of $15,073,334 and $14,983,043 at March 31, 2023 and December 31, 2022, respectively)	15,334,758	15,304,359
Total investment securities	26,717,641	25,915,940
Advances (includes $10,508 and $4,954 at fair value under fair value option at March 31, 2023 and December 31, 2022, respectively)	107,627,163	67,019,555
Mortgage loans held for portfolio, net of allowance for credit losses of $338 and $301 at March 31, 2023 and December 31, 2022, respectively	7,065,474	7,162,509
Loans to other FHLBanks	750,000	—
Accrued interest receivable	452,220	283,132
Derivative assets	624,395	490,560
Other assets, net	26,403	29,470
TOTAL ASSETS	$164,330,499	$108,609,504
LIABILITIES
Deposits	$1,270,994	$1,039,427
Consolidated Obligations:
Discount Notes (includes $32,520,390 and $21,010,746 at fair value under fair value option at March 31, 2023 and December 31, 2022, respectively)	69,684,853	40,691,180
Bonds (includes $6,900,637 and $5,469,583 at fair value under fair value option at March 31, 2023 and December 31, 2022, respectively)	84,259,445	59,667,745
Total Consolidated Obligations	153,944,298	100,358,925
Mandatorily redeemable capital stock	16,668	17,453
Accrued interest payable	345,443	290,194
Affordable Housing Program payable	97,874	87,923
Derivative liabilities	9	460
Other liabilities	648,007	312,891
Total liabilities	156,323,293	102,107,273
Commitments and contingencies
CAPITAL
Capital stock Class B putable ($100 par value); issued and outstanding shares: 66,054 shares at March 31, 2023 and 51,507 shares at December 31, 2022	6,605,424	5,150,679
Retained earnings:
Unrestricted	868,665	840,774
Restricted	585,601	560,118
Total retained earnings	1,454,266	1,400,892
Accumulated other comprehensive income (loss)	(52,484)	(49,340)
Total capital	8,007,206	6,502,231
TOTAL LIABILITIES AND CAPITAL	$164,330,499	$108,609,504

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF INCOME
(Unaudited)

(In thousands)	Three Months Ended March 31,
	2023	2022
INTEREST INCOME:
Advances	$896,609	$45,318
Prepayment fees on Advances, net	31	2,699
Interest-bearing deposits	24,850	179
Securities purchased under agreements to resell	23,517	928
Federal funds sold	87,869	3,225
Investment securities:
Trading securities	18,454	37,826
Available-for-sale securities	107,111	5,018
Held-to-maturity securities	169,897	23,908
Total investment securities	295,462	66,752
Mortgage loans held for portfolio	52,792	48,576
Loans to other FHLBanks	482	—
Total interest income	1,381,612	167,677
INTEREST EXPENSE:
Consolidated Obligations:
Discount Notes	547,441	10,802
Bonds	641,996	75,075
Total Consolidated Obligations	1,189,437	85,877
Deposits	11,718	179
Mandatorily redeemable capital stock	256	831
Total interest expense	1,201,411	86,887
NET INTEREST INCOME	180,201	80,790
NON-INTEREST INCOME (LOSS):
Net gains (losses) on investment securities	25,360	(160,163)
Net gains (losses) on financial instruments held under fair value option	(34,812)	18,678
Net gains (losses) on derivatives	(7,916)	97,105
Letters of Credit fees	6,590	6,161
Other, net	400	1,026
Total non-interest income (loss)	(10,378)	(37,193)
NON-INTEREST EXPENSE:
Compensation and benefits	14,084	14,106
Other operating expenses	7,422	6,162
Finance Agency	2,744	1,797
Office of Finance	1,320	1,759
Other	2,656	1,779
Total non-interest expense	28,226	25,603
INCOME BEFORE ASSESSMENTS	141,597	17,994
Affordable Housing Program assessments	14,185	1,883
NET INCOME	$127,412	$16,111
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

(In thousands)	Three Months Ended March 31,
	2023	2022
Net income	$127,412	$16,111
Other comprehensive income (loss) adjustments:
Net unrealized gains (losses) on available-for-sale securities	(3,046)	(37,772)
Pension and postretirement benefits	(98)	509
Total other comprehensive income (loss) adjustments	(3,144)	(37,263)
Comprehensive income (loss)	$124,268	$(21,152)

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CAPITAL
(Unaudited)

(In thousands)	Capital Stock Class B - Putable		Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Par Value	Unrestricted	Restricted	Total		Capital
BALANCE, DECEMBER 31, 2021	24,900	$2,490,016	$783,072	$509,719	$1,292,791	$13,094	$3,795,901
Comprehensive income (loss)			12,889	3,222	16,111	(37,263)	(21,152)
Proceeds from sale of capital stock	19,117	1,911,678					1,911,678
Net shares reclassified to mandatorily redeemable capital stock	(14,012)	(1,401,159)					(1,401,159)
Cash dividends on capital stock			(12,369)		(12,369)		(12,369)
BALANCE, MARCH 31, 2022	30,005	$3,000,535	$783,592	$512,941	$1,296,533	$(24,169)	$4,272,899

BALANCE, DECEMBER 31, 2022	51,507	$5,150,679	$840,774	$560,118	$1,400,892	$(49,340)	$6,502,231
Comprehensive income (loss)			101,929	25,483	127,412	(3,144)	124,268
Proceeds from sale of capital stock	31,086	3,108,662					3,108,662
Repurchase of capital stock	(16,533)	(1,653,297)					(1,653,297)
Net shares reclassified to mandatorily redeemable capital stock	(6)	(620)					(620)
Cash dividends on capital stock			(74,038)		(74,038)		(74,038)
BALANCE, MARCH 31, 2023	66,054	$6,605,424	$868,665	$585,601	$1,454,266	$(52,484)	$8,007,206

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CASH FLOWS
(Unaudited)

(In thousands)	Three Months Ended March 31,
	2023	2022
OPERATING ACTIVITIES:
Net income	$127,412	$16,111
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization/(accretion)	168,067	16,717
Net change in derivative and hedging activities	(289,560)	519,136
Net change in fair value adjustments on trading securities	(25,360)	160,163
Net change in fair value adjustments on financial instruments held under fair value option	34,812	(18,678)
Other adjustments, net	245	229
Net change in:
Accrued interest receivable	(169,783)	(25,005)
Other assets	3,461	2,774
Accrued interest payable	67,999	(3,232)
Other liabilities	2,297	(9,128)
Total adjustments	(207,822)	642,976
Net cash provided by (used in) operating activities	(80,410)	659,087

INVESTING ACTIVITIES:
Net change in:
Interest-bearing deposits	(104,448)	(88,866)
Securities purchased under agreements to resell	(8,745,910)	(4,742,120)
Federal funds sold	(3,261,000)	(2,554,000)
Loans to other FHLBanks	(750,000)	—
Premises, software, and equipment	(1,177)	65
Trading securities:
Proceeds from maturities and paydowns	19	570,023
Available-for-sale securities:
Purchases	(197,872)	(1,388,983)
Held-to-maturity securities:
Proceeds from maturities and paydowns	305,898	484,292
Purchases	(336,657)	(758,598)
Advances:
Repaid	611,324,563	201,519,184
Originated	(651,774,094)	(212,214,458)
Mortgage loans held for portfolio:
Principal collected	134,797	415,176
Purchases	(42,284)	(399,702)
Net cash provided by (used in) investing activities	(53,448,165)	(19,157,987)

The accompanying notes are an integral part of these financial statements.

(continued from previous page)
FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CASH FLOWS
(Unaudited)

(In thousands)	Three Months Ended March 31,
	2023	2022
FINANCING ACTIVITIES:
Net change in deposits and pass-through reserves	$228,297	$95,227
Net proceeds from issuance of Consolidated Obligations:
Discount Notes	108,499,748	69,619,730
Bonds	53,303,735	22,046,918
Bonds transferred from other FHLBanks	249,999	—
Payments for maturing and retiring Consolidated Obligations:
Discount Notes	(79,687,171)	(67,804,719)
Bonds	(29,003,945)	(6,610,000)
Proceeds from issuance of capital stock	3,108,662	1,911,678
Payments for repurchase of capital stock	(1,653,297)	—
Payments for repurchase/redemption of mandatorily redeemable capital stock	(1,405)	(893,489)
Cash dividends paid	(74,038)	(12,369)
Net cash provided by (used in) financing activities	54,970,585	18,352,976
Net increase (decrease) in cash and due from banks	1,442,010	(145,924)
Cash and due from banks at beginning of the period	19,604	167,822
Cash and due from banks at end of the period	$1,461,614	$21,898
Supplemental Disclosures:
Interest paid	$982,784	$86,318
Affordable Housing Program payments, net	$4,234	$5,984

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

Note 1 - Basis of Presentation

The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of financial statements in accordance with GAAP requires management to make assumptions and estimates. These assumptions and estimates affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. Actual results could differ from these estimates. The interim financial statements presented are unaudited, but they include all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations, and cash flows for such periods. These financial statements do not include all disclosures associated with annual financial statements and accordingly should be read in conjunction with the audited financial statements and notes included in the FHLB's Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (SEC). Results for the three months ended March 31, 2023 are not necessarily indicative of operating results for the full year.

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

The net exposure for these financial instruments can change on a daily basis; therefore, there may be a delay between the time this exposure change is identified and additional collateral is requested, and the time this collateral is received or pledged. Likewise, there may be a delay for excess collateral to be returned. For derivative instruments that meet the requirements for netting, any excess cash collateral received or pledged is recognized as a derivative liability or derivative asset. Additional information regarding these agreements is provided in Note 6. Based on the fair value of the related collateral held, the securities purchased under agreements to resell were fully collateralized for the periods presented. For more information about the FHLB's investments in securities purchased under agreements to resell, see “Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies” in the FHLB's 2022 Annual Report on Form 10-K.

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

Facilitation of the Effects of Reference Rate Reform on Financial Reporting, as amended. In March 2020, the FASB issued temporary, optional guidance to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying GAAP to transactions affected by reference rate reform if certain criteria are met. The transactions primarily include (1) contract modifications, (2) hedging relationships, and (3) sale and/or transfer of debt securities classified as held-to-maturity. This guidance became effective for the FHLB beginning March 12, 2020 and may be applied through December 31, 2024. The FHLB elected optional practical expedients specific to fair value hedging relationships and contract modifications, which did not have a material effect, and may elect additional optional expedients in the future.

Note 3 - Investments

The FHLB makes short-term investments in interest-bearing deposits, securities purchased under agreements to resell, and Federal funds sold and may make other investments in debt securities, which are classified as either trading, available-for-sale, or held-to-maturity.

Interest-Bearing Deposits, Securities Purchased under Agreements to Resell, and Federal Funds Sold

The FHLB invests in interest-bearing deposits, securities purchased under agreements to resell, and Federal funds sold to provide liquidity.

Interest-bearing deposits and Federal funds sold are generally transacted with counterparties that have received a credit rating of single-A or greater by a nationally recognized statistical rating organization (NRSRO). The FHLB’s internal ratings of these counterparties may differ from those issued by an NRSRO. Finance Agency regulations include a limit on the amount of unsecured credit the FHLB may extend to a counterparty. At March 31, 2023 and December 31, 2022, all investments in interest-bearing deposits and Federal funds sold were repaid or expected to be repaid according to their respective contractual terms. No allowance for credit losses was recorded for these assets at March 31, 2023 and December 31, 2022. Carrying values of interest-bearing deposits and Federal funds sold exclude accrued interest receivable of (in thousands) $6,467 and $1,161 as of March 31, 2023, and $5,524 and $1,299 as of December 31, 2022.

Securities purchased under agreements to resell are short-term and are structured such that they are evaluated regularly to determine if the market value of the underlying securities decreases below the market value required as collateral (i.e., subject to collateral maintenance provisions). If so, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash, generally by the next business day. Based upon the collateral held as security and collateral maintenance provisions with counterparties, the FHLB determined that no allowance for credit losses was needed for its securities purchased under agreements to resell at March 31, 2023 and December 31, 2022. The carrying value of securities purchased under agreements to resell excludes accrued interest receivable of (in thousands) $1,356 and $232 as of March 31, 2023 and December 31, 2022, respectively.

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

Trading Securities

Table 3.1 - Trading Securities by Major Security Types (in thousands)

Fair Value	March 31, 2023	December 31, 2022
Non-mortgage-backed securities (non-MBS):
U.S. Treasury obligations	$493,999	$491,464
GSE obligations	1,511,061	1,488,235
Total non-MBS	2,005,060	1,979,699
Mortgage-backed securities (MBS):
U.S. obligation single-family	98	117
Total MBS	98	117
Total	$2,005,158	$1,979,816

Table 3.2 - Net Gains (Losses) on Trading Securities (in thousands)

	Three Months Ended March 31,
	2023	2022
Net unrealized gains (losses) on trading securities held at period end	$25,360	$(158,514)
Net gains (losses) on trading securities sold/matured during the period	—	(1,649)
Net gains (losses) on trading securities	$25,360	$(160,163)

Available-for-Sale Securities

Table 3.3 - Available-for-Sale Securities by Major Security Types (in thousands)

	March 31, 2023
	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-MBS:
U.S. Treasury obligations	$7,354,624	$9,266	$(3,123)	$7,360,767
GSE obligations	119,541	382	(240)	119,683
Total non-MBS	7,474,165	9,648	(3,363)	7,480,450
MBS:
GSE multi-family	1,955,332	129	(58,186)	1,897,275
Total MBS	1,955,332	129	(58,186)	1,897,275
Total	$9,429,497	$9,777	$(61,549)	$9,377,725

	December 31, 2022
	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-MBS:
U.S. Treasury obligations	$7,202,715	$3,584	$(12,028)	$7,194,271
GSE obligations	117,555	726	(199)	118,082
Total non-MBS	7,320,270	4,310	(12,227)	7,312,353
MBS:
GSE multi-family	1,360,221	—	(40,809)	1,319,412
Total MBS	1,360,221	—	(40,809)	1,319,412
Total	$8,680,491	$4,310	$(53,036)	$8,631,765
(1)Amortized cost of available-for-sale securities includes adjustments made to the cost basis of an investment for accretion, amortization, and/or fair value hedge accounting adjustments, and excludes accrued interest receivable of (in thousands) $37,812 and $40,246 at March 31, 2023 and December 31, 2022.

Table 3.4 summarizes the available-for-sale securities with gross unrealized losses, which are aggregated by major security type and length of time that individual securities have been in a continuous gross unrealized loss position.

Table 3.4 - Available-for-Sale Securities in a Continuous Gross Unrealized Loss Position (in thousands)

	March 31, 2023
	Less than 12 Months		12 Months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Non-MBS:
U.S. Treasury obligations	$2,777,074	$(2,913)	$89,401	$(210)	$2,866,475	$(3,123)
GSE obligations	31,367	(240)	—	—	31,367	(240)
Total non-MBS	2,808,441	(3,153)	89,401	(210)	2,897,842	(3,363)
MBS:
GSE multi-family MBS	1,148,931	(23,399)	646,671	(34,787)	1,795,602	(58,186)
Total MBS	1,148,931	(23,399)	646,671	(34,787)	1,795,602	(58,186)
Total	$3,957,372	$(26,552)	$736,072	$(34,997)	$4,693,444	$(61,549)

	December 31, 2022
	Less than 12 Months		12 Months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Non-MBS:
U.S. Treasury obligations	$4,624,895	$(12,028)	$—	$—	$4,624,895	$(12,028)
GSE obligations	9,887	(199)	—	—	9,887	(199)
Total non-MBS	4,634,782	(12,227)	—	—	4,634,782	(12,227)
MBS:
GSE multi-family MBS	959,421	(22,519)	359,991	(18,290)	1,319,412	(40,809)
Total MBS	959,421	(22,519)	359,991	(18,290)	1,319,412	(40,809)
Total	$5,594,203	$(34,746)	$359,991	$(18,290)	$5,954,194	$(53,036)

Table 3.5 - Available-for-Sale Securities by Contractual Maturity (in thousands)

	March 31, 2023		December 31, 2022
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-MBS:
Due in 1 year or less	$—	$—	$—	$—
Due after 1 year through 5 years	3,738,816	3,743,661	2,576,167	2,577,121
Due after 5 years through 10 years	3,724,897	3,726,533	4,734,017	4,725,345
Due after 10 years	10,452	10,256	10,086	9,887
Total non-MBS	7,474,165	7,480,450	7,320,270	7,312,353
MBS (1)	1,955,332	1,897,275	1,360,221	1,319,412
Total	$9,429,497	$9,377,725	$8,680,491	$8,631,765
(1)MBS are not presented by contractual maturity because their expected maturities will likely differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 3.6 - Interest Rate Payment Terms of Available-for-Sale Securities (in thousands)

	March 31, 2023	December 31, 2022
Amortized cost of non-MBS:
Fixed-rate	$7,474,165	$7,320,270
Total amortized cost of non-MBS	7,474,165	7,320,270
Amortized cost of MBS:
Fixed-rate	1,955,332	1,360,221
Total amortized cost of MBS	1,955,332	1,360,221
Total	$9,429,497	$8,680,491

The FHLB had no sales of securities out of its available-for-sale portfolio for the three months ended March 31, 2023 or 2022.

Held-to-Maturity Securities

Table 3.7 - Held-to-Maturity Securities by Major Security Types (in thousands)

	March 31, 2023
	Amortized Cost (1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
Non-MBS:
GSE obligations	$47,198	$—	$(13)	$47,185
Total non-MBS	47,198	—	(13)	47,185
MBS:
U.S. obligation single-family	1,204,814	—	(121,301)	1,083,513
GSE single-family	1,859,095	10,239	(83,072)	1,786,262
GSE multi-family	12,223,651	1,183	(68,460)	12,156,374
Total MBS	15,287,560	11,422	(272,833)	15,026,149
Total	$15,334,758	$11,422	$(272,846)	$15,073,334

	December 31, 2022
	Amortized Cost (1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
Non-MBS:
U.S. Treasury obligations	$47,405	$—	$(51)	$47,354
Total non-MBS	47,405	—	(51)	47,354
MBS:
U.S. obligation single-family	1,232,001	—	(147,423)	1,084,578
GSE single-family	1,632,099	4,074	(101,140)	1,535,033
GSE multi-family	12,392,854	598	(77,374)	12,316,078
Total MBS	15,256,954	4,672	(325,937)	14,935,689
Total	$15,304,359	$4,672	$(325,988)	$14,983,043

(1)Carrying value equals amortized cost. Amortized cost of held-to-maturity securities includes adjustments made to the cost basis of an investment for accretion and amortization and excludes accrued interest receivable of (in thousands) $57,053 and $48,937 as of March 31, 2023 and December 31, 2022.

Table 3.8 - Held-to-Maturity Securities by Contractual Maturity (in thousands)

	March 31, 2023		December 31, 2022
Year of Maturity	Amortized Cost (1)	Fair Value	Amortized Cost (1)	Fair Value
Non-MBS:
Due in 1 year or less	$47,198	$47,185	$47,405	$47,354
Due after 1 year through 5 years	—	—	—	—
Due after 5 years through 10 years	—	—	—	—
Due after 10 years	—	—	—	—
Total non-MBS	47,198	47,185	47,405	47,354
MBS (2)	15,287,560	15,026,149	15,256,954	14,935,689
Total	$15,334,758	$15,073,334	$15,304,359	$14,983,043
(1)Carrying value equals amortized cost.
(2)MBS are not presented by contractual maturity because their expected maturities will likely differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 3.9 - Interest Rate Payment Terms of Held-to-Maturity Securities (in thousands)

	March 31, 2023	December 31, 2022
Amortized cost of non-MBS:
Fixed-rate	$47,198	$47,405
Total amortized cost of non-MBS	47,198	47,405
Amortized cost of MBS:
Fixed-rate	2,913,625	2,709,494
Variable-rate	12,373,935	12,547,460
Total amortized cost of MBS	15,287,560	15,256,954
Total	$15,334,758	$15,304,359

For the three months ended March 31, 2023 and 2022, the FHLB did not sell any held-to-maturity securities.

Allowance for Credit Losses on Available-for-Sale and Held-to-Maturity Securities

The FHLB evaluates available-for-sale and held-to-maturity investment securities for credit losses on a quarterly basis. The FHLB’s available-for-sale and held-to-maturity securities are U.S. Treasury obligations, GSE obligations, and MBS issued by Fannie Mae, Freddie Mac and Ginnie Mae that are backed by single-family or multi-family mortgage loans. The FHLB only purchases securities considered investment quality. At March 31, 2023 and December 31, 2022, all available-for-sale and held-to-maturity securities were rated single-A, or above, by an NRSRO, based on the lowest long-term credit rating for each security owned by the FHLB. The FHLB’s internal ratings of these securities may differ from those obtained from an NRSRO.

The FHLB evaluates individual available-for-sale securities for impairment by comparing the security’s fair value to its amortized cost. Impairment may exist when the fair value of the investment is less than its amortized cost (i.e., in an unrealized loss position). At March 31, 2023 and December 31, 2022, certain available-for-sale securities were in an unrealized loss position. These losses are considered temporary as the FHLB expects to recover the entire amortized cost basis on these available-for-sale investment securities and does not intend to sell these securities nor considers it more likely than not that it will be required to sell these securities before the anticipated recovery of each security's remaining amortized cost basis. Further, the FHLB has not experienced any payment defaults on the instruments and all of these securities are highly-rated. In the case of U.S. obligations, they carry an explicit government guarantee. In the case of GSE securities, they are purchased under the assumption that the issuers' obligation to pay principal and interest on those securities will be honored, taking into account their status as GSEs. As a result, no allowance for credit losses was recorded on these available-for-sale securities at March 31, 2023 and December 31, 2022.

The FHLB evaluates its held-to-maturity securities for impairment on a collective, or pooled basis, unless an individual assessment is deemed necessary because the securities do not possess similar risk characteristics. As of March 31, 2023 and December 31, 2022, the FHLB had not established an allowance for credit loss on any held-to-maturity securities because the securities: (1) were all highly-rated and/or had short remaining terms to maturity, (2) had not experienced, nor did the FHLB expect, any payment default on the instruments, (3) in the case of U.S. obligations, the securities carry an explicit government guarantee such that the FHLB considered the risk of nonpayment to be zero, and (4) in the case of GSE securities, they are purchased under an assumption that the issuers' obligation to pay principal and interest on those securities will be honored, taking into account their status as GSEs.

Note 4 - Advances

The following table presents Advance redemptions by contractual maturity, including index-amortizing Advances, which are presented according to their predetermined amortization schedules.

Table 4.1 - Advances by Redemption Term (dollars in thousands)

	March 31, 2023		December 31, 2022
Redemption Term	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$83,151,471	5.03%	$51,491,191	4.36%
Due after 1 year through 2 years	10,296,411	4.58	5,904,109	3.69
Due after 2 years through 3 years	5,446,925	4.93	2,969,160	4.01
Due after 3 years through 4 years	2,445,374	3.51	2,418,222	4.14
Due after 4 years through 5 years	4,497,680	3.82	2,462,903	3.28
Thereafter	2,039,690	2.31	2,182,434	2.29
Total principal amount	107,877,551	4.84	67,428,019	4.17
Commitment fees	(89)		(90)
Discounts	(1,890)		(2,073)
Fair value hedging adjustments	(248,417)		(406,255)
Fair value option valuation adjustments and accrued interest	8		(46)
Total (1)	$107,627,163		$67,019,555
(1)Carrying values exclude accrued interest receivable of (in thousands) $306,090 and $149,255 as of March 31, 2023 and December 31, 2022.

The FHLB offers certain fixed- and variable-rate Advances to members that may be prepaid on specified dates (call dates) without incurring prepayment or termination fees (callable Advances). Other Advances may only be prepaid subject to a prepayment fee paid to the FHLB that makes the FHLB financially indifferent to the prepayment of the Advance.

Table 4.2 - Advances by Redemption Term or Next Call Date (in thousands)

Redemption Term or Next Call Date	March 31, 2023	December 31, 2022
Due in 1 year or less	$87,655,922	$54,497,542
Due after 1 year through 2 years	8,795,260	5,901,058
Due after 2 years through 3 years	2,457,125	1,465,860
Due after 3 years through 4 years	2,445,374	918,222
Due after 4 years through 5 years	4,484,180	2,462,903
Thereafter	2,039,690	2,182,434
Total principal amount	$107,877,551	$67,428,019

The FHLB also offers putable Advances. With a putable Advance, the FHLB effectively purchases put options from the member that allows the FHLB to terminate the Advance at predetermined dates. The FHLB normally would exercise its put option when interest rates increase relative to contractual rates.

Table 4.3 - Advances by Redemption Term or Next Put Date for Putable Advances (in thousands)

Redemption Term or Next Put Date	March 31, 2023	December 31, 2022
Due in 1 year or less	$83,926,471	$52,461,191
Due after 1 year through 2 years	10,326,411	5,929,109
Due after 2 years through 3 years	5,456,925	2,989,160
Due after 3 years through 4 years	2,445,374	2,418,222
Due after 4 years through 5 years	4,477,680	2,382,903
Thereafter	1,244,690	1,247,434
Total principal amount	$107,877,551	$67,428,019

Table 4.4 - Advances by Interest Rate Payment Terms (in thousands)

	March 31, 2023	December 31, 2022
Total fixed-rate (1)	$78,629,271	$51,461,334
Total variable-rate (1)	29,248,280	15,966,685
Total principal amount	$107,877,551	$67,428,019
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

In addition, the FHLB lends to eligible borrowers in accordance with federal law and Finance Agency regulations, which require the FHLB to obtain sufficient collateral to fully secure credit products. Under these regulations, collateral eligible to secure new or renewed Advances includes:

▪one-to-four family mortgage loans (delinquent for no more than 60 days) and multi-family mortgage loans (delinquent for no more than 30 days) and securities representing such mortgages;
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

Members experiencing financial difficulties are subject to FHLB-performed “stress tests” to evaluate the impact of poorly performing assets on the member’s capital and loss reserve positions. Depending on the results of these tests, a member may be allowed to maintain pledged loan assets in its custody, may be required to deliver those loans into the custody of the FHLB or its agent, or may be required to provide details on those loans to facilitate an estimate of their fair value. The FHLB perfects its security interest in all pledged collateral. The FHLBank Act affords any security interest granted to the FHLB by a member priority over the claims or rights of any other party except for claims or rights of a third party that would otherwise be entitled to priority under applicable law and that are held by a bona fide purchaser for value or by a secured party holding a prior perfected security interest.

Using a risk-based approach, the FHLB considers the payment status, collateralization levels, and borrower's financial condition to be indicators of credit quality for its credit products. At March 31, 2023 and December 31, 2022, the FHLB did not have any Advances that were past due, in non-accrual status or considered impaired. In addition, there were no modifications of Advances with borrowers experiencing financial difficulty during the three months ended March 31, 2023 or 2022. At March 31, 2023 and December 31, 2022, the FHLB had rights to collateral on a member-by-member basis with an estimated value in excess of its outstanding extensions of credit.

Based upon the collateral held as security, its credit extension and collateral policies and the repayment history on Advances, the FHLB did not expect any credit losses on Advances as of March 31, 2023 and, therefore, no allowance for credit losses on Advances was recorded. For the same reasons, the FHLB did not record any allowance for credit losses on Advances at December 31, 2022.

Advance Concentrations

Table 4.5 - Borrowers Holding Five Percent or more of Total Advances, Including Any Known Affiliates that are Members of the FHLB (dollars in millions)

March 31, 2023			December 31, 2022
	Principal	% of Total Principal Amount of Advances		Principal	% of Total Principal Amount of Advances
U.S. Bank, N.A.	$36,000	33%	U.S. Bank, N.A.	$19,000	28%
Keybank, N.A.	18,841	17	Keybank, N.A.	11,344	17
The Huntington National Bank	9,951	9	Third Federal Savings and Loan Association	4,826	7
Fifth Third Bank	6,801	6	Fifth Third Bank	4,301	6
Third Federal Savings and Loan Association	5,185	5	Nationwide Life Insurance Company	3,136	5
Total	$76,778	70%	Total	$42,607	63%

Note 5 - Mortgage Loans

Total mortgage loans held for portfolio represent residential mortgage loans under the Mortgage Purchase Program (MPP) that the FHLB's members originate, credit enhance, and then sell to the FHLB. The FHLB does not service any of these loans. The FHLB plans to retain its existing portfolio of mortgage loans.

Table 5.1 - Mortgage Loans Held for Portfolio (in thousands)

	March 31, 2023	December 31, 2022
Fixed rate medium-term single-family mortgage loans (1)	$507,137	$530,956
Fixed rate long-term single-family mortgage loans	6,406,037	6,475,525
Total unpaid principal balance	6,913,174	7,006,481
Premiums	148,362	151,756
Discounts	(2,190)	(2,246)
Hedging basis adjustments (2)	6,466	6,819
Total mortgage loans held for portfolio (3)	7,065,812	7,162,810
Allowance for credit losses on mortgage loans	(338)	(301)
Mortgage loans held for portfolio, net	$7,065,474	$7,162,509
(1)Medium-term is defined as a term of 15 years or less.
(2)Represents the unamortized balance of the mortgage purchase commitments' market values at the time of settlement. The market value of the commitment is included in the basis of the mortgage loan and amortized accordingly.
(3)Excludes accrued interest receivable of (in thousands) $21,639 and $21,846 at March 31, 2023 and December 31, 2022.

Table 5.2 - Mortgage Loans Held for Portfolio by Collateral/Guarantee Type (in thousands)

	March 31, 2023	December 31, 2022
Conventional mortgage loans	$6,804,232	$6,893,552
Federal Housing Administration (FHA) mortgage loans	108,942	112,929
Total unpaid principal balance	$6,913,174	$7,006,481

Table 5.3 - Members, Including Any Known Affiliates that are Members of the FHLB, and Former Members Selling Five Percent or more of Total Unpaid Principal (dollars in millions)

	March 31, 2023			December 31, 2022
	Principal	% of Total		Principal	% of Total
Union Savings Bank	$1,618	23%	Union Savings Bank	$1,651	24%
FirstBank	730	11	FirstBank	730	10
Guardian Savings Bank FSB	429	6	Guardian Savings Bank FSB	438	6

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

Table 5.4 - Changes in the LRA (in thousands)

Three Months Ended
March 31, 2023
LRA at beginning of year	$244,254
Additions	366
Claims	(158)
Scheduled distributions	(2,135)
LRA at end of period	$242,327

Payment Status of Mortgage Loans. The key credit quality indicator for conventional mortgage loans is payment status, which allows the FHLB to monitor borrower performance. Past due loans are those where the borrower has failed to make a full payment of principal and interest within one month of its due date. Table 5.5 presents the payment status of conventional mortgage loans.

Table 5.5 - Credit Quality Indicator of Conventional Mortgage Loans (in thousands)

	March 31, 2023
	Origination Year
Payment status, at amortized cost:	Prior to 2019	2019 to March 31, 2023	Total
Past due 30-59 days	$15,581	$8,928	$24,509
Past due 60-89 days	4,666	1,550	6,216
Past due 90 days or more	9,248	2,644	11,892
Total past due mortgage loans	29,495	13,122	42,617
Current mortgage loans	2,543,073	4,370,386	6,913,459
Total conventional mortgage loans	$2,572,568	$4,383,508	$6,956,076

	December 31, 2022
	Origination Year
Payment status, at amortized cost:	Prior to 2018	2018 to 2022	Total
Past due 30-59 days	$12,643	$14,440	$27,083
Past due 60-89 days	3,303	1,751	5,054
Past due 90 days or more	8,251	3,682	11,933
Total past due mortgage loans	24,197	19,873	44,070
Current mortgage loans	2,404,090	4,600,889	7,004,979
Total conventional mortgage loans	$2,428,287	$4,620,762	$7,049,049

Other delinquency statistics include loans in process of foreclosure, serious delinquency rates, loans past due 90 days or more and still accruing interest, and non-accrual loans. Table 5.6 presents other delinquency statistics of mortgage loans.

Table 5.6 - Other Delinquency Statistics (dollars in thousands)

	March 31, 2023
Amortized Cost:	Conventional MPP Loans	FHA Loans	Total
In process of foreclosure (1)	$5,503	$302	$5,805
Serious delinquency rate (2)	0.17%	1.07%	0.19%
Past due 90 days or more still accruing interest (3)	$11,393	$1,178	$12,571
Loans on non-accrual status (4)	$1,298	$—	$1,298

	December 31, 2022
Amortized Cost:	Conventional MPP Loans	FHA Loans	Total
In process of foreclosure (1)	$7,206	$361	$7,567
Serious delinquency rate (2)	0.18%	1.32%	0.19%
Past due 90 days or more still accruing interest (3)	$11,369	$1,500	$12,869
Loans on non-accrual status (4)	$1,423	$—	$1,423
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
(4)At March 31, 2023 and December 31, 2022, (in thousands) $909 and $971, respectively, of conventional MPP loans on non-accrual status do not have a related allowance because these loans were either previously charged off to their expected recoverable value and/or the fair value of the underlying collateral, including any credit enhancements, is greater than the amortized cost of the loans.

The FHLB did not have any real estate owned at March 31, 2023 or December 31, 2022.

Mortgage Loan Modifications. Under certain circumstances, the FHLB offers loan modifications within its MPP. Most commonly, loan modifications consist of capitalization of any past due interest with a corresponding increase in unpaid principal and a recast of the monthly principal and interest payment. Less frequently, loan modifications may include interest rate reductions, term extensions, balloon payments, or a combination of these types. The amortized cost basis of mortgage loans modified with borrowers experiencing financial difficulty during the three months ended March 31, 2023 was (in thousands) $1,793. The financial effect of the modifications was not material to the FHLB’s financial condition or results of operations.

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

Allowance for Credit Losses on Conventional Mortgage Loans. At March 31, 2023 and December 31, 2022 the FHLB's allowance for credit losses on its conventional mortgage loans held for portfolio was (in thousands) $338 and $301, respectively.

Note 6 - Derivatives and Hedging Activities

Nature of Business Activity

The FHLB is exposed to interest rate risk primarily from the effect of changes in interest rates. The goal of the FHLB's interest-rate risk management strategy is not to eliminate interest-rate risk, but to manage it within appropriate limits. To mitigate the risk of loss, the FHLB has established policies and procedures, which include guidelines on the amount of exposure to interest rate changes it is willing to accept. In addition, the FHLB monitors the risk to its interest income, net interest margin and average maturity of interest-earning assets and interest-bearing liabilities. The FHLB uses derivatives when they are considered to be the most cost-effective alternative to achieve the FHLB's financial and risk management objectives. See Note 7 - Derivatives and Hedging Activities in the FHLB's 2022 Annual Report on Form 10-K for additional information on the FHLB's derivative transactions.

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

Financial Statement Effect and Additional Financial Information

The notional amount of derivatives serves as a factor in determining periodic interest payments or cash flows received and paid. The notional amount reflects the FHLB's involvement in the various classes of financial instruments and represents neither the actual amounts exchanged nor the overall exposure of the FHLB to credit and market risk. The risks of derivatives only can be measured meaningfully on a portfolio basis that takes into account the counterparties, the types of derivatives, the items being hedged and any offsets between the derivatives and the items being hedged.

Table 6.1 summarizes the notional amount and fair value of derivative instruments and total derivative assets and liabilities. Total derivative assets and liabilities include the effect of netting adjustments and cash collateral. For purposes of this disclosure, the derivative values include the fair value of derivatives and the related accrued interest.

Table 6.1 - Fair Value of Derivative Instruments (in thousands)

	March 31, 2023
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as fair value hedging instruments:
Interest rate swaps	$26,577,146	$6,487	$90,449
Derivatives not designated as hedging instruments:
Interest rate swaps	41,724,590	17,946	37,736
Interest rate swaptions	200,000	2,223	—
Mortgage delivery commitments	22,138	116	8
Total derivatives not designated as hedging instruments	41,946,728	20,285	37,744
Total derivatives before adjustments	$68,523,874	26,772	128,193
Netting adjustments and cash collateral (1)		597,623	(128,184)
Total derivative assets and total derivative liabilities		$624,395	$9

	December 31, 2022
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as fair value hedging instruments:
Interest rate swaps	$21,577,007	$37,175	$32,630
Derivatives not designated as hedging instruments:
Interest rate swaps	28,840,270	5,839	55,327
Interest rate swaptions	355,000	7,766	—
Mortgage delivery commitments	14,291	12	88
Total derivatives not designated as hedging instruments	29,209,561	13,617	55,415
Total derivatives before adjustments	$50,786,568	50,792	88,045
Netting adjustments and cash collateral (1)		439,768	(87,585)
Total derivative assets and total derivative liabilities		$490,560	$460

(1)Amounts represent the application of the netting requirements that allow the FHLB to settle positive and negative positions, and also cash collateral, including accrued interest, held or placed by the FHLB with the same clearing agent and/or counterparty. Cash collateral posted, including accrued interest, was (in thousands) $728,447 and $533,270 at March 31, 2023 and December 31, 2022. Cash collateral received, including accrued interest, was (in thousands) $2,640 and $5,917 at March 31, 2023 and December 31, 2022.

Table 6.2 presents the impact of qualifying fair value hedging relationships on net interest income as well as the total interest income (expense) by product.

Table 6.2 - Impact of Fair Value Hedging Relationships on Net Interest Income (in thousands)

	Three Months Ended March 31, 2023
	Advances	Available-for-Sale Securities	Consolidated Bonds
Total interest income (expense) recorded in the Statements of Income	$896,609	$107,111	$(641,996)
Impact of Fair Value Hedging Relationships
Interest rate swaps:
Net interest settlements	$57,649	$70,361	$(7,859)
Gain (loss) on derivatives	(162,231)	(219,694)	12,053
Gain (loss) on hedged items	157,839	209,272	(11,952)
Effect on net interest income	$53,257	$59,939	$(7,758)

	Three Months Ended March 31, 2022
	Advances	Available-for-Sale Securities	Consolidated Bonds
Total interest income (expense) recorded in the Statements of Income	$45,318	$5,018	$(75,075)
Impact of Fair Value Hedging Relationships
Interest rate swaps:
Net interest settlements	$(21,695)	$(13,534)	$416
Gain (loss) on derivatives	222,491	337,161	(10,779)
Gain (loss) on hedged items	(220,175)	(337,269)	10,694
Effect on net interest income	$(19,379)	$(13,642)	$331

Table 6.3 presents the cumulative basis adjustments on hedged items designated as fair value hedges and the related amortized cost of the hedged items.

Table 6.3 - Cumulative Basis Adjustments for Fair Value Hedges (in thousands)

	March 31, 2023
	Advances	Available-for-Sale Securities	Consolidated Bonds
Amortized cost of hedged asset or liability (1)	$14,853,195	$9,416,187	$1,262,949
Fair value hedging adjustments
Basis adjustments for active hedging relationships included in amortized cost	$(249,203)	$(780,178)	$(29,793)
Basis adjustments for discontinued hedging relationships included in amortized cost	786	11,762	—
Total amount of fair value hedging basis adjustments	$(248,417)	$(768,416)	$(29,793)

	December 31, 2022
	Advances	Available-for-Sale Securities	Consolidated Bonds
Amortized cost of hedged asset or liability (1)	$10,199,624	$8,668,634	$1,286,881
Fair value hedging adjustments
Basis adjustments for active hedging relationships included in amortized cost	$(407,137)	$(989,810)	$(41,745)
Basis adjustments for discontinued hedging relationships included in amortized cost	882	13,932	—
Total amount of fair value hedging basis adjustments	$(406,255)	$(975,878)	$(41,745)
(1)     Includes only the portion of amortized cost representing the hedged items in fair value hedging relationships.

Table 6.4 presents net gains (losses) recorded in non-interest income (loss) on derivatives not designated as hedging instruments.

Table 6.4 - Net Gains (Losses) Recorded in Non-interest Income (Loss) on Derivatives Not Designated as Hedging Instruments (in thousands)

	Three Months Ended March 31,
	2023	2022
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	$2,586	$133,046
Interest rate swaptions	(4,501)	1,088
Net interest settlements	(5,009)	(31,174)
Mortgage delivery commitments	127	(5,883)
Total net gains (losses) related to derivatives not designated as hedging instruments	(6,797)	97,077
Price alignment amount (1)	(1,119)	28
Net gains (losses) on derivatives	$(7,916)	$97,105
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

For cleared derivatives, the Clearinghouse determines initial margin requirements and generally credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including, but not limited to, credit rating downgrades. At March 31, 2023, the FHLB was not required to post additional initial margin by its clearing agents based on credit considerations.

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

Table 6.5 presents separately the fair value of derivative instruments meeting or not meeting netting requirements, including the related collateral. At March 31, 2023 and December 31, 2022, the FHLB did not receive or pledge any non-cash collateral. Any over-collateralization under an individual clearing agent and/or counterparty level is not included in the determination of the net unsecured amount.

Table 6.5 - Offsetting of Derivative Assets and Derivative Liabilities (in thousands)

	March 31, 2023
	Derivative Instruments Meeting Netting Requirements
	Gross Recognized Amount	Gross Amount of Netting Adjustments and Cash Collateral	Derivative Instruments Not Meeting Netting Requirements (1)	Total Derivative Assets and Total Derivative Liabilities
Derivative Assets:
Uncleared	$17,032	$(8,283)	$116	$8,865
Cleared	9,624	605,906	—	615,530
Total				$624,395
Derivative Liabilities:
Uncleared	$53,836	$(53,835)	$8	$9
Cleared	74,349	(74,349)	—	—
Total				$9

	December 31, 2022
	Derivative Instruments Meeting Netting Requirements
	Gross Recognized Amount	Gross Amount of Netting Adjustments and Cash Collateral	Derivative Instruments Not Meeting Netting Requirements (1)	Total Derivative Assets and Total Derivative Liabilities
Derivative Assets:
Uncleared	$19,195	$(12,600)	$12	$6,607
Cleared	31,585	452,368	—	483,953
Total				$490,560
Derivative Liabilities:
Uncleared	$83,896	$(83,524)	$88	$460
Cleared	4,061	(4,061)	—	—
Total				$460
(1)    Represents mortgage delivery commitments that are not subject to an enforceable netting agreement.

Note 7 - Consolidated Obligations

Table 7.1 - Consolidated Discount Notes Outstanding (dollars in thousands)

	Carrying Value	Principal Amount	Weighted Average Interest Rate (1)
March 31, 2023	$69,684,853	$70,393,734	4.69%
December 31, 2022	$40,691,180	$41,007,526	3.95%
(1)Represents an implied rate without consideration of concessions.

Table 7.2 - Consolidated Bonds Outstanding by Original Contractual Maturity (dollars in thousands)

	March 31, 2023		December 31, 2022
Year of Original Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$68,672,675	4.67%	$48,105,620	4.00%
Due after 1 year through 2 years	6,910,405	4.11	3,056,405	2.97
Due after 2 years through 3 years	2,601,000	2.02	2,815,000	1.70
Due after 3 years through 4 years	1,207,500	1.95	934,000	1.97
Due after 4 years through 5 years	1,640,500	2.52	1,586,000	1.94
Thereafter	3,255,140	3.00	3,246,140	2.83
Total principal amount	84,287,220	4.40	59,743,165	3.69
Premiums	33,653		28,958
Discounts	(18,772)		(18,716)
Fair value hedging adjustments	(29,793)		(41,745)
Fair value option valuation adjustment and accrued interest	(12,863)		(43,917)
Total	$84,259,445		$59,667,745

Table 7.3 - Consolidated Bonds Outstanding by Call Features (in thousands)

	March 31, 2023	December 31, 2022
Principal Amount of Consolidated Bonds:
Non-callable	$72,472,720	$49,628,665
Callable	11,814,500	10,114,500
Total principal amount	$84,287,220	$59,743,165

Table 7.4 - Consolidated Bonds Outstanding by Original Contractual Maturity or Next Call Date (in thousands)

Year of Original Contractual Maturity or Next Call Date	March 31, 2023	December 31, 2022
Due in 1 year or less	$76,028,675	$54,465,620
Due after 1 year through 2 years	4,421,405	1,543,405
Due after 2 years through 3 years	809,000	803,000
Due after 3 years through 4 years	514,500	571,000
Due after 4 years through 5 years	287,500	258,000
Thereafter	2,226,140	2,102,140
Total principal amount	$84,287,220	$59,743,165

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

Table 7.5 - Consolidated Bonds by Interest-rate Payment Type (in thousands)

	March 31, 2023	December 31, 2022
Principal Amount of Consolidated Bonds:
Fixed-rate	$19,949,220	$19,797,165
Variable-rate	64,013,000	39,621,000
Step-up	325,000	325,000
Total principal amount	$84,287,220	$59,743,165

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

Table 8.1 - Rollforward of the AHP Liability (in thousands)

Balance at December 31, 2022	$87,923
Assessments (current year additions)	14,185
Subsidy uses, net	(4,234)
Balance at March 31, 2023	$97,874

Note 9 - Capital

Table 9.1 - Capital Requirements (dollars in thousands)

	March 31, 2023		December 31, 2022
	Minimum Requirement	Actual	Minimum Requirement	Actual
Risk-based capital	$1,193,088	$8,076,358	$920,030	$6,569,024
Capital-to-assets ratio (regulatory)	4.00%	4.91%	4.00%	6.05%
Regulatory capital	$6,573,220	$8,076,358	$4,344,380	$6,569,024
Leverage capital-to-assets ratio (regulatory)	5.00%	7.37%	5.00%	9.07%
Leverage capital	$8,216,525	$12,114,537	$5,430,475	$9,853,536

Restricted Retained Earnings. At March 31, 2023 and December 31, 2022 the FHLB had (in thousands) $585,601 and $560,118, respectively, in restricted retained earnings. These restricted retained earnings are not available to pay dividends but are available to absorb unexpected losses, if any, that an FHLBank may experience.

Table 9.2 - Rollforward of Mandatorily Redeemable Capital Stock (in thousands)

Balance, December 31, 2022	$17,453
Capital stock subject to mandatory redemption reclassified from equity	620
Repurchase/redemption of mandatorily redeemable capital stock	(1,405)
Balance, March 31, 2023	$16,668

Table 9.3 - Mandatorily Redeemable Capital Stock by Contractual Year of Redemption (in thousands)

Contractual Year of Redemption	March 31, 2023	December 31, 2022
Year 1	$511	$1,148
Year 2	9	29
Year 3	—	5
Year 4	8,670	5,853
Year 5	604	3,313
Past contractual redemption date due to remaining activity (1)	6,874	7,105
Total	$16,668	$17,453
(1)Represents mandatorily redeemable capital stock that is past the end of the contractual redemption period because there is activity outstanding to which the mandatorily redeemable capital stock relates.

Note 10 - Accumulated Other Comprehensive Income (Loss)

The following tables summarize the changes in accumulated other comprehensive income (loss) for the three months ended March 31, 2023 and 2022.

Table 10.1 - Accumulated Other Comprehensive Income (Loss) (in thousands)

	Net unrealized gains (losses) on available-for-sale securities	Pension and postretirement benefits	Total accumulated other comprehensive income (loss)
BALANCE, DECEMBER 31, 2021	$26,125	$(13,031)	$13,094
Other comprehensive income before reclassification:
Net unrealized gains (losses)	(37,772)	—	(37,772)
Reclassifications from other comprehensive income (loss) to net income:
Amortization - pension and postretirement benefits (1)	—	509	509
Net current period other comprehensive income (loss)	(37,772)	509	(37,263)
BALANCE, MARCH 31, 2022	$(11,647)	$(12,522)	$(24,169)

BALANCE, DECEMBER 31, 2022	$(48,726)	$(614)	$(49,340)
Other comprehensive income before reclassification:
Net unrealized gains (losses)	(3,046)	—	(3,046)
Reclassifications from other comprehensive income (loss) to net income:
Amortization - pension and postretirement benefits (1)	—	(98)	(98)
Net current period other comprehensive income (loss)	(3,046)	(98)	(3,144)
BALANCE, MARCH 31, 2023	$(51,772)	$(712)	$(52,484)
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

Table 11.1 - Financial Performance by Operating Segment (in thousands)

	Three Months Ended March 31,
	Traditional Member Finance	MPP	Total
2023
Net interest income (loss)	$146,489	$33,712	$180,201
Non-interest income (loss)	(6,004)	(4,374)	(10,378)
Non-interest expense	25,449	2,777	28,226
Income (loss) before assessments	115,036	26,561	141,597
Affordable Housing Program assessments	11,529	2,656	14,185
Net income (loss)	$103,507	$23,905	$127,412
2022
Net interest income (loss)	$77,375	$3,415	$80,790
Non-interest income (loss)	(32,112)	(5,081)	(37,193)
Non-interest expense	22,751	2,852	25,603
Income (loss) before assessments	22,512	(4,518)	17,994
Affordable Housing Program assessments	2,335	(452)	1,883
Net income (loss)	$20,177	$(4,066)	$16,111

Table 11.2 - Asset Balances by Operating Segment (in thousands)

	Assets
	Traditional Member Finance	MPP	Total
March 31, 2023	$155,592,539	$8,737,960	$164,330,499
December 31, 2022	99,649,867	8,959,637	108,609,504

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

The FHLB reviews the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain financial assets or liabilities. The FHLB did not have any transfers of assets or liabilities into or out of Level 3 of the fair value hierarchy during the three months ended March 31, 2023 or 2022.

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

Table 12.1 - Fair Value Summary (in thousands)

	March 31, 2023
		Fair Value
Financial Instruments	Carrying Value (1)	Total	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral (2)
Assets:
Cash and due from banks	$1,461,614	$1,461,614	$1,461,614	$—	$—	$—
Interest-bearing deposits	1,680,139	1,680,139	—	1,680,139	—	—
Securities purchased under agreements to resell	9,265,450	9,265,456	—	9,265,456	—	—
Federal funds sold	8,660,000	8,660,000	—	8,660,000	—	—
Trading securities	2,005,158	2,005,158	—	2,005,158	—	—
Available-for-sale securities	9,377,725	9,377,725	—	9,377,725	—	—
Held-to-maturity securities	15,334,758	15,073,334	—	15,073,334	—	—
Advances (3)	107,627,163	107,506,235	—	107,506,235	—	—
Mortgage loans held for portfolio	7,065,474	6,317,077	—	6,305,208	11,869	—
Loans to other FHLBanks	750,000	750,000	—	750,000	—	—
Accrued interest receivable	452,220	452,220	—	452,220	—	—
Derivative assets	624,395	624,395	—	26,772	—	597,623
Liabilities:
Deposits	1,270,994	1,270,449	—	1,270,449	—	—
Consolidated Obligations:
Discount Notes (4)	69,684,853	69,695,405	—	69,695,405	—	—
Bonds (5)	84,259,445	83,479,503	—	83,479,503	—	—
Mandatorily redeemable capital stock	16,668	16,668	16,668	—	—	—
Accrued interest payable	345,443	345,443	—	345,443	—	—
Derivative liabilities	9	9	—	128,193	—	(128,184)
(1)For certain financial instruments, the amounts represent net carrying value, which include an allowance for credit losses.
(2)Amounts represent the application of the netting requirements that allow the FHLB to settle positive and negative positions and also cash collateral and related accrued interest held or placed by the FHLB with the same counterparty.
(3)Includes (in thousands) $10,508 of Advances recorded under the fair value option at March 31, 2023.
(4)Includes (in thousands) $32,520,390 of Consolidated Obligation Discount Notes recorded under the fair value option at March 31, 2023.
(5)Includes (in thousands) $6,900,637 of Consolidated Obligation Bonds recorded under the fair value option at March 31, 2023.

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

Summary of Valuation Methodologies and Primary Inputs.

The valuation methodologies and primary inputs used to develop the measurement of fair value for assets and liabilities that are measured at fair value on a recurring or nonrecurring basis in the Statement of Condition are disclosed in Note 15 - Fair Value Disclosures in the FHLB's 2022 Annual Report on Form 10-K. There have been no significant changes in the valuation methodologies during the three months ended March 31, 2023.

Fair Value Measurements.

Table 12.2 presents the fair value of financial assets and liabilities that are recorded on a recurring basis at March 31, 2023 and December 31, 2022, by level within the fair value hierarchy.

Table 12.2 - Fair Value Measurements (in thousands)

	Fair Value Measurements at March 31, 2023
	Total	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral (1)
Recurring fair value measurements - Assets
Trading securities:
U.S. Treasury obligations	$493,999	$—	$493,999	$—	$—
GSE obligations	1,511,061	—	1,511,061	—	—
U.S. obligation single-family MBS	98	—	98	—	—
Total trading securities	2,005,158	—	2,005,158	—	—
Available-for-sale securities:
U.S. Treasury obligations	7,360,767	—	7,360,767	—	—
GSE obligations	119,683	—	119,683	—	—
GSE multi-family MBS	1,897,275	—	1,897,275	—	—
Total available-for-sale securities	9,377,725	—	9,377,725	—	—
Advances	10,508	—	10,508	—	—
Derivative assets:
Interest rate related	624,279	—	26,656	—	597,623
Mortgage delivery commitments	116	—	116	—	—
Total derivative assets	624,395	—	26,772	—	597,623
Total assets at fair value	$12,017,786	$—	$11,420,163	$—	$597,623

Recurring fair value measurements - Liabilities
Consolidated Obligations:
Discount Notes	$32,520,390	$—	$32,520,390	$—	$—
Bonds	6,900,637	—	6,900,637	—	—
Total Consolidated Obligations	39,421,027	—	39,421,027	—	—
Derivative liabilities:
Interest rate related	1	—	128,185	—	(128,184)
Mortgage delivery commitments	8	—	8	—	—
Total derivative liabilities	9	—	128,193	—	(128,184)
Total liabilities at fair value	$39,421,036	$—	$39,549,220	$—	$(128,184)
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

Table 12.3 presents net gains (losses) recognized in earnings related to financial assets and liabilities in which the fair value option was elected during the three months ended March 31, 2023 and 2022.

Table 12.3 – Fair Value Option - Financial Assets and Liabilities (in thousands)

	Three Months Ended March 31,
Net Gains (Losses) from Changes in Fair Value Recognized in Earnings	2023	2022
Advances	$33	$(1,440)
Consolidated Discount Notes	(16,548)	9,200
Consolidated Bonds	(18,297)	10,918
Total net gains (losses)	$(34,812)	$18,678

For instruments recorded under the fair value option, the related contractual interest income, contractual interest expense and the discount amortization on Discount Notes are recorded as part of net interest income on the Statements of Income. The remaining changes in fair value for instruments in which the fair value option has been elected are recorded as “Net gains (losses) on financial instruments held under fair value option” in the Statements of Income, except for changes in fair value related to instrument specific credit risk, which are recorded in accumulated other comprehensive income (loss) in the Statement of Condition. The FHLB has determined that none of the remaining changes in fair value were related to instrument-specific credit risk for the three months ended March 31, 2023 or 2022. In determining that there has been no change in instrument-specific credit risk period to period, the FHLB primarily considered the following factors:

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

Table 12.4 – Aggregate Unpaid Balance and Aggregate Fair Value (in thousands)

	March 31, 2023			December 31, 2022
	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Aggregate Fair Value Over/(Under) Aggregate Unpaid Principal Balance	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Aggregate Fair Value Over/(Under) Aggregate Unpaid Principal Balance
Advances	$10,500	$10,508	$8	$5,000	$4,954	$(46)
Consolidated Discount Notes	32,843,826	32,520,390	(323,436)	21,182,801	21,010,746	(172,055)
Consolidated Bonds	6,913,500	6,900,637	(12,863)	5,513,500	5,469,583	(43,917)

Note 13 - Commitments and Contingencies

Off-Balance Sheet Commitments. Table 13.1 represents off-balance sheet commitments at March 31, 2023 and December 31, 2022. The FHLB has deemed it unnecessary to record any liabilities for credit losses on these commitments at March 31, 2023 and December 31, 2022.

Table 13.1 - Off-Balance Sheet Commitments (in thousands)

	March 31, 2023			December 31, 2022
Notional Amount	Expire within one year	Expire after one year	Total	Expire within one year	Expire after one year	Total
Letters of Credit	$39,664,997	$306,349	$39,971,346	$41,122,833	$222,439	$41,345,272
Commitments for standby bond purchases	—	—	—	11,015	—	11,015
Commitments to fund additional Advances	15,000	—	15,000	—	—	—
Commitments to purchase mortgage loans	22,138	—	22,138	14,291	—	14,291
Unsettled Consolidated Bonds, principal amount (1)	20,000	—	20,000	3,000,000	—	3,000,000
Unsettled Consolidated Discount Notes, principal amount (1)	—	—	—	182,205	—	182,205
(1)Expiration is based on settlement period rather than underlying contractual maturity of Consolidated Obligations.

The carrying value of guarantees related to Letters of Credit are recorded in other liabilities and were (in thousands) $11,490 and $9,691 at March 31, 2023 and December 31, 2022.

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

Note 14 - Transactions with Other FHLBanks

The FHLB notes transactions with other FHLBanks on the face of its financial statements. Occasionally, the FHLB loans short-term funds to and borrows short-term funds from other FHLBanks. These loans and borrowings are transacted at current market rates when traded. There were (in thousands) $750,000 of loans outstanding at March 31, 2023 and no such loans outstanding at December 31, 2022. There were no such borrowings outstanding at March 31, 2023 or December 31, 2022. The following table details the average daily balance of lending and borrowing between the FHLB and other FHLBanks for the three months ended March 31, 2023 and 2022.

Table 14.1 - Lending and Borrowing Between the FHLB and Other FHLBanks (in thousands)

	Average Daily Balances for the Three Months Ended March 31,
	2023	2022
Loans to other FHLBanks	$41,667	$—

In addition, the FHLB may, from time to time, assume the outstanding primary liability for Consolidated Obligations of another FHLBank (at current market rates on the day when the transfer is traded) rather than issuing new debt for which the FHLB is the primary obligor. During the three months ended March 31, 2023, the par amount of the liability on Consolidated Obligations transferred to the FHLB totaled (in thousands) $250,000. The net discount associated with this transaction was immaterial. There were no Consolidated Obligations transferred to the FHLB during the three months ended March 31, 2022. The FHLB had no Consolidated Obligations transferred to other FHLBanks during these periods.

Note 15 - Transactions with Stockholders

As a cooperative, the FHLB's capital stock is owned by its members, by former members that retain the stock as provided in the FHLB's Capital Plan and by nonmember institutions that have acquired members and must retain the stock to support Advances or other activities with the FHLB. All Advances were issued to members and all mortgage loans held for portfolio were purchased from members during the three months ended March 31, 2023 and 2022. The FHLB may also maintain demand deposit accounts for members, primarily to facilitate settlement activities that are directly related to Advances and mortgage loan purchases. Additionally, the FHLB may enter into interest rate swaps with its stockholders. The FHLB may not invest in any equity securities issued by its stockholders. At March 31, 2023 and December 31, 2022, the FHLB did not own any MBS securitized by, or other investment securities issued by, its stockholders.

For financial statement purposes, the FHLB defines related parties as those members with more than 10 percent of the voting interests of the FHLB capital stock outstanding. Federal statute prescribes the voting rights of members in the election of both Member and Independent directors. For Member directorships, the Finance Agency designates the number of Member directorships in a given year and an eligible voting member may vote only for candidates seeking election in its respective state. For Independent directors, the FHLB's Board of Directors nominates candidates to be placed on the ballot in an at-large election. For both Member and Independent director elections, a member is entitled to vote one share of required capital stock, subject to a statutory limitation, for each applicable directorship. Under this limitation, the total number of votes that a member may cast is limited to the average number of shares of the FHLB's capital stock that were required to be held by all members in that state as of the record date for voting. Nonmember stockholders are not eligible to vote in director elections. Given these statutory limitations, no member owned more than 10 percent of the voting interests of the FHLB at March 31, 2023 or December 31, 2022.

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

Transactions with Directors' Financial Institutions. In the ordinary course of its business, the FHLB provides products and services to members whose officers or directors serve as directors of the FHLB (Directors' Financial Institutions). Finance Agency regulations require that transactions with Directors' Financial Institutions be made on the same terms as those with any other member. The following table reflects balances with Directors' Financial Institutions for the items indicated below. The FHLB had no MBS or derivatives transactions with Directors' Financial Institutions at March 31, 2023 or December 31, 2022.

Table 15.1 - Transactions with Directors' Financial Institutions (dollars in millions)

	March 31, 2023		December 31, 2022
	Balance	% of Total (1)	Balance	% of Total (1)
Advances	$38,912	36.1%	$22,009	32.6%
MPP	18	0.3	56	0.8
Regulatory capital stock	2,094	31.6	1,501	29.0
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

Table 15.2 - Stockholders Holding Five Percent or more of Regulatory Capital Stock (dollars in millions)

	Regulatory Capital Stock		Advance	MPP Unpaid
March 31, 2023	Balance	% of Total	Principal	Principal Balance
U.S. Bank, N.A.	$1,907	29%	$36,000	$7
Keybank, N.A.	958	14	18,841	—
The Huntington National Bank	739	11	9,951	—
Fifth Third Bank	395	6	6,801	342

	Regulatory Capital Stock		Advance	MPP Unpaid
December 31, 2022	Balance	% of Total	Principal	Principal Balance
U.S. Bank, N.A.	$1,293	25%	$19,000	$8
Keybank, N.A.	670	13	11,344	—
Fifth Third Bank	381	7	4,301	—
The Huntington National Bank	303	6	1,702	348

Nonmember Affiliates. The FHLB has relationships with three nonmember affiliates, the Kentucky Housing Corporation, the Ohio Housing Finance Agency and the Tennessee Housing Development Agency. The FHLB had no investments in or borrowings to any of these nonmember affiliates at March 31, 2023 or December 31, 2022.

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

▪political, national, or world events, including acts of war, civil unrest, terrorism, natural disasters, climate change, pandemics, or other catastrophic events, and legislative, regulatory, government, judicial or other developments that could affect us, our members, our counterparties, other Federal Home Loan Banks (FHLBanks) and other government-

sponsored enterprises (GSEs), and/or investors in the Federal Home Loan Bank System's (FHLBank System) unsecured debt securities, which are called Consolidated Obligations or Obligations;

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

EXECUTIVE OVERVIEW

Recent Developments

Business Environment
During the first three months of 2023, concerns about inflation, a potential recession, the health of the banking industry following significant deposit outflows experienced by several U.S. banks, and interest rate hikes by the Federal Reserve were dominant themes causing market stress and volatility. Throughout these challenges, we have continued to fulfill our mission of providing robust access to a key source of readily available and competitively priced wholesale funding to member financial institutions and supporting our commitment to affordable housing and community investment. For example, in connection with the March 2023 bank failures outside of the Fifth District, we continued to provide uninterrupted access to Advances to deliver liquidity to our members in the days following these bank failures.

In April 2023, we demonstrated our commitment to support our housing and community investment programs with an additional voluntary contribution of $12.8 million. These funds are in addition to the required AHP assessments under the FHLBank Act, and will increase amounts available in 2023 for the Carol M. Peterson Housing Fund, Welcome Home Program and competitive Affordable Housing Program (AHP) offering.

Our capital and liquidity positions continue to remain strong, as has our overall ability to fund operations through the issuance of Consolidated Obligations at acceptable interest costs, including most recently during the market volatility this quarter. Additionally, overall residual credit risk exposure from our Credit Services, mortgage loan portfolio, investments, and derivative transactions has remained de minimis. Our market risk measures continue to be within our risk appetite. We continue to monitor the changing economic landscape and effects of inflation, the recent bank failures and the ensuing market volatility and are committed to assisting members in meeting their funding needs as these events continue to unfold.

Financial Condition

Mission Assets and Activities
Primary Mission Assets (i.e., principal balances of Advances and mortgage loans held for portfolio) and Supplemental Mission Activities (i.e., Letters of Credit, Mandatory Delivery Contracts and standby bond purchase agreements) are the principal business activities by which we fulfill our mission with direct connections to members and what we refer to as Mission Assets and Activities. We regularly monitor our concentration of Mission Assets and Activities. One measure we use to assess mission achievement is our Primary Mission Asset ratio, which measures the sum of average Advances and mortgage loans as a percentage of average Consolidated Obligations (adjusted for certain high-quality liquid assets, as permitted by regulation). In the first three months of 2023, the Primary Mission Asset ratio averaged 79 percent, above the Finance Agency's preferred ratio of 70 percent. In assessing overall mission achievement, we also consider supplemental sources of Mission Assets and Activities, the most significant of which is Letters of Credit issued for the benefit of members.

The following table summarizes our Mission Assets and Activities.

	Ending Balances			Average Balances
	March 31,		December 31,	Three Months Ended March 31,		Year Ended December 31,
(In millions)	2023	2022	2022	2023	2022	2022
Primary Mission Assets (1):
Advances	$107,878	$33,650	$67,428	$76,889	$33,328	$52,367
Mortgage loans held for portfolio	6,913	7,379	7,006	6,963	7,461	7,263
Total Primary Mission Assets	$114,791	$41,029	$74,434	$83,852	$40,789	$59,630

Supplemental Mission Activities (2):
Letters of Credit (notional)	$39,971	$33,813	$41,345	$40,610	$34,188	$36,887
Mandatory Delivery Contracts (notional)	22	75	14	17	83	45
Standby bond purchase agreements (notional)	—	12	11	6	26	15
Total Supplemental Mission Activities	$39,993	$33,900	$41,370	$40,633	$34,297	$36,947
(1)Amounts represent principal balances.
(2)Amounts represent off-balance sheet commitments.

Advance principal balances increased $40.5 billion (60 percent) from year-end 2022. Additionally, average principal Advance balances for the three months ended March 31, 2023 increased $43.6 billion (131 percent) compared to the same period of 2022. The increase in Advance balances resulted primarily from depository members' greater demand for liquidity, especially short-term Advances, in response to the stress placed on the banking industry and financial markets.

Advance balances are often volatile given our members' ability to quickly, normally on the same day, increase or decrease the amount of their Advances. We believe that a key benefit of membership comes from our business model as a wholesale lender GSE, which provides members flexibility in their Advance funding levels and helps support their asset-liability management needs. We act as a reliable source of funding for our members. Our business model is designed to support significant changes in asset levels without having to undergo material changes in staffing, operations, risk practices, or general resource needs. A key reason for this scalability is that our Capital Plan provides for additional capital when Advances grow and the opportunity for us to retire capital when Advances decline, thereby acting, along with our level of operating expenses, to preserve competitive profitability.

The MPP principal balance declined $0.1 billion (one percent) from the year-end 2022 balance. During the first three months of 2023, we purchased less than $0.1 billion of mortgage loans, while principal reductions were $0.1 billion. Principal reductions in the first quarter of 2023 trended much lower than the reductions in 2022, due in large part to the elevated mortgage rate environment.

Letters of Credit decreased $1.4 billion (three percent) from year-end 2022. Letters of Credit balances are primarily used by members to secure public unit deposits. We normally earn fees on Letters of Credit based on the actual average amount of the Letters utilized, which generally is less than the notional amount issued.

Investments
The balance of investments at March 31, 2023 was $46.3 billion, an increase of $12.7 billion (38 percent) from year-end 2022. At March 31, 2023, investments included $17.2 billion of MBS and $29.1 billion of other investments, which consisted primarily of short-term instruments and longer-term U.S. Treasury and GSE obligations held for liquidity. All of our MBS held at March 31, 2023 were issued and guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. The increase in investments was primarily driven by higher liquidity investments. We held more liquidity investments at the end of the first quarter of 2023 in light of the increased Advance demand, which was concentrated in short-term Advances and somewhat volatile. Liquidity investments can vary significantly on a daily basis during times of volatility in Advance balances. We maintained a robust amount of asset liquidity throughout the first three months of 2023 across a variety of liquidity measures, as discussed in the "Liquidity Risk" section of "Quantitative and Qualitative Disclosures About Risk Management."

Investments averaged $38.3 billion in the first three months of 2023, an increase of $3.3 billion (10 percent) compared to the average during the same period of 2022, which was driven by higher MBS. The average balances of MBS rose given our increased authority to purchase MBS, which was a result of the higher regulatory capital balance in support of Advance borrowings.

Capital
The GAAP and regulatory capital-to-assets ratios at March 31, 2023 were 4.87 percent and 4.91 percent, respectively. Both ratios exceeded the regulatory required minimum of four percent. Regulatory capital includes mandatorily redeemable capital stock accounted for as a liability under GAAP. Both GAAP and regulatory capital increased $1.5 billion from year-end 2022. The increase in capital was driven by purchases of capital stock to support Advance activity in the first quarter of 2023. Retained earnings totaled $1.5 billion at March 31, 2023, an increase of four percent from year-end 2022. We believe the amount of retained earnings is sufficient to protect against members' impairment risk of their capital stock investment in the FHLB and to provide the opportunity to stabilize or increase future dividends.

Results of Operations

Overall Results
Our earnings over time reflect the combination of a stable business model and conservative management of risk. Key market driven factors that can cause significant periodic volatility in our profitability include changes in the level of interest rates, changes in spreads between benchmark interest rates and our short-term funding costs, recognition of net amortization from accelerated prepayments of mortgage assets, and fair value adjustments related to the use of derivatives and the associated hedged items. Our profitability may also be affected by our members' overall Advance demand, which is largely influenced by the monetary policies of the U.S. government and its agencies, including the Federal Reserve, and general economic conditions. The table below summarizes our results of operations.

	Three Months Ended March 31,		Year Ended December 31,
(Dollars in millions)	2023	2022	2022
Net income	$127	$16	$252
Affordable Housing Program assessments	14	2	29
Return on average equity (ROE)	8.03%	1.48%	4.78%
Return on average assets	0.42	0.09	0.25
Weighted average dividend rate	6.00	2.00	4.31
Dividend payout ratio (1)	58.1	76.8	57.1
Average overnight interest rates (2)	4.50	0.11	1.67
ROE spread to average overnight interest rates	3.53	1.37	3.11
Dividend rate spread to average overnight interest rates	1.50	1.89	2.64
(1)Dividend payout ratio is dividends declared in the period as a percentage of net income.
(2)Average overnight interest rates consist of the Secured Overnight Financing Rate (SOFR) and the Federal funds effective rate.

Net income increased $111 million in the first three months of 2023 compared to the same period of 2022. The increase in net income was primarily a result of significantly higher interest rates and average Advance balances. In particular, during the first quarter of 2023, higher average interest rates increased the earnings generated from investing the FHLB's capital and contributed to improved spreads earned on mortgage loans held for portfolio. Additionally, average Advance balances were significantly higher in the first quarter of 2023 compared to the same period of 2022 primarily due to depository members' greater demand for liquidity. In March 2023, member demand for Advances accelerated further in response to the stress placed on the banking industry after several U.S. banks experienced significant deposit outflows and the ensuing uncertainties in the financial markets.

In the first three months of 2023, we accrued $14 million for the AHP pool of funds, which will be available to members in 2024. In addition to the required AHP assessment, our Board of Directors may elect to make voluntary contributions to our AHP or other community investment programs. For example, in April 2023 we voluntarily committed an additional $12.8 million to address the needs related to affordable housing and economic development in the Fifth District.
In March 2023, we paid stockholders a quarterly dividend at a 6.00 percent annualized rate on their capital investment in our company, which is 1.50 percentage points above first quarter average overnight interest rates.

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

	Quarter 1 2023		Year 2022		Quarter 1 2022
	Ending	Average	Ending	Average	Ending	Average
Federal funds effective	4.83%	4.51%	4.33%	1.69%	0.33%	0.12%
SOFR	4.87	4.49	4.30	1.65	0.29	0.09
3-month LIBOR	5.19	4.92	4.77	2.39	0.96	0.51
2-year LIBOR	4.36	4.65	4.71	3.27	2.55	1.63
10-year LIBOR	3.46	3.64	3.84	3.00	2.41	2.01
2-year U.S. Treasury	4.03	4.36	4.43	2.98	2.34	1.43
10-year U.S. Treasury	3.47	3.65	3.88	2.95	2.34	1.93
15-year mortgage current coupon (1)	4.53	4.54	4.71	3.60	2.82	2.17
30-year mortgage current coupon (1)	5.05	5.17	5.39	4.25	3.49	2.83

(1)     Current coupon rate of Fannie Mae par MBS indications.

At March 31, 2023, the target overnight Federal funds rate was in the range of 4.75 to 5.00 percent, a significant increase from the range of 0.25 to 0.50 percent at March 31, 2022. In May 2023, the Federal Reserve increased the target overnight Federal funds rate by 0.25 percent to a range of 5.00 to 5.25 percent.

Average overnight rates were approximately 440 basis points higher in the first three months of 2023 compared to the same period of 2022, while average mortgage rates increased approximately 230 basis points. The increase in short-term rates improved our earnings from capital by $65 million in the first three months of 2023. Additionally, the substantial increase in average rates in the first quarter of 2023 compared to the same period of 2022 benefited net income as it improved the spreads earned on our mortgage loans held for portfolio.

During the first three months of 2023 and throughout 2022, the market risk exposure to changing interest rates was moderate and within policy limits. We believe that longer-term profitability will be competitive, unless interest rates were to further increase significantly for a sustained period of time.

Regulatory and Legislative Developments

Significant regulatory and legislative actions and developments for the period covered by this Report not previously disclosed are summarized below.

Consumer Financial Protection Bureau (CFPB) Final Rule on Small Business Lending Data
On March 30, 2023, the CFPB issued a final rule requiring certain covered financial institutions to collect and report small business lending data. Small businesses are businesses with $5 million or less in gross annual revenue in the preceding fiscal year. The FHLBanks will be subject to data collection and reporting obligations if an FHLBank has originated a minimum of 100 “covered credit transactions” to small businesses in each of the two preceding calendar years. The final rule implements phased-in compliance dates, beginning on October 1, 2024, based on the number of originations the covered financial institution makes to small businesses within a specified timeframe. We are assessing whether the obligations will be triggered for us and what operational changes will be necessary for compliance. While we are still analyzing the impact of the final rule, we do not believe these changes will have a material effect on our financial condition or results of operations.

Finance Agency Proposed Rule on Fair Lending, Fair Housing, and Equitable Housing Finance Plans
On April 26, 2023, the Finance Agency published a proposed rule that specifies requirements related to FHLBank compliance with fair housing and fair lending laws and prohibitions on unfair or deceptive acts or practices. The fair housing and fair lending laws would be the Fair Housing Act, the Equal Credit Opportunity Act, and those acts’ implementing regulations. Further, the proposed rule would outline the Finance Agency’s enforcement authority. The proposal is open for public comment through June 26, 2023, and we are evaluating the potential impact of the proposed rule on our operations.

LIBOR Transition Update

In preparation for the replacement of LIBOR, which will either cease to be provided by any administrator or no longer be representative immediately after June 30, 2023, we have developed and implemented a LIBOR transition plan to remediate our LIBOR-linked financial instruments and contracts. We have added or adjusted fallback language for our Advances, have worked with our counterparties to address over-the-counter derivative agreements referencing U.S. dollar LIBOR, and will convert LIBOR-linked MBS as part of our LIBOR transition efforts. We have offered SOFR-linked Consolidated Obligations and SOFR-linked Advances on an ongoing basis. In addition, we have been using SOFR-based derivatives to manage interest-rate risk, purchasing SOFR-linked MBS, and converted LIBOR-based interest rate swaps with maturities after June 30, 2023 to SOFR. Collectively, we believe these efforts have reduced our LIBOR exposure and have kept us on track for the full replacement of LIBOR.

The following table presents our remaining LIBOR-indexed Advances, investment securities and derivatives at March 31, 2023. At March 31, 2023, all of our variable rate Consolidated Obligations were linked to SOFR.

(In millions)	Maturing on or before June 30, 2023	Maturing after June 30, 2023
LIBOR-Indexed Variable Rate Financial Instruments
Advances by redemption term	$2	$3,007
MBS by contractual maturity (1)	—	3,365
Total principal amount	$2	$6,372
Derivatives, notional amount by termination date	$219	$—
(1)MBS are presented by contractual maturity; however, their expected maturities will likely differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

The market transition away from LIBOR towards SOFR is complicated and includes the possible development of term structures and credit adjustments to accommodate differences between LIBOR and SOFR and the potential introduction of other alternative reference rates. However, we believe our LIBOR transition plan has effectively positioned us for the full replacement of LIBOR and has reduced the risk of adverse effects the transition may have on our business.

ANALYSIS OF FINANCIAL CONDITION

Credit Services

Credit Activity and Advance Composition
The table below shows trends in Advance balances by major programs and in the notional amount of Letters of Credit.

(Dollars in millions)	March 31, 2023		December 31, 2022		March 31, 2022
	Balance	Percent(1)	Balance	Percent(1)	Balance	Percent(1)
Adjustable/Variable-Rate Indexed:
LIBOR	$3,009	3%	$3,012	4%	$3,292	10%
SOFR	17,230	16	10,170	15	426	1
Other	9,010	8	2,785	4	174	1
Total	29,249	27	15,967	23	3,892	12
Fixed-Rate:
Repurchase based (REPO)	53,002	49	26,436	39	14,496	43
Regular Fixed-Rate	20,298	19	19,505	29	9,656	29
Putable (2)	830	1	1,020	2	2,342	7
Amortizing/Mortgage Matched	1,328	1	1,358	2	1,464	4
Other	3,171	3	3,142	5	1,800	5
Total	78,629	73	51,461	77	29,758	88
Total Advances Principal	$107,878	100%	$67,428	100%	$33,650	100%

Letters of Credit (notional) (3)	$39,971		$41,345		$33,813
(1)As a percentage of total Advances principal.
(2)Excludes Putable Advances where the related put options have expired or where the Advance is indexed to a variable-rate. These Advances are classified based on their current terms.
(3)Represents the amount of an off-balance sheet obligation.

Advance principal balances at March 31, 2023 increased 60 percent compared to year-end 2022. The increase in Advances resulted primarily from depository members' greater demand for liquidity in response to the stress placed on the banking industry after several U.S. banks experienced significant deposit outflows and the ensuing uncertainties in the financial markets. Although Advance balances have increased, much of the demand has been for short-term Advances, which are often volatile as members' funding needs may change quickly. The future levels of Advance balances are difficult to predict and depend on many factors, including but not limited to, changes in the level of liquidity in the financial markets, changes in our members' deposit levels compared to loan growth and whether an economic downturn occurs.

Letters of Credit are issued on behalf of members to support certain obligations of members (or members' customers) to third-party beneficiaries. Letters of Credit were elevated throughout 2022 and only decreased $1.4 billion (three percent) in the first three months of 2023 as members continue to primarily use them to secure higher levels of public unit deposits. Letters of Credit usually expire without being drawn upon.

The following tables present principal balances for the five members with the largest Advance borrowings.

(Dollars in millions)
March 31, 2023			December 31, 2022
Name	Principal Amount of Advances	Percent of Total Principal Amount of Advances	Name	Principal Amount of Advances	Percent of Total Principal Amount of Advances
U.S. Bank, N.A.	$36,000	33%	U.S. Bank, N.A.	$19,000	28%
Keybank, N.A.	18,841	17	Keybank, N.A.	11,344	17
The Huntington National Bank	9,951	9	Third Federal Savings and Loan Association	4,826	7
Fifth Third Bank	6,801	6	Fifth Third Bank	4,301	6
Third Federal Savings and Loan Association	5,185	5	Nationwide Life Insurance Company	3,136	5
Total of Top 5	$76,778	70%	Total of Top 5	$42,607	63%

We believe that having large financial institutions that actively use our products augments the value of membership to members. For example, such activity improves our operating efficiency, increases our earnings and thereby contributions to housing and community investment programs. This activity may enable us to obtain more favorable funding costs and helps us maintain competitively priced products.

Mortgage Loans Held for Portfolio (Mortgage Purchase Program, or MPP)

MPP balances are influenced by conditions in the housing and mortgage markets, the competitiveness of prices we offer to purchase loans as well as program features, and activity from our largest sellers. We manage purchases and balances at a prudent level relative to capital and total assets to effectively manage market and credit risks consistent with our risk appetite.

The table below shows principal purchases and reductions of loans in the MPP for the first three months of 2023. All loans acquired in the first three months of 2023 were conventional loans.

(In millions)	MPP Principal
Balance, December 31, 2022	$7,006
Principal purchases	42
Principal reductions	(135)
Balance, March 31, 2023	$6,913

We closely track the refinancing incentives of our mortgage assets (including loans in the MPP and MBS) because the option for homeowners to change their principal payments normally represents the largest portion of our market risk exposure and can affect MPP balances. MPP principal paydowns decreased in the first three months of 2023 to a four percent annual constant prepayment rate, compared to the 11 percent rate during 2022, driven by the elevated mortgage rate environment that has persisted over the last several quarters. Likewise, elevated mortgage rates have substantially eliminated any borrower incentive to refinance and have slowed mortgage purchase originations, which in turn has continued the slow pace of our purchases of new MPP loans in the first quarter of 2023.

Overall, MPP yields on new purchases and existing portfolio balances, relative to their market and credit risks, are expected to continue to generate a profitable long-term return.

Investments

The table below presents the ending and average balances of our investment portfolio.

	Three Months Ended		Year Ended
(In millions)	March 31, 2023		December 31, 2022
	Ending Balance	Average Balance	Ending Balance	Average Balance
Liquidity investments	$29,138	$20,927	$17,028	$24,608
MBS	17,185	16,822	16,577	13,678
Other investments (1)	—	585	—	444
Total investments	$46,323	$38,334	$33,605	$38,730
(1)The average balance includes the rights or obligations to cash collateral, which are included in the fair value of derivative assets or derivative liabilities on the Statements of Condition at period end.

Liquidity investments are either short-term (primarily overnight), or longer-term investments that may be sold and converted to cash. Under our regulatory requirements, liquidity includes certain high-quality liquid assets, which are defined as uncommitted U.S. Treasury obligations with remaining maturities of 10 years or less held as trading securities or available-for-sale securities. It is normal for liquidity investments to vary by up to several billion dollars on a daily basis. Liquidity investment levels can vary significantly based on changes in the amount of actual Advances, anticipated demand for Advances, regulatory liquidity requirements, the availability of acceptable net spreads, and the number of eligible counterparties that meet our unsecured credit risk criteria. The ending balance of liquidity investments at March 31, 2023 increased $12.1 billion (71 percent) compared to year-end 2022 because of additional liquidity investments being held in light of the increased level and volatility of Advance demand as previously described.

Our overarching strategy for balances of MBS is to keep holdings as close as possible to the regulatory maximum. Finance Agency regulations prohibit us from purchasing MBS if our investment in these securities exceeds three times regulatory capital on the day we intend to purchase the securities. The ratio of MBS to regulatory capital was 2.15 at March 31, 2023. The MBS ratio was below our preference to hold it near the three times regulatory maximum primarily because of the rapid increase in regulatory capital, which was driven by members' purchases of capital stock to support Advance activity.

The balance of MBS at March 31, 2023 consisted of $16.0 billion of securities issued by Fannie Mae or Freddie Mac (of which $12.4 billion were floating-rate securities), and $1.2 billion of securities issued by Ginnie Mae (which are primarily fixed rate).
The table below shows principal purchases and paydowns of our MBS for the first three months of 2023.

(In millions)	MBS Principal
Balance at December 31, 2022	$16,798
Principal purchases	828
Principal paydowns	(259)
Balance at March 31, 2023	$17,367

As mortgage rates remained elevated in the first three months of 2023, MBS principal paydowns decreased to a six percent annual constant prepayment rate from the 12 percent rate experienced in all of 2022.

Consolidated Obligations

We generally fund variable-rate assets with Discount Notes (a portion of which may be swapped), adjustable-rate Bonds, and swapped fixed-rate Bonds because they give us the ability to effectively match the underlying rate reset periods embedded in these assets. The balances and composition of our Consolidated Obligations tend to fluctuate with changes in the balances and composition of our assets. In addition, changes in the amount and composition of our funding may be necessary from time to time to meet the days of positive liquidity and asset/liability maturity funding gap requirements discussed in the "Liquidity Risk" section of "Quantitative and Qualitative Disclosures About Risk Management."

The table below presents the ending and average balances of our participations in Consolidated Obligations.

	Three Months Ended		Year Ended
(In millions)	March 31, 2023		December 31, 2022
	Ending Balance	Average Balance	Ending Balance	Average Balance
Discount Notes:
Unswapped	$37,550	$21,856	$19,825	$24,931
Swapped	32,844	28,264	21,183	21,692
Total par Discount Notes	70,394	50,120	41,008	46,623
Other items (1)	(709)	(546)	(317)	(173)
Total Discount Notes	69,685	49,574	40,691	46,450
Bonds:
Unswapped fixed-rate	12,068	12,537	13,280	14,078
Unswapped adjustable-rate (2)	64,013	45,444	39,621	22,834
Swapped fixed-rate	8,206	6,397	6,842	7,062
Total par Bonds	84,287	64,378	59,743	43,974
Other items (1)	(28)	(61)	(75)	(34)
Total Bonds	84,259	64,317	59,668	43,940
Total Consolidated Obligations (3)	$153,944	$113,891	$100,359	$90,390
(1)Includes unamortized premiums/discounts, fair value option valuation adjustments, hedging and other basis adjustments.
(2)At March 31, 2023 and December 31, 2022, all unswapped adjustable-rate Bonds were indexed to SOFR.
(3)The 11 FHLBanks have joint and several liability for the par amount of all of the Consolidated Obligations issued on their behalves. The par amount of the outstanding Consolidated Obligations for all of the FHLBanks was (in millions) $1,477,668 and $1,181,743 at March 31, 2023 and December 31, 2022, respectively.

The balances of Discount Notes and unswapped adjustable-rate Bonds in the first three months of 2023 were higher compared to the balances at year-end 2022 primarily due to growth in short-term and variable-rate Advances and liquidity investments. The growth in Advances resulted primarily from depository members' greater demand for liquidity in response to the stress placed on the banking industry and financial markets.

The ending and average balances of swapped Discount Notes at March 31, 2023 remained elevated as the market environment during the first quarter of 2023 generally favored swapped debt. We swap term Discount Notes and fixed-rate bonds to adjustable-rates in order to match the underlying rate reset periods to the assets the Discount Notes and Bonds are funding, as well as to reduce the repricing risk of Discount Notes.

Deposits

Total deposits with us are normally a relatively minor source of funding. All deposits with us are uninsured. Total interest-bearing deposits at March 31, 2023 were $1.3 billion, an increase of $0.2 billion compared to the balance at year-end 2022.

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

	Three Months Ended		Year Ended
(In millions)	March 31, 2023		December 31, 2022
	Period End	Average	Period End	Average
GAAP and Regulatory Capital
GAAP Capital Stock	$6,605	$5,023	$5,151	$3,961
Mandatorily Redeemable Capital Stock	17	17	17	115
Regulatory Capital Stock	6,622	5,040	5,168	4,076
Retained Earnings	1,454	1,447	1,401	1,339
Regulatory Capital	$8,076	$6,487	$6,569	$5,415

	Three Months Ended		Year Ended
	March 31, 2023		December 31, 2022
	Period End	Average	Period End	Average
GAAP and Regulatory Capital-to-Assets Ratio
GAAP	4.87%	5.23%	5.99%	5.33%
Regulatory (1)	4.91	5.27	6.05	5.47
(1)    At all times, the FHLB must maintain at least a four percent minimum regulatory capital-to-assets ratio.

Our business model is structured to be able to absorb sharp changes in assets because we can execute commensurate changes in liability and capital stock balances. For example, in the first three months of 2023, we issued $3.1 billion of capital stock to members primarily in support of Advance borrowings.

Excess capital stock is the amount of stock held by a member (or former member) in excess of that institution's minimum stock ownership requirement. Excess capital stock provides a base of capital to manage financial leverage at prudent levels, augments loss protections for bondholders, and may be used by a member to capitalize additional Mission Assets and Activities, before purchasing activity stock. At March 31, 2023, the amount of excess stock, as defined by our Capital Plan, was $0.9 billion, a decrease of $0.4 billion compared to the balance at year-end 2022. The balance of excess stock decreased in the first three months of 2023 given our repurchase of $1.7 billion of excess capital stock.

See the "Capital Adequacy" section in “Quantitative and Qualitative Disclosures About Risk Management” for discussion of our retained earnings.

RESULTS OF OPERATIONS

Components of Earnings and Return on Equity

The following table is a summary income statement for the three months ended March 31, 2023 and 2022. Each ROE percentage is computed by dividing income or expense for the category by the average amount of stockholders' equity for the period.

	Three Months Ended March 31,
(Dollars in millions)	2023		2022
	Amount	ROE (1)	Amount	ROE (1)
Net interest income	$180	11.35%	$81	7.45%
Non-interest income (loss):
Net gains (losses) on investment securities	25	1.60	(160)	(14.76)
Net gains (losses) on derivatives	(8)	(0.50)	97	8.95
Net gains (losses) on financial instruments held under fair value option	(35)	(2.19)	19	1.72
Other non-interest income, net	7	0.44	7	0.66
Total non-interest income (loss)	(11)	(0.65)	(37)	(3.43)
Total income	169	10.70	44	4.02
Non-interest expense	28	1.78	26	2.36
Affordable Housing Program assessments	14	0.89	2	0.18
Net income	$127	8.03%	$16	1.48%
(1)The ROE amounts have been computed using dollars in thousands. Accordingly, recalculations based upon the disclosed amounts in millions may produce nominally different results.

Details on the individual factors contributing to the level and changes in profitability are explained in the sections below.

Net Interest Income

Components of Net Interest Income
The following table shows selected components of net interest income.

	Three Months Ended March 31,
(Dollars in millions)	2023		2022
	Amount	% of Earning Assets	Amount	% of Earning Assets
Components of net interest rate spread:
Net (amortization)/accretion (1) (2)	$(6)	(0.02)%	$(11)	(0.06)%
Prepayment fees on Advances, net (2)	—	—	3	0.02
Other components of net interest rate spread	114	0.38	82	0.44
Total net interest rate spread	108	0.36	74	0.40
Earnings from funding assets with interest-free capital	72	0.24	7	0.03
Total net interest income/net interest margin (3)	$180	0.60%	$81	0.43%
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

Net Amortization/Accretion (generally referred to as "amortization"): Net amortization can become substantial and volatile with changes in interest rates. When mortgage rates decrease, premium amortization of mortgage assets generally increases, which reduces net interest income. However, in the first three months of 2023, mortgage rates remained elevated, keeping mortgage refinance activity along with net amortization low.

Prepayment Fees on Advances: Fees for members' early repayment of certain Advances, which are included in net interest income, are designed to make us economically indifferent to whether members hold Advances to maturity or repay them before maturity. Advance prepayment fees were minimal in three months ended March 31, 2023 and 2022.

Other Components of Net Interest Rate Spread: The total other components of net interest rate spread increased $32 million in the first three months of 2023 compared to the same period of 2022. The net increase was primarily due to the factors below.

▪Higher average Advance balances-Favorable: The $43.1 billion increase in the average balance of Advances improved net interest income by an estimated $36 million.
▪Higher spreads earned on mortgage loans held for portfolio-Favorable: Higher spreads on mortgage loans held for portfolio increased net interest income by an estimated $26 million. Spreads improved primarily because of the rise in interest rates.
▪Higher average balances of MBS-Favorable: Increases of $5.7 billion in average MBS improved net interest income by an estimated $5 million.
▪Lower spreads on shorter-term and floating-rate assets-Unfavorable: Lower spreads on shorter-term and floating-rate assets (including those that have been swapped to a floating rate) decreased net interest income by an estimated $32 million. However, the decrease in net interest income was partially offset by lower non-interest losses primarily because of a $26 million decline in the net interest settlements being paid on related derivatives not receiving hedge accounting.
▪Lower net unrealized gains on designated fair value hedges-Unfavorable: Net unrealized gains on hedged items and derivatives in qualifying fair value hedge relationships were lower by $2 million.
Earnings from Capital: Earnings from capital increased $65 million in the three months ended March 31, 2023 compared to the same period of 2022 because of the significantly higher average short-term interest rates and higher average capital balances.

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

(Dollars in millions)	Three Months Ended			Three Months Ended
	March 31, 2023			March 31, 2022
	Average Balance	Interest	Average Rate (1)	Average Balance	Interest	Average Rate (1)
Assets:
Advances (2)	$76,478	$897	4.75%	$33,370	$48	0.58%
Mortgage loans held for portfolio (3)	7,118	53	3.01	7,642	49	2.58
Securities purchased under agreements to resell	2,070	23	4.61	2,121	1	0.18
Federal funds sold	7,802	88	4.57	9,676	3	0.14
Interest-bearing deposits in banks (4)	2,259	25	4.46	735	—	0.10
MBS (5)	16,858	190	4.57	11,114	25	0.91
Other investments (5)	9,377	105	4.56	11,336	42	1.50
Loans to other FHLBanks	42	—	4.69	—	—	—
Total interest-earning assets	122,004	1,381	4.59	75,994	168	0.90
Other assets	1,064			405
Total assets	$123,068			$76,399
Liabilities and Capital:
Term deposits	$81	1	3.16	$80	—	0.20
Other interest bearing deposits (4)	1,104	11	4.08	1,630	—	0.03
Discount Notes	49,574	548	4.48	36,818	11	0.12
Unswapped fixed-rate Bonds	12,552	66	2.14	15,670	71	1.82
Unswapped adjustable-rate Bonds	45,443	518	4.62	9,933	3	0.14
Swapped Bonds	6,322	57	3.68	6,348	1	0.08
Mandatorily redeemable capital stock	17	—	6.01	175	1	1.92
Total interest-bearing liabilities	115,093	1,201	4.23	70,654	87	0.50
Other liabilities	1,537			1,345
Total capital	6,438			4,400
Total liabilities and capital	$123,068			$76,399

Net interest rate spread			0.36%			0.40%
Net interest income and net interest margin (6)		$180	0.60%		$81	0.43%
Average interest-earning assets to interest-bearing liabilities			106.00%			107.56%
(1)Amounts used to calculate average rates are based on dollars in thousands. Accordingly, recalculations based upon the disclosed amounts in millions may not produce the same results.
(2)Interest on Advances includes prepayment fees of (in millions) $3 for the three months ended March 31, 2022. Advance prepayment fees for the three months ended March 31, 2023 totaled less than one million.
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

Rates and corresponding levels of interest income and expense on all of our interest-bearing assets and liabilities increased in the three months ended March 31, 2023 compared to the same period of 2022, as these assets and liabilities have repriced to the higher interest rates.

Volume/Rate Analysis
Changes in both average balances (volume) and interest rates influence changes in net interest income, as shown in the following table.

(In millions)	Three Months Ended March 31, 2023 over 2022
	Volume (1)(3)	Rate (2)(3)	Total
Increase (decrease) in interest income
Advances	$130	$719	$849
Mortgage loans held for portfolio	(4)	8	4
Securities purchased under agreements to resell	—	22	22
Federal funds sold	—	85	85
Interest-bearing deposits in banks	1	24	25
MBS	19	146	165
Other investments	(9)	72	63
Loans to other FHLBanks	—	—	—
Total	137	1,076	1,213
Increase (decrease) in interest expense
Term deposits	—	1	1
Other interest-bearing deposits	—	11	11
Discount Notes	5	532	537
Unswapped fixed-rate Bonds	(16)	11	(5)
Unswapped adjustable-rate Bonds	51	464	515
Swapped Bonds	—	56	56
Mandatorily redeemable capital stock	(1)	—	(1)
Total	39	1,075	1,114
Increase (decrease) in net interest income	$98	$1	$99
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

(In millions)	Three Months Ended March 31,
	2023	2022
Advances:
Gains (losses) on designated fair value hedges	$(4)	$2
Net interest settlements included in net interest income	57	(22)
Investment securities:
Gains (losses) on designated fair value hedges	(10)	—
Net interest settlements included in net interest income	70	(13)
Mortgage loans:
Amortization of derivative fair value adjustments in net interest income	—	(1)
Consolidated Obligation Bonds:
Net interest settlements included in net interest income	(8)	—
Increase (decrease) to net interest income	$105	$(34)

Most of our use of derivatives is to synthetically convert the fixed interest rates on certain Advances, investments and Consolidated Obligations to adjustable rates tied to an eligible benchmark rate (e.g., the Federal funds effective rate or SOFR). The sharp increases in short-term interest rates primarily benefited net interest income in the first three months of 2023 as the conversion of certain Advances' and investments' fixed interest rates to adjustable-coupon rates resulted in net interest settlements being received rather than paid. The fluctuation in earnings from the use of derivatives was acceptable because it enabled us to lower market risk exposure by matching actual cash flows between assets and liabilities more closely and efficiently than would otherwise occur.

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

(In millions)	Advances	Investment Securities	Mortgage Loans	Bonds	Discount Notes	Balance Sheet (1)	Other	Total
Three Months Ended March 31, 2023
Net effect of derivatives and hedging activities
Gains (losses) on derivatives not receiving hedge accounting	$—	$(34)	$(4)	$21	$15	$—	$—	$(2)
Net interest settlements on derivatives not receiving hedge accounting	—	11	—	(13)	(3)	—	—	(5)
Price alignment amount (2)	—	—	—	—	—	—	(1)	(1)
Net gains (losses) on derivatives	—	(23)	(4)	8	12	—	(1)	(8)
Gains (losses) on trading securities (3)	—	25	—	—	—	—	—	25
Gains (losses) on financial instruments held under fair value option (4)	—	—	—	(18)	(17)	—	—	(35)
Total net effect on non-interest income	$—	$2	$(4)	$(10)	$(5)	$—	$(1)	$(18)

Three Months Ended March 31, 2022
Net effect of derivatives and hedging activities
Gains (losses) on derivatives not receiving hedge accounting	$1	$146	$(6)	$(5)	$(9)	$1	$—	$128
Net interest settlements on derivatives not receiving hedge accounting	—	(32)	—	—	1	—	—	(31)
Price alignment amount (2)	—	—	—	—	—	—	—	—
Net gains (losses) on derivatives	1	114	(6)	(5)	(8)	1	—	97
Gains (losses) on trading securities (3)	—	(160)	—	—	—	—	—	(160)
Gains (losses) on financial instruments held under fair value option (4)	(1)	—	—	11	9	—	—	19
Total net effect on non-interest income	$—	$(46)	$(6)	$6	$1	$1	$—	$(44)

(1)For the three months ended March 31, 2022, balance sheet includes swaptions, which are not designated as hedging a specific financial instrument.
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

The effect of derivatives and hedging activities on earnings in the three months ended March 31, 2023 improved primarily because of the increase in short-term rates, which resulted in net interest settlements being received on derivatives related to investments where the fixed interest rates were converted to adjustable-coupon rates. Some of this benefit was partially offset as the increase in short-term rates also resulted in net interest settlements being paid rather than received on derivatives related to Bonds and Discount Notes. As noted above, the fluctuation in earnings from the use of derivatives was acceptable because it enabled us to lower market risk exposure.

In the table above, "Gains (losses) on trading securities" consist of fixed-rate U.S. Treasury and GSE obligations that have been swapped to a variable rate. Trading securities are recorded at fair value, with changes in fair value reported in non-interest income (loss). There are a number of factors that affect the fair value of these securities, such as changes in interest rates, the passage of time, and volatility. By hedging these trading securities, the gains or losses on these trading securities will generally be offset by the gains or losses on the associated interest rate swaps.

Non-Interest Expense

The following table presents non-interest expense.

	Three Months Ended March 31,
(In millions)	2023	2022
Non-interest expense
Compensation and benefits	$14	$14
Other operating expense	7	6
Finance Agency	3	2
Office of Finance	1	2
Other	3	2
Total non-interest expense	$28	$26

Our business is designed to support significant changes in asset levels without having to undergo material changes in staffing, operations, risk practices, or general resource needs. Accordingly, the components of non-interest expense generally remained stable in the periods shown.

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

(Dollars in millions)	Traditional Member Finance	MPP	Total
Three Months Ended March 31, 2023
Net interest income (loss)	$146	$34	$180
Net income (loss)	$103	$24	$127
Average assets	$114,165	$8,903	$123,068
Assumed average capital allocation	$5,972	$466	$6,438
Return on average assets (1)	0.37%	1.09%	0.42%
Return on average equity (1)	7.03%	20.82%	8.03%
Three Months Ended March 31, 2022
Net interest income (loss)	$77	$4	$81
Net income (loss)	$20	$(4)	$16
Average assets	$66,030	$10,369	$76,399
Assumed average capital allocation	$3,803	$597	$4,400
Return on average assets (1)	0.12%	(0.16)%	0.09%
Return on average equity (1)	2.15%	(2.76)%	1.48%
(1)Amounts used to calculate returns are based on numbers in thousands. Accordingly, recalculations based upon the disclosed amounts in millions may not produce the same results.

Traditional Member Finance Segment
Net income improved in the first three months of 2023 compared to the same period of 2022 largely because of the rising interest rate environment, which benefited this segment as it resulted in higher earnings from capital. Additionally, net income improved because of higher average balances of Advances and MBS. However, the increase in profitability was partially offset by lower spreads earned on shorter-term and floating-rate assets (including those that have been swapped to a floating rate).

MPP Segment
Earnings from the MPP segment improved significantly in the first three months of 2023 compared to the same period of 2022 because of higher net interest income, which resulted primarily from the increase in interest rates. The MPP segment benefited from higher average short-term interest rates, which improved the spreads earned and increased the earnings generated from capital. Additionally, higher mortgage rates resulted in a lower volume of mortgage refinance activity, which reduced premium amortization.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT RISK MANAGEMENT

Market Risk

Market Value of Equity and Duration of Equity - Entire Balance Sheet
Two key measures of long-term market risk exposure are the sensitivities of the market value of equity and the duration of equity to changes in interest rates and other variables, as presented in the following tables for various instantaneous and permanent interest rate shocks (in basis points). Market value of equity represents the difference between the market value of total assets and the market value of total liabilities, including off-balance sheet items. The duration of equity provides an estimate of the change in market value of equity to further changes in interest rates. We compiled average results using data for each month end. Given the level of rates at certain time periods, some down rate shocks are nonparallel scenarios, with short-term rates decreasing less than long-term rates such that no rate falls below zero.

Market Value of Equity

(Dollars in millions)	Down 300	Down 200	Down 100	Flat Rates	Up 100	Up 200	Up 300
Average Results
2023 Year-to-Date
Market Value of Equity	$6,854	$6,677	$6,587	$6,474	$6,355	$6,241	$6,140
% Change from Flat Case	5.9%	3.1%	1.8%	—	(1.8)%	(3.6)%	(5.2)%
2022 Full Year
Market Value of Equity	$5,643	$5,498	$5,408	$5,317	$5,207	$5,101	$5,012
% Change from Flat Case	6.1%	3.4%	1.7%	—	(2.1)%	(4.1)%	(5.7)%
Month-End Results
March 31, 2023
Market Value of Equity	$8,094	$7,847	$7,748	$7,628	$7,503	$7,382	$7,272
% Change from Flat Case	6.1%	2.9%	1.6%	—	(1.6)%	(3.2)%	(4.7)%
December 31, 2022
Market Value of Equity	$6,517	$6,402	$6,283	$6,160	$6,042	$5,937	$5,844
% Change from Flat Case	5.8%	3.9%	2.0%	—	(1.9)%	(3.6)%	(5.1)%

Duration of Equity

(In years)	Down 300	Down 200	Down 100	Flat Rates	Up 100	Up 200	Up 300
Average Results
2023 Year-to-Date	2.6	1.3	1.8	2.0	2.0	1.9	1.7
2022 Full Year	2.6	1.9	1.5	2.0	2.2	2.0	1.7
Month-End Results
March 31, 2023	3.1	1.3	1.6	1.8	1.8	1.7	1.6
December 31, 2022	1.8	2.0	2.1	2.1	2.0	1.8	1.6

The mortgage assets portfolio normally accounts for almost all market risk exposure because of prepayment volatility that we cannot completely hedge while maintaining sufficient net spreads. The overall market risk exposure to changing interest rates was well within policy limits during the periods presented. At March 31, 2023, market risk exposure to falling and rising rate shocks remained stable.

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

Capital Adequacy

Retained Earnings
We must hold sufficient capital to protect against exposure to various risks, including market, credit, and operational risks. We regularly conduct a variety of measurements and assessments for capital adequacy. At March 31, 2023, our capital management policy set forth approximately $840 million as the minimum amount of retained earnings we believe is necessary to mitigate impairment risk.

The following table presents retained earnings.

(In millions)	March 31, 2023	December 31, 2022
Unrestricted retained earnings	$869	$841
Restricted retained earnings (1)	585	560
Total retained earnings	$1,454	$1,401
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

	March 31, 2023	December 31, 2022
Market Value of Equity to Par Value of Regulatory Capital Stock - Base Case (Flat Rates) Scenario	115%	119%
Market Value of Equity to Par Value of Regulatory Capital Stock - Down Shock (1)	119	124
Market Value of Equity to Par Value of Regulatory Capital Stock - Up Shock (2)	111	115
(1)    Represents a down shock of 200 basis points.
(2)    Represents an up shock of 200 basis points.

A base case value below 100 percent could indicate that, in the remote event of an immediate liquidation scenario involving redemption of all capital stock, capital stock may be returned to stockholders at a value below par. This could be due to experiencing risks that lower the market value of capital and/or to having an insufficient amount of retained earnings. In the first three months of 2023, the market capitalization ratios in the scenarios presented continued to be above our policy requirements. The base case ratio at March 31, 2023 was still well above 100 percent because retained earnings were 22 percent of regulatory capital stock and we maintained stable market risk exposure.

The following table presents the market value of equity to the book value of total capital and mandatorily redeemable capital stock.

	March 31, 2023	December 31, 2022
Market Value of Equity to Book Value of Capital - Base Case (Flat Rates) Scenario (1)	95%	94%
Market Value of Equity to Book Value of Capital - Down Shock (1)(2)	98	98
Market Value of Equity to Book Value of Capital - Up Shock (1)(3)	92	91
(1)    Capital includes total capital and mandatorily redeemable capital stock.
(2)    Represents a down shock of 200 basis points.
(3)    Represents an up shock of 200 basis points.

A base-case value below 100 percent indicates that we have realized or could realize risks (especially market risk), such that the market value of total capital owned by stockholders is below the book value of total capital. The base-case ratio of 95 percent at March 31, 2023 indicates that the market value of total capital is $396 million below the book value of total capital. In a scenario in which interest rates increase 200 basis points, the market value of total capital would be $642 million below the book value of total capital. This indicates that in a liquidation scenario, stockholders would not receive the full sum of their total equity ownership in the FHLB. We believe the likelihood of a liquidation scenario is extremely remote; and therefore, we accept the risk of diluting equity ownership in such a scenario.

Credit Risk

Overview
We believe our risk management practices, discussed below, minimize residual credit risk levels. At March 31, 2023, we had no loan loss reserves or impairment recorded for Credit Services, investments and derivatives and had a minimal amount of credit risk exposure in the MPP.

Credit Services
Overview: The objective of our credit risk management activities is to equalize risk exposure across members and counterparties to a zero level of expected losses. This approach is consistent with our conservative risk management principles and desire to have no residual credit risk related to Advances and Letters of Credit.

Collateral: We require each member to provide a security interest in eligible collateral before it can undertake any secured borrowing. Eligible loan collateral types include the following: single- and multi-family residential, home equity, commercial real estate, government guaranteed and farm real estate. Eligible security types include those that are government or agency backed, along with highly-rated private-label residential and commercial mortgage-backed securities. We have conservative eligibility criteria within each of the above asset types. The estimated value of pledged collateral is discounted in order to offset market, credit, and liquidity risks that may affect the collateral's realizable value in the event it must be liquidated. At March 31,

2023, total eligible pledged collateral of $500.3 billion resulted in total borrowing capacity of $410.2 billion of which $147.8 billion was used to support outstanding Advances and Letters of Credit. Borrowers often pledge collateral in excess of their collateral requirement to demonstrate access to liquidity and to have the ability to borrow additional amounts in the future. Over-collateralization by one member is not applied to another member.

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

Member Failures, Closures, and Receiverships: There have been no member failures in 2023 through the date of this report.

MPP
Overview: The residual amount of credit risk exposure to loans in the MPP is minimal, based on the same factors described in the 2022 Annual Report on Form 10-K.

Conventional Loan Portfolio Characteristics: At March 31, 2023, the weighted average loan-to-value ratios for conventional loans based on origination values and estimated current values were 73 percent and 49 percent, respectively. The estimated weighted average current loan-to-value ratio at March 31, 2023 was the same as the ratio at December 31, 2022 as the changes in home values have been relatively stable.

Credit Performance: The table below provides an analysis of conventional loans delinquent or in the process of foreclosure, along with the national average serious delinquency rate.

	Conventional Loan Delinquencies
(Dollars in millions)	March 31, 2023	December 31, 2022
Early stage delinquencies - unpaid principal balance (1)	$30	$31
Serious delinquencies - unpaid principal balance (2)	$12	$12
Early stage delinquency rate (3)	0.4%	0.5%
Serious delinquency rate (4)	0.2%	0.2%
National average serious delinquency rate (5)	1.3%	1.4%
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
(5)National average number of fixed-rate prime and subprime conventional loans that are 90 days or more past due or in the process of foreclosure is based on the most recent national delinquency data available. The March 31, 2023 rate is based on December 31, 2022 data.

Overall, the MPP has experienced a minimal amount of delinquencies, with delinquency rates continuing to be well below national averages. This further supports our view that the portfolio is comprised of high-quality, well-performing loans.

Credit Enhancements: Conventional mortgage loans are primarily supported against credit losses by some combination of credit enhancements (primary mortgage insurance (PMI) and the Lender Risk Account (LRA)). The LRA is a hold back of a portion of the initial purchase price to cover expected credit losses for a specific pool of loans. Starting after five years from the loan purchase date, we may return the hold back to Participating Financial Institutions (PFIs) if they manage credit risk to predefined acceptable levels of exposure on the pools of loans they sell to us. As a result, some pools of loans may have sufficient credit enhancements to recapture all losses while other pools of loans may not. The LRA had balances of $242 million and $244 million at March 31, 2023 and December 31, 2022, respectively. For more information, see Note 5 of the Notes to Unaudited Financial Statements.

Credit Losses: Residual credit risk exposure depends on the actual and potential credit performance of the loans in each pool compared to the pool's equity (on individual loans) and credit enhancements. Our available credit enhancements at March 31, 2023 were ample and able to cover nearly all of the estimated gross credit losses. As a result, estimated credit losses at March 31, 2023 were less than $1 million. Estimated credit losses, after credit enhancements, are accounted for in the allowance for credit losses or as a charge off (i.e., a reduction to the principal of mortgage loans held for portfolio).

Separate from our allowance for credit losses analysis, we regularly analyze potential adverse scenarios of lifetime credit risk exposure for the loans in the MPP. Even under severely adverse macroeconomic scenarios, we expect credit losses to remain low.

Investments
Liquidity Investments: We hold liquidity investments that can be converted to cash and may be unsecured, guaranteed or supported by the U.S. government, or secured (i.e., collateralized). For unsecured liquidity investments, we invest in the instruments of investment-grade rated institutions, have appropriate and conservative limits on dollar and maturity exposure to each institution, and have strong credit underwriting practices, including active monitoring of credit quality of our counterparties and of the environment in which they operate. In addition, we believe the portion of our liquidity investments for which the investments are secured with collateral (secured resale agreements) present no credit risk exposure to us. Liquidity investments generally fluctuate because of changes in the amount of actual Advances, anticipated demand for Advances, regulatory liquidity requirements, the availability of acceptable net spreads, and the number of eligible counterparties that meet our unsecured credit risk criteria.

The following table presents the carrying value of liquidity investments outstanding in relation to the counterparties' lowest long-term credit ratings provided by Standard & Poor's, Moody's, and/or Fitch Advisory Services. Our internal ratings of these investments may differ from those obtained from Standard & Poor's, Moody's, and/or Fitch Advisory Services. The ratings displayed in this table should not be taken as an indication of future ratings.

(In millions)	March 31, 2023
	Long-Term Rating
	AA	A	Unrated	Total
Unsecured Liquidity Investments
Interest-bearing deposits	$—	$1,680	$—	$1,680
Federal funds sold	4,930	3,730	—	8,660
Total unsecured liquidity investments	4,930	5,410	—	10,340
Guaranteed/Secured Liquidity Investments
Securities purchased under agreements to resell	6,034	1,981	1,250	9,265
U.S. Treasury obligations	7,855	—	—	7,855
GSE obligations	1,678	—	—	1,678
Total guaranteed/secured liquidity investments	15,567	1,981	1,250	18,798
Total liquidity investments	$20,497	$7,391	$1,250	$29,138

Some counterparties used to transact our securities purchased under agreements to resell are not rated by an NRSRO because they are not issuers of debt or are otherwise not required to be rated by an NRSRO. However, each of the counterparties are considered to have the equivalent of at least an investment grade rating based on our internal ratings resulting from a fundamental credit analysis. Securities purchased under agreements to resell are secured by the following types of collateral: U.S. Treasury obligations, U.S. agency/GSE obligations, or U.S. agency/GSE MBS. At March 31, 2023, the collateral received had long-term credit ratings of AA, based on the lowest long-term credit ratings of the issuer as provided by Standard & Poor’s, Moody’s, and/or Fitch Advisory Services. The terms of our securities purchased under agreements to resell are structured such that if the fair value of the underlying securities decreases below the fair value required as collateral, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash. Additionally, these investments primarily mature overnight. All overnight investments in securities purchased under agreements to resell outstanding at March 31, 2023 were repaid according to their respective contractual terms.

The following table presents the lowest long-term credit ratings provided by Standard & Poor's, Moody's, and/or Fitch Advisory Services of our unsecured investment credit exposure by the domicile of the counterparty or the domicile of the counterparty's immediate parent for U.S. branches and agency offices of foreign commercial banks. Our internal ratings of these investments may differ from those obtained from Standard & Poor's, Moody's, and/or Fitch Advisory Services. The ratings displayed in this table should not be taken as an indication of future ratings.

(In millions)	March 31, 2023
	Counterparty Rating
Domicile of Counterparty	AA	A	Total
Domestic	$—	$1,805	$1,805
U.S. branches and agency offices of foreign commercial banks:
Canada	3,475	500	3,975
France	—	1,310	1,310
Finland	1,130	—	1,130
Australia	—	875	875
Netherlands	—	550	550
Norway	325	—	325
Germany	—	185	185
United Kingdom	—	185	185
Total U.S. branches and agency offices of foreign commercial banks	4,930	3,605	8,535
Total unsecured investment credit exposure	$4,930	$5,410	$10,340

We are prohibited by Finance Agency regulation from investing in financial instruments issued by non-U.S. entities. Furthermore, we restrict a significant portion of unsecured lending to overnight maturities, which further limits credit risk exposure.

MBS:
GSE MBS
At March 31, 2023, $16.0 billion of MBS held were GSE securities issued by Fannie Mae and Freddie Mac, which provide credit safeguards by guaranteeing either timely or ultimate payments of principal and interest. We believe that the conservatorships of Fannie Mae and Freddie Mac lower the chance that they would not be able to fulfill their credit guarantees.

MBS Issued by Other Government Agencies
We also invest in MBS issued and guaranteed by Ginnie Mae. These investments totaled $1.2 billion at March 31, 2023. We believe that the strength of Ginnie Mae's guarantee and backing by the full faith and credit of the U.S. government is sufficient to protect us against credit losses on these securities.

Derivatives
Credit Risk Exposure: We mitigate most of the credit risk exposure resulting from derivative transactions through collateralization or use of daily settled contracts. The table below presents the lowest long-term counterparty credit ratings provided by Standard & Poor's, Moody's, and/or Fitch Advisory Services for derivative positions to which we had credit risk exposure at March 31, 2023. The ratings displayed in this table should not be taken as an indication of future ratings.

(In millions)
	Total Notional	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged to (from) Counterparties	Net Credit Exposure to Counterparties
Nonmember counterparties:
Asset positions with credit exposure:
Uncleared derivatives:
A-rated	$645	$3	$(3)	$—
Total uncleared derivatives	645	3	(3)	—
Cleared derivatives (1)	305	—	1	1
Liability positions with credit exposure:
Uncleared derivatives:
A-rated	6,094	(25)	32	7
BBB-rated	1,760	(15)	17	2
Total uncleared derivatives	7,854	(40)	49	9
Cleared derivatives (1)	59,698	(65)	679	614
Member institutions (2)	20	—	—	—
Total	$68,522	$(102)	$726	$624
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

At March 31, 2023, the net exposure of uncleared derivatives with residual credit risk exposure was less than $9 million. If interest rates rise or the composition of our derivatives change resulting in an increase to our gross exposure to uncleared derivatives, the contractual collateral provisions in these derivatives would limit our net exposure to acceptable levels.

Although we cannot predict if we will realize credit risk losses from any of our derivatives counterparties, we believe that all of the counterparties will be able to continue making timely interest payments and, more generally, to continue to satisfy the terms and conditions of their derivative contracts with us. As of March 31, 2023, we had a $0.4 billion notional amount of interest rate swaps with a subsidiary of our member, JPMorgan Chase Bank, N.A., which also had outstanding credit services with us. We had a de minimis amount of credit exposure to this counterparty related to interest rate swaps outstanding given the collateral exchanged.

Liquidity Risk

Liquidity Overview
We strive to be in a liquidity position at all times to meet the borrowing needs of our members and to meet all current and future financial commitments. This objective is achieved by managing liquidity positions to maintain stable, reliable, and cost-effective sources of funds while taking into account market conditions, member demand, and the maturity profile of assets and liabilities. At March 31, 2023, our liquidity position complied with the FHLBank Act, Finance Agency regulations, and internal policies.
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

We believe our liquidity position, as well as that of the System, continued to be strong during the first three months of 2023. Our overall ability to effectively fund our operations through debt issuances remained sufficient. Investor demand for System debt was robust in the first three months of 2023, as investors continued to prefer short-term, high-quality money market instruments. We believe there is a low probability of a liquidity or funding crisis in the System that would impair our ability to participate, on a cost-effective basis, in issuances of debt, service outstanding debt, maintain adequate capitalization, or pay competitive dividends. However, in light of the uncertainty regarding the U.S. government's debt ceiling, we are closely monitoring our liquidity position in preparation for the possibility of a disorderly market caused by potential government debt defaults.

The System works collectively to manage and monitor the System-wide liquidity and funding risks. Liquidity risk includes the risk that the System could have difficulty rolling over short-term Obligations when market conditions change, also called refinancing risk. The System has a large reliance on short-term funding; therefore, it has a sharp focus on managing liquidity risk to very low levels. As shown on the unaudited Statements of Cash Flows, in the first three months of 2023, our portion of the System's debt issuances totaled $108.5 billion for Discount Notes and $53.3 billion for Bonds. Access to short-term debt markets has been reliable because investors, driven by liquidity preferences and risk aversion, have sought the System’s short-term debt, which has resulted in strong demand for debt maturing in one year or less.

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

The Finance Agency establishes the expectations with respect to the maintenance of sufficient liquidity without access to the capital markets for a specified number of days, which was set as a period of between 10 to 30 calendar days in the base case. Under these expectations, all Advance maturities are assumed to renew, unless the Advances relate to former members who are ineligible to borrow new Advances. The maintenance of sufficient liquidity each day is intended to provide additional assurance that we can continue to provide Advances and Letters of Credit to members over an extended period without access to the capital markets. With one exception, we were in compliance with these liquidity requirements at all times during the three months ended March 31, 2023. On one day in the first quarter of 2023, our regulatory liquidity balances fell below 10 calendar days because of unusually large and unforeseen Advance demand in connection with the stress placed on the banking industry and financial markets in March 2023.

The Finance Agency also provides guidance related to asset/liability maturity funding gap limits. Funding gap metrics measure the difference between assets and liabilities that are scheduled to mature during a specified period of time and are expressed as a percentage of total assets. Although subject to change depending on conditions in the financial markets, the current regulatory requirement for funding gaps is between -10 percent to -20 percent for the three-month maturity horizon and is between -25 percent to -35 percent for the one-year maturity horizon. During the three months ended March 31, 2023, we were operating within those limits.

To support our member deposits, we also must meet a statutory deposit reserve requirement. The sum of our investments in obligations of the United States, deposits in eligible banks or trust companies, and Advances with a final maturity not exceeding five years must equal or exceed the current amount of member deposits. The following table presents the components of this liquidity requirement.

(In millions)	March 31, 2023	December 31, 2022
Deposit Reserve Requirement
Total Eligible Deposit Reserves	$125,383	$80,428
Total Member Deposits	(1,276)	(1,043)
Excess Deposit Reserves	$124,107	$79,385

Member Concentration Risk

We regularly assess concentration risks from business activity. We believe that the concentration of Advance activity is consistent with our risk management philosophy, and the impact of borrower concentration on market risk, credit risk, and operational risk, after considering mitigating controls, is minimal.

Operational Risks

There were no material developments regarding our operational risk exposure during the first three months of 2023.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes in the first three months of 2023 to our critical accounting policies and estimates. Our critical accounting policies and estimates are described in detail in our 2022 Annual Report on Form 10-K.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Information required by this Item is set forth under the caption “Quantitative and Qualitative Disclosures About Risk Management” in Part I, Item 2, of this Report.

Item 4.    Controls and Procedures.

DISCLOSURE CONTROLS AND PROCEDURES

The FHLB's management, including its principal executive officer and principal financial officer, evaluate the effectiveness of the FHLB's disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, these two officers each concluded that, as of March 31, 2023, the FHLB maintained effective disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that it files under the Exchange Act is (1) accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

The FHLB's management, including its principal executive officer and principal financial officer, evaluate the FHLB's internal control over financial reporting. Based upon that evaluation, these two officers each concluded that there were no changes in the FHLB's internal control over financial reporting that occurred during the quarter ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, the FHLB's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

Information regarding legal proceedings is set forth in Note 13 - Commitments and Contingencies in Part I, Item 1, of this Report.

Item 1A.    Risk Factors.

For a discussion of our risk factors, see Part I, Item 1A. "Risk Factors" in our 2022 Annual Report on Form 10-K. There have been no material changes from the risk factors in our 2022 Annual Report on Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

From time to time the FHLB provides Letters of Credit in the ordinary course of business to support members' obligations issued in support of unaffiliated, third-party offerings of notes, bonds or other securities. The FHLB provided $36.5 million of such credit support during the three months ended March 31, 2023. To the extent that these Letters of Credit are securities for purposes of the Securities Act of 1933, their issuance is exempt from registration pursuant to Section 3(a)(2) thereof.

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
(1)     Numbers coincide with Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 11th day of May 2023.

FEDERAL HOME LOAN BANK OF CINCINNATI
(Registrant)

By:	/s/ Andrew S. Howell
Andrew S. Howell
President and Chief Executive Officer
(principal executive officer)

By:	/s/ Stephen J. Sponaugle
Stephen J. Sponaugle
Executive Vice President - Chief Financial Officer
(principal financial officer)