Form 10-Q
period 2023-09-30
Federal Home Loan Bank of Cincinnati
filed 2023-11-09
CIK 1326771

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
☐ Yes   ☒ No
The capital stock of the registrant is not listed on any securities exchange or quoted on any automated quotation system, only may be owned by members and former members and is transferable only at its par value of $100 per share. As of October 31, 2023, the registrant had 51,148,115 shares of capital stock outstanding, which included stock classified as mandatorily redeemable.

Page 1 of	76

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CONDITION
(Unaudited)

(In thousands, except par value)

	September 30, 2023	December 31, 2022
ASSETS
Cash and due from banks	$20,970	$19,604
Interest-bearing deposits	1,755,094	1,770,194
Securities purchased under agreements to resell	1,015,000	519,540
Federal funds sold	9,695,000	5,399,000
Investment securities:
Trading securities	1,690,912	1,979,816
Available-for-sale securities (amortized cost of $9,713,823 and $8,680,491 and includes $295,775 and $0 pledged as collateral that may be repledged)	9,664,337	8,631,765
Held-to-maturity securities (fair value of $16,578,209 and $14,983,043)	16,992,525	15,304,359
Total investment securities	28,347,774	25,915,940
Advances (includes $96,667 and $4,954 at fair value under fair value option)	69,785,684	67,019,555
Mortgage loans held for portfolio, net of allowance for credit losses of $316 and $301	7,076,369	7,162,509
Accrued interest receivable	473,547	283,132
Derivative assets	393,060	490,560
Other assets, net	25,213	29,470
TOTAL ASSETS	$118,587,711	$108,609,504
LIABILITIES
Deposits	$1,220,415	$1,039,427
Consolidated Obligations:
Discount Notes (includes $8,234,838 and $21,010,746 at fair value under fair value option)	24,296,471	40,691,180
Bonds (includes $19,181,492 and $5,469,583 at fair value under fair value option)	86,058,153	59,667,745
Total Consolidated Obligations	110,354,624	100,358,925
Mandatorily redeemable capital stock	18,662	17,453
Accrued interest payable	383,207	290,194
Affordable Housing Program payable	133,175	87,923
Derivative liabilities	11,937	460
Other liabilities	361,659	312,891
Total liabilities	112,483,679	102,107,273
Commitments and contingencies
CAPITAL
Capital stock Class B putable ($100 par value); issued and outstanding shares: 45,355 and 51,507	4,535,547	5,150,679
Retained earnings:
Unrestricted	955,829	840,774
Restricted	663,050	560,118
Total retained earnings	1,618,879	1,400,892
Accumulated other comprehensive income (loss)	(50,394)	(49,340)
Total capital	6,104,032	6,502,231
TOTAL LIABILITIES AND CAPITAL	$118,587,711	$108,609,504

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF INCOME
(Unaudited)

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
INTEREST INCOME:
Advances	$1,057,139	$381,615	$3,393,005	$547,586
Prepayment fees on Advances, net	1,248	104	2,982	3,107
Interest-bearing deposits	32,951	7,646	93,981	9,749
Securities purchased under agreements to resell	30,418	14,466	113,216	17,798
Federal funds sold	169,712	70,738	445,876	93,945
Investment securities:
Trading securities	16,765	19,157	52,515	86,727
Available-for-sale securities	139,444	52,628	375,881	74,590
Held-to-maturity securities	217,242	69,916	577,707	127,733
Total investment securities	373,451	141,701	1,006,103	289,050
Mortgage loans held for portfolio	53,120	51,793	157,935	151,217
Loans to other FHLBanks	252	97	1,075	209
Total interest income	1,718,291	668,160	5,214,173	1,112,661
INTEREST EXPENSE:
Consolidated Obligations:
Discount Notes	446,222	281,546	1,761,955	376,128
Bonds	1,033,895	236,968	2,762,029	431,373
Total Consolidated Obligations	1,480,117	518,514	4,523,984	807,501
Deposits	14,909	5,650	38,854	7,589
Loans from other FHLBanks	1	1	1	1
Mandatorily redeemable capital stock	1,116	2,357	2,344	4,019
Other borrowings	—	—	1	—
Total interest expense	1,496,143	526,522	4,565,184	819,110
NET INTEREST INCOME	222,148	141,638	648,989	293,551
NON-INTEREST INCOME (LOSS):
Net gains (losses) on investment securities	(37,562)	(89,342)	(38,848)	(337,328)
Net gains (losses) on financial instruments held under fair value option	(24,103)	41,828	1,520	121,259
Net gains (losses) on derivatives	47,972	26,620	35,693	144,094
Other, net	7,962	6,805	22,445	20,793
Total non-interest income (loss)	(5,731)	(14,089)	20,810	(51,182)
NON-INTEREST EXPENSE:
Compensation and benefits	13,422	12,250	41,140	39,376
Other operating expenses	8,504	6,031	23,575	18,024
Finance Agency	2,745	1,651	8,233	5,098
Office of Finance	1,542	1,548	4,781	4,712
Voluntary housing contributions	(2)	3,275	14,814	4,836
Other	1,527	1,596	5,150	5,965
Total non-interest expense	27,738	26,351	97,693	78,011
INCOME BEFORE ASSESSMENTS	188,679	101,198	572,106	164,358
Affordable Housing Program assessments	18,979	10,356	57,445	16,838
NET INCOME	$169,700	$90,842	$514,661	$147,520
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$169,700	$90,842	$514,661	$147,520
Other comprehensive income (loss) adjustments:
Net unrealized gains (losses) on available-for-sale securities	(16,122)	(8,991)	(760)	(56,751)
Pension and postretirement benefits	(98)	(36)	(294)	982
Total other comprehensive income (loss) adjustments	(16,220)	(9,027)	(1,054)	(55,769)
Comprehensive income (loss)	$153,480	$81,815	$513,607	$91,751

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CAPITAL
(Unaudited)

(In thousands)	Capital Stock Class B - Putable		Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Par Value	Unrestricted	Restricted	Total		Capital
BALANCE, JUNE 30, 2022	44,145	$4,414,529	$793,150	$521,054	$1,314,204	$(33,648)	$5,695,085
Comprehensive income (loss)			72,673	18,169	90,842	(9,027)	81,815
Proceeds from sale of capital stock	12,021	1,202,103					1,202,103
Repurchase of capital stock	(2,081)	(208,150)					(208,150)
Net shares reclassified to mandatorily redeemable capital stock	(9,456)	(945,611)					(945,611)
Cash dividends on capital stock			(43,793)		(43,793)		(43,793)
BALANCE, SEPTEMBER 30, 2022	44,629	$4,462,871	$822,030	$539,223	$1,361,253	$(42,675)	$5,781,449

BALANCE, JUNE 30, 2023	58,484	$5,848,415	$953,205	$629,111	$1,582,316	$(34,174)	$7,396,557
Comprehensive income (loss)			135,761	33,939	169,700	(16,220)	153,480
Proceeds from sale of capital stock	5,398	539,791					539,791
Repurchase of capital stock	(15,928)	(1,592,751)					(1,592,751)
Net shares reclassified to mandatorily redeemable capital stock	(2,599)	(259,908)					(259,908)
Cash dividends on capital stock			(133,137)		(133,137)		(133,137)
BALANCE, SEPTEMBER 30, 2023	45,355	$4,535,547	$955,829	$663,050	$1,618,879	$(50,394)	$6,104,032

(In thousands)	Capital Stock Class B - Putable		Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Par Value	Unrestricted	Restricted	Total		Capital
BALANCE, DECEMBER 31, 2021	24,900	$2,490,016	$783,072	$509,719	$1,292,791	$13,094	$3,795,901
Comprehensive income (loss)			118,016	29,504	147,520	(55,769)	91,751
Proceeds from sale of capital stock	45,460	4,545,966					4,545,966
Repurchase of capital stock	(2,081)	(208,150)					(208,150)
Net shares reclassified to mandatorily redeemable capital stock	(23,650)	(2,364,961)					(2,364,961)
Cash dividends on capital stock			(79,058)		(79,058)		(79,058)
BALANCE, SEPTEMBER 30, 2022	44,629	$4,462,871	$822,030	$539,223	$1,361,253	$(42,675)	$5,781,449

BALANCE, DECEMBER 31, 2022	51,507	$5,150,679	$840,774	$560,118	$1,400,892	$(49,340)	$6,502,231
Comprehensive income (loss)			411,729	102,932	514,661	(1,054)	513,607
Proceeds from sale of capital stock	41,693	4,169,315					4,169,315
Repurchase of capital stock	(42,112)	(4,211,156)					(4,211,156)
Net shares reclassified to mandatorily redeemable capital stock	(5,733)	(573,291)					(573,291)
Cash dividends on capital stock			(296,674)		(296,674)		(296,674)
BALANCE, SEPTEMBER 30, 2023	45,355	$4,535,547	$955,829	$663,050	$1,618,879	$(50,394)	$6,104,032

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CASH FLOWS
(Unaudited)

(In thousands)	Nine Months Ended September 30,
	2023	2022
OPERATING ACTIVITIES:
Net income	$514,661	$147,520
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization/(accretion)	142,801	205,090
Net change in derivative and hedging activities	182,704	1,396,653
Net change in fair value adjustments on trading securities	38,848	337,328
Net change in fair value adjustments on financial instruments held under fair value option	(1,520)	(121,259)
Other adjustments, net	992	692
Net change in:
Accrued interest receivable	(190,686)	(128,652)
Other assets	6,226	4,902
Accrued interest payable	413,090	124,996
Other liabilities	43,731	(8,804)
Total adjustments	636,186	1,810,946
Net cash provided by (used in) operating activities	1,150,847	1,958,466

INVESTING ACTIVITIES:
Net change in:
Interest-bearing deposits	146,160	(850,709)
Securities purchased under agreements to resell	(495,460)	(5,863,505)
Federal funds sold	(4,296,000)	(5,638,000)
Premises, software, and equipment	(4,596)	(1,094)
Trading securities:
Proceeds from maturities and paydowns	250,055	2,975,070
Proceeds from sales	—	1,489,024
Available-for-sale securities:
Purchases	(1,190,444)	(4,439,109)
Held-to-maturity securities:
Proceeds from maturities and paydowns	1,367,685	1,335,386
Purchases	(3,057,219)	(5,006,428)
Advances:
Repaid	1,447,329,539	1,258,440,169
Originated	(1,450,327,523)	(1,295,666,366)
Mortgage loans held for portfolio:
Principal collected	461,990	940,613
Purchases	(391,216)	(681,827)
Net cash provided by (used in) investing activities	(10,207,029)	(52,966,776)

The accompanying notes are an integral part of these financial statements.

(continued from previous page)
FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CASH FLOWS
(Unaudited)

(In thousands)	Nine Months Ended September 30,
	2023	2022
FINANCING ACTIVITIES:
Net change in deposits and pass-through reserves	$423,158	$(165,899)
Net proceeds from issuance of Consolidated Obligations:
Discount Notes	145,979,044	216,827,582
Bonds	106,197,426	60,564,949
Bonds transferred from other FHLBanks	249,999	—
Payments for maturing and retiring Consolidated Obligations:
Discount Notes	(162,509,982)	(195,790,454)
Bonds	(80,371,500)	(32,645,420)
Proceeds from issuance of capital stock	4,169,315	4,545,966
Payments for repurchase of capital stock	(4,211,156)	(208,150)
Payments for repurchase/redemption of mandatorily redeemable capital stock	(572,082)	(2,188,240)
Cash dividends paid	(296,674)	(79,058)
Net cash provided by (used in) financing activities	9,057,548	50,861,276
Net increase (decrease) in cash and due from banks	1,366	(147,034)
Cash and due from banks at beginning of the period	19,604	167,822
Cash and due from banks at end of the period	$20,970	$20,788
Supplemental Disclosures:
Interest paid	$4,327,012	$544,567
Affordable Housing Program payments, net	$19,500	$21,168

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

Note 1 - Basis of Presentation

The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of financial statements in accordance with GAAP requires management to make assumptions and estimates. These assumptions and estimates affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. Actual results could differ from these estimates. The interim financial statements presented are unaudited, but they include all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations, and cash flows for such periods. These financial statements do not include all disclosures associated with annual financial statements and accordingly should be read in conjunction with the audited financial statements and notes included in the FHLB's Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (SEC) on March 16, 2023. Results for the nine months ended September 30, 2023 are not necessarily indicative of operating results for the full year.

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

Fair Value Hedging - Portfolio Layer Method. In March 2022, the FASB issued guidance that expands fair value hedging under the current last-of-layer method by allowing multiple hedged layers of a single closed portfolio under the method. To reflect that expansion, the last-of-layer method is renamed the portfolio layer method. Additionally, among other things, this guidance (1) expands the scope of the portfolio layer method to include nonprepayable assets, (2) specifies eligible hedging instruments in a single-layer hedge, (3) provides additional guidance on the accounting for and disclosure of hedge basis adjustments under the portfolio layer method, and (4) specifies how hedge basis adjustments should be considered when determining credit losses for the assets included in the closed portfolio. The guidance became effective for the FHLB for the interim and annual periods beginning on January 1, 2023. The FHLB adopted this guidance as of January 1, 2023, and it did not have any effect on the FHLB's financial condition, results of operations, and cash flows. The FHLB may elect the fair value hedging portfolio layer method in the future.

Facilitation of the Effects of Reference Rate Reform on Financial Reporting, as amended. In March 2020, the FASB issued temporary, optional guidance to ease the potential burden in accounting for reference rate reform. The guidance provides optional expedients and exceptions for applying GAAP to transactions affected by reference rate reform if certain criteria are met. The transactions primarily include (1) contract modifications, (2) hedging relationships, and (3) sale and/or transfer of debt securities classified as held-to-maturity. This guidance became effective for the FHLB beginning March 12, 2020 and may be applied through December 31, 2024. The FHLB elected optional practical expedients specific to fair value hedging relationships and contract modifications, which did not have a material effect, and may elect additional optional expedients in the future.

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

Interest-bearing deposits and Federal funds sold are generally transacted with counterparties that have received a credit rating of single-A or greater by a nationally recognized statistical rating organization (NRSRO). The FHLB’s internal ratings of these counterparties may differ from those issued by an NRSRO. Finance Agency regulations include a limit on the amount of unsecured credit the FHLB may extend to a counterparty. At September 30, 2023 and December 31, 2022, all investments in interest-bearing deposits and Federal funds sold were repaid or expected to be repaid according to their respective contractual terms. No allowance for credit losses was recorded for these assets at September 30, 2023 and December 31, 2022. Carrying values of interest-bearing deposits and Federal funds sold exclude accrued interest receivable of (in thousands) $7,972 and $2,870 as of September 30, 2023, and $5,524 and $1,299 as of December 31, 2022.

Securities purchased under agreements to resell are short-term and are structured such that they are evaluated regularly to determine if the market value of the underlying securities decreases below the market value required as collateral (i.e., subject to collateral maintenance provisions). If so, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash, generally by the next business day. Based upon the collateral held as security and collateral maintenance provisions with counterparties, the FHLB determined that no allowance for credit losses was needed for its securities purchased under agreements to resell at September 30, 2023 and December 31, 2022. The carrying value of securities purchased under agreements to resell excludes accrued interest receivable of (in thousands) $356 and $232 as of September 30, 2023 and December 31, 2022, respectively.

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

Trading Securities

Table 3.1 - Trading Securities by Major Security Types (in thousands)

Fair Value	September 30, 2023	December 31, 2022
Non-mortgage-backed securities (non-MBS):
U.S. Treasury obligations	$246,537	$491,464
GSE obligations	1,444,313	1,488,235
Total non-MBS	1,690,850	1,979,699
Mortgage-backed securities (MBS):
U.S. obligation single-family	62	117
Total MBS	62	117
Total	$1,690,912	$1,979,816

Table 3.2 - Net Gains (Losses) on Trading Securities (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net unrealized gains (losses) on trading securities held at period end	$(37,562)	$(87,474)	$(40,255)	$(285,014)
Net gains (losses) on trading securities sold/matured during the period	—	(1,868)	1,407	(52,314)
Net gains (losses) on trading securities	$(37,562)	$(89,342)	$(38,848)	$(337,328)

Available-for-Sale Securities

Table 3.3 - Available-for-Sale Securities by Major Security Types (in thousands)

	September 30, 2023
	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-MBS:
U.S. Treasury obligations	$7,349,493	$7,688	$(2,745)	$7,354,436
GSE obligations	115,658	747	(23)	116,382
Total non-MBS	7,465,151	8,435	(2,768)	7,470,818
MBS:
GSE multi-family	2,248,672	74	(55,227)	2,193,519
Total MBS	2,248,672	74	(55,227)	2,193,519
Total	$9,713,823	$8,509	$(57,995)	$9,664,337

	December 31, 2022
	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-MBS:
U.S. Treasury obligations	$7,202,715	$3,584	$(12,028)	$7,194,271
GSE obligations	117,555	726	(199)	118,082
Total non-MBS	7,320,270	4,310	(12,227)	7,312,353
MBS:
GSE multi-family	1,360,221	—	(40,809)	1,319,412
Total MBS	1,360,221	—	(40,809)	1,319,412
Total	$8,680,491	$4,310	$(53,036)	$8,631,765
(1)Amortized cost of available-for-sale securities includes adjustments made to the cost basis of an investment for accretion, amortization, and/or fair value hedge accounting adjustments, and excludes accrued interest receivable of (in thousands) $49,972 and $40,246 at September 30, 2023 and December 31, 2022, respectively.

Table 3.4 summarizes the available-for-sale securities with gross unrealized losses, which are aggregated by major security type and length of time that individual securities have been in a continuous gross unrealized loss position.

Table 3.4 - Available-for-Sale Securities in a Continuous Gross Unrealized Loss Position (in thousands)

	September 30, 2023
	Less than 12 Months		12 Months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Non-MBS:
U.S. Treasury obligations	$1,506,970	$(1,210)	$871,545	$(1,535)	$2,378,515	$(2,745)
GSE obligations	—	—	4,173	(23)	4,173	(23)
Total non-MBS	1,506,970	(1,210)	875,718	(1,558)	2,382,688	(2,768)
MBS:
GSE multi-family MBS	1,012,202	(12,619)	1,125,661	(42,608)	2,137,863	(55,227)
Total MBS	1,012,202	(12,619)	1,125,661	(42,608)	2,137,863	(55,227)
Total	$2,519,172	$(13,829)	$2,001,379	$(44,166)	$4,520,551	$(57,995)

	December 31, 2022
	Less than 12 Months		12 Months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Non-MBS:
U.S. Treasury obligations	$4,624,895	$(12,028)	$—	$—	$4,624,895	$(12,028)
GSE obligations	9,887	(199)	—	—	9,887	(199)
Total non-MBS	4,634,782	(12,227)	—	—	4,634,782	(12,227)
MBS:
GSE multi-family MBS	959,421	(22,519)	359,991	(18,290)	1,319,412	(40,809)
Total MBS	959,421	(22,519)	359,991	(18,290)	1,319,412	(40,809)
Total	$5,594,203	$(34,746)	$359,991	$(18,290)	$5,954,194	$(53,036)

Table 3.5 - Available-for-Sale Securities by Contractual Maturity (in thousands)

	September 30, 2023		December 31, 2022
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-MBS:
Due in 1 year or less	$—	$—	$—	$—
Due after 1 year through 5 years	5,916,665	5,919,611	2,576,167	2,577,121
Due after 5 years through 10 years	1,538,944	1,541,640	4,734,017	4,725,345
Due after 10 years	9,542	9,567	10,086	9,887
Total non-MBS	7,465,151	7,470,818	7,320,270	7,312,353
MBS (1)	2,248,672	2,193,519	1,360,221	1,319,412
Total	$9,713,823	$9,664,337	$8,680,491	$8,631,765
(1)MBS are not presented by contractual maturity because their expected maturities will likely differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 3.6 - Interest Rate Payment Terms of Available-for-Sale Securities (in thousands)

	September 30, 2023	December 31, 2022
Amortized cost of non-MBS:
Fixed-rate	$7,465,151	$7,320,270
Total amortized cost of non-MBS	7,465,151	7,320,270
Amortized cost of MBS:
Fixed-rate	2,248,672	1,360,221
Total amortized cost of MBS	2,248,672	1,360,221
Total	$9,713,823	$8,680,491

The FHLB had no sales of securities out of its available-for-sale portfolio for the nine months ended September 30, 2023 or 2022.

Held-to-Maturity Securities

Table 3.7 - Held-to-Maturity Securities by Major Security Types (in thousands)

	September 30, 2023
	Amortized Cost (1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
Non-MBS:
U.S. Treasury obligations	$48,419	$—	$(17)	$48,402
Total non-MBS	48,419	—	(17)	48,402
MBS:
U.S. obligation single-family	1,138,220	—	(181,778)	956,442
GSE single-family	2,829,502	45	(155,767)	2,673,780
GSE multi-family	12,976,384	2,170	(78,969)	12,899,585
Total MBS	16,944,106	2,215	(416,514)	16,529,807
Total	$16,992,525	$2,215	$(416,531)	$16,578,209

	December 31, 2022
	Amortized Cost (1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
Non-MBS:
U.S. Treasury obligations	$47,405	$—	$(51)	$47,354
Total non-MBS	47,405	—	(51)	47,354
MBS:
U.S. obligation single-family	1,232,001	—	(147,423)	1,084,578
GSE single-family	1,632,099	4,074	(101,140)	1,535,033
GSE multi-family	12,392,854	598	(77,374)	12,316,078
Total MBS	15,256,954	4,672	(325,937)	14,935,689
Total	$15,304,359	$4,672	$(325,988)	$14,983,043

(1)Carrying value equals amortized cost. Amortized cost of held-to-maturity securities includes adjustments made to the cost basis of an investment for accretion and amortization and excludes accrued interest receivable of (in thousands) $66,962 and $48,937 as of September 30, 2023 and December 31, 2022, respectively.

Table 3.8 - Held-to-Maturity Securities by Contractual Maturity (in thousands)

	September 30, 2023		December 31, 2022
Year of Maturity	Amortized Cost (1)	Fair Value	Amortized Cost (1)	Fair Value
Non-MBS:
Due in 1 year or less	$48,419	$48,402	$47,405	$47,354
Due after 1 year through 5 years	—	—	—	—
Due after 5 years through 10 years	—	—	—	—
Due after 10 years	—	—	—	—
Total non-MBS	48,419	48,402	47,405	47,354
MBS (2)	16,944,106	16,529,807	15,256,954	14,935,689
Total	$16,992,525	$16,578,209	$15,304,359	$14,983,043
(1)Carrying value equals amortized cost.
(2)MBS are not presented by contractual maturity because their expected maturities will likely differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 3.9 - Interest Rate Payment Terms of Held-to-Maturity Securities (in thousands)

	September 30, 2023	December 31, 2022
Amortized cost of non-MBS:
Fixed-rate	$48,419	$47,405
Total amortized cost of non-MBS	48,419	47,405
Amortized cost of MBS:
Fixed-rate	3,826,902	2,709,494
Variable-rate	13,117,204	12,547,460
Total amortized cost of MBS	16,944,106	15,256,954
Total	$16,992,525	$15,304,359

For the nine months ended September 30, 2023 and 2022, the FHLB did not sell any held-to-maturity securities.

Allowance for Credit Losses on Available-for-Sale and Held-to-Maturity Securities

The FHLB evaluates available-for-sale and held-to-maturity investment securities for credit losses on a quarterly basis. The FHLB’s available-for-sale and held-to-maturity securities are U.S. Treasury obligations, GSE obligations, and MBS issued by Fannie Mae, Freddie Mac and Ginnie Mae that are backed by single-family or multi-family mortgage loans. The FHLB only purchases securities considered investment quality. At September 30, 2023 and December 31, 2022, all available-for-sale and held-to-maturity securities were rated single-A, or above, by an NRSRO, based on the lowest long-term credit rating for each security owned by the FHLB. The FHLB’s internal ratings of these securities may differ from those obtained from an NRSRO.

The FHLB evaluates individual available-for-sale securities for impairment by comparing the security’s fair value to its amortized cost. Impairment may exist when the fair value of the investment is less than its amortized cost (i.e., in an unrealized loss position). At September 30, 2023 and December 31, 2022, certain available-for-sale securities were in an unrealized loss position. These losses are considered temporary as the FHLB expects to recover the entire amortized cost basis on these available-for-sale investment securities and does not intend to sell these securities nor considers it more likely than not that it will be required to sell these securities before the anticipated recovery of each security's remaining amortized cost basis. Further, the FHLB has not experienced any payment defaults on the instruments and all of these securities are highly-rated. In the case of U.S. obligations, they carry an explicit government guarantee. In the case of GSE securities, they are purchased under the assumption that the issuers' obligation to pay principal and interest on those securities will be honored, taking into account their status as GSEs. As a result, no allowance for credit losses was recorded on these available-for-sale securities at September 30, 2023 and December 31, 2022.

The FHLB evaluates its held-to-maturity securities for impairment on a collective, or pooled basis, unless an individual assessment is deemed necessary because the securities do not possess similar risk characteristics. As of September 30, 2023 and December 31, 2022, the FHLB had not established an allowance for credit loss on any held-to-maturity securities because the securities: (1) were all highly-rated and/or had short remaining terms to maturity, (2) had not experienced, nor did the FHLB expect, any payment default on the instruments, (3) in the case of U.S. obligations, the securities carry an explicit government guarantee such that the FHLB considered the risk of nonpayment to be zero, and (4) in the case of GSE securities, they are purchased under an assumption that the issuers' obligation to pay principal and interest on those securities will be honored, taking into account their status as GSEs.

Note 4 - Advances

The following table presents Advance redemptions by contractual maturity, including index-amortizing Advances, which are presented according to their predetermined amortization schedules.

Table 4.1 - Advances by Redemption Term (dollars in thousands)

	September 30, 2023		December 31, 2022
Redemption Term	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Overdrawn demand deposit accounts	$799	5.59%	$—	—%
Due in 1 year or less	39,264,661	5.40	51,491,191	4.36
Due after 1 year through 2 years	10,460,975	5.11	5,904,109	3.69
Due after 2 years through 3 years	10,841,885	5.31	2,969,160	4.01
Due after 3 years through 4 years	4,344,961	3.72	2,418,222	4.14
Due after 4 years through 5 years	4,003,209	4.04	2,462,903	3.28
Thereafter	1,509,513	2.41	2,182,434	2.29
Total principal amount	70,426,003	5.10	67,428,019	4.17
Commitment fees	(86)		(90)
Discounts	(1,591)		(2,073)
Fair value hedging adjustments	(635,689)		(406,255)
Fair value option valuation adjustments and accrued interest	(2,953)		(46)
Total (1)	$69,785,684		$67,019,555
(1)Carrying values exclude accrued interest receivable of (in thousands) $305,363 and $149,255 as of September 30, 2023 and December 31, 2022, respectively.

The FHLB offers certain fixed- and variable-rate Advances to members that may be prepaid on specified dates (call dates) without incurring prepayment or termination fees (callable Advances). Other Advances may only be prepaid subject to a prepayment fee paid to the FHLB that makes the FHLB financially indifferent to the prepayment of the Advance.

Table 4.2 - Advances by Redemption Term or Next Call Date (in thousands)

Redemption Term or Next Call Date	September 30, 2023	December 31, 2022
Overdrawn demand deposit accounts	$799	$—
Due in 1 year or less	42,264,661	54,497,542
Due after 1 year through 2 years	14,960,975	5,901,058
Due after 2 years through 3 years	3,364,505	1,465,860
Due after 3 years through 4 years	4,344,961	918,222
Due after 4 years through 5 years	3,980,589	2,462,903
Thereafter	1,509,513	2,182,434
Total principal amount	$70,426,003	$67,428,019

The FHLB also offers putable Advances. With a putable Advance, the FHLB effectively purchases put options from the member that allows the FHLB to terminate the Advance at predetermined dates. The FHLB normally would exercise its put option when interest rates increase relative to contractual rates.

Table 4.3 - Advances by Redemption Term or Next Put Date for Putable Advances (in thousands)

Redemption Term or Next Put Date	September 30, 2023	December 31, 2022
Overdrawn demand deposit accounts	$799	$—
Due in 1 year or less	39,569,661	52,461,191
Due after 1 year through 2 years	10,525,975	5,929,109
Due after 2 years through 3 years	10,861,885	2,989,160
Due after 3 years through 4 years	4,344,961	2,418,222
Due after 4 years through 5 years	3,908,209	2,382,903
Thereafter	1,214,513	1,247,434
Total principal amount	$70,426,003	$67,428,019

Table 4.4 - Advances by Interest Rate Payment Terms (in thousands)

	September 30, 2023	December 31, 2022
Total fixed-rate (1)	$37,197,784	$51,461,334
Total variable-rate (1)	33,228,219	15,966,685
Total principal amount	$70,426,003	$67,428,019
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

Using a risk-based approach, the FHLB considers the payment status, collateralization levels, and borrower's financial condition to be indicators of credit quality for its credit products. At September 30, 2023 and December 31, 2022, the FHLB did not have any Advances that were past due, in non-accrual status or considered impaired. In addition, there were no modifications of Advances with borrowers experiencing financial difficulty during the nine months ended September 30, 2023 or 2022. At September 30, 2023 and December 31, 2022, the FHLB had rights to collateral on a member-by-member basis with an estimated value in excess of its outstanding extensions of credit.

Based upon the collateral held as security, its credit extension and collateral policies and the repayment history on Advances, the FHLB did not expect any credit losses on Advances as of September 30, 2023 and, therefore, no allowance for credit losses on Advances was recorded. For the same reasons, the FHLB did not record any allowance for credit losses on Advances at December 31, 2022.

Advance Concentrations

Table 4.5 - Borrowers Holding Five Percent or more of Total Advances, Including Any Known Affiliates that are Members of the FHLB (dollars in millions)

September 30, 2023			December 31, 2022
	Principal	% of Total Principal Amount of Advances		Principal	% of Total Principal Amount of Advances
Keybank, N.A.	$11,337	16%	U.S. Bank, N.A.	$19,000	28%
U.S. Bank, N.A.	11,000	16	Keybank, N.A.	11,344	17
JPMorgan Chase Bank, N.A.	6,000	9	Third Federal Savings and Loan Association	4,826	7
Fifth Third Bank	5,751	8	Fifth Third Bank	4,301	6
Third Federal Savings and Loan Association	5,251	7	Nationwide Life Insurance Company	3,136	5
Total	$39,339	56%	Total	$42,607	63%

Note 5 - Mortgage Loans

Total mortgage loans held for portfolio represent residential mortgage loans under the Mortgage Purchase Program (MPP) that the FHLB's members originate, credit enhance, and then sell to the FHLB. The FHLB does not service any of these loans.

Table 5.1 - Mortgage Loans Held for Portfolio (in thousands)

	September 30, 2023	December 31, 2022
Fixed rate medium-term single-family mortgage loans (1)	$474,198	$530,956
Fixed rate long-term single-family mortgage loans (2)	6,453,260	6,475,525
Total unpaid principal balance	6,927,458	7,006,481
Premiums	146,879	151,756
Discounts	(2,590)	(2,246)
Hedging basis adjustments (3)	4,938	6,819
Total mortgage loans held for portfolio (4)	7,076,685	7,162,810
Allowance for credit losses on mortgage loans	(316)	(301)
Mortgage loans held for portfolio, net	$7,076,369	$7,162,509
(1)Medium-term is defined as a term of 15 years or less.
(2)Long-term is defined as a term of greater than 15 years up to 30 years.
(3)Represents the unamortized balance of the mortgage purchase commitments' market values at the time of settlement. The market value of the commitment is included in the basis of the mortgage loan and amortized accordingly.
(4)Excludes accrued interest receivable of (in thousands) $22,409 and $21,846 at September 30, 2023 and December 31, 2022, respectively.

Table 5.2 - Mortgage Loans Held for Portfolio by Collateral/Guarantee Type (in thousands)

	September 30, 2023	December 31, 2022
Conventional mortgage loans	$6,826,629	$6,893,552
Federal Housing Administration (FHA) mortgage loans	100,829	112,929
Total unpaid principal balance	$6,927,458	$7,006,481

Table 5.3 - Members, Including Any Known Affiliates that are Members of the FHLB, and Former Members Selling Five Percent or more of Total Unpaid Principal (dollars in millions)

	September 30, 2023			December 31, 2022
	Principal	% of Total		Principal	% of Total
Union Savings Bank	$1,540	22%	Union Savings Bank	$1,651	24%
FirstBank	733	11	FirstBank	730	10
Guardian Savings Bank FSB	410	6	Guardian Savings Bank FSB	438	6
The Huntington National Bank	388	6

Credit Risk Exposure

The FHLB manages credit risk exposure for conventional mortgage loans primarily though conservative underwriting and purchasing loans with characteristics consistent with favorable expected credit performance and by applying various credit enhancements.

Credit Enhancements. The conventional mortgage loans under the MPP are primarily supported by some combination of credit enhancements (primary mortgage insurance (PMI) and the Lender Risk Account (LRA), including pooled LRA for those members participating in an aggregated MPP pool). These credit enhancements apply after a homeowner’s equity is exhausted. The LRA is funded by the FHLB upfront as a portion of the purchase proceeds to cover potential credit losses. The LRA is recorded in other liabilities in the Statement of Condition. Excess funds from the LRA are released to the member in accordance with the terms of the Master Commitment Contract, which is typically after five years, subject to performance of the related loan pool. Because the FHA makes an explicit guarantee on FHA mortgage loans, the FHLB does not require any credit enhancements on these loans beyond primary mortgage insurance.

Table 5.4 - Changes in the LRA (in thousands)

Nine Months Ended
September 30, 2023
LRA at beginning of year	$244,254
Additions	5,384
Claims	(219)
Scheduled distributions	(11,419)
LRA at end of period	$238,000

Payment Status of Mortgage Loans. The key credit quality indicator for conventional mortgage loans is payment status, which allows the FHLB to monitor borrower performance. Past due loans are those where the borrower has failed to make a full payment of principal and interest within one month of its due date. Table 5.5 presents the payment status of conventional mortgage loans.

Table 5.5 - Credit Quality Indicator of Conventional Mortgage Loans (in thousands)

	September 30, 2023
	Origination Year
Payment status, at amortized cost:	Prior to 2019	2019 to September 30, 2023	Total
Past due 30-59 days	$13,366	$10,305	$23,671
Past due 60-89 days	2,065	1,190	3,255
Past due 90 days or more	7,781	2,620	10,401
Total past due mortgage loans	23,212	14,115	37,327
Current mortgage loans	2,387,669	4,550,145	6,937,814
Total conventional mortgage loans	$2,410,881	$4,564,260	$6,975,141

	December 31, 2022
	Origination Year
Payment status, at amortized cost:	Prior to 2018	2018 to 2022	Total
Past due 30-59 days	$12,643	$14,440	$27,083
Past due 60-89 days	3,303	1,751	5,054
Past due 90 days or more	8,251	3,682	11,933
Total past due mortgage loans	24,197	19,873	44,070
Current mortgage loans	2,404,090	4,600,889	7,004,979
Total conventional mortgage loans	$2,428,287	$4,620,762	$7,049,049

Other delinquency statistics include loans in process of foreclosure, serious delinquency rates, loans past due 90 days or more and still accruing interest, and non-accrual loans. Table 5.6 presents other delinquency statistics of mortgage loans.

Table 5.6 - Other Delinquency Statistics (dollars in thousands)

	September 30, 2023
Amortized Cost:	Conventional MPP Loans	FHA Loans	Total
In process of foreclosure (1)	$7,143	$116	$7,259
Serious delinquency rate (2)	0.15%	0.68%	0.16%
Past due 90 days or more still accruing interest (3)	$9,907	$688	$10,595
Loans on non-accrual status (4)	$1,267	$—	$1,267

	December 31, 2022
Amortized Cost:	Conventional MPP Loans	FHA Loans	Total
In process of foreclosure (1)	$7,206	$361	$7,567
Serious delinquency rate (2)	0.18%	1.32%	0.19%
Past due 90 days or more still accruing interest (3)	$11,369	$1,500	$12,869
Loans on non-accrual status (4)	$1,423	$—	$1,423
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
(4)At September 30, 2023 and December 31, 2022, (in thousands) $1,267 and $971, respectively, of conventional MPP loans on non-accrual status do not have a related allowance because these loans were either previously charged off to their expected recoverable value and/or the fair value of the underlying collateral, including any credit enhancements, is greater than the amortized cost of the loans.

The FHLB did not have any real estate owned at September 30, 2023 or December 31, 2022.

Mortgage Loan Modifications. Under certain circumstances, the FHLB offers loan modifications within its MPP. Most commonly, loan modifications consist of capitalization of any past due interest with a corresponding increase in unpaid principal and a recast of the monthly principal and interest payment. Less frequently, loan modifications may include interest rate reductions, term extensions, balloon payments, or a combination of these types. The amortized cost basis of mortgage loans modified with borrowers experiencing financial difficulty during the three and nine months ended September 30, 2023 was (in thousands) $745 and $3,594, respectively. The financial effect of the modifications was not material to the FHLB’s financial condition or results of operations.

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

Allowance for Credit Losses on Conventional Mortgage Loans. At September 30, 2023 and December 31, 2022 the FHLB's allowance for credit losses on its conventional mortgage loans held for portfolio was (in thousands) $316 and $301, respectively.

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

Table 6.1 - Fair Value of Derivative Instruments (in thousands)

	September 30, 2023
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as fair value hedging instruments:
Interest rate swaps	$32,335,274	$8,503	$59,395
Derivatives not designated as hedging instruments:
Interest rate swaps	29,061,179	306,341	38,358
Interest rate swaptions	425,000	11,321	—
Mortgage delivery commitments	67,613	9	515
Total derivatives not designated as hedging instruments	29,553,792	317,671	38,873
Total derivatives before adjustments	$61,889,066	326,174	98,268
Netting adjustments and cash collateral (1)		66,886	(86,331)
Total derivative assets and total derivative liabilities		$393,060	$11,937

	December 31, 2022
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as fair value hedging instruments:
Interest rate swaps	$21,577,007	$37,175	$32,630
Derivatives not designated as hedging instruments:
Interest rate swaps	28,840,270	5,839	55,327
Interest rate swaptions	355,000	7,766	—
Mortgage delivery commitments	14,291	12	88
Total derivatives not designated as hedging instruments	29,209,561	13,617	55,415
Total derivatives before adjustments	$50,786,568	50,792	88,045
Netting adjustments and cash collateral (1)		439,768	(87,585)
Total derivative assets and total derivative liabilities		$490,560	$460

(1)Amounts represent the application of the netting requirements that allow the FHLB to settle positive and negative positions, and also cash collateral, including accrued interest, held or placed by the FHLB with the same clearing agent and/or counterparty. Cash collateral posted, including accrued interest, was (in thousands) $402,216 and $533,270 at September 30, 2023 and December 31, 2022, respectively. Cash collateral received, including accrued interest, was (in thousands) $248,999 and $5,917 at September 30, 2023 and December 31, 2022, respectively.

Table 6.2 presents the impact of qualifying fair value hedging relationships on net interest income as well as the total interest income (expense) by product.

Table 6.2 - Impact of Fair Value Hedging Relationships on Net Interest Income (in thousands)

	Three Months Ended September 30, 2023
	Advances	Available-for-Sale Securities	Consolidated Bonds
Total interest income (expense) recorded in the Statements of Income	$1,057,139	$139,444	$(1,033,895)
Impact of Fair Value Hedging Relationships
Interest rate swaps:
Net interest settlements	$96,145	$95,929	$(8,152)
Gain (loss) on derivatives	127,167	207,130	2,396
Gain (loss) on hedged items	(127,317)	(206,195)	(2,644)
Price alignment amount (1)	(7,407)	(15,842)	93
Effect on net interest income	$88,588	$81,022	$(8,307)

	Three Months Ended September 30, 2022
	Advances	Available-for-Sale Securities	Consolidated Bonds
Total interest income (expense) recorded in the Statements of Income	$381,615	$52,628	$(236,968)
Impact of Fair Value Hedging Relationships
Interest rate swaps:
Net interest settlements	$10,498	$13,560	$(1,106)
Gain (loss) on derivatives	208,971	438,701	(20,031)
Gain (loss) on hedged items	(204,055)	(440,029)	20,290
Price alignment amount (1)	(1,470)	(3,570)	70
Effect on net interest income	$13,944	$8,662	$(777)

	Nine Months Ended September 30, 2023
	Advances	Available-for-Sale Securities	Consolidated Bonds
Total interest income (expense) recorded in the Statements of Income	$3,393,005	$375,881	$(2,762,029)
Impact of Fair Value Hedging Relationships
Interest rate swaps:
Net interest settlements	$238,028	$251,625	$(24,075)
Gain (loss) on derivatives	229,033	217,040	8,249
Gain (loss) on hedged items	(229,434)	(214,052)	(8,224)
Price alignment amount (1)	(16,212)	(37,411)	380
Effect on net interest income	$221,415	$217,202	$(23,670)

	Nine Months Ended September 30, 2022
	Advances	Available-for-Sale Securities	Consolidated Bonds
Total interest income (expense) recorded in the Statements of Income	$547,586	$74,590	$(431,373)
Impact of Fair Value Hedging Relationships
Interest rate swaps:
Net interest settlements	$(23,891)	$(10,366)	$1,599
Gain (loss) on derivatives	543,638	981,377	(42,830)
Gain (loss) on hedged items	(534,278)	(983,258)	43,030
Price alignment amount (1)	(1,878)	(4,683)	91
Effect on net interest income	$(16,409)	$(16,930)	$1,890
(1)    This amount is for derivatives for which variation margin is characterized as a daily settled contract.

Table 6.3 presents the cumulative basis adjustments on hedged items designated as fair value hedges and the related amortized cost of the hedged items.

Table 6.3 - Cumulative Basis Adjustments for Fair Value Hedges (in thousands)

	September 30, 2023
	Advances	Available-for-Sale Securities	Consolidated Bonds
Amortized cost of hedged asset or liability (1)	$19,505,253	$9,689,161	$1,270,267
Fair value hedging adjustments
Basis adjustments for active hedging relationships included in amortized cost	$(636,309)	$(1,202,764)	$(33,521)
Basis adjustments for discontinued hedging relationships included in amortized cost	620	16,514	—
Total amount of fair value hedging basis adjustments	$(635,689)	$(1,186,250)	$(33,521)

	December 31, 2022
	Advances	Available-for-Sale Securities	Consolidated Bonds
Amortized cost of hedged asset or liability (1)	$10,199,624	$8,668,634	$1,286,881
Fair value hedging adjustments
Basis adjustments for active hedging relationships included in amortized cost	$(407,137)	$(989,810)	$(41,745)
Basis adjustments for discontinued hedging relationships included in amortized cost	882	13,932	—
Total amount of fair value hedging basis adjustments	$(406,255)	$(975,878)	$(41,745)
(1)     Includes only the portion of amortized cost representing the hedged items in fair value hedging relationships.

Table 6.4 presents net gains (losses) recorded in non-interest income (loss) on derivatives not designated as hedging instruments.

Table 6.4 - Net Gains (Losses) Recorded in Non-interest Income (Loss) on Derivatives Not Designated as Hedging Instruments (in thousands)

	Three Months Ended September 30,
	2023	2022
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	$43,437	$42,188
Interest rate swaptions	6,930	4,450
Net interest settlements	850	(18,558)
Mortgage delivery commitments	(1,500)	(1,244)
Total net gains (losses) related to derivatives not designated as hedging instruments	49,717	26,836
Price alignment amount (1)	(1,745)	(216)
Net gains (losses) on derivatives	$47,972	$26,620

	Nine Months Ended September 30,
	2023	2022
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	$48,421	$191,830
Interest rate swaptions	1,903	11,008
Net interest settlements	(9,091)	(49,999)
Mortgage delivery commitments	(1,573)	(8,568)
Total net gains (losses) related to derivatives not designated as hedging instruments	39,660	144,271
Price alignment amount (1)	(3,967)	(177)
Net gains (losses) on derivatives	$35,693	$144,094
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

For cleared derivatives, the Clearinghouse determines initial margin requirements and generally credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including, but not limited to, credit rating downgrades. At September 30, 2023, the FHLB was not required to post additional initial margin by its clearing agents based on credit considerations.

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

Table 6.5 - Offsetting of Derivative Assets and Derivative Liabilities (in thousands)

	September 30, 2023
	Derivative Instruments Meeting Netting Requirements				Non-cash Collateral Not Offset
	Gross Recognized Amount	Gross Amount of Netting Adjustments and Cash Collateral	Derivative Instruments Not Meeting Netting Requirements (1)	Total Derivative Assets and Total Derivative Liabilities	Can Be Sold or Repledged	Net Amount (2)
Derivative Assets:
Uncleared	$323,419	$(314,013)	$9	$9,415	$—	$9,415
Cleared	2,746	380,899	—	383,645	—	383,645
Total				$393,060		$393,060
Derivative Liabilities:
Uncleared	$65,927	$(65,014)	$515	$1,428	$—	$1,428
Cleared	31,826	(21,317)	—	10,509	10,509	—
Total				$11,937		$1,428

	December 31, 2022
	Derivative Instruments Meeting Netting Requirements				Non-cash Collateral Not Offset
	Gross Recognized Amount	Gross Amount of Netting Adjustments and Cash Collateral	Derivative Instruments Not Meeting Netting Requirements (1)	Total Derivative Assets and Total Derivative Liabilities	Can Be Sold or Repledged	Net Amount (2)
Derivative Assets:
Uncleared	$19,195	$(12,600)	$12	$6,607	$—	$6,607
Cleared	31,585	452,368	—	483,953	—	483,953
Total				$490,560		$490,560
Derivative Liabilities:
Uncleared	$83,896	$(83,524)	$88	$460	$—	$460
Cleared	4,061	(4,061)	—	—	—	—
Total				$460		$460
(1)    Includes mortgage delivery commitments that are not subject to an enforceable netting agreement.
(2)    Any over-collateralization at the individual clearing agent and/or counterparty level is not included in the determination of the net amount. At September 30, 2023, the FHLB had additional net credit exposure of (in thousands) $285,266 due to instances where the FHLB's non-cash collateral to a counterparty exceeded the FHLB's net derivative position.

Note 7 - Consolidated Obligations

Table 7.1 - Consolidated Discount Notes Outstanding (dollars in thousands)

	Carrying Value	Principal Amount	Weighted Average Interest Rate (1)
September 30, 2023	$24,296,471	$24,483,853	5.04%
December 31, 2022	$40,691,180	$41,007,526	3.95%
(1)Represents an implied rate without consideration of concessions.

Table 7.2 - Consolidated Bonds Outstanding by Original Contractual Maturity (dollars in thousands)

	September 30, 2023		December 31, 2022
Year of Original Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$60,178,795	5.19%	$48,105,620	4.00%
Due after 1 year through 2 years	17,426,730	4.91	3,056,405	2.97
Due after 2 years through 3 years	1,817,500	2.06	2,815,000	1.70
Due after 3 years through 4 years	1,466,500	2.01	934,000	1.97
Due after 4 years through 5 years	1,181,500	3.32	1,586,000	1.94
Thereafter	3,750,140	3.26	3,246,140	2.83
Total principal amount	85,821,165	4.90	59,743,165	3.69
Premiums	30,865		28,958
Discounts	(25,348)		(18,716)
Fair value hedging adjustments	(33,521)		(41,745)
Fair value option valuation adjustment and accrued interest	264,992		(43,917)
Total	$86,058,153		$59,667,745

Table 7.3 - Consolidated Bonds Outstanding by Call Features (in thousands)

	September 30, 2023	December 31, 2022
Principal Amount of Consolidated Bonds:
Non-callable	$62,449,665	$49,628,665
Callable	23,371,500	10,114,500
Total principal amount	$85,821,165	$59,743,165

Table 7.4 - Consolidated Bonds Outstanding by Original Contractual Maturity or Next Call Date (in thousands)

Year of Original Contractual Maturity or Next Call Date	September 30, 2023	December 31, 2022
Due in 1 year or less	$65,490,295	$54,465,620
Due after 1 year through 2 years	15,808,730	1,543,405
Due after 2 years through 3 years	641,000	803,000
Due after 3 years through 4 years	266,500	571,000
Due after 4 years through 5 years	863,500	258,000
Thereafter	2,751,140	2,102,140
Total principal amount	$85,821,165	$59,743,165

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

Table 7.5 - Consolidated Bonds by Interest-rate Payment Type (in thousands)

	September 30, 2023	December 31, 2022
Principal Amount of Consolidated Bonds:
Fixed-rate	$32,081,665	$19,797,165
Variable-rate	53,739,500	39,621,000
Step-up	—	325,000
Total principal amount	$85,821,165	$59,743,165

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

Table 8.1 - Rollforward of the AHP Liability (in thousands)

Balance at December 31, 2022	$87,923
Assessments (current year additions)	57,445
Voluntary contribution	7,307
Subsidy uses, net	(19,500)
Balance at September 30, 2023	$133,175

Note 9 - Capital

Table 9.1 - Capital Requirements (dollars in thousands)

	September 30, 2023		December 31, 2022
	Minimum Requirement	Actual	Minimum Requirement	Actual
Risk-based capital	$1,258,954	$6,173,088	$920,030	$6,569,024
Capital-to-assets ratio (regulatory)	4.00%	5.21%	4.00%	6.05%
Regulatory capital	$4,743,508	$6,173,088	$4,344,380	$6,569,024
Leverage capital-to-assets ratio (regulatory)	5.00%	7.81%	5.00%	9.07%
Leverage capital	$5,929,386	$9,259,632	$5,430,475	$9,853,536

Restricted Retained Earnings. At September 30, 2023 and December 31, 2022 the FHLB had (in thousands) $663,050 and $560,118, respectively, in restricted retained earnings. These restricted retained earnings are not available to pay dividends, but are available to absorb unexpected losses, if any, that the FHLB may experience.

Table 9.2 - Rollforward of Mandatorily Redeemable Capital Stock (in thousands)

Balance, December 31, 2022	$17,453
Capital stock subject to mandatory redemption reclassified from equity	573,291
Repurchase/redemption of mandatorily redeemable capital stock	(572,082)
Balance, September 30, 2023	$18,662

Table 9.3 - Mandatorily Redeemable Capital Stock by Contractual Year of Redemption (in thousands)

Contractual Year of Redemption	September 30, 2023	December 31, 2022
Year 1	$—	$1,148
Year 2	9	29
Year 3	122	5
Year 4	7,984	5,853
Year 5	3,723	3,313
Past contractual redemption date due to remaining activity (1)	6,824	7,105
Total	$18,662	$17,453
(1)Represents mandatorily redeemable capital stock that is past the end of the contractual redemption period because there is activity outstanding to which the mandatorily redeemable capital stock relates.

Note 10 - Accumulated Other Comprehensive Income (Loss)

The following tables summarize the changes in accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2023 and 2022.

Table 10.1 - Accumulated Other Comprehensive Income (Loss) (in thousands)

	Net unrealized gains (losses) on available-for-sale securities	Pension and postretirement benefits	Total accumulated other comprehensive income (loss)
BALANCE, JUNE 30, 2022	$(21,635)	$(12,013)	$(33,648)
Other comprehensive income before reclassification:
Net unrealized gains (losses)	(8,991)	—	(8,991)
Reclassifications from other comprehensive income (loss) to net income:
Amortization - pension and postretirement benefits (1)	—	(36)	(36)
Net current period other comprehensive income (loss)	(8,991)	(36)	(9,027)
BALANCE, SEPTEMBER 30, 2022	$(30,626)	$(12,049)	$(42,675)

BALANCE, JUNE 30, 2023	$(33,364)	$(810)	$(34,174)
Other comprehensive income before reclassification:
Net unrealized gains (losses)	(16,122)	—	(16,122)
Reclassifications from other comprehensive income (loss) to net income:
Amortization - pension and postretirement benefits (1)	—	(98)	(98)
Net current period other comprehensive income (loss)	(16,122)	(98)	(16,220)
BALANCE, SEPTEMBER 30, 2023	$(49,486)	$(908)	$(50,394)

	Net unrealized gains (losses) on available-for-sale securities	Pension and postretirement benefits	Total accumulated other comprehensive income (loss)
BALANCE, DECEMBER 31, 2021	$26,125	$(13,031)	$13,094
Other comprehensive income before reclassification:
Net unrealized gains (losses)	(56,751)	—	(56,751)
Reclassifications from other comprehensive income (loss) to net income:
Amortization - pension and postretirement benefits (1)	—	982	982
Net current period other comprehensive income (loss)	(56,751)	982	(55,769)
BALANCE, SEPTEMBER 30, 2022	$(30,626)	$(12,049)	$(42,675)

BALANCE, DECEMBER 31, 2022	$(48,726)	$(614)	$(49,340)
Other comprehensive income before reclassification:
Net unrealized gains (losses)	(760)	—	(760)
Reclassifications from other comprehensive income (loss) to net income:
Amortization - pension and postretirement benefits (1)	—	(294)	(294)
Net current period other comprehensive income (loss)	(760)	(294)	(1,054)
BALANCE, SEPTEMBER 30, 2023	$(49,486)	$(908)	$(50,394)
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

Table 11.1 - Financial Performance by Operating Segment (in thousands)

	Three Months Ended September 30,
	Traditional Member Finance	MPP	Total
2023
Net interest income (loss)	$186,434	$35,714	$222,148
Non-interest income (loss)	(11,162)	5,431	(5,731)
Non-interest expense	25,063	2,675	27,738
Income (loss) before assessments	150,209	38,470	188,679
Affordable Housing Program assessments	15,132	3,847	18,979
Net income (loss)	$135,077	$34,623	$169,700
2022
Net interest income (loss)	$120,400	$21,238	$141,638
Non-interest income (loss)	(17,296)	3,207	(14,089)
Non-interest expense	23,944	2,407	26,351
Income (loss) before assessments	79,160	22,038	101,198
Affordable Housing Program assessments	8,152	2,204	10,356
Net income (loss)	$71,008	$19,834	$90,842

	Nine Months Ended September 30,
	Traditional Member Finance	MPP	Total
2023
Net interest income (loss)	$544,411	$104,578	$648,989
Non-interest income (loss)	20,479	331	20,810
Non-interest expense	87,582	10,111	97,693
Income (loss) before assessments	477,308	94,798	572,106
Affordable Housing Program assessments	47,965	9,480	57,445
Net income (loss)	$429,343	$85,318	$514,661
2022
Net interest income (loss)	$257,602	$35,949	$293,551
Non-interest income (loss)	(51,942)	760	(51,182)
Non-interest expense	70,066	7,945	78,011
Income (loss) before assessments	135,594	28,764	164,358
Affordable Housing Program assessments	13,962	2,876	16,838
Net income (loss)	$121,632	$25,888	$147,520

Table 11.2 - Asset Balances by Operating Segment (in thousands)

	Assets
	Traditional Member Finance	MPP	Total
September 30, 2023	$110,411,290	$8,176,421	$118,587,711
December 31, 2022	99,649,867	8,959,637	108,609,504

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

The FHLB reviews the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain financial assets or liabilities. The FHLB did not have any transfers of assets or liabilities into or out of Level 3 of the fair value hierarchy during the nine months ended September 30, 2023 or 2022.

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

Table 12.1 - Fair Value Summary (in thousands)

	September 30, 2023
		Fair Value
Financial Instruments	Carrying Value (1)	Total	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral (2)
Assets:
Cash and due from banks	$20,970	$20,970	$20,970	$—	$—	$—
Interest-bearing deposits	1,755,094	1,755,094	—	1,755,094	—	—
Securities purchased under agreements to resell	1,015,000	1,015,003	—	1,015,003	—	—
Federal funds sold	9,695,000	9,695,000	—	9,695,000	—	—
Trading securities	1,690,912	1,690,912	—	1,690,912	—	—
Available-for-sale securities	9,664,337	9,664,337	—	9,664,337	—	—
Held-to-maturity securities	16,992,525	16,578,209	—	16,578,209	—	—
Advances (3)	69,785,684	69,752,084	—	69,752,084	—	—
Mortgage loans held for portfolio	7,076,369	5,982,503	—	5,972,022	10,481	—
Accrued interest receivable	473,547	473,547	—	473,547	—	—
Derivative assets	393,060	393,060	—	326,174	—	66,886
Liabilities:
Deposits	1,220,415	1,218,448	—	1,218,448	—	—
Consolidated Obligations:
Discount Notes (4)	24,296,471	24,293,638	—	24,293,638	—	—
Bonds (5)	86,058,153	84,755,618	—	84,755,618	—	—
Mandatorily redeemable capital stock	18,662	18,662	18,662	—	—	—
Accrued interest payable	383,207	383,207	—	383,207	—	—
Derivative liabilities	11,937	11,937	—	98,268	—	(86,331)
(1)For certain financial instruments, the amounts represent net carrying value, which include an allowance for credit losses.
(2)Amounts represent the application of the netting requirements that allow the FHLB to settle positive and negative positions and also cash collateral and related accrued interest held or placed by the FHLB with the same counterparty.
(3)Includes (in thousands) $96,667 of Advances recorded under the fair value option at September 30, 2023.
(4)Includes (in thousands) $8,234,838 of Consolidated Obligation Discount Notes recorded under the fair value option at September 30, 2023.
(5)Includes (in thousands) $19,181,492 of Consolidated Obligation Bonds recorded under the fair value option at September 30, 2023.

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

Summary of Valuation Methodologies and Primary Inputs.

The valuation methodologies and primary inputs used to develop the measurement of fair value for assets and liabilities that are measured at fair value on a recurring or nonrecurring basis in the Statement of Condition are disclosed in Note 15 - Fair Value Disclosures in the FHLB's 2022 Annual Report on Form 10-K. There have been no significant changes in the valuation methodologies during 2023.

Fair Value Measurements.

Table 12.2 presents the fair value of financial assets and liabilities that are recorded on a recurring basis at September 30, 2023 and December 31, 2022, by level within the fair value hierarchy.

Table 12.2 - Fair Value Measurements (in thousands)

	Fair Value Measurements at September 30, 2023
	Total	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral (1)
Recurring fair value measurements - Assets
Trading securities:
U.S. Treasury obligations	$246,537	$—	$246,537	$—	$—
GSE obligations	1,444,313	—	1,444,313	—	—
U.S. obligation single-family MBS	62	—	62	—	—
Total trading securities	1,690,912	—	1,690,912	—	—
Available-for-sale securities:
U.S. Treasury obligations	7,354,436	—	7,354,436	—	—
GSE obligations	116,382	—	116,382	—	—
GSE multi-family MBS	2,193,519	—	2,193,519	—	—
Total available-for-sale securities	9,664,337	—	9,664,337	—	—
Advances	96,667	—	96,667	—	—
Derivative assets:
Interest rate related	393,051	—	326,165	—	66,886
Mortgage delivery commitments	9	—	9	—	—
Total derivative assets	393,060	—	326,174	—	66,886
Total assets at fair value	$11,844,976	$—	$11,778,090	$—	$66,886

Recurring fair value measurements - Liabilities
Consolidated Obligations:
Discount Notes	$8,234,838	$—	$8,234,838	$—	$—
Bonds	19,181,492	—	19,181,492	—	—
Total Consolidated Obligations	27,416,330	—	27,416,330	—	—
Derivative liabilities:
Interest rate related	11,422	—	97,753	—	(86,331)
Mortgage delivery commitments	515	—	515	—	—
Total derivative liabilities	11,937	—	98,268	—	(86,331)
Total liabilities at fair value	$27,428,267	$—	$27,514,598	$—	$(86,331)
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

Table 12.3 presents net gains (losses) recognized in earnings related to financial assets and liabilities in which the fair value option was elected during the three and nine months ended September 30, 2023 and 2022.

Table 12.3 – Fair Value Option - Financial Assets and Liabilities (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
Net Gains (Losses) from Changes in Fair Value Recognized in Earnings	2023	2022	2023	2022
Advances	$(1,637)	$2,957	$(3,172)	$675
Consolidated Discount Notes	(5,231)	(2,778)	(5,565)	35,516
Consolidated Bonds	(17,235)	41,649	10,257	85,068
Total net gains (losses)	$(24,103)	$41,828	$1,520	$121,259

For instruments recorded under the fair value option, the related contractual interest income, contractual interest expense and the discount amortization on Discount Notes are recorded as part of net interest income on the Statements of Income. The remaining changes in fair value for instruments in which the fair value option has been elected are recorded as “Net gains (losses) on financial instruments held under fair value option” in the Statements of Income, except for changes in fair value related to instrument specific credit risk, which are recorded in accumulated other comprehensive income (loss) in the Statement of Condition. The FHLB has determined that none of the remaining changes in fair value were related to instrument-specific credit risk for the nine months ended September 30, 2023 or 2022. In determining that there has been no change in instrument-specific credit risk period to period, the FHLB primarily considered the following factors:

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

Table 12.4 – Aggregate Unpaid Balance and Aggregate Fair Value (in thousands)

	September 30, 2023			December 31, 2022
	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Aggregate Fair Value Over/(Under) Aggregate Unpaid Principal Balance	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Aggregate Fair Value Over/(Under) Aggregate Unpaid Principal Balance
Advances	$99,620	$96,667	$(2,953)	$5,000	$4,954	$(46)
Consolidated Discount Notes	8,318,295	8,234,838	(83,457)	21,182,801	21,010,746	(172,055)
Consolidated Bonds	18,916,500	19,181,492	264,992	5,513,500	5,469,583	(43,917)

Note 13 - Commitments and Contingencies

Off-Balance Sheet Commitments. Table 13.1 represents off-balance sheet commitments at September 30, 2023 and December 31, 2022. The FHLB has deemed it unnecessary to record any liabilities for credit losses on these commitments at September 30, 2023 and December 31, 2022.

Table 13.1 - Off-Balance Sheet Commitments (in thousands)

	September 30, 2023			December 31, 2022
Notional Amount	Expire within one year	Expire after one year	Total	Expire within one year	Expire after one year	Total
Letters of Credit	$45,062,830	$303,989	$45,366,819	$41,122,833	$222,439	$41,345,272
Commitments for standby bond purchases	—	—	—	11,015	—	11,015
Commitments to purchase mortgage loans	67,613	—	67,613	14,291	—	14,291
Unsettled Consolidated Bonds, principal amount (1)	641,000	—	641,000	3,000,000	—	3,000,000
Unsettled Consolidated Discount Notes, principal amount (1)	—	—	—	182,205	—	182,205
(1)Expiration is based on settlement period rather than underlying contractual maturity of Consolidated Obligations.

The carrying value of guarantees related to Letters of Credit are recorded in other liabilities and were (in thousands) $10,066 and $9,691 at September 30, 2023 and December 31, 2022.

Pledged Collateral. The FHLB pledged securities, as collateral, related to derivatives. See Note 6 - Derivatives and Hedging Activities for additional information about the FHLB’s pledged collateral.

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

Note 14 - Transactions with Other FHLBanks

The FHLB notes transactions with other FHLBanks on the face of its financial statements. Occasionally, the FHLB loans short-term funds to and borrows short-term funds from other FHLBanks. These loans and borrowings are transacted at current market rates when traded. There were no such loans or borrowings outstanding at September 30, 2023 or December 31, 2022. The following table details the average daily balance of lending and borrowing between the FHLB and other FHLBanks for the nine months ended September 30, 2023 and 2022.

Table 14.1 - Lending and Borrowing Between the FHLB and Other FHLBanks (in thousands)

	Average Daily Balances for the Nine Months Ended September 30,
	2023	2022
Loans to other FHLBanks	$29,121	$16,670
Borrowings from other FHLBanks	37	37

In addition, the FHLB may, from time to time, assume the outstanding primary liability for Consolidated Obligations of another FHLBank (at current market rates on the day when the transfer is traded) rather than issuing new debt for which the FHLB is the primary obligor. During the nine months ended September 30, 2023, the par amount of the liability on Consolidated Obligations transferred to the FHLB totaled (in thousands) $250,000. The net discount associated with this transaction was immaterial. There were no Consolidated Obligations transferred to the FHLB during the nine months ended September 30, 2022. The FHLB had no Consolidated Obligations transferred to other FHLBanks during these periods.

Note 15 - Transactions with Stockholders

As a cooperative, the FHLB's capital stock is owned by its members, by former members that retain the stock as provided in the FHLB's Capital Plan and by nonmember institutions that have acquired members and must retain the stock to support Advances or other capital-requiring activities with the FHLB. All Advances were issued to members and all mortgage loans held for portfolio were purchased from members during the nine months ended September 30, 2023 and 2022. The FHLB also maintains demand deposit accounts for members, primarily to facilitate settlement activities that are directly related to Advances and mortgage loan purchases. Additionally, the FHLB may enter into interest rate swaps with its stockholders. The FHLB may not invest in any equity securities issued by its stockholders. At September 30, 2023 and December 31, 2022, the FHLB did not own any MBS securitized by, or other investment securities issued by, its stockholders.

For financial statement purposes, the FHLB defines related parties as those members with more than 10 percent of the voting interests of the FHLB capital stock outstanding. Federal statute prescribes the voting rights of members in the election of both Member and Independent directors. For Member directorships, the Finance Agency designates the number of Member directorships in a given year and an eligible voting member may vote only for candidates seeking election in its respective state. For Independent directors, the FHLB's Board of Directors nominates candidates to be placed on the ballot in an at-large election. For both Member and Independent director elections, a member is entitled to vote one share of required capital stock, subject to a statutory limitation, for each applicable directorship. Under this limitation, the total number of votes that a member may cast is limited to the average number of shares of the FHLB's capital stock that were required to be held by all members in that state as of the record date for voting. Nonmember stockholders are not eligible to vote in director elections. Given these statutory limitations, no member owned more than 10 percent of the voting interests of the FHLB at September 30, 2023 or December 31, 2022.

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

Transactions with Directors' Financial Institutions. In the ordinary course of its business, the FHLB provides products and services to members whose officers or directors serve as directors of the FHLB (Directors' Financial Institutions). Finance Agency regulations require that transactions with Directors' Financial Institutions be made on the same terms as those with any other member. The following table reflects balances with Directors' Financial Institutions for the items indicated below. The FHLB had no MBS or derivatives transactions with Directors' Financial Institutions at September 30, 2023 or December 31, 2022.

Table 15.1 - Transactions with Directors' Financial Institutions (dollars in millions)

	September 30, 2023		December 31, 2022
	Balance	% of Total (1)	Balance	% of Total (1)
Advances	$3,460	4.9%	$22,009	32.6%
MPP	47	0.7	56	0.8
Regulatory capital stock	212	4.7	1,501	29.0
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

Table 15.2 - Stockholders Holding Five Percent or more of Regulatory Capital Stock (dollars in millions)

	Regulatory Capital Stock		Advance	MPP Unpaid
September 30, 2023	Balance	% of Total	Principal	Principal Balance
U.S. Bank, N.A.	$706	15%	$11,000	$7
Keybank, N.A.	657	14	11,337	—
JPMorgan Chase Bank, N.A.	313	7	6,000	—
Fifth Third Bank	280	6	5,751	—
Third Federal Savings and Loan Association	247	5	5,251	23

	Regulatory Capital Stock		Advance	MPP Unpaid
December 31, 2022	Balance	% of Total	Principal	Principal Balance
U.S. Bank, N.A.	$1,293	25%	$19,000	$8
Keybank, N.A.	670	13	11,344	—
Fifth Third Bank	381	7	4,301	—
The Huntington National Bank	303	6	1,702	348

Nonmember Housing Associates. The FHLB has relationships with three nonmember housing associates, the Kentucky Housing Corporation, the Ohio Housing Finance Agency and the Tennessee Housing Development Agency. The FHLB had no investments in or borrowings to any of these nonmember housing associates at September 30, 2023 or December 31, 2022.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

This report contains forward-looking statements that describe the objectives, expectations, estimates, and assessments of the Federal Home Loan Bank of Cincinnati (the FHLB). These statements use words such as “anticipates,” “expects,” “believes,” “could,” “estimates,” “may,” and “should.” By their nature, forward-looking statements relate to matters involving risks or uncertainties, including the risk factors set forth in Part I, Item 1A. "Risk Factors" in our 2022 Annual Report on Form 10-K, some of which we may not be able to know, control, or completely manage. Actual future results could differ materially from those expressed or implied in forward-looking statements or could affect the extent to which we are able to realize an objective, expectation, estimate, or assessment. Some of the risks and uncertainties that could affect our forward-looking statements include the following:

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

EXECUTIVE OVERVIEW

Recent Developments

Business Environment
During the first nine months of 2023, concerns about inflation, uncertainties regarding the U.S. government's debt ceiling, the health of the banking industry following significant deposit outflows experienced by several U.S. banks, and interest rate hikes by the Federal Reserve were dominant themes causing market stress and volatility. Throughout these challenges, we have continued to deliver on our dual mission of providing access to critical liquidity funding to member financial institutions and expanding support for affordable housing and community investment. Although some of the challenges experienced in the first nine months of 2023 have subsided, we continue to monitor the changing economic landscape and are committed to assisting members in meeting their funding needs.

In the first nine months of 2023, we affirmed our commitment to affordable housing by approving voluntary housing contributions of $15 million given our strong earnings. These funds are in addition to the required AHP contributions and were allocated as follows:
▪The Carol M. Peterson (CMP) Housing Fund received contributions of $7 million to provide grants to cover accessibility rehabilitation and emergency repairs for special needs and elderly homeowners within the Fifth District.
▪The Welcome Home program was funded with $7 million of voluntary housing contributions in the first nine months of 2023 to assist homebuyers with down payments and closing costs.
▪The Disaster Reconstruction Program disbursed nearly $1 million for the replacement or repair of homes damaged or destroyed by natural disasters within the Fifth District.

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

Financial Condition

Mission Assets and Activities
Primary Mission Assets (i.e., principal balances of Advances and mortgage loans held for portfolio) and Supplemental Mission Activities (i.e., Letters of Credit, Mandatory Delivery Contracts and standby bond purchase agreements) are the principal business activities by which we fulfill our mission with direct connections to members and what we refer to as Mission Assets and Activities. We regularly monitor our level of Mission Assets and Activities. One measure we use to assess mission achievement is our Primary Mission Asset ratio, which measures the sum of average Advances and mortgage loans as a percentage of average Consolidated Obligations (adjusted for certain high-quality liquid assets, as permitted by regulation). In the first nine months of 2023, the Primary Mission Asset ratio averaged 77 percent, above the Finance Agency's preferred ratio of 70 percent. In assessing overall mission achievement, we also consider supplemental sources of Mission Assets and Activities, the most significant of which is Letters of Credit issued for the benefit of members.

The following table summarizes our Mission Assets and Activities.

	Ending Balances			Average Balances
	September 30,		December 31,	Nine Months Ended September 30,		Year Ended December 31,
(In millions)	2023	2022	2022	2023	2022	2022
Primary Mission Assets (1):
Advances	$70,426	$60,181	$67,428	$87,138	$47,043	$52,367
Mortgage loans held for portfolio	6,927	7,133	7,006	6,907	7,325	7,263
Total Primary Mission Assets	$77,353	$67,314	$74,434	$94,045	$54,368	$59,630

Supplemental Mission Activities (2):
Letters of Credit (notional)	$45,367	$39,002	$41,345	$43,005	$35,957	$36,887
Mandatory Delivery Contracts (notional)	68	22	14	46	54	45
Standby bond purchase agreements (notional)	—	11	11	2	16	15
Total Supplemental Mission Activities	$45,435	$39,035	$41,370	$43,053	$36,027	$36,947
(1)Amounts represent principal balances.
(2)Amounts represent off-balance sheet commitments.

Advance principal balances increased $3.0 billion (four percent) from year-end 2022. Additionally, average principal Advance balances for the nine months ended September 30, 2023 increased $40.1 billion (85 percent) compared to the same period of 2022. Advances increased substantially over the course of 2022 and have remained elevated in the first nine months of 2023 driven by depository members' demand for liquidity due to such factors as declining deposit balances, loan growth and the effects of higher interest rates. Average Advance balances were significantly higher as member demand increased in March 2023 in response to the turmoil in the banking industry and financial markets. Most of these Advances had matured or were prepaid by the end of the third quarter of 2023.

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

The MPP principal balance declined $0.1 billion (one percent) from the year-end 2022 balance. During the first nine months of 2023, we purchased $0.4 billion of mortgage loans, while principal reductions were $0.5 billion. Principal reductions in the first nine months of 2023 trended lower than the reductions in 2022, due in large part to the elevated mortgage rate environment.

Letters of Credit increased $4.0 billion (10 percent) from year-end 2022. Letters of Credit balances are primarily used by members to secure public unit deposits. We normally earn fees on Letters of Credit based on the actual average amount of the Letters utilized, which generally is less than the notional amount issued.

Investments
The balance of investments at September 30, 2023 was $40.8 billion, an increase of $7.2 billion (21 percent) from year-end 2022. At September 30, 2023, investments included $19.1 billion of mortgage-backed securities (MBS) and $21.7 billion of other investments, which consisted primarily of short-term instruments and longer-term U.S. Treasury and GSE obligations held for liquidity. All of our MBS held at September 30, 2023 were issued and guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. The increase in investments was primarily driven by higher liquidity investments. We held more liquidity investments at the end of the third quarter of 2023 to support members' Advance demand, which was somewhat volatile. Liquidity investments can vary significantly on a daily basis during times of volatility in Advance balances. We maintained a robust amount of asset liquidity throughout the first nine months of 2023 across a variety of liquidity measures, as discussed in the "Liquidity Risk" section of "Quantitative and Qualitative Disclosures About Risk Management."

Investments averaged $44.6 billion in the first nine months of 2023, an increase of $7.2 billion (19 percent) compared to the average during the same period of 2022, which was primarily driven by higher MBS. We target to hold MBS balances near the regulatory maximum of three times regulatory capital. As a result, we purchased over $3.9 billion of MBS in the first nine months of 2023.

Capital
The GAAP and regulatory capital-to-assets ratios at September 30, 2023 were 5.15 percent and 5.21 percent, respectively. Both ratios exceeded the regulatory required minimum of four percent. Regulatory capital includes mandatorily redeemable capital stock accounted for as a liability under GAAP. Both GAAP and regulatory capital decreased $0.4 billion from year-end 2022. The decrease in capital was driven by $4.2 billion of repurchases of excess capital stock. We repurchased a significant amount of excess capital stock because most of the Advances borrowed in response to the turmoil in the banking industry and financial markets had matured or were prepaid by the end of the third quarter of 2023. Retained earnings totaled $1.6 billion at September 30, 2023, an increase of 16 percent from year-end 2022. We believe the amount of retained earnings is sufficient to protect against members' impairment risk of their capital stock investment in the FHLB and to provide the opportunity to stabilize or increase future dividends.

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

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
(Dollars in millions)	2023	2022	2023	2022	2022
Net income	$170	$91	$515	$148	$252
Affordable Housing Program assessments	19	10	57	17	29
Return on average equity (ROE)	10.16%	6.43%	9.73%	3.99%	4.78%
Return on average assets	0.52	0.32	0.49	0.21	0.25
Weighted average dividend rate	8.00	5.00	7.18	3.50	4.31
Dividend payout ratio (1)	78.5	48.2	57.6	53.6	57.1
Average overnight interest rates (2)	5.25	2.16	4.91	1.01	1.67
ROE spread to average overnight interest rates	4.91	4.27	4.82	2.98	3.11
Dividend rate spread to average overnight interest rates	2.75	2.84	2.27	2.49	2.64
(1)Dividend payout ratio is dividends declared in the period as a percentage of net income.
(2)Average overnight interest rates consist of the Secured Overnight Financing Rate (SOFR) and the Federal funds effective rate.

Net income increased $79 million in the three-months comparison and $367 million in the nine-months comparison. The increases in net income were primarily a result of significantly higher interest rates and average Advance balances. In particular, during the three and nine months ended September 30, 2023, higher average interest rates increased the earnings generated from investing the FHLB's capital and contributed to improved spreads earned on mortgage loans held for portfolio. Average Advance balances were higher in both comparisons in part from depository members' greater demand for liquidity. Additionally, average Advance balances in the year-to-date comparison were significantly higher as member demand increased in March 2023 given the turmoil in the banking industry and financial markets. Most of these Advances have matured or were prepaid by the end of the third quarter of 2023. The increase in net income in the nine-months comparison was also driven by higher non-interest income as changes in net unrealized market values on interest rate swaps and related financial instruments carried at fair value improved earnings by approximately $31 million.

In the first nine months of 2023, we accrued $57 million for the AHP available to members. In addition to the required AHP assessment, we may elect to make voluntary contributions to our AHP or other community investment programs. For example, we approved voluntary housing contributions of $15 million in the first nine months of 2023.
In September 2023, we paid stockholders a quarterly dividend at an 8.00 percent annualized rate on their capital investment in our company, which was 2.75 percentage points above third quarter average overnight interest rates.

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

							Nine Months Ended September 30,
	Quarter 3 2023		Quarter 2 2023		Quarter 1 2023		2023	2022	Year 2022
	Ending	Average	Ending	Average	Ending	Average	Average	Average	Ending	Average
Federal funds effective	5.33%	5.26%	5.08%	4.99%	4.83%	4.51%	4.92%	1.03%	4.33%	1.69%
SOFR	5.31	5.23	5.09	4.97	4.87	4.49	4.90	0.98	4.30	1.65
2-year U.S. Treasury	5.05	4.93	4.90	4.28	4.03	4.36	4.53	2.51	4.43	2.98
10-year U.S. Treasury	4.57	4.14	3.84	3.60	3.47	3.65	3.80	2.65	3.88	2.95
15-year mortgage current coupon (1)	5.85	5.47	5.25	4.84	4.53	4.54	4.95	3.20	4.71	3.60
30-year mortgage current coupon (1)	6.36	5.92	5.63	5.32	5.05	5.17	5.47	3.85	5.39	4.25

(1)     Current coupon rate of Fannie Mae par MBS indications.

At September 30, 2023, the target overnight Federal funds rate was in the range of 5.25 to 5.50 percent, a significant increase from the range of 3.00 to 3.25 percent at September 30, 2022.

Average overnight rates were approximately 390 basis points higher in the first nine months of 2023 compared to the same period of 2022, while average mortgage rates increased approximately 165 basis points. The increase in short-term rates improved our earnings from capital by $206 million in the first nine months of 2023. Additionally, the substantial increase in average rates in the first nine months of 2023 compared to the same period of 2022 benefited net income as it improved the spreads earned on our mortgage loans held for portfolio.

During the first nine months of 2023 and throughout 2022, the market risk exposure to changing interest rates was moderate and within policy limits. We believe that longer-term profitability will be competitive, unless interest rates were to further increase significantly for a sustained period of time.

Regulatory and Legislative Developments

Significant regulatory and legislative actions and developments for the period covered by this Report not previously disclosed are summarized below.

Finance Agency’s Review and Analysis of the FHLBank System
Beginning in the fall of 2022, and over a period of several months, the Finance Agency undertook a review and analysis of the FHLBank System, through a series of public listening sessions, regional roundtable discussions, and receipt of comments from stakeholders. This review covered such areas as the FHLBanks’ mission and purpose in a changing marketplace; their organization, operational efficiency, and effectiveness; their role in promoting affordable, sustainable, equitable, and resilient housing and community investment; their role in addressing the unique needs of rural and financially vulnerable communities; member products, services, and collateral requirements; and membership eligibility and requirements. The review and analysis culminated in a written report that the Finance Agency released on November 7, 2023. To the extent the report ultimately results in changes to supervisory expectations, stakeholder perceptions and/or our business model that impact the ability to execute on our mission of providing liquidity to members and support for affordable housing and community development, our business, results of operations, reputation, and the value of membership may be negatively impacted. For a further discussion of related risks, see Part I, Item 1A. "Risk Factors" in our 2022 Annual Report on Form 10-K.

ANALYSIS OF FINANCIAL CONDITION

Credit Services

Credit Activity and Advance Composition
The table below shows trends in Advance balances by major programs and in the notional amount of Letters of Credit.

(Dollars in millions)	September 30, 2023		December 31, 2022
	Balance	Percent(1)	Balance	Percent(1)
Adjustable/Variable-Rate Indexed:
LIBOR	$—	—%	$3,012	4%
SOFR	24,163	34	10,170	15
Other	9,064	13	2,785	4
Total	33,227	47	15,967	23
Fixed-Rate:
Repurchase based (REPO)	10,843	15	26,436	39
Regular Fixed-Rate	21,721	31	19,505	29
Putable (2)	445	1	1,020	2
Amortizing/Mortgage Matched	1,264	2	1,358	2
Other	2,925	4	3,142	5
Total	37,198	53	51,461	77
Other Advances	1	—	—	—
Total Advances Principal	$70,426	100%	$67,428	100%

Letters of Credit (notional) (3)	$45,367		$41,345
(1)As a percentage of total Advances principal.
(2)Excludes Putable Advances where the related put options have expired or where the Advance is indexed to a variable-rate. These Advances are classified based on their current terms.
(3)Represents the amount of an off-balance sheet commitment.

Advance principal balances at September 30, 2023 increased four percent compared to year-end 2022. The increase in Advances resulted primarily from depository members' greater demand for liquidity due to such factors as declining deposit balances, loan growth and the effects of higher interest rates. Although Advance balances have increased, some of the demand has been for short-term Advances, which are often volatile as members' funding needs may change quickly. The future levels of Advance balances are difficult to predict and depend on many factors, including but not limited to, changes in the level of liquidity in the financial markets, changes in our members' deposit levels compared to loan growth and whether an economic downturn occurs.

Letters of Credit are issued on behalf of members to support certain obligations of members (or members' customers) to third-party beneficiaries. Letters of Credit increased $4.0 billion (10 percent) in the first nine months of 2023 as members continue to use them primarily to secure higher levels of public unit deposits. Letters of Credit usually expire without being drawn upon.

The following tables present principal balances for the five members with the largest Advance borrowings.

(Dollars in millions)
September 30, 2023			December 31, 2022
Name	Principal Amount of Advances	Percent of Total Principal Amount of Advances	Name	Principal Amount of Advances	Percent of Total Principal Amount of Advances
Keybank, N.A.	$11,337	16%	U.S. Bank, N.A.	$19,000	28%
U.S. Bank, N.A.	11,000	16	Keybank, N.A.	11,344	17
JPMorgan Chase Bank, N.A.	6,000	9	Third Federal Savings and Loan Association	4,826	7
Fifth Third Bank	5,751	8	Fifth Third Bank	4,301	6
Third Federal Savings and Loan Association	5,251	7	Nationwide Life Insurance Company	3,136	5
Total of Top 5	$39,339	56%	Total of Top 5	$42,607	63%

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

The table below shows principal purchases and reductions of loans in the MPP for the first nine months of 2023. All loans acquired in the first nine months of 2023 were conventional loans.

(In millions)	MPP Principal
Balance, December 31, 2022	$7,006
Principal purchases	383
Principal reductions	(462)
Balance, September 30, 2023	$6,927

We closely track the refinancing incentives of our mortgage assets (including loans in the MPP and MBS) because the option for homeowners to change their principal payments normally represents the largest portion of our market risk exposure and can affect MPP balances. MPP principal paydowns decreased in the first nine months of 2023 to a five percent annual constant prepayment rate, compared to the 11 percent rate during 2022, driven by the elevated mortgage rate environment that has persisted over the last several quarters. Likewise, elevated mortgage rates and low housing inventories have substantially eliminated any borrower incentive to refinance and have slowed mortgage purchase originations, which in turn has continued the slow pace of our purchases of new MPP loans in the first nine months of 2023.

Overall, MPP yields on new purchases and existing portfolio balances, relative to their market and credit risks, are expected to continue to generate a profitable long-term return.

Investments

The table below presents the ending and average balances of our investment portfolio.

	Nine Months Ended		Year Ended
(In millions)	September 30, 2023		December 31, 2022
	Ending Balance	Average Balance	Ending Balance	Average Balance
Liquidity investments	$21,675	$26,187	$17,028	$24,608
MBS	19,138	17,774	16,577	13,678
Other investments (1)	—	645	—	444
Total investments	$40,813	$44,606	$33,605	$38,730
(1)The average balance includes the rights or obligations to cash collateral, which are included in the fair value of derivative assets or derivative liabilities on the Statements of Condition at period end.

Liquidity investments are either short-term (primarily overnight), or longer-term investments that may be sold and converted to cash. Under our regulatory requirements, liquidity includes certain high-quality liquid assets, which are defined as uncommitted U.S. Treasury obligations with remaining maturities of 10 years or less held as trading securities or available-for-sale securities. It is normal for liquidity investments to vary by up to several billion dollars on a daily basis. Liquidity investment levels can vary significantly based on changes in the amount of actual Advances, anticipated demand for Advances, regulatory liquidity requirements, the availability of acceptable net spreads, and the number of eligible counterparties that meet our unsecured credit risk criteria. The ending balance of liquidity investments at September 30, 2023 increased $4.6 billion (27 percent) compared to year-end 2022 primarily because of the increased level and volatility of Advance demand.

Our overarching strategy for balances of MBS is to keep holdings as close as possible to the regulatory maximum. Finance Agency regulations prohibit us from purchasing MBS if our investment in these securities exceeds three times regulatory capital on the day we intend to purchase the securities. The ratio of MBS to regulatory capital was 3.16 at September 30, 2023, which exceeded the current regulatory limit due to stock repurchases that occurred during the quarter. We may exceed this regulatory maximum from time-to-time due to capital reductions. In these cases, new purchases will be postponed until the ratio falls below the regulatory limit.

The balance of MBS at September 30, 2023 consisted of $18.0 billion of securities issued by Fannie Mae or Freddie Mac (of which $13.1 billion were floating-rate securities), and $1.1 billion of securities issued by Ginnie Mae (which are primarily fixed rate).
The table below shows principal purchases and paydowns of our MBS for the first nine months of 2023.

(In millions)	MBS Principal
Balance at December 31, 2022	$16,798
Principal purchases	3,945
Principal paydowns	(1,274)
Balance at September 30, 2023	$19,469

As mortgage rates remained elevated in the first nine months of 2023, MBS principal paydowns decreased to a nine percent annual constant prepayment rate from the 12 percent rate experienced in all of 2022.

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

The table below presents the ending and average balances of our participations in Consolidated Obligations.

	Nine Months Ended		Year Ended
(In millions)	September 30, 2023		December 31, 2022
	Ending Balance	Average Balance	Ending Balance	Average Balance
Discount Notes:
Unswapped	$16,166	$28,609	$19,825	$24,931
Swapped	8,318	20,781	21,183	21,692
Total par Discount Notes	24,484	49,390	41,008	46,623
Other items (1)	(187)	(506)	(317)	(173)
Total Discount Notes	24,297	48,884	40,691	46,450
Bonds:
Unswapped fixed-rate	11,861	12,339	13,280	14,078
Unswapped adjustable-rate (2)	53,739	53,729	39,621	22,834
Swapped fixed-rate	20,221	14,670	6,842	7,062
Total par Bonds	85,821	80,738	59,743	43,974
Other items (1)	237	43	(75)	(34)
Total Bonds	86,058	80,781	59,668	43,940
Total Consolidated Obligations (3)	$110,355	$129,665	$100,359	$90,390
(1)Includes unamortized premiums/discounts, fair value option valuation adjustments, hedging and other basis adjustments.
(2)At September 30, 2023 and December 31, 2022, all unswapped adjustable-rate Bonds were indexed to SOFR.
(3)The 11 FHLBanks have joint and several liability for the par amount of all of the Consolidated Obligations issued on their behalves. The par amount of the outstanding Consolidated Obligations for all of the FHLBanks was (in millions) $1,229,875 and $1,181,743 at September 30, 2023 and December 31, 2022, respectively.

During the first nine months of 2023, the composition of Consolidated Obligations shifted away from Discount Notes to unswapped adjustable-rate Bonds as members began borrowing more longer-term, floating rate Advances. The ending balance of Discount Notes at September 30, 2023 decreased because most of the short-term Advances borrowed in March 2023 in response to the turmoil in the banking industry and financial markets had matured or were prepaid.

The ending and average balances of swapped fixed-rate Bonds at September 30, 2023 increased as the market environment during the first nine months of 2023 generally favored swapped debt. We swap term Discount Notes and fixed-rate Bonds to adjustable-rates in order to effectively match the underlying rate reset periods to the assets the Discount Notes and Bonds are funding.

Deposits

Total deposits with us are normally a relatively minor source of funding. All deposits with us are uninsured. Total interest-bearing deposits at September 30, 2023 were $1.2 billion, an increase of $0.2 billion compared to the balance at year-end 2022.

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

	Nine Months Ended		Year Ended
(In millions)	September 30, 2023		December 31, 2022
	Period End	Average	Period End	Average
GAAP and Regulatory Capital
GAAP Capital Stock	$4,535	$5,566	$5,151	$3,961
Mandatorily Redeemable Capital Stock	19	40	17	115
Regulatory Capital Stock	4,554	5,606	5,168	4,076
Retained Earnings	1,619	1,551	1,401	1,339
Regulatory Capital	$6,173	$7,157	$6,569	$5,415

	Nine Months Ended		Year Ended
	September 30, 2023		December 31, 2022
	Period End	Average	Period End	Average
GAAP and Regulatory Capital-to-Assets Ratio
GAAP	5.15%	5.06%	5.99%	5.33%
Regulatory (1)	5.21	5.12	6.05	5.47
(1)    At all times, the FHLB must maintain at least a four percent minimum regulatory capital-to-assets ratio.

Our business model is structured to be able to absorb sharp changes in assets because we can execute commensurate changes in liability and capital stock balances. For example, in the first nine months of 2023, we issued $4.2 billion of capital stock to members primarily in support of Advance borrowings, while repurchasing $4.2 billion of excess capital stock no longer supporting Mission Assets and Activities.

Excess capital stock is the amount of stock held by a member (or former member) in excess of that institution's minimum stock ownership requirement. Excess capital stock provides a base of capital to manage financial leverage at prudent levels, augments loss protections for bondholders, and may be used by a member to capitalize additional Mission Assets and Activities, before purchasing activity stock. At September 30, 2023, the amount of excess stock, as defined by our Capital Plan, was $0.4 billion, a decrease of $0.8 billion compared to the balance at year-end 2022 due to the repurchase of excess stock noted above.

See the "Capital Adequacy" section in “Quantitative and Qualitative Disclosures About Risk Management” for discussion of our retained earnings.

RESULTS OF OPERATIONS

Components of Earnings and Return on Equity

The following table is a summary income statement for the three and nine months ended September 30, 2023 and 2022. Each ROE percentage is computed by dividing income or expense for the category by the average amount of stockholders' equity for the period.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2023		2022		2023		2022
	Amount	ROE (1)	Amount	ROE (1)	Amount	ROE (1)	Amount	ROE (1)
Net interest income	$222	13.30%	$141	10.03%	$649	12.27%	$294	7.94%
Non-interest income (loss):
Net gains (losses) on investment securities	(37)	(2.25)	(89)	(6.33)	(39)	(0.73)	(337)	(9.12)
Net gains (losses) on derivatives	48	2.87	26	1.89	36	0.67	144	3.89
Net gains (losses) on financial instruments held under fair value option	(24)	(1.44)	42	2.96	2	0.03	121	3.28
Other non-interest income, net	8	0.48	7	0.48	22	0.42	21	0.56
Total non-interest income (loss)	(5)	(0.34)	(14)	(1.00)	21	0.39	(51)	(1.39)
Total income	217	12.96	127	9.03	670	12.66	243	6.55
Non-interest expense	28	1.66	26	1.87	98	1.85	78	2.11
Affordable Housing Program assessments	19	1.14	10	0.73	57	1.08	17	0.45
Net income	$170	10.16%	$91	6.43%	$515	9.73%	$148	3.99%
(1)The ROE amounts have been computed using dollars in thousands. Accordingly, recalculations based upon the disclosed amounts in millions may produce nominally different results.

Details on the individual factors contributing to the level and changes in profitability are explained in the sections below.

Net Interest Income

Components of Net Interest Income
The following table shows selected components of net interest income.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2023		2022		2023		2022
	Amount	% of Earning Assets	Amount	% of Earning Assets	Amount	% of Earning Assets	Amount	% of Earning Assets
Components of net interest rate spread:
Net (amortization)/accretion (1) (2)	$(5)	(0.02)%	$(7)	(0.02)%	$(17)	(0.02)%	$(25)	(0.04)%
Prepayment fees on Advances, net (2)	1	0.01	—	—	3	—	3	0.01
Other components of net interest rate spread	138	0.43	111	0.40	398	0.39	257	0.37
Total net interest rate spread	134	0.42	104	0.38	384	0.37	235	0.34
Earnings from funding assets with interest-free capital	88	0.27	37	0.12	265	0.26	59	0.09
Total net interest income/net interest margin (3)	$222	0.69%	$141	0.50%	$649	0.63%	$294	0.43%
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

Net Amortization/Accretion (generally referred to as "amortization"): Net amortization can become substantial and volatile with changes in interest rates. When mortgage rates decrease, premium amortization of mortgage assets generally increases, which reduces net interest income. However, in the three and nine months ended September 30, 2023, mortgage rates remained elevated, keeping mortgage refinance activity along with net amortization low.

Prepayment Fees on Advances: Fees for members' early repayment of certain Advances, which are included in net interest income, are designed to make us economically indifferent to whether members hold Advances to maturity or repay them before maturity. Advance prepayment fees were minimal in the three and nine months ended September 30, 2023 and 2022.

Other Components of Net Interest Rate Spread: The total other components of net interest rate spread increased $27 million and $141 million in the three- and nine-months comparisons, respectively. The net increases were primarily due to the factors below.

Nine-Months Comparison
▪Higher average Advance balances-Favorable: The $39.8 billion increase in the average balance of Advances improved net interest income by an estimated $115 million.
▪Higher spreads earned on mortgage loans held for portfolio-Favorable: Higher spreads on mortgage loans held for portfolio increased net interest income by an estimated $66 million. Spreads improved primarily because of the rise in interest rates.
▪Higher spreads earned on Advances-Favorable: Net interest income earned on Advances increased by an estimated $21 million primarily driven by a shift in the composition of Advance balances from overnight to longer-term, floating rate, Advance products.
▪Higher spreads earned on MBS-Favorable: Higher spreads earned on MBS increased net interest income by an estimated $21 million. The higher spreads were driven by widening market spreads, which benefited new MBS purchases.
▪Higher average MBS balances-Favorable: Increases of $5.1 billion in average MBS improved net interest income by an estimated $13 million.
▪Lower spreads earned on liquidity investments-Unfavorable: Lower spreads earned on liquidity investments decreased net interest income by an estimated $91 million. However, the decrease in net interest income was partially offset by a decline in the net interest settlements paid on related derivatives not receiving hedge accounting, as discussed below.
▪Lower net unrealized gains on designated fair value hedges-Unfavorable: Net unrealized gains on hedged items and derivatives in qualifying fair value hedge relationships were lower by $5 million.
Three-Months Comparison
The same factors generally affected the other components of net interest rate spread as in the nine-months comparison.

Earnings from Capital: Earnings from capital increased $51 million and $206 million in the three- and nine-months comparisons, respectively, because of the significantly higher average short-term interest rates and higher average capital balances.

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

In addition, the net interest settlements of interest receivables or payables and the price alignment amount associated with derivatives in a fair value hedge relationship are included in net interest income and interest rate spread. The price alignment amount approximates the amount of interest that we would receive or pay if the variation margin payments were characterized as collateral pledged to secure outstanding credit exposure on the derivative contracts. However, if the derivatives do not qualify for fair value hedge accounting, the related net interest settlements of interest receivables or payables and the price alignment amount are recorded in “Non-interest income (loss)” as “Net gains (losses) on derivatives” and therefore are excluded from the calculation of net interest rate spread. Amortization associated with some hedging-related basis adjustments is also reflected in net interest income, which affects interest rate spread.

(Dollars in millions)	Three Months Ended			Three Months Ended
	September 30, 2023			September 30, 2022
	Average Balance	Interest	Average Rate (1)	Average Balance	Interest	Average Rate (1)
Assets:
Advances (2)	$74,909	$1,058	5.61%	$63,265	$382	2.39%
Mortgage loans held for portfolio (3)	7,030	53	3.00	7,358	52	2.79
Securities purchased under agreements to resell	2,288	31	5.27	2,577	14	2.23
Federal funds sold	12,684	170	5.31	12,783	71	2.20
Interest-bearing deposits in banks (4)	2,501	33	5.23	1,509	8	2.01
MBS (5)	18,884	249	5.24	14,378	79	2.20
Other investments (5)	9,327	124	5.28	9,685	62	2.55
Loans to other FHLBanks	19	—	5.41	16	—	2.36
Total interest-earning assets	127,642	1,718	5.34	111,571	668	2.38
Other assets	1,375			565
Total assets	$129,017			$112,136
Liabilities and Capital:
Term deposits	$106	1	4.97	$70	—	1.47
Other interest bearing deposits (4)	1,112	14	4.85	1,191	6	1.80
Discount Notes	34,740	446	5.10	59,180	282	1.89
Unswapped fixed-rate Bonds	12,290	69	2.23	13,467	70	2.06
Unswapped adjustable-rate Bonds	52,031	707	5.39	22,556	127	2.24
Swapped Bonds	20,198	258	5.07	7,883	40	2.01
Mandatorily redeemable capital stock	51	1	8.59	168	2	5.55
Total interest-bearing liabilities	120,528	1,496	4.92	104,515	527	2.00
Other liabilities	1,862			2,020
Total capital	6,627			5,601
Total liabilities and capital	$129,017			$112,136

Net interest rate spread			0.42%			0.38%
Net interest income and net interest margin (6)		$222	0.69%		$141	0.50%
Average interest-earning assets to interest-bearing liabilities			105.90%			106.75%
(1)Amounts used to calculate average rates are based on dollars in thousands. Accordingly, recalculations based upon the disclosed amounts in millions may not produce the same results.
(2)Interest on Advances includes prepayment fees of (in millions) $1 for the three months ended September 30, 2023. Advance prepayment fees for the three months ended September 30, 2022 totaled less than one million.
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
(6)Net interest margin is net interest income as a percentage of average total interest-earning assets.

(Dollars in millions)	Nine Months Ended			Nine Months Ended
	September 30, 2023			September 30, 2022
	Average Balance	Interest	Average Rate (1)	Average Balance	Interest	Average Rate (1)
Assets:
Advances (2)	$86,735	$3,396	5.23%	$46,920	$551	1.57%
Mortgage loans held for portfolio (3)	7,058	158	2.99	7,496	151	2.70
Securities purchased under agreements to resell	3,028	113	5.00	2,036	18	1.17
Federal funds sold	11,823	446	5.04	10,967	94	1.15
Interest-bearing deposits in banks (4)	2,565	94	4.90	1,159	10	1.13
MBS (5)	17,824	658	4.93	12,691	141	1.49
Other investments (5)	9,409	348	4.95	10,513	148	1.88
Loans to other FHLBanks	29	1	4.94	17	—	1.68
Total interest-earning assets	138,471	5,214	5.03	91,799	1,113	1.62
Other assets	1,304			485
Total assets	$139,775			$92,284
Liabilities and Capital:
Term deposits	$85	3	3.95	$79	1	0.69
Other interest bearing deposits (4)	1,091	36	4.46	1,408	7	0.68
Discount Notes	48,884	1,762	4.82	46,033	376	1.09
Unswapped fixed-rate Bonds	12,353	201	2.17	14,304	210	1.97
Unswapped adjustable-rate Bonds	53,728	2,036	5.07	17,121	163	1.27
Swapped Bonds	14,700	525	4.78	6,547	58	1.18
Mandatorily redeemable capital stock	40	2	7.78	131	4	4.10
Total interest-bearing liabilities	130,881	4,565	4.66	85,623	819	1.28
Other liabilities	1,822			1,717
Total capital	7,072			4,944
Total liabilities and capital	$139,775			$92,284

Net interest rate spread			0.37%			0.34%
Net interest income and net interest margin (6)		$649	0.63%		$294	0.43%
Average interest-earning assets to interest-bearing liabilities			105.80%			107.21%
(1)Amounts used to calculate average rates are based on dollars in thousands. Accordingly, recalculations based upon the disclosed amounts in millions may not produce the same results.
(2)Interest on Advances includes prepayment fees of (in millions) $3 for both the nine months ended September 30, 2023 and 2022.
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

Rates and corresponding levels of interest income and expense on all of our interest-bearing assets and liabilities increased in the three and nine months ended September 30, 2023 compared to the same periods of 2022, as these assets and liabilities have repriced to the higher interest rates.

Volume/Rate Analysis
Changes in both average balances (volume) and interest rates influence changes in net interest income, as shown in the following table.

(In millions)	Three Months Ended September 30, 2023 over 2022			Nine Months Ended September 30, 2023 over 2022
	Volume (1)(3)	Rate (2)(3)	Total	Volume (1)(3)	Rate (2)(3)	Total
Increase (decrease) in interest income
Advances	$81	$595	$676	$758	$2,087	$2,845
Mortgage loans held for portfolio	(2)	3	1	(9)	16	7
Securities purchased under agreements to resell	(1)	18	17	12	83	95
Federal funds sold	(1)	100	99	8	344	352
Interest-bearing deposits in banks	7	18	25	22	62	84
MBS	31	139	170	77	440	517
Other investments	(2)	64	62	(17)	217	200
Loans to other FHLBanks	—	—	—	—	1	1
Total	113	937	1,050	851	3,250	4,101
Increase (decrease) in interest expense
Term deposits	—	1	1	—	2	2
Other interest-bearing deposits	—	8	8	(2)	31	29
Discount Notes	(155)	319	164	25	1,361	1,386
Unswapped fixed-rate Bonds	(7)	6	(1)	(30)	21	(9)
Unswapped adjustable-rate Bonds	279	301	580	783	1,090	1,873
Swapped Bonds	110	108	218	135	332	467
Mandatorily redeemable capital stock	(2)	1	(1)	(4)	2	(2)
Total	225	744	969	907	2,839	3,746
Increase (decrease) in net interest income	$(112)	$193	$81	$(56)	$411	$355
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

Effect of the Use of Derivatives on Net Interest Income
The following table shows the impact on net interest income from the effect of derivatives and hedging activities. As noted above, gains (losses) on hedged items and derivatives in qualifying fair value hedge relationships are recorded in interest income or expense. In addition, for derivatives designated as a fair value hedge, the net interest settlements of interest receivables or payables and the price alignment amount related to such derivatives are recognized as adjustments to the interest income or expense of the designated hedged item. As such, all the effects on earnings of derivatives qualifying for fair value hedge accounting are reflected in net interest income. The effect on earnings from derivatives not receiving fair value hedge accounting is provided in the “Non-Interest Income (Loss)” section below.

(In millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Advances:
Gains (losses) on designated fair value hedges	$—	$5	$—	$10
Net interest settlements included in net interest income	96	10	238	(24)
Price alignment amount (1)	(7)	(1)	(16)	(2)
Investment securities:
Amortization of hedging activities in net interest income	(1)	—	(1)	(1)
Gains (losses) on designated fair value hedges	1	(1)	4	(1)
Net interest settlements included in net interest income	96	14	252	(10)
Price alignment amount (1)	(16)	(4)	(38)	(5)
Mortgage loans:
Amortization of derivative fair value adjustments in net interest income	—	—	(1)	(2)
Consolidated Obligation Bonds:
Net interest settlements included in net interest income	(8)	(1)	(24)	1
Increase (decrease) to net interest income	$161	$22	$414	$(34)
(1) This amount is for derivatives for which variation margin is characterized as a daily settled contract.

Most of our use of derivatives is to more closely match actual cash flows between assets and liabilities by synthetically converting the fixed interest rates on certain Advances, investments and Consolidated Obligations to adjustable rates tied to an eligible benchmark rate (e.g., the Federal funds effective rate or SOFR). The sharp increases in short-term interest rates primarily benefited net interest income in both the three and nine months ended September 30, 2023 as the conversion of certain Advances' and investments' fixed interest rates to adjustable-coupon rates resulted in a significant amount of net interest settlements being received. The fluctuation in net interest income from the use of derivatives was acceptable because it enabled us to lower market risk exposure .

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

(In millions)	Advances	Investment Securities	Mortgage Loans	Bonds	Discount Notes	Balance Sheet (1)	Other	Total
Three Months Ended September 30, 2023
Net effect of derivatives and hedging activities
Gains (losses) on derivatives not receiving hedge accounting	$1	$29	$5	$10	$4	$—	$—	$49
Net interest settlements on derivatives not receiving hedge accounting	1	13	—	(6)	(7)	—	—	1
Price alignment amount (2)	—	—	—	—	—	—	(2)	(2)
Net gains (losses) on derivatives	2	42	5	4	(3)	—	(2)	48
Gains (losses) on trading securities (3)	—	(38)	—	—	—	—	—	(38)
Gains (losses) on financial instruments held under fair value option (4)	(2)	—	—	(17)	(5)	—	—	(24)
Total net effect on non-interest income	$—	$4	$5	$(13)	$(8)	$—	$(2)	$(14)

Three Months Ended September 30, 2022
Net effect of derivatives and hedging activities
Gains (losses) on derivatives not receiving hedge accounting	$(3)	$75	$(1)	$(36)	$6	$4	$—	$45
Net interest settlements on derivatives not receiving hedge accounting	—	—	—	(1)	(18)	—	—	(19)
Price alignment amount (2)	—	—	—	—	—	—	—	—
Net gains (losses) on derivatives	(3)	75	(1)	(37)	(12)	4	—	26
Gains (losses) on trading securities (3)	—	(89)	—	—	—	—	—	(89)
Gains (losses) on financial instruments held under fair value option (4)	3	—	—	42	(3)	—	—	42
Total net effect on non-interest income	$—	$(14)	$(1)	$5	$(15)	$4	$—	$(21)

(In millions)	Advances	Investment Securities	Mortgage Loans	Bonds	Discount Notes	Balance Sheet (1)	Other	Total
Nine Months Ended September 30, 2023
Net effect of derivatives and hedging activities
Gains (losses) on derivatives not receiving hedge accounting	$4	$25	$—	$9	$11	$—	$—	$49
Net interest settlements on derivatives not receiving hedge accounting	1	38	—	(26)	(22)	—	—	(9)
Price alignment amount (2)	—	—	—	—	—	—	(4)	(4)
Net gains (losses) on derivatives	5	63	—	(17)	(11)	—	(4)	36
Gains (losses) on trading securities (3)	—	(39)	—	—	—	—	—	(39)
Gains (losses) on financial instruments held under fair value option (4)	(3)	—	—	10	(5)	—	—	2
Total net effect on non-interest income	$2	$24	$—	$(7)	$(16)	$—	$(4)	$(1)

Nine Months Ended September 30, 2022
Net effect of derivatives and hedging activities
Gains (losses) on derivatives not receiving hedge accounting	$(1)	$300	$(9)	$(71)	$(36)	$11	$—	$194
Net interest settlements on derivatives not receiving hedge accounting	—	(49)	—	6	(7)	—	—	(50)
Price alignment amount (2)	—	—	—	—	—	—	—	—
Net gains (losses) on derivatives	(1)	251	(9)	(65)	(43)	11	—	144
Gains (losses) on trading securities (3)	—	(337)	—	—	—	—	—	(337)
Gains (losses) on financial instruments held under fair value option (4)	1	—	—	85	35	—	—	121
Total net effect on non-interest income	$—	$(86)	$(9)	$20	$(8)	$11	$—	$(72)
(1)For the three and nine months ended September 30, 2022, "Balance Sheet" includes swaptions, which are not designated as hedging a specific financial instrument.
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

The effect of derivatives and hedging activities on non-interest income in the three and nine months ended September 30, 2023 improved primarily because of the increase in short-term rates, which resulted in net interest settlements being received on derivatives related to investments where the fixed interest rates were converted to adjustable-coupon rates. In the nine-months comparison, some of this benefit was partially offset as the increase in short-term rates also resulted in a higher amount of net interest settlements being paid on derivatives related to Bonds and Discount Notes. Additionally, a portion of the improvement in the effect of derivatives and hedging activities on earnings in the nine-months comparison was driven by net unrealized gains on certain derivatives and related financial instruments carried at fair value. Because we intend to hold these derivatives and the related financial instruments to maturity, any unrealized gains or losses are expected to reverse in future periods. As noted above, the fluctuation in earnings from the use of derivatives was acceptable because it enabled us to lower market risk exposure.

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

Non-Interest Expense

The following table presents non-interest expense.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Non-interest expense
Compensation and benefits	$13	$12	$41	$39
Other operating expense	8	6	24	18
Finance Agency	3	2	8	5
Office of Finance	2	1	5	5
Voluntary housing contributions	—	3	15	5
Other	2	2	5	6
Total non-interest expense	$28	$26	$98	$78

Our business is designed to support significant changes in asset levels without having to undergo material changes in staffing, operations, risk practices, or general resource needs. Total non-interest expense increased in the first nine months of 2023 as a result of making voluntary housing contributions of $15 million to address the needs related to affordable housing and community investment in the Fifth District.

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

(Dollars in millions)	Traditional Member Finance	MPP	Total
Three Months Ended September 30, 2023
Net interest income (loss)	$186	$36	$222
Net income (loss)	$135	$35	$170
Average assets	$120,358	$8,659	$129,017
Assumed average capital allocation	$6,182	$445	$6,627
Return on average assets (1)	0.45%	1.59%	0.52%
Return on average equity (1)	8.67%	30.86%	10.16%
Three Months Ended September 30, 2022
Net interest income (loss)	$120	$21	$141
Net income (loss)	$71	$20	$91
Average assets	$102,600	$9,536	$112,136
Assumed average capital allocation	$5,125	$476	$5,601
Return on average assets (1)	0.27%	0.83%	0.32%
Return on average equity (1)	5.50%	16.54%	6.43%

(Dollars in millions)	Traditional Member Finance	MPP	Total
Nine Months Ended September 30, 2023
Net interest income (loss)	$544	$105	$649
Net income (loss)	$430	$85	$515
Average assets	$130,988	$8,787	$139,775
Assumed average capital allocation	$6,626	$446	$7,072
Return on average assets (1)	0.44%	1.30%	0.49%
Return on average equity (1)	8.66%	25.55%	9.73%
Nine Months Ended September 30, 2022
Net interest income (loss)	$258	$36	$294
Net income (loss)	$122	$26	$148
Average assets	$82,327	$9,957	$92,284
Assumed average capital allocation	$4,405	$539	$4,944
Return on average assets (1)	0.20%	0.35%	0.21%
Return on average equity (1)	3.69%	6.42%	3.99%
(1)Amounts used to calculate returns are based on numbers in thousands. Accordingly, recalculations based upon the disclosed amounts in millions may not produce the same results.

Traditional Member Finance Segment
Net income improved in the three- and nine-months comparisons largely because of the significantly higher interest rates, which benefited this segment as it resulted in higher earnings from capital. Additionally, net income improved because of higher average balances and spreads on Advances and MBS. However, the increase in profitability was partially offset by lower spreads earned on liquidity investments. The increase in net income in the nine-months comparison was also driven by net unrealized gains on interest rate swaps and related financial instruments carried at fair value.

MPP Segment
Earnings from the MPP segment improved in the three and nine months ended September 30, 2023 compared to the same periods of 2022 because of higher net interest income, which resulted primarily from the increase in interest rates. The MPP segment benefited from higher average interest rates, which improved the spreads earned and increased the earnings generated from capital. Additionally, higher mortgage rates resulted in a lower volume of mortgage refinance activity, which reduced premium amortization.

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

Market Value of Equity

(Dollars in millions)	Down 300	Down 200	Down 100	Flat Rates	Up 100	Up 200	Up 300
Average Results
2023 Year-to-Date
Market Value of Equity	$7,095	$6,943	$6,840	$6,728	$6,609	$6,492	$6,386
% Change from Flat Case	5.5%	3.2%	1.7%	—	(1.8)%	(3.5)%	(5.1)%
2022 Full Year
Market Value of Equity	$5,643	$5,498	$5,408	$5,317	$5,207	$5,101	$5,012
% Change from Flat Case	6.1%	3.4%	1.7%	—	(2.1)%	(4.1)%	(5.7)%
Month-End Results
September 30, 2023
Market Value of Equity	$5,818	$5,746	$5,650	$5,554	$5,448	$5,346	$5,252
% Change from Flat Case	4.8%	3.5%	1.7%	—	(1.9)%	(3.7)%	(5.4)%
December 31, 2022
Market Value of Equity	$6,517	$6,402	$6,283	$6,160	$6,042	$5,937	$5,844
% Change from Flat Case	5.8%	3.9%	2.0%	—	(1.9)%	(3.6)%	(5.1)%
Duration of Equity

(In years)	Down 300	Down 200	Down 100	Flat Rates	Up 100	Up 200	Up 300
Average Results
2023 Year-to-Date	2.1	1.5	1.8	1.9	1.9	1.7	1.6
2022 Full Year	2.6	1.9	1.5	2.0	2.2	2.0	1.7
Month-End Results
September 30, 2023	1.4	1.7	1.9	1.8	1.8	1.6	1.3
December 31, 2022	1.8	2.0	2.1	2.1	2.0	1.8	1.6

The mortgage assets portfolio normally accounts for almost all market risk exposure because of prepayment volatility that we cannot completely hedge while maintaining sufficient net spreads. The overall market risk exposure to changing interest rates was well within policy limits during the periods presented. At September 30, 2023, market risk exposure to falling and rising rate shocks remained stable.

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

Capital Adequacy

Retained Earnings
We must hold sufficient capital to protect against exposure to various risks, including market, credit, and operational risks. We regularly conduct a variety of measurements and assessments for capital adequacy. At September 30, 2023, our capital management policy set forth approximately $980 million as the minimum amount of retained earnings we believe is necessary to mitigate impairment risk.

The following table presents retained earnings.

(In millions)	September 30, 2023	December 31, 2022
Unrestricted retained earnings	$956	$841
Restricted retained earnings (1)	663	560
Total retained earnings	$1,619	$1,401
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

	September 30, 2023	December 31, 2022
Market Value of Equity to Par Value of Regulatory Capital Stock - Base Case (Flat Rates) Scenario	122%	119%
Market Value of Equity to Par Value of Regulatory Capital Stock - Down Shock (1)	126	124
Market Value of Equity to Par Value of Regulatory Capital Stock - Up Shock (2)	117	115
(1)    Represents a down shock of 200 basis points.
(2)    Represents an up shock of 200 basis points.

A base case value below 100 percent could indicate that, in the remote event of an immediate liquidation scenario involving redemption of all capital stock, capital stock may be returned to stockholders at a value below par. This could be due to experiencing risks that lower the market value of capital and/or to having an insufficient amount of retained earnings. In the first nine months of 2023, the market capitalization ratios in the scenarios presented continued to be above our policy requirements. The base case ratio at September 30, 2023 was still well above 100 percent because retained earnings were 36 percent of regulatory capital stock and we maintained stable market risk exposure.

The following table presents the market value of equity to the book value of total capital and mandatorily redeemable capital stock.

	September 30, 2023	December 31, 2022
Market Value of Equity to Book Value of Capital - Base Case (Flat Rates) Scenario (1)	91%	94%
Market Value of Equity to Book Value of Capital - Down Shock (1)(2)	94	98
Market Value of Equity to Book Value of Capital - Up Shock (1)(3)	87	91
(1)    Capital includes total capital and mandatorily redeemable capital stock.
(2)    Represents a down shock of 200 basis points.
(3)    Represents an up shock of 200 basis points.

A base-case value below 100 percent can indicate that we have realized or could realize risks (especially market risk), such that the market value of total capital owned by stockholders is below the book value of total capital. The base-case ratio at September 30, 2023 indicates that the market value of total capital is $569 million below the book value of total capital. In a scenario in which interest rates increase 200 basis points, the market value of total capital would be $777 million below the book value of total capital. This indicates that in a liquidation scenario, stockholders would not receive the full sum of their total equity ownership in the FHLB. We believe the likelihood of a liquidation scenario is extremely remote.

Credit Risk

Overview
We believe our risk management practices, discussed below, minimize residual credit risk levels. At September 30, 2023, we had no loan loss reserves or impairment recorded for Credit Services, investments and derivatives and had a minimal amount of credit risk exposure in the MPP.

Credit Services
Overview: The objective of our credit risk management activities is to equalize risk exposure across members and counterparties to a zero level of expected losses. This approach is consistent with our conservative risk management principles and desire to have no residual credit risk related to Advances and Letters of Credit.

Collateral: We require each member to provide a security interest in eligible collateral before it can undertake any secured borrowing. Eligible loan collateral types include the following: single- and multi-family residential, home equity, commercial real estate, government guaranteed and farm real estate. Eligible security types include those that are government or agency backed, highly-rated municipal securities, and highly-rated private-label residential and commercial mortgage-backed securities. We have conservative eligibility criteria within each of the above asset types. The estimated value of pledged collateral is discounted in order to offset market, credit, and liquidity risks that may affect the collateral's realizable value in the event it must be liquidated. At September 30, 2023, total eligible pledged collateral of $521.5 billion resulted in total borrowing capacity of $400.0 billion of which $115.8 billion was used to support outstanding Advances and Letters of Credit. Borrowers often pledge collateral in excess of their collateral requirement to demonstrate access to liquidity and to have the ability to borrow additional amounts in the future. Over-collateralization by one member is not applied to another member.

Borrowing Capacity/Lendable Value: Lendable Value Rates (LVRs) represent the percent of collateral value net of the discount, or haircut, we apply for purposes of determining borrowing capacity. LVRs are derived using scenario analysis, statistical analysis and management assumptions relating to historical price volatility, inherent credit risks, liquidation costs, and the current credit and economic environment. We apply LVR results to the estimated values of pledged assets. LVRs vary among pledged assets and members based on the member institution type, the financial strength of the member institution, the form of valuation, lien position, the issuer of bond collateral or the quality of securitized assets, the quality of the loan collateral as reflected in the manner in which it was underwritten, and the marketability of the pledged assets.

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

Conventional Loan Portfolio Characteristics: At September 30, 2023, the weighted average loan-to-value ratios for conventional loans based on origination values and estimated current values were 73 percent and 47 percent, respectively. The estimated weighted average current loan-to-value ratio at September 30, 2023 decreased only two percent from the ratio at December 31, 2022 as the changes in home values have been relatively stable.

Credit Performance: The table below provides an analysis of conventional loans delinquent or in the process of foreclosure, along with the national average serious delinquency rate.

	Conventional Loan Delinquencies
(Dollars in millions)	September 30, 2023	December 31, 2022
Early stage delinquencies - unpaid principal balance (1)	$26	$31
Serious delinquencies - unpaid principal balance (2)	$10	$12
Early stage delinquency rate (3)	0.4%	0.5%
Serious delinquency rate (4)	0.2%	0.2%
National average serious delinquency rate (5)	1.1%	1.4%
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
(5)National average number of fixed-rate prime and subprime conventional loans that are 90 days or more past due or in the process of foreclosure is based on the most recent national delinquency data available. The September 30, 2023 rate is based on June 30, 2023 data.

Overall, the MPP has experienced a minimal amount of delinquencies, with delinquency rates continuing to be well below national averages. This further supports our view that the portfolio is comprised of high-quality, well-performing loans.

Credit Enhancements: Conventional mortgage loans are primarily supported against credit losses by some combination of credit enhancements (primary mortgage insurance (PMI) and the Lender Risk Account (LRA)). The LRA is a hold back of a portion of the initial purchase price to cover potential credit losses. Starting after five years from the loan purchase date, we may return the hold back to Participating Financial Institutions (PFIs) if they manage credit risk to predefined acceptable levels of exposure on the pools of loans they sell to us. As a result, some pools of loans may have sufficient credit enhancements to recapture all losses while other pools of loans may not. The LRA had balances of $238 million and $244 million at September 30, 2023 and December 31, 2022, respectively. For more information, see Note 5 of the Notes to Unaudited Financial Statements.

Credit Losses: Residual credit risk exposure depends on the actual and potential credit performance of the loans in each pool compared to the pool's equity (on individual loans) and credit enhancements. Our available credit enhancements at September 30, 2023 were ample and able to cover nearly all of the estimated gross credit losses. As a result, estimated credit losses at September 30, 2023 were less than $1 million. Estimated credit losses, after credit enhancements, are accounted for in the allowance for credit losses or as a charge off (i.e., a reduction to the principal of mortgage loans held for portfolio).

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

(In millions)	September 30, 2023
	Long-Term Rating
	AA	A	Unrated	Total
Unsecured Liquidity Investments
Interest-bearing deposits	$—	$1,755	$—	$1,755
Federal funds sold	5,565	4,130	—	9,695
Total unsecured liquidity investments	5,565	5,885	—	11,450
Guaranteed/Secured Liquidity Investments
Securities purchased under agreements to resell	15	500	500	1,015
U.S. Treasury obligations	7,649	—	—	7,649
GSE obligations	1,561	—	—	1,561
Total guaranteed/secured liquidity investments	9,225	500	500	10,225
Total liquidity investments	$14,790	$6,385	$500	$21,675

Some counterparties used to transact our securities purchased under agreements to resell are not rated by an NRSRO because they are not issuers of debt or are otherwise not required to be rated by an NRSRO. However, each of the counterparties are considered to have the equivalent of at least an investment grade rating based on our internal ratings resulting from a fundamental credit analysis. Securities purchased under agreements to resell are secured by the following types of collateral: U.S. Treasury obligations, U.S. agency/GSE obligations, or U.S. agency/GSE MBS. At September 30, 2023, the collateral received had long-term credit ratings of AA, based on the lowest long-term credit ratings of the issuer as provided by Standard & Poor’s, Moody’s, and/or Fitch Advisory Services. The terms of our securities purchased under agreements to resell are structured such that if the fair value of the underlying securities decreases below the fair value required as collateral, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash. Additionally, these investments primarily mature overnight. All overnight investments in securities purchased under agreements to resell outstanding at September 30, 2023 were repaid according to their respective contractual terms.

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

(In millions)	September 30, 2023
	Counterparty Rating
Domicile of Counterparty	AA	A	Total
Domestic	$1,000	$2,105	$3,105
U.S. branches and agency offices of foreign commercial banks:
Canada	3,500	750	4,250
Netherlands	—	1,100	1,100
Finland	1,065	—	1,065
Germany	—	880	880
Australia	—	650	650
United Kingdom	—	400	400
Total U.S. branches and agency offices of foreign commercial banks	4,565	3,780	8,345
Total unsecured investment credit exposure	$5,565	$5,885	$11,450

We are prohibited by Finance Agency regulation from investing in financial instruments issued by non-U.S. entities. Furthermore, we restrict a significant portion of unsecured lending to overnight maturities, which further limits credit risk exposure.

MBS:
GSE MBS
At September 30, 2023, $18.0 billion of MBS held were GSE securities issued by Fannie Mae and Freddie Mac, which provide credit safeguards by guaranteeing either timely or ultimate payments of principal and interest. We believe that the conservatorships of Fannie Mae and Freddie Mac lower the chance that they would not be able to fulfill their credit guarantees.

MBS Issued by Other Government Agencies
We also invest in MBS issued and guaranteed by Ginnie Mae. These investments totaled $1.1 billion at September 30, 2023. We believe that the strength of Ginnie Mae's guarantee and backing by the full faith and credit of the U.S. government is sufficient to protect us against credit losses on these securities.

Derivatives
Credit Risk Exposure: We mitigate most of the credit risk exposure resulting from derivative transactions through collateralization or use of daily settled contracts. The table below presents the lowest long-term counterparty credit ratings provided by Standard & Poor's, Moody's, and/or Fitch Advisory Services for derivative positions to which we had credit risk exposure at September 30, 2023. The ratings displayed in this table should not be taken as an indication of future ratings.

(In millions)	Total Notional	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged to (from) Counterparties	Non-cash Collateral Pledged to (from) Counterparties	Net Credit Exposure to Counterparties
Nonmember counterparties:
Asset positions with credit exposure:
Uncleared derivatives:
A-rated	$6,581	$67	$(63)	$—	$4
BBB-rated	10,745	176	(171)	—	5
Total uncleared derivatives	17,326	243	(234)	—	9
Liability positions with credit exposure:
Cleared derivatives (1)	41,340	(29)	402	296	669
Member institutions (2)	4	—	—	—	—
Total	$58,670	$214	$168	$296	$678
(1)Represents derivative transactions cleared with LCH Ltd. and CME Clearing, the FHLB's clearinghouses. LCH Ltd. is rated AA- by Standard & Poor's, and CME Clearing is not rated, but its parent company, CME Group Inc., is rated Aa3 by Moody's and AA- by Standard & Poor's.
(2)Represents Mandatory Delivery Contracts.

Our exposure to cleared derivatives is primarily associated with the requirement to post initial margin through the clearing agent to the Derivatives Clearing Organizations. We may pledge both cash and non-cash (i.e., securities) as collateral to satisfy this initial margin requirement. However, the use of cleared derivatives mitigates credit risk exposure because a central counterparty is substituted for individual counterparties.

At September 30, 2023, the net exposure of uncleared derivatives with residual credit risk exposure was $9 million. If interest rates rise or the composition of our derivatives change resulting in an increase to our gross exposure to uncleared derivatives, the contractual collateral provisions in these derivatives would limit our net exposure to acceptable levels.

Although we cannot predict if we will realize credit risk losses from any of our derivatives counterparties, we believe that all of the counterparties will be able to continue making timely interest payments and, more generally, to continue to satisfy the terms and conditions of their derivative contracts with us. As of September 30, 2023, we had a $0.3 billion notional amount of interest rate swaps with a subsidiary of our member, JPMorgan Chase Bank, N.A., which also had outstanding credit services with us. We had no outstanding credit exposure to this counterparty related to interest rate swaps outstanding given the collateral exchanged.

Liquidity Risk

Liquidity Overview
We strive to be in a liquidity position at all times to meet the borrowing needs of our members and to meet all current and future financial commitments. This objective is achieved by managing liquidity positions to maintain stable, reliable, and cost-effective sources of funds while taking into account market conditions, member demand, and the maturity profile of assets and liabilities. At September 30, 2023, our liquidity position complied with the FHLBank Act, Finance Agency regulations, and internal policies.
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

We believe our liquidity position, as well as that of the System, continued to be strong during the first nine months of 2023. Our overall ability to effectively fund our operations through debt issuances remained sufficient. Investor demand for System debt was robust in the first nine months of 2023, as investors continued to prefer short-term, high-quality money market instruments. We believe there is a low probability of a liquidity or funding crisis in the System that would impair our ability to participate, on a cost-effective basis, in issuances of debt, service outstanding debt, maintain adequate capitalization, or pay competitive dividends.

The System works collectively to manage and monitor the System-wide liquidity and funding risks. Liquidity risk includes the risk that the System could have difficulty rolling over short-term Obligations when market conditions change, also called refinancing risk. The System has a large reliance on short-term funding; therefore, it has a sharp focus on managing liquidity risk to very low levels. As shown on the unaudited Statements of Cash Flows, in the first nine months of 2023, our portion of the System's debt issuances totaled $146.0 billion for Discount Notes and $106.2 billion for Bonds. Access to short-term debt markets has been reliable because investors, driven by liquidity preferences and risk aversion, have sought the System’s short-term debt, which has resulted in strong demand for debt maturing in one year or less.

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

The Finance Agency establishes the expectations with respect to the maintenance of sufficient liquidity without access to the capital markets for a specified number of days, which was set as a period of between 10 to 30 calendar days in the base case. Under these expectations, all Advance maturities are assumed to renew, unless the Advances relate to former members who are ineligible to borrow new Advances. The maintenance of sufficient liquidity each day is intended to provide additional assurance that we can continue to provide Advances and Letters of Credit to members over an extended period without access to the capital markets. With one exception, we were in compliance with these liquidity requirements at all times during the nine months ended September 30, 2023. On one day in the first quarter of 2023, our regulatory liquidity balances fell below 10 calendar days because of unusually large and unforeseen Advance demand in connection with the stress placed on the banking industry and financial markets in March 2023.

The Finance Agency also provides guidance related to asset/liability maturity funding gap limits. Funding gap metrics measure the difference between assets and liabilities that are scheduled to mature during a specified period of time and are expressed as a percentage of total assets. Although subject to change depending on conditions in the financial markets, the current regulatory requirement for funding gaps is between -10 percent to -20 percent for the three-month maturity horizon and is between -25 percent to -35 percent for the one-year maturity horizon. During the nine months ended September 30, 2023, we were operating within those limits.

To support our member deposits, we also must meet a statutory deposit reserve requirement. The sum of our investments in obligations of the United States, deposits in eligible banks or trust companies, and Advances with a final maturity not exceeding five years must equal or exceed the current amount of member deposits. The following table presents the components of this liquidity requirement.

(In millions)	September 30, 2023	December 31, 2022
Deposit Reserve Requirement
Total Eligible Deposit Reserves	$88,372	$80,428
Total Member Deposits	(1,226)	(1,043)
Excess Deposit Reserves	$87,146	$79,385

Member Concentration Risk

We regularly assess concentration risks from business activity. We believe that the concentration of Advance activity is consistent with our risk management philosophy, and the impact of borrower concentration on market risk, credit risk, and operational risk, after considering mitigating controls, is minimal.

Operational Risks

There were no material developments regarding our operational risk exposure during the first nine months of 2023.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes in the first nine months of 2023 to our critical accounting policies and estimates. Our critical accounting policies and estimates are described in detail in our 2022 Annual Report on Form 10-K.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Information required by this Item is set forth under the caption “Quantitative and Qualitative Disclosures About Risk Management” in Part I, Item 2, of this Report.

Item 4.    Controls and Procedures.

DISCLOSURE CONTROLS AND PROCEDURES

The FHLB's management, including its principal executive officer and principal financial officer, evaluate the effectiveness of the FHLB's disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, these two officers each concluded that, as of September 30, 2023, the FHLB maintained effective disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that it files under the Exchange Act is (1) accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

The FHLB's management, including its principal executive officer and principal financial officer, evaluate the FHLB's internal control over financial reporting. Based upon that evaluation, these two officers each concluded that there were no changes in the FHLB's internal control over financial reporting that occurred during the quarter ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, the FHLB's internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

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
(1)     Numbers coincide with Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 9th day of November 2023.

FEDERAL HOME LOAN BANK OF CINCINNATI
(Registrant)

By:	/s/ Andrew S. Howell
Andrew S. Howell
President and Chief Executive Officer
(principal executive officer)

By:	/s/ Stephen J. Sponaugle
Stephen J. Sponaugle
Executive Vice President - Chief Financial Officer
(principal financial officer)