Form 10-K
period 2023-12-31
Federal Home Loan Bank of Cincinnati
filed 2024-03-21
CIK 1326771

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

Page 1 of	161

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
☐ Yes   ☒ No
The capital stock of the registrant is not listed on any securities exchange or quoted on any automated quotation system, only may be owned by members and former members and is transferable only at its par value of $100 per share. At June 30, 2023, the aggregate par value of all Class B stock held by members and former members was $5,864,380,100. As of February 29, 2024, the registrant had 47,211,628 shares of capital stock outstanding, which included stock classified as mandatorily redeemable.
Documents Incorporated by Reference: None

PART I

Special Cautionary Notice Regarding Forward Looking Information

This report contains forward-looking statements that describe the objectives, expectations, estimates, and assessments of the Federal Home Loan Bank of Cincinnati (the FHLB). These statements use words such as “anticipates,” “expects,” “believes,” “could,” “estimates,” “may,” and “should.” By their nature, forward-looking statements relate to matters involving risks or uncertainties, some of which we may not be able to know, control, or completely manage. Actual future results could differ materially from those expressed or implied in forward-looking statements or could affect the extent to which we are able to realize an objective, expectation, estimate, or assessment. These risks and uncertainties include, among others, the following:

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

▪national or world events, acts of war, civil unrest, terrorism, natural disasters, climate change, pandemics, or other unanticipated or catastrophic events;

▪political events, including legislative, regulatory, judicial or other developments that affect us, our members, counterparties, or investors in the Federal Home Loan Bank System's (FHLBank System or System) unsecured debt securities, which are called Consolidated Obligations (or Obligations), such as any government-sponsored enterprise (GSE) reforms, any changes resulting from the Federal Housing Finance Agency's (Finance Agency) review and analysis of the FHLBank System, including recommendations published in its "FHLBank System at 100: Focusing on the Future" report, changes in the Federal Home Loan Bank Act of 1932, as amended (FHLBank Act), changes in applicable sections of the Federal Housing Enterprises Financial Safety and Soundness Act of 1992, or changes in other statutes or regulations applicable to the Federal Home Loan Banks (FHLBanks);

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

Readers of this report should not rely solely on the forward-looking statements and should consider all risks and uncertainties addressed throughout this report, as well as those discussed under Item 1A. Risk Factors.

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

The U.S. Congress chartered the FHLBank System in the FHLBank Act as a GSE to help provide liquidity and credit to the U.S. housing market and support home ownership. Promoting home ownership is a long-standing central theme of U.S. government policy. The System has a critical public-policy role as important national liquidity providers to the financial system through our member stockholders, particularly during stressful conditions when private-sector liquidity often proves unreliable.

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

The FHLBank System also includes the Finance Agency and the Office of Finance. The Finance Agency is an independent agency in the executive branch of the U.S. government that regulates the FHLBanks, the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac), and the Office of Finance. The Office of Finance is a joint office of the FHLBanks that facilitates the issuance and servicing of the FHLBank System's Consolidated Obligations.

Thrift institutions, commercial banks, credit unions, certain insurance companies, and certified community development financial institutions chartered in the Fifth District may voluntarily apply for membership in our FHLB. Applicants must satisfy membership requirements in accordance with statutes and Finance Agency regulations. These requirements deal primarily with home financing activities, satisfactory financial condition such that Advances may be made safely, and matters related to the regulatory, supervisory and management oversight of the applicant. By law, an institution is permitted to apply for membership in only one FHLBank, although a holding company may have memberships in more than one FHLBank through its subsidiaries. At December 31, 2023, we had 609 members.

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

How We Achieve the Mission
We achieve our mission through a cooperative business model. We raise private-sector capital from member stockholders and issue low-cost, high-quality debt in the global capital markets jointly with other FHLBanks. The capital and proceeds from debt issuance enable us to provide members services—primarily, access to liquidity via reliable, readily available, and low-cost sources of funding to support their business activities including affordable housing and community investment. Another important member service is that we offer a program to purchase certain mortgage loans, which provides members liquidity and helps them reduce market risk. Additionally, we provide a competitive return on members' capital investment in our company.

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

To carry out these responsibilities, the Finance Agency conducts examinations of each FHLBank at least annually, as well as periodic reviews, and receives information on a daily or monthly basis relating to each FHLBank's activities, financial condition and operating results. While an individual FHLBank has substantial discretion in governance and operational structure, the Finance Agency maintains broad supervisory and regulatory authority. In addition, the Comptroller General has authority to audit or examine the Finance Agency and the FHLBanks, to decide the extent to which the FHLBanks fairly and effectively fulfill the purposes of the FHLBank Act, and to review any audit, or conduct its own audit, of the financial statements of an FHLBank.

Ratings of Nationally Recognized Statistical Rating Organizations

The FHLBank System's comparative advantage in funding is acknowledged in its excellent credit ratings from nationally recognized statistical rating organizations (NRSROs). Moody's Investors Service (Moody's) currently assigns, and historically has assigned, the System's Consolidated Obligations the highest ratings available: long-term debt is rated Aaa and short-term debt is rated P-1. It also assigns a Prime-1 short-term bond rating on each FHLBank. It affirmed these ratings in 2023 but changed the outlook on the ratings from stable to negative, consistent with its ratings action taken with respect to the United States. In 2023, Standard & Poor's affirmed its issuer credit ratings on each FHLBank and its AA+ ratings on the System's senior debt and maintained a stable outlook. The ratings closely follow the U.S. sovereign ratings from both agencies.

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

BUSINESS SEGMENTS

We manage the development, resource allocation, product delivery, pricing, credit risk management, and operational administration of our Mission Assets and Activities in two business segments: Traditional Member Finance and the MPP. Traditional Member Finance includes Credit Services, housing and community investment, investments, correspondent and deposit services, and other financial products of the FHLB. See the “Segment Information” section of “Results of Operations” in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 14 of the Notes to Financial Statements for more information on our business segments, including their results of operations.

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

Adjustable-rate Advances have interest rates typically priced off benchmark rate indices, primarily SOFR. Adjustable-rate Advances may be structured at the member's option as either prepayable with a fee or prepayable without a fee if the prepayment is made on a repricing date.

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

How We Manage Risks of Credit Services. We manage market risk from Advances by funding them with Consolidated Obligations and hedging them with interest rate swaps that have similar interest rate risk characteristics as the Advances. In addition, for many, but not all Advance programs, Finance Agency regulations require us to charge members prepayment fees for early termination of principal when the early termination results in an economic loss to us. We determine prepayment fees using standard present-value calculations that make us economically indifferent to the prepayment. The prepayment fee equals the present value of the estimated profit that we would have earned over the remaining life of the prepaid Advance. If a member prepays principal on an Advance that we have hedged with an interest rate swap, we may also assess the member a fee to compensate us for the cost we incur in terminating the swap before its stated final maturity. Some Advance programs are structured as non-prepayable and may have additional restrictions in order to terminate. The net effect is that in practice we mitigate market risk exposure associated with Advances sufficiently and within our risk tolerance.

The objective of our credit risk management activities for Credit Services is to equalize risk exposure across members and counterparties to a zero level of expected losses. We require each member to supply us with a security interest in eligible collateral that in the aggregate has estimated value in excess of the total Advances and Letters of Credit. Collateral is comprised mostly of single- and multi-family residential loans, commercial real estate loans, home equity loans, government guaranteed loans and bond securities. The combination of conservative collateral policies and risk-based credit underwriting activities sufficiently mitigates potential credit risk associated with Advances and Letters of Credit. As a result, at December 31, 2023, we did not expect any credit losses on Advances and, therefore, no allowance for credit losses on Advances was recorded. "Quantitative and Qualitative Disclosures About Risk Management” in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 5 of the Notes to Financial Statements provide more detail on our credit risk management of member borrowings.

Investments
Types of Investments. A primary reason we hold investments is to carry sufficient asset liquidity. Permissible liquidity investments include Federal funds, certificates of deposit, bank notes, bankers' acceptances, commercial paper, demand deposits, securities purchased under agreements to resell, and debt securities issued by the U.S. government, its agencies, or other GSE's. We also may place deposits with the Federal Reserve Bank. We are prohibited by Finance Agency regulations from investing (secured or unsecured) in financial investments issued by non-U.S. entities other than those issued by U.S. branches and agency offices of foreign commercial banks. Many liquidity investments have short-term maturities.

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

Purposes of Having Investments. The investments portfolio helps achieve corporate objectives in the following ways:

▪Liquidity management. Liquidity investments support the ability to fund assets on a timely basis, especially Advances, and when it may be more difficult to issue new debt. These investments supply liquidity because we normally fund them with longer-term debt than asset maturities. Liquidity investments are either short-term (primarily overnight), or longer-term investments (such as U.S. Treasuries) that may be pledged or sold and converted to cash.

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

Our internal policies specify guidelines for, and relatively tight constraints on, the types and amounts of short-term investments we are permitted to hold and the maximum amount of credit risk exposure we are permitted to have with eligible counterparties. We believe all of our investments have high credit quality because of our conservative investment policies and practices. As a result, at December 31, 2023, we did not expect any credit losses on our investments and, therefore, no allowance for credit losses on investments was recorded.

Deposits
We provide a variety of deposit programs, including demand, overnight, term and Federal funds, which enable depositors to invest funds in short-term liquid assets. We accept deposits from members, other FHLBanks, any institution to which we offer correspondent services, and other government instrumentalities. The rates of interest we pay on deposits are subject to change daily based on comparable money market interest rates. The balances in deposit programs tend to vary positively with the amount of idle funds members have available to invest, as well as the level of short-term interest rates. Deposits are a minor source of our funding.

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

A “conventional” mortgage refers to a non-government-guaranteed mortgage. A “conforming” mortgage refers to a loan that meets the dollar limit permissible to be lent as a regular prime (i.e., non-jumbo, non-subprime) mortgage and other funding criteria of Fannie Mae and Freddie Mac. For 2024, the Finance Agency established the conforming limit for mortgages that finance single-family one-unit properties at $766,550. Additionally, the Finance Agency allows higher conforming limits on loans originated in a limited number of high-cost areas. We have elected to only purchase mortgages up to the $766,550 conforming limit.

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

FUNDING - CONSOLIDATED OBLIGATIONS

Our primary source of funding and hedging market risk exposure is through participation in the sale of Consolidated Obligation debt securities to global investors. Obligations are the joint and several liabilities of all the FHLBanks, backed only by the financial resources of the FHLBanks. Consolidated Obligations are the principal funding source used to make Advances and to purchase mortgage loans and investments. There are two types of Consolidated Obligations: Consolidated Bonds (Bonds) and Consolidated Discount Notes (Discount Notes).

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

We have the primary liability for any Obligations issued on our behalf for which we received the proceeds. However, we also are jointly and severally liable with the other FHLBanks for the payment of principal and interest on all Obligations. If we do not pay the principal or interest in full when due on any Obligation issued on our FHLB's behalf, we are prohibited from paying dividends or redeeming or repurchasing shares of capital stock. If any FHLBank was financially unable to repay its participation in an Obligation for which it is the primary obligor, the Finance Agency could call on each of the other FHLBanks to repay all or part of the Obligation. The Finance Agency has never invoked this authority.

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

At December 31, 2023, the amount of membership stock required for each member ranged from a minimum of $1,000 to a maximum of $20 million, with the amount within that range determined as a percentage of member assets. Separate from its membership stock, each member is required to purchase and hold activity stock to capitalize Mission Assets and Activities. Activity stock is required to capitalize the principal balance of Advances, guaranteed funds and rate Advance commitments, the principal balance of loans and commitments in the MPP, and the notional balance of Letters of Credit.

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

Retained Earnings

Purposes and Amount of Retained Earnings
Retained earnings are important to protect members' capital stock investment against the risk of impairment and to enhance our ability to pay stable and competitive dividends when earnings may be volatile. Impairment risk is the risk that members would have to write down the par value of their capital stock investment in our FHLB as a result of their analysis of ultimate recoverability. An extreme situation of earnings instability, for example, in which substantial credit losses were experienced and expected for a period of time, could result in members determining that the value of their capital stock investment was impaired.

Consistent with Finance Agency requirements, we have a policy that sets forth a minimum amount of retained earnings we believe is needed to mitigate impairment risk and facilitate dividend stability in light of the risks we face. At December 31, 2023, the minimum retained earnings requirement was approximately $1.0 billion, based on mitigating quantifiable risks under very stressed business and market scenarios to a 99 percent confidence level. At the end of 2023, our retained earnings totaled $1.7 billion. We believe the current amount of retained earnings is fully sufficient to protect our capital stock against impairment risk and to provide for dividend stability.

Joint Capital Agreement to Augment Retained Earnings
The FHLBanks entered into a Joint Capital Enhancement Agreement (the Capital Agreement) in February 2011. The Capital Agreement provides that each FHLBank will, on a quarterly basis, allocate at least 20 percent of its net income to a restricted retained earnings account (the Account) until the balance of the Account, calculated as of the last day of each calendar quarter, equals at least one percent of that FHLBank's average balance of outstanding Consolidated Obligations for the calendar quarter.

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

We hedge market risk exposure related to investments by entering into interest rate swaps, which effectively converts fixed-rate investments to adjustable-rate investments.

The derivatives we transact related to mortgage loans are designed to hedge interest rate risk and repayment risk. Such derivatives include options on interest rates swaps (swaptions) and sales of to-be-announced MBS for forward settlement.

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

Use of derivatives can result in a substantial amount of volatility of accounting and economic earnings. Overall, in a stable market environment, we target a low amount of earnings volatility from gains and losses on derivatives. However, we accept a higher amount of earnings volatility from gains and losses on derivatives, to the extent our use of derivatives effectively hedges market risk exposure.

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

COMMUNITY IMPACT

Housing and Community Investment Programs
We support affordable housing, necessary housing repairs, disaster reconstruction and home ownership for very low- to moderate-income individuals through multiple programs across Kentucky, Ohio and Tennessee. By using our programs individually or in combination, our members and their community partners can create economically competitive solutions that contribute to the quality of life in the communities they serve. We have an Affordable Housing Advisory Council that advises the Board of Directors and management on affordable housing and economic development needs within our district and other related issues as requested.

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

The Affordable Housing Program provides funding for the development of affordable housing, from large rental complexes that provide homes to seniors to individual homes for first-time homebuyers. The Program consists of a Competitive Program and a homeownership program called Welcome Home, which assists homebuyers with down payments and closing costs. Under the Competitive Program, we may distribute funds in the form of grants or below-market rate Advances to members that apply and successfully compete in an annual offering. Under Welcome Home, we make funds available beginning in the first quarter of each year until they have been fully committed. For both programs, the income of qualifying individuals or households must be 80 percent or less of the area median income. We set aside up to 35 percent of the Affordable Housing Program accrual for Welcome Home and allocate the remainder to the Competitive Program.

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

Our Board of Directors also allocates additional funds to voluntary housing programs. Currently, we offer three voluntary housing programs, the Carol M. Peterson (CMP) Housing Fund, the Disaster Reconstruction Program and the Zero Interest Fund. In 2023, the FHLB disbursed $6.4 million through the CMP Housing Fund. In January 2024, the Board authorized $10.6 million for the CMP Housing Fund for use in 2024. These funds are primarily offered as grants to low-income homeowners to pay for accessibility rehabilitation and emergency repairs for those who have special needs or are over age 60. The Disaster Reconstruction Program helps very low- to moderate-income families whose homes were impacted by fires, tornadoes, flooding, landslides or other state or federally declared natural disasters in the Fifth District. The program offers up to $20,000 to help repair and rebuild homes affected by disasters and $5,000 for displaced renters to purchase homes. Since the program's inception, we have disbursed $7.9 million to assist more than 600 households. The Zero Interest Fund, a $2 million revolving loan fund, provides loans with a zero percent interest rate to support upfront infrastructure costs on residential and economic development projects.

Serving the Community
Our employees participate in various programs, such as fundraising campaigns or volunteer opportunities, which support and give back to our local communities. Examples of these programs included the United Way Campaign, the Cincinnati Wish Tree Program, the Annual Heart Mini-Marathon and Walk, Arts Wave, Adopt-A Class, Habitat for Humanity builds and various volunteer opportunities supporting local schools and families. Through participation in multiple homebuilding and other employee volunteer events, our employees’ efforts helped advocate for safe, decent and affordable housing and play an active role in serving the needs of our local community.

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

Workforce Profile
Our workforce is primarily comprised of corporate employees, with one location of principal operations. As of December 31, 2023, we had 259 employees, approximately 39 percent of which were female, 61 percent male, 81 percent non-minority and 19 percent minority. Our workforce is leanly staffed, and historically has included a number of longer-tenured employees. As of December 31, 2023, the average tenure of our employees was nine years. We strive to both develop talent from within the organization and supplement with external hires. Developing talent internally results in institutional strength and continuity and promotes loyalty and commitment in our employee base, which furthers our success. However, adding new employees contributes to new ideas, continuous improvement, and our goals of a diverse, equitable and inclusive workforce. We encourage feedback from employees in our efforts to be an inclusive organization through third party surveys, internal surveys and a dedicated email address to send in questions or comments for review by the Chief Executive Officer. Our employees are not represented by a collective bargaining unit.

Total Rewards
We seek to attract, develop and retain talented employees. We strive to achieve this objective through a combination of development programs, benefits and employee wellness programs, and recognizing and rewarding performance. Specifically, our programs include:
▪Cash compensation – provides competitive salary and performance based incentives.
▪Benefits – offers health insurance with a health savings account contribution, dental and vision insurance, life and AD&D insurance, supplemental life insurance, short-term disability, long-term disability insurance, dependent care and transportation reimbursement programs, employee assistance program, 401(k) retirement savings plan with employer match, and defined benefit pension benefits. Beginning January 1, 2024, the 401(k) retirement savings plan includes non-elective retirement contributions and the defined benefit pension plan was closed to new entrants.
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
▪the willingness and ability of financial institutions to expand lending; and
▪natural disasters, pandemics or other widespread health emergencies, terrorist attacks, cyberattacks, civil unrest, geopolitical instability or conflicts, trade disruptions, economic or other sanctions, or other unanticipated or catastrophic events could create economic and financial disruptions and uncertainties.

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

We provide liquidity to our members by making Advances to, and purchasing mortgage loans from, our members. Members have access to alternative funding sources, including their customers' deposits, wholesale funding and other liquidity programs of the Federal Reserve. Some of our competitors are not subject to the same body of regulations applicable to us, which may enable those competitors to offer products with more favorable terms than we offer, such as lower rates or more flexible credit or collateral standards. In addition, state and federal regulators’ perception of the stability and reliability of our Advances can also directly impact the amount of Advances used by members.

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

The amount of Mission Assets and Activities and capital is concentrated among a small number of our large members. As the financial industry continues to consolidate into a smaller number of institutions, this could lead to further concentration of Advances to and capital with large members and a decrease in our number of members. If Advances are concentrated in a smaller number of members, our risk of loss resulting from a single event could become greater. Loss of members or decreased business activities with large members due to withdrawal from membership, acquisition by a non-member, or failure could also result in a reduction of our Mission Assets and Activities, capital, and net income. Our business model is structured to be able to absorb sharp changes in Mission Assets and Activities because we can undertake commensurate reductions in liability balances and capital and because of our relatively modest operating expenses. However, an extremely large and sustained reduction in Mission Assets and Activities could affect our profitability and ability to pay competitive dividends, as well as, at the FHLBank System level, raise policy questions about the relevance of the FHLBank System in its traditional mission of supporting housing finance. Ultimately, our ongoing viability and that of the FHLBank System is subject to the ability to provide sufficient membership value through the combination of products, services and return on investment of capital stock.

Additionally, in recent years there has been a systemic trend of financial institutions that are currently ineligible for FHLB membership gaining an increasing market share, especially related to mortgage finance. However, the legislative and regulatory environment faced by the FHLBanks has not changed in response to this trend. As non-bank financial institutions that are currently ineligible for membership continue to play an increasing role in mortgage origination, we could experience a decrease in demand for Advances or a decrease in volume of mortgage loans available for purchase from our members, which could negatively affect our financial condition and results of operations.

Changes in the regulatory and legislative environment could unfavorably affect our business model, financial condition, and results of operations.

In addition to potential GSE reform, the legislative and regulatory environment in which the System operates continues to undergo change. We cannot predict when or what regulations will be issued or revised or what legislation will be enacted or repealed, and we cannot predict the effect of any such regulations or legislation on our business operations and/or financial condition. Recently-promulgated and future legislative and regulatory actions could result in, among other things: an increase in our cost of funding and regulatory compliance; a change in membership or permissible business activities; additional capital and liquidity requirements; additional contributions under our Affordable Housing Program; reduced demand for Advances or limitation on Advances made to members; or a change in the size, scope, or nature of our lending, investment, or mortgage financing activities. Furthermore, since we are reliant upon a voluntary membership base, a member’s willingness to maintain the required level of capital stock investment may be influenced by changes in the legislative and regulatory environment.

For example, following a comprehensive review that began in the fall of 2022, the Finance Agency issued the “FHLBank System at 100: Focusing on the Future” report on November 7, 2023, presenting its review and analysis of the FHLBank System and the actions and recommendations that it plans to pursue over a multi-year effort, in service of its vision for the FHLBank System. The report focused on four broad themes: (1) the mission of the FHLBank System; (2) the FHLBank System as a stable and reliable source of liquidity; (3) housing and community development; and (4) FHLBank System operational efficiency, structure, and governance. Many of the recommendations from the report may be implemented by the Finance Agency through ongoing supervision, guidance, or rulemaking within its existing statutory authority, while other recommendations may require legislative action or further study.

We are not able to predict what actions will ultimately result from the Finance Agency’s recommendations, the timing of any actions, the extent of any changes to us or the FHLBank System, or the ultimate effect on us or the FHLBank System in the future. Potential changes resulting from the Finance Agency’s recommendations (including changes relating to the FHLBanks’ mission, liquidity role, membership and lending requirements, affordable housing contributions and support for community investment, or operations, structure, and governance) could increase our operational costs and expenses, result in heightened scrutiny of the FHLBanks and their mission and activities, and impact our business, which may affect our financial condition, or results of operations, or the value of membership in the FHLBanks. The extent to which the report ultimately results in changes to regulatory requirements or supervisory expectations that impact or limit the use of our Advances by members or our ability to lend to members may have a significant negative impact on our financial condition or results of operations. See the "Regulatory and Legislative Developments" section of the "Executive Overview" in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information.

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

Exposure of earnings to unhedged changes in interest rates and mortgage prepayment speeds is one of our largest ongoing residual risks. We derive most of our income from the interest earned on assets less the interest paid on Consolidated Obligations and deposits used to fund the assets. Spreads on our assets tend to be narrow compared to those of many other financial institutions due to our cooperative business model. Market conditions, yield curve shape, competitive forces, and market risk exposure could cause these already narrow asset spreads to decline, which could substantially reduce our profitability. A key spread relationship is that we tend to utilize Consolidated Discount Notes to fund a significant amount of assets that have adjustable-rates tied to a benchmark interest rate, such as SOFR. Because rates on Discount Notes do not perfectly correlate with other adjustable benchmark interest rates, a narrowing of this spread, for example from investors changing perceptions about the quality of our debt, could lower income and reduce balances of Mission Assets and Activities.

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

We are exposed to liquidity risk if significant disruptions in the capital markets occur. Although the System has been able to maintain access to the capital markets for debt issuances on acceptable terms in its history, there is no assurance this will continue to be the case. In August 2023, Fitch Ratings downgraded the ratings of the United States and, in November 2023, Moody’s changed the outlook on the ratings of the United States to negative from stable. Accordingly, Moody's changed the outlook of our rating as well as the FHLBank System's rating from stable to negative consistent with the actions taken with respect to the United States. Future ability to effectively access the capital markets on acceptable terms could be adversely affected by external events (such as general economic and financial instabilities, political instability, wars, natural disasters, pandemics or other widespread health emergencies, civil unrest or other unanticipated or catastrophic events), deterioration in the perception of financial market participants about the financial strength of Consolidated Obligations, or further downgrades to the System's credit ratings or the U.S. sovereign credit rating or outlook. For example, a failure by the U.S. Congress to adequately address its statutory debt limit in a timely manner, or uncertainty relating to the debt limit, could result in additional downgrades to the U.S. sovereign credit rating or outlook and cause significant disruptions in the capital markets. The System could also be affected by the continued changes in the capital markets in response to financial regulations and by the joint and several liability for Consolidated Obligations, which exposes the System as a whole to events at individual FHLBanks. If access to capital markets were to be impaired for an extended period, the effect on our financial condition and results of operations could be material. At the extreme, the System's ability to achieve its mission and satisfy its financial obligations could be threatened.

CREDIT RISK

We are exposed to credit risk that, if realized, could materially affect our financial condition and results of operations.

We are exposed to credit risk as part of our normal business operations through funding Advances, purchasing mortgage loans and investments, extending other credit products, such as Letters of Credit, and transacting derivatives.

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

The Office of Finance is a joint office of the FHLBanks established to facilitate the issuance and servicing of Consolidated Obligations, which are the principal source of funding for the FHLBanks. The Office of Finance relies heavily on its information systems and technology for its operations. A failure or interruption of the Office of Finance's services as a result of breaches, cyberattacks, system malfunctions, disruptions or failures (including those associated with implementing technology initiatives), natural disasters, or other technological risks could negatively affect the business operations of each FHLBank, including disruptions to the FHLBanks' access to funding through the sale of Consolidated Obligations. Although the Office of Finance has business continuity and security incident response plans in place, our business operations could be constrained, disrupted or otherwise negatively affected if the Office of Finance was not able to perform its functions for a period of time.

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

Computer systems, software and networks are increasingly more vulnerable to failures and interruptions from cyberattacks, which may include breaches, unauthorized access, misuse, computer viruses or other malicious or destructive code (such as ransomware) and other events against information owned by our company and customers. These failures and interruptions could jeopardize the confidentiality or integrity of information, or otherwise cause interruptions or malfunctions in operations. Cyberattacks, in particular those on financial institutions and financial market infrastructures, have become more frequent, sophisticated, and increasingly difficult to detect or prevent, including as a result of the increased capabilities of artificial intelligence and other emerging technologies that may be used maliciously. It could take considerable time for us to determine the scope, extent, amount, and type of information compromised. Additionally, threats of cyber terrorism, external extremist parties, including state-sponsored actors, result in heightened risk exposure. These threats may increase as a result of geopolitical conflicts. We can make no assurance that we will be able to prevent, timely and adequately address, or mitigate failures, interruptions, or cyberattacks in information systems and other technology. If we experience a failure, interruption, or cyberattack in any of these systems, we may be unable to effectively conduct or manage business activities, operating processes, and risk management, which could significantly harm customer relations, our reputation, and operating costs, potentially resulting in material adverse effects on our financial condition and results of operations. We may not be able to foresee, prevent, mitigate, reverse or repair the negative effects of such failures, interruptions, cyberattacks, or cyber terrorism.

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

Item 1B.    Unresolved Staff Comments.

None.

Item 1C.    Cybersecurity.

CYBERSECURITY RISK MANAGEMENT AND STRATEGY

We are subject to cybersecurity risk, which includes intentional and unintentional acts that may jeopardize the confidentiality, integrity, or availability of our information technology assets and data under our control. Cybersecurity risk can take the form of a variety of circumstances that cause harm to us, our members, our service providers, and the economy in general. These circumstances include malicious software or exploited vulnerabilities, social engineering, such as phishing, denial-of-service attacks, viruses, malware, and natural or other disasters. See Item 1A. Risk Factors for additional description of cybersecurity and other operational risks.

In alignment with industry standards, such as the National Institute of Standards and Technology (NIST) Cybersecurity Framework, and Finance Agency regulatory guidance, we have implemented processes for assessing, identifying, and managing cybersecurity risk through a layered approach throughout our environment and in our service provider arrangements, including software-as-a-service and infrastructure-as-a-service engagements. We continuously evaluate and update our policies and practices to mitigate our exposure to cybersecurity risks given, among other things, the evolving natures of these risks, the involvement of uncontrollable circumstances, such as fires or flooding, and our role in the financial services industry and the broader economy. Our cybersecurity risk-mitigating processes include the implementation of firewalls, anti-virus software, real-time network monitoring, various forms of testing, and the deployment of software updates to address security vulnerabilities, as well as annual and periodic employee training to educate employees on how to identify and avoid various forms of social engineering.

Our security incident response plan determines how cybersecurity threats and incidents are identified, classified, and escalated, including for the purposes of reporting and providing relevant information to senior management and the Board of Directors. The security incident response plan also requires management to assess materiality of the threat or incident for the purposes of public disclosure.

We also maintain a business continuity program designed to ensure that resources and plans are in place to protect us from potential loss during a disruption, which includes the unavailability of our information technology assets due to unintentional events like fire, power loss, and other technical incidents such as hardware failures. These business continuity resources and plans include maintaining business continuity sites to ensure continued operations, regular backing up of data and systems on offsite facilities, testing our ability to operate on disaster recovery systems, and annually reviewing department level business continuity procedures.

We regularly engage third parties to test, maintain, and enhance our cybersecurity risk management practices and threat monitoring. These engagements include incident response exercises, penetration testing, constant managed detection and response services, and intrusion prevention and detection applications. Our vendor risk management program includes regular reviews and oversight of these third parties, including performance and technological reviews and escalation of any unsatisfactory performance, in order to identify, prioritize, assess, mitigate and remediate third party risks. However, we rely on the third parties we use to implement security programs commensurate with their risk, and we cannot ensure in all circumstances that their efforts will be successful.

During the period covered by this report, the risk from cybersecurity threats or incidents did not have a material impact on our strategy, results of operations, or financial condition. We expect that cybersecurity threats and incidents will continue to occur and any such cybersecurity incident impacting us could result in significantly harmful consequences to us, our members, and their customers. We assess the materiality of any such cybersecurity incident from several perspectives including our ability to continue to service our members, any loss of or unauthorized access to data, lost revenue, increased operating costs, litigation, and reputational harm.

CYBERSECURITY GOVERNANCE

Our chief information officer and chief information security officer provide regular reports (at least quarterly) to the Risk Committee of our Board and management committees on topics such as threat intelligence, major cybersecurity risk areas and threats, technologies and best practices, and any cybersecurity incidents that may have impacted us, and more frequently if there was an ongoing cybersecurity incident. Our Board oversees our information security program through regular review of policies, including our information security policy designed to establish clear management direction and commitment to preserve the confidentiality, integrity, and availability of all information technology assets and data.

Our Enterprise Risk Management Committee – a management level committee, including senior management and other leadership representatives from our operational risk, information security, information technology, legal, operations, and other departments – is responsible for approving policies to support the management and implementation of the cybersecurity program and recommending the annual information technology strategic plan to senior management prior to Board review and approval. This committee receives regular reporting from our chief information security officer similar to what is provided to the Board, and more detailed reporting regarding the availability of information technology assets and cybersecurity threats being monitored.

Our chief information security officer, who reports both to our chief risk officer and our chief information officer, manages the cybersecurity governance framework designed to protect the confidentiality, integrity, and availability of our information technology assets and data under our control. Our chief information security officer and assistant chief information security officer collectively have approximately 20 years of experience with the FHLB in successively more responsible roles and have led teams to design, secure, implement, and audit numerous technology solutions. Our information security group is responsible for developing, documenting, and approving our information security control standards, guidelines, and procedures, in line with the policies and standards set forth by the Board and management committee. They are experienced and knowledgeable in both technology and cybersecurity and maintain industry recognized security certifications.

The business continuity program is overseen by the Business and Operations Committee of the Board and includes business impact analysis for developing effective plans and a disaster recovery plan to respond, recover, resume, and restore technology assets critical for us to operate. Our Enterprise Risk Management Committee is responsible for oversight of operational risk and oversees the implementation of the business continuity program as approved by the Board.

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

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

By law our stock is not publicly traded, and only our members (and former members with a withdrawal notice pending) may own our stock. The par value of our capital stock is $100 per share. As of February 29, 2024, we had 620 member and former member stockholders and approximately 47 million shares of capital stock outstanding, all of which were Class B Stock.

Generally, the Board of Directors has discretion to declare or not declare dividends and to determine the rate of any dividend declared. Our policy states that dividends for a quarter are declared and paid from retained earnings after the close of a calendar quarter and are based on average stock balances for the then closed quarter. The Board of Directors' decision to declare dividends is influenced by the financial condition, overall financial performance and retained earnings of the FHLB, and actual and anticipated developments in the overall economic and financial environment including interest rates and the mortgage and credit markets. The dividend rate is generally referenced as a spread to average short-term interest rates experienced during the quarter to help assess a competitive level for our stockholders. In 2023, 2022, and 2021 we declared quarterly cash dividends.

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

RECENT SALES OF UNREGISTERED SECURITIES

We provide Letters of Credit in the ordinary course of business to support members' obligations issued in support of unaffiliated, third-party offerings of notes, bonds or other securities. We provided $92 million, $11 million and $2 million of such credit support during 2023, 2022 and 2021. To the extent that these Letters of Credit are securities for purposes of the Securities Act of 1933, their issuance is exempt from registration pursuant to Section 3(a)(2) thereof.

Item 6.     [Reserved].

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

This discussion and analysis of the FHLB's financial condition and results of operations should be read in conjunction with the Financial Statements and related Notes to Financial Statements contained in this Form 10-K.

EXECUTIVE OVERVIEW

Recent Developments

Business Environment
During 2023, concerns about inflation, uncertainties regarding the U.S. government's debt ceiling, the health of the banking industry following significant deposit outflows experienced by several U.S. banks, and interest rate hikes by the Federal Reserve were dominant themes causing market stress and volatility. Throughout these challenges, we have continued to deliver on our dual mission of providing access to critical liquidity funding to member financial institutions and expanding support for affordable housing and community investment. Although some of the challenges experienced in 2023 have subsided, we continue to monitor the changing economic landscape and are committed to assisting members in meeting their funding needs.

We recognize that funding in addition to the required 10 percent statutory Affordable Housing Program (AHP) assessments is beneficial to support affordable housing and community investment needs. In 2023, we approved voluntary housing contributions of $15 million, more than five percent of our prior year income before assessments. For 2024, in addition to the 10 percent required AHP assessments, we plan to continue to commit approximately five percent of prior year income before assessments to voluntary housing contributions. For example, in January 2024, we continued our commitment to affordable housing with a voluntary contribution of $10.6 million to the Carol M. Peterson (CMP) Housing Fund.

The 2023 voluntary housing contributions that were in addition to the required AHP contributions were allocated as follows:
▪The CMP Housing Fund received contributions of nearly $7 million to provide grants to cover accessibility rehabilitation and emergency repairs for special needs and elderly homeowners within the Fifth District.
▪The Welcome Home Program was funded with over $7 million of voluntary contributions to assist homebuyers with down payments and closing costs.
▪The Disaster Reconstruction Program disbursed over $1 million for the replacement or repair of homes damaged or destroyed by natural disasters within the Fifth District.

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

Financial Condition

Mission Assets and Activities
Primary Mission Assets (i.e., principal balances of Advances and mortgage loans held for portfolio) and Supplemental Mission Activities (i.e., Letters of Credit, Mandatory Delivery Contracts and standby bond purchase agreements) are the principal business activities by which we fulfill our mission with direct connections to members and what we refer to as Mission Assets and Activities. We regularly monitor our level of Mission Assets and Activities. One measure we use to assess mission achievement is our Primary Mission Asset ratio, which measures the sum of average Advances and mortgage loans as a percentage of average Consolidated Obligations (adjusted for certain high-quality liquid assets, as permitted by regulation). In 2023, the Primary Mission Asset ratio averaged 76 percent, above the Finance Agency's preferred ratio of 70 percent. In assessing overall mission achievement, we also consider supplemental sources of Mission Assets and Activities, the most significant of which is Letters of Credit issued for the benefit of members.

The following table summarizes our Mission Assets and Activities.

	Year Ended December 31,
	Ending Balances		Average Balances
(In millions)	2023	2022	2023	2022
Primary Mission Assets (1):
Advances	$73,638	$67,428	$83,678	$52,367
Mortgage loans held for portfolio	6,960	7,006	6,917	7,263
Total Primary Mission Assets	$80,598	$74,434	$90,595	$59,630

Supplemental Mission Activities (2):
Letters of Credit (notional)	$47,098	$41,345	$43,775	$36,887
Mandatory Delivery Contracts (notional)	101	14	62	45
Standby bond purchase agreements (notional)	—	11	1	15
Total Supplemental Mission Activities	$47,199	$41,370	$43,838	$36,947
(1)Amounts represent principal balances.
(2)Amounts represent off-balance sheet commitments.

Advance principal balances increased $6.2 billion (nine percent) from year-end 2022. Additionally, average principal Advance balances for 2023 increased $31.3 billion (60 percent) compared to 2022. Advances increased substantially over the course of 2022 and have remained elevated in 2023 driven by depository members' demand for liquidity due to such factors as declining deposit balances, loan growth and the effects of higher interest rates. Average Advance balances were significantly higher as member demand increased in March 2023 in response to the turmoil in the banking industry and financial markets. Most of these Advances had matured or were prepaid by the end of 2023.

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

The MPP principal balance declined one percent from the year-end 2022 balance. During 2023, we purchased $0.6 billion of mortgage loans, while principal reductions were $0.6 billion. Principal purchases and reductions trended lower in 2023 due in large part to the elevated mortgage rate environment.

Letters of Credit increased $5.8 billion (14 percent) from year-end 2022. Letters of Credit balances are primarily used by members to secure public unit deposits. We normally earn fees on Letters of Credit based on the actual average amount of the Letters utilized, which generally is less than the notional amount issued.

Investments
The balance of investments at December 31, 2023 was $42.6 billion, an increase of $9.0 billion (27 percent) from year-end 2022. At December 31, 2023, investments included $19.2 billion of mortgage-backed securities (MBS) and $23.4 billion of other investments, which consisted primarily of short-term instruments and longer-term U.S. Treasury and GSE obligations held for liquidity. All of our MBS held at December 31, 2023 were issued and guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. The increase in investments was primarily driven by higher liquidity investments. We held more liquidity investments at the end of 2023 to support members' Advance demand, which was somewhat volatile. Liquidity investments can vary significantly on a daily basis during times of volatility in Advance balances. We maintained a robust amount of asset liquidity throughout 2023 across a variety of liquidity measures, as discussed in the "Liquidity Risk" section of "Quantitative and Qualitative Disclosures About Risk Management."

Investments averaged $45.0 billion in 2023, an increase of $6.3 billion (16 percent) compared to 2022's average, which was primarily driven by higher MBS. We target to hold MBS balances near the regulatory maximum of three times regulatory capital. As a result, we grew our MBS portfolio by purchasing over $4.6 billion of MBS in 2023.

Capital
The GAAP and regulatory capital-to-assets ratios at December 31, 2023 were 5.18 percent and 5.26 percent, respectively. Both ratios exceeded the regulatory required minimum of four percent. Regulatory capital includes mandatorily redeemable capital stock accounted for as a liability under GAAP. Both GAAP and regulatory capital decreased one percent from year-end 2022. Given the increased Advance demand in 2023, we issued $5.5 billion of capital stock primarily to support members' Advance borrowings. However, we repurchased a significant amount of excess capital stock throughout 2023 because the Advance demand was volatile and most of the Advances borrowed in response to the turmoil in the banking industry and financial markets had matured or were prepaid by the end of 2023. Retained earnings totaled $1.7 billion at December 31, 2023, an increase of 18 percent from year-end 2022 due to our strong earnings in 2023. We believe the amount of retained earnings is sufficient to protect against members' impairment risk of their capital stock investment in the FHLB and to provide the opportunity to stabilize or increase future dividends.

Results of Operations

Overall Results
The table below summarizes our results of operations.

	Year Ended December 31,
(Dollars in millions)	2023	2022	2021
Net income	$668	$252	$42
Affordable Housing Program assessments	74	29	5
Return on average equity (ROE)	9.63%	4.78%	1.08%
Return on average assets	0.49	0.25	0.07
Weighted average dividend rate	7.60	4.31	2.00
Dividend payout ratio (1)	61.5	57.1	126.8
Average overnight interest rates (2)	5.02	1.67	0.06
ROE spread to average overnight interest rates	4.61	3.11	1.02
Dividend rate spread to average overnight interest rates	2.58	2.64	1.94
(1)Dividend payout ratio is dividends declared in the period as a percentage of net income.
(2)Average overnight interest rates consist of the Secured Overnight Financing Rate (SOFR) and the Federal funds effective rate.

Net income increased $416 million in 2023. The increase in net income was primarily a result of higher interest rates and average Advance balances. In particular, during 2023, higher average interest rates increased the earnings generated from investing the FHLB's capital and contributed to improved spreads earned on mortgage loans held for portfolio. Average Advance balances were higher primarily from depository members' greater demand for liquidity and increased member demand in March 2023 given the turmoil in the banking industry and financial markets. Most of the Advances related to the March 2023 turmoil had matured or were prepaid by the end of 2023.

In 2023, we accrued $74 million for the AHP available to members. In addition to the required AHP assessment, we may elect to make voluntary contributions to our AHP or other community investment programs. For example, we approved voluntary housing contributions of $15 million in 2023.

We strive to provide a competitive return on members' capital investment in our company through quarterly dividend payments. In December 2023, we paid stockholders a quarterly dividend at a 9.00 percent annualized rate on their capital investment in our company, which was 3.67 percentage points above fourth quarter average overnight interest rates.

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

	Year 2023		Year 2022		Year 2021
	Ending	Average	Ending	Average	Ending	Average
Federal funds effective	5.33%	5.03%	4.33%	1.69%	0.07%	0.08%
SOFR	5.38	5.01	4.30	1.65	0.05	0.04
2-year U.S. Treasury	4.25	4.60	4.43	2.98	0.73	0.26
10-year U.S. Treasury	3.88	3.96	3.88	2.95	1.51	1.43
15-year mortgage current coupon (1)	4.62	5.11	4.71	3.60	1.41	1.21
30-year mortgage current coupon (1)	5.25	5.62	5.39	4.25	2.07	1.84

	Year 2023 by Quarter - Average
	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Federal funds effective	4.51%	4.99%	5.26%	5.33%
SOFR	4.49	4.97	5.23	5.32
2-year U.S. Treasury	4.36	4.28	4.93	4.81
10-year U.S. Treasury	3.65	3.60	4.14	4.43
15-year mortgage current coupon (1)	4.54	4.84	5.47	5.56
30-year mortgage current coupon (1)	5.17	5.32	5.92	6.07
(1)     Current coupon rate of Fannie Mae par MBS indications.

At December 31, 2023, the target overnight Federal funds rate was in the range of 5.25 to 5.50 percent, an increase from the range of 4.25 to 4.50 percent at December 31, 2022.

Average overnight rates were approximately 335 basis points higher in 2023 compared to 2022, while average mortgage rates increased approximately 140 basis points. The increase in short-term rates improved our earnings from capital, which increased by $230 million in 2023 compared to 2022. Additionally, the substantial increase in average rates in 2023 compared to 2022 benefited net income as it improved the spreads earned on our mortgage assets and Advances.

During 2023, as in 2022, the market risk exposure to changing interest rates was moderate and within policy limits. We believe that longer-term profitability will be competitive, unless interest rates were to further increase significantly for a sustained period of time.

Regulatory and Legislative Developments

General
The FHLBank System is subject to legislative and regulatory oversight. Legislative and regulatory actions applicable, directly or indirectly, to the FHLBank System have increased uncertainty regarding the business model and membership base under which the FHLBanks may operate in the future. This is due primarily to the uncertainty around potential actions related to the Finance Agency's review of the FHLBank System, future GSE reform, and the evolution of mortgage financing moving towards financial institutions currently not eligible for FHLBank membership. We cannot predict the ultimate outcome of the FHLBank System review, GSE reform and whether our membership base will be legislatively and regulatorily permitted to evolve in concert with the housing finance market. See Item 1A. Risk Factors for more discussion.

Finance Agency’s Review and Analysis of the FHLBank System
Commencing in the fall of 2022, and over a period of several months, the Finance Agency undertook a review and analysis of the FHLBank System, in part through a series of public listening sessions, regional roundtable discussions, and receipt of comments from stakeholders and the public. This review covered such areas as the FHLBanks’ mission and purpose in a changing marketplace; their organization, operational efficiency, and effectiveness; their role in promoting affordable, sustainable, equitable, and resilient housing and community investment; their role in addressing the unique needs of rural and financially vulnerable communities; member products, services, collateral requirements; and membership eligibility and requirements.

On November 7, 2023, the Finance Agency issued a written report titled “FHLBank System at 100 – Focusing on the Future,” presenting its review and analysis of the FHLBank System and the actions and recommendations that it plans to pursue in service of its vision for the future of the FHLBank System. The report focused on four broad themes: (1) the mission of the FHLBank System; (2) the FHLBank system as a stable and reliable source of liquidity; (3) housing and community development; and (4) FHLBank System operational efficiency, structure, and governance. The Finance Agency expects its initiative to continue as a multi-year, collaborative effort with the FHLBanks, their member institutions, and other stakeholders to address the recommended actions in the report and has stated that it can implement some of the recommendations from the report through ongoing supervision, guidance, or rulemaking, as well as through statutory changes by proposing specific requests for Congressional action.

Among other things, the Finance Agency has indicated that it plans to:
•Update and clarify its regulatory statement of the FHLBanks’ mission to explicitly incorporate its view of the core objectives of the FHLBanks’ mission, which are (1) providing stable and reliable liquidity to members, and (2) supporting housing and community development;
•Clarify the FHLBanks’ liquidity role and take steps that the Finance Agency believes will better position the FHLBanks to perform their liquidity function, including enhancing Finance Agency oversight of FHLBank credit risk evaluation of their members and establishing protocols for large depository members to borrow from the Federal Reserve discount window;
•Expand the FHLBanks’ housing and community development focus by requiring the establishment of mission-oriented collateral programs, re-evaluating the definition of long-term Advances, exploring revisions to the Community Support Requirements, and reviewing the AHP, Community Investment Programs, and Community Investment Cash Advance Programs to encourage greater use in a safe and sound manner. The Finance Agency will also recommend that Congress consider amending the FHLBank Act to at least double the statutory minimum required annual AHP contributions by the FHLBanks; and
•Review the FHLBanks’ operational efficiencies through encouraging collaboration among the FHLBanks, evaluating the size and structure of FHLBank boards, considering the structure of FHLBank districts and composition of their membership, and studying whether realignment or consolidation is necessary for the efficiency of the FHLBank System.

We are continuing to evaluate the report and are not able to predict what actions will ultimately result from the Finance Agency’s recommendations in the report, the timing of these actions, the extent of any changes, or the ultimate effect on our FHLB or the FHLBank System in the future. We plan to continue to engage with the Finance Agency and other stakeholders to ensure that the FHLBank System remains well positioned to serve our members and their communities.

Federal Reserve Bank Term Funding Program
On March 12, 2023, in response to prevailing concerns about the ability of banks to meet the needs of all their depositors, the Federal Reserve announced the implementation of a Bank Term Funding Program (BTFP), as an additional source of liquidity for eligible borrowers, including any U.S. federally insured depository institution or U.S. branch or agency of a foreign bank that is eligible for primary credit with the Federal Reserve. The BTFP offers up to one-year term loans to be secured by eligible collateral owned by eligible borrowers as of March 12, 2023. Such loans can be requested until March 11, 2024. The BTFP is subject to $25 billion in credit protection by the U.S. Department of Treasury. On January 24, 2024, the Federal Reserve announced that the BTFP will cease making new loans as scheduled on March 11, 2024.

Consumer Financial Protection Bureau (CFPB) Final Rule
On March 30, 2023, the CFPB issued a final rule requiring certain covered financial institutions to collect and report small business lending data. Small businesses are businesses with $5 million or less in gross annual revenue in the preceding fiscal year. We will be subject to data collection and reporting obligations if we have originated a minimum of 100 “covered credit transactions” to small businesses in each of the two preceding calendar years. The final rule implements phased-in compliance dates, beginning on October 1, 2024, based on the number of originations the covered financial institution makes to small businesses within a specified timeframe. We are assessing to what extent the obligations will be triggered for us and what operational changes will be necessary for compliance. While we are still analyzing the impact of the final rule, we do not believe these changes will have a material effect on our financial condition or results of operations. Under a federal court order in a related litigation, the CFPB has been enjoined from implementing and enforcing the final rule against covered financial institutions nationwide and all deadlines for compliance with the final rule have been stayed.

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

Office of the Comptroller of the Currency, Federal Reserve, and Federal Deposit Insurance Corporation Joint Proposed Rule to Revise Capital Requirements for Certain Large Banking Organizations
On September 18, 2023, the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve, and the Federal Deposit Insurance Corporation published a joint notice of proposed rulemaking that would substantially revise the regulatory capital requirements applicable to certain large banking organizations and banking organizations with significant trading activity (Covered Banks), generally consistent with changes to international capital standards issued by the Basel Committee on Banking Supervision, known as Basel III. The proposed rulemaking will amend the calculation of risk-based capital requirements in an attempt to better reflect the risks of these banking organizations' exposures, reduce the complexity of the framework, enhance the consistency of requirements across these banking organizations, and facilitate more effective supervisory and market assessments of capital adequacy. For certain collateralized transactions under existing capital requirements, debt securities issued by a GSE such as the FHLBanks are afforded a lower market price volatility haircut than higher risk non-GSE investment-grade securities. The proposed rules would increase the market price volatility haircuts applicable to debt securities of the GSEs (including the FHLBanks) by applying to these debt securities the same haircuts as non-GSE investment-grade securities. We continue to evaluate the potential impact of the proposed rulemaking on our financial condition and results of operation. The proposed change to market price volatility haircuts applicable to our debt securities may harm liquidity for our debt securities in the market, impact general demand for our debt securities, and increase our cost of funding due to potential higher interest rates as a result of the foregoing. The proposal was open for public comment through January 16, 2024, and the FHLBank System submitted a comment letter.

SEC Final Rule on the Enhancement and Standardization of Climate-Related Disclosures for Investors
On March 6, 2024, the SEC adopted a final rule that will require registrants to disclose certain climate-related information in annual reports. The final rule requires disclosure of, among things: material climate-related risks; activities to mitigate or adapt to such risks; information about a registrant’s board of directors’ oversight of climate-related risks and management’s role in managing such risks; and information on any climate-related targets or goals that are material to the registrant’s business, results of operations, or financial condition. We will be subject to the requirements of the rule applicable to us for our annual report for fiscal year 2027. We continue to review the final rule and its impact on our financial condition and results of operations.

ANALYSIS OF FINANCIAL CONDITION

Credit Services

Credit Activity and Advance Composition
The tables below show trends in Advance balances by major programs and in the notional amount of Letters of Credit.

(Dollars in millions)	December 31, 2023		December 31, 2022
	Balance	Percent(1)	Balance	Percent(1)
Adjustable/Variable Rate-Indexed:
London InterBank Offered Rate (LIBOR)	$—	—%	$3,012	4%
SOFR	30,306	41	10,170	15
Other	1,217	2	2,785	4
Total	31,523	43	15,967	23
Fixed-Rate:
REPO	7,232	10	26,436	39
Regular Fixed-Rate	30,805	42	19,505	29
Putable (2)	565	1	1,020	2
Amortizing/Mortgage Matched	1,210	1	1,358	2
Other	2,303	3	3,142	5
Total	42,115	57	51,461	77
Total Advances Principal	$73,638	100%	$67,428	100%

Letters of Credit (notional) (3)	$47,098		$41,345

(1)As a percentage of total Advances principal.
(2)Excludes Putable Advances where the related put options have expired or where the Advance is indexed to a variable-rate. These Advances are classified based on their current terms.
(3)Represents the amount of an off-balance sheet commitment.

Advance principal balances at December 31, 2023 increased nine percent compared to year-end 2022. The increase in Advances resulted primarily from depository members' greater demand for liquidity due to such factors as declining deposit balances, member loan growth and the effects of higher interest rates. The future levels of Advance balances are difficult to predict and depend on many factors, including but not limited to, changes in the level of liquidity in the financial markets, changes in our members' deposit levels compared to loan growth and whether an economic downturn occurs.

Letters of Credit are issued on behalf of members to support certain obligations of members (or members' customers) to third-party beneficiaries. Letters of Credit increased $5.8 billion (14 percent) in 2023 as members continue to use them primarily to secure higher levels of public unit deposits. Letters of Credit usually expire without being drawn upon.

The following table shows Advance usage of members by charter type.

(Dollars in millions)	December 31, 2023		December 31, 2022
	Principal Amount of Advances	Percent of Total Principal Amount of Advances	Principal Amount of Advances	Percent of Total Principal Amount of Advances
Commercial Banks	$49,885	68%	$44,334	66%
Savings Institutions	8,022	11	7,637	11
Credit Unions	3,302	4	3,933	6
Insurance Companies	12,420	17	11,501	17
Total member Advances	73,629	100	67,405	100
Former member borrowings	9	—	23	—
Total principal amount of Advances	$73,638	100%	$67,428	100%

The following tables present principal balances for the five members with the largest Advance borrowings.

(Dollars in millions)
December 31, 2023			December 31, 2022
Name	Principal Amount of Advances	Percent of Total Principal Amount of Advances	Name	Principal Amount of Advances	Percent of Total Principal Amount of Advances
JPMorgan Chase Bank, N.A.	$14,000	19%	U.S. Bank, N.A.	$19,000	28%
U.S. Bank, N.A.	10,000	14	Keybank, N.A.	11,344	17
Keybank, N.A.	9,836	13	Third Federal Savings and Loan Association	4,826	7
Third Federal Savings and Loan Association	5,008	7	Fifth Third Bank	4,301	6
Fifth Third Bank	4,001	5	Nationwide Life Insurance Company	3,136	5
Total of Top 5	$42,845	58%	Total of Top 5	$42,607	63%

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

The table below shows principal purchases and reductions of loans in the MPP for each of the last two years. All loans acquired in 2023 and 2022 were conventional loans.

(In millions)	2023	2022
Balance, beginning of year	$7,006	$7,402
Principal purchases	568	714
Principal reductions	(614)	(1,110)
Balance, end of year	$6,960	$7,006

We closely track the refinancing incentives of our mortgage assets (including loans in the MPP and MBS) because the option for homeowners to change their principal payments normally represents the largest portion of our market risk exposure and can affect MPP balances. MPP principal paydowns decreased in 2023 to a five percent annual constant prepayment rate, compared to the 11 percent rate during 2022, driven by the elevated mortgage rate environment that has persisted over the last several quarters. Likewise, elevated mortgage rates and low housing inventories have substantially eliminated borrower incentive to refinance and have slowed mortgage purchase originations, which in turn contributed to the slow pace of our purchases of new MPP loans in 2023.

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

(Dollars in millions)	December 31, 2023			December 31, 2022
	Principal	% of Total		Principal	% of Total
Union Savings Bank	$1,513	22%	Union Savings Bank	$1,651	24%
FirstBank	725	10	FirstBank	730	10
Guardian Savings Bank FSB	405	6	Guardian Savings Bank FSB	438	6
The Huntington National Bank	404	6	All others	4,187	60
All others	3,913	56	Total	$7,006	100%
Total	$6,960	100%

Housing and Community Investment

Our Housing and Community Investment programs include the AHP and various housing and community economic development-related Advance and grant programs. The AHP, which is required by the FHLBank Act, includes funding with an accrual equal to 10 percent of our previous year's net earnings. Since 2003, we have also offered a number of voluntary programs and additional voluntary contributions to the AHP, both in excess of the 10 percent set aside.

In 2023, we accrued $74 million of earnings for the AHP pool of funds. The AHP consists of a Competitive Program and a homeownership program called Welcome Home, which assists homebuyers with down payments and closing costs. In 2023, the Board also made a separate voluntary contribution of $7 million to the Welcome Home Program.

Including funds available in 2023 from previous and future years, we had $36.4 million available for the Competitive Program in 2023, which we awarded to 67 projects through a single competitive offering. In addition, we disbursed $16.3 million to 185 members on behalf of 1,662 homebuyers through the Welcome Home Program, which assists homebuyers with down payments and closing costs.

Additionally, in 2023, we disbursed $6.4 million through the CMP Housing Fund, which helped 529 homeowners, and disbursed $1.3 million through the Disaster Reconstruction Program. Both are voluntary programs beyond the 10 percent of earnings that we are required by law to set aside for the AHP. The CMP Housing Fund provides grants to fund accessibility rehabilitation and emergency repairs for low-income homeowners who have special needs or are over age 60. The Disaster Reconstruction Program helps very low- to moderate-income families whose homes were impacted by fires, tornadoes, flooding, landslides or other state or federally declared natural disasters in the Fifth District.

Our activities to support affordable housing and economic development also include offering Advances and loans through the AHP, Community Investment Program, Economic Development Program and Zero Interest Rate Fund with below-market interest rates and, in some cases, rates as low as zero percent. At the end of 2023, Advance balances under these programs totaled $242 million.

In 2023, approximately 36 percent of members applied for funding under our Housing and Community Investment programs.

For 2024, the Board has committed to a minimum of $37 million, or approximately five percent of prior year income before assessments, in voluntary housing contributions to support its Housing and Community Investment programs. In January 2024, our Board approved a $10.6 million contribution to the CMP Housing Fund. Additional contributions will be announced over the course of 2024.

Investments

The table below presents the ending and average balances of our investment portfolio.

(In millions)	2023		2022
	Ending Balance	Average Balance	Ending Balance	Average Balance
Liquidity investments	$23,418	$26,346	$17,028	$24,608
MBS	19,223	18,106	16,577	13,678
Other investments (1)	—	532	—	444
Total investments	$42,641	$44,984	$33,605	$38,730
(1)The average balance includes the rights or obligations to cash collateral, which are included in the fair value of derivative assets or derivative liabilities on the Statements of Condition at period end.

Liquidity investments are either short-term (primarily overnight), or longer-term investments that may be pledged or sold and converted to cash. It is normal for liquidity investments to vary by up to several billion dollars on a daily basis. Liquidity investment levels can vary significantly based on changes in the amount of actual Advances, anticipated demand for Advances, regulatory liquidity requirements, the availability of acceptable net spreads, and the number of eligible counterparties that meet our unsecured credit risk criteria. The 2023 ending and average balances of liquidity investments increased compared to 2022's balances primarily because of the increased level and volatility of Advance demand.

Our overarching strategy for balances of MBS is to keep holdings as close as possible to the regulatory maximum. Finance Agency regulations prohibit us from purchasing MBS if our investment in these securities exceeds three times regulatory capital on the day we intend to purchase the securities. The ratio of MBS to regulatory capital was 2.98 at December 31, 2023. The balance of MBS at December 31, 2023 consisted of $18.1 billion of securities issued by Fannie Mae or Freddie Mac (of which $12.7 billion were floating-rate securities), and $1.1 billion of securities issued by Ginnie Mae (which are primarily fixed rate).
The table below shows principal purchases and paydowns of our MBS for each of the last two years.

(In millions)	MBS Principal
	2023	2022
Balance, beginning of year	$16,798	$10,795
Principal purchases	4,597	7,726
Principal paydowns	(1,986)	(1,723)
Balance, end of year	$19,409	$16,798

As mortgage rates remained elevated in 2023, MBS principal paydowns decreased to a 10 percent annual constant prepayment rate from the 12 percent rate experienced in all of 2022.

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

The table below presents the ending and average balances of our Consolidated Obligations.

(In millions)	2023		2022
	Ending Balance	Average Balance	Ending Balance	Average Balance
Discount Notes:
Unswapped	$9,644	$24,796	$19,825	$24,931
Swapped	14,194	18,678	21,183	21,692
Total par Discount Notes	23,838	43,474	41,008	46,623
Other items (1)	(147)	(424)	(317)	(173)
Total Discount Notes	23,691	43,050	40,691	46,450
Bonds:
Unswapped fixed-rate	10,929	12,149	13,280	14,078
Unswapped adjustable-rate	57,886	54,974	39,621	22,834
Swapped fixed-rate	22,757	16,506	6,842	7,062
Total par Bonds	91,572	83,629	59,743	43,974
Other items (1)	184	60	(75)	(34)
Total Bonds	91,756	83,689	59,668	43,940
Total Consolidated Obligations (2)	$115,447	$126,739	$100,359	$90,390
(1)Includes unamortized premiums/discounts, fair value option valuation adjustments, hedging and other basis adjustments.
(2)The 11 FHLBanks have joint and several liability for the par amount of all of the Consolidated Obligations issued on their behalves. The par amount of the outstanding Consolidated Obligations for all of the FHLBanks was (in millions) $1,204,316 and $1,181,743 at December 31, 2023 and 2022, respectively.

The ending balance of Discount Notes at December 31, 2023 decreased because most of the short-term Advances borrowed in March 2023 in response to the turmoil in the banking industry and financial markets had matured or were prepaid.

During 2023, the composition of Consolidated Obligations shifted to unswapped adjustable-rate Bonds and swapped fixed-rate Bonds as members began borrowing more longer-term, floating rate Advances and the market environment generally favored swapped debt. We swap term Discount Notes and fixed-rate Bonds to adjustable-rates in order to effectively match the underlying rate reset periods to the assets the Discount Notes and Bonds are funding.

Deposits

Total deposits with us are normally a relatively minor source of funding. All deposits with us are uninsured. Total interest-bearing deposits at December 31, 2023 were $1.1 billion, an increase of $0.1 billion compared to the balance at year-end 2022.

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

	Year Ended December 31,
(In millions)	2023		2022
	Period End	Average	Period End	Average
GAAP and Regulatory Capital
GAAP Capital Stock	$4,846	$5,397	$5,151	$3,961
Mandatorily Redeemable Capital Stock	17	34	17	115
Regulatory Capital Stock	4,863	5,431	5,168	4,076
Retained Earnings	1,658	1,586	1,401	1,339
Regulatory Capital	$6,521	$7,017	$6,569	$5,415

	2023		2022
	Period End	Average	Period End	Average
GAAP and Regulatory Capital-to-Assets Ratio
GAAP	5.18%	5.07%	5.99%	5.33%
Regulatory (1)	5.26	5.14	6.05	5.47
(1)    At all times, the FHLB must maintain at least a four percent minimum regulatory capital-to-assets ratio.

The following table presents the sources of change in regulatory capital stock balances in 2023 and 2022

(In millions)	2023	2022
Regulatory stock balance at beginning of year	$5,168	$2,511
Stock purchases:
Membership stock	12	1
Activity stock	5,464	5,533
Stock repurchases/redemptions:
Redemption of member excess	(570)	(2,650)
Repurchase of member excess	(5,207)	(208)
Withdrawals	(4)	(19)
Regulatory stock balance at the end of the year	$4,863	$5,168

Our business model is structured to be able to absorb sharp changes in assets because we can execute commensurate changes in liability and capital stock balances. For example, in 2023, we issued $5.5 billion of capital stock to members primarily in support of Advance borrowings, while repurchasing $5.2 billion of excess capital stock no longer supporting Mission Assets and Activities.

Excess capital stock is the amount of stock held by a member (or former member) in excess of that institution's minimum stock ownership requirement. Excess capital stock provides a base of capital to manage financial leverage at prudent levels, augments loss protections for bondholders, and may be used by a member to capitalize additional Mission Assets and Activities, before purchasing activity stock. At December 31, 2023, the amount of excess stock, as defined by our Capital Plan, was $0.6 billion, a decrease of $0.6 billion compared to the balance at year-end 2022 due to the repurchase of excess stock noted above.

See the "Capital Adequacy" section in “Quantitative and Qualitative Disclosures About Risk Management” for discussion of our retained earnings.

Membership and Stockholders

In 2023, we added two new member stockholders and lost nine member stockholders, ending the year at 609 member stockholders. Of the nine members lost, seven merged with other Fifth District members, one merged out of district, and one withdrew from membership.

In 2023, there were no material changes in the allocation of membership by state, charter type, or asset size. At the end of 2023, the composition of membership by state was Ohio with 298, Kentucky with 156, and Tennessee with 155.

The following table provides the number of member stockholders by charter type.

	December 31,
	2023	2022
Commercial Banks	329	335
Savings Institutions	73	75
Credit Unions	146	144
Insurance Companies	54	55
Community Development Financial Institutions	7	7
Total	609	616

The following table provides the ownership of capital stock by charter type.

(In millions)	December 31,
	2023	2022
Commercial Banks	$3,247	$3,542
Savings Institutions	522	518
Credit Unions	280	305
Insurance Companies	796	785
Community Development Financial Institutions	1	1
Total GAAP Capital Stock	4,846	5,151
Mandatorily Redeemable Capital Stock	17	17
Total Regulatory Capital Stock	$4,863	$5,168

Credit union members hold relatively less stock than their membership proportion because they tend to be smaller than the average member and borrow less. Insurance company members hold relatively more stock than their membership proportion because they tend to be larger than the average member and borrow more.

The following table provides a summary of member stockholders by asset size.

	December 31,
Member Asset Size (1)	2023	2022
Up to $100 million	111	111
> $100 up to $500 million	288	301
> $500 million up to $1 billion	82	75
> $1 billion	128	129
Total Member Stockholders	609	616
(1)    The December 31 membership composition reflects members' assets as of the most-recently available figures for total assets.

Most members are smaller community financial institutions, with 66 percent having assets up to $500 million. Having larger members is important to help achieve our mission objectives, including providing valuable products and services to all members.

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

The following tables provide information for the years ended December 31, 2023, 2022 and 2021 and a comparison of the results between 2023 and 2022. For a comparison of the results between 2022 and 2021, see Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2022 Annual Report on Form 10-K.

Components of Earnings and Return on Equity

The following table is a summary income statement for the last three years. Each ROE percentage is computed by dividing income or expense for the category by the average amount of stockholders' equity for the period.

(Dollars in millions)	2023		2022		2021
	Amount	ROE (1)	Amount	ROE (1)	Amount	ROE (1)
Net interest income	$864	12.47%	$487	9.25%	$277	7.12%
Non-interest income (loss):
Net gains (losses) on trading securities	16	0.23	(337)	(6.39)	(257)	(6.63)
Net gains (losses) on derivatives	(2)	(0.03)	131	2.48	82	2.12
Net gains (losses) on financial instruments held under fair value option	(40)	(0.57)	75	1.42	10	0.26
Other non-interest income, net	30	0.43	28	0.53	27	0.69
Total non-interest income (loss)	4	0.06	(103)	(1.96)	(138)	(3.56)
Total income	868	12.53	384	7.29	139	3.56
Non-interest expense	126	1.82	103	1.97	92	2.36
Affordable Housing Program assessments	74	1.08	29	0.54	5	0.12
Net income	$668	9.63%	$252	4.78%	$42	1.08%
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
▪Earnings from funding assets with capital (or earnings from capital). Because of our relatively low net interest rate spread compared to other financial institutions, we have historically derived a substantial portion of net interest income from deploying interest-free capital in interest-earning assets. We deploy much of the capital in short-term and adjustable-rate assets in order to help ensure that ROE moves in the same direction as short-term interest rates and to help control market risk exposure.

The following table shows selected components of net interest income. Reasons for the variance in net interest income between the 2023 and 2022 periods are discussed below.

(Dollars in millions)	2023		2022		2021
	Amount	% of Earning Assets	Amount	% of Earning Assets	Amount	% of Earning Assets
Components of net interest rate spread:
Net (amortization)/accretion (1) (2)	$(24)	(0.02)%	$(31)	(0.03)%	$(87)	(0.15)%
Prepayment fees on Advances, net (2)	3	—	3	—	13	0.02
Other components of net interest rate spread	533	0.40	393	0.40	324	0.54
Total net interest rate spread	512	0.38	365	0.37	250	0.41
Earnings from funding assets with interest-free capital	352	0.26	122	0.13	27	0.05
Total net interest income/net interest margin (3)	$864	0.64%	$487	0.50%	$277	0.46%
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

Net Amortization/Accretion (generally referred to as amortization): Net amortization can become substantial and volatile with changes in interest rates. When mortgage rates decrease, premium amortization of mortgage assets generally increases, which reduces net interest income. However, in 2023, mortgage rates remained elevated, keeping mortgage refinance activity along with net amortization low.

Prepayment Fees on Advances: Fees for members' early repayment of certain Advances, which are included in net interest income, are designed to make us economically indifferent to whether members hold Advances to maturity or repay them before maturity. Advance prepayment fees were minimal in 2023 and 2022.

Other Components of Net Interest Rate Spread: The total other components of net interest rate spread increased $140 million in 2023 compared to 2022. The net increase was primarily due to the factors below.

2023 Versus 2022
▪Higher average Advance balances-Favorable: The $31.1 billion increase in the average balance of Advances improved net interest income by an estimated $124 million.
▪Higher spreads earned on mortgage loans held for portfolio-Favorable: Higher spreads on mortgage loans held for portfolio increased net interest income by an estimated $67 million. Spreads improved primarily because of the rise in interest rates.
▪Higher spreads earned on MBS-Favorable: Higher spreads earned on MBS increased net interest income by an estimated $28 million. The higher spreads were driven by widening market spreads, which benefited new MBS purchases.
▪Higher spreads earned on Advances-Favorable: Net interest income earned on Advances increased by an estimated $26 million primarily driven by a shift in the composition of Advance balances from overnight to longer-term, floating rate, Advance products.
▪Higher average MBS balances-Favorable: Increases of $4.4 billion in average MBS improved net interest income by an estimated $17 million.
▪Lower spreads earned on liquidity investments-Unfavorable: Lower spreads earned on liquidity investments decreased net interest income by an estimated $115 million. However, the decrease in net interest income was partially offset by a decline in the net interest settlements paid on related derivatives not receiving hedge accounting, as discussed below.
▪Lower net unrealized gains on designated fair value hedges-Unfavorable: Net unrealized gains on hedged items and derivatives in qualifying fair value hedge relationships were lower by $8 million.

Earnings from Capital: Earnings from capital increased $230 million in 2023 compared to 2022 because of the higher average short-term interest rates and higher average capital balances.

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

(Dollars in millions)	2023			2022			2021
	Average Balance	Interest	Average Rate (1)	Average Balance	Interest	Average Rate (1)	Average Balance	Interest	Average Rate (1)
Assets:
Advances (2)	$83,237	$4,450	5.35%	$52,167	$1,211	2.32%	$23,943	$147	0.62%
Mortgage loans held for portfolio (3)	7,067	214	3.02	7,431	204	2.75	8,130	169	2.07
Securities purchased under agreements to resell	2,898	147	5.08	2,354	49	2.09	545	1	0.07
Federal funds sold	12,193	627	5.14	11,183	204	1.82	6,891	5	0.08
Interest-bearing deposits in banks (4)	2,414	121	5.00	1,298	25	1.94	736	1	0.09
MBS (5)	18,160	923	5.08	13,702	288	2.11	9,182	107	1.17
Other investments (5)	9,369	475	5.07	10,209	238	2.33	10,733	205	1.91
Loans to other FHLBanks	22	1	4.93	25	1	2.77	—	—	—
Total interest-earning assets	135,360	6,958	5.14	98,369	2,220	2.26	60,160	635	1.05
Other assets	1,226			578			526
Total assets	$136,586			$98,947			$60,686
Liabilities and Capital:
Term deposits	$91	4	4.31	$77	1	1.03	$79	—	0.23
Other interest-bearing deposits (4)	1,100	50	4.57	1,329	16	1.21	1,434	—	0.02
Discount Notes	43,050	2,105	4.89	46,450	775	1.67	26,088	14	0.05
Unswapped fixed-rate Bonds	12,162	271	2.23	14,087	282	2.00	18,857	327	1.74
Unswapped adjustable-rate Bonds	54,973	2,847	5.18	22,833	539	2.36	6,710	5	0.07
Swapped Bonds	16,554	814	4.92	7,020	114	1.62	2,744	12	0.42
Mandatorily redeemable capital stock	34	3	8.31	115	6	4.77	19	—	2.01
Total interest-bearing liabilities	127,964	6,094	4.76	91,911	1,733	1.89	55,931	358	0.64
Other liabilities	1,691			1,765			869
Total capital	6,931			5,271			3,886
Total liabilities and capital	$136,586			$98,947			$60,686

Net interest rate spread			0.38%			0.37%			0.41%
Net interest income and net interest margin (6)		$864	0.64%		$487	0.50%		$277	0.46%
Average interest-earning assets to interest-bearing liabilities			105.78%			107.03%			107.56%

(1)Amounts used to calculate average rates are based on dollars in thousands. Accordingly, recalculations based upon the disclosed amounts in millions may not produce the same results.
(2)Interest on Advances includes prepayment fees of (in millions) $3, $3, and $13 for the years ended December 31, 2023, 2022, and 2021, respectively.
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

Rates and corresponding levels of interest income and expense on all of our interest-bearing assets and liabilities increased in 2023 compared to 2022, as these assets and liabilities have repriced to the higher interest rates.

Volume/Rate Analysis
Changes in both average balances (volume) and interest rates influence changes in net interest income, as shown in the following table.

(In millions)	2023 over 2022			2022 over 2021
	Volume (1)(3)	Rate (2)(3)	Total	Volume (1)(3)	Rate (2)(3)	Total
Increase (decrease) in interest income
Advances	$1,016	$2,223	$3,239	$317	$747	$1,064
Mortgage loans held for portfolio	(10)	20	10	(16)	51	35
Securities purchased under agreements to resell	13	85	98	5	43	48
Federal funds sold	20	403	423	5	194	199
Interest-bearing deposits in banks	34	62	96	1	23	24
MBS	119	516	635	69	112	181
Other investments	(21)	258	237	(10)	43	33
Loans to other FHLBanks	—	—	—	1	—	1
Total	1,171	3,567	4,738	372	1,213	1,585
Increase (decrease) in interest expense
Term deposits	—	3	3	—	1	1
Other interest-bearing deposits	(3)	37	34	—	16	16
Discount Notes	(60)	1,390	1,330	18	743	761
Unswapped fixed-rate Bonds	(41)	30	(11)	(90)	45	(45)
Unswapped adjustable-rate Bonds	1,249	1,059	2,308	37	497	534
Swapped Bonds	280	420	700	36	66	102
Mandatorily redeemable capital stock	(5)	2	(3)	4	2	6
Total	1,420	2,941	4,361	5	1,370	1,375
Increase (decrease) in net interest income	$(249)	$626	$377	$367	$(157)	$210
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

(In millions)	2023	2022	2021
Advances:
Amortization of hedging activities in net interest income	$—	$—	$(1)
Gains (losses) on designated fair value hedges	—	17	1
Net interest settlements included in net interest income	344	12	(110)
Price alignment amount (1)	(23)	(6)	—
Investment securities:
Amortization of hedging activities in net interest income	(2)	(1)	—
Gains (losses) on designated fair value hedges	8	(1)	—
Net interest settlements included in net interest income	351	39	(20)
Price alignment amount (1)	(53)	(14)	—
Mortgage loans:
Amortization of derivative fair value adjustments in net interest income	(1)	(2)	(12)
Consolidated Obligation Bonds:
Net interest settlements included in net interest income	(33)	(4)	1
Increase (decrease) to net interest income	$591	$40	$(141)
(1) This amount is for derivatives for which variation margin is characterized as a daily settled contract.

We primarily use derivatives to more closely match actual cash flows between assets and liabilities by synthetically converting the fixed interest rates on certain Advances, investments and Consolidated Obligations to adjustable rates tied to an eligible benchmark rate (e.g., the Federal funds effective rate or SOFR). The sharp increases in short-term interest rates primarily benefited net interest income in 2023 as the conversion of certain Advances' and investments' fixed interest rates to adjustable-coupon rates resulted in a significant amount of net interest settlements being received. The fluctuation in net interest income from the use of derivatives was acceptable because it enabled us to lower market risk exposure.

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

	2023
(In millions)	Advances	Investment Securities	Mortgage Loans	Bonds	Discount Notes	Balance Sheet	Other	Total
Net effect of derivatives and hedging activities
Gains (losses) on derivatives not receiving hedge accounting	$(2)	$(34)	$(6)	$35	$14	$—	$—	$7
Net interest settlements on derivatives not receiving hedge accounting	2	51	—	(32)	(24)	—	—	(3)
Price alignment amount (2)	—	—	—	—	—	—	(6)	(6)
Net gains (losses) on derivatives	—	17	(6)	3	(10)	—	(6)	(2)
Gains (losses) on trading securities (3)	—	16	—	—	—	—	—	16
Gains (losses) on financial instruments held under fair value option (4)	4	—	—	(32)	(12)	—	—	(40)
Total net effect on non-interest income	$4	$33	$(6)	$(29)	$(22)	$—	$(6)	$(26)

	2022
(In millions)	Advances	Investment Securities	Mortgage Loans	Bonds	Discount Notes	Balance Sheet (1)	Other	Total
Net effect of derivatives and hedging activities
Gains (losses) on derivatives not receiving hedge accounting	$(1)	$291	$(9)	$(57)	$(12)	$10	$—	$222
Net interest settlements on derivatives not receiving hedge accounting	—	(42)	—	(14)	(34)	—	—	(90)
Price alignment amount (2)	—	—	—	—	—	—	(1)	(1)
Net gains (losses) on derivatives	(1)	249	(9)	(71)	(46)	10	(1)	131
Gains (losses) on trading securities (3)	—	(337)	—	—	—	—	—	(337)
Gains (losses) on financial instruments held under fair value option (4)	1	—	—	69	5	—	—	75
Total net effect on non-interest income	$—	$(88)	$(9)	$(2)	$(41)	$10	$(1)	$(131)

	2021
(In millions)	Advances	Investment Securities	Mortgage Loans	Bonds	Discount Notes	Balance Sheet (1)	Other	Total
Net effect of derivatives and hedging activities
Gains (losses) on derivatives not receiving hedge accounting	$1	$252	$3	$(9)	$(1)	$—	$—	$246
Net interest settlements on derivatives not receiving hedge accounting	—	(172)	—	8	—	—	—	(164)
Price alignment amount (2)	—	—	—	—	—	—	—	—
Net gains (losses) on derivatives	1	80	3	(1)	(1)	—	—	82
Gains (losses) on trading securities (3)	—	(257)	—	—	—	—	—	(257)
Gains (losses) on financial instruments held under fair value option (4)	(1)	—	—	10	1	—	—	10
Total net effect on non-interest income	$—	$(177)	$3	$9	$—	$—	$—	$(165)
(1)For the years ended December 31, 2022 and 2021, "Balance Sheet" included swaptions, which were not designated as hedging a specific financial instrument.
(2)This amount is for derivatives for which variation margin is characterized as a daily settled contract.
(3)Includes only those gains (losses) on trading securities that have an assigned economic derivative; therefore, this line item may not agree to the Statements of Income.
(4)Includes only those gains or losses on financial instruments held at fair value that have an economic derivative "assigned."

The effect of derivatives and hedging activities on non-interest income in 2023 improved primarily because of the increase in short-term rates, which resulted in net interest settlements being received on derivatives related to investments where the fixed interest rates were converted to adjustable-coupon rates. Some of this benefit was offset as the increase in short-term rates also resulted in a higher amount of net interest settlements being paid on derivatives related to Bonds. Additionally, a portion of the improvement in the effect of derivatives and hedging activities on earnings was driven by a net favorable impact from changes in market values on certain derivatives and related financial instruments carried at fair value. Because we intend to hold these derivatives and the related financial instruments to maturity, any unrealized gains or losses are expected to reverse in future periods. As noted above, the fluctuation in earnings from the use of derivatives was acceptable because it enabled us to lower market risk exposure.

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

Non-Interest Expense

The following table presents non-interest expense for each of the last three years.

(In millions)	2023	2022	2021
Non-interest expense
Compensation and benefits	$54	$51	$48
Other operating expense	33	25	23
Finance Agency	11	8	7
Office of Finance	6	6	5
Voluntary housing contributions	15	5	2
Other	7	8	7
Total non-interest expense	$126	$103	$92

Our business is designed to support significant changes in asset levels without having to undergo material changes in staffing, operations, risk practices, or general resource needs. Total non-interest expense increased in 2023 primarily as a result of making voluntary housing contributions of $15 million to address affordable housing needs and community investment in the Fifth District. These voluntary housing contributions are in addition to the 10 percent of earnings that are required to be set aside for the AHP.

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

(Dollars in millions)	Traditional Member Finance	MPP	Total
2023
Net interest income (loss)	$730	$134	$864
Net income (loss)	$564	$104	$668
Average assets	$128,019	$8,567	$136,586
Assumed average capital allocation	$6,495	$436	$6,931
Return on average assets (1)	0.44%	1.21%	0.49%
Return on average equity (1)	8.69%	23.74%	9.63%

2022
Net interest income (loss)	$421	$66	$487
Net income (loss)	$202	$50	$252
Average assets	$89,202	$9,745	$98,947
Assumed average capital allocation	$4,747	$524	$5,271
Return on average assets (1)	0.23%	0.51%	0.25%
Return on average equity (1)	4.26%	9.46%	4.78%

2021
Net interest income (loss)	$318	$(41)	$277
Net income (loss)	$85	$(43)	$42
Average assets	$49,258	$11,428	$60,686
Assumed average capital allocation	$3,154	$732	$3,886
Return on average assets (1)	0.17%	(0.38)%	0.07%
Return on average equity (1)	2.70%	(5.92)%	1.08%
(1)Amounts used to calculate returns are based on numbers in thousands. Accordingly, recalculations based upon the disclosed amounts in millions may not produce the same results.

Traditional Member Finance Segment
Net income improved in 2023 compared to 2022 largely because of higher net interest income. The increase in net interest income was driven by higher interest rates, which benefited this segment as it resulted in higher earnings from capital. Additionally, net interest income improved because of higher average balances and spreads on Advances and MBS. However, the increase in net interest income was partially offset by lower spreads earned on liquidity investments. The increase in net income in 2023 compared to 2022 was also driven by favorable net market value changes on interest rate swaps and related financial instruments carried at fair value.

MPP Segment
Earnings from the MPP segment improved in 2023 compared to 2022 because of higher net interest income, which resulted primarily from the increase in interest rates. Higher average interest rates improved the spreads earned on MPP and increased the earnings generated from capital. Additionally, higher mortgage rates resulted in a lower volume of mortgage refinance activity, which reduced premium amortization. The increase in net income in 2023 compared to 2022 was partially offset by net unrealized losses on derivatives related to the MPP segment.

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

The primary challenges in managing market risk exposure arise from 1) the tradeoff between earning a competitive return and correlating profitability with short-term interest rates and 2) the market risk exposure of owning fixed-rate mortgage assets. Mortgage assets grant homeowners prepayment options that could adversely affect our financial performance when interest rates increase or decrease. We mitigate the market risk of mortgage assets primarily by funding them principally with a portfolio of long-term fixed-rate callable and non-callable Bonds. We may also hedge a portion of our MBS by using interest rate swaps to effectively convert the fixed rate investments to adjustable-rate investments. Secondarily, we use swaption derivative transactions to a limited extent to mitigate the market risk of mortgage loans. The Bonds and use of derivatives can provide expected cash flows that are similar to the cash flows expected from mortgage assets under a wide range of interest rate and prepayment environments. Because it is normally cost-prohibitive to completely mitigate mortgage prepayment risk, a residual amount of market risk remains after funding and hedging activities.

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

Market Value of Equity

(Dollars in millions)	Down 300	Down 200	Down 100	Flat Rates	Up 100	Up 200	Up 300
Average Results
2023 Full Year
Market Value of Equity	$6,919	$6,788	$6,688	$6,579	$6,461	$6,347	$6,241
% Change from Flat Case	5.2%	3.2%	1.7%	—	(1.8)%	(3.5)%	(5.1)%
2022 Full Year
Market Value of Equity	$5,643	$5,498	$5,408	$5,317	$5,207	$5,101	$5,012
% Change from Flat Case	6.1%	3.4%	1.7%	—	(2.1)%	(4.1)%	(5.7)%
Month-End Results
December 31, 2023
Market Value of Equity	$6,241	$6,170	$6,084	$5,968	$5,845	$5,718	$5,595
% Change from Flat Case	4.6%	3.4%	1.9%	—	(2.1)%	(4.2)%	(6.2)%
December 31, 2022
Market Value of Equity	$6,517	$6,402	$6,283	$6,160	$6,042	$5,937	$5,844
% Change from Flat Case	5.8%	3.9%	2.0%	—	(1.9)%	(3.6)%	(5.1)%
Duration of Equity

(In years)	Down 300	Down 200	Down 100	Flat Rates	Up 100	Up 200	Up 300
Average Results
2023 Full Year	1.8	1.4	1.8	1.8	1.8	1.7	1.5
2022 Full Year	2.6	1.9	1.5	2.0	2.2	2.0	1.7
Month-End Results
December 31, 2023	1.2	1.5	1.8	2.0	2.2	2.1	1.9
December 31, 2022	1.8	2.0	2.1	2.1	2.0	1.8	1.6

The mortgage assets portfolio normally accounts for almost all market risk exposure because of prepayment volatility that we cannot completely hedge while maintaining sufficient net spreads. The overall market risk exposure to changing interest rates was well within policy limits during the periods presented. At December 31, 2023, market risk exposure to falling and rising rate shocks remained stable.

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

Use of Derivatives in Market Risk Management
The FHLB enters into derivatives to manage the market risk exposures inherent in otherwise unhedged assets and funding positions. However, Finance Agency regulations and the FHLB's financial management policy prohibit trading in, or the speculative use of, derivative instruments. The following table presents the notional amounts of the derivatives classified by how we designate the hedging relationship. The notional amount of derivatives at December 31, 2023 increased by $27.7 billion from the end of 2022, primarily driven by increased Advance demand.

(In millions)		December 31, 2023		December 31, 2022
Hedged Item/Hedging Instrument	Hedging Objective	Fair Value Hedge	Economic Hedge	Fair Value Hedge	Economic Hedge
Advances:
Pay-fixed, receive-float interest rate swap (without options)	Converts the Advance's fixed rate to a variable-rate index.	$27,724	$—	$9,560	$10
Pay-fixed, receive-float interest rate swap (with options)	Converts the Advance's fixed rate to a variable-rate index and offsets option risk in the Advance.	380	210	1,020	—
Total Advances		28,104	210	10,580	10
Investment securities:
Pay-fixed, receive-float interest rate swap (without options)	Converts the investment security's fixed rate to a variable-rate index.	11,003	1,702	9,668	1,952
Mortgage Loans:
Interest rate swaptions	Provides the option to enter into an interest rate swap to offset interest-rate or prepayment risk in a pooled mortgage portfolio hedge	—	425	—	—
Consolidated Obligations Bonds:
Receive-fixed, pay-float interest rate swap (without options)	Converts the Bond's fixed rate to a variable-rate index.	1,571	1,130	569	1,140
Receive-fixed, pay-float interest rate swap (with options)	Converts the Bond's fixed rate to a variable-rate index and offsets option risk in the Bond.	705	19,351	760	4,374
Total Consolidated Obligations Bonds		2,276	20,481	1,329	5,514
Consolidated Discount Notes:
Receive-fixed, pay-float interest rate swap (without options)	Converts the Discount Note's fixed rate to a variable-rate index.	—	14,193	—	21,365
Balance Sheet:
Interest rate swaptions	Provides the option to enter into an interest rate swap to offset interest-rate or prepayment risk.	—	—	—	355
Stand-Alone Derivatives:
Mandatory Delivery Contracts	Exposure to fair-value risk associated with fixed rate mortgage purchase commitments.	—	101	—	14
Total		$41,383	$37,112	$21,577	$29,210

See Note 7 of the Notes to Financial Statements for additional information on how we use derivatives and the types of assets and liabilities hedged with derivatives.

Capital Adequacy

Retained Earnings
We must hold sufficient capital to protect against exposure to various risks, including market, credit, and operational risks. We regularly conduct a variety of measurements and assessments for capital adequacy. At December 31, 2023, our capital management policy set forth approximately $1.0 billion as the minimum amount of retained earnings we believe is necessary to mitigate impairment risk.

The following table presents retained earnings.

(In millions)	December 31, 2023	December 31, 2022
Unrestricted retained earnings	$964	$841
Restricted retained earnings (1)	694	560
Total retained earnings	$1,658	$1,401
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

(Dollars in millions)	December 31, 2023	December 31, 2022
Market risk-based capital	$545	$470
Credit risk-based capital	511	238
Operational risk-based capital	317	212
Total risk-based capital requirement	1,373	920
Total permanent capital	6,521	6,569
Excess permanent capital	$5,148	$5,649
Risk-based capital as a percent of permanent capital	21%	14%

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

	December 31, 2023	December 31, 2022
Market Value of Equity to Par Value of Regulatory Capital Stock - Base Case (Flat Rates) Scenario	123%	119%
Market Value of Equity to Par Value of Regulatory Capital Stock - Down Shock (1)	127	124
Market Value of Equity to Par Value of Regulatory Capital Stock - Up Shock (2)	118	115
(1)    Represents a down shock of 200 basis points.
(2)    Represents an up shock of 200 basis points.

A base case value below 100 percent could indicate that, in the remote event of an immediate liquidation scenario involving redemption of all capital stock, capital stock may be returned to stockholders at a value below par. This could be due to experiencing risks that lower the market value of capital and/or to having an insufficient amount of retained earnings. In 2023, the market capitalization ratios in the scenarios presented continued to be above our policy requirements. The base case ratio at December 31, 2023 was still well above 100 percent because retained earnings were 34 percent of regulatory capital stock and we maintained stable market risk exposure.

The following table presents the market value of equity to the book value of total capital and mandatorily redeemable capital stock.

	December 31, 2023	December 31, 2022
Market Value of Equity to Book Value of Capital - Base Case (Flat Rates) Scenario (1)	93%	94%
Market Value of Equity to Book Value of Capital - Down Shock (1)(2)	96	98
Market Value of Equity to Book Value of Capital - Up Shock (1)(3)	89	91
(1)    Capital includes total capital and mandatorily redeemable capital stock.
(2)    Represents a down shock of 200 basis points.
(3)    Represents an up shock of 200 basis points.

A base-case value below 100 percent can indicate that we have realized or could realize risks (especially market risk), such that the market value of total capital owned by stockholders is below the book value of total capital. The base-case ratio at December 31, 2023 indicates that the market value of total capital is $476 million below the book value of total capital. In a scenario in which interest rates increase 200 basis points, the market value of total capital would be $726 million below the book value of total capital. This indicates that in a liquidation scenario, stockholders would not receive the full sum of their total equity ownership in the FHLB. We believe the likelihood of a liquidation scenario is extremely remote.

Credit Risk

Overview
We believe our risk management practices, discussed below, minimize residual credit risk levels. At December 31, 2023, we had no loan loss reserves or impairment recorded for Credit Services, investments, or derivatives and had a minimal amount of credit risk exposure in the MPP.

Credit Services
Overview: The objective of our credit risk management activities is to equalize risk exposure across members and counterparties to a zero level of expected losses. This approach is consistent with our conservative risk management principles and desire to have no residual credit risk related to Advances and Letters of Credit.

Collateral: We require each member to provide a security interest in eligible collateral before it can undertake any secured borrowing. Eligible loan collateral types include the following: single- and multi-family residential, home equity, commercial real estate, government guaranteed and farm real estate. Eligible security types include those that are government or agency backed, highly-rated municipal securities, and highly-rated private-label residential and commercial mortgage-backed securities. We have conservative eligibility criteria within each of the above asset types. The estimated value of pledged collateral is discounted in order to offset market, credit, and liquidity risks that may affect the collateral's realizable value in the event it must be liquidated. At December 31, 2023, total eligible pledged collateral of $518.6 billion resulted in total borrowing capacity of $398.0 billion of which $120.7 billion was used to support outstanding Advances and Letters of Credit. Borrowers often pledge collateral in excess of their collateral requirement to demonstrate access to liquidity and to have the ability to borrow additional amounts in the future. Over-collateralization by one member is not applied to another member. The collateral composition remained relatively stable compared to the end of 2022.

The table below shows total collateral pledged by type.

	December 31, 2023		December 31, 2022
(Dollars in billions)		Percent of Total		Percent of Total
	Eligible Collateral	Pledged Collateral	Eligible Collateral	Pledged Collateral
Single-family loans	$346.7	67%	$298.7	62%
Multi-family loans	64.7	13	65.6	14
Commercial real estate loans	52.9	10	55.1	12
Bond Securities	30.5	6	35.7	7
Home equity loans/lines of credit	22.8	4	22.3	5
Farm real estate loans	1.0	—	0.8	—
Government guaranteed loans	—	—	0.2	—
Total	$518.6	100%	$478.4	100%

At December 31, 2023, 71 percent of collateral was related to residential mortgage lending in single-family loans and home equity loans/lines of credit.

Our management of credit risk related to Advances and Letters of Credit includes risk-based variations in collateral requirements, including discounts or haircuts, eligibility criteria, form of valuation, custody arrangements, the level of detail in periodic reporting, and asset pledge requirements, as discussed below.

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
▪Security Interest. Generally, we require members to grant us a security interest in approved assets by specific collateral type.
▪Valuation. All members' securities collateral and individually listed loans are subject to a market valuation process to establish the borrowing base. For loan collateral, this involves submission of extensive loan level information, or Detailed (Listing) Reporting, to facilitate the valuation process. Any member allowed to make a specific asset pledge (non-depositories and certain highly-rated commercial banks) is required to submit this level of reporting.

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

The table below indicates the range of LVRs applied at December 31, 2023 to each major collateral type.

Lendable Value Rates Applied to Collateral
Summary (Blanket) Reporting:
Prime 1-4 family loans	65-71%
Multi-family loans	64-74%
Prime home equity loans/lines of credit	56-72%
Commercial real estate loans	64-75%
Farm real estate loans	66-73%
Detailed (Listing) Reporting/Physical Delivery:
Cash/U.S. Government/U.S. Treasury/U.S. agency securities	87-100%
U.S. agency residential MBS/collateralized mortgage obligations	87-95%
U.S. agency commercial MBS/collateralized mortgage obligations	78-90%
Private-label residential MBS	62-89%
Private-label commercial MBS	49-85%
Municipal securities	77-94%
SBA certificates	87-92%
Prime 1-4 family loans	71-84%
Multi-family loans	69-86%
Prime home equity loans/lines of credit	64-85%
Commercial real estate loans	77-89%
Farm real estate loans	70-83%
SBA Paycheck Protection Program loans	10-90%

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

Subprime Loan Collateral: We have policies and processes to identify subprime residential mortgage loans pledged by members. We perform collateral reviews to estimate the volume of subprime loans pledged by members. Depending on the quality of underwriting and administration, we may subject these loans to lower LVRs.

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

(Dollars in billions)
	December 31, 2023			December 31, 2022
	Number	Collateral-Based		Number	Collateral-Based
Credit	of	Borrowing	Credit	of	Borrowing
Rating	Institutions	Capacity	Rating	Institutions	Capacity
1-3	460	$351.7	1-3	505	$371.7
4	96	44.7	4	76	18.1
5	38	1.4	5	26	0.7
6	14	0.2	6	9	0.1
7	3	—	7	4	—
Total	611	$398.0	Total	620	$390.6

We consider institutions with credit ratings of "1" through "4" to be financially sound. At December 31, 2023, only 55 institutions (nine percent of the total) had credit ratings of "5" through "7." These institutions had $1.6 billion of borrowing capacity at December 31, 2023. We believe the credit ratings distribution continues to show a financially sound membership base.

Member Failures, Closures, and Receiverships: There were no member failures in 2023.

MPP
Overview: The residual amount of credit risk exposure to loans in the MPP is minimal, based on the following factors:

▪various credit enhancements for conventional loans, which are designed to protect us against credit losses;
▪conservative underwriting and loan characteristics consistent with favorable expected credit performance;
▪a small overall amount of delinquencies and defaults when compared to national averages;
▪a de minimis amount of credit losses in 2023 and no credit losses in 2022.

Portfolio Loan Characteristics: The following table shows FICO® credit scores of homeowners at origination dates for the conventional loan portfolio.

FICO® Score (1)	December 31, 2023	December 31, 2022
< 620	—%	—%
620 to < 660	—	—
660 to < 700	8	8
700 to < 740	18	18
>= 740	74	74

Weighted Average	762	763
(1)Represents the FICO® score at origination.

The distribution of FICO® scores at origination as of December 31, 2023 was the same as that at year-end 2022. The distribution of FICO® scores at origination is one indication of the portfolio's overall favorable credit quality. At December 31, 2023, 74 percent of the portfolio had scores at an excellent level of 740 or above and 92 percent had scores above 700, which is a threshold generally considered indicative of homeowners with good credit quality.

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

	Based on Estimated Origination Value			Based On Estimated Current Value
Loan-to-Value	December 31, 2023	December 31, 2022	Loan-to-Value	December 31, 2023	December 31, 2022
<= 60%	16%	16%	<= 60%	77%	76%
> 60% to 70%	17	18	> 60% to 70%	11	12
> 70% to 80%	55	54	> 70% to 80%	8	8
> 80% to 90%	8	8	> 80% to 90%	4	3
> 90%	4	4	> 90% to 100%	—	1
			> 100%	—	—
Weighted Average	73%	73%	Weighted Average	48%	49%

The levels of loan-to-value ratios are consistent with the portfolio's excellent credit quality. The percent of loans with current loan-to-value ratios of 60 percent and below at December 31, 2023 remained consistent with those at year-end 2022, as the changes in home values have been relatively stable.

Based on the available data, we believe we have minimal exposure to loans in the MPP considered to have characteristics of “subprime” or “alternative/nontraditional” loans. Further, we do not knowingly purchase any loan that violates the terms of our Anti-Predatory Lending Policy.

The following table presents the geographical allocation based on the unpaid principal balance of conventional loans in the MPP.

	December 31, 2023		December 31, 2022
Ohio	62%	Ohio	62%
Kentucky	11	Kentucky	12
Indiana	8	Indiana	8
Tennessee	5	Tennessee	5
Alabama	2	Alabama	2
All others	12	All others	11
Total	100%	Total	100%

Credit Enhancements: Conventional mortgage loans are primarily supported against credit losses by some combination of credit enhancements (primary mortgage insurance (PMI) and the Lender Risk Account (LRA)). The LRA is a hold back of a portion of the initial purchase price to cover potential credit losses. Starting after five years from the loan purchase date, we may return the hold back to PFIs if they manage credit risk to predefined acceptable levels of exposure on the pools of loans they sell to us. As a result, some pools of loans may have sufficient credit enhancements to recapture all losses while other pools of loans may not. The LRA had balances of $239 million and $244 million at December 31, 2023 and 2022, respectively. For more information, see Note 6 of the Notes to Financial Statements.

Credit Performance: The table below provides an analysis of conventional loans delinquent or in the process of foreclosure, along with the national average serious delinquency rate.

	Conventional Loan Delinquencies
(Dollars in millions)	December 31, 2023	December 31, 2022
Early stage delinquencies - unpaid principal balance (1)	$32	$31
Serious delinquencies - unpaid principal balance (2)	$10	$12
Early stage delinquency rate (3)	0.5%	0.5%
Serious delinquency rate (4)	0.1%	0.2%
National average serious delinquency rate (5)	1.1%	1.4%
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
(5)National average number of fixed-rate prime and subprime conventional loans that are 90 days or more past due or in the process of foreclosure is based on the most recent national delinquency data available. The December 31, 2023 rate is based on September 30, 2023 data.

Overall, the MPP has experienced a minimal amount of delinquencies, with delinquency rates continuing to be well below national averages.

We consider a high risk loan as having a current loan-to-value ratio above 100 percent. At December 31, 2023, none of our loans had a current loan-to-value ratio above 100 percent. We believe these data further support our view that the overall portfolio is comprised of high-quality, well-performing loans.

Credit Losses: Residual credit risk exposure depends on the actual and potential credit performance of the loans in each pool compared to the pool's equity (on individual loans) and credit enhancements. Our available credit enhancements at December 31, 2023 were ample and able to cover nearly all of the estimated gross credit losses. As a result, estimated credit losses at December 31, 2023 were less than $1 million. Estimated credit losses, after credit enhancements, are accounted for in the allowance for credit losses or as a charge off (i.e., a reduction to the principal of mortgage loans held for portfolio).

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

(In millions)	December 31, 2023
	Long-Term Rating
	AA	A	Unrated	Total
Unsecured Liquidity Investments
Interest-bearing deposits	$—	$1,875	$—	$1,875
Federal funds sold	1,924	4,850	—	6,774
Total unsecured liquidity investments	1,924	6,725	—	8,649
Guaranteed/Secured Liquidity Investments
Securities purchased under agreements to resell	3,013	979	1,250	5,242
U.S. Treasury obligations	7,910	—	—	7,910
GSE obligations	1,617	—	—	1,617
Total guaranteed/secured liquidity investments	12,540	979	1,250	14,769
Total liquidity investments	$14,464	$7,704	$1,250	$23,418

Some counterparties used to transact our securities purchased under agreements to resell are not rated by an NRSRO because they are not issuers of debt or are otherwise not required to be rated by an NRSRO. However, each of the counterparties are considered to have the equivalent of at least an investment grade rating based on our internal ratings resulting from a fundamental credit analysis. Securities purchased under agreements to resell are secured by the following types of collateral: U.S. Treasury obligations, U.S. agency/GSE obligations, or U.S. agency/GSE MBS. At December 31, 2023, the collateral received had long-term credit ratings of AA, based on the lowest long-term credit ratings of the issuer as provided by Standard & Poor’s, Moody’s, and/or Fitch Advisory Services. The terms of our securities purchased under agreements to resell are structured such that if the fair value of the underlying securities decreases below the fair value required as collateral, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash. Additionally, these investments primarily mature overnight. All overnight investments in securities purchased under agreements to resell outstanding at December 31, 2023 were repaid according to their respective contractual terms.

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

(In millions)	December 31, 2023
	Counterparty Rating
Domicile of Counterparty	AA	A	Total
Domestic	$255	$3,375	$3,630
U.S. branches and agency offices of foreign commercial banks:
Canada	950	500	1,450
France	—	800	800
United Kingdom	—	800	800
Finland	719	—	719
Australia	—	650	650
Netherlands	—	450	450
Germany	—	150	150
Total U.S. branches and agency offices of foreign commercial banks	1,669	3,350	5,019
Total unsecured investment credit exposure	$1,924	$6,725	$8,649

We restrict a significant portion of unsecured lending to overnight maturities, which further limits risk exposure to these counterparties. By Finance Agency regulation, all counterparties exposed to non-U.S. countries are required to be domestic U.S. branches of foreign counterparties.

MBS:

GSE MBS
At December 31, 2023, $18.1 billion of MBS held were GSE securities issued by Fannie Mae and Freddie Mac, which provide credit safeguards by guaranteeing either timely or ultimate payments of principal and interest. We believe that the conservatorships of Fannie Mae and Freddie Mac lower the chance that they would not be able to fulfill their credit guarantees.

MBS Issued by Other Government Agencies
We also invest in MBS issued and guaranteed by Ginnie Mae. These investments totaled $1.1 billion at December 31, 2023. We believe that the strength of Ginnie Mae's guarantee and backing by the full faith and credit of the U.S. government is sufficient to protect us against credit losses on these securities.

Derivatives
Credit Risk Exposure: We mitigate most of the credit risk exposure resulting from derivative transactions through collateralization or use of daily settled contracts. The table below presents the lowest long-term counterparty credit ratings provided by Standard & Poor's, Moody's, and/or Fitch Advisory Services for derivative positions to which we had credit risk exposure at December 31, 2023. The ratings displayed in this table should not be taken as an indication of future ratings.

(In millions)	Total Notional	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged to (from) Counterparties	Non-cash Collateral Pledged to (from) Counterparties	Net Credit Exposure to Counterparties
Nonmember counterparties:
Asset positions with credit exposure:
Uncleared derivatives:
AA-rated	$50	$1	$(1)	$—	$—
A-rated	5	—	—	—	—
BBB-rated	12,265	72	(66)	—	6
Total uncleared derivatives	12,320	73	(67)	—	6
Liability positions with credit exposure:
Uncleared derivatives:
A-rated	4,241	(2)	7	—	5
Total uncleared derivatives	4,241	(2)	7	—	5
Cleared derivatives (1)	56,559	(11)	92	820	901
Member institutions (2)	95	1	—	—	1
Total	$73,215	$61	$32	$820	$913
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

At December 31, 2023, the net exposure of uncleared derivatives with residual credit risk exposure was $11 million. If interest rates rise or the composition of our derivatives change resulting in an increase to our gross exposure to uncleared derivatives, the contractual collateral provisions in these derivatives would limit our net exposure to acceptable levels.

Although we cannot predict if we will realize credit risk losses from any of our derivatives counterparties, we believe that all of the counterparties will be able to continue making timely interest payments and, more generally, to continue to satisfy the terms and conditions of their derivative contracts with us. As of December 31, 2023, we had $0.1 billion of notional amount of interest rate swaps with a subsidiary of our member, JPMorgan Chase Bank, N.A., which also had outstanding credit services with us. We had no outstanding credit exposure to this counterparty related to interest rate swaps outstanding given the collateral exchanged.

Liquidity Risk

Liquidity Overview
We strive to be in a liquidity position at all times to meet the borrowing needs of our members and to meet all current and future financial commitments. This objective is achieved by managing liquidity positions to maintain stable, reliable, and cost-effective sources of funds while taking into account market conditions, member demand, and the maturity profile of assets and liabilities. At December 31, 2023, our liquidity position complied with the FHLBank Act, Finance Agency regulations, and internal policies.

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

We believe our liquidity position, as well as that of the System, continued to be strong during 2023. Our overall ability to effectively fund our operations through debt issuances remained sufficient. Investor demand for System debt was robust in 2023, as investors continued to prefer short-term, high-quality money market instruments. We believe there is a low probability of a liquidity or funding crisis in the System that would impair our ability to participate, on a cost-effective basis, in issuances of debt, service outstanding debt, maintain adequate capitalization, or pay competitive dividends.

The System works collectively to manage and monitor the System-wide liquidity and funding risks. Liquidity risk includes the risk that the System could have difficulty rolling over short-term Obligations when market conditions change, also called refinancing risk. The System has a large reliance on short-term funding; therefore, it has a sharp focus on managing liquidity risk to very low levels. As shown on the Statements of Cash Flows, in 2023, our portion of the System's debt issuances totaled $171.5 billion for Discount Notes and $137.5 billion for Bonds. Access to short-term debt markets has been reliable because investors, driven by liquidity preferences and risk aversion, have sought the System’s short-term debt, which has resulted in strong demand for debt maturing in one year or less.

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

The Finance Agency establishes the expectations with respect to the maintenance of sufficient liquidity without access to the capital markets for a specified number of days, which was set as a period of between 10 to 30 calendar days in the base case. Under these expectations, all Advance maturities are assumed to renew, unless the Advances relate to former members who are ineligible to borrow new Advances. The maintenance of sufficient liquidity each day is intended to provide additional assurance that we can continue to provide Advances and Letters of Credit to members over an extended period without access to the capital markets. With one exception, we were in compliance with these liquidity requirements at all times during 2023. On one day in the first quarter of 2023, our regulatory liquidity balances fell below 10 calendar days because of unusually large and unforeseen Advance demand in connection with the stress placed on the banking industry and financial markets in March 2023.

The Finance Agency also provides guidance related to asset/liability maturity funding gap limits. Funding gap metrics measure the difference between assets and liabilities that are scheduled to mature during a specified period of time and are expressed as a percentage of total assets. Although subject to change depending on conditions in the financial markets, the current regulatory requirement for funding gaps is between -10 percent to -20 percent for the three-month maturity horizon and is between -25 percent to -35 percent for the one-year maturity horizon. During 2023, we operated within those limits.

To support our member deposits, we also must meet a statutory deposit reserve requirement. The sum of our investments in obligations of the United States, deposits in eligible banks or trust companies, and Advances with a final maturity not exceeding five years must equal or exceed the current amount of member deposits. The following table presents the components of this liquidity requirement.

(In millions)	December 31, 2023	December 31, 2022
Deposit Reserve Requirement
Total Eligible Deposit Reserves	$88,988	$80,428
Total Member Deposits	(1,120)	(1,043)
Excess Deposit Reserves	$87,868	$79,385

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

We mitigate the risk associated with cyberattacks through the implementation of multiple layers of security controls. Administrative, physical, and logical controls are in place for establishing, administering and actively monitoring system access, sensitive data, and system change. Additionally, separate groups within our organization and/or third parties test the strength of our security controls and responses, and recommend changes as needed to bolster resilience to security risks. See Item 1C. Cybersecurity for further discussion.

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

CRITICAL ACCOUNTING ESTIMATES

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

Given the assumptions and judgment used, we have identified the fair value measurement of interest rate derivatives and hedged items as our critical accounting estimate. Our financial condition and results of operations could be materially affected under different conditions or different assumptions related to this accounting estimate.

Fair Value Measurement of Interest Rate Derivatives and Hedged Items
In accordance with Finance Agency regulations, we execute all derivatives to manage market risk exposure, not for speculation or solely for earnings enhancement. We record derivative instruments at their fair values on the Statements of Condition, and we record changes in these fair values in current period earnings. We strive to ensure that our use of derivatives maximizes the probability that they are highly effective in offsetting changes in the market values of the designated balance sheet instruments, as applicable. The judgments and assumptions that are most critical to the application of this accounting policy are those affecting the estimation of fair values of derivative instruments and the related hedged items, which may have a significant impact on the results reported. At December 31, 2023, our derivatives portfolio included notional amounts of $41.4 billion accounted for as fair value hedges and $37.1 billion accounted for as economic hedges and the fair value of derivative assets and liabilities was $102.0 million and $9.8 million, respectively.

Our interest rate related derivatives (swaps and swaptions) are traded in the over-the-counter market. Therefore, we determine the fair value of each individual instrument using market value models that use readily observable market inputs as their basis (inputs that are actively quoted and can be validated to external sources). The fair value determination uses the standard valuation technique of discounted cash flow analysis, which uses observable market inputs, such as discount rate, forward interest rate, and volatility assumptions. Observable market inputs are those that are actively quoted and can be validated to external sources.

For derivatives accounted for as fair value hedges, the hedged risk is generally designated to be changes in the eligible benchmark interest rate. The result is that there has been a relatively small amount of unrealized earnings volatility from hedging market risk with derivatives. However, each month, we also compute fair values on all derivatives and related hedged instruments across a range of interest rate scenarios to understand the sensitivity to interest rate changes. For derivatives receiving long-haul fair value hedge accounting, the additional amount of earnings volatility under an assumption of stressed interest rate environments as of year-end 2023 was in a range of negative $5 million to positive $8 million.

In addition to fair value hedges, a portion of our derivatives are considered economic hedges. In order to help offset the derivative's fair market value with the market value of the hedged instrument, we hold related investments as trading securities or make an accounting election called "fair value option" for other instruments, as applicable. Under these elections, we record the fair market value of the hedged instruments (e.g., certain Advances, investment securities, Bonds and Discount Notes) at their full fair value instead of only the value related to the benchmark interest rate. See Note 15 of the Notes to Financial Statements for discussion of the valuation methodologies and primary inputs used to develop the fair value measurement for these instruments. The effect of electing full fair value is that the hedged instrument's market value includes the impact of changes in spreads between the designated benchmark interest rate and the interest rate index related to the hedged instrument, as well as other risk components, such as liquidity. Therefore, full fair value results in a different kind of unrealized earnings volatility, which could be higher or lower, compared to accounting under fair value hedge treatment. However, the estimated fair values of the derivatives and hedged items in the economic hedge category do not have any cumulative economic effect if the derivative and the hedged item are held to maturity, or contain mutual optional termination provisions at par. Since these fair values fluctuate throughout the hedge period and eventually return to zero (derivative) or par value (hedged item) on the maturity or option exercise date, the earnings impact of fair value changes is only a timing issue for hedging relationships that remain outstanding to maturity or the call termination date.

RECENTLY ISSUED ACCOUNTING STANDARDS AND INTERPRETATIONS

See Note 2 of the Notes to Financial Statements for a discussion of recently issued accounting standards and interpretations.

OTHER FINANCIAL INFORMATION

Investments

Data on investments for the years ended December 31, 2023, 2022 and 2021 are provided in the tables below.

(In millions)	Carrying Value at December 31,
	2023	2022	2021
Interest-bearing deposits	$1,875	$1,770	$340
Securities purchased under agreements to resell	5,242	520	1,282
Federal funds sold	6,774	5,399	5,505
Trading securities:
U.S. Treasury obligations	249	492	5,031
GSE obligations	1,497	1,488	1,750
Total trading securities	1,746	1,980	6,781
Available-for-sale securities:
U.S. Treasury obligations	7,612	7,194	4,499
GSE obligations	120	118	135
MBS:
GSE multi-family	2,440	1,320	633
Total available-for-sale securities	10,172	8,632	5,267
Held-to-maturity securities:
U.S. Treasury obligations	49	47	47
MBS:
U.S. obligation single-family	1,109	1,232	1,057
GSE single-family	3,147	1,632	1,860
GSE multi-family	12,527	12,393	7,253
Total held-to-maturity securities	16,832	15,304	10,217
Total securities	28,750	25,916	22,265
Total investments	$42,641	$33,605	$29,392

As of December 31, 2023, available-for-sale and held-to-maturity securities had the following maturity and yield characteristics.

(Dollars in millions)	Due in one year or less	Due after one year through five years	Due after five through 10 years	Due after 10 years	Carrying Value
Available-for-sale securities:
U.S. Treasury obligations	$—	$6,894	$718	$—	$7,612
GSE obligations	—	100	10	10	120
MBS (1):
GSE multi-family	—	—	2,440	—	2,440
Total available-for-sale securities	$—	$6,994	$3,168	$10	$10,172
Yield on available-for sale securities (2)	—%	1.72%	3.24%	3.07%
Held-to-maturity securities:
U.S. Treasury obligations	$49	$—	$—	$—	$49
MBS (1):
U.S. obligation single-family	—	—	—	1,109	1,109
GSE single-family	—	1	858	2,288	3,147
GSE multi-family	40	1,695	10,792	—	12,527
Total held-to-maturity securities	$89	$1,696	$11,650	$3,397	$16,832
Yield on held-to-maturity securities (2)	5.52%	5.78%	5.62%	4.43%
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

(In millions)	December 31,
Types of Advances by Redemption Term	2023	2022
Fixed-rate:
Due in 1 year or less	$18,309	$42,188
Due after 1 year through 3 years	13,183	3,034
Due after 3 years through 5 years	7,908	2,957
Due after 5 years through 15 years	852	858
Thereafter	3	4
Total par value	40,255	49,041
Fixed-rate, callable or prepayable (1):
Due in 1 year or less	—	—
Due after 1 year through 3 years	—	—
Due after 3 years through 5 years	33	—
Due after 5 years through 15 years	—	—
Thereafter	—	—
Total par value	33	—
Fixed-rate, putable:
Due in 1 year or less	—	—
Due after 1 year through 3 years	60	5
Due after 3 years through 5 years	100	80
Due after 5 years through 15 years	405	935
Thereafter	—	—
Total par value	565	1,020
Variable-rate:
Due in 1 year or less	11,762	6,254
Due after 1 year through 3 years	5,495	3,912
Due after 3 years through 5 years	50	50
Due after 5 years through 15 years	—	—
Thereafter	—	—
Total par value	17,307	10,216
Variable-rate, callable or prepayable (1):
Due in 1 year or less	1,216	2,745
Due after 1 year through 3 years	9,000	1,506
Due after 3 years through 5 years	4,000	1,500
Due after 5 years through 15 years	—	—
Thereafter	—	—
Total par value	14,216	5,751
Other (2) :
Due in 1 year or less	273	304
Due after 1 year through 3 years	426	416
Due after 3 years through 5 years	255	294
Due after 5 years through 15 years	303	374
Thereafter	5	12
Total par value	1,262	1,400
Total par value Advances	$73,638	$67,428
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

(In millions)	December 31,
Redemption Term	2023	2022
Due in 1 year or less	$254	$255
Due after 1 year through 5 years	1,038	1,052
Due after 5 years through 15 years	2,642	2,630
Thereafter	3,026	3,069
Total unpaid principal balance	$6,960	$7,006

The following table presents certain credit risk related balances and ratios for mortgage loans.

(Dollars in millions)	December 31, 2023	December 31, 2022
Unpaid Principal Balance
Mortgage loans held for portfolio	$6,960	$7,006
Average loans outstanding during the period	6,917	7,263
Non-accrual loans	1	1
Allowance for credit losses on mortgage loans held for portfolio	—	—
Net charge-offs	—	—

Ratios (1)
Net charge-offs to average loans outstanding during the period	—%	—%
Allowance for credit losses to mortgage loans held for portfolio	—	—
Non-accrual loans to mortgage loans held for portfolio	0.02	0.02
Allowance for credit losses to non-accrual loans	24.73	21.44
(1)The ratios have been computed using dollars in thousands. Accordingly, recalculations based upon the disclosed amounts in millions may produce nominally different results.

Uninsured Term Deposits

The table below presents the maturities for uninsured term deposits:

(In millions) By remaining maturity at December 31, 2023	3 months or less	Over 3 months but within 6 months	Over 6 months but within 12 months	Over 12 months but within 24 months	Total
Uninsured term deposits	$58	$17	$45	$1	$121

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

Item 8.     Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of the Federal Home Loan Bank of Cincinnati

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of condition of the Federal Home Loan Bank of Cincinnati (the “FHLB”) as of December 31, 2023 and December 31, 2022, and the related statements of income, of comprehensive income (loss), of capital and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “financial statements”). We also have audited the FHLB's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the FHLB as of December 31, 2023 and December 31, 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the FHLB maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Valuation of Interest-Rate Derivatives and Hedged Items

As described in Notes 7 and 15 to the financial statements, the FHLB uses derivatives to manage interest-rate risk and reduce funding costs, among other risk management objectives. The total notional amount of derivatives as of December 31, 2023 was $78.5 billion, of which 53% were designated as hedging instruments, and the fair value of derivative assets and liabilities as of December 31, 2023 was $102.0 million and $9.8 million, respectively. The fair values of interest-rate derivatives and hedged items are determined using the standard valuation technique of discounted cash flow analysis, which uses market-observable inputs, such as discount rate, forward interest rate, and volatility assumptions.

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

/s/ PricewaterhouseCoopers LLP

Cincinnati, Ohio
March 21, 2024

We have served as the FHLB’s auditor since 1990.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CONDITION

(In thousands, except par value)	December 31,
	2023	2022
ASSETS
Cash and due from banks (Note 3)	$20,824	$19,604
Interest-bearing deposits	1,875,037	1,770,194
Securities purchased under agreements to resell	5,242,480	519,540
Federal funds sold	6,774,000	5,399,000
Investment securities: (Note 4)
Trading securities	1,745,742	1,979,816
Available-for-sale securities (amortized cost of $10,247,585 and $8,680,491 and includes $819,794 and $0 pledged as collateral that may be repledged)	10,171,588	8,631,765
Held-to-maturity securities (fair value of $16,576,613 and $14,983,043)	16,832,133	15,304,359
Total investment securities	28,749,463	25,915,940
Advances (includes $214,035 and $4,954 at fair value under fair value option) (Note 5)	73,553,162	67,019,555
Mortgage loans held for portfolio, net of allowance for credit losses of $316 and $301 (Note 6)	7,108,334	7,162,509
Accrued interest receivable	535,564	283,132
Derivative assets (Note 7)	101,991	490,560
Other assets, net	34,883	29,470
TOTAL ASSETS	$123,995,738	$108,609,504
LIABILITIES
Deposits (Note 8)	$1,113,704	$1,039,427
Consolidated Obligations: (Note 9)
Discount Notes (includes $14,085,003 and $21,010,746 at fair value under fair value option)	23,690,526	40,691,180
Bonds (includes $20,657,254 and $5,469,583 at fair value under fair value option)	91,756,430	59,667,745
Total Consolidated Obligations	115,446,956	100,358,925
Mandatorily redeemable capital stock (Note 11)	17,314	17,453
Accrued interest payable	422,886	290,194
Affordable Housing Program payable (Note 10)	139,807	87,923
Derivative liabilities	9,831	460
Other liabilities	418,557	312,891
Total liabilities	117,569,055	102,107,273
Commitments and contingencies (Note 16)
CAPITAL (Note 11)
Capital stock Class B putable ($100 par value); issued and outstanding shares: 48,459 and 51,507	4,845,902	5,150,679
Retained earnings:
Unrestricted	964,436	840,774
Restricted	693,682	560,118
Total retained earnings	1,658,118	1,400,892
Accumulated other comprehensive income (loss) (Note 12)	(77,337)	(49,340)
Total capital	6,426,683	6,502,231
TOTAL LIABILITIES AND CAPITAL	$123,995,738	$108,609,504

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF INCOME

(In thousands)	For the Years Ended December 31,
	2023	2022	2021
INTEREST INCOME:
Advances	$4,447,281	$1,208,130	$134,600
Prepayment fees on Advances, net	2,984	3,114	12,654
Interest-bearing deposits	120,733	25,192	663
Securities purchased under agreements to resell	147,325	49,132	400
Federal funds sold	626,682	203,630	5,265
Investment securities:
Trading securities	69,288	105,247	198,547
Available-for-sale securities	522,793	162,394	7,228
Held-to-maturity securities	805,862	258,682	106,498
Total investment securities	1,397,943	526,323	312,273
Mortgage loans held for portfolio	213,545	204,011	168,482
Loans to other FHLBanks	1,075	687	—
Total interest income	6,957,568	2,220,219	634,337
INTEREST EXPENSE:
Consolidated Obligations:
Discount Notes	2,104,787	775,421	13,460
Bonds	3,931,630	935,003	343,495
Total Consolidated Obligations	6,036,417	1,710,424	356,955
Deposits	54,192	16,838	439
Loans from other FHLBanks	1	1	—
Mandatorily redeemable capital stock	2,885	5,522	383
Other borrowings	1	—	—
Total interest expense	6,093,496	1,732,785	357,777
NET INTEREST INCOME	864,072	487,434	276,560
NON-INTEREST INCOME (LOSS):
Net gains (losses) on trading securities	15,999	(336,889)	(257,497)
Net gains (losses) on financial instruments held under fair value option	(39,713)	74,712	10,135
Net gains (losses) on derivatives	(2,065)	130,991	82,264
Other, net	30,240	27,919	26,826
Total non-interest income (loss)	4,461	(103,267)	(138,272)
NON-INTEREST EXPENSE:
Compensation and benefits	53,666	51,122	47,794
Other operating expenses	32,853	25,107	22,616
Finance Agency	11,073	7,842	7,434
Office of Finance	6,410	6,373	5,157
Voluntary housing contributions	15,081	5,025	2,036
Other	7,110	8,089	6,552
Total non-interest expense	126,193	103,558	91,589
INCOME BEFORE ASSESSMENTS	742,340	280,609	46,699
Affordable Housing Program assessments	74,522	28,613	4,708
NET INCOME	$667,818	$251,996	$41,991
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)	For the Years Ended December 31,
	2023	2022	2021
Net income	$667,818	$251,996	$41,991
Other comprehensive income (loss) adjustments:
Net unrealized gains (losses) on available-for-sale securities	(27,271)	(74,851)	21,407
Pension and postretirement benefits	(726)	12,417	6,672
Total other comprehensive income (loss) adjustments	(27,997)	(62,434)	28,079
Comprehensive income (loss)	$639,821	$189,562	$70,070

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CAPITAL

(In thousands)	Capital Stock Class B - Putable		Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Par Value	Unrestricted	Restricted	Total		Capital
BALANCE, DECEMBER 31, 2020	26,409	$2,640,863	$802,715	$501,321	$1,304,036	$(14,985)	$3,929,914
Comprehensive income (loss)			33,593	8,398	41,991	28,079	70,070
Proceeds from issuance of capital stock	11,090	1,109,046					1,109,046
Repurchase of capital stock	(11,864)	(1,186,402)					(1,186,402)
Net stock reclassified to mandatorily redeemable capital stock	(735)	(73,491)					(73,491)
Cash dividends on capital stock			(53,236)		(53,236)		(53,236)
BALANCE, DECEMBER 31, 2021	24,900	2,490,016	783,072	509,719	1,292,791	13,094	3,795,901
Comprehensive income (loss)			201,597	50,399	251,996	(62,434)	189,562
Proceeds from issuance of capital stock	55,337	5,533,659					5,533,659
Repurchase of capital stock	(2,082)	(208,150)					(208,150)
Net stock reclassified to mandatorily redeemable capital stock	(26,648)	(2,664,846)					(2,664,846)
Cash dividends on capital stock			(143,895)		(143,895)		(143,895)
BALANCE, DECEMBER 31, 2022	51,507	5,150,679	840,774	560,118	1,400,892	(49,340)	6,502,231
Comprehensive income (loss)			534,254	133,564	667,818	(27,997)	639,821
Proceeds from issuance of capital stock	54,759	5,475,895					5,475,895
Repurchase of capital stock	(52,074)	(5,207,381)					(5,207,381)
Net stock reclassified to mandatorily redeemable capital stock	(5,733)	(573,291)					(573,291)
Cash dividends on capital stock			(410,592)		(410,592)		(410,592)
BALANCE, DECEMBER 31, 2023	48,459	$4,845,902	$964,436	$693,682	$1,658,118	$(77,337)	$6,426,683
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CASH FLOWS

(In thousands)	For the Years Ended December 31,
	2023	2022	2021
OPERATING ACTIVITIES:
Net income	$667,818	$251,996	$41,991
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization/(accretion)	33	304,480	81,444
Net change in derivative and hedging activities	(631,889)	1,356,601	228,896
Net change in fair value adjustments on trading securities	(15,999)	336,889	257,497
Net change in fair value adjustments on financial instruments held under fair value option	39,713	(74,712)	(10,135)
Other adjustments, net	1,470	754	884
Net change in:
Accrued interest receivable	(251,893)	(196,020)	25,036
Other assets	(1,830)	(2,695)	804
Accrued interest payable	321,176	254,707	(27,971)
Other liabilities	51,197	(2,106)	(20,069)
Total adjustments	(488,022)	1,977,898	536,386
Net cash provided by (used in) operating activities	179,796	2,229,894	578,377

INVESTING ACTIVITIES:
Net change in:
Interest-bearing deposits	328,821	(1,590,953)	219,561
Securities purchased under agreements to resell	(4,722,940)	762,900	535,828
Federal funds sold	(1,375,000)	106,000	(1,265,000)
Advances	(6,209,773)	(44,473,600)	2,053,414
Premises, software, and equipment	(6,990)	(1,512)	(1,411)
Trading securities:
Proceeds from maturities and paydowns	250,073	2,975,089	1,275,119
Proceeds from sales	—	1,489,023	2,174,690
Available-for-sale securities:
Purchases	(1,240,419)	(4,505,274)	(4,872,885)
Held-to-maturity securities:
Proceeds from maturities and paydowns	2,078,730	1,815,470	2,868,790
Purchases	(3,608,759)	(7,218,330)	(3,121,145)
Mortgage loans held for portfolio:
Principal collected	614,451	1,110,219	3,585,322
Purchases	(579,560)	(724,885)	(1,715,689)
Net cash provided by (used in) investing activities	(14,471,366)	(50,255,853)	1,736,594

The accompanying notes are an integral part of these financial statements.

(continued from previous page)
FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CASH FLOWS

(In thousands)	For the Years Ended December 31,
	2023	2022	2021
FINANCING ACTIVITIES:
Net change in deposits and pass-through reserves	$171,528	$(370,784)	$88,599
Net proceeds from issuance of Consolidated Obligations:
Discount Notes	171,458,400	259,185,837	193,534,651
Bonds	137,501,180	85,793,046	33,771,274
Bonds transferred from other FHLBanks	249,999	—	—
Payments for maturing and retiring Consolidated Obligations:
Discount Notes	(188,453,189)	(248,606,483)	(191,190,825)
Bonds	(105,919,620)	(50,636,885)	(41,132,595)
Proceeds from issuance of capital stock	5,475,895	5,533,659	1,109,046
Payments for repurchase of capital stock	(5,207,381)	(208,150)	(1,186,402)
Payments for repurchase/redemption of mandatorily redeemable capital stock	(573,430)	(2,668,604)	(71,734)
Cash dividends paid	(410,592)	(143,895)	(53,236)
Net cash provided by (used in) financing activities	14,292,790	47,877,741	(5,131,222)
Net increase (decrease) in cash and due from banks	1,220	(148,218)	(2,816,251)
Cash and due from banks at beginning of the period	19,604	167,822	2,984,073
Cash and due from banks at end of the period	$20,824	$19,604	$167,822
Supplemental Disclosures:
Interest paid	$5,927,421	$1,214,471	$391,108
Affordable Housing Program payments, net	$29,945	$28,194	$30,976

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

Held-to-maturity securities are evaluated on a quarterly basis for expected credit losses on a pool basis unless an individual assessment is deemed necessary because the securities do not possess similar risk characteristics. If applicable, an allowance for credit losses is recorded with a corresponding adjustment to the provision (reversal) for credit losses. The allowance for credit losses excludes uncollectible accrued interest receivable, which is measured separately.

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

Modifications. Generally, the FHLB only grants mortgage loan modifications to borrowers experiencing financial difficulty. If the terms of the modified loan are at least as favorable to the lender as the terms offered to borrowers with similar collection risks for comparable loans and the modification to the terms of the loan is more than minor, the loan meets the accounting criteria for a new loan. Generally, a modification would not result in a new loan because the modified terms are not as favorable to the lender as terms for comparable loans that would be offered to similar borrowers.

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

Premises, software and equipment were $10,589,000 and $6,212,000, which was net of accumulated depreciation and amortization of $39,774,000 and $37,971,000 as of December 31, 2023 and 2022, respectively. For the years ended December 31, 2023, 2022, and 2021, the depreciation and amortization expense for premises, software and equipment was $2,135,000, $2,256,000, and $2,396,000, respectively.

Leases. The FHLB leases office space and office equipment to run its business operations. At December 31, 2023 and 2022, the FHLB included in the Statements of Condition $2,644,000 and $3,439,000 of operating lease right-of-use assets in other assets, net, and $2,801,000 and $3,739,000 of operating lease liabilities in other liabilities. The FHLB recognized operating lease costs in the other operating expenses line of the Statements of Income of $1,921,000, $1,840,000 and $1,848,000 for the years ended December 31, 2023, 2022 and 2021.

Derivatives and Hedging Activities. All derivatives are recognized on the Statements of Condition at their fair values and are reported as either derivative assets or derivative liabilities, net of cash collateral, and accrued interest from counterparties. The fair values of derivatives are netted by counterparty when the netting requirements have been met. If these netted amounts are positive, they are classified as an asset and, if negative, they are classified as a liability. Cash flows associated with a derivative are reflected as cash flows from operating activities in the Statements of Cash Flows unless the derivative meets the criteria to be a financing derivative.

The FHLB utilizes two Derivative Clearing Organizations (Clearinghouses), for all cleared derivative transactions, LCH Ltd. and CME Clearing. At both Clearinghouses, variation margin is characterized as daily settlement payments and initial margin is considered cash collateral.

Types of Qualifying and Non-Qualifying Hedges. The FHLB has the following types of hedges qualifying for hedge accounting treatment (fair value hedges) and hedges that do not qualify for hedge accounting treatment (economic hedges):

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

When fair value hedge accounting is discontinued because the FHLB determines that the derivative no longer qualifies as an effective fair value hedge of an existing hedged item, the FHLB continues to carry the derivative on the Statements of Condition at its fair value, ceases to adjust the hedged asset or liability for changes in fair value, and amortizes the cumulative basis adjustment on the hedged item into earnings over the remaining life of the hedged item using a level-yield methodology.

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

Affordable Housing Program (AHP) Assessments. The FHLBank Act requires each FHLBank to establish and fund an AHP. The FHLB charges the required funding for AHP to earnings and establishes a liability. The AHP funds provide subsidies to members to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. Currently, the FHLB makes subsidies available to members in the form of grants. The FHLB also provides subsidies in the form of AHP Advances, which are issued at interest rates below the customary interest rate for non-subsidized Advances. For an AHP Advance, the present value of the variation in the cash flow caused by the difference in the interest rate between the AHP Advance rate and the FHLB's related cost of funds for comparable maturity funding is charged against the AHP liability and recorded as a discount on the AHP Advance. The discount on AHP Advances is accreted to interest income on Advances using a level-yield methodology over the life of the Advance.

Note 2 - Recently Issued and Adopted Accounting Guidance

Improvements to Reportable Segment Disclosures. In November 2023, the Financial Accounting Standards Board (FASB) issued guidance that improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. Among other things, the new guidance requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, requires segment disclosures for entities with a single reportable segment, and expands interim disclosure requirements. The guidance becomes effective for the FHLB for the annual period ending December 31, 2024 and the interim periods thereafter. Early adoption is permitted. The FHLB does not intend to adopt this guidance early. At this time, the FHLB expects this new guidance will impact its disclosures, but will not have a material impact on its financial condition, results of operations, and cash flows.

Facilitation of the Effects of Reference Rate Reform on Financial Reporting, as amended. In March 2020, the FASB issued temporary, optional guidance to ease the potential burden in accounting for reference rate reform. The guidance provides optional expedients and exceptions for applying GAAP to transactions affected by reference rate reform if certain criteria are met. The transactions primarily include (1) contract modifications, (2) hedging relationships, and (3) sale and/or transfer of debt securities classified as held-to-maturity. This guidance became effective for the FHLB beginning March 12, 2020 and may be applied through December 31, 2024. The FHLB elected optional practical expedients specific to fair value hedging relationships and contract modifications, and after June 30, 2023, the FHLB had no further variable-rate exposure to U.S. dollar London Interbank Offered Rate settings. These elections did not have a material effect on the FHLB's financial condition, results of operations, and cash flows.

Note 3 - Cash and Due from Banks

Cash and due from banks on the Statements of Condition includes cash on hand, cash items in the process of collection, compensating balances, and amounts due from correspondent banks and the Federal Reserve Bank.

Compensating Balances. The FHLB maintains collected cash balances with commercial banks in return for certain services. These agreements contain no legal restrictions on the withdrawal of funds. The average collected cash balances for the years ended December 31, 2023 and 2022 were approximately $764,000 and $408,000, respectively.

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

At December 31, 2023 and 2022, interest-bearing deposits and Federal funds sold were transacted with counterparties that have received a credit rating of single-A or greater by a nationally recognized statistical rating organization (NRSRO). The FHLB’s internal ratings of these counterparties may differ from those issued by an NRSRO. Finance Agency regulations include a limit on the amount of unsecured credit the FHLB may extend to a counterparty. At December 31, 2023 and 2022, all investments in interest-bearing deposits and Federal funds sold were repaid or expected to be repaid according to their respective contractual terms. No allowance for credit losses was recorded for these assets at December 31, 2023 and 2022. Carrying values of interest-bearing deposits and Federal funds sold exclude accrued interest receivable of (in thousands) $8,627 and $3,006 as of December 31, 2023, and $5,524 and $1,299 as of December 31, 2022.

Securities purchased under agreements to resell are short-term and are structured such that they are evaluated regularly to determine if the market value of the underlying securities decreases below the market value required as collateral (i.e., subject to collateral maintenance provisions). If so, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash, generally by the next business day. Based upon the collateral held as security and collateral maintenance provisions with counterparties, the FHLB determined that no allowance for credit losses was needed for its securities purchased under agreements to resell at December 31, 2023 and 2022. The carrying value of securities purchased under agreements to resell excludes accrued interest receivable of (in thousands) $2,373 and $232 as of December 31, 2023 and 2022, respectively.

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

Trading Securities

Table 4.1 - Trading Securities by Major Security Types (in thousands)

Fair Value	December 31, 2023	December 31, 2022
Non-mortgage-backed securities (non-MBS):
U.S. Treasury obligations	$248,688	$491,464
GSE obligations	1,497,009	1,488,235
Total non-MBS	1,745,697	1,979,699
Mortgage-backed securities (MBS):
U.S. obligation single-family	45	117
Total MBS	45	117
Total	$1,745,742	$1,979,816

Table 4.2 - Net Gains (Losses) on Trading Securities (in thousands)

	For the Years Ended December 31,
	2023	2022	2021
Net unrealized gains (losses) on trading securities held at period end	$14,592	$(284,575)	$(211,450)
Net gains (losses) on trading securities sold/matured during the period	1,407	(52,314)	(46,047)
Net gains (losses) on trading securities	$15,999	$(336,889)	$(257,497)

Available-for-Sale Securities

Table 4.3 - Available-for-Sale Securities by Major Security Types (in thousands)

	December 31, 2023
	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-MBS:
U.S. Treasury obligations	$7,630,467	$564	$(19,212)	$7,611,819
GSE obligations	119,366	575	(29)	119,912
Total non-MBS	7,749,833	1,139	(19,241)	7,731,731
MBS:
GSE multi-family	2,497,752	97	(57,992)	2,439,857
Total MBS	2,497,752	97	(57,992)	2,439,857
Total	$10,247,585	$1,236	$(77,233)	$10,171,588

	December 31, 2022
	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-MBS:
U.S. Treasury obligations	$7,202,715	$3,584	$(12,028)	$7,194,271
GSE obligations	117,555	726	(199)	118,082
Total non-MBS	7,320,270	4,310	(12,227)	7,312,353
MBS:
GSE multi-family	1,360,221	—	(40,809)	1,319,412
Total MBS	1,360,221	—	(40,809)	1,319,412
Total	$8,680,491	$4,310	$(53,036)	$8,631,765
(1)Amortized cost of available-for-sale securities includes adjustments made to the cost basis of an investment for accretion, amortization, and/or fair value hedge accounting adjustments, and excludes accrued interest receivable of (in thousands) $47,969 and $40,246 at December 31, 2023 and 2022, respectively.

Table 4.4 summarizes the available-for-sale securities with gross unrealized losses, which are aggregated by major security type and length of time that individual securities have been in a continuous gross unrealized loss position.

Table 4.4 - Available-for-Sale Securities in a Continuous Gross Unrealized Loss Position (in thousands)

	December 31, 2023
	Less than 12 Months		12 Months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Non-MBS:
U.S. Treasury obligations	$5,738,322	$(14,385)	$907,749	$(4,827)	$6,646,071	$(19,212)
GSE obligations	—	—	4,478	(29)	4,478	(29)
Total non-MBS	5,738,322	(14,385)	912,227	(4,856)	6,650,549	(19,241)
MBS:
GSE multi-family MBS	1,103,524	(12,797)	1,196,774	(45,195)	2,300,298	(57,992)
Total MBS	1,103,524	(12,797)	1,196,774	(45,195)	2,300,298	(57,992)
Total	$6,841,846	$(27,182)	$2,109,001	$(50,051)	$8,950,847	$(77,233)

	December 31, 2022
	Less than 12 Months		12 Months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Non-MBS:
U.S. Treasury obligations	$4,624,895	$(12,028)	$—	$—	$4,624,895	$(12,028)
GSE obligations	9,887	(199)	—	—	9,887	(199)
Total non-MBS	4,634,782	(12,227)	—	—	4,634,782	(12,227)
MBS:
GSE multi-family MBS	959,421	(22,519)	359,991	(18,290)	1,319,412	(40,809)
Total MBS	959,421	(22,519)	359,991	(18,290)	1,319,412	(40,809)
Total	$5,594,203	$(34,746)	$359,991	$(18,290)	$5,954,194	$(53,036)

Table 4.5 - Available-for-Sale Securities by Contractual Maturity (in thousands)

	December 31, 2023		December 31, 2022
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-MBS:
Due in 1 year or less	$—	$—	$—	$—
Due after 1 year through 5 years	7,010,815	6,994,480	2,576,167	2,577,121
Due after 5 years through 10 years	728,761	726,993	4,734,017	4,725,345
Due after 10 years	10,257	10,258	10,086	9,887
Total non-MBS	7,749,833	7,731,731	7,320,270	7,312,353
MBS (1)	2,497,752	2,439,857	1,360,221	1,319,412
Total	$10,247,585	$10,171,588	$8,680,491	$8,631,765
(1)MBS are not presented by contractual maturity because their expected maturities will likely differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 4.6 - Interest Rate Payment Terms of Available-for-Sale Securities (in thousands)

	December 31, 2023	December 31, 2022
Amortized cost of non-MBS:
Fixed-rate	$7,749,833	$7,320,270
Total amortized cost of non-MBS	7,749,833	7,320,270
Amortized cost of MBS:
Fixed-rate	2,497,752	1,360,221
Total amortized cost of MBS	2,497,752	1,360,221
Total	$10,247,585	$8,680,491

The FHLB had no sales of securities out of its available-for-sale portfolio for the years ended December 31, 2023, 2022 or 2021.

Held-to-Maturity Securities

Table 4.7 - Held-to-Maturity Securities by Major Security Types (in thousands)

	December 31, 2023
	Amortized Cost (1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
Non-MBS:
U.S. Treasury obligations	$49,078	$—	$(6)	$49,072
Total non-MBS	49,078	—	(6)	49,072
MBS:
U.S. obligation single-family	1,109,265	—	(129,457)	979,808
GSE single-family	3,146,571	23,124	(79,336)	3,090,359
GSE multi-family	12,527,219	2,159	(72,004)	12,457,374
Total MBS	16,783,055	25,283	(280,797)	16,527,541
Total	$16,832,133	$25,283	$(280,803)	$16,576,613

	December 31, 2022
	Amortized Cost (1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
Non-MBS:
U.S. Treasury obligations	$47,405	$—	$(51)	$47,354
Total non-MBS	47,405	—	(51)	47,354
MBS:
U.S. obligation single-family	1,232,001	—	(147,423)	1,084,578
GSE single-family	1,632,099	4,074	(101,140)	1,535,033
GSE multi-family	12,392,854	598	(77,374)	12,316,078
Total MBS	15,256,954	4,672	(325,937)	14,935,689
Total	$15,304,359	$4,672	$(325,988)	$14,983,043

(1)Carrying value equals amortized cost. Amortized cost of held-to-maturity securities includes adjustments made to the cost basis of an investment for accretion and amortization and excludes accrued interest receivable of (in thousands) $68,866 and $48,937 at December 31, 2023 and 2022, respectively.

Table 4.8 - Held-to-Maturity Securities by Contractual Maturity (in thousands)

	December 31, 2023		December 31, 2022
Year of Maturity	Amortized Cost (1)	Fair Value	Amortized Cost (1)	Fair Value
Non-MBS:
Due in 1 year or less	$49,078	$49,072	$47,405	$47,354
Due after 1 year through 5 years	—	—	—	—
Due after 5 years through 10 years	—	—	—	—
Due after 10 years	—	—	—	—
Total non-MBS	49,078	49,072	47,405	47,354
MBS (2)	16,783,055	16,527,541	15,256,954	14,935,689
Total	$16,832,133	$16,576,613	$15,304,359	$14,983,043
(1)Carrying value equals amortized cost.
(2)MBS are not presented by contractual maturity because their expected maturities will likely differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 4.9 - Interest Rate Payment Terms of Held-to-Maturity Securities (in thousands)

	December 31, 2023	December 31, 2022
Amortized cost of non-MBS:
Fixed-rate	$49,078	$47,405
Total amortized cost of non-MBS	49,078	47,405
Amortized cost of MBS:
Fixed-rate	4,118,328	2,709,494
Variable-rate	12,664,727	12,547,460
Total amortized cost of MBS	16,783,055	15,256,954
Total	$16,832,133	$15,304,359

For the years ended December 31, 2023, 2022 and 2021, the FHLB did not sell any held-to-maturity securities.

Allowance for Credit Losses on Available-for-Sale and Held-to-Maturity Securities

The FHLB evaluates available-for-sale and held-to-maturity investment securities for credit losses on a quarterly basis. The FHLB’s available-for-sale and held-to-maturity securities are U.S. Treasury obligations, GSE obligations, and MBS issued by Fannie Mae, Freddie Mac and Ginnie Mae that are backed by single-family or multi-family mortgage loans. The FHLB only purchases securities considered investment quality. At December 31, 2023 and 2022, all available-for-sale and held-to-maturity securities were rated single-A, or above, by an NRSRO, based on the lowest long-term credit rating for each security owned by the FHLB. The FHLB’s internal ratings of these securities may differ from those obtained from an NRSRO.

The FHLB evaluates individual available-for-sale securities for impairment by comparing the security’s fair value to its amortized cost. Impairment may exist when the fair value of the investment is less than its amortized cost (i.e., in an unrealized loss position). At December 31, 2023 and 2022, certain available-for-sale securities were in an unrealized loss position. These losses are considered temporary as the FHLB expects to recover the entire amortized cost basis on these available-for-sale investment securities and does not intend to sell these securities nor considers it more likely than not that it will be required to sell these securities before the anticipated recovery of each security's remaining amortized cost basis. Further, the FHLB has not experienced any payment defaults on the instruments at December 31, 2023 or 2022 and all of these securities are highly-rated. In the case of U.S. obligations, they carry an explicit government guarantee. In the case of GSE securities, they are purchased under the assumption that the issuers' obligation to pay principal and interest on those securities will be honored, taking into account their status as GSEs. As a result, no allowance for credit losses was recorded on these available-for-sale securities at December 31, 2023 and 2022.

The FHLB evaluates its held-to-maturity securities for impairment on a collective, or pooled basis, unless an individual assessment is deemed necessary because the securities do not possess similar risk characteristics. As of December 31, 2023 and 2022, the FHLB had not established an allowance for credit loss on any held-to-maturity securities because the securities: (1) were all highly-rated and/or had short remaining terms to maturity, (2) had not experienced, nor did the FHLB expect, any payment default on the instruments, (3) in the case of U.S. obligations, the securities carry an explicit government guarantee such that the FHLB considered the risk of nonpayment to be zero, and (4) in the case of GSE securities, they are purchased under an assumption that the issuers' obligation to pay principal and interest on those securities will be honored, taking into account their status as GSEs.

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

Table 5.1 - Advances by Redemption Term (dollars in thousands)

	December 31, 2023		December 31, 2022
Redemption Term	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Overdrawn demand deposit accounts	$458	5.54%	$—	—%
Due in 1 year or less	31,560,442	5.42	51,491,191	4.36
Due after 1 year through 2 years	10,707,268	5.18	5,904,109	3.69
Due after 2 years through 3 years	17,456,336	5.28	2,969,160	4.01
Due after 3 years through 4 years	4,668,018	3.90	2,418,222	4.14
Due after 4 years through 5 years	7,677,484	5.05	2,462,903	3.28
Thereafter	1,567,786	2.52	2,182,434	2.29
Total principal amount	73,637,792	5.15	67,428,019	4.17
Commitment fees	(81)		(90)
Discounts	(1,463)		(2,073)
Fair value hedging adjustments	(87,501)		(406,255)
Fair value option valuation adjustments and accrued interest	4,415		(46)
Total (1)	$73,553,162		$67,019,555
(1)Carrying values exclude accrued interest receivable of (in thousands) $366,930 and $149,255 at December 31, 2023 and 2022, respectively.

The FHLB offers certain fixed- and variable-rate Advances to members that may be prepaid on specified dates (call dates) without incurring prepayment or termination fees (callable Advances). Other Advances may only be prepaid subject to a prepayment fee paid to the FHLB that makes the FHLB financially indifferent to the prepayment of the Advance.

Table 5.2 - Advances by Redemption Term or Next Call Date (in thousands)

Redemption Term or Next Call Date	December 31, 2023	December 31, 2022
Overdrawn demand deposit accounts	$458	$—
Due in 1 year or less	34,560,442	54,497,542
Due after 1 year through 2 years	15,207,268	5,901,058
Due after 2 years through 3 years	9,988,956	1,465,860
Due after 3 years through 4 years	8,668,018	918,222
Due after 4 years through 5 years	3,644,864	2,462,903
Thereafter	1,567,786	2,182,434
Total principal amount	$73,637,792	$67,428,019

The FHLB also offers putable Advances. With a putable Advance, the FHLB effectively purchases put options from the member that allows the FHLB to terminate the Advance at predetermined dates. The FHLB normally would exercise its put option when interest rates increase relative to contractual rates.

Table 5.3 - Advances by Redemption Term or Next Put Date for Putable Advances (in thousands)

Redemption Term or Next Put Date	December 31, 2023	December 31, 2022
Overdrawn demand deposit accounts	$458	$—
Due in 1 year or less	31,985,442	52,461,191
Due after 1 year through 2 years	10,772,268	5,929,109
Due after 2 years through 3 years	17,471,336	2,989,160
Due after 3 years through 4 years	4,668,018	2,418,222
Due after 4 years through 5 years	7,577,484	2,382,903
Thereafter	1,162,786	1,247,434
Total principal amount	$73,637,792	$67,428,019

Table 5.4 - Advances by Interest Rate Payment Terms (in thousands)

	December 31, 2023	December 31, 2022
Fixed-rate (1)
Due in one year or less	$18,582,772	$42,492,817
Due after one year	23,531,967	8,968,517
Total fixed-rate (1)	42,114,739	51,461,334
Variable-rate (1)
Due in one year or less	12,978,128	8,998,374
Due after one year	18,544,925	6,968,311
Total variable-rate (1)	31,523,053	15,966,685
Total principal amount	$73,637,792	$67,428,019
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

Using a risk-based approach, the FHLB considers the payment status, collateralization levels, and borrower's financial condition to be indicators of credit quality for its credit products. At December 31, 2023 and 2022, the FHLB did not have any Advances that were past due, in non-accrual status or considered impaired. In addition, there were no modifications of Advances with borrowers experiencing financial difficulty during 2023 or 2022. At December 31, 2023 and 2022, the FHLB had rights to collateral on a member-by-member basis with an estimated value in excess of its outstanding extensions of credit.

Based upon the collateral held as security, its credit extension and collateral policies and the repayment history on Advances, the FHLB did not expect any credit losses on Advances as of December 31, 2023 and, therefore, no allowance for credit losses on Advances was recorded. For the same reasons, the FHLB did not record any allowance for credit losses on Advances at December 31, 2022.

Advance Concentrations

Table 5.5 - Borrowers Holding Five Percent or more of Total Advances, Including Any Known Affiliates that are Members of the FHLB (dollars in millions)

December 31, 2023			December 31, 2022
	Principal	% of Total Principal Amount of Advances		Principal	% of Total Principal Amount of Advances
JPMorgan Chase Bank, N.A.	$14,000	19%	U.S. Bank, N.A.	$19,000	28%
U.S. Bank, N.A.	10,000	14	Keybank, N.A.	11,344	17
Keybank, N.A.	9,836	13	Third Federal Savings and Loan Association	4,826	7
Third Federal Savings and Loan Association	5,008	7	Fifth Third Bank	4,301	6
Fifth Third Bank	4,001	5	Nationwide Life Insurance Company	3,136	5
Total	$42,845	58%	Total	$42,607	63%

Note 6 - Mortgage Loans

Total mortgage loans held for portfolio represent residential mortgage loans under the Mortgage Purchase Program (MPP) that the FHLB's members originate, credit enhance, and then sell to the FHLB. The FHLB does not service any of these loans.

Table 6.1 - Mortgage Loans Held for Portfolio (in thousands)

	December 31, 2023	December 31, 2022
Fixed rate medium-term single-family mortgage loans (1)	$462,554	$530,956
Fixed rate long-term single-family mortgage loans (2)	6,497,563	6,475,525
Total unpaid principal balance	6,960,117	7,006,481
Premiums	146,380	151,756
Discounts	(3,200)	(2,246)
Hedging basis adjustments (3)	5,353	6,819
Total mortgage loans held for portfolio (4)	7,108,650	7,162,810
Allowance for credit losses on mortgage loans	(316)	(301)
Mortgage loans held for portfolio, net	$7,108,334	$7,162,509
(1)Medium-term is defined as an original term of 15 years or less.
(2)Long-term is defined as an original term of greater than 15 years up to 30 years.
(3)Represents the unamortized balance of the mortgage purchase commitments' market values at the time of settlement. The market value of the commitment is included in the basis of the mortgage loan and amortized accordingly.
(4)Excludes accrued interest receivable of (in thousands) $23,193 and $21,846 at December 31, 2023 and 2022, respectively.

Table 6.2 - Mortgage Loans Held for Portfolio by Collateral/Guarantee Type (in thousands)

	December 31, 2023	December 31, 2022
Conventional mortgage loans	$6,863,020	$6,893,552
Federal Housing Administration (FHA) mortgage loans	97,097	112,929
Total unpaid principal balance	$6,960,117	$7,006,481

Table 6.3 - Members, Including Any Known Affiliates that are Members of the FHLB, and Former Members Selling Five Percent or more of Total Unpaid Principal (dollars in millions)

	December 31, 2023			December 31, 2022
	Principal	% of Total		Principal	% of Total
Union Savings Bank	$1,513	22%	Union Savings Bank	$1,651	24%
FirstBank	725	10	FirstBank	730	10
Guardian Savings Bank FSB	405	6	Guardian Savings Bank FSB	438	6
The Huntington National Bank	404	6

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

Table 6.4 - Changes in the LRA (in thousands)

	For the Years Ended December 31,
	2023	2022	2021
LRA at beginning of year	$244,254	$252,310	$246,435
Additions	8,248	7,476	20,181
Claims	(219)	(25)	(3)
Scheduled distributions	(13,232)	(15,507)	(14,303)
LRA at end of period	$239,051	$244,254	$252,310

Payment Status of Mortgage Loans. The key credit quality indicator for conventional mortgage loans is payment status, which allows the FHLB to monitor borrower performance. Past due loans are those where the borrower has failed to make a full payment of principal and interest within one month of its due date. Table 6.5 presents the payment status of conventional mortgage loans.

Table 6.5 - Credit Quality Indicator of Conventional Mortgage Loans (in thousands)

	December 31, 2023
	Origination Year
Payment status, at amortized cost:	Prior to 2019	2019 to 2023	Total
Past due 30-59 days	$15,870	$13,220	$29,090
Past due 60-89 days	2,989	821	3,810
Past due 90 days or more	7,379	2,568	9,947
Total past due mortgage loans	26,238	16,609	42,847
Current mortgage loans	2,316,368	4,651,660	6,968,028
Total conventional mortgage loans	$2,342,606	$4,668,269	$7,010,875

	December 31, 2022
	Origination Year
Payment status, at amortized cost:	Prior to 2018	2018 to 2022	Total
Past due 30-59 days	$12,643	$14,440	$27,083
Past due 60-89 days	3,303	1,751	5,054
Past due 90 days or more	8,251	3,682	11,933
Total past due mortgage loans	24,197	19,873	44,070
Current mortgage loans	2,404,090	4,600,889	7,004,979
Total conventional mortgage loans	$2,428,287	$4,620,762	$7,049,049

Other delinquency statistics include loans in process of foreclosure, serious delinquency rates, loans past due 90 days or more and still accruing interest, and non-accrual loans. Table 6.6 presents other delinquency statistics of mortgage loans.

Table 6.6 - Other Delinquency Statistics (dollars in thousands)

	December 31, 2023
Amortized Cost:	Conventional MPP Loans	FHA Loans	Total
In process of foreclosure (1)	$5,826	$134	$5,960
Serious delinquency rate (2)	0.14%	0.98%	0.16%
Past due 90 days or more still accruing interest (3)	$9,383	$959	$10,342
Loans on non-accrual status (4)	$1,294	$—	$1,294

	December 31, 2022
Amortized Cost:	Conventional MPP Loans	FHA Loans	Total
In process of foreclosure (1)	$7,206	$361	$7,567
Serious delinquency rate (2)	0.18%	1.32%	0.19%
Past due 90 days or more still accruing interest (3)	$11,369	$1,500	$12,869
Loans on non-accrual status (4)	$1,423	$—	$1,423
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
(4)At December 31, 2023 and 2022, (in thousands) $1,162 and $971, respectively, of conventional MPP loans on non-accrual status do not have a related allowance because these loans were either previously charged off to their expected recoverable value and/or the fair value of the underlying collateral, including any credit enhancements, is greater than the amortized cost of the loans.

The FHLB did not have any real estate owned at December 31, 2023 or 2022.

Mortgage Loan Modifications. Under certain circumstances, the FHLB offers loan modifications within its MPP. Most commonly, loan modifications consist of capitalization of any past due interest with a corresponding increase in unpaid principal and a recast of the monthly principal and interest payment. Less frequently, loan modifications may include interest rate reductions, term extensions, balloon payments, or a combination of these types. The amortized cost basis of mortgage loans modified with borrowers experiencing financial difficulty during the year ended December 31, 2023 was (in thousands) $5,278. The financial effect of the modifications was not material to the FHLB’s financial condition or results of operations.

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

Allowance for Credit Losses on Conventional Mortgage Loans. At December 31, 2023 and 2022 the FHLB's allowance for credit losses on its conventional mortgage loans held for portfolio was (in thousands) $316 and $301, respectively.

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

Types of Derivatives

The FHLB primarily uses the following derivative instruments:

Interest rate swaps - An interest rate swap is an agreement between two entities to exchange cash flows in the future. The agreement sets the dates on which the cash flows will be exchanged and the manner in which the cash flows will be calculated. One of the simplest forms of an interest rate swap involves the promise by one party to pay cash flows equivalent to the interest on a notional principal amount at a predetermined fixed rate for a given period of time. In return for this promise, this party receives cash flows equivalent to the interest on the same notional principal amount at a variable-rate index for the same period of time. As of December 31, 2023, the variable-rates received or paid by the FHLB in its derivative transactions were based on the Federal Funds Overnight Index Swap (OIS) and Secured Overnight Financing Rate (SOFR).

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

Types of Hedged Items

The types of assets and liabilities currently hedged with derivatives are:

Investments - The interest rate and prepayment risks associated with the FHLB's investment securities are managed through a combination of debt issuance and derivatives. The FHLB may manage the prepayment and interest rate risk by funding investment securities with Consolidated Obligations that have call features or by hedging these risks with interest rate swaps or swaptions. The FHLB may also manage the risk arising from changing market prices and volatility of investment securities by entering into economic derivatives that generally offset the changes in fair value of the securities. Derivatives held by the FHLB that are associated with trading and held-to-maturity securities are economic hedges, and derivatives specifically linked to individual available-for-sale securities may qualify as fair value hedges or be economic hedges.

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

Table 7.1 - Fair Value of Derivative Instruments (in thousands)

	December 31, 2023
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as fair value hedging instruments:
Interest rate swaps	$41,383,192	$9,352	$34,302
Derivatives not designated as hedging instruments:
Interest rate swaps	36,585,870	141,676	23,465
Interest rate swaptions	425,000	2,748	—
Mortgage delivery commitments	100,924	1,202	6
Total derivatives not designated as hedging instruments	37,111,794	145,626	23,471
Total derivatives before adjustments	$78,494,986	154,978	57,773
Netting adjustments and cash collateral (1)		(52,987)	(47,942)
Total derivative assets and total derivative liabilities		$101,991	$9,831

	December 31, 2022
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as fair value hedging instruments:
Interest rate swaps	$21,577,007	$37,175	$32,630
Derivatives not designated as hedging instruments:
Interest rate swaps	28,840,270	5,839	55,327
Interest rate swaptions	355,000	7,766	—
Mortgage delivery commitments	14,291	12	88
Total derivatives not designated as hedging instruments	29,209,561	13,617	55,415
Total derivatives before adjustments	$50,786,568	50,792	88,045
Netting adjustments and cash collateral (1)		439,768	(87,585)
Total derivative assets and total derivative liabilities		$490,560	$460

(1)Amounts represent the application of the netting requirements that allow the FHLB to settle positive and negative positions, and also cash collateral, including accrued interest, held or placed by the FHLB with the same clearing agent and/or counterparty. Cash collateral posted, including accrued interest, was (in thousands) $98,438 and $533,270 at December 31, 2023 and 2022, respectively. Cash collateral received, including accrued interest, was (in thousands) $103,483 and $5,917 at December 31, 2023 and 2022, respectively.

Table 7.2 presents the impact of qualifying fair value hedging relationships on net interest income as well as the total interest income (expense) by product.

Table 7.2 - Impact of Fair Value Hedging Relationships on Net Interest Income (in thousands)

	For the Year Ended December 31, 2023
	Advances	Available-for-Sale Securities	Consolidated Bonds
Total interest income (expense) recorded in the Statements of Income	$4,447,281	$522,793	$(3,931,630)
Impact of Fair Value Hedging Relationships
Interest rate swaps:
Net interest settlements	$343,745	$350,619	$(32,645)
Gain (loss) on derivatives	(319,157)	(206,696)	39,487
Gain (loss) on hedged items	318,755	213,133	(39,511)
Price alignment amount (1)	(22,764)	(53,393)	396
Effect on net interest income	$320,579	$303,663	$(32,273)

	For the Year Ended December 31, 2022
	Advances	Available-for-Sale Securities	Consolidated Bonds
Total interest income (expense) recorded in the Statements of Income	$1,208,130	$162,394	$(935,003)
Impact of Fair Value Hedging Relationships
Interest rate swaps:
Net interest settlements	$11,923	$39,382	$(4,263)
Gain (loss) on derivatives	526,936	927,048	(40,524)
Gain (loss) on hedged items	(510,628)	(928,860)	40,640
Price alignment amount (1)	(5,756)	(14,027)	245
Effect on net interest income	$22,475	$23,543	$(3,902)

	For the Year Ended December 31, 2021
	Advances	Available-for-Sale Securities	Consolidated Bonds
Total interest income (expense) recorded in the Statements of Income	$134,600	$7,228	$(343,495)
Impact of Fair Value Hedging Relationships
Interest rate swaps:
Net interest settlements	$(109,824)	$(20,521)	$1,137
Gain (loss) on derivatives	254,102	71,733	(3,216)
Gain (loss) on hedged items	(254,112)	(71,331)	3,190
Price alignment amount (1)	49	(1)	(1)
Effect on net interest income	$(109,785)	$(20,120)	$1,110
(1)    This amount is for derivatives for which variation margin is characterized as a daily settled contract.

Table 7.3 presents the cumulative basis adjustments on hedged items designated as fair value hedges and the related amortized cost of the hedged items.

Table 7.3 - Cumulative Basis Adjustments for Fair Value Hedges (in thousands)

	December 31, 2023
	Advances	Available-for-Sale Securities	Consolidated Bonds
Amortized cost of hedged asset or liability (1)	$28,017,560	$10,222,924	$2,271,192
Fair value hedging adjustments
Basis adjustments for active hedging relationships included in amortized cost	$(88,047)	$(775,129)	$(2,234)
Basis adjustments for discontinued hedging relationships included in amortized cost	546	16,064	—
Total amount of fair value hedging basis adjustments	$(87,501)	$(759,065)	$(2,234)

	December 31, 2022
	Advances	Available-for-Sale Securities	Consolidated Bonds
Amortized cost of hedged asset or liability (1)	$10,199,624	$8,668,634	$1,286,881
Fair value hedging adjustments
Basis adjustments for active hedging relationships included in amortized cost	$(407,137)	$(989,810)	$(41,745)
Basis adjustments for discontinued hedging relationships included in amortized cost	882	13,932	—
Total amount of fair value hedging basis adjustments	$(406,255)	$(975,878)	$(41,745)
(1)     Includes only the portion of amortized cost representing the hedged items in active or discontinued fair value hedging relationships. Amortized cost includes fair value hedging adjustments.

Table 7.4 presents net gains (losses) recorded in non-interest income (loss) on derivatives not designated as hedging instruments.

Table 7.4 - Net Gains (Losses) Recorded in Non-interest Income (Loss) on Derivatives Not Designated as Hedging Instruments (in thousands)

	For the Years Ended December 31,
	2023	2022	2021
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	$12,795	$220,342	$242,731
Interest rate swaptions	(6,670)	9,617	(181)
Net interest settlements	(3,267)	(89,583)	(163,533)
Mortgage delivery commitments	845	(8,507)	3,119
Total net gains (losses) related to derivatives not designated as hedging instruments	3,703	131,869	82,136
Price alignment amount (1)	(5,768)	(878)	128
Net gains (losses) on derivatives	$(2,065)	$130,991	$82,264
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

For cleared derivatives, the Clearinghouse determines initial margin requirements and generally credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including, but not limited to, credit rating downgrades. At December 31, 2023, the FHLB was not required to post additional initial margin by its clearing agents based on credit considerations.

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

Table 7.5 - Offsetting of Derivative Assets and Derivative Liabilities (in thousands)

	December 31, 2023
	Derivative Instruments Meeting Netting Requirements				Non-cash Collateral Not Offset
	Gross Recognized Amount	Gross Amount of Netting Adjustments and Cash Collateral	Derivative Instruments Not Meeting Netting Requirements (1)	Total Derivative Assets and Total Derivative Liabilities	Can Be Sold or Repledged	Net Amount (2)
Derivative Assets:
Uncleared	$149,580	$(139,559)	$1,202	$11,223	$—	$11,223
Cleared	4,196	86,572	—	90,768	—	90,768
Total				$101,991		$101,991
Derivative Liabilities:
Uncleared	$42,910	$(42,320)	$6	$596	$—	$596
Cleared	14,857	(5,622)	—	9,235	9,235	—
Total				$9,831		$596

	December 31, 2022
	Derivative Instruments Meeting Netting Requirements				Non-cash Collateral Not Offset
	Gross Recognized Amount	Gross Amount of Netting Adjustments and Cash Collateral	Derivative Instruments Not Meeting Netting Requirements (1)	Total Derivative Assets and Total Derivative Liabilities	Can Be Sold or Repledged	Net Amount (2)
Derivative Assets:
Uncleared	$19,195	$(12,600)	$12	$6,607	$—	$6,607
Cleared	31,585	452,368	—	483,953	—	483,953
Total				$490,560		$490,560
Derivative Liabilities:
Uncleared	$83,896	$(83,524)	$88	$460	$—	$460
Cleared	4,061	(4,061)	—	—	—	—
Total				$460		$460
(1)    Includes mortgage delivery commitments that are not subject to an enforceable netting agreement.
(2)    Any over-collateralization at the individual clearing agent and/or counterparty level is not included in the determination of the net amount. At December 31, 2023, the FHLB had additional net credit exposure of (in thousands) $810,559 due to instances where the FHLB's non-cash collateral to a counterparty exceeded the FHLB's net derivative position.

Note 8 - Deposits

The FHLB offers demand and overnight deposits to members and to qualifying nonmembers. In addition, the FHLB offers short-term interest-bearing deposit programs to members, and in certain cases, to qualifying nonmembers. A member that services mortgage loans may deposit funds collected in connection with the mortgage loans at the FHLB, pending disbursement of such funds. The FHLB classifies these funds as other interest-bearing deposits. Deposits classified as demand, overnight, and other pay interest based on a daily interest rate. Term deposits pay interest based on a fixed rate determined at the issuance of the deposit.

Table 8.1 - Deposits (in thousands)

	December 31, 2023	December 31, 2022
Interest-bearing:
Demand and overnight	$986,509	$977,140
Term	121,325	55,925
Other	5,870	6,362
Total interest-bearing deposits	$1,113,704	$1,039,427

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

The par values of the 11 FHLBanks' outstanding Consolidated Obligations were approximately $1,204.3 billion and $1,181.7 billion at December 31, 2023 and 2022, respectively. Finance Agency regulations require the FHLB to maintain unpledged qualifying assets equal to its participation in the Consolidated Obligations outstanding. Qualifying assets are defined as cash; secured Advances; obligations of or fully guaranteed by the United States; and investments (i.e., obligations, participations or other instruments of or issued by Fannie Mae or Ginnie Mae; mortgage, obligations, or other securities which are or ever have been sold by Freddie Mac; and such securities as fiduciary and trust funds may invest in under the laws of the state in which the FHLB is located). Any assets subject to a lien or pledge for the benefit of holders of any issue of Consolidated Obligations are treated as if they were free from lien or pledge for purposes of compliance with these regulations.

Table 9.1 - Consolidated Discount Notes Outstanding (dollars in thousands)

	Carrying Value	Principal Amount	Weighted Average Interest Rate (1)
December 31, 2023	$23,690,526	$23,837,675	5.22%
December 31, 2022	$40,691,180	$41,007,526	3.95%
(1)Represents an implied rate without consideration of concessions.

Table 9.2 - Consolidated Bonds Outstanding by Original Contractual Maturity (dollars in thousands)

	December 31, 2023		December 31, 2022
Year of Original Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$59,008,905	5.30%	$48,105,620	4.00%
Due after 1 year through 2 years	23,809,000	5.09	3,056,405	2.97
Due after 2 years through 3 years	2,111,000	3.49	2,815,000	1.70
Due after 3 years through 4 years	1,604,500	1.96	934,000	1.97
Due after 4 years through 5 years	1,536,500	3.45	1,586,000	1.94
Thereafter	3,502,140	3.42	3,246,140	2.83
Total principal amount	91,572,045	5.04	59,743,165	3.69
Premiums	37,559		28,958
Discounts	(27,194)		(18,716)
Fair value hedging adjustments	(2,234)		(41,745)
Fair value option valuation adjustment and accrued interest	176,254		(43,917)
Total	$91,756,430		$59,667,745

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

Table 9.3 - Consolidated Bonds Outstanding by Call Features (in thousands)

	December 31, 2023	December 31, 2022
Principal Amount of Consolidated Bonds:
Non-callable	$63,921,045	$49,628,665
Callable	27,651,000	10,114,500
Total principal amount	$91,572,045	$59,743,165

Table 9.4 - Consolidated Bonds Outstanding by Original Contractual Maturity or Next Call Date (in thousands)

Year of Original Contractual Maturity or Next Call Date	December 31, 2023	December 31, 2022
Due in 1 year or less	$69,410,905	$54,465,620
Due after 1 year through 2 years	16,402,000	1,543,405
Due after 2 years through 3 years	1,648,000	803,000
Due after 3 years through 4 years	326,500	571,000
Due after 4 years through 5 years	1,081,500	258,000
Thereafter	2,703,140	2,102,140
Total principal amount	$91,572,045	$59,743,165

Table 9.5 - Consolidated Bonds by Interest-rate Payment Type (in thousands)

	December 31, 2023	December 31, 2022
Principal Amount of Consolidated Bonds:
Fixed-rate	$33,686,045	$19,797,165
Variable-rate	57,886,000	39,621,000
Step-up	—	325,000
Total principal amount	$91,572,045	$59,743,165

Note 10 - Affordable Housing Program (AHP)

The FHLBank Act requires each FHLBank to establish an AHP. Each FHLBank provides subsidies in the form of direct grants or below-market interest rates on Advances to members who provide the funds to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. Each FHLBank recognizes AHP assessment expense equal to the greater of 10 percent of its annual income subject to assessment or the prorated sum required to ensure the aggregate contribution by the FHLBanks is no less than $100 million for each year. For purposes of the statutory AHP calculation, income subject to assessment is defined as net income before AHP assessments, plus interest expense related to mandatorily redeemable capital stock. The FHLB accrues AHP expense monthly based on its income subject to assessment. The FHLB reduces the AHP liability as members use subsidies. In addition to the required AHP assessment, the Board of Directors may elect to make voluntary contributions to the AHP.

If the FHLB experienced a net loss during a quarter, but still had income subject to AHP assessment for the year, the FHLB's obligation to the AHP would be calculated based on the FHLB's year-to-date income subject to assessment. If the FHLB had income subject to assessment in subsequent quarters, it would be required to contribute additional amounts to meet its calculated annual obligation. If the FHLB experienced a net loss for a full year, the FHLB would have no obligation to the AHP for the year, because each FHLBank's required annual AHP contribution is limited to its annual income subject to assessment. If the aggregate 10 percent calculation described above was less than $100 million for the FHLBanks, each FHLBank would be required to contribute a prorated sum to ensure that the aggregate contributions by the FHLBanks equaled $100 million. The proration would be made on the basis of an FHLBank's income in relation to the income of all FHLBanks for the previous year.

There was no shortfall, as described above, in 2023, 2022, or 2021. If an FHLBank finds that its required AHP obligations are contributing to its financial instability, it may apply to the Finance Agency for a temporary suspension of its contributions under the FHLBank Act. The FHLB has never made such an application.

Table 10.1 - Rollforward of the AHP Liability (in thousands)

	2023	2022
Balance at beginning of year	$87,923	$84,504
Assessments (current year additions)	74,522	28,613
Voluntary contribution	7,307	3,000
Subsidy uses, net of recaptured amounts	(29,945)	(28,194)
Balance at end of year	$139,807	$87,923

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

The Finance Agency may require the FHLB to maintain greater permanent capital than is required based on Finance Agency rules and regulations.

At December 31, 2023 and 2022, the FHLB was in compliance with each of these capital requirements.

Table 11.1 - Capital Requirements (dollars in thousands)

	December 31, 2023		December 31, 2022
	Minimum Requirement	Actual	Minimum Requirement	Actual
Risk-based capital	$1,373,464	$6,521,334	$920,030	$6,569,024
Capital-to-assets ratio (regulatory)	4.00%	5.26%	4.00%	6.05%
Regulatory capital	$4,959,830	$6,521,334	$4,344,380	$6,569,024
Leverage capital-to-assets ratio (regulatory)	5.00%	7.89%	5.00%	9.07%
Leverage capital	$6,199,787	$9,782,001	$5,430,475	$9,853,536

The FHLB currently offers only Class B stock, which is issued and redeemed at a par value of $100 per share. Class B stock may be issued to meet membership and activity stock purchase requirements, to pay dividends, and to pay interest on mandatorily redeemable capital stock. Membership stock is required to become a member of and maintain membership in the FHLB. The membership stock requirement is based upon a percentage of the member's total assets. At December 31, 2023, the membership stock requirement was determined within a declining range from 0.08 percent to 0.02 percent of each member's total assets, with a minimum of $1 thousand and a maximum of $20 million for each member.

In addition to membership stock, a member may be required to hold activity stock to capitalize certain transactions with the FHLB, including Advances, certain funds and rate Advance commitments, Letters of Credit, and MPP activity that occurred after implementation of the Capital Plan on December 30, 2002. Members were required to maintain activity stock capitalization percentages as follows for 2023 and 2022: 4.50 percent for Advances and Advance commitments, 0.10 percent for Letters of Credit, and 3.00 percent for MPP. If a member owns more than its required activity stock, the additional stock is classified as excess stock.

A member may request redemption of all or part of its Class B stock or may withdraw from membership by giving five years' advance written notice. When the FHLB repurchases capital stock, it must first repurchase shares for which a redemption or withdrawal notice's five-year redemption period or withdrawal period has expired. Typically, the FHLB repurchases member shares subject to outstanding redemption notices prior to the expiration of the five-year redemption period.

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

Restricted Retained Earnings. The Capital Agreement is intended to enhance the capital position of each FHLBank. The Capital Agreement provides that each FHLBank will, on a quarterly basis, allocate 20 percent of its net income to a separate restricted retained earnings account until the balance of that account, calculated as of the last day of each calendar quarter, equals at least one percent of that FHLBank's average balance of outstanding Consolidated Obligations for the calendar quarter. These restricted retained earnings are not available to pay dividends but are available to absorb unexpected losses, if any, that an FHLBank may experience. At December 31, 2023 and 2022 the FHLB had (in thousands) $693,682 and $560,118, respectively, in restricted retained earnings. Additionally, the Capital Agreement provides that amounts in restricted retained earnings in excess of 150 percent of the FHLB's restricted retained earnings minimum (i.e., one percent of the FHLB's average balance of outstanding Consolidated Obligations calculated as of the last day of each calendar quarter) may be released from restricted retained earnings.

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

Stock subject to a redemption or withdrawal notice that is within the “grace period” continues to be considered equity because there is no penalty or fee to retract these notices. Expiration of the “grace period” triggers the reclassification from equity to a liability (mandatorily redeemable capital stock) at fair value because after the “grace period” the penalty to retract these notices is considered substantive. If a member cancels its written notice of redemption or notice of withdrawal, the FHLB will reclassify mandatorily redeemable capital stock from a liability to equity. Dividends related to capital stock classified as a liability are accrued at the expected dividend rate and reported as interest expense in the Statements of Income. For the years ended December 31, 2023, 2022, and 2021 dividends on mandatorily redeemable capital stock (in thousands) of $2,885, $5,522 and $383, respectively, were recorded as interest expense.

Table 11.2 - Rollforward of Mandatorily Redeemable Capital Stock (in thousands)

	2023	2022	2021
Balance, beginning of year	$17,453	$21,211	$19,454
Capital stock subject to mandatory redemption reclassified from equity	573,291	2,664,846	73,491
Repurchase/redemption of mandatorily redeemable capital stock	(573,430)	(2,668,604)	(71,734)
Balance, end of year	$17,314	$17,453	$21,211

The number of stockholders holding the mandatorily redeemable capital stock was 15, 16 and 17 at December 31, 2023, 2022, and 2021.

As of December 31, 2023 there were no members or former members that had requested redemptions of capital stock whose stock had not been reclassified as mandatorily redeemable capital stock because the “grace periods” had not yet expired on these requests.

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

Table 11.3 - Mandatorily Redeemable Capital Stock by Contractual Year of Redemption (in thousands)

Contractual Year of Redemption	December 31, 2023	December 31, 2022
Year 1	$9	$1,148
Year 2	—	29
Year 3	4,915	5
Year 4	2,963	5,853
Year 5	2,865	3,313
Past contractual redemption date due to remaining activity (1)	6,562	7,105
Total	$17,314	$17,453
(1)Represents mandatorily redeemable capital stock that is past the end of the contractual redemption period because there is activity outstanding to which the mandatorily redeemable capital stock relates.

Excess Capital Stock. Excess capital stock is the amount of stock held by a member (or former member) in excess of that institution's minimum stock ownership requirement. Finance Agency rules limit the ability of an FHLBank to create member excess stock under certain circumstances. The FHLB may not pay dividends in the form of capital stock or issue new excess stock to members if its excess stock exceeds one percent of its total assets or if the issuance of excess stock would cause the FHLB's excess stock to exceed one percent of its total assets. At December 31, 2023, the FHLB had excess capital stock outstanding totaling less than one percent of its total assets. At December 31, 2023, the FHLB was in compliance with the Finance Agency's excess stock rules.

Note 12 - Accumulated Other Comprehensive Income (Loss)

The following tables summarize the changes in accumulated other comprehensive income (loss) for the years ended December 31, 2023, 2022, and 2021.

Table 12.1 - Accumulated Other Comprehensive Income (Loss) (in thousands)

	Net unrealized gains (losses) on available-for-sale securities	Pension and postretirement benefits	Total accumulated other comprehensive income (loss)
BALANCE, DECEMBER 31, 2020	$4,718	$(19,703)	$(14,985)
Other comprehensive income before reclassification:
Net unrealized gains (losses)	21,407	—	21,407
Net actuarial gains (losses)	—	2,170	2,170
Prior service benefit	—	1,882	1,882
Reclassifications from other comprehensive income (loss) to net income:
Amortization - pension and postretirement benefits (1)	—	2,620	2,620
Net current period other comprehensive income (loss)	21,407	6,672	28,079
BALANCE, DECEMBER 31, 2021	26,125	(13,031)	13,094
Other comprehensive income before reclassification:
Net unrealized gains (losses)	(74,851)	—	(74,851)
Net actuarial gains (losses)	—	11,108	11,108
Reclassifications from other comprehensive income (loss) to net income:
Amortization - pension and postretirement benefits (1)	—	1,309	1,309
Net current period other comprehensive income (loss)	(74,851)	12,417	(62,434)
BALANCE, DECEMBER 31, 2022	(48,726)	(614)	(49,340)
Other comprehensive income before reclassification:
Net unrealized gains (losses)	(27,271)	—	(27,271)
Net actuarial gains (losses)	—	(334)	(334)
Reclassifications from other comprehensive income (loss) to net income:
Amortization - pension and postretirement benefits (1)	—	(392)	(392)
Net current period other comprehensive income (loss)	(27,271)	(726)	(27,997)
BALANCE, DECEMBER 31, 2023	$(75,997)	$(1,340)	$(77,337)
(1)Included in Non-Interest Expense - Other in the Statements of Income.

Note 13 - Pension and Postretirement Benefit Plans

Qualified Defined Benefit Multi-employer Plan. The FHLB participates in the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra Defined Benefit Plan), a tax-qualified defined benefit pension plan. The Pentegra Defined Benefit Plan is treated as a multi-employer plan for accounting purposes, but operates as a multiple-employer plan under the Employee Retirement Income Security Act of 1974 (ERISA) and the Internal Revenue Code. As a result, certain multi-employer plan disclosures, including the certified zone status, are not applicable to the Pentegra Defined Benefit Plan. Under the Pentegra Defined Benefit Plan, contributions made by one participating employer may be used to provide benefits to employees of other participating employers because assets contributed by an employer are not segregated in a separate account or restricted to provide benefits only to employees of that employer. Also, in the event a participating employer is unable to meet its contribution requirements, the required contributions for the other participating employers could increase proportionately. The

Pentegra Defined Benefit Plan covers all officers and employees of the FHLB hired prior to January 1, 2024 and who meet certain eligibility requirements.

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

The most recent Form 5500 available for the Pentegra Defined Benefit Plan is for the year ended June 30, 2022. The FHLB did not contribute more than five percent of the total contributions to the Pentegra Defined Benefit Plan for the plan years ended June 30, 2022, 2021 and 2020.

Table 13.1 - Pentegra Defined Benefit Plan Net Pension Cost and Funded Status (dollars in thousands)

	2023		2022		2021
Net pension cost charged to compensation and benefit expense for the year ended December 31	$5,163		$5,911		$6,473
Pentegra Defined Benefit Plan funded status as of July 1	113.64%	(a)	119.09%	(b)	130.59%
FHLB's funded status as of July 1	130.76%		135.80%		146.44%
(a)    The Pentegra Defined Benefit Plan's funded status as of July 1, 2023 is preliminary and may increase because the plan's participants were permitted to make contributions for the plan year ended June 30, 2023 through March 15, 2024. Contributions made on or before March 15, 2024, and designated for the plan year ended June 30, 2023, will be included in the final valuation as of July 1, 2023. The final funded status as of July 1, 2023 will not be available until the Form 5500 for the plan year July 1, 2023 through June 30, 2024 is filed (this Form 5500 is due to be filed no later than April 2025).
(b)    The Pentegra Defined Benefit Plan's funded status as of July 1, 2022 is preliminary and may increase because the plan's participants were permitted to make contributions for the plan year ended June 30, 2022 through March 15, 2023. Contributions made on or before March 15, 2023, and designated for the plan year ended June 30, 2022, will be included in the final valuation as of July 1, 2022. The final funded status as of July 1, 2022 will not be available until the Form 5500 for the plan year July 1, 2022 through June 30, 2023 is filed (this Form 5500 is due to be filed no later than April 2024).

Qualified Defined Contribution Plan. The FHLB maintains a tax-qualified, defined contribution plan for its employees. The FHLB contributes a percentage of the participants' compensation by making a matching contribution equal to a certain percentage of voluntary employee contributions, subject to certain IRS limitations. Additionally, for employees who were hired after January 1, 2024, the FHLB makes an annual six percent non-elective retirement contribution. The FHLB contributed $2,475,000, $2,336,000, and $1,520,000 in the years ended December 31, 2023, 2022, and 2021, respectively. The FHLB's contributions are recorded as compensation and benefits expense in the Statements of Income.

Non-qualified Supplemental Executive Retirement Plan (SERP). In 2023, the FHLB established a non-qualified, unfunded supplemental defined contribution plan for executive officers and certain other highly compensated employees. The SERP ensures that participants receive the full amount of benefits to which they would have been entitled under the qualified defined contribution plan in the absence of limits on benefit levels imposed by the IRS. For executives hired after January 1, 2024 and approved for participation, the SERP also restores non-elective retirement contributions on pay in excess of the IRS limits and includes an additional six percent contribution on all eligible pay. The unfunded liability associated with the SERP was $411,000 at December 31, 2023. The FHLB recorded $411,000 as compensation and benefits expense in the Statements of Income in the year ended December 31, 2023 for costs associated with the SERP.

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

Table 13.2 - Benefit Obligation, Fair Value of Plan Assets and Funded Status (in thousands)

	Defined Benefit Retirement Plan		Postretirement Benefits Plan
Change in benefit obligation:	2023	2022	2023	2022
Benefit obligation at beginning of year	$35,338	$46,527	$3,564	$4,011
Service cost	344	537	—	4
Interest cost	1,683	1,206	171	105
Actuarial loss (gain)	160	(10,811)	174	(297)
Benefits paid	(1,569)	(2,121)	(246)	(259)
Benefit obligation at end of year	35,956	35,338	3,663	3,564
Change in plan assets:
Fair value of plan assets at beginning of year	—	—	—	—
Employer contribution	1,569	2,121	246	259
Benefits paid	(1,569)	(2,121)	(246)	(259)
Fair value of plan assets at end of year	—	—	—	—
Funded status at end of year	$(35,956)	$(35,338)	$(3,663)	$(3,564)

Amounts recognized in “Other liabilities” on the Statements of Condition for the Defined Benefit Retirement Plan and Postretirement Benefits Plan as of December 31, 2023 and 2022 were (in thousands) $39,619 and $38,902, respectively.

Table 13.3 - Amounts Recognized in Accumulated Other Comprehensive Income (in thousands)

	Defined Benefit Retirement Plan		Postretirement Benefits Plan
	2023	2022	2023	2022
Net actuarial loss (gain)	$2,609	$2,449	$(290)	$(495)
Prior service benefit	(979)	(1,340)	—	—
Total	$1,630	$1,109	$(290)	$(495)

Table 13.4 - Net Periodic Benefit Cost and Other Amounts Recognized in Accumulated Other Comprehensive Income (in thousands)

	For the Years Ended December 31,
	Defined Benefit Retirement Plan			Postretirement Benefits Plan
	2023	2022	2021	2023	2022	2021
Net Periodic Benefit Cost
Service cost	$344	$537	$899	$—	$4	$7
Interest cost	1,683	1,206	1,171	171	105	115
Amortization of prior service benefit	(361)	(361)	(181)	—	—	—
Amortization of net loss	—	1,670	2,747	(31)	—	54
Net periodic benefit cost	$1,666	$3,052	$4,636	$140	$109	$176
Other Changes in Benefit Obligations Recognized in Other Comprehensive Income
Net loss (gain)	$160	$(10,811)	$(1,224)	$174	$(297)	$(946)
Prior service benefit	—	—	(1,882)	—	—	—
Amortization of net loss	—	(1,670)	(2,747)	31	—	(54)
Amortization of prior service benefit	361	361	181	—	—	—
Total recognized in other comprehensive income	521	(12,120)	(5,672)	205	(297)	(1,000)
Total recognized in net periodic benefit cost and other comprehensive income	$2,187	$(9,068)	$(1,036)	$345	$(188)	$(824)

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

Table 13.5 - Benefit Obligation Key Assumptions

	Defined Benefit Retirement Plan		Postretirement Benefits Plan
	2023	2022	2023	2022
Discount rate	4.76%	4.96%	4.79%	4.99%
Salary increases	5.00%	5.00%	N/A	N/A

Table 13.6 presents the key assumptions used for the actuarial calculations to determine net periodic benefit cost for the Defined Benefit Retirement Plan and Postretirement Benefit Plan.

Table 13.6 - Net Periodic Benefit Cost Key Assumptions

	Defined Benefit Retirement Plan			Postretirement Benefits Plan
	2023	2022	2021	2023	2022	2021
Discount rate (1)	4.96%	2.64%	2.26/2.61%	4.99%	2.69%	2.33%
Salary increases	5.00%	5.00%	5.00%	N/A	N/A	N/A
(1)    For the Defined Benefit Retirement Plan in 2021, a rate of 2.26% was used for the first six months of 2021 while a rate of 2.61% was used for the second six months of 2021 resulting from an interim actuarial valuation at June 30, 2021, due to the Defined Benefit Retirement Plan amendment.

Table 13.7 - Postretirement Benefits Plan Assumed Health Care Cost Trend Rates

	2023	2022
Assumed for next year	7.00%	6.50%
Ultimate rate	5.00%	5.00%
Year that ultimate rate is reached	2027	2024

The discount rates for the disclosures as of December 31, 2023 were determined by using a discounted cash flow approach, which incorporates the timing of each expected future benefit payment. Estimated future benefit payments are based on each plan's census data, benefit formulas and provisions, and valuation assumptions reflecting the probability of decrement and survival. The present value of the future benefit payments is determined by using weighted average duration based interest rate yields from a variety of highly rated relevant corporate bond indices as of December 31, 2023, and solving for the single discount rate that produces the same present value.

Table 13.8 presents the estimated future benefits payments reflecting expected future services for the years ended after December 31, 2023.

Table 13.8 - Estimated Future Benefit Payments (in thousands)

Years	Defined Benefit Retirement Plan	Postretirement Benefit Plan
2024	$1,685	$286
2025	1,877	284
2026	2,025	280
2027	2,457	266
2028	2,564	263
2029 - 2033	12,761	1,342

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

The Traditional Member Finance segment includes products such as Advances and investments and the borrowing costs related to those assets. The FHLB assigns its investments to this segment primarily because they historically have been used to provide liquidity for Advances and to support the level and volatility of earnings from Advances. All interest rate swaps, including their market value adjustments, are allocated to the Traditional Member Finance segment. The FHLB executed all of its interest rate swaps in its management of market risk for the Traditional Member Finance segment. For the years ended 2022 and 2021, the FHLB entered into swaptions to minimize the prepayment risk in its overall mortgage asset portfolio and a portion of the related market value adjustments were allocated to the Traditional Member Finance Segment.

Income from the MPP is derived primarily from the difference, or spread, between the yield on mortgage loans and the borrowing cost of Consolidated Obligations outstanding allocated to this segment at the time debt is issued. MPP income also includes the gains (losses) on derivatives associated with the MPP segment, comprising all mortgage delivery commitments and forward rate agreements and a portion of swaptions. Beginning in 2023, the FHLB entered into swaptions to minimize the prepayment risk in the mortgage loans portfolio and, as such, all of the related market value adjustments were allocated to the MPP segment.

Both segments also earn income from investment of interest-free capital. Capital is allocated proportionate to each segment's average assets based on the total balance sheet's average capital-to-assets ratio. Expenses are allocated based on cost accounting techniques such as direct usage, time allocations and square footage of space used. AHP assessments are calculated using the current assessment rates based on the income before assessments for each segment.

The following tables set forth the FHLB's financial performance by operating segment for the years ended December 31.

Table 14.1 - Financial Performance by Operating Segment (in thousands)

	For the Years Ended December 31,
	Traditional Member Finance	MPP	Total
2023
Net interest income (loss)	$730,513	$133,559	$864,072
Non-interest income (loss)	10,286	(5,825)	4,461
Non-interest expense	113,466	12,727	126,193
Income (loss) before assessments	627,333	115,007	742,340
Affordable Housing Program assessments	63,021	11,501	74,522
Net income (loss)	$564,312	$103,506	$667,818
2022
Net interest income (loss)	$421,251	$66,183	$487,434
Non-interest income (loss)	(102,696)	(571)	(103,267)
Non-interest expense	93,046	10,512	103,558
Income (loss) before assessments	225,509	55,100	280,609
Affordable Housing Program assessments	23,103	5,510	28,613
Net income (loss)	$202,406	$49,590	$251,996
2021
Net interest income (loss)	$317,432	$(40,872)	$276,560
Non-interest income (loss)	(141,250)	2,978	(138,272)
Non-interest expense	81,363	10,226	91,589
Income (loss) before assessments	94,819	(48,120)	46,699
Affordable Housing Program assessments	9,520	(4,812)	4,708
Net income (loss)	$85,299	$(43,308)	$41,991

Table 14.2 - Asset Balances by Operating Segment (in thousands)

	Assets
	Traditional Member Finance	MPP	Total
December 31, 2023	$116,828,245	$7,167,493	$123,995,738
December 31, 2022	99,649,867	8,959,637	108,609,504

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

The FHLB reviews the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain financial assets or liabilities. The FHLB did not have any transfers of assets or liabilities into or out of Level 3 of the fair value hierarchy during the years ended December 31, 2023 or 2022.

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

Table 15.1 - Fair Value Summary (in thousands)

	December 31, 2023
		Fair Value
Financial Instruments	Carrying Value (1)	Total	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral (2)
Assets:
Cash and due from banks	$20,824	$20,824	$20,824	$—	$—	$—
Interest-bearing deposits	1,875,037	1,875,037	—	1,875,037	—	—
Securities purchased under agreements to resell	5,242,480	5,242,482	—	5,242,482	—	—
Federal funds sold	6,774,000	6,774,000	—	6,774,000	—	—
Trading securities	1,745,742	1,745,742	—	1,745,742	—	—
Available-for-sale securities	10,171,588	10,171,588	—	10,171,588	—	—
Held-to-maturity securities	16,832,133	16,576,613	—	16,576,613	—	—
Advances (3)	73,553,162	73,499,705	—	73,499,705	—	—
Mortgage loans held for portfolio	7,108,334	6,369,152	—	6,359,230	9,922	—
Accrued interest receivable	535,564	535,564	—	535,564	—	—
Derivative assets	101,991	101,991	—	154,978	—	(52,987)
Liabilities:
Deposits	1,113,704	1,109,999	—	1,109,999	—	—
Consolidated Obligations:
Discount Notes (4)	23,690,526	23,689,599	—	23,689,599	—	—
Bonds (5)	91,756,430	90,983,204	—	90,983,204	—	—
Mandatorily redeemable capital stock	17,314	17,314	17,314	—	—	—
Accrued interest payable	422,886	422,886	—	422,886	—	—
Derivative liabilities	9,831	9,831	—	57,773	—	(47,942)
(1)For certain financial instruments, the amounts represent net carrying value, which include an allowance for credit losses.
(2)Amounts represent the application of the netting requirements that allow the FHLB to settle positive and negative positions and also cash collateral and related accrued interest held or placed by the FHLB with the same counterparty.
(3)Includes (in thousands) $214,035 of Advances recorded under the fair value option at December 31, 2023.
(4)Includes (in thousands) $14,085,003 of Consolidated Obligation Discount Notes recorded under the fair value option at December 31, 2023.
(5)Includes (in thousands) $20,657,254 of Consolidated Obligation Bonds recorded under the fair value option at December 31, 2023.

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

Summary of Valuation Methodologies and Primary Inputs.

The valuation methodologies and primary inputs used to develop the measurement of fair value for assets and liabilities that are measured at fair value on a recurring or nonrecurring basis in the Statements of Condition are listed below. The fair values and level within the fair value hierarchy of these assets and liabilities are reported in Table 15.2.

Investment securities – MBS: To value MBS holdings, the FHLB incorporates prices from multiple designated third-party pricing vendors, when available. The pricing vendors use various proprietary models to price MBS. The inputs to those models are derived from various sources including, but not limited to: benchmark yields, reported trades, dealer estimates, issuer spreads, benchmark securities, bids, offers and other market-related data. As many MBS do not trade on a daily basis, the pricing vendors use available information such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to determine the prices for individual securities. Each pricing vendor has an established challenge process in place for all MBS valuations, which facilitates resolution of potentially erroneous prices identified by the FHLB. Periodically, the FHLB conducts reviews of multiple pricing vendors to confirm and further augment its understanding of the vendors' pricing processes, methodologies and control procedures for specific instruments.

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

Advances recorded under the fair value option: The FHLB determines the fair values of Advances recorded under the fair value option by calculating the present value of expected future cash flows from these Advances. The discount rates used in these calculations are the replacement rates for Advances with similar terms, as approximated either by adding an estimated current spread to the SOFR Swap Curve or by using current indicative market yields, as indicated by the FHLB's pricing methodologies for Advances with similar current terms. Advance pricing is determined based on the FHLB's rates on Consolidated Obligations. To determine the estimated fair value for Advances with optionality, market-based expectations of future interest rate volatility implied from current prices for similar options are also used. In accordance with Finance Agency regulations, Advances with a maturity and repricing period greater than six months require a prepayment fee sufficient to make the FHLB financially indifferent to the borrower's decision to prepay the Advances. Therefore, the fair value of Advances does not assume prepayment risk.

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

The FHLB's discounted cash flow analysis uses market-observable inputs. Inputs, by class of derivative, are as follows:

Interest rate swaps and interest rate swaptions:
▪Discount rate assumption. OIS or SOFR Swap Curve;
▪Forward interest rate assumption. OIS or SOFR Swap Curve; and
▪Volatility assumption. Market-based expectations of future interest rate volatility implied from current market prices for similar options.

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

Adjustments may be necessary to reflect the 11 FHLBanks' credit quality when valuing Consolidated Obligation Bonds recorded under the fair value option. Due to the joint and several liability for Consolidated Obligations, the FHLB monitors its own creditworthiness and the creditworthiness of the other FHLBanks to determine whether any credit adjustments are necessary in its fair value measurement of Consolidated Obligation Bonds. No adjustments were considered necessary at December 31, 2023 or 2022.

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

Fair Value Measurements.

Table 15.2 presents the fair value of financial assets and liabilities that are recorded on a recurring basis at December 31, 2023 and 2022, by level within the fair value hierarchy.

Table 15.2 - Fair Value Measurements (in thousands)

	Fair Value Measurements at December 31, 2023
	Total	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral (1)
Recurring fair value measurements - Assets
Trading securities:
U.S. Treasury obligations	$248,688	$—	$248,688	$—	$—
GSE obligations	1,497,009	—	1,497,009	—	—
U.S. obligation single-family MBS	45	—	45	—	—
Total trading securities	1,745,742	—	1,745,742	—	—
Available-for-sale securities:
U.S. Treasury obligations	7,611,819	—	7,611,819	—	—
GSE obligations	119,912	—	119,912	—	—
GSE multi-family MBS	2,439,857	—	2,439,857	—	—
Total available-for-sale securities	10,171,588	—	10,171,588	—	—
Advances	214,035	—	214,035	—	—
Derivative assets:
Interest rate related	100,789	—	153,776	—	(52,987)
Mortgage delivery commitments	1,202	—	1,202	—	—
Total derivative assets	101,991	—	154,978	—	(52,987)
Total assets at fair value	$12,233,356	$—	$12,286,343	$—	$(52,987)

Recurring fair value measurements - Liabilities
Consolidated Obligations:
Discount Notes	$14,085,003	$—	$14,085,003	$—	$—
Bonds	20,657,254	—	20,657,254	—	—
Total Consolidated Obligations	34,742,257	—	34,742,257	—	—
Derivative liabilities:
Interest rate related	9,825	—	57,767	—	(47,942)
Mortgage delivery commitments	6	—	6	—	—
Total derivative liabilities	9,831	—	57,773	—	(47,942)
Total liabilities at fair value	$34,752,088	$—	$34,800,030	$—	$(47,942)
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

Table 15.3 presents net gains (losses) recognized in earnings related to financial assets and liabilities in which the fair value option was elected during the years ended December 31, 2023, 2022 and 2021.

Table 15.3 – Fair Value Option - Financial Assets and Liabilities (in thousands)

	For the Years Ended December 31,
Net Gains (Losses) from Changes in Fair Value Recognized in Earnings	2023	2022	2021
Advances	$3,832	$674	$(1,397)
Consolidated Discount Notes	(11,541)	4,884	1,336
Consolidated Bonds	(32,004)	69,154	10,196
Total net gains (losses)	$(39,713)	$74,712	$10,135

For instruments recorded under the fair value option, the related contractual interest income, contractual interest expense and the discount amortization on Discount Notes are recorded as part of net interest income on the Statements of Income. The remaining changes in fair value for instruments in which the fair value option has been elected are recorded as “Net gains (losses) on financial instruments held under fair value option” in the Statements of Income, except for changes in fair value related to instrument specific credit risk, which are recorded in accumulated other comprehensive income (loss) in the Statements of Condition. The FHLB has determined that none of the remaining changes in fair value were related to instrument-specific credit risk for the years ended December 31, 2023 or 2022. In determining that there has been no change in instrument-specific credit risk period to period, the FHLB primarily considered the following factors:

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

Table 15.4 – Aggregate Unpaid Balance and Aggregate Fair Value (in thousands)

	December 31, 2023			December 31, 2022
	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Aggregate Fair Value Over/(Under) Aggregate Unpaid Principal Balance	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Aggregate Fair Value Over/(Under) Aggregate Unpaid Principal Balance
Advances	$209,620	$214,035	$4,415	$5,000	$4,954	$(46)
Consolidated Discount Notes	14,193,486	14,085,003	(108,483)	21,182,801	21,010,746	(172,055)
Consolidated Bonds	20,481,000	20,657,254	176,254	5,513,500	5,469,583	(43,917)

Note 16 - Commitments and Contingencies

Off-Balance Sheet Commitments. Table 16.1 represents off-balance sheet commitments at December 31, 2023 and 2022. The FHLB has deemed it unnecessary to record any liabilities for credit losses on these commitments at December 31, 2023 and 2022, based on its credit extension and collateral policies.

Table 16.1 - Off-Balance Sheet Commitments (in thousands)

	December 31, 2023			December 31, 2022
Notional Amount	Expire within one year	Expire after one year	Total	Expire within one year	Expire after one year	Total
Letters of Credit	$46,707,728	$389,930	$47,097,658	$41,122,833	$222,439	$41,345,272
Commitments for standby bond purchases	—	—	—	11,015	—	11,015
Commitments to purchase mortgage loans	100,924	—	100,924	14,291	—	14,291
Unsettled Consolidated Bonds, principal amount (1)	—	—	—	3,000,000	—	3,000,000
Unsettled Consolidated Discount Notes, principal amount (1)	—	—	—	182,205	—	182,205
(1)Expiration is based on settlement period rather than underlying contractual maturity of Consolidated Obligations.

Letters of Credit: The FHLB issues Letters of Credit on behalf of its members to support certain obligations of the members (or member's customer) to third-party beneficiaries. Letters of Credit may be offered to assist members and non-member housing associates in facilitating residential housing finance, community lending, and asset-liability management, and to provide liquidity. In particular, members often use Letters of Credit as collateral for deposits from federal and state government agencies. Letters of Credit are executed for members for a fee. If the FHLB is required to make payment for a beneficiary's draw, the member either reimburses the FHLB for the amount drawn or, subject to the FHLB's discretion, the amount drawn may be converted into a collateralized Advance to the member. However, Letters of Credit usually expire without being drawn upon. Letters of Credit issued by the FHLB expire no later than 2034. The carrying value of guarantees related to Letters of Credit are recorded in other liabilities and were (in thousands) $11,775 and $9,691 at December 31, 2023 and 2022.

The FHLB monitors the creditworthiness of its members that have Letters of Credit. In addition, Letters of Credit are subject to the same collateralization and borrowing limits that apply to Advances and are fully collateralized at the time of issuance.

Standby Bond Purchase Agreements: At December 31, 2022, the FHLB had executed standby bond purchase agreements with one state housing authority whereby the FHLB, for a fee, agreed as a liquidity provider if required, to purchase and hold the authority's bonds until the designated marketing agent could find a suitable investor or the housing authority repurchased the bonds according to a schedule established by the standby agreement. The bond purchase commitments entered into by the FHLB expired in 2023. During 2023 and 2022, the FHLB was not required to purchase any bonds under these agreements.

Commitments to Purchase Mortgage Loans: The FHLB enters into commitments that unconditionally obligate the FHLB to purchase mortgage loans. Commitments are generally for periods not to exceed 90 days. The delivery commitments are recorded as derivatives at their fair values.

Consolidated Obligations: As previously described, Consolidated Obligations are backed only by the financial resources of the FHLBanks. The joint and several liability Finance Agency regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal and interest on Consolidated Obligations for which another FHLBank is the primary obligor. No FHLBank has been required to repay the principal or interest on any Consolidated Obligation on behalf of another FHLBank during the years ended December 31, 2023, 2022, or 2021, and the FHLB does not believe that it is probable that it will be asked to do so through the filing date of this report.

The FHLB determined that it was not necessary to recognize a liability for the fair values of its joint and several obligation related to other FHLBanks' Consolidated Obligations at December 31, 2023, 2022, or 2021. The joint and several obligations are mandated by Finance Agency regulations and are not the result of arms-length transactions among the FHLBanks. The FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several obligation.

Pledged Collateral. The FHLB pledged securities, as collateral, related to derivatives. See Note 7 - Derivatives and Hedging Activities for additional information about the FHLB’s pledged collateral.

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

Note 17 - Transactions with Other FHLBanks

The FHLB notes transactions with other FHLBanks on the face of its financial statements. Occasionally, the FHLB loans short-term funds to and borrows short-term funds from other FHLBanks. These loans and borrowings are transacted at current market rates when traded. There were no such loans or borrowings outstanding at December 31, 2023, 2022 or 2021. The following table details the average daily balance of lending and borrowing between the FHLB and other FHLBanks for the years ended December 31.

Table 17.1 - Lending and Borrowing Between the FHLB and Other FHLBanks (in thousands)

	Average Daily Balances for the Years Ended December 31,
	2023	2022	2021
Loans to other FHLBanks	$21,784	$24,797	$—
Borrowings from other FHLBanks	27	27	137

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

During the year ended December 31, 2023, the par amount of the liability on Consolidated Obligations transferred to the FHLB totaled (in thousands) $250,000. The net discount associated with this transaction was immaterial and the Consolidated Obligation matured prior to December 31, 2023. There were no Consolidated Obligations transferred to the FHLB during the years ended 2022 or 2021. The FHLB had no Consolidated Obligations transferred to other FHLBanks during these periods.

Note 18 - Transactions with Stockholders

As a cooperative, the FHLB's capital stock is owned by its members, by former members that retain the stock as provided in the FHLB's Capital Plan and by nonmember institutions that have acquired members and must retain the stock to support Advances or other capital-requiring activities with the FHLB. All Advances were issued to members and all mortgage loans held for portfolio were purchased from members during the years ended December 31, 2023, 2022 and 2021. The FHLB also maintains demand deposit accounts for members, primarily to facilitate settlement activities that are directly related to Advances and mortgage loan purchases. Additionally, the FHLB may enter into interest rate swaps with its stockholders. The FHLB may not invest in any equity securities issued by its stockholders. At December 31, 2023 and 2022, the FHLB did not own any MBS securitized by, or other direct long-term investments issued by its stockholders.

For financial statement purposes, the FHLB defines related parties as those members with more than 10 percent of the voting interests of the FHLB capital stock outstanding. Federal statute prescribes the voting rights of members in the election of both Member and Independent directors. For Member directorships, the Finance Agency designates the number of Member directorships in a given year and an eligible voting member may vote only for candidates seeking election in its respective state. For Independent directors, the FHLB's Board of Directors nominates candidates to be placed on the ballot in an at-large election. For both Member and Independent director elections, a member is entitled to vote one share of required capital stock, subject to a statutory limitation, for each applicable directorship. Under this limitation, the total number of votes that a member may cast is limited to the average number of shares of the FHLB's capital stock that were required to be held by all members in that state as of the record date for voting. Nonmember stockholders are not eligible to vote in director elections. Given these statutory limitations, no member owned more than 10 percent of the voting interests of the FHLB at December 31, 2023 or 2022.

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

Transactions with Directors' Financial Institutions. In the ordinary course of its business, the FHLB provides products and services to members whose officers or directors serve as directors of the FHLB (Directors' Financial Institutions). Finance Agency regulations require that transactions with Directors' Financial Institutions be made on the same terms as those with any other member. The following table reflects balances with Directors' Financial Institutions for the items indicated below. The FHLB had no MBS or derivatives transactions with Directors' Financial Institutions at December 31, 2023 or 2022.

Table 18.1 - Transactions with Directors' Financial Institutions (dollars in millions)

	December 31, 2023		December 31, 2022
	Balance	% of Total (1)	Balance	% of Total (1)
Advances	$7,309	9.9%	$22,009	32.6%
MPP	47	0.7	56	0.8
Regulatory capital stock	431	8.9	1,501	29.0
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

Table 18.2 - Stockholders Holding Five Percent or more of Regulatory Capital Stock (dollars in millions)

	Regulatory Capital Stock		Advance	MPP Unpaid
December 31, 2023	Balance	% of Total	Principal	Principal Balance
U.S. Bank, N.A.	$858	18%	$10,000	$7
JPMorgan Chase Bank, N.A.	673	14	14,000	—
Keybank, N.A.	526	11	9,836	—
Third Federal Savings & Loan Association	255	5	5,008	23

	Regulatory Capital Stock		Advance	MPP Unpaid
December 31, 2022	Balance	% of Total	Principal	Principal Balance
U.S. Bank, N.A.	$1,293	25%	$19,000	$8
Keybank, N.A.	670	13	11,344	—
Fifth Third Bank	381	7	4,301	—
The Huntington National Bank	303	6	1,702	348
Nonmember Housing Associates. The FHLB has relationships with three nonmember housing associates, the Kentucky Housing Corporation, the Ohio Housing Finance Agency and the Tennessee Housing Development Agency. The FHLB had no investments in or borrowings to any of these nonmember housing associates at December 31, 2023 or 2022.

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

Item 9A.    Controls and Procedures.

DISCLOSURE CONTROLS AND PROCEDURES

As of December 31, 2023, the FHLB's management, including its principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, these two officers each concluded that, as of December 31, 2023, the FHLB maintained effective disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that it files under the Exchange Act is (1) accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC).

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

The FHLB's management assessed the effectiveness of the FHLB's internal control over financial reporting as of December 31, 2023. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on its assessment, management of the FHLB determined that, as of December 31, 2023, the FHLB's internal control over financial reporting was effective based on those criteria.

The effectiveness of the FHLB's internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP (PwC), an independent registered public accounting firm, as stated in their report which is included in Item 8. Financial Statements and Supplementary Data.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the FHLB's internal control over financial reporting that occurred during the fourth quarter ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, the FHLB's internal control over financial reporting.

Item 9B.    Other Information.

None.

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

DIRECTORS

The following table sets forth certain information (ages as of March 1, 2024) regarding each of our current directors.

Name	Age	Director Since	Expiration of Term as a Director	Independent or Member (State)
J. Lynn Anderson, Chair	60	2017 (1)	12/31/24	Independent (OH)
J. Wade Berry	54	2022	12/31/25	Member (KY)
Brady T. Burt	51	2017	12/31/24	Member (OH)
Greg W. Caudill	65	2014	12/31/25	Member (KY)
Kristin H. Darby	49	2021	12/31/24	Independent (TN)
Lewis Diaz	45	2022	12/31/27	Independent (KY)
Roy Molitor Ford, Jr.	58	2023	12/31/26	Member (TN)
Danny J. Herron	66	2022	12/31/25	Independent (TN)
Robert T. Lameier	71	2016	12/31/27	Member (OH)
Michael P. Pell	60	2019	12/31/26	Member (OH)
Kathleen A. Rogers (2)	58	2020	12/31/25	Member (OH)
Leslie Scott Spivey	66	2022	12/31/26	Independent (OH)
Steven E. Stivers	58	2024	12/31/27	Independent (OH)
Nancy E. Uridil	72	2015	12/31/26	Independent (OH)
James J. Vance, Vice Chair	62	2017	12/31/24	Member (OH)
Jonathan D. Welty	54	2020	12/31/27	Member (OH)
H. McCall Wilson, Jr.	58	2023	12/31/26	Member (TN)
(1)Ms. Anderson, an Independent director beginning in 2017, also served as a Member director from 2012-2016.
(2)Ms. Rogers was elected by the Board on November 21, 2023 to fill a vacant Ohio Member Director position, which is the position she previously held prior to her retirement as an officer at another Ohio member bank. Ms. Rogers will complete the remainder of the vacant term, ending December 31, 2025.

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

Generally, each Member director is nominated and elected by our members through an annual voting process administered by us. Any member that is entitled to vote in the election may nominate an eligible individual to fill each available Member directorship for its voting state, and all eligible nominees must be presented to the membership in the voting state. Our directors are not permitted to nominate or elect Member directors, except to fill a vacancy for the remainder of an unexpired term or to fill a vacancy for which no nominations were received. In accordance with Finance Agency regulations, except when acting in a personal capacity, no director, officer, attorney, employee or agent of the FHLB may communicate in any manner that he or she directly or indirectly, supports or opposes the nomination or election of a particular individual for a Member directorship or take any other action to influence the voting with respect to a particular individual. As a result, the FHLB is not in a position to know which factors its member institutions considered in nominating candidates for Member directorships or in voting to elect Member directors. However, if the Board takes action to fill a vacant Member directorship, facts considered in electing such director may be communicated by the FHLB.

The business experiences of our current Member directors are as follows:

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

Mr. Pell has been the President and Chief Executive Officer of First State Bank, Winchester, Ohio since March 2006.

Ms. Rogers has served on the Board of Directors of Fifth Third Bank, Cincinnati, Ohio since August 2023. Previously, she served in various executive financial positions at U.S. Bancorp and U.S. Bank, NA including Vice Chairman and Chief Financial Officer from January 2015 to August 2016, Director of Business Line Reporting, Planning and Financial Systems from 1998 to December 2014, Director of Stress Testing from 2009 to December 2014 and again from September 2016 to August 2021, finishing her career in June 2023 as the Chief Finance Administration, Data and Transformation Officer.

Mr. Vance has been the Senior Vice President of Western-Southern Life Assurance Company and related subsidiaries (Cincinnati, Ohio) since January 2024. Previously, he served as Senior Vice President and Co-Chief Investment Officer of Western-Southern Life Assurance Company and related subsidiaries from October 2020 to January 2024, and as the Senior Vice President and Treasurer from March 2016 to October 2020.

Mr. Welty has been the President of Ohio Capital Finance Corporation (OCFC), Columbus, Ohio since August 2019 and the Executive Vice President of Ohio Capital Corporation for Housing (OCCH), an affiliate of OCFC, since November 2020. Prior to serving as the President of OCFC, Mr. Welty served as an Executive Director from January 2010 to August 2019.

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

The business experiences of our current Independent directors are as follows:

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

Ms. Darby has been the Chief Information Officer at HarmonyCares since January 2022, and a Strategic Technology Advisor at KHD Consulting since August 2021. Prior to that, Ms. Darby served as the Chief Information Officer of Envision Healthcare from November 2018 to July 2021, and was the Chief Information Officer of Cancer Treatment Centers of America from April 2014 to November 2018. Ms. Darby is a Certified Public Accountant and Certified Fraud Examiner. Having served as a technology leader at a large public organization, Ms. Darby offers the Board comprehensive knowledge on technology strategy and operations, and cybersecurity.

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

Mr. Herron has been the President and Chief Executive Officer of Habitat for Humanity of Greater Nashville since 2010. Previously, he was the President and Chief Executive Officer of Cumberland Bank, Franklin, Tennessee from 1993 to 2007. He also served as a member of the FHLB’s Advisory Council from 2014 to 2021 and was Council Chair from 2019 to 2020. Mr. Herron’s years of experience in non-profit housing development and community banking brings insight to the Board that contributes to the FHLB’s vision of helping members achieve business success and enhance communities.

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

Mr. Stivers has been the President and Chief Executive Officer of the Ohio Chamber of Commerce since May 2021. Previously, he served as Congressman of Ohio’s 15th Congressional District from January 2011 until May 2021, where he served on the Rules and Financial Services Committees and was a Ranking Member on the Housing, Community Development, and Insurance Subcommittee. Mr. Stivers also served as an Ohio State Senator from 2003 to 2008, where he served as Chairman of the Insurance, Commerce and Labor Committee as well as Vice Chairman of the Finance and Financial Institutions Committee. Additionally, Mr. Stivers served over 30 years in the Ohio Army National Guard and holds the rank of Major General. Mr. Stivers brings extensive government and private sector experience to the Board that contributes to the FHLB’s mission to promote affordable housing and economic development.

Ms. Uridil has more than 18 years of experience as a Senior Vice President of $1 billion to $6 billion global businesses (consumer packaged goods, cosmetics, durables) creating and delivering corporate and functional strategies. Specifically, she was the Senior Vice President of Global Operations for Moen Incorporated from 2005 to her retirement in 2014, Senior Vice President at Estée Lauder Cos from 2000 to 2005 and Senior Vice President at Mary Kay, Inc. from 1996 to 2000. Ms. Uridil served on the Board of Directors of Flexsteel Industries, Inc. (Nasdaq: FLXS) from 2010 to 2019, where she served on the Compensation Committee and led the Governance Committee. Ms. Uridil has extensive experience in strategy, expense and capital management, merger and acquisition integration and sourcing. Ms. Uridil's qualifications and insight provide valuable skills to the Board in the important areas of personnel, compensation, information technology and operations.

EXECUTIVE OFFICERS

The following table sets forth certain information (ages as of March 1, 2024) regarding our executive officers.

Name	Age	Position	Employee of the FHLB Since
Andrew S. Howell	62	President and Chief Executive Officer	1989
Stephen J. Sponaugle	61	Executive Vice President, Chief Financial Officer	1992
Roger B. Batsel	52	Executive Vice President, Chief Operating Officer	2014
Damon v. Allen	53	Senior Vice President, Chief Marketing and Community Investment Officer	1999
J. Christopher Bates	48	Senior Vice President, Chief Accounting Officer	2005
James C. Frondorf	46	Senior Vice President, Chief Credit Officer	2001
Tami L. Hendrickson	63	Senior Vice President, Treasurer	2006
Bridget C. Hoffman	47	Senior Vice President, General Counsel	2018
Amy L. Konow	49	Senior Vice President, Chief Audit Executive	2020
Karla M. Russo	55	Senior Vice President, Chief Human Resources and Inclusion Officer	2014
Daniel A. Tully	46	Senior Vice President, Chief Risk and Compliance Officer	2006

The business experiences of our current executive officers are as follows:

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

Item 11.     Executive Compensation.

2023 COMPENSATION DISCUSSION AND ANALYSIS

The following provides discussion and analysis regarding our 2023 compensation program for our executive officers, and in particular our Named Executive Officers. Our named Executive Officers for 2023 were: Andrew S. Howell, President and Chief Executive Officer (CEO); Stephen J. Sponaugle, Executive Vice President, Chief Financial Officer; Roger B. Batsel, Executive Vice President, Chief Operating Officer; Bridget C. Hoffman, Senior Vice President, General Counsel and Tami L. Hendrickson, Senior Vice President, Treasurer.

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

Oversight of the compensation program is the responsibility of the Board's Human Resources, Compensation and Inclusion Committee (the Committee). The Committee annually reviews the components of the compensation program to ensure it is consistent with and supports our mission, strategic business objectives, and short and long-term goals. In carrying out its responsibilities, the Committee may engage executive compensation consultants to assist in evaluating the effectiveness of the program and in determining the appropriate mix of compensation provided to executive officers. Because individuals are not permitted to own our capital stock, all compensation is paid in cash, and we have no equity compensation plans or arrangements.

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

Finance Agency Oversight - Executive Compensation

The Director of the Finance Agency is required by regulation to prohibit an FHLBank from paying compensation to its executive officers that is not reasonable and comparable to that paid for employment in similar businesses involving similar duties and responsibilities. Finance Agency rules direct the FHLBanks to provide all compensation actions affecting their Named Executive Officers to the Finance Agency for review. Accordingly, following our Board's approval, we submitted the 2024 base salaries as well as incentive payments earned for 2023 for the Named Executive Officers to the Finance Agency. At this time, we do not expect the regulatory requirements to have a material impact on our executive compensation programs. However, in the “FHLBank System at 100 – Focusing on the Future” report, the Finance Agency has stated it plans to recommend that Congress amend the FHLBank Act to eliminate the restrictions on the Finance Agency’s authority to prescribe levels or ranges for the compensation of executive officers of the FHLBanks.

Use of Comparative Compensation Data

The compensation program aims to provide a market competitive compensation package when recruiting and retaining highly talented executives seeking stable, long-term employment. To this end, we gather compensation data from a wide variety of sources, including broad-based national and regional surveys, information on compensation programs at other FHLBanks, and formal and informal interactions with our compensation consultant. Our consultant, McLagan (an Aon company), is a nationally recognized compensation consulting firm specializing in the financial services industry. We also participate in multiple surveys including the annual McLagan Federal Home Loan Bank Custom Survey and other national Human Resources consulting firms' surveys. All surveys contain executive and non-executive compensation information for various key positions across all FHLBanks. When determining the compensation program, the Committee and the CEO use compensation data collected from these sources to inform themselves regarding trends in compensation practices and as a comparison check against general market data (market check).

In setting 2023 and 2024 compensation, we primarily relied upon information from the McLagan Custom Survey. It encompasses information relating to the prior year's compensation from mortgage banks, commercial financial institutions that typically have assets of less than $20 billion, and other FHLBanks. However, we believe the positions at other FHLBanks generally are more directly comparable to ours given the unique nature of the FHLBank System. The FHLBanks share the same public policy mission, interact routinely with each other, and share a common regulator and regulatory constraints, including the need for Finance Agency review of all compensation actions affecting executive officers. However, there are significant differences across the FHLBank System, including the sizes of the various FHLBanks, the complexity of their operations, their organizational and cost structures, their locations and the cost of living in those locations, and the types of compensation packages offered. Thus, we do not typically calculate compensation packages for our Named Executive Officers based solely on comparisons to the other FHLBanks.

Compensation Program Approach

The Committee utilizes a balanced approach for delivering base salary, short-term incentive and deferred pay with our compensation program. The annual (short-term) incentive compensation component rewards all officers and staff for the achievement of the annual strategic business goals. The deferred compensation component is payable to certain officers, including the Named Executive Officers, after a three-year deferral period if the value of our members' capital stock is maintained above a minimum threshold over the period. The Committee has not established or assigned specific percentages to each element of the compensation program. Instead, the Committee strives to create a program that generally delivers a total compensation opportunity, i.e., base salary, annual and deferred incentive compensation and other benefits, to each executive officer that, when target performance goals are met, is at or near the median of the other FHLBanks and is generally consistent with the market check. However, individual elements of compensation as well as total compensation for individual executives may vary from the median due to an executive's tenure, experience and responsibilities.

While the competitiveness of the compensation program is an important factor for attracting and retaining executives, the Committee also reviews all elements of the program to ensure it is well designed and fiscally responsible from both a regulatory and corporate governance perspective.

Impact of Risk-Taking on Compensation Program

The Committee reviews the overall program to ensure the compensation of executive officers does not encourage unnecessary or excessive risk-taking that could threaten our long-term value. Strong risk management is an integral part of our culture. The Committee believes that base salary is a sufficient percentage of total compensation to discourage excessive risk-taking by executive officers. The Committee also believes the mix of incentive goals, which include risk-related metrics, does not encourage unnecessary or excessive risk-taking and achieves an appropriate balance of incentives for meeting short and long-term organizational goals. Moreover, the Committee and the Board retain the discretion to reduce or withhold incentive compensation payments if a determination is made that an executive has caused us to incur such a risk that could threaten our long-term value.

Elements of Total Compensation Program

The following table summarizes all compensation to our Named Executive Officers for the years ended December 31, 2023, 2022 and 2021. Discussion of each component follows the table.
Summary Compensation Table

Name and Principal Position	Year	Salary(1)	Non-Equity Incentive Plan Compensation(2)	Change in Pension Value & Non-Qualified Deferred Compensation Earnings(3)	All Other Compensation(4)	Total
Andrew S. Howell	2023	$995,000	$878,098	$1,330,000	$349,494	$3,552,592
President and CEO	2022	1,026,923	841,215	—	69,456	1,937,594
	2021	948,462	779,309	964,000	36,993	2,728,764

Stephen J. Sponaugle	2023	468,000	329,899	542,000	127,210	1,467,109
Executive Vice President-	2022	457,866	315,948	—	48,800	822,614
Chief Financial Officer	2021	451,969	292,092	428,000	17,400	1,189,461

Roger B. Batsel	2023	414,000	289,764	98,000	33,182	834,946
Executive Vice President-	2022	384,000	253,694	—	18,300	655,994
Chief Operating Officer	2021	373,000	228,101	80,000	17,400	698,501

Bridget C. Hoffman	2023	409,000	249,952	51,000	27,805	737,757
Senior Vice President-	2022	384,352	237,442	—	13,725	635,519
General Counsel	2021	374,783	175,953	55,000	9,351	615,087

Tami L. Hendrickson (5)	2023	360,000	218,769	192,000	20,992	791,761
Senior Vice President-	2022	352,769	205,422	—	18,300	576,491
Treasurer
(1)For 2022 and 2021, includes excess accrued vacation benefits automatically paid in accordance with established policy (applicable to all employees).
(2)Amounts shown for 2023 reflect total payments pursuant to the current portion of the 2023 Incentive Plan and the deferred portion of the 2020 Incentive Plan (2021 - 2023 performance period), as follows.

Name	2023 Incentive Plan (current incentive)	2020 Incentive Plan (three-year deferred incentive)	Total
Andrew S. Howell	$439,541	$438,557	$878,098
Stephen J. Sponaugle	165,391	164,508	329,899
Roger B. Batsel	146,307	143,457	289,764
Bridget C. Hoffman	126,473	123,479	249,952
Tami L. Hendrickson	111,321	107,448	218,769
(3)    Represents change in the actuarial present value of accumulated pension benefits only, which is primarily dependent on changes in interest rates, years of benefit service and salary. Decreases in pension values are reported in the table as $0. No above-market or preferential earnings are paid on any deferred compensation under any plan or agreement. See "Retirement Benefits" and "2023 Pension Benefits" for additional information.
(4)    For 2023, all other compensation included the following:

	FHLB Contributions to Vested Defined Contribution Plans (a)
Name	Qualified Defined Contribution Plan	Non-qualified Supplemental Executive Retirement Plan	Perquisites (b)	Total
Andrew S. Howell	$52,800	$277,552	$19,142	$349,494
Stephen J. Sponaugle	52,800	74,410	—	127,210
Roger B. Batsel	19,800	13,382	—	33,182
Bridget C. Hoffman	15,880	11,925	—	27,805
Tami L. Hendrickson	12,919	8,073	—	20,992
(a)For Mr. Howell and Mr. Sponaugle, includes a transitional service credit in the form of an annual contribution to offset future losses due to adjusting the benefit formula under the defined benefit pension plan.

(b)For Mr. Howell, perquisites consisted of personal use of an FHLB-owned vehicle, premiums for an Executive long-term disability plan, guest travel expenses and an airline program membership. The value of perquisites are based on their actual cash cost.
(5)    Ms. Hendrickson's 2021 compensation amount is not included as she was not a Named Executive Officer in that year.

Salary
Base salary is both a key component of the total compensation program and a key factor when attracting and retaining executive talent. While base salaries for the Named Executive Officers are influenced by a number of factors, including the employee salary increase pool, market conditions, business trends and uncertainties, the Board generally targets the median of the competitive market. Other factors affecting an executive's base salary include length of time in position, relevant experience, individual achievement, and the size and scope of assigned responsibilities as compared to the responsibilities of other executives. Base salary increases traditionally take effect at the beginning of each calendar year and are granted after a review of the individual's performance and leadership contributions to the achievement of our annual business plan goals and strategic objectives.

Each of the current Named Executive Officers received a base salary increase at the beginning of 2023. For each of the current Named Executive Officers other than the CEO, total salary increases, including merit, market, and promotional adjustments, ranged from 6.85 percent to 9.09 percent. These increases were based on the CEO's recommendation for each executive, which took into consideration market data, expected business and industry trends with consideration for the low unemployment level and higher inflation environment, and the minimal increases Named Executive Officers received for 2021 and 2022. For Mr. Howell, directors provided feedback to the Chair, and the Committee recommended, and the Board subsequently approved a salary increase of 6.99 percent. In recommending and approving Mr. Howell's 2023 increase, the Committee and Board took into consideration competitive market analysis and the Committee's appraisals of his performance during the year.

In October 2023, the Committee recommended and the Board approved a 5.25 percent salary increase pool for 2024 for all employees, comprised of 3.75 percent for merit increases and 1.50 percent for market and promotional adjustments. Using the same process as described above and considering the current labor market environment and the recent total rewards analysis, in November 2023, the Committee recommended, and the Board approved, the following 2024 base salaries and percent increases for the Named Executive Officers: Mr. Howell, $1,025,000 (3.02 percent); Mr. Sponaugle, $486,000 (3.85 percent); Mr. Batsel, $431,000 (4.11 percent); Ms. Hoffman, $425,000 (3.91 percent); and Ms. Hendrickson, $374,000 (3.89 percent). In December 2023, we were informed that the Finance Agency had completed its review and did not object to the Board-approved compensation actions affecting the Named Executive Officers in 2024.

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

The total incentive award opportunities for the 2023 plan year stated as a percentage of base salary were as follows:

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

Fifty percent of the total opportunity for the Incentive Plan is awarded in cash following the plan year (current incentive award) and 50 percent is mandatorily deferred for three years after the end of the Plan year (deferred incentive award). The deferred incentive awards earned from 2021 - 2023 were based on the safety and soundness metric, which is tied to our market capitalization ratio defined as the market value of total capital divided by the par value of capital stock. The market capitalization ratio is measured as the simple average at 36 month ends in the three-year performance period using the base-case interest rate and business environment used in reports to the Board at each month end. If our market capitalization ratio is greater than 100 percent during the deferred performance period, the final value will be 100 percent of the deferred award plus interest based on the annual interest rates applicable to the qualified defined benefit plan. No payment would be made for the deferred incentive award if the market capitalization ratio, calculated as noted above, was less than 100 percent for the three-year deferral period.

Except as noted above with respect to exam ratings, the Board has ultimate authority over the Incentive Plan and may modify or terminate the Plan at any time or for any reason. The Board also has discretion to increase or decrease any Incentive Plan awards. In addition, payments under the Plan are subject to certain clawback provisions that allow us to recover any incentive paid to a participant based on achievement of financial or operational goals that subsequently are deemed to be inaccurate, misstated or misleading. The Board believes these clawback requirements serve as a deterrent to any manipulation of financial statements or performance metrics in a manner that would assure and/or increase an incentive payment.

2023 Incentive Plan. For calendar year 2023, the Board approved a total of six performance measures in the functional areas of Franchise Value Promotion, Mission Assets and Activities and Stockholder Risk/Return. The mix of financial and non-financial goals measures performance across our mission and corporate objectives and is intended to discourage unnecessary or excessive risk-taking. Because we consider risk management to be an essential component in the achievement of our mission and corporate objectives, the goals below include a separate risk-related metric.

At its January 2024 meeting, following certification of the 2023 performance results and in accordance with those results, the Board authorized the distribution to the Named Executive Officers of the current awards shown in Note 2 to the Summary Compensation Table. For the 2023 plan year, we cumulatively achieved approximately 88 percent of the available maximum incentive opportunity. This was lower than the 91 percent overall performance achieved for 2022, primarily because one of the six goals in 2023 only met threshold performance.

The following table presents the incentive weights, threshold, target and maximum performance levels, and the actual results achieved for the 2023 Incentive Plan performance measures for all Named Executive Officers.

2023 Incentive Plan Performance Levels and Results

	Incentive Weight	Threshold Performance	Target Performance	Maximum Performance	Results Achieved
Franchise Value Promotion
1) Diversity and Inclusion Strategic Plan Achievement	10.0%	Pass 8 of 16 metrics	Pass 11 of 16 metrics	Pass all 16 metrics	13 pass
2) Strategic Initiatives	15.0	Pass 3 of 5 objectives	Pass 4 of 5 objectives	Pass all 5 objectives	Pass 3 of 5 objectives
Mission Assets and Activities
3) Mission Assets and Activities Participation	15.0	60%	70%	80%	82%
4) Core Mission Assets and Activities Ratio	20.0	70%	80%	85%	83%
Stockholder Risk/Return
5) Change in Market Value of Equity	20.0
+200 bps		(7)%	(6)%	(4)%	(3.6)%
'-200 bps		(2)%	—%	2%	3.2%
6) Profitability-Available Earnings vs. Average Overnight Rates (SOFR and Federal funds effective)	20.0	350 bps	425 bps	525 bps	512 bps

During 2023, the Board, the Committee and the CEO periodically reviewed the Incentive Plan goals presented above to determine progress toward the goals. Although the Board and the CEO discussed various external factors that were affecting achievement of the performance measures, the Board did not take any actions to revise or change the Incentive Plan goals.

2024 Incentive Plan. At its November and December 2023 and March 2024 meetings, the Board considered and approved 2024 Incentive Plan goals, incentive weights, and award opportunities for the Named Executive Officers and eligible employees. After each of those meetings, the plan was sent to the Finance Agency for its review. As of the date of this filing, the Finance Agency has not yet provided its non-objection, and therefore, the plan is subject to change. We intend to file a Form 8-K of the final plan structure after the Finance Agency provides non-objection.

Three-Year Deferred Incentive Awards. During 2023, the Board, the Committee and the CEO periodically reviewed progress toward the deferred plan safety and soundness metric for each ongoing performance period. At its January 2024 meeting, following certification of the performance results for the deferred portion of the 2020 Incentive Plan (2021 - 2023 performance period) and in accordance with those results, the Board authorized the distribution of payments to eligible officers including the Named Executive Officers. Cumulatively, our market capitalization ratio was greater than 100 percent during the 2021 - 2023 performance period. As a result, the final value was 100 percent of the deferred award plus interest based on the annual interest rates applicable to the qualified defined benefit plan. The deferred payments for the 2021 - 2023 performance period are shown in Note 2 to the Summary Compensation Table.

As described above, the deferred portion of the 2023 Incentive Plan (2024 - 2026 performance period) is payable based on the result of a safety and soundness metric tied to the market capitalization ratio as defined in the 2024 Incentive Plan. If our market capitalization ratio is greater than 100 percent during the 2024 - 2026 performance period, the final value will be 100 percent of the deferred award plus interest based on the annual interest rates applicable to the qualified defined benefit plan.

Non-Equity Incentive Plan Compensation Grants
The following table provides information on grants made under our Incentive Plan.

Grants of Plan-Based Awards

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards
Name	Grant Date (1)	Threshold	Target	Maximum
Andrew S. Howell	November 16, 2023	$512,500	$768,750	$1,025,000
Stephen J. Sponaugle	November 16, 2023	194,400	291,600	388,800
Roger B. Batsel	November 16, 2023	172,400	258,600	344,800
Bridget C. Hoffman	November 16, 2023	148,750	223,125	297,500
Tami L. Hendrickson	November 16, 2023	130,900	196,350	261,800
(1)Awards granted on this date are for the 2024 Incentive Plan.

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

Retirement Benefits
We maintain a comprehensive retirement program for executive officers comprised of two qualified retirement plans (a defined benefit plan and a defined contribution plan) and two non-qualified pension plans. For our qualified plans, we participate in the Pentegra Defined Benefit Plan for Financial Institutions and a Defined Contribution Plan administered by Fidelity. The non-qualified plans, the Benefit Equalization Plan (BEP) and the Supplemental Executive Retirement Plan (SERP), were designed to restore benefits that eligible highly compensated employees would have received were it not for Internal Revenue Service limitations. The BEP restores benefits related to the limits on the defined benefit plan and benefits vest and are payable according to the corresponding provisions of the qualified plan. The SERP restores benefits related to the limitations within the defined contribution plan while also providing the Board another compensation option to consider when determining the market competitiveness of executive compensation.

The plans provide benefits based on a combination of an employee's tenure and annual compensation. As such, the benefits provided by the plans are one component of the total compensation opportunity for executive officers and, the Board believes, serve as valuable retention tools since retirement benefits increase as executives' tenure and compensation grow.

Qualified Defined Benefit Pension Plan. The Pentegra Defined Benefit Plan for Financial Institutions (Pentegra DB) is a funded tax-qualified plan that is maintained on a non-contributory basis, meaning, employee contributions are not required. The pension benefit applies to employees who were hired prior to January 1, 2024. Participants' pension benefits vest upon completion of five years of service. The pension benefits payable under the Pentegra DB plan are determined using a pre-established formula that provides a single life annuity payable monthly at age 65 or normal retirement.

Prior to July 1, 2021, the benefit formula for employees hired before January 1, 2006, which includes Messrs. Howell and Sponaugle, was 2.50 percent for each year of benefit service multiplied by the highest three-year average compensation. Compensation was defined as base salary and annual incentive compensation, and excludes any deferred incentive payments. In the event of retirement prior to attainment of age 65, a reduced pension benefit was payable under the plan, with payments commencing as early as age 45.

For employees who were hired after January 1, 2006, which includes Mr. Batsel and Mses. Hoffman and Hendrickson, the benefit formula was 1.25 percent for each year of benefit service multiplied by the highest five-year average compensation. Compensation is defined as base salary and annual incentive compensation, and excludes any deferred incentive payments. In addition, the plan provided for a reduced pension benefit in the event of retirement prior to attainment of age 65 with payment commencing as early as age 55 if the participant had 10 years or more of service.

Effective July 1, 2021, the Pentegra DB plan design that applies to future benefits for employees hired before January 1, 2024 was adjusted. The revised benefit formula is 1.25 percent for each year of benefit service multiplied by the highest five-year average compensation. The plan maintains the reduced benefit for those retiring before age 65 and extends early retirement eligibility for all employees to as early as age 45 with 10 years of service. To offset future benefit losses, employees hired prior to January 1, 2006 will receive a transitional service credit beginning in 2022 and concluding in 2026 in the form of an annual contribution to their Defined Contribution account (up to the IRS maximum) or their SERP account. The annual contribution is equal to 10 percent of their eligible pension income. Employees must be employed for the full plan year to receive the transition contribution for that year.

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

2023 Pension Benefits

Name	Plan Name	Number of Years Credited Service (1)	Present Value (2) of Accumulated Benefits
Andrew S. Howell	Pentegra DB	33.50	$3,010,000
	DB/BEP	33.50	11,637,000

Stephen J. Sponaugle	Pentegra DB	30.33	2,723,000
	DB/BEP	30.33	2,763,000

Roger B. Batsel	Pentegra DB	8.92	248,000
	DB/BEP	8.92	165,000

Bridget C. Hoffman	Pentegra DB	4.58	102,000
	DB/BEP	4.58	60,000

Tami L. Hendrickson	Pentegra DB	16.92	788,000
	DB/BEP	16.92	354,000
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

Qualified Defined Contribution (DC) Plan. Our DC plan is a tax-qualified defined contribution plan to which we make tenure-based matching contributions for all employees, and non-elective retirement contributions for employees hired after January 1, 2024. Matching contributions begin immediately and subsequently increase based on length of employment to a maximum of six percent of eligible compensation. Additionally, employees hired after January 1, 2024 receive a non-elective retirement contribution equal to six percent of eligible compensation. Eligible compensation in the DC plan is defined as base salary and annual incentive compensation, and excludes any deferred incentive awards.

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

SERP. Effective in 2023, executive officers and other highly compensated employees whose pay exceeds the IRS limit on pension eligible earnings may be approved by the Board to participate in the SERP. For executives approved for participation, the SERP restores match contributions on pay in excess of the IRS limits if the executive has contributed a minimum of three percent of eligible pay to the qualified defined contribution plan. For executives hired after January 1, 2024 and approved for participation, the SERP also restores non-elective retirement contributions on pay in excess of the IRS limits and includes an additional six percent contribution on all eligible pay.

For executives eligible to receive a transitional service credit due to the Defined Benefit Pension Plan revised benefit formula, the portion of the transitional credit attributed to the earnings in excess of the IRS limit on pension eligible earnings, will receive a contribution to the SERP.

Contributions will typically be allocated to accounts annually. The plan permits participants to self-direct investment elections into one or more investments funds, which will begin to take place in 2024. All returns are the market rate of the related fund. Plan benefits are paid out of an investment account established for each participant under a grantor trust. Because the SERP is a non-qualified plan, the benefits under this plan do not receive the same tax treatment and funding protection associated with the qualified plan.

2023 Non-Qualified Deferred Compensation

Name	Registrant Contributions in Last Fiscal Year (1)	Aggregate Earnings in Last Fiscal Year (2)	Aggregate Balance at Last Fiscal Year-End
Andrew S. Howell	$277,552	$—	$277,552
Stephen J. Sponaugle	74,410	—	74,410
Roger B. Batsel	13,382	—	13,382
Bridget C. Hoffman	11,925	—	11,925
Tami L. Hendrickson	8,073	—	8,073
(1)These amounts are included as a component of "All Other Compensation" in the Summary Compensation Table.
(2)There were no aggregate earnings in 2023, as contributions to the SERP have not yet been invested.

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

During 2023, the CEO was also provided with an FHLB-owned vehicle for his business and personal use, along with the operating expenses associated with the vehicle. An executive officer's personal use of an FHLB-owned vehicle, including use for the daily commute to and from work, is reported as a taxable fringe benefit. In addition to the standard LTD insurance plan provided to all employees, Named Executive Officers may elect to receive additional LTD coverage. The premiums the FHLB pays for the additional LTD coverage are considered a taxable fringe benefit. Additionally, with prior approval, our current Travel Policy permits a guest to accompany an executive officer on authorized business trips. Executive officers are reimbursed for transportation and other related expenses associated with their guest's travel. Such reimbursements are reported as a taxable fringe benefit.

The perquisites provided to an executive officer represent a small fraction of annual compensation. During 2023, perquisites totaled $19,142 for Mr. Howell, as shown in the Summary Compensation Table. Perquisites did not individually or collectively exceed $10,000 for any other Named Executive Officers and are therefore excluded from the Summary Compensation Table.

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
The following table presents the total amounts that would be payable to our Named Executive Officers if their employment had terminated as of December 31, 2023.

Total Potential Payment Upon Termination (1)

Separation Event	Andrew S. Howell	Stephen J. Sponaugle	Roger B. Batsel	Bridget C. Hoffman	Tami L. Hendrickson
Involuntary termination for Cause	$—	$—	$—	$—	$—
Voluntary resignation not due to a Change in Control or resignation without Good Reason due to a Change in Control (2)	192,968	47,210	38,858	38,011	63,303
Involuntary termination without Cause not due to a Change in Control (3)	690,468	281,210	245,858	242,511	243,303
Involuntary termination without Cause due to a Change in Control or resignation for Good Reason due to a Change in Control (4)	5,323,061	1,660,323	1,477,687	1,208,643	1,083,842
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
(4)Named Executive Officers would receive payment as follows:

Component	Andrew S. Howell	Stephen J. Sponaugle	Roger B. Batsel	Bridget C. Hoffman	Tami L. Hendrickson
Salary	$2,487,500	$819,000	$724,500	$613,500	$540,000
Incentive compensation	1,865,625	491,400	434,700	322,088	283,500
Other (a)	969,936	349,923	318,487	273,055	260,342
Total	$5,323,061	$1,660,323	$1,477,687	$1,208,643	$1,083,842
(a)    Includes accrued annual incentive compensation from the current year, accrued and unused paid time off, outplacement assistance and health care coverage.

COMPENSATION COMMITTEE REPORT

The Committee has furnished the following report for inclusion in this Annual Report on Form 10-K:
The Committee has reviewed and discussed the 2023 Compensation Discussion and Analysis set forth above with the FHLB's management. Based on such review and discussions, the Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Robert T. Lameier (Chair)
J. Lynn Anderson
Lewis Diaz
Danny J. Herron
Kathleen A. Rogers
Nancy E. Uridil

COMPENSATION OF DIRECTORS

As required by Finance Agency regulations and the FHLBank Act, we have established a formal policy governing the compensation and travel reimbursement provided to our directors. The goal of the policy is to compensate Board members for work performed. Under our policy, compensation is comprised of a maximum base fee, paid in 1/6th increments, and reimbursement for reasonable travel-related expenses. The fees are intended to compensate directors for time spent reviewing materials sent to them, preparing for meetings, participating in other activities and attending the meetings of the Board and its committees.

The annual maximum base fee increased from 2023 to 2024. The following table sets forth the maximum base fees, which are subject to certain attendance requirements, for 2023 and 2024:

	2023	2024
	Maximum Base Fees	Maximum Base Fees
Chair	$155,000	$160,813
Vice Chair	133,658	138,000
Audit Committee Chair	133,030	137,000
Human Resources, Compensation and Inclusion Committee Chair	130,210	135,000
Risk Committee Chair	130,210	135,000
Other Committee Chairs	130,210	130,210
Other Directors	118,690	123,000

In addition to the base fees, under the 2023 and 2024 policies, Audit Committee members other than the Audit Committee Chair, Chair or Vice Chair of the Board receive an annual fee of $5,000.

During 2023, total directors' fees and travel expenses incurred were $2,114,866 and $199,832, respectively.

With prior approval, our Travel Policy permits a guest to accompany a director on authorized business trips. We reimburse the transportation and other related expenses associated with the guest's travel, subject to certain limitations, which are reported as a taxable fringe benefit. During 2023, there were 11 directors that received reimbursement for guest travel expenses. These expenses did not exceed $10,000 for any director and, therefore, are excluded from the Directors Compensation Table below.

The following table sets forth the fees earned by each director for the year ended December 31, 2023.

2023 Directors Compensation Table

Name	Fees Earned or Paid in Cash
J. Lynn Anderson, Chair	$155,000
J. Wade Berry	118,690
Brady T. Burt	133,030
Greg W. Caudill	118,690
Kristin H. Darby	130,210
Lewis Diaz	118,690
Roy Molitor Ford, Jr.	123,690
Danny J. Herron	118,690
Robert T. Lameier	118,690
Donald J. Mullineaux	135,210
Michael P. Pell	118,690
Kathleen A. Rogers (1)	79,128
Leslie Scott Spivey	123,690
Nancy E. Uridil	135,210
James J. Vance, Vice Chair	133,658
Jonathan D. Welty	130,210
H. McCall Wilson, Jr.	123,690
Total	$2,114,866
(1)     Ms. Rogers served as a member director during 2023 until her June 30th retirement, and was subsequently reappointed effective November 16, 2023.

The following table summarizes the total number of board meetings and meetings of its designated committees held in 2022 and 2023.

	Number of Meetings Held
Meeting Type	2022	2023
Board Meeting	9	8
Audit Committee	11	11
Risk Committee	6	6
Business and Operations Committee	5	5
Governance	6	7
Housing and Community Development Committee	4	5
Human Resources, Compensation and Inclusion Committee	7	6

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Committee is charged with responsibility for the FHLB's compensation policies and programs. None of the 2023 or 2024 Committee members are or previously were officers or employees of the FHLB. Additionally, none of the FHLB's executive officers served or serve on the board of directors or the compensation committee of any entity whose executive officers served on the Committee or Board of Directors. This Committee was and is composed of the following members:

2023	2024
J. Lynn Anderson (Chair)	Robert T. Lameier (Chair)
Lewis Diaz	J. Lynn Anderson
Danny J. Herron	Lewis Diaz
Robert T. Lameier	Danny J. Herron
Donald J. Mullineaux	Kathleen A. Rogers
Nancy E. Uridil	Nancy E. Uridil

PAY RATIO

As required by the Dodd-Frank Act, information about the 2023 total compensation for our median employee and the President and CEO, Mr. Howell, is as follows:

▪the median of the annual total compensation of all of our employees (other than the CEO) was $145,654; and
▪the annual total compensation of the CEO, as reported in the Summary Compensation Table, was $3,552,592.

Based on this information, for 2023, the ratio of the annual total compensation of the CEO to the median of the annual total compensation of all employees was 24 to 1.

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
The median employee's compensation for 2023 includes base salary, incentive compensation, matching contributions to the qualified defined contribution plan, and the value of such employee’s pension benefits (if applicable). The value of the pension benefits represents only the change in the actuarial present value of accumulated pension benefits, which is primarily dependent on changes in interest rates, years of benefit service and salary. With respect to the annual total compensation of the CEO, we used the amount reported in the “Total” column of our 2023 Summary Compensation Table.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We have one class of capital stock, Class B Stock, all of which is owned by our current and former member institutions. Individuals, including directors and officers of the FHLB, are not permitted to own our capital stock. Therefore, we have no equity compensation plans.

The following table lists institutions holding five percent or more of outstanding capital stock at February 29, 2024 and includes any known affiliates that are members of the FHLB:

(Dollars in thousands)
		Capital	Percent of Total	Number
Name	Address	Stock	Capital Stock	of Shares
JPMorgan Chase Bank, N.A.	1111 Polaris Parkway Columbus, OH 43240	$673,165	14%	6,731,648
U.S. Bank, N.A.	425 Walnut Street Cincinnati, OH 45202	609,090	13	6,090,902
Keybank, N.A.	127 Public Square Cleveland, OH 44114	507,452	11	5,074,518
Fifth Third Bank	38 Fountain Square Plaza Cincinnati, OH 45202	300,927	6	3,009,266
Third Federal Savings and Loan Association	7007 Broadway Avenue Cleveland, OH 44105	242,670	5	2,426,697
The following table lists capital stock outstanding as of February 29, 2024 held by member institutions that have an officer or director who serves as a director of the FHLB:

(Dollars in thousands)
		Capital	Percent of Total
Name	Address	Stock	Capital Stock
Fifth Third Bank	38 Fountain Square Plaza Cincinnati, OH 45202	$300,927	6.4%
Western & Southern Financial Group (1)	400 Broadway Street Cincinnati, OH 45202	177,334	3.8
The Park National Bank	50 North Third Street Newark, OH 43055	14,506	0.3
The Bank of Fayette County	1265 Highway 57 E Collierville, TN 38017	3,162	0.1
First State Bank	19230 State Route 136 Winchester, OH 45697	1,178	0.0
Miami Savings Bank	8008 Ferry Street Miamitown, OH 45041	1,100	0.0
Farmers Bank & Trust Company	201 South Main Street Marion, KY 42064	1,079	0.0
Commercial Bank & Trust Company	107 North Poplar Paris, TN 38242	886	0.0
Farmers National Bank	304 West Main Street Danville, KY 40422	799	0.0
Ohio Capital Finance Corporation	88 East Broad Street, Suite 1800 Columbus, OH 43215	130	0.0
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

Our capital stock is not permitted to be publicly traded and is not listed on any stock exchange. Therefore, we are not governed by stock exchange rules relating to director independence. If we were so governed, arguably none of our industry directors, who are elected by our members, would be deemed independent because all are directors and/or officers of members that do business with us. Messrs. Diaz, Herron, Spivey and Stivers and Mses. Anderson, Darby and Uridil, our seven non-industry directors, have no material transactions, relationships or arrangements with the FHLB other than in their capacity as directors. Therefore, our Board of Directors has determined that each of them is independent under the independence standards of the New York Stock Exchange.

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

As required by Finance Agency regulations, we have a written conflict of interest policy. This policy requires directors (1) to disclose to the Board of Directors any known personal financial interests that they, their immediate family members or their business associates have in any matter to be considered by the Board and in any other matter in which another person or entity does or proposes to do business with the FHLB and (2) to recuse themselves from considering or voting on any such matter. The scope of the Finance Agency's conflict of interest regulation (available at www.fhfa.gov) and our conflict of interest policy (posted on our website at www.fhlbcin.com) is similar, although not identical, to the scope of the SEC's requirements governing transactions with related persons. In 2007, our Board of Directors adopted a written related person transaction policy that is intended to close any gaps between Finance Agency and SEC requirements. The policy includes procedures for identifying, approving and reporting related person transactions as defined by the SEC. One of the tools that we used to monitor non-ordinary course transactions and other relationships with our directors and executive officers is an annual questionnaire that uses the New York Stock Exchange criteria for independence. Finally, our policy covering insider trading provides that any request for redemption of excess stock unrelated to Mission Assets and Activities volatility held by a Director's Financial Institution must be approved by the Board of Directors or by the Executive Committee of the Board.

We believe these policies are effective in bringing to the attention of management and the Board any non-ordinary course transactions that require Board review and approval and that all such transactions since January 1, 2023 have been so reviewed and approved.

Item 14.    Principal Accountant Fees and Services.

The following table sets forth the aggregate fees billed to the FHLB for the years ended December 31, 2023 and 2022 by its independent registered public accounting firm, PwC:

	For the Years Ended
(In thousands)	December 31,
	2023	2022
Audit fees	$921	$843
Audit-related fees	84	79
Tax fees	—	—
All other fees	1	1
Total fees	$1,006	$923
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

The FHLB paid additional fees to PwC in the form of assessments paid to the Office of Finance. The FHLB is assessed its proportionate share of the costs of operating the Office of Finance, which includes the expenses associated with the annual audits of the combined financial statements of the FHLBanks. These assessments, which totaled $59,000 and $61,000 in 2023 and 2022, respectively, are not included in the table above.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a)Financial Statements. The following financial statements of the Federal Home Loan Bank of Cincinnati, set forth in Item 8. Financial Statements and Supplementary Data above, are filed as a part of this registration statement.

Report of Independent Registered Public Accounting Firm (PCAOB ID 238)
Statements of Condition as of December 31, 2023 and 2022
Statements of Income for the years ended December 31, 2023, 2022 and 2021
Statements of Comprehensive Income for the years ended December 31, 2023, 2022 and 2021
Statements of Capital for the years ended December 31, 2023, 2022 and 2021
Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021
Notes to Financial Statements

(b)Exhibits.

Exhibit Number (1)	Description of exhibit	Document filed or furnished, as indicated below

3.1	Organization Certificate	Form 10, filed December 5, 2005

3.2	Bylaws, as amended through January 18, 2024	Form 8-K, filed January 23, 2024

4.1	Capital Plan, effective April 18, 2022	Form 10-Q, filed May 5, 2022

4.2	Description of Capital Stock	Form 10-K, filed March 17, 2022

10.1	Form of Blanket Agreement for Advances and Security Agreement, as in effect for signatories prior to November 21, 2005	Form 10, filed December 5, 2005

10.2	Form of Blanket Security Agreement, for new signatories on and after November 21, 2005	Form 10, filed December 5, 2005

10.3	Form of Mortgage Purchase Program Master Selling and Servicing Master Agreement	Form 10, filed December 5, 2005

10.4
Federal Home Loan Banks P&I Funding and Contingency Plan Agreement, entered into as of July 20, 2006, by and among the Office of Finance and each of the Federal Home Loan Banks, as amended and restated on January 1, 2017
Form 10-K, filed March 16, 2017

10.5	Joint Capital Enhancement Agreement, as amended on August 5, 2011, by and among each of the Federal Home Loan Banks	Form 8-K, filed August 5, 2011

10.6 (2)	Incentive Compensation Plan as of January 1, 2022	Form 10-K, filed March 17, 2022

10.7 (2)	Incentive Compensation Plan as of January 1, 2023	Form 10-K, filed March 16, 2023

10.8 (2)	Federal Home Loan Bank of Cincinnati Benefit Equalization Plan (December 2008 Restatement)	Form 10-K, filed March 18, 2010

10.9 (2)	First Amendment to the Federal Home Loan Bank of Cincinnati Benefit Equalization Plan (December 2008 Restatement)	Form 10-K, filed March 18, 2010

10.10	Form of indemnification agreement between the Federal Home Loan Bank and each of its directors and executive officers (used from July 29, 2009 to December 31, 2016)	Form 8-K, filed July 30, 2009

10.11	Form of indemnification agreement between the Federal Home Loan Bank and each of its directors and executive officers (used from January 1, 2017 to November 4, 2018)	Form 10-K, filed March 16, 2017

10.12	Form of indemnification agreement between the Federal Home Loan Bank and each of its directors and executive officers (used after November 5, 2018)	Form 10-K, filed March 21, 2019

10.13	Federal Home Loan Bank of Cincinnati Executive Change in Control Severance Plan	Form 10-Q, filed November 9, 2017

10.14	Federal Home Loan Bank of Cincinnati Supplemental Executive Retirement Plan	Filed Herewith
24	Power of Attorney (included in Signature Page)	Filed Herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	Filed Herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	Filed Herewith

32	Section 1350 Certifications	Furnished Herewith

99.1	Audit Committee Letter	Furnished Herewith

99.2	Audit Committee Charter	Furnished Herewith

101.INS	XBRL Instance Document	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document	Filed Herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed Herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed Herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed Herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed Herewith

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed Herewith
(1)Numbers coincide with Item 601 of Regulation S-K.
(2)Indicates management compensation plan or arrangement.

Item 16.    Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 21st day of March 2024.

FEDERAL HOME LOAN BANK OF CINCINNATI
(Registrant)

By:	/s/ Andrew S. Howell
Andrew S. Howell
President and Chief Executive Officer

SIGNATURES AND POWER OF ATTORNEY

We, the undersigned directors of the Federal Home Loan Bank of Cincinnati, hereby appoint Andrew S. Howell and Stephen J. Sponaugle, or either of them, our true and lawful attorneys and agents to do any and all acts and things in our names and on our behalves, in our capacities indicated below, which said attorneys and agents, or either of them, may deem necessary or advisable to enable said registrant to comply with the Securities Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2023, including, without limitation, power and authority to sign for us, or any of us, in our names in the capacities indicated below, the Report and any and all amendments to the Report, and we hereby ratify and confirm all that said attorneys and agents, or each of them, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of the 21st day of March 2024.

Signatures	Title

/s/ Andrew S. Howell	President and Chief Executive Officer
Andrew S. Howell	(principal executive officer)

/s/ Stephen J. Sponaugle	Executive Vice President, Chief Financial Officer
Stephen J. Sponaugle	(principal financial officer)

/s/ J. Christopher Bates	Senior Vice President, Chief Accounting Officer
J. Christopher Bates	(principal accounting officer)

/s/ J. Lynn Anderson	Director (Chair)
J. Lynn Anderson, Chair

/s/ J. Wade Berry	Director
J. Wade Berry

/s/ Brady T. Burt	Director
Brady T. Burt

/s/ Greg W. Caudill	Director
Greg W. Caudill

/s/ Kristin H. Darby	Director
Kristin H. Darby

/s/ Lewis Diaz	Director
Lewis Diaz

/s/ Roy Molitor Ford, Jr.	Director
Roy Molitor Ford, Jr.

/s/ Danny J. Herron	Director
Danny J. Herron

/s/ Robert T. Lameier	Director
Robert T. Lameier

/s/ Michael P. Pell	Director
Michael P. Pell

/s/ Kathleen A. Rogers	Director
Kathleen A. Rogers

/s/ Leslie Scott Spivey	Director
Leslie Scott Spivey

/s/ Steven E. Stivers	Director
Steven E. Stivers

/s/ Nancy E. Uridil	Director
Nancy E. Uridil

/s/ James J. Vance	Director (Vice Chair)
James J. Vance, Vice Chair

/s/ Jonathan D. Welty	Director
Jonathan D. Welty

/s/ H. McCall Wilson, Jr.	Director
H. McCall Wilson, Jr.