Form 10-Q
period 2024-03-31
Federal Home Loan Bank of Cincinnati
filed 2024-05-09
CIK 1326771

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
☐ Yes   ☒ No
The capital stock of the registrant is not listed on any securities exchange or quoted on any automated quotation system, only may be owned by members and former members and is transferable only at its par value of $100 per share. As of April 30, 2024, the registrant had 46,421,084 shares of capital stock outstanding, which included stock classified as mandatorily redeemable.

Page 1 of	69

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CONDITION
(Unaudited)

(In thousands, except par value)

	March 31, 2024	December 31, 2023
ASSETS
Cash and due from banks	$19,590	$20,824
Interest-bearing deposits	1,725,190	1,875,037
Securities purchased under agreements to resell	1,762,400	5,242,480
Federal funds sold	6,255,000	6,774,000
Investment securities:
Trading securities	2,481,103	1,745,742
Available-for-sale securities (amortized cost of $9,131,043 and $10,247,585 and includes $806,963 and $819,794 pledged as collateral that may be repledged)	9,109,494	10,171,588
Held-to-maturity securities (fair value of $16,244,785 and $16,576,613)	16,538,542	16,832,133
Total investment securities	28,129,139	28,749,463
Advances (includes $239,652 and $214,035 at fair value under fair value option)	72,920,800	73,553,162
Mortgage loans held for portfolio, net of allowance for credit losses of $331 and $316	7,171,442	7,108,334
Accrued interest receivable	536,496	535,564
Derivative assets	41,103	101,991
Other assets, net	33,330	34,883
TOTAL ASSETS	$118,594,490	$123,995,738
LIABILITIES
Deposits	$1,098,432	$1,113,704
Consolidated Obligations:
Discount Notes (includes $8,330,273 and $14,085,003 at fair value under fair value option)	18,237,647	23,690,526
Bonds (includes $12,315,622 and $20,657,254 at fair value under fair value option)	91,868,171	91,756,430
Total Consolidated Obligations	110,105,818	115,446,956
Mandatorily redeemable capital stock	17,046	17,314
Accrued interest payable	500,461	422,886
Affordable Housing Program payable	159,280	139,807
Derivative liabilities	410	9,831
Other liabilities	363,335	418,557
Total liabilities	112,244,782	117,569,055
Commitments and contingencies
CAPITAL
Capital stock Class B putable ($100 par value); issued and outstanding shares: 46,790 and 48,459	4,678,997	4,845,902
Retained earnings:
Unrestricted	970,615	964,436
Restricted	722,977	693,682
Total retained earnings	1,693,592	1,658,118
Accumulated other comprehensive income (loss)	(22,881)	(77,337)
Total capital	6,349,708	6,426,683
TOTAL LIABILITIES AND CAPITAL	$118,594,490	$123,995,738

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF INCOME
(Unaudited)

(In thousands)	Three Months Ended March 31,
	2024	2023
INTEREST INCOME:
Advances	$1,056,977	$896,609
Prepayment fees on Advances, net	271	31
Interest-bearing deposits	24,419	24,850
Securities purchased under agreements to resell	29,780	23,517
Federal funds sold	113,048	87,869
Investment securities:
Trading securities	17,370	18,454
Available-for-sale securities	144,565	107,111
Held-to-maturity securities	224,183	169,897
Total investment securities	386,118	295,462
Mortgage loans held for portfolio	57,962	52,792
Loans to other FHLBanks	222	482
Total interest income	1,668,797	1,381,612
INTEREST EXPENSE:
Consolidated Obligations:
Discount Notes	260,149	547,441
Bonds	1,192,672	641,996
Total Consolidated Obligations	1,452,821	1,189,437
Deposits	14,724	11,718
Mandatorily redeemable capital stock	385	256
Total interest expense	1,467,930	1,201,411
NET INTEREST INCOME	200,867	180,201
NON-INTEREST INCOME (LOSS):
Net gains (losses) on trading securities	(13,794)	25,360
Net gains (losses) on sales of available-for-sale securities	1,136	—
Net gains (losses) on financial instruments held under fair value option	(8,599)	(34,812)
Net gains (losses) on derivatives	20,973	(7,916)
Other, net	7,794	6,990
Total non-interest income (loss)	7,510	(10,378)
NON-INTEREST EXPENSE:
Compensation and benefits	14,688	14,084
Other operating expenses	8,908	7,422
Finance Agency	2,840	2,744
Office of Finance	1,747	1,320
Voluntary housing contributions	15,697	422
Other	1,701	2,234
Total non-interest expense	45,581	28,226
INCOME BEFORE ASSESSMENTS	162,796	141,597
Affordable Housing Program assessments	16,318	14,185
NET INCOME	$146,478	$127,412
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

(In thousands)	Three Months Ended March 31,
	2024	2023
Net income	$146,478	$127,412
Other comprehensive income (loss) adjustments:
Net unrealized gains (losses) on available-for-sale securities	55,584	(3,046)
Reclassification adjustment for net realized (gains) losses on sale of available-for-sale securities included in net income	(1,136)	—
Pension and postretirement benefits	8	(98)
Total other comprehensive income (loss) adjustments	54,456	(3,144)
Comprehensive income (loss)	$200,934	$124,268

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CAPITAL
(Unaudited)

(In thousands)	Capital Stock Class B - Putable		Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Par Value	Unrestricted	Restricted	Total		Capital
BALANCE, DECEMBER 31, 2022	51,507	$5,150,679	$840,774	$560,118	$1,400,892	$(49,340)	$6,502,231
Comprehensive income (loss)			101,929	25,483	127,412	(3,144)	124,268
Proceeds from issuance of capital stock	31,086	3,108,662					3,108,662
Repurchase of capital stock	(16,533)	(1,653,297)					(1,653,297)
Net stock reclassified to mandatorily redeemable capital stock	(6)	(620)					(620)
Cash dividends on capital stock			(74,038)		(74,038)		(74,038)
BALANCE, MARCH 31, 2023	66,054	$6,605,424	$868,665	$585,601	$1,454,266	$(52,484)	$8,007,206

BALANCE, DECEMBER 31, 2023	48,459	$4,845,902	$964,436	$693,682	$1,658,118	$(77,337)	$6,426,683
Comprehensive income (loss)			117,183	29,295	146,478	54,456	200,934
Proceeds from issuance of capital stock	3,331	333,136					333,136
Repurchase of capital stock	(5,000)	(500,041)					(500,041)
Cash dividends on capital stock			(111,004)		(111,004)		(111,004)
BALANCE, MARCH 31, 2024	46,790	$4,678,997	$970,615	$722,977	$1,693,592	$(22,881)	$6,349,708

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CASH FLOWS
(Unaudited)

(In thousands)	Three Months Ended March 31,
	2024	2023
OPERATING ACTIVITIES:
Net income	$146,478	$127,412
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization/(accretion)	(102,516)	168,067
Net change in derivative and hedging activities	382,746	(289,560)
Net change in fair value adjustments on trading securities	13,794	(25,360)
Net realized (gains) losses from sales of available-for-sale securities	(1,136)	—
Net change in fair value adjustments on financial instruments held under fair value option	8,599	34,812
Other adjustments, net	260	245
Net change in:
Accrued interest receivable	(875)	(169,783)
Other assets	3,098	3,461
Accrued interest payable	62,633	67,999
Other liabilities	22,765	2,297
Total adjustments	389,368	(207,822)
Net cash provided by (used in) operating activities	535,846	(80,410)

INVESTING ACTIVITIES:
Net change in:
Interest-bearing deposits	223,910	(104,448)
Securities purchased under agreements to resell	3,480,080	(8,745,910)
Federal funds sold	519,000	(3,261,000)
Trading securities:
Proceeds from maturities and paydowns	250,015	19
Purchases	(999,170)	—
Available-for-sale securities:
Proceeds from maturities and paydowns	21,329	—
Proceeds from sales	966,289	—
Purchases	(132,842)	(197,872)
Held-to-maturity securities:
Proceeds from maturities and paydowns	556,488	305,898
Purchases	(216,961)	(336,657)
Advances, net	335,881	(40,449,531)
Mortgage loans held for portfolio:
Principal collected	134,270	134,797
Purchases	(200,875)	(42,284)
Loans to other FHLBanks, net	—	(750,000)
Premises, software, and equipment, net	(2,330)	(1,177)
Net cash provided by (used in) investing activities	4,935,084	(53,448,165)

The accompanying notes are an integral part of these financial statements.

(continued from previous page)
FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CASH FLOWS
(Unaudited)

(In thousands)	Three Months Ended March 31,
	2024	2023
FINANCING ACTIVITIES:
Net change in deposits and pass-through reserves	$11,507	$228,297
Net proceeds from issuance of Consolidated Obligations:
Discount Notes	19,185,422	108,499,748
Bonds	31,614,919	53,303,735
Bonds transferred from other FHLBanks	—	249,999
Payments for maturing and retiring Consolidated Obligations:
Discount Notes	(24,528,835)	(79,687,171)
Bonds	(31,477,000)	(29,003,945)
Proceeds from issuance of capital stock	333,136	3,108,662
Payments for repurchase of capital stock	(500,041)	(1,653,297)
Payments for repurchase/redemption of mandatorily redeemable capital stock	(268)	(1,405)
Cash dividends paid	(111,004)	(74,038)
Net cash provided by (used in) financing activities	(5,472,164)	54,970,585
Net increase (decrease) in cash and due from banks	(1,234)	1,442,010
Cash and due from banks at beginning of the period	20,824	19,604
Cash and due from banks at end of the period	$19,590	$1,461,614
Supplemental Disclosures:
Interest paid	$1,548,543	$982,784
Affordable Housing Program payments, net	$1,845	$4,234

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

Note 1 - Basis of Presentation

The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of financial statements in accordance with GAAP requires management to make assumptions and estimates. These assumptions and estimates affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. Actual results could differ from these estimates. The interim financial statements presented are unaudited, but they include all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations, and cash flows for such periods. These financial statements do not include all disclosures associated with annual financial statements and accordingly should be read in conjunction with the audited financial statements and notes included in the FHLB's Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (SEC) on March 21, 2024. Results for the three months ended March 31, 2024 are not necessarily indicative of operating results for the full year.

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

The net exposure for these financial instruments can change on a daily basis; therefore, there may be a delay between the time this exposure change is identified and additional collateral is requested, and the time this collateral is received or pledged. Likewise, there may be a delay for excess collateral to be returned. For derivative instruments that meet the requirements for netting, any excess cash collateral received or pledged is recognized as a derivative liability or derivative asset. Additional information regarding these agreements is provided in Note 6. Based on the fair value of the related collateral held, the securities purchased under agreements to resell were fully collateralized for the periods presented. For more information about the FHLB's investments in securities purchased under agreements to resell, see “Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies” in the FHLB's 2023 Annual Report on Form 10-K.

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

At March 31, 2024 and December 31, 2023, interest-bearing deposits and Federal funds sold were transacted with counterparties that have received a credit rating of single-A or greater by a nationally recognized statistical rating organization (NRSRO). The FHLB’s internal ratings of these counterparties may differ from those issued by an NRSRO. Finance Agency regulations include a limit on the amount of unsecured credit the FHLB may extend to a counterparty. At March 31, 2024 and December 31, 2023, all investments in interest-bearing deposits and Federal funds sold were repaid or expected to be repaid according to their respective contractual terms. No allowance for credit losses was recorded for these assets at March 31, 2024 and December 31, 2023. Carrying values of interest-bearing deposits and Federal funds sold exclude accrued interest receivable of (in thousands) $7,978 and $2,779 as of March 31, 2024, and $8,627 and $3,006 as of December 31, 2023.

Securities purchased under agreements to resell are short-term and are structured such that they are evaluated regularly to determine if the market value of the underlying securities decreases below the market value required as collateral (i.e., subject to collateral maintenance provisions). If so, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash, generally by the next business day. Based upon the collateral held as security and collateral maintenance provisions with counterparties, the FHLB determined that no allowance for credit losses was needed for its securities purchased under agreements to resell at March 31, 2024 and December 31, 2023. The carrying value of securities purchased under agreements to resell excludes accrued interest receivable of (in thousands) $1,090 and $2,373 as of March 31, 2024 and December 31, 2023, respectively.

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

Trading Securities

Table 3.1 - Trading Securities by Major Security Types (in thousands)

Fair Value	March 31, 2024	December 31, 2023
Non-mortgage-backed securities (non-MBS):
U.S. Treasury obligations	$1,003,820	$248,688
GSE obligations	1,477,252	1,497,009
Total non-MBS	2,481,072	1,745,697
Mortgage-backed securities (MBS):
U.S. obligation single-family	31	45
Total MBS	31	45
Total	$2,481,103	$1,745,742

Table 3.2 - Net Gains (Losses) on Trading Securities (in thousands)

	Three Months Ended March 31,
	2024	2023
Net unrealized gains (losses) on trading securities held at period end	$(15,106)	$25,360
Net gains (losses) on trading securities sold/matured during the period	1,312	—
Net gains (losses) on trading securities	$(13,794)	$25,360

Available-for-Sale Securities

Table 3.3 - Available-for-Sale Securities by Major Security Types (in thousands)

	March 31, 2024
	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-MBS:
U.S. Treasury obligations	$6,570,152	$8,812	$(1,229)	$6,577,735
GSE obligations	117,954	1,088	—	119,042
Total non-MBS	6,688,106	9,900	(1,229)	6,696,777
MBS:
GSE multi-family	2,442,937	2,671	(32,891)	2,412,717
Total MBS	2,442,937	2,671	(32,891)	2,412,717
Total	$9,131,043	$12,571	$(34,120)	$9,109,494

	December 31, 2023
	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-MBS:
U.S. Treasury obligations	$7,630,467	$564	$(19,212)	$7,611,819
GSE obligations	119,366	575	(29)	119,912
Total non-MBS	7,749,833	1,139	(19,241)	7,731,731
MBS:
GSE multi-family	2,497,752	97	(57,992)	2,439,857
Total MBS	2,497,752	97	(57,992)	2,439,857
Total	$10,247,585	$1,236	$(77,233)	$10,171,588
(1)Amortized cost of available-for-sale securities includes adjustments made to the cost basis of an investment for accretion, amortization, and/or fair value hedge accounting adjustments, and excludes accrued interest receivable of (in thousands) $46,948 and $47,969 at March 31, 2024 and December 31, 2023, respectively.

Table 3.4 summarizes the available-for-sale securities with gross unrealized losses, which are aggregated by major security type and length of time that individual securities have been in a continuous gross unrealized loss position.

Table 3.4 - Available-for-Sale Securities in a Continuous Gross Unrealized Loss Position (in thousands)

	March 31, 2024
	Less than 12 Months		12 Months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Non-MBS:
U.S. Treasury obligations	$133,286	$(40)	$1,205,076	$(1,189)	$1,338,362	$(1,229)
Total non-MBS	133,286	(40)	1,205,076	(1,189)	1,338,362	(1,229)
MBS:
GSE multi-family MBS	202,904	(683)	1,641,365	(32,208)	1,844,269	(32,891)
Total MBS	202,904	(683)	1,641,365	(32,208)	1,844,269	(32,891)
Total	$336,190	$(723)	$2,846,441	$(33,397)	$3,182,631	$(34,120)

	December 31, 2023
	Less than 12 Months		12 Months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Non-MBS:
U.S. Treasury obligations	$5,738,322	$(14,385)	$907,749	$(4,827)	$6,646,071	$(19,212)
GSE obligations	—	—	4,478	(29)	4,478	(29)
Total non-MBS	5,738,322	(14,385)	912,227	(4,856)	6,650,549	(19,241)
MBS:
GSE multi-family MBS	1,103,524	(12,797)	1,196,774	(45,195)	2,300,298	(57,992)
Total MBS	1,103,524	(12,797)	1,196,774	(45,195)	2,300,298	(57,992)
Total	$6,841,846	$(27,182)	$2,109,001	$(50,051)	$8,950,847	$(77,233)

Table 3.5 - Available-for-Sale Securities by Contractual Maturity (in thousands)

	March 31, 2024		December 31, 2023
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-MBS:
Due in 1 year or less	$—	$—	$—	$—
Due after 1 year through 5 years	5,968,388	5,975,311	7,010,815	6,994,480
Due after 5 years through 10 years	713,363	715,015	728,761	726,993
Due after 10 years	6,355	6,451	10,257	10,258
Total non-MBS	6,688,106	6,696,777	7,749,833	7,731,731
MBS (1)	2,442,937	2,412,717	2,497,752	2,439,857
Total	$9,131,043	$9,109,494	$10,247,585	$10,171,588
(1)MBS are not presented by contractual maturity because their expected maturities will likely differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 3.6 - Interest Rate Payment Terms of Available-for-Sale Securities (in thousands)

	March 31, 2024	December 31, 2023
Amortized cost of non-MBS:
Fixed-rate	$6,688,106	$7,749,833
Total amortized cost of non-MBS	6,688,106	7,749,833
Amortized cost of MBS:
Fixed-rate	2,442,937	2,497,752
Total amortized cost of MBS	2,442,937	2,497,752
Total	$9,131,043	$10,247,585

Realized Gains and Losses. During the three months ended March 31, 2024, for strategic and economic reasons, the FHLB sold a portion of AFS securities. These securities had an amortized cost (determined by the specific identification method) of (in thousands) $965,153. Proceeds from the sales totaled (in thousands) $966,289, resulting in realized gains of (in thousands) $1,136. The FHLB had no sales of securities out of its available-for-sale portfolio for the three months ended March 31, 2023.

Held-to-Maturity Securities

Table 3.7 - Held-to-Maturity Securities by Major Security Types (in thousands)

	March 31, 2024
	Amortized Cost (1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
Non-MBS:
U.S. Treasury obligations	$48,021	$—	$(34)	$47,987
Total non-MBS	48,021	—	(34)	47,987
MBS:
U.S. obligation single-family	1,084,078	—	(147,853)	936,225
GSE single-family	3,268,527	7,810	(93,208)	3,183,129
GSE multi-family	12,137,916	3,758	(64,230)	12,077,444
Total MBS	16,490,521	11,568	(305,291)	16,196,798
Total	$16,538,542	$11,568	$(305,325)	$16,244,785

	December 31, 2023
	Amortized Cost (1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
Non-MBS:
U.S. Treasury obligations	$49,078	$—	$(6)	$49,072
Total non-MBS	49,078	—	(6)	49,072
MBS:
U.S. obligation single-family	1,109,265	—	(129,457)	979,808
GSE single-family	3,146,571	23,124	(79,336)	3,090,359
GSE multi-family	12,527,219	2,159	(72,004)	12,457,374
Total MBS	16,783,055	25,283	(280,797)	16,527,541
Total	$16,832,133	$25,283	$(280,803)	$16,576,613

(1)Carrying value equals amortized cost. Amortized cost of held-to-maturity securities includes adjustments made to the cost basis of an investment for accretion and amortization and excludes accrued interest receivable of (in thousands) $67,243 and $68,866 at March 31, 2024 and December 31, 2023, respectively.

Table 3.8 - Held-to-Maturity Securities by Contractual Maturity (in thousands)

	March 31, 2024		December 31, 2023
Year of Maturity	Amortized Cost (1)	Fair Value	Amortized Cost (1)	Fair Value
Non-MBS:
Due in 1 year or less	$48,021	$47,987	$49,078	$49,072
Due after 1 year through 5 years	—	—	—	—
Due after 5 years through 10 years	—	—	—	—
Due after 10 years	—	—	—	—
Total non-MBS	48,021	47,987	49,078	49,072
MBS (2)	16,490,521	16,196,798	16,783,055	16,527,541
Total	$16,538,542	$16,244,785	$16,832,133	$16,576,613
(1)Carrying value equals amortized cost.
(2)MBS are not presented by contractual maturity because their expected maturities will likely differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 3.9 - Interest Rate Payment Terms of Held-to-Maturity Securities (in thousands)

	March 31, 2024	December 31, 2023
Amortized cost of non-MBS:
Fixed-rate	$48,021	$49,078
Total amortized cost of non-MBS	48,021	49,078
Amortized cost of MBS:
Fixed-rate	4,218,708	4,118,328
Variable-rate	12,271,813	12,664,727
Total amortized cost of MBS	16,490,521	16,783,055
Total	$16,538,542	$16,832,133

For the three months ended March 31, 2024 and 2023, the FHLB did not sell any held-to-maturity securities.

Allowance for Credit Losses on Available-for-Sale and Held-to-Maturity Securities

The FHLB evaluates available-for-sale and held-to-maturity investment securities for credit losses on a quarterly basis. The FHLB’s available-for-sale and held-to-maturity securities are U.S. Treasury obligations, GSE obligations, and MBS issued by Fannie Mae, Freddie Mac and Ginnie Mae that are backed by single-family or multi-family mortgage loans. The FHLB only purchases securities considered investment quality. At March 31, 2024 and December 31, 2023, all available-for-sale and held-to-maturity securities were rated single-A, or above, by an NRSRO, based on the lowest long-term credit rating for each security owned by the FHLB. The FHLB’s internal ratings of these securities may differ from those obtained from an NRSRO.

The FHLB evaluates individual available-for-sale securities for impairment by comparing the security’s fair value to its amortized cost. Impairment may exist when the fair value of the investment is less than its amortized cost (i.e., in an unrealized loss position). At March 31, 2024 and December 31, 2023, certain available-for-sale securities were in an unrealized loss position. These losses are considered temporary as the FHLB expects to recover the entire amortized cost basis on these available-for-sale investment securities and does not intend to sell these securities nor considers it more likely than not that it will be required to sell these securities before the anticipated recovery of each security's remaining amortized cost basis. Further, the FHLB has not experienced any payment defaults on the instruments at March 31, 2024 or December 31, 2023 and all of these securities are highly-rated. In the case of U.S. obligations, they carry an explicit government guarantee. In the case of GSE securities, they are purchased under the assumption that the issuers' obligation to pay principal and interest on those securities will be honored, taking into account their status as GSEs. As a result, no allowance for credit losses was recorded on these available-for-sale securities at March 31, 2024 and December 31, 2023.

The FHLB evaluates its held-to-maturity securities for impairment on a collective, or pooled basis, unless an individual assessment is deemed necessary because the securities do not possess similar risk characteristics. As of March 31, 2024 and December 31, 2023, the FHLB had not established an allowance for credit loss on any held-to-maturity securities because the securities: (1) were all highly-rated and/or had short remaining terms to maturity, (2) had not experienced, nor did the FHLB expect, any payment default on the instruments, (3) in the case of U.S. obligations, the securities carry an explicit government guarantee such that the FHLB considered the risk of nonpayment to be zero, and (4) in the case of GSE securities, they are purchased under an assumption that the issuers' obligation to pay principal and interest on those securities will be honored, taking into account their status as GSEs.

Note 4 - Advances

The following table presents Advance redemptions by contractual maturity, including index-amortizing Advances, which are presented according to their predetermined amortization schedules.

Table 4.1 - Advances by Redemption Term (dollars in thousands)

	March 31, 2024		December 31, 2023
Redemption Term	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Overdrawn demand deposit accounts	$—	—%	$458	5.54%
Due in 1 year or less	30,421,409	5.38	31,560,442	5.42
Due after 1 year through 2 years	14,929,186	5.34	10,707,268	5.18
Due after 2 years through 3 years	14,980,228	5.09	17,456,336	5.28
Due after 3 years through 4 years	5,605,854	3.95	4,668,018	3.90
Due after 4 years through 5 years	5,875,133	5.31	7,677,484	5.05
Thereafter	1,490,101	2.50	1,567,786	2.52
Total principal amount	73,301,911	5.14	73,637,792	5.15
Commitment fees	(79)		(81)
Discounts	(1,343)		(1,463)
Fair value hedging adjustments	(379,721)		(87,501)
Fair value option valuation adjustments and accrued interest	32		4,415
Total (1)	$72,920,800		$73,553,162
(1)Carrying values exclude accrued interest receivable of (in thousands) $357,362 and $366,930 at March 31, 2024 and December 31, 2023, respectively.

The FHLB offers certain fixed- and variable-rate Advances to members that may be prepaid on specified dates (call dates) without incurring prepayment or termination fees (callable Advances). Other Advances may only be prepaid subject to a prepayment fee paid to the FHLB that makes the FHLB financially indifferent to the prepayment of the Advance.

Table 4.2 - Advances by Redemption Term or Next Call Date (in thousands)

Redemption Term or Next Call Date	March 31, 2024	December 31, 2023
Overdrawn demand deposit accounts	$—	$458
Due in 1 year or less	33,421,409	34,560,442
Due after 1 year through 2 years	17,942,686	15,207,268
Due after 2 years through 3 years	8,999,348	9,988,956
Due after 3 years through 4 years	9,592,354	8,668,018
Due after 4 years through 5 years	1,856,013	3,644,864
Thereafter	1,490,101	1,567,786
Total principal amount	$73,301,911	$73,637,792

The FHLB also offers putable Advances. With a putable Advance, the FHLB effectively purchases put options from the member that allows the FHLB to terminate the Advance at predetermined dates. The FHLB normally would exercise its put option when interest rates increase relative to contractual rates.

Table 4.3 - Advances by Redemption Term or Next Put Date for Putable Advances (in thousands)

Redemption Term or Next Put Date	March 31, 2024	December 31, 2023
Overdrawn demand deposit accounts	$—	$458
Due in 1 year or less	30,891,409	31,985,442
Due after 1 year through 2 years	14,964,186	10,772,268
Due after 2 years through 3 years	14,985,228	17,471,336
Due after 3 years through 4 years	5,605,854	4,668,018
Due after 4 years through 5 years	5,765,133	7,577,484
Thereafter	1,090,101	1,162,786
Total principal amount	$73,301,911	$73,637,792

Table 4.4 - Advances by Interest Rate Payment Terms (in thousands)

	March 31, 2024	December 31, 2023
Total fixed-rate (1)	$43,115,779	$42,114,739
Total variable-rate (1)	30,186,132	31,523,053
Total principal amount	$73,301,911	$73,637,792
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

Using a risk-based approach, the FHLB considers the payment status, collateralization levels, and borrower's financial condition to be indicators of credit quality for its credit products. At March 31, 2024 and December 31, 2023, the FHLB did not have any Advances that were past due, in non-accrual status or considered impaired. In addition, there were no modifications of Advances with borrowers experiencing financial difficulty during the three months ended March 31, 2024 or 2023. At March 31, 2024 and December 31, 2023, the FHLB had rights to collateral on a member-by-member basis with an estimated value in excess of its outstanding extensions of credit.

Based upon the collateral held as security, its credit extension and collateral policies and the repayment history on Advances, the FHLB did not expect any credit losses on Advances as of March 31, 2024 and, therefore, no allowance for credit losses on Advances was recorded. For the same reasons, the FHLB did not record any allowance for credit losses on Advances at December 31, 2023.

Advance Concentrations

Table 4.5 - Borrowers Holding Five Percent or more of Total Advances, Including Any Known Affiliates that are Members of the FHLB (dollars in millions)

March 31, 2024			December 31, 2023
	Principal	% of Total Principal Amount of Advances		Principal	% of Total Principal Amount of Advances
JPMorgan Chase Bank, N.A.	$14,000	19%	JPMorgan Chase Bank, N.A.	$14,000	19%
U.S. Bank, N.A.	10,000	14	U.S. Bank, N.A.	10,000	14
Keybank, N.A.	9,836	13	Keybank, N.A.	9,836	13
Third Federal Savings and Loan Association	4,933	7	Third Federal Savings and Loan Association	5,008	7
Fifth Third Bank	4,501	6	Fifth Third Bank	4,001	5
Total	$43,270	59%	Total	$42,845	58%

Note 5 - Mortgage Loans

Total mortgage loans held for portfolio represent residential mortgage loans under the Mortgage Purchase Program (MPP) that the FHLB's members originate, credit enhance, and then sell to the FHLB. The FHLB does not service any of these loans.

Table 5.1 - Mortgage Loans Held for Portfolio (in thousands)

	March 31, 2024	December 31, 2023
Fixed rate medium-term single-family mortgage loans (1)	$455,922	$462,554
Fixed rate long-term single-family mortgage loans (2)	6,566,745	6,497,563
Total unpaid principal balance	7,022,667	6,960,117
Premiums	147,391	146,380
Discounts	(4,051)	(3,200)
Hedging basis adjustments (3)	5,766	5,353
Total mortgage loans held for portfolio (4)	7,171,773	7,108,650
Allowance for credit losses on mortgage loans	(331)	(316)
Mortgage loans held for portfolio, net	$7,171,442	$7,108,334
(1)Medium-term is defined as an original term of 15 years or less.
(2)Long-term is defined as an original term of greater than 15 years up to 30 years.
(3)Represents the unamortized balance of the mortgage purchase commitments' market values at the time of settlement. The market value of the commitment is included in the basis of the mortgage loan and amortized accordingly.
(4)Excludes accrued interest receivable of (in thousands) $23,848 and $23,193 at March 31, 2024 and December 31, 2023, respectively.

Table 5.2 - Mortgage Loans Held for Portfolio by Collateral/Guarantee Type (in thousands)

	March 31, 2024	December 31, 2023
Conventional mortgage loans	$6,929,094	$6,863,020
Federal Housing Administration (FHA) mortgage loans	93,573	97,097
Total unpaid principal balance	$7,022,667	$6,960,117

Table 5.3 - Members, Including Any Known Affiliates that are Members of the FHLB, and Former Members Selling Five Percent or more of Total Unpaid Principal (dollars in millions)

	March 31, 2024			December 31, 2023
	Principal	% of Total		Principal	% of Total
Union Savings Bank	$1,527	22%	Union Savings Bank	$1,513	22%
FirstBank	715	10	FirstBank	725	10
Guardian Savings Bank FSB	409	6	Guardian Savings Bank FSB	405	6
The Huntington National Bank	401	6	The Huntington National Bank	404	6

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

Table 5.4 - Changes in the LRA (in thousands)

Three Months Ended
March 31, 2024
LRA at beginning of year	$239,051
Additions	3,421
Claims	(26)
Scheduled distributions	(2,303)
LRA at end of period	$240,143

Payment Status of Mortgage Loans. The key credit quality indicator for conventional mortgage loans is payment status, which allows the FHLB to monitor borrower performance. Past due loans are those where the borrower has failed to make a full payment of principal and interest within one month of its due date. Table 5.5 presents the payment status of conventional mortgage loans.

Table 5.5 - Credit Quality Indicator of Conventional Mortgage Loans (in thousands)

	March 31, 2024
	Origination Year
Payment status, at amortized cost:	Prior to 2020	2020 to March 31, 2024	Total
Past due 30-59 days	$15,503	$13,735	$29,238
Past due 60-89 days	3,595	1,682	5,277
Past due 90 days or more	6,144	1,354	7,498
Total past due mortgage loans	25,242	16,771	42,013
Current mortgage loans	3,059,876	3,975,664	7,035,540
Total conventional mortgage loans	$3,085,118	$3,992,435	$7,077,553

	December 31, 2023
	Origination Year
Payment status, at amortized cost:	Prior to 2019	2019 to 2023	Total
Past due 30-59 days	$15,870	$13,220	$29,090
Past due 60-89 days	2,989	821	3,810
Past due 90 days or more	7,379	2,568	9,947
Total past due mortgage loans	26,238	16,609	42,847
Current mortgage loans	2,316,368	4,651,660	6,968,028
Total conventional mortgage loans	$2,342,606	$4,668,269	$7,010,875

Other delinquency statistics include loans in process of foreclosure, serious delinquency rates, loans past due 90 days or more and still accruing interest, and non-accrual loans. Table 5.6 presents other delinquency statistics of mortgage loans.

Table 5.6 - Other Delinquency Statistics (dollars in thousands)

	March 31, 2024
Amortized Cost:	Conventional MPP Loans	FHA Loans	Total
In process of foreclosure (1)	$4,295	$207	$4,502
Serious delinquency rate (2)	0.11%	0.92%	0.12%
Past due 90 days or more still accruing interest (3)	$6,840	$867	$7,707
Loans on non-accrual status (4)	$1,406	$—	$1,406

	December 31, 2023
Amortized Cost:	Conventional MPP Loans	FHA Loans	Total
In process of foreclosure (1)	$5,826	$134	$5,960
Serious delinquency rate (2)	0.14%	0.98%	0.16%
Past due 90 days or more still accruing interest (3)	$9,383	$959	$10,342
Loans on non-accrual status (4)	$1,294	$—	$1,294
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
(4)At March 31, 2024 and December 31, 2023, (in thousands) $1,175 and $1,162, respectively, of conventional MPP loans on non-accrual status do not have a related allowance because these loans were either previously charged off to their expected recoverable value and/or the fair value of the underlying collateral, including any credit enhancements, is greater than the amortized cost of the loans.

The FHLB did not have any real estate owned at March 31, 2024 or December 31, 2023.

Mortgage Loan Modifications. Under certain circumstances, the FHLB offers loan modifications within its MPP. Most commonly, loan modifications consist of capitalization of any past due interest with a corresponding increase in unpaid principal and a recast of the monthly principal and interest payment. Less frequently, loan modifications may include interest rate reductions, term extensions, balloon payments, or a combination of these types. The amortized cost basis of mortgage loans modified with borrowers experiencing financial difficulty during the three months ended March 31, 2024 and 2023 was (in thousands) $895 and $1,793, respectively. The financial effect of the modifications was not material to the FHLB’s financial condition or results of operations.

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

Allowance for Credit Losses on Conventional Mortgage Loans. At March 31, 2024 and December 31, 2023 the FHLB's allowance for credit losses on its conventional mortgage loans held for portfolio was (in thousands) $331 and $316, respectively.

Note 6 - Derivatives and Hedging Activities

Nature of Business Activity

The FHLB is exposed to interest rate risk primarily from the effect of changes in interest rates. The goal of the FHLB's interest-rate risk management strategy is not to eliminate interest-rate risk, but to manage it within appropriate limits. To mitigate the risk of loss, the FHLB has established policies and procedures, which include guidelines on the amount of exposure to interest rate changes it is willing to accept. In addition, the FHLB monitors the risk to its interest income, net interest margin and average maturity of interest-earning assets and interest-bearing liabilities. The FHLB uses derivatives when they are considered to be the most cost-effective alternative to achieve the FHLB's financial and risk management objectives. See Note 7 - Derivatives and Hedging Activities in the FHLB's 2023 Annual Report on Form 10-K for additional information on the FHLB's derivative transactions.

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

Table 6.1 - Fair Value of Derivative Instruments (in thousands)

	March 31, 2024
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as fair value hedging instruments:
Interest rate swaps	$40,866,820	$24,304	$30,082
Derivatives not designated as hedging instruments:
Interest rate swaps	23,322,353	174,008	23,504
Interest rate swaptions	425,000	2,090	—
Mortgage delivery commitments	66,237	170	28
Total derivatives not designated as hedging instruments	23,813,590	176,268	23,532
Total derivatives before adjustments	$64,680,410	200,572	53,614
Netting adjustments and cash collateral (1)		(159,469)	(53,204)
Total derivative assets and total derivative liabilities		$41,103	$410

	December 31, 2023
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as fair value hedging instruments:
Interest rate swaps	$41,383,192	$9,352	$34,302
Derivatives not designated as hedging instruments:
Interest rate swaps	36,585,870	141,676	23,465
Interest rate swaptions	425,000	2,748	—
Mortgage delivery commitments	100,924	1,202	6
Total derivatives not designated as hedging instruments	37,111,794	145,626	23,471
Total derivatives before adjustments	$78,494,986	154,978	57,773
Netting adjustments and cash collateral (1)		(52,987)	(47,942)
Total derivative assets and total derivative liabilities		$101,991	$9,831

(1)Amounts represent the application of the netting requirements that allow the FHLB to settle positive and negative positions, and also cash collateral, including accrued interest, held or placed by the FHLB with the same clearing agent and/or counterparty. Cash collateral posted, including accrued interest, was (in thousands) $24,198 and $98,438 at March 31, 2024 and December 31, 2023, respectively. Cash collateral received, including accrued interest, was (in thousands) $130,463 and $103,483 at March 31, 2024 and December 31, 2023, respectively.

Table 6.2 presents the impact of qualifying fair value hedging relationships on net interest income as well as the total interest income (expense) by product.

Table 6.2 - Impact of Fair Value Hedging Relationships on Net Interest Income (in thousands)

	Three Months Ended March 31, 2024
	Advances	Available-for-Sale Securities	Consolidated Bonds
Total interest income (expense) recorded in the Statements of Income	$1,056,977	$144,565	$(1,192,672)
Impact of Fair Value Hedging Relationships
Interest rate swaps:
Net interest settlements	$107,259	$96,968	$(9,088)
Gain (loss) on derivatives	292,032	159,858	(16,491)
Gain (loss) on hedged items	(292,222)	(159,049)	16,438
Price alignment amount (1)	(4,377)	(13,143)	(25)
Effect on net interest income	$102,692	$84,634	$(9,166)

	Three Months Ended March 31, 2023
	Advances	Available-for-Sale Securities	Consolidated Bonds
Total interest income (expense) recorded in the Statements of Income	$896,609	$107,111	$(641,996)
Impact of Fair Value Hedging Relationships
Interest rate swaps:
Net interest settlements	$57,649	$70,361	$(7,859)
Gain (loss) on derivatives	(157,811)	(209,116)	11,891
Gain (loss) on hedged items	157,839	209,272	(11,952)
Price alignment amount (1)	(4,420)	(10,578)	162
Effect on net interest income	$53,257	$59,939	$(7,758)

(1)    This amount is for derivatives for which variation margin is characterized as a daily settled contract.

Table 6.3 presents the cumulative basis adjustments on hedged items designated as fair value hedges and the related amortized cost of the hedged items.

Table 6.3 - Cumulative Basis Adjustments for Fair Value Hedges (in thousands)

	March 31, 2024
	Advances	Available-for-Sale Securities	Consolidated Bonds
Amortized cost of hedged asset or liability (1)	$28,176,695	$9,105,680	$2,282,003
Fair value hedging adjustments
Basis adjustments for active hedging relationships included in amortized cost	$(380,204)	$(894,865)	$(18,672)
Basis adjustments for discontinued hedging relationships included in amortized cost	483	15,477	—
Total amount of fair value hedging basis adjustments	$(379,721)	$(879,388)	$(18,672)

	December 31, 2023
	Advances	Available-for-Sale Securities	Consolidated Bonds
Amortized cost of hedged asset or liability (1)	$28,017,560	$10,222,924	$2,271,192
Fair value hedging adjustments
Basis adjustments for active hedging relationships included in amortized cost	$(88,047)	$(775,129)	$(2,234)
Basis adjustments for discontinued hedging relationships included in amortized cost	546	16,064	—
Total amount of fair value hedging basis adjustments	$(87,501)	$(759,065)	$(2,234)
(1)     Includes only the portion of amortized cost representing the hedged items in active or discontinued fair value hedging relationships. Amortized cost includes fair value hedging adjustments.

Table 6.4 presents net gains (losses) recorded in non-interest income (loss) on derivatives not designated as hedging instruments.

Table 6.4 - Net Gains (Losses) Recorded in Non-interest Income (Loss) on Derivatives Not Designated as Hedging Instruments (in thousands)

	Three Months Ended March 31,
	2024	2023
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	$18,166	$2,586
Interest rate swaptions	(657)	(4,501)
Net interest settlements	5,367	(5,009)
Mortgage delivery commitments	(361)	127
Total net gains (losses) related to derivatives not designated as hedging instruments	22,515	(6,797)
Price alignment amount (1)	(1,542)	(1,119)
Net gains (losses) on derivatives	$20,973	$(7,916)
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

For cleared derivatives, the Clearinghouse determines initial margin requirements and generally credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including, but not limited to, credit rating downgrades. At March 31, 2024, the FHLB was not required to post additional initial margin by its clearing agents based on credit considerations.

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

Table 6.5 - Offsetting of Derivative Assets and Derivative Liabilities (in thousands)

	March 31, 2024
	Derivative Instruments Meeting Netting Requirements				Non-cash Collateral Not Offset
	Gross Recognized Amount	Gross Amount of Netting Adjustments and Cash Collateral	Derivative Instruments Not Meeting Netting Requirements (1)	Total Derivative Assets and Total Derivative Liabilities	Can Be Sold or Repledged	Net Amount (2)
Derivative Assets:
Uncleared	$178,528	$(172,209)	$170	$6,489	$—	$6,489
Cleared	21,874	12,740	—	34,614	—	34,614
Total				$41,103		$41,103
Derivative Liabilities:
Uncleared	$42,128	$(41,746)	$28	$410	$—	$410
Cleared	11,458	(11,458)	—	—	—	—
Total				$410		$410

	December 31, 2023
	Derivative Instruments Meeting Netting Requirements				Non-cash Collateral Not Offset
	Gross Recognized Amount	Gross Amount of Netting Adjustments and Cash Collateral	Derivative Instruments Not Meeting Netting Requirements (1)	Total Derivative Assets and Total Derivative Liabilities	Can Be Sold or Repledged	Net Amount (2)
Derivative Assets:
Uncleared	$149,580	$(139,559)	$1,202	$11,223	$—	$11,223
Cleared	4,196	86,572	—	90,768	—	90,768
Total				$101,991		$101,991
Derivative Liabilities:
Uncleared	$42,910	$(42,320)	$6	$596	$—	$596
Cleared	14,857	(5,622)	—	9,235	9,235	—
Total				$9,831		$596
(1)    Includes mortgage delivery commitments that are not subject to an enforceable netting agreement.
(2)    Any over-collateralization at the individual clearing agent and/or counterparty level is not included in the determination of the net amount. At March 31, 2024 and December 31, 2023, the FHLB had additional net credit exposure of (in thousands) $806,963 and $810,559, respectively, due to instances where the FHLB's non-cash collateral to a counterparty exceeded the FHLB's net derivative position.

Note 7 - Consolidated Obligations

Table 7.1 - Consolidated Discount Notes Outstanding (dollars in thousands)

	Carrying Value	Principal Amount	Weighted Average Interest Rate (1)
March 31, 2024	$18,237,647	$18,468,269	5.12%
December 31, 2023	$23,690,526	$23,837,675	5.22%
(1)Represents an implied rate without consideration of concessions.

Table 7.2 - Consolidated Bonds Outstanding by Original Contractual Maturity (dollars in thousands)

	March 31, 2024		December 31, 2023
Year of Original Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$56,644,405	5.24%	$59,008,905	5.30%
Due after 1 year through 2 years	25,712,000	5.12	23,809,000	5.09
Due after 2 years through 3 years	2,477,500	3.33	2,111,000	3.49
Due after 3 years through 4 years	1,400,500	1.89	1,604,500	1.96
Due after 4 years through 5 years	1,619,000	3.88	1,536,500	3.45
Thereafter	3,851,140	3.55	3,502,140	3.42
Total principal amount	91,704,545	5.01	91,572,045	5.04
Premiums	43,431		37,559
Discounts	(27,755)		(27,194)
Fair value hedging adjustments	(18,672)		(2,234)
Fair value option valuation adjustment and accrued interest	166,622		176,254
Total	$91,868,171		$91,756,430

Table 7.3 - Consolidated Bonds Outstanding by Call Features (in thousands)

	March 31, 2024	December 31, 2023
Principal Amount of Consolidated Bonds:
Non-callable	$65,626,545	$63,921,045
Callable	26,078,000	27,651,000
Total principal amount	$91,704,545	$91,572,045

Table 7.4 - Consolidated Bonds Outstanding by Original Contractual Maturity or Next Call Date (in thousands)

Year of Original Contractual Maturity or Next Call Date	March 31, 2024	December 31, 2023
Due in 1 year or less	$72,671,405	$69,410,905
Due after 1 year through 2 years	12,865,000	16,402,000
Due after 2 years through 3 years	1,709,500	1,648,000
Due after 3 years through 4 years	287,500	326,500
Due after 4 years through 5 years	1,179,000	1,081,500
Thereafter	2,992,140	2,703,140
Total principal amount	$91,704,545	$91,572,045

Table 7.5 - Consolidated Bonds by Interest-rate Payment Type (in thousands)

	March 31, 2024	December 31, 2023
Principal Amount of Consolidated Bonds:
Fixed-rate	$25,898,045	$33,686,045
Variable-rate	65,806,500	57,886,000
Total principal amount	$91,704,545	$91,572,045

Note 8 - Affordable Housing Program (AHP)

The FHLBank Act requires each FHLBank to establish an AHP. Each FHLBank provides subsidies in the form of direct grants or below-market interest rates on Advances to members who provide the funds to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. Each FHLBank recognizes AHP assessment expense equal to the greater of 10 percent of its annual income subject to assessment or the prorated sum required to ensure the aggregate contribution by the FHLBanks is no less than $100 million for each year. For purposes of the statutory AHP calculation, income subject to assessment is defined as net income before AHP assessments, plus interest expense related to mandatorily redeemable capital stock. The FHLB accrues AHP expense monthly based on its income subject to assessment. The FHLB reduces the AHP liability as members use subsidies. In addition to the required AHP assessment, the Board of Directors may elect to make voluntary contributions to the AHP, which are recorded as other non-interest expenses.

Table 8.1 - Rollforward of the AHP Liability (in thousands)

Balance at December 31, 2023	$139,807
Assessments (current year additions)	16,318
Voluntary contribution	5,000
Subsidy uses, net of recaptured amounts	(1,845)
Balance at March 31, 2024	$159,280

Note 9 - Capital

Table 9.1 - Capital Requirements (dollars in thousands)

	March 31, 2024		December 31, 2023
	Minimum Requirement	Actual	Minimum Requirement	Actual
Risk-based capital	$1,434,829	$6,389,635	$1,373,464	$6,521,334
Capital-to-assets ratio (regulatory)	4.00%	5.39%	4.00%	5.26%
Regulatory capital	$4,743,780	$6,389,635	$4,959,830	$6,521,334
Leverage capital-to-assets ratio (regulatory)	5.00%	8.08%	5.00%	7.89%
Leverage capital	$5,929,725	$9,584,453	$6,199,787	$9,782,001

Restricted Retained Earnings. At March 31, 2024 and December 31, 2023 the FHLB had (in thousands) $722,977 and $693,682, respectively, in restricted retained earnings. These restricted retained earnings are not available to pay dividends but are available to absorb unexpected losses, if any, that an FHLBank may experience.

Table 9.2 - Rollforward of Mandatorily Redeemable Capital Stock (in thousands)

Balance, December 31, 2023	$17,314
Repurchase/redemption of mandatorily redeemable capital stock	(268)
Balance, March 31, 2024	$17,046

Table 9.3 - Mandatorily Redeemable Capital Stock by Contractual Year of Redemption (in thousands)

Contractual Year of Redemption	March 31, 2024	December 31, 2023
Year 1	$9	$9
Year 2	—	—
Year 3	7,739	4,915
Year 4	538	2,963
Year 5	2,345	2,865
Past contractual redemption date due to remaining activity (1)	6,415	6,562
Total	$17,046	$17,314
(1)Represents mandatorily redeemable capital stock that is past the end of the contractual redemption period because there is activity outstanding to which the mandatorily redeemable capital stock relates.

Note 10 - Accumulated Other Comprehensive Income (Loss)

The following tables summarize the changes in accumulated other comprehensive income (loss) for the three months ended March 31, 2024 and 2023.

Table 10.1 - Accumulated Other Comprehensive Income (Loss) (in thousands)

	Net unrealized gains (losses) on available-for-sale securities	Pension and postretirement benefits	Total accumulated other comprehensive income (loss)
BALANCE, DECEMBER 31, 2022	$(48,726)	$(614)	$(49,340)
Other comprehensive income before reclassification:
Net unrealized gains (losses)	(3,046)	—	(3,046)
Reclassifications from other comprehensive income (loss) to net income:
Amortization - pension and postretirement benefits (1)	—	(98)	(98)
Net current period other comprehensive income (loss)	(3,046)	(98)	(3,144)
BALANCE, MARCH 31, 2023	$(51,772)	$(712)	$(52,484)

BALANCE, DECEMBER 31, 2023	$(75,997)	$(1,340)	$(77,337)
Other comprehensive income before reclassification:
Net unrealized gains (losses)	55,584	—	55,584
Reclassifications from other comprehensive income (loss) to net income:
Net realized (gains) losses from sale of available-for-sale securities	(1,136)	—	(1,136)
Amortization - pension and postretirement benefits (1)	—	8	8
Net current period other comprehensive income (loss)	54,448	8	54,456
BALANCE, MARCH 31, 2024	$(21,549)	$(1,332)	$(22,881)
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

Table 11.1 - Financial Performance by Operating Segment (in thousands)

	Three Months Ended March 31,
	Traditional Member Finance	MPP	Total
2024
Net interest income (loss)	$177,621	$23,246	$200,867
Non-interest income (loss)	8,527	(1,017)	7,510
Non-interest expense	41,156	4,425	45,581
Income (loss) before assessments	144,992	17,804	162,796
Affordable Housing Program assessments	14,538	1,780	16,318
Net income (loss)	$130,454	$16,024	$146,478
2023
Net interest income (loss)	$146,489	$33,712	$180,201
Non-interest income (loss)	(6,004)	(4,374)	(10,378)
Non-interest expense	25,449	2,777	28,226
Income (loss) before assessments	115,036	26,561	141,597
Affordable Housing Program assessments	11,529	2,656	14,185
Net income (loss)	$103,507	$23,905	$127,412

Table 11.2 - Asset Balances by Operating Segment (in thousands)

	Assets
	Traditional Member Finance	MPP	Total
March 31, 2024	$111,131,872	$7,462,618	$118,594,490
December 31, 2023	116,828,245	7,167,493	123,995,738

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

The FHLB reviews the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain financial assets or liabilities. The FHLB did not have any transfers of assets or liabilities into or out of Level 3 of the fair value hierarchy during the three months ended March 31, 2024 or 2023.

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

Table 12.1 - Fair Value Summary (in thousands)

	March 31, 2024
		Fair Value
Financial Instruments	Carrying Value (1)	Total	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral (2)
Assets:
Cash and due from banks	$19,590	$19,590	$19,590	$—	$—	$—
Interest-bearing deposits	1,725,190	1,725,190	—	1,725,190	—	—
Securities purchased under agreements to resell	1,762,400	1,762,402	—	1,762,402	—	—
Federal funds sold	6,255,000	6,255,000	—	6,255,000	—	—
Trading securities	2,481,103	2,481,103	—	2,481,103	—	—
Available-for-sale securities	9,109,494	9,109,494	—	9,109,494	—	—
Held-to-maturity securities	16,538,542	16,244,785	—	16,244,785	—	—
Advances (3)	72,920,800	72,964,164	—	72,964,164	—	—
Mortgage loans held for portfolio	7,171,442	6,326,492	—	6,319,119	7,373	—
Accrued interest receivable	536,496	536,496	—	536,496	—	—
Derivative assets	41,103	41,103	—	200,572	—	(159,469)
Liabilities:
Deposits	1,098,432	1,098,380	—	1,098,380	—	—
Consolidated Obligations:
Discount Notes (4)	18,237,647	18,237,262	—	18,237,262	—	—
Bonds (5)	91,868,171	91,055,639	—	91,055,639	—	—
Mandatorily redeemable capital stock	17,046	17,046	17,046	—	—	—
Accrued interest payable	500,461	500,461	—	500,461	—	—
Derivative liabilities	410	410	—	53,614	—	(53,204)
(1)For certain financial instruments, the amounts represent net carrying value, which include an allowance for credit losses.
(2)Amounts represent the application of the netting requirements that allow the FHLB to settle positive and negative positions and also cash collateral and related accrued interest held or placed by the FHLB with the same counterparty.
(3)Includes (in thousands) $239,652 of Advances recorded under the fair value option at March 31, 2024.
(4)Includes (in thousands) $8,330,273 of Consolidated Obligation Discount Notes recorded under the fair value option at March 31, 2024.
(5)Includes (in thousands) $12,315,622 of Consolidated Obligation Bonds recorded under the fair value option at March 31, 2024.

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

Summary of Valuation Methodologies and Primary Inputs.

The valuation methodologies and primary inputs used to develop the measurement of fair value for assets and liabilities that are measured at fair value on a recurring or nonrecurring basis in the Statements of Condition are disclosed in Note 15 - Fair Value Disclosures in the FHLB's 2023 Annual Report on Form 10-K. There have been no significant changes in the valuation methodologies during the three months ended March 31, 2024.

Fair Value Measurements.

Table 12.2 presents the fair value of financial assets and liabilities that are recorded on a recurring basis at March 31, 2024 and December 31, 2023, by level within the fair value hierarchy.

Table 12.2 - Fair Value Measurements (in thousands)

	Fair Value Measurements at March 31, 2024
	Total	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral (1)
Recurring fair value measurements - Assets
Trading securities:
U.S. Treasury obligations	$1,003,820	$—	$1,003,820	$—	$—
GSE obligations	1,477,252	—	1,477,252	—	—
U.S. obligation single-family MBS	31	—	31	—	—
Total trading securities	2,481,103	—	2,481,103	—	—
Available-for-sale securities:
U.S. Treasury obligations	6,577,735	—	6,577,735	—	—
GSE obligations	119,042	—	119,042	—	—
GSE multi-family MBS	2,412,717	—	2,412,717	—	—
Total available-for-sale securities	9,109,494	—	9,109,494	—	—
Advances	239,652	—	239,652	—	—
Derivative assets:
Interest rate related	40,933	—	200,402	—	(159,469)
Mortgage delivery commitments	170	—	170	—	—
Total derivative assets	41,103	—	200,572	—	(159,469)
Total assets at fair value	$11,871,352	$—	$12,030,821	$—	$(159,469)

Recurring fair value measurements - Liabilities
Consolidated Obligations:
Discount Notes	$8,330,273	$—	$8,330,273	$—	$—
Bonds	12,315,622	—	12,315,622	—	—
Total Consolidated Obligations	20,645,895	—	20,645,895	—	—
Derivative liabilities:
Interest rate related	382	—	53,586	—	(53,204)
Mortgage delivery commitments	28	—	28	—	—
Total derivative liabilities	410	—	53,614	—	(53,204)
Total liabilities at fair value	$20,646,305	$—	$20,699,509	$—	$(53,204)
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

Table 12.3 presents net gains (losses) recognized in earnings related to financial assets and liabilities in which the fair value option was elected during the three months ended March 31, 2024 and 2023.

Table 12.3 – Fair Value Option - Financial Assets and Liabilities (in thousands)

	Three Months Ended March 31,
Net Gains (Losses) from Changes in Fair Value Recognized in Earnings	2024	2023
Advances	$(4,504)	$33
Consolidated Discount Notes	1,414	(16,548)
Consolidated Bonds	(5,509)	(18,297)
Total net gains (losses)	$(8,599)	$(34,812)

For instruments recorded under the fair value option, the related contractual interest income, contractual interest expense and the discount amortization on Discount Notes are recorded as part of net interest income on the Statements of Income. The remaining changes in fair value for instruments in which the fair value option has been elected are recorded as “Net gains (losses) on financial instruments held under fair value option” in the Statements of Income, except for changes in fair value related to instrument specific credit risk, which are recorded in accumulated other comprehensive income (loss) in the Statements of Condition. The FHLB has determined that none of the remaining changes in fair value were related to instrument-specific credit risk for the three months ended March 31, 2024 or 2023. In determining that there has been no change in instrument-specific credit risk period to period, the FHLB primarily considered the following factors:

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

Table 12.4 – Aggregate Unpaid Balance and Aggregate Fair Value (in thousands)

	March 31, 2024			December 31, 2023
	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Aggregate Fair Value Over/(Under) Aggregate Unpaid Principal Balance	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Aggregate Fair Value Over/(Under) Aggregate Unpaid Principal Balance
Advances	$239,620	$239,652	$32	$209,620	$214,035	$4,415
Consolidated Discount Notes	8,471,969	8,330,273	(141,696)	14,193,486	14,085,003	(108,483)
Consolidated Bonds	12,149,000	12,315,622	166,622	20,481,000	20,657,254	176,254

Note 13- Commitments and Contingencies

Off-Balance Sheet Commitments. Table 13.1 represents off-balance sheet commitments at March 31, 2024 and December 31, 2023. The FHLB has deemed it unnecessary to record any liabilities for credit losses on these commitments at March 31, 2024 and December 31, 2023, based on its credit extension and collateral policies.

Table 13.1 - Off-Balance Sheet Commitments (in thousands)

	March 31, 2024			December 31, 2023
Notional Amount	Expire within one year	Expire after one year	Total	Expire within one year	Expire after one year	Total
Letters of Credit	$49,176,761	$441,117	$49,617,878	$46,707,728	$389,930	$47,097,658
Commitments to purchase mortgage loans	66,237	—	66,237	100,924	—	100,924
Unsettled Consolidated Bonds, principal amount (1)	19,000	—	19,000	—	—	—
Unsettled Consolidated Discount Notes, principal amount (1)	150,000	—	150,000	—	—	—
(1)Expiration is based on settlement period rather than underlying contractual maturity of Consolidated Obligations.

The carrying value of guarantees related to Letters of Credit are recorded in other liabilities and were (in thousands) $12,927 and $11,775 at March 31, 2024 and December 31, 2023.

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

Note 14 - Transactions with Other FHLBanks

The FHLB notes transactions with other FHLBanks on the face of its financial statements. Occasionally, the FHLB loans short-term funds to and borrows short-term funds from other FHLBanks. These loans and borrowings are transacted at current market rates when traded. There were no such loans or borrowings outstanding at March 31, 2024 or December 31, 2023. The following table details the average daily balance of lending and borrowing between the FHLB and other FHLBanks for the three months ended March 31, 2024 and 2023.

Table 14.1 - Lending and Borrowing Between the FHLB and Other FHLBanks (in thousands)

	Average Daily Balances for the Three Months Ended March 31,
	2024	2023
Loans to other FHLBanks	$16,484	$41,667

In addition, the FHLB may, from time to time, assume the outstanding primary liability for Consolidated Obligations of another FHLBank (at current market rates on the day when the transfer is traded) rather than issuing new debt for which the FHLB is the primary obligor. There were no Consolidated Obligations transferred to the FHLB during the three months ended March 31, 2024. During the three months ended March 31, 2023, the par amount of the liability on Consolidated Obligations transferred to the FHLB totaled (in thousands) $250,000. The net discount associated with this transaction was immaterial. The FHLB had no Consolidated Obligations transferred to other FHLBanks during these periods.

Note 15 - Transactions with Stockholders

As a cooperative, the FHLB's capital stock is owned by its members, by former members that retain the stock as provided in the FHLB's Capital Plan and by nonmember institutions that have acquired members and must retain the stock to support Advances or other capital-requiring activities with the FHLB. All Advances were issued to members and all mortgage loans held for portfolio were purchased from members during the three months ended March 31, 2024 and 2023. The FHLB also maintains demand deposit accounts for members, primarily to facilitate settlement activities that are directly related to Advances and mortgage loan purchases. Additionally, the FHLB may enter into interest rate swaps with its stockholders. The FHLB may not invest in any equity securities issued by its stockholders. At March 31, 2024 and December 31, 2023, the FHLB did not own any MBS securitized by, or other direct long-term investments issued by its stockholders.

For financial statement purposes, the FHLB defines related parties as those members with more than 10 percent of the voting interests of the FHLB capital stock outstanding. Federal statute prescribes the voting rights of members in the election of both Member and Independent directors. For Member directorships, the Finance Agency designates the number of Member directorships in a given year and an eligible voting member may vote only for candidates seeking election in its respective state. For Independent directors, the FHLB's Board of Directors nominates candidates to be placed on the ballot in an at-large election. For both Member and Independent director elections, a member is entitled to vote one share of required capital stock, subject to a statutory limitation, for each applicable directorship. Under this limitation, the total number of votes that a member may cast is limited to the average number of shares of the FHLB's capital stock that were required to be held by all members in that state as of the record date for voting. Nonmember stockholders are not eligible to vote in director elections. Given these statutory limitations, no member owned more than 10 percent of the voting interests of the FHLB at March 31, 2024 or December 31, 2023.

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

Transactions with Directors' Financial Institutions. In the ordinary course of its business, the FHLB provides products and services to members whose officers or directors serve as directors of the FHLB (Directors' Financial Institutions). Finance Agency regulations require that transactions with Directors' Financial Institutions be made on the same terms as those with any other member. The following table reflects balances with Directors' Financial Institutions for the items indicated below. The FHLB had no MBS or derivatives transactions with Directors' Financial Institutions at March 31, 2024 or December 31, 2023.

Table 15.1 - Transactions with Directors' Financial Institutions (dollars in millions)

	March 31, 2024		December 31, 2023
	Balance	% of Total (1)	Balance	% of Total (1)
Advances	$7,738	10.6%	$7,309	9.9%
MPP	47	0.7	47	0.7
Regulatory capital stock	507	10.8	431	8.9
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

Table 15.2 - Stockholders Holding Five Percent or more of Regulatory Capital Stock (dollars in millions)

	Regulatory Capital Stock		Advance	MPP Unpaid
March 31, 2024	Balance	% of Total	Principal	Principal Balance
JPMorgan Chase Bank, N.A.	$673	14%	$14,000	$—
U.S. Bank, N.A.	584	12	10,000	6
Keybank, N.A.	507	11	9,836	—
Fifth Third Bank	301	6	4,501	—
Third Federal Savings & Loan Association	240	5	4,933	22

	Regulatory Capital Stock		Advance	MPP Unpaid
December 31, 2023	Balance	% of Total	Principal	Principal Balance
U.S. Bank, N.A.	$858	18%	$10,000	$7
JPMorgan Chase Bank, N.A.	673	14	14,000	—
Keybank, N.A.	526	11	9,836	—
Third Federal Savings & Loan Association	255	5	5,008	23

Nonmember Housing Associates. The FHLB has relationships with three nonmember housing associates, the Kentucky Housing Corporation, the Ohio Housing Finance Agency and the Tennessee Housing Development Agency. The FHLB had no investments in or borrowings to any of these nonmember housing associates at March 31, 2024 or December 31, 2023.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

This report contains forward-looking statements that describe the objectives, expectations, estimates, and assessments of the Federal Home Loan Bank of Cincinnati (the FHLB). These statements use words such as “anticipates,” “expects,” “believes,” “could,” “estimates,” “may,” and “should.” By their nature, forward-looking statements relate to matters involving risks or uncertainties, including the risk factors set forth in Part I, Item 1A. "Risk Factors" in our 2023 Annual Report on Form 10-K, some of which we may not be able to know, control, or completely manage. Actual future results could differ materially from those expressed or implied in forward-looking statements or could affect the extent to which we are able to realize an objective, expectation, estimate, or assessment. These risks and uncertainties include, among others, the following:

▪the effects of economic, financial, credit, market, and member conditions on our financial condition and results of operations, including changes in economic growth, general liquidity conditions and liquidity within the banking sector, inflation and deflation, interest rates, interest rate spreads, interest rate volatility, mortgage originations, prepayment activity, housing prices, asset delinquencies, and members' mergers and consolidations, deposit flows, liquidity needs, and loan demand;

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

EXECUTIVE OVERVIEW

Recent Developments

Business Environment
During the first three months of 2024, we delivered on our dual mission of providing access to critical liquidity funding to member financial institutions and expanding support for affordable housing and community investment. We continue to monitor the changing economic landscape and are committed to assisting members in meeting their funding needs.

We recognize that funding in addition to the required 10 percent statutory Affordable Housing Program (AHP) assessments is beneficial to support affordable housing and community investment needs. For 2024, in addition to the 10 percent required AHP assessments, we have committed to a minimum of $38 million, or approximately five percent of 2023 income subject to assessments, in voluntary housing contributions. In the first three months of 2024, we made voluntary housing contributions of $16 million, which were allocated as follows:
▪The Carol M. Peterson (CMP) Housing Fund received contributions of nearly $11 million. This program provides grants to cover accessibility and emergency repairs for special needs and elderly homeowners within the Fifth District.
▪The Welcome Home program received funding through the required AHP allocation plus an additional $5 million voluntary contribution in order to help fulfill a record number of requests during the first three months of 2024. This program assists homebuyers with down payments and closing costs.

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

Financial Condition

Mission Assets and Activities
Primary Mission Assets (i.e., principal balances of Advances and mortgage loans held for portfolio) and Supplemental Mission Activities (i.e., Letters of Credit, Mandatory Delivery Contracts and standby bond purchase agreements) are the principal business activities by which we fulfill our mission with direct connections to members and what we refer to as Mission Assets and Activities. We regularly monitor our level of Mission Assets and Activities. One measure we use to assess mission achievement is our Primary Mission Asset ratio, which measures the sum of average Advances and mortgage loans as a percentage of average Consolidated Obligations (adjusted for certain high-quality liquid assets, as permitted by regulation). In the first three months of 2024, the Primary Mission Asset ratio averaged 76 percent, above the Finance Agency's preferred ratio of 70 percent. In assessing overall mission achievement, we also consider supplemental sources of Mission Assets and Activities, the most significant of which is Letters of Credit issued for the benefit of members.

The following table summarizes our Mission Assets and Activities.

	Ending Balances			Average Balances
	March 31,		December 31,	Three Months Ended March 31,		Year Ended December 31,
(In millions)	2024	2023	2023	2024	2023	2023
Primary Mission Assets (1):
Advances	$73,302	$107,878	$73,638	$74,209	$76,889	$83,678
Mortgage loans held for portfolio	7,023	6,913	6,960	6,993	6,963	6,917
Total Primary Mission Assets	$80,325	$114,791	$80,598	$81,202	$83,852	$90,595

Supplemental Mission Activities (2):
Letters of Credit (notional)	$49,618	$39,971	$47,098	$46,528	$40,610	$43,775
Mandatory Delivery Contracts (notional)	66	22	101	75	17	62
Standby bond purchase agreements (notional)	—	—	—	—	6	1
Total Supplemental Mission Activities	$49,684	$39,993	$47,199	$46,603	$40,633	$43,838
(1)Amounts represent principal balances.
(2)Amounts represent off-balance sheet commitments.

Advance principal balances decreased $0.3 billion from year-end 2023. Additionally, average principal Advance balances for the three months ended March 31, 2024 decreased $2.7 billion (three percent) compared to the same period of 2023. Advances in the second half of 2023 and in the first three months of 2024 have been relatively stable given depository members' steady demand for liquidity. Average Advance balances were higher for the year ended December 31, 2023 as member demand increased in March 2023 in response to the turmoil in the banking industry and financial markets. Most of these Advances had matured or were prepaid by the end of 2023.

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

The MPP principal balance increased $0.1 billion (one percent) from the year-end 2023 balance. During the first three months of 2024, we purchased $0.2 billion of mortgage loans, while principal reductions were $0.1 billion. Principal purchases and reductions in the first quarter of 2024 were limited due in large part to the elevated mortgage rate environment.

Letters of Credit increased $2.5 billion (five percent) from year-end 2023. Letters of Credit balances are primarily used by members to secure public unit deposits. We normally earn fees on Letters of Credit based on the actual average amount of the Letters utilized, which generally is less than the notional amount issued.

Investments
The balance of investments at March 31, 2024 was $37.9 billion, a decrease of $4.8 billion (11 percent) from year-end 2023. At March 31, 2024, investments included $18.9 billion of mortgage-backed securities (MBS) and $19.0 billion of other investments, which consisted primarily of short-term instruments and longer-term U.S. Treasury and GSE obligations held for liquidity. All of our MBS held at March 31, 2024 were issued and guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. The decrease in investments was primarily driven by a decline in liquidity investments. Liquidity investments can vary significantly on a daily basis to support actual and anticipated borrowing needs of members and in order to meet all current and anticipated financial commitments. We maintained a robust amount of asset liquidity throughout the first three months of 2024 across a variety of liquidity measures, as discussed in the "Liquidity Risk" section of "Quantitative and Qualitative Disclosures About Risk Management."

Investments averaged $40.8 billion in the first three months of 2024, an increase of $2.5 billion (seven percent) compared to the average during the same period of 2023, which was primarily driven by higher MBS. We target to hold MBS balances near the regulatory maximum of three times regulatory capital.

Capital
The GAAP and regulatory capital-to-assets ratios at March 31, 2024 were 5.35 percent and 5.39 percent, respectively. Both ratios exceeded the regulatory required minimum of four percent. Regulatory capital includes mandatorily redeemable capital stock accounted for as a liability under GAAP. Both GAAP and regulatory capital decreased $0.1 billion from year-end 2023. Retained earnings totaled $1.7 billion on March 31, 2024, an increase of two percent from year-end 2023. We believe the amount of retained earnings is sufficient to protect against members' impairment risk of their capital stock investment in the FHLB and to provide the opportunity to stabilize or increase future dividends.

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

	Three Months Ended March 31,		Year Ended December 31,
(Dollars in millions)	2024	2023	2023
Net income	$146	$127	$668
Affordable Housing Program assessments	17	14	74
Return on average equity (ROE)	9.30%	8.03%	9.63%
Return on average assets	0.48	0.42	0.49
Weighted average dividend rate	9.00	6.00	7.60
Dividend payout ratio (1)	75.8	58.1	61.5
Average Secured Overnight Financing Rate (SOFR)	5.31	4.49	5.01
ROE spread to average SOFR	3.99	3.54	4.62
Dividend rate spread to average SOFR	3.69	1.51	2.59
(1)Dividend payout ratio is dividends declared in the period as a percentage of net income.

Net income increased $19 million in the first three months of 2024 compared to the same period of 2023. The increase in net income was primarily a result of higher average interest rates, which increased the earnings generated from investing capital, and higher spreads earned on certain Advances driven by a shift in the composition of balances from overnight to longer-term and floating rate products. Additionally, net income increased because net losses due to changes in market values on derivatives and related financial instruments carried at fair value were lower in the first three months of 2024 than the net losses in the same period of 2023.

In the first three months of 2024, we accrued $17 million for the AHP available to members in the 2025 offering. In addition to the required AHP assessment, for 2024, we have committed to a minimum of $38 million, or approximately five percent of 2023 income subject to assessments, in voluntary housing contributions to support our Housing and Community Investment programs. In the first three months of 2024, we allocated $16 million to voluntary housing programs.

We strive to provide a competitive return on members' capital investment in our company through quarterly dividend payments. In March 2024, we paid stockholders a quarterly dividend at a 9.00 percent annualized rate on their capital investment in our company, which was 3.69 percentage points above the first quarter average SOFR.

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

	Quarter 1 2024		Year 2023		Quarter 1 2023
	Ending	Average	Ending	Average	Ending	Average
Federal funds effective	5.33%	5.33%	5.33%	5.03%	4.83%	4.51%
SOFR	5.34	5.31	5.38	5.01	4.87	4.49
2-year U.S. Treasury	4.62	4.49	4.25	4.60	4.03	4.36
10-year U.S. Treasury	4.20	4.15	3.88	3.96	3.47	3.65
15-year mortgage current coupon (1)	4.96	5.03	4.62	5.11	4.53	4.54
30-year mortgage current coupon (1)	5.60	5.61	5.25	5.62	5.05	5.17

(1)     Current coupon rate of Fannie Mae par MBS indications.

On March 31, 2024, the target overnight Federal funds rate was in the range of 5.25 to 5.50 percent, unchanged from the range on December 31, 2023.

Average overnight rates were approximately 80 basis points higher in the first three months of 2024 compared to the same period of 2023, while average mortgage rates increased approximately 45 basis points. The increase in short-term rates improved our earnings from capital, which increased by $16 million in the first three months of 2024 compared to the same period of 2023.

During the first three months of 2024 and throughout 2023, the market risk exposure to changing interest rates was moderate and within policy limits. We believe that longer-term profitability will be competitive, unless interest rates were to further increase significantly for a sustained period of time.

Regulatory and Legislative Developments

Significant regulatory and legislative actions and developments with updates, or not previously disclosed, are summarized below for the period covered by this Report.

Finance Agency’s Review and Analysis of the FHLBank System
On November 7, 2023, the Finance Agency issued a written report titled “FHLBank System at 100: Focusing on the Future,” presenting its review and analysis of the FHLBank System and the actions and recommendations that it plans to pursue in service of its vision for the future of the FHLBank System. The report focused on four broad themes: (1) the mission of the FHLBank System; (2) the FHLBank System as a stable and reliable source of liquidity; (3) housing and community development; and (4) FHLBank System operational efficiency, structure, and governance. The Finance Agency expects to continue a multi-year, collaborative effort with the FHLBanks, their member institutions, and other stakeholders to address the recommended actions in the report and has stated that it can implement some of the recommendations from the report through ongoing supervision, guidance, or rulemaking, as well as through statutory changes by proposing specific requests for Congressional action.

In April 2024, the Finance Agency provided an update on its plan to implement the report’s recommendations and announced key priorities for 2024. Among others, these priorities include (1) clarifying the FHLBank System mission; (2) aligning eligibility requirements for different types of FHLBank members; (3) streamlining requirements related to the Affordable Housing Program; and (4) strengthening FHLBank evaluation of member creditworthiness. The Finance Agency stated that it would maintain transparency and continue robust stakeholder engagement during the implementation process, including seeking input on FHLBank mission achievement and members’ connection to housing and community development.

We continue to monitor the Finance Agency’s efforts to implement the recommendations from the report, and we are not able to predict what actions will ultimately result, the timing or extent of any actions or changes, or the ultimate effect on us or the FHLBank System in the future. We plan to continue to engage with the Finance Agency and other stakeholders during this process. For a further discussion of related risks, see Part I. Item 1A. "Risk Factors" and the Regulatory and Legislative

Developments section in Part II. Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Overview" in our 2023 Annual Report on Form 10-K.

Finance Agency Final Rule on Fair Lending, Fair Housing, and Equitable Housing Finance Plans
On April 29, 2024, the Finance Agency released its final rule that specifies requirements related to the FHLBanks' compliance with fair housing and fair lending laws and related regulations, including the Fair Housing Act and the Equal Credit Opportunity Act, and prohibitions on unfair or deceptive acts or practices under the Federal Trade Commission Act. The final rule (i) addresses the enforcement authority of the Finance Agency; (ii) articulates standards related to the board of directors' oversight of fair housing, fair lending, and principles of equitable housing; and (iii) requires each FHLBank to annually report actions it voluntarily takes to address barriers to sustainable housing opportunities for underserved communities (“Equitable Housing Report Requirements”). The final rule will become effective 60 days after the date it is published in the Federal Register, except that the Equitable Housing Report Requirements will become effective on February 15, 2026. We are continuing our review of the final rule and evaluating the impact it may have on our operations.

ANALYSIS OF FINANCIAL CONDITION

Credit Services

Credit Activity and Advance Composition
The table below shows trends in Advance balances by major programs and in the notional amount of Letters of Credit.

(Dollars in millions)	March 31, 2024		December 31, 2023
	Balance	Percent(1)	Balance	Percent(1)
Adjustable/Variable-Rate Indexed:
SOFR	$29,433	40%	$30,306	41%
Other	753	1	1,217	2
Total	30,186	41	31,523	43
Fixed-Rate:
Repurchase based (REPO)	7,035	9	7,232	10
Regular Fixed-Rate	32,079	44	30,805	42
Putable (2)	610	1	565	1
Amortizing/Mortgage Matched	1,186	2	1,210	1
Other	2,206	3	2,303	3
Total	43,116	59	42,115	57
Total Advances Principal	$73,302	100%	$73,638	100%

Letters of Credit (notional) (3)	$49,618		$47,098
(1)As a percentage of total Advances principal.
(2)Excludes Putable Advances where the related put options have expired or where the Advance is indexed to a variable-rate. These Advances are classified based on their current terms.
(3)Represents the amount of an off-balance sheet commitment.

Advance principal balances on March 31, 2024 were nearly flat compared to year-end 2023. The stable level of Advances resulted primarily from depository members' steady demand for liquidity. The future levels of Advance balances are difficult to predict and depend on many factors, including changes in the level of liquidity in the financial markets, changes in our members' deposit levels compared to loan growth and whether an economic downturn occurs.

Letters of Credit are issued on behalf of members to support certain obligations of members (or members' customers) to third-party beneficiaries. Letters of Credit increased $2.5 billion (five percent) in the first three months of 2024 as members continue to use them primarily to secure higher levels of public unit deposits. Letters of Credit usually expire without being drawn upon.

The following tables present principal balances for the five members with the largest Advance borrowings.

(Dollars in millions)
March 31, 2024			December 31, 2023
Name	Principal Amount of Advances	Percent of Total Principal Amount of Advances	Name	Principal Amount of Advances	Percent of Total Principal Amount of Advances
JPMorgan Chase Bank, N.A.	$14,000	19%	JPMorgan Chase Bank, N.A.	$14,000	19%
U.S. Bank, N.A.	10,000	14	U.S. Bank, N.A.	10,000	14
Keybank, N.A.	9,836	13	Keybank, N.A.	9,836	13
Third Federal Savings and Loan Association	4,933	7	Third Federal Savings and Loan Association	5,008	7
Fifth Third Bank	4,501	6	Fifth Third Bank	4,001	5
Total of Top 5	$43,270	59%	Total of Top 5	$42,845	58%

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

The table below shows principal purchases and reductions of loans in the MPP for the first three months of 2024. All loans acquired in the first three months of 2024 were conventional loans.

(In millions)	MPP Principal
Balance, December 31, 2023	$6,960
Principal purchases	197
Principal reductions	(134)
Balance, March 31, 2024	$7,023

We closely track the refinancing incentives of our mortgage assets (including loans in the MPP and MBS) because the option for homeowners to change their principal payments normally represents the largest portion of our market risk exposure and can affect MPP balances. MPP principal paydowns decreased in the first three months of 2024 to a four percent annual constant prepayment rate, compared to the five percent rate during 2023. Mortgage prepayment rates have remained low due to the elevated mortgage rate environment that has persisted over the last several quarters. Likewise, elevated mortgage rates and low housing inventories have substantially eliminated borrower incentive to refinance and have slowed mortgage purchase originations, which in turn contributed to the slow pace of our purchases of new MPP loans in the first three months of 2024.

Overall, MPP yields on new purchases and existing portfolio balances, relative to their market and credit risks, are expected to continue to generate a profitable long-term return.

Investments

The table below presents the ending and average balances of our investment portfolio.

	Three Months Ended		Year Ended
(In millions)	March 31, 2024		December 31, 2023
	Ending Balance	Average Balance	Ending Balance	Average Balance
Liquidity investments	$18,969	$21,745	$23,418	$26,346
MBS	18,903	19,010	19,223	18,106
Other investments (1)	—	79	—	532
Total investments	$37,872	$40,834	$42,641	$44,984
(1)The average balance includes the rights or obligations to cash collateral, which are included in the fair value of derivative assets or derivative liabilities on the Statements of Condition at period end.

Liquidity investments are either short-term (primarily overnight), or longer-term investments that may be pledged or sold and converted to cash. The ending and average balances of liquidity investments for the three months ended March 31, 2024 decreased compared to year-end 2023 as the level of Advances were more stable in the first quarter of 2024 compared to the volatility in Advance balances experienced in 2023. It is normal for liquidity investments to vary by up to several billion dollars on a daily basis. Liquidity investment levels can vary significantly based on changes in the amount of actual Advances, anticipated demand for Advances, regulatory liquidity requirements, the availability of acceptable net spreads, and the number of eligible counterparties that meet our unsecured credit risk criteria.

Our overarching strategy for balances of MBS is to keep holdings as close as possible to the regulatory maximum. Finance Agency regulations prohibit us from purchasing MBS if our investment in these securities exceeds three times regulatory capital on the day we intend to purchase the securities. The ratio of MBS to regulatory capital was 3.00 on March 31, 2024. The balance of MBS at March 31, 2024 consisted of $17.8 billion of securities issued by Fannie Mae or Freddie Mac (of which $12.3 billion were floating-rate securities), and $1.1 billion of securities issued by Ginnie Mae (which are primarily fixed rate).
The table below shows principal purchases and paydowns of our MBS for the first three months of 2024.

(In millions)	MBS Principal
Balance at December 31, 2023	$19,409
Principal purchases	240
Principal paydowns	(529)
Balance at March 31, 2024	$19,120

As mortgage rates remained elevated in the first three months of 2024, MBS principal paydowns remained at a 10 percent annual constant prepayment rate, unchanged from the rate experienced in all of 2023.

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

The table below presents the ending and average balances of our Consolidated Obligations.

	Three Months Ended		Year Ended
(In millions)	March 31, 2024		December 31, 2023
	Ending Balance	Average Balance	Ending Balance	Average Balance
Discount Notes:
Unswapped	$9,996	$8,476	$9,644	$24,796
Swapped	8,472	11,355	14,194	18,678
Total par Discount Notes	18,468	19,831	23,838	43,474
Other items (1)	(230)	(202)	(147)	(424)
Total Discount Notes	18,238	19,629	23,691	43,050
Bonds:
Unswapped fixed-rate	11,446	11,253	10,929	12,149
Unswapped adjustable-rate	65,806	64,355	57,886	54,974
Swapped fixed-rate	14,452	18,484	22,757	16,506
Total par Bonds	91,704	94,092	91,572	83,629
Other items (1)	164	201	184	60
Total Bonds	91,868	94,293	91,756	83,689
Total Consolidated Obligations (2)	$110,106	$113,922	$115,447	$126,739
(1)Includes unamortized premiums/discounts, fair value option valuation adjustments, hedging and other basis adjustments.
(2)The 11 FHLBanks have joint and several liability for the par amount of all of the Consolidated Obligations issued on their behalves. The par amount of the outstanding Consolidated Obligations for all of the FHLBanks was (in millions) $1,172,424 and $1,204,316 at March 31, 2024 and December 31, 2023, respectively.

The average balance of Discount Notes for the three months ended March 31, 2024 decreased as the demand for Advances has stabilized compared to the heightened demand experienced in March 2023 in response to the turmoil in the banking industry and financial markets.

The ending and average balances of unswapped adjustable-rate Bonds at March 31, 2024 increased as members continued borrowing longer-term, floating rate Advances. Our use of swapped Discount Notes and fixed-rate Bonds fluctuates in response to the market environment for swapped debt. We swap term Discount Notes and fixed-rate Bonds to adjustable-rates in order to effectively match the underlying rate reset periods to the assets the Discount Notes and Bonds are funding.

Deposits

Total deposits with us are normally a relatively minor source of funding. All deposits with us are uninsured. Total interest-bearing deposits on March 31, 2024 were $1.1 billion, a slight decrease compared to the balance at year-end 2023.

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

	Three Months Ended		Year Ended
(In millions)	March 31, 2024		December 31, 2023
	Period End	Average	Period End	Average
GAAP and Regulatory Capital
GAAP Capital Stock	$4,679	$4,670	$4,846	$5,397
Mandatorily Redeemable Capital Stock	17	17	17	34
Regulatory Capital Stock	4,696	4,687	4,863	5,431
Retained Earnings	1,694	1,716	1,658	1,586
Regulatory Capital	$6,390	$6,403	$6,521	$7,017

	Three Months Ended		Year Ended
	March 31, 2024		December 31, 2023
	Period End	Average	Period End	Average
GAAP and Regulatory Capital-to-Assets Ratio
GAAP	5.35%	5.16%	5.18%	5.07%
Regulatory (1)	5.39	5.22	5.26	5.14
(1)    At all times, the FHLB must maintain at least a four percent minimum regulatory capital-to-assets ratio.

Our business model is structured to be able to absorb sharp changes in assets because we can execute commensurate changes in liability and capital stock balances. For example, in the first three months of 2024, we issued $0.3 billion of capital stock to members primarily in support of Advance borrowings, while repurchasing $0.5 billion of excess capital stock no longer supporting Mission Assets and Activities.
Excess capital stock is the amount of stock held by a member (or former member) in excess of that institution's minimum stock ownership requirement. Excess capital stock provides a base of capital to manage financial leverage at prudent levels, augments loss protections for bondholders, and may be used by a member to capitalize additional Mission Assets and Activities, before purchasing activity stock. At March 31, 2024, the amount of excess stock, as defined by our Capital Plan, was $0.4 billion, a decrease of $0.2 billion compared to the balance at year-end 2023 due to the repurchase of excess stock noted above.

See the "Capital Adequacy" section in “Quantitative and Qualitative Disclosures About Risk Management” for discussion of our retained earnings.

RESULTS OF OPERATIONS

Components of Earnings and Return on Equity

The following table is a summary income statement for the three months ended March 31, 2024 and 2023. Each ROE percentage is computed by dividing income or expense for the category by the average amount of stockholders' equity for the period.

	Three Months Ended March 31,
(Dollars in millions)	2024		2023
	Amount	ROE (1)	Amount	ROE (1)
Net interest income	$201	12.76%	$180	11.35%
Non-interest income (loss):
Net gains (losses) on trading securities	(14)	(0.88)	25	1.60
Net gains (losses) on sales of available-for-sale securities	1	0.08	—	—
Net gains (losses) on derivatives	21	1.33	(8)	(0.50)
Net gains (losses) on financial instruments held under fair value option	(9)	(0.55)	(35)	(2.19)
Other non-interest income, net	8	0.50	7	0.44
Total non-interest income (loss)	7	0.48	(11)	(0.65)
Total income	208	13.24	169	10.70
Non-interest expense	45	2.90	28	1.78
Affordable Housing Program assessments	17	1.04	14	0.89
Net income	$146	9.30%	$127	8.03%
(1)The ROE amounts have been computed using dollars in thousands. Accordingly, recalculations based upon the disclosed amounts in millions may produce nominally different results.

Details on the individual factors contributing to the level and changes in profitability are explained in the sections below.

Net Interest Income

Components of Net Interest Income
The following table shows selected components of net interest income.

	Three Months Ended March 31,
(Dollars in millions)	2024		2023
	Amount	% of Earning Assets	Amount	% of Earning Assets
Components of net interest rate spread:
Net (amortization)/accretion (1) (2)	$(7)	(0.02)%	$(6)	(0.02)%
Other components of net interest rate spread	120	0.39	114	0.38
Total net interest rate spread	113	0.37	108	0.36
Earnings from funding assets with interest-free capital	88	0.29	72	0.24
Total net interest income/net interest margin (3)	$201	0.66%	$180	0.60%
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

Net Amortization/Accretion (generally referred to as amortization): Net amortization can become substantial and volatile with changes in interest rates, especially for mortgage assets. For example, when mortgage rates decrease, premium amortization of mortgage assets generally increases, which reduces net interest income. However, in the first three months of 2024 and 2023, mortgage rates were relatively stable and remained at elevated levels, keeping mortgage refinance activity along with net amortization low.

Other Components of Net Interest Rate Spread: The total other components of net interest rate spread increased $6 million in the first three months of 2024 compared to the same period of 2023. The net increase was primarily due to the factors below.

▪Higher spreads earned on Advances-Favorable: Net interest income earned on Advances increased by an estimated $13 million primarily driven by a shift in the composition of Advance balances from overnight to longer-term, floating rate, Advance products.
▪Higher spreads earned on MBS-Favorable: Higher spreads earned on MBS increased net interest income by an estimated $7 million. The higher spreads were driven by widening market spreads, which benefited new MBS purchases.
▪Higher average MBS balances-Favorable: An increase of $2.2 billion in average MBS improved net interest income by an estimated $3 million.
▪Lower spreads earned on mortgage loans held for portfolio-Unfavorable: Lower spreads on mortgage loans held for portfolio decreased net interest income by an estimated $10 million. Spreads declined primarily because of the maturity of lower-cost debt.
▪Lower spreads earned on liquidity investments-Unfavorable: Lower spreads earned on liquidity investments decreased net interest income by an estimated $8 million. However, the decrease in net interest income was partially offset by a decline in the net interest settlements paid on related derivatives not receiving hedge accounting, as discussed below.

Earnings from Capital: Earnings from capital increased $16 million in the three months ended March 31, 2024 compared to the same period of 2023 because of the higher average short-term interest rates.

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

(Dollars in millions)	Three Months Ended			Three Months Ended
	March 31, 2024			March 31, 2023
	Average Balance	Interest	Average Rate (1)	Average Balance	Interest	Average Rate (1)
Assets:
Advances (2)	$74,006	$1,057	5.75%	$76,478	$897	4.75%
Mortgage loans held for portfolio (3)	7,141	58	3.26	7,118	53	3.01
Securities purchased under agreements to resell	2,216	30	5.40	2,070	23	4.61
Federal funds sold	8,395	113	5.42	7,802	88	4.57
Interest-bearing deposits in banks (4)	1,802	24	5.45	2,259	25	4.46
MBS (5)	19,058	261	5.50	16,858	190	4.57
Other investments (5)	9,415	126	5.36	9,377	105	4.56
Loans to other FHLBanks	17	—	5.42	42	—	4.69
Total interest-earning assets	122,050	1,669	5.50	122,004	1,381	4.59
Other assets	710			1,064
Total assets	$122,760			$123,068
Liabilities and Capital:
Term deposits	$133	2	5.25	$81	1	3.16
Other interest bearing deposits (4)	1,059	13	4.93	1,104	11	4.08
Discount Notes	19,629	260	5.33	49,574	548	4.48
Unswapped fixed-rate Bonds	11,272	72	2.58	12,552	66	2.14
Unswapped adjustable-rate Bonds	64,353	881	5.50	45,443	518	4.62
Swapped Bonds	18,668	240	5.17	6,322	57	3.68
Mandatorily redeemable capital stock	17	—	9.01	17	—	6.01
Total interest-bearing liabilities	115,131	1,468	5.13	115,093	1,201	4.23
Other liabilities	1,297			1,537
Total capital	6,332			6,438
Total liabilities and capital	$122,760			$123,068

Net interest rate spread			0.37%			0.36%
Net interest income and net interest margin (6)		$201	0.66%		$180	0.60%
Average interest-earning assets to interest-bearing liabilities			106.01%			106.00%
(1)Amounts used to calculate average rates are based on dollars in thousands. Accordingly, recalculations based upon the disclosed amounts in millions may not produce the same results.
(2)Interest on Advances includes prepayment fees. Advances prepayments fees for the three months ended March 31, 2024 and 2023 totaled less than $1 million.
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

Rates and corresponding levels of interest income and expense on our interest-bearing assets and liabilities generally increased in the three months ended March 31, 2024 compared to the same period of 2023, as these assets and liabilities have repriced to the higher interest rates.

Volume/Rate Analysis
Changes in both average balances (volume) and interest rates influence changes in net interest income, as shown in the following table.

(In millions)	Three Months Ended March 31, 2024 over 2023
	Volume (1)(3)	Rate (2)(3)	Total
Increase (decrease) in interest income
Advances	$(30)	$190	$160
Mortgage loans held for portfolio	—	5	5
Securities purchased under agreements to resell	2	5	7
Federal funds sold	7	18	25
Interest-bearing deposits in banks	(6)	5	(1)
MBS	27	44	71
Other investments	1	20	21
Loans to other FHLBanks	—	—	—
Total	1	287	288
Increase (decrease) in interest expense
Term deposits	—	1	1
Other interest-bearing deposits	—	2	2
Discount Notes	(381)	93	(288)
Unswapped fixed-rate Bonds	(7)	13	6
Unswapped adjustable-rate Bonds	245	118	363
Swapped Bonds	151	32	183
Mandatorily redeemable capital stock	—	—	—
Total	8	259	267
Increase (decrease) in net interest income	$(7)	$28	$21
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

(In millions)	Three Months Ended March 31,
	2024	2023
Advances:
Net interest settlements included in net interest income	$107	$57
Price alignment amount (1)	(4)	(4)
Investment securities:
Amortization of hedging activities in net interest income	(2)	—
Gains (losses) on designated fair value hedges	2	1
Net interest settlements included in net interest income	97	70
Price alignment amount (1)	(13)	(11)
Consolidated Obligation Bonds:
Net interest settlements included in net interest income	(9)	(8)
Increase (decrease) to net interest income	$178	$105
(1) This amount is for derivatives for which variation margin is characterized as a daily settled contract.

We primarily use derivatives to more closely match actual cash flows between assets and liabilities by synthetically converting the fixed interest rates on certain Advances, investments and Consolidated Obligations to adjustable rates tied to an eligible benchmark rate (e.g., the Federal funds effective rate or SOFR). The increases in average short-term interest rates primarily benefited net interest income in the first three months of 2024 as the conversion of certain Advances' and investments' fixed interest rates to adjustable-coupon rates resulted in an increase in the amount of net interest settlements being received. The fluctuation in net interest income from the use of derivatives was acceptable because it enabled us to lower market risk exposure.

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

(In millions)	Advances	Investment Securities	Mortgage Loans	Bonds	Discount Notes	Other	Total
Three Months Ended March 31, 2024
Net effect of derivatives and hedging activities
Gains (losses) on derivatives not receiving hedge accounting	$4	$19	$(1)	$(1)	$(4)	$—	$17
Net interest settlements on derivatives not receiving hedge accounting	2	13	—	(7)	(2)	—	6
Price alignment amount (1)	—	—	—	—	—	(2)	(2)
Net gains (losses) on derivatives	6	32	(1)	(8)	(6)	(2)	21
Gains (losses) on trading securities (2)	—	(13)	—	—	—	—	(13)
Gains (losses) on financial instruments held under fair value option (3)	(5)	—	—	(6)	2	—	(9)
Total net effect on non-interest income	$1	$19	$(1)	$(14)	$(4)	$(2)	$(1)

Three Months Ended March 31, 2023
Net effect of derivatives and hedging activities
Gains (losses) on derivatives not receiving hedge accounting	$—	$(34)	$(4)	$21	$15	$—	$(2)
Net interest settlements on derivatives not receiving hedge accounting	—	11	—	(13)	(3)	—	(5)
Price alignment amount (1)	—	—	—	—	—	(1)	(1)
Net gains (losses) on derivatives	—	(23)	(4)	8	12	(1)	(8)
Gains (losses) on trading securities (2)	—	25	—	—	—	—	25
Gains (losses) on financial instruments held under fair value option (3)	—	—	—	(18)	(17)	—	(35)
Total net effect on non-interest income	$—	$2	$(4)	$(10)	$(5)	$(1)	$(18)

(1)This amount is for derivatives for which variation margin is characterized as a daily settled contract.
(2)Includes only those gains (losses) on trading securities that have an assigned economic derivative; therefore, this line item may not agree to the Statements of Income.
(3)Includes only those gains or losses on financial instruments held at fair value that have an economic derivative "assigned."

The effect of derivatives and hedging activities on non-interest income in the three months ended March 31, 2024 improved primarily because of a net favorable impact from changes in market values on trading securities and the related derivatives hedging them. In the table above, "Gains (losses) on trading securities" consist of fixed-rate U.S. Treasury and GSE obligations that have been swapped to a variable rate. Trading securities are recorded at fair value, with changes in fair value reported in non-interest income (loss). There are a number of factors that affect the fair value of these securities, such as changes in interest rates, the passage of time, and volatility. By hedging these trading securities, the gains or losses on these trading securities will generally be offset by the gains or losses on the associated interest rate swaps.

We elect the fair value option for certain financial instruments that either do not qualify for hedge accounting or may be at risk for not meeting hedge effectiveness requirements. Because we intend to hold these derivatives and the related financial instruments to maturity, any unrealized gains or losses are expected to reverse in future periods. As noted above, the fluctuation in earnings from the use of derivatives was acceptable because it enabled us to lower market risk exposure.

Non-Interest Expense

The following table presents non-interest expense.

	Three Months Ended March 31,
(In millions)	2024	2023
Non-interest expense
Compensation and benefits	$14	$14
Other operating expense	9	7
Finance Agency	3	3
Office of Finance	2	1
Voluntary housing contributions	16	1
Other	1	2
Total non-interest expense	$45	$28

Our business is designed to support significant changes in asset levels without having to undergo material changes in staffing, operations, risk practices, or general resource needs. Total non-interest expense increased in the first three months of 2024 primarily as a result of making voluntary housing contributions of $16 million to help address affordable housing needs and community investment in the Fifth District. These voluntary housing contributions are in addition to the 10 percent of earnings that are required to be set aside for the AHP.

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

(Dollars in millions)	Traditional Member Finance	MPP	Total
Three Months Ended March 31, 2024
Net interest income (loss)	$178	$23	$201
Net income (loss)	$130	$16	$146
Average assets	$115,476	$7,284	$122,760
Assumed average capital allocation	$5,956	$376	$6,332
Return on average assets (1)	0.45%	0.88%	0.48%
Return on average equity (1)	8.81%	17.15%	9.30%
Three Months Ended March 31, 2023
Net interest income (loss)	$146	$34	$180
Net income (loss)	$103	$24	$127
Average assets	$114,165	$8,903	$123,068
Assumed average capital allocation	$5,972	$466	$6,438
Return on average assets (1)	0.37%	1.09%	0.42%
Return on average equity (1)	7.03%	20.82%	8.03%
(1)Amounts used to calculate returns are based on numbers in thousands. Accordingly, recalculations based upon the disclosed amounts in millions may not produce the same results.

Traditional Member Finance Segment
Net income improved in the first three months of 2024 compared to the same period of 2023 largely because of higher interest rates, which benefited this segment as it resulted in higher earnings from capital. Additionally, net income improved because of higher spreads earned on Advances and MBS. However, the increase in net income was partially offset by higher voluntary housing contributions in the first three months of 2024 compared to the same period of 2023.

MPP Segment
Earnings from the MPP segment decreased in the first three months of 2024 compared to the same period of 2023 primarily because of lower net interest income. Net interest income decreased as the benefits from low cost debt diminished in the first quarter of 2024. However, the overall decrease in net income in the first three months of 2024 compared to the same period of 2023 was partially offset by lower net unrealized losses on derivatives related to the MPP segment.

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

Market Value of Equity

(Dollars in millions)	Down 300	Down 200	Down 100	Flat Rates	Up 100	Up 200	Up 300
Average Results
2024 Year-to-Date
Market Value of Equity	$6,096	$6,064	$6,002	$5,909	$5,805	$5,702	$5,602
% Change from Flat Case	3.2%	2.6%	1.6%	—	(1.8)%	(3.5)%	(5.2)%
2023 Full Year
Market Value of Equity	$6,919	$6,788	$6,688	$6,579	$6,461	$6,347	$6,241
% Change from Flat Case	5.2%	3.2%	1.7%	—	(1.8)%	(3.5)%	(5.1)%
Month-End Results
March 31, 2024
Market Value of Equity	$6,064	$6,046	$5,989	$5,896	$5,792	$5,690	$5,588
% Change from Flat Case	2.9%	2.5%	1.6%	—	(1.8)%	(3.5)%	(5.2)%
December 31, 2023
Market Value of Equity	$6,241	$6,170	$6,084	$5,968	$5,845	$5,718	$5,595
% Change from Flat Case	4.6%	3.4%	1.9%	—	(2.1)%	(4.2)%	(6.2)%

Duration of Equity

(In years)	Down 300	Down 200	Down 100	Flat Rates	Up 100	Up 200	Up 300
Average Results
2024 Year-to-Date	0.6	1.0	1.5	1.7	1.8	1.7	1.5
2023 Full Year	1.8	1.4	1.8	1.8	1.8	1.7	1.5
Month-End Results
March 31, 2024	0.3	0.8	1.5	1.8	1.8	1.7	1.6
December 31, 2023	1.2	1.5	1.8	2.0	2.2	2.1	1.9

The mortgage assets portfolio normally accounts for almost all market risk exposure because of prepayment volatility that we cannot completely hedge while maintaining sufficient net spreads. The overall market risk exposure to changing interest rates was well within policy limits during the periods presented. At March 31, 2024, market risk exposure to falling and rising rate shocks remained stable.

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

Capital Adequacy

Retained Earnings
We must hold sufficient capital to protect against exposure to various risks, including market, credit, and operational risks. We regularly conduct a variety of measurements and assessments for capital adequacy. At March 31, 2024, our capital management policy set forth approximately $870 million as the minimum amount of retained earnings we believe is necessary to mitigate impairment risk.

The following table presents retained earnings.

(In millions)	March 31, 2024	December 31, 2023
Unrestricted retained earnings	$971	$964
Restricted retained earnings (1)	723	694
Total retained earnings	$1,694	$1,658
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

	March 31, 2024	December 31, 2023
Market Value of Equity to Par Value of Regulatory Capital Stock - Base Case (Flat Rates) Scenario	126%	123%
Market Value of Equity to Par Value of Regulatory Capital Stock - Down Shock (1)	129	127
Market Value of Equity to Par Value of Regulatory Capital Stock - Up Shock (2)	121	118
(1)    Represents a down shock of 200 basis points.
(2)    Represents an up shock of 200 basis points.

A base case value below 100 percent could indicate that, in the remote event of an immediate liquidation scenario involving redemption of all capital stock, capital stock may be returned to stockholders at a value below par. This could be due to experiencing risks that lower the market value of capital and/or to having an insufficient amount of retained earnings. In the first three months of 2024, the market capitalization ratios in the scenarios presented continued to be above our policy requirements. The base case ratio at March 31, 2024 was still well above 100 percent because retained earnings were 36 percent of regulatory capital stock and we maintained stable market risk exposure.

The following table presents the market value of equity to the book value of total capital and mandatorily redeemable capital stock.

	March 31, 2024	December 31, 2023
Market Value of Equity to Book Value of Capital - Base Case (Flat Rates) Scenario (1)	93%	93%
Market Value of Equity to Book Value of Capital - Down Shock (1)(2)	95	96
Market Value of Equity to Book Value of Capital - Up Shock (1)(3)	89	89
(1)    Capital includes total capital and mandatorily redeemable capital stock.
(2)    Represents a down shock of 200 basis points.
(3)    Represents an up shock of 200 basis points.

A base-case value below 100 percent can indicate that we have realized or could realize risks (especially market risk), such that the market value of total capital owned by stockholders is below the book value of total capital. The base-case ratio at March 31, 2024 indicates that the market value of total capital is $471 million below the book value of total capital. In a scenario in which interest rates increase 200 basis points, the market value of total capital would be $677 million below the book value of total capital. This indicates that in a liquidation scenario, stockholders would not receive the full sum of their total equity ownership in the FHLB. We believe the likelihood of a liquidation scenario is extremely remote.

Credit Risk

Overview
We believe our risk management practices, discussed below, minimize residual credit risk levels. At March 31, 2024, we had no loan loss reserves or impairment recorded for Credit Services, investments and derivatives and had a minimal amount of credit risk exposure in the MPP.

Credit Services
Overview: The objective of our credit risk management activities is to equalize risk exposure across members and counterparties to a zero level of expected losses. This approach is consistent with our conservative risk management principles and desire to have no residual credit risk related to Advances and Letters of Credit.

Collateral: We require each member to provide a security interest in eligible collateral before it can undertake any secured borrowing. Eligible loan collateral types include the following: single- and multi-family residential, home equity, commercial real estate, government guaranteed and farm real estate. Eligible security types include those that are government or agency backed, highly-rated municipal securities, and highly-rated private-label residential and commercial mortgage-backed securities. We have conservative eligibility criteria within each of the above asset types. The estimated value of pledged collateral is discounted in order to offset market, credit, and liquidity risks that may affect the collateral's realizable value in the event it must be liquidated. At March 31, 2024, total eligible pledged collateral of $517.4 billion resulted in total borrowing capacity of $396.5 billion of which $122.9 billion was used to support outstanding Advances and Letters of Credit. Borrowers often pledge collateral in excess of their collateral requirement to demonstrate access to liquidity and to have the ability to borrow additional amounts in the future. Over-collateralization by one member is not applied to another member.

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

MPP
Overview: The residual amount of credit risk exposure to loans in the MPP is minimal, based on the same factors described in the 2023 Annual Report on Form 10-K.

Conventional Loan Portfolio Characteristics: At March 31, 2024, the weighted average loan-to-value ratios for conventional loans based on origination values and estimated current values were 73 percent and 47 percent, respectively. The estimated weighted average current loan-to-value ratio at March 31, 2024 decreased only one percent from the ratio at December 31, 2023 as the changes in home values have been relatively stable.

Credit Performance: The table below provides an analysis of conventional loans delinquent or in the process of foreclosure, along with the national average serious delinquency rate.

	Conventional Loan Delinquencies
(Dollars in millions)	March 31, 2024	December 31, 2023
Early stage delinquencies - unpaid principal balance (1)	$34	$32
Serious delinquencies - unpaid principal balance (2)	$7	$10
Early stage delinquency rate (3)	0.5%	0.5%
Serious delinquency rate (4)	0.1%	0.1%
National average serious delinquency rate (5)	1.1%	1.1%
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
(5)National average number of fixed-rate prime and subprime conventional loans that are 90 days or more past due or in the process of foreclosure is based on the most recent national delinquency data available. The March 31, 2024 rate is based on December 31, 2023 data.

Overall, the MPP has experienced a minimal amount of delinquencies, with delinquency rates continuing to be well below national averages. This further supports our view that the portfolio is comprised of high-quality, well-performing loans.

Credit Enhancements: Conventional mortgage loans are primarily supported against credit losses by some combination of credit enhancements (primary mortgage insurance (PMI) and the Lender Risk Account (LRA)). The LRA is a hold back of a portion of the initial purchase price to cover potential credit losses. Starting after five years from the loan purchase date, we may return the hold back to Participating Financial Institutions (PFIs) if they manage credit risk to predefined acceptable levels of exposure on the pools of loans they sell to us. As a result, some pools of loans may have sufficient credit enhancements to recapture all losses while other pools of loans may not. The LRA had balances of $240 million and $239 million at March 31, 2024 and December 31, 2023, respectively. For more information, see Note 5 of the Notes to Unaudited Financial Statements.

Credit Losses: Residual credit risk exposure depends on the actual and potential credit performance of the loans in each pool compared to the pool's equity (on individual loans) and credit enhancements. Our available credit enhancements at March 31, 2024 were ample and able to cover nearly all of the estimated gross credit losses. As a result, estimated credit losses at March 31, 2024 were less than $1 million. Estimated credit losses, after credit enhancements, are accounted for in the allowance for credit losses or as a charge off (i.e., a reduction to the principal of mortgage loans held for portfolio).

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

(In millions)	March 31, 2024
	Long-Term Rating
	AA	A	Unrated	Total
Unsecured Liquidity Investments
Interest-bearing deposits	$—	$1,725	$—	$1,725
Federal funds sold	2,465	3,790	—	6,255
Total unsecured liquidity investments	2,465	5,515	—	7,980
Guaranteed/Secured Liquidity Investments
Securities purchased under agreements to resell	13	500	1,250	1,763
U.S. Treasury obligations	7,630	—	—	7,630
GSE obligations	1,596	—	—	1,596
Total guaranteed/secured liquidity investments	9,239	500	1,250	10,989
Total liquidity investments	$11,704	$6,015	$1,250	$18,969

Some counterparties used to transact our securities purchased under agreements to resell are not rated by an NRSRO because they are not issuers of debt or are otherwise not required to be rated by an NRSRO. However, each of the counterparties are considered to have the equivalent of at least an investment grade rating based on our internal ratings resulting from a fundamental credit analysis. Securities purchased under agreements to resell are secured by the following types of collateral: U.S. Treasury obligations, U.S. agency/GSE obligations, or U.S. agency/GSE MBS. At March 31, 2024, the collateral received had long-term credit ratings of AA, based on the lowest long-term credit ratings of the issuer as provided by Standard & Poor’s, Moody’s, and/or Fitch Advisory Services. The terms of our securities purchased under agreements to resell are structured such that if the fair value of the underlying securities decreases below the fair value required as collateral, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash. Additionally, these investments primarily mature overnight. All overnight investments in securities purchased under agreements to resell outstanding at March 31, 2024 were repaid according to their respective contractual terms.

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

(In millions)	March 31, 2024
	Counterparty Rating
Domicile of Counterparty	AA	A	Total
Domestic	$—	$1,975	$1,975
U.S. branches and agency offices of foreign commercial banks:
Canada	1,750	250	2,000
Netherlands	—	800	800
Germany	—	760	760
Finland	715	—	715
France	—	680	680
Australia	—	650	650
United Kingdom	—	400	400
Total U.S. branches and agency offices of foreign commercial banks	2,465	3,540	6,005
Total unsecured investment credit exposure	$2,465	$5,515	$7,980

We are prohibited by Finance Agency regulation from investing in financial instruments issued by non-U.S. entities. Furthermore, we restrict a significant portion of unsecured lending to overnight maturities, which further limits credit risk exposure.

MBS:
GSE MBS
At March 31, 2024, $17.8 billion of MBS held were GSE securities issued by Fannie Mae and Freddie Mac, which provide credit safeguards by guaranteeing either timely or ultimate payments of principal and interest. We believe that the conservatorships of Fannie Mae and Freddie Mac lower the chance that they would not be able to fulfill their credit guarantees.

MBS Issued by Other Government Agencies
We also invest in MBS issued and guaranteed by Ginnie Mae. These investments totaled $1.1 billion at March 31, 2024. We believe that the strength of Ginnie Mae's guarantee and backing by the full faith and credit of the U.S. government is sufficient to protect us against credit losses on these securities.

Derivatives
Credit Risk Exposure: We mitigate most of the credit risk exposure resulting from derivative transactions through collateralization or use of daily settled contracts. The table below presents the lowest long-term counterparty credit ratings provided by Standard & Poor's, Moody's, and/or Fitch Advisory Services for derivative positions to which we had credit risk exposure at March 31, 2024. The ratings displayed in this table should not be taken as an indication of future ratings.

(In millions)	Total Notional	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged to (from) Counterparties	Non-cash Collateral Pledged to (from) Counterparties	Net Credit Exposure to Counterparties
Nonmember counterparties:
Asset positions with credit exposure:
Uncleared derivatives:
A-rated	$4,724	$28	$(26)	$—	$2
BBB-rated	5,640	72	(68)	—	4
Total uncleared derivatives	10,364	100	(94)	—	6
Cleared derivatives (1)	50,811	11	24	807	842
Total derivative positions with credit exposure to nonmember counterparties	61,175	111	(70)	807	848
Member institutions (2)	42	—	—	—	—
Total	$61,217	$111	$(70)	$807	$848
(1)Represents derivative transactions cleared with LCH Ltd. and CME Clearing, the FHLB's clearinghouses. LCH Ltd. is rated AA- by Standard & Poor's, and CME Clearing is not rated, but its parent company, CME Group Inc., is rated Aa3 by Moody's and AA- by Standard & Poor's.
(2)Represents Mandatory Delivery Contracts.

Our net exposure to cleared derivatives is primarily associated with the requirement to post initial margin through the clearing agent to the Derivatives Clearing Organizations. We may pledge both cash and non-cash (i.e., securities) as collateral to satisfy this initial margin requirement. However, the use of cleared derivatives mitigates credit risk exposure because a central counterparty is substituted for individual counterparties.

Our net exposure to uncleared derivatives is managed to acceptable credit risk levels due to the contractual collateral provisions in these derivatives.

Although we cannot predict if we will realize credit risk losses from any of our derivatives counterparties, we believe that all of the counterparties will be able to continue making timely interest payments and, more generally, to continue to satisfy the terms and conditions of their derivative contracts with us. As of March 31, 2024, we had a $20 million notional amount of interest rate swaps with a subsidiary of our member, JPMorgan Chase Bank, N.A., which also had outstanding credit services with us. We had no outstanding credit exposure to this counterparty related to interest rate swaps outstanding given the collateral exchanged.

Liquidity Risk

Liquidity Overview
We strive to be in a liquidity position at all times to meet the borrowing needs of our members and to meet all current and future financial commitments. This objective is achieved by managing liquidity positions to maintain stable, reliable, and cost-effective sources of funds while taking into account market conditions, member demand, and the maturity profile of assets and liabilities. At March 31, 2024, our liquidity position complied with the FHLBank Act, Finance Agency regulations, and internal policies.
The FHLBank System's primary source of funds is the sale of Consolidated Obligations in the capital markets. Our ability to obtain funds through the sale of Consolidated Obligations at acceptable interest costs depends on the financial market's perception of the riskiness of the Obligations and on prevailing conditions in the capital markets, particularly the short-term capital markets. The System's favorable debt ratings, which take into account our status as a GSE, and our effective risk management practices are instrumental in ensuring stable and satisfactory access to the capital markets.

We believe our liquidity position, as well as that of the System, continued to be strong during the first three months of 2024. Our overall ability to effectively fund our operations through debt issuances remained sufficient. Investor demand for System debt was robust in the first three months of 2024, as investors continued to prefer short-term, high-quality money market instruments. We believe there is a low probability of a liquidity or funding crisis in the System that would impair our ability to participate, on a cost-effective basis, in issuances of debt, service outstanding debt, maintain adequate capitalization, or pay competitive dividends.

The System works collectively to manage and monitor the System-wide liquidity and funding risks. Liquidity risk includes the risk that the System could have difficulty rolling over short-term Obligations when market conditions change, also called refinancing risk. The System has a large reliance on short-term funding; therefore, it has a sharp focus on managing liquidity risk to very low levels. As shown on the unaudited Statements of Cash Flows, in the first three months of 2024, our portion of the System's debt issuances totaled $19.2 billion for Discount Notes and $31.6 billion for Bonds. Access to short-term debt markets has been reliable because investors, driven by liquidity preferences and risk aversion, have sought the System’s short-term debt, which has resulted in strong demand for debt maturing in one year or less.

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

The Finance Agency establishes the expectations with respect to the maintenance of sufficient liquidity without access to the capital markets for a specified number of days, which was set as a period of between 10 to 30 calendar days in the base case. Under these expectations, all Advance maturities are assumed to renew, unless the Advances relate to former members who are ineligible to borrow new Advances. The maintenance of sufficient liquidity each day is intended to provide additional assurance that we can continue to provide Advances and Letters of Credit to members over an extended period without access to the capital markets. We were in compliance with these liquidity requirements at all times during the first three months of 2024.

The Finance Agency also provides guidance related to asset/liability maturity funding gap limits. Funding gap metrics measure the difference between assets and liabilities that are scheduled to mature during a specified period of time and are expressed as a percentage of total assets. Although subject to change depending on conditions in the financial markets, the current regulatory requirement for funding gaps is between -10 percent to -20 percent for the three-month maturity horizon and is between -25 percent to -35 percent for the one-year maturity horizon. During the three months ended March 31, 2024, we operated within those limits.

To support our member deposits, we also must meet a statutory deposit reserve requirement. The sum of our investments in obligations of the United States, deposits in eligible banks or trust companies, and Advances with a final maturity not exceeding five years must equal or exceed the current amount of member deposits. The following table presents the components of this liquidity requirement.

(In millions)	March 31, 2024	December 31, 2023
Deposit Reserve Requirement
Total Eligible Deposit Reserves	$87,831	$88,988
Total Member Deposits	(1,104)	(1,120)
Excess Deposit Reserves	$86,727	$87,868

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

Operational Risks

There were no material developments regarding our operational risk exposure during the first three months of 2024.

CRITICAL ACCOUNTING ESTIMATES

There have been no material changes in the first three months of 2024 to our critical accounting estimates. Our critical accounting estimates are described in detail in our 2023 Annual Report on Form 10-K.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Information required by this Item is set forth under the caption “Quantitative and Qualitative Disclosures About Risk Management” in Part I, Item 2, of this Report.

Item 4.    Controls and Procedures.

DISCLOSURE CONTROLS AND PROCEDURES

The FHLB's management, including its principal executive officer and principal financial officer, evaluate the effectiveness of the FHLB's disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, these two officers each concluded that, as of March 31, 2024, the FHLB maintained effective disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that it files under the Exchange Act is (1) accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

The FHLB's management, including its principal executive officer and principal financial officer, evaluate the FHLB's internal control over financial reporting. Based upon that evaluation, these two officers each concluded that there were no changes in the FHLB's internal control over financial reporting that occurred during the quarter ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, the FHLB's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

Information regarding legal proceedings is set forth in Note 13 - Commitments and Contingencies in Part I, Item 1, of this Report.

Item 1A.    Risk Factors.

For a discussion of our risk factors, see Part I, Item 1A. "Risk Factors" in our 2023 Annual Report on Form 10-K. There have been no material changes from the risk factors in our 2023 Annual Report on Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

None.

Item 6.    Exhibits.

Exhibit Number (1)	Description of exhibit	Document filed or furnished, as indicated below

10.1	Federal Home Loan Bank of Cincinnati 2024 Incentive Compensation Plan	Form 8-K, filed April 4, 2024

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	Filed Herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	Filed Herewith

32	Section 1350 Certifications	Furnished Herewith

101.INS	XBRL Instance Document	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document	Filed Herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed Herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed Herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed Herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed Herewith

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed Herewith
(1)     Numbers coincide with Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 9th day of May 2024.

FEDERAL HOME LOAN BANK OF CINCINNATI
(Registrant)

By:	/s/ Andrew S. Howell
Andrew S. Howell
President and Chief Executive Officer
(principal executive officer)

By:	/s/ Stephen J. Sponaugle
Stephen J. Sponaugle
Executive Vice President - Chief Financial Officer
(principal financial officer)