Form 10-Q
period 2024-09-30
Federal Home Loan Bank of Cincinnati
filed 2024-11-12
CIK 1326771

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
☐ Yes   ☒ No
The capital stock of the registrant is not listed on any securities exchange or quoted on any automated quotation system, only may be owned by members and former members and is transferable only at its par value of $100 per share. As of October 31, 2024, the registrant had 46,072,901 shares of capital stock outstanding, which included stock classified as mandatorily redeemable.

Page 1 of	75

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CONDITION
(Unaudited)

(In thousands, except par value)

	September 30, 2024	December 31, 2023
ASSETS
Cash and due from banks	$23,110	$20,824
Interest-bearing deposits	2,380,216	1,875,037
Securities purchased under agreements to resell	1,760,330	5,242,480
Federal funds sold	7,800,000	6,774,000
Investment securities:
Trading securities	2,818,916	1,745,742
Available-for-sale securities (amortized cost of $9,230,552 and $10,247,585 and includes $852,788 and $819,794 pledged as collateral that may be repledged)	9,181,986	10,171,588
Held-to-maturity securities (fair value of $15,646,859 and $16,576,613)	15,808,838	16,832,133
Total investment securities	27,809,740	28,749,463
Advances (includes $276,966 and $214,035 at fair value under fair value option)	80,178,573	73,553,162
Mortgage loans held for portfolio, net of allowance for credit losses of $331 and $316	7,188,246	7,108,334
Accrued interest receivable	517,137	535,564
Derivative assets	138,467	101,991
Other assets, net	31,584	34,883
TOTAL ASSETS	$127,827,403	$123,995,738
LIABILITIES
Deposits	$1,184,041	$1,113,704
Consolidated Obligations:
Discount Notes (includes $4,342,390 and $14,085,003 at fair value under fair value option)	16,182,559	23,690,526
Bonds (includes $8,693,539 and $20,657,254 at fair value under fair value option)	102,445,114	91,756,430
Total Consolidated Obligations	118,627,673	115,446,956
Mandatorily redeemable capital stock	15,276	17,314
Accrued interest payable	639,520	422,886
Affordable Housing Program payable	164,579	139,807
Derivative liabilities	1,639	9,831
Other liabilities	572,885	418,557
Total liabilities	121,205,613	117,569,055
Commitments and contingencies
CAPITAL
Capital stock Class B putable ($100 par value); issued and outstanding shares: 48,792 and 48,459	4,879,193	4,845,902
Retained earnings:
Unrestricted	1,008,160	964,436
Restricted	784,516	693,682
Total retained earnings	1,792,676	1,658,118
Accumulated other comprehensive income (loss)	(50,079)	(77,337)
Total capital	6,621,790	6,426,683
TOTAL LIABILITIES AND CAPITAL	$127,827,403	$123,995,738

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF INCOME
(Unaudited)

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
INTEREST INCOME:
Advances	$1,099,084	$1,057,139	$3,235,711	$3,393,005
Prepayment fees on Advances, net	90	1,248	588	2,982
Interest-bearing deposits	33,229	32,951	81,633	93,981
Securities purchased under agreements to resell	25,777	30,418	80,238	113,216
Federal funds sold	161,436	169,712	382,923	445,876
Investment securities:
Trading securities	29,235	16,765	75,203	52,515
Available-for-sale securities	142,007	139,444	415,982	375,881
Held-to-maturity securities	216,744	217,242	660,107	577,707
Total investment securities	387,986	373,451	1,151,292	1,006,103
Mortgage loans held for portfolio	60,110	53,120	177,033	157,935
Loans to other FHLBanks	—	252	222	1,075
Total interest income	1,767,712	1,718,291	5,109,640	5,214,173
INTEREST EXPENSE:
Consolidated Obligations:
Discount Notes	240,109	446,222	774,910	1,761,955
Bonds	1,304,683	1,033,895	3,680,636	2,762,029
Total Consolidated Obligations	1,544,792	1,480,117	4,455,546	4,523,984
Deposits	13,845	14,909	42,620	38,854
Loans from other FHLBanks	1	1	1	1
Mandatorily redeemable capital stock	349	1,116	1,114	2,344
Other borrowings	—	—	—	1
Total interest expense	1,558,987	1,496,143	4,499,281	4,565,184
NET INTEREST INCOME	208,725	222,148	610,359	648,989
NON-INTEREST INCOME (LOSS):
Net gains (losses) on trading securities	96,676	(37,562)	70,902	(38,848)
Net gains (losses) on sales of available-for-sale securities	(157)	—	1,268	—
Net gains (losses) on financial instruments held under fair value option	(15,510)	(24,103)	(23,365)	1,520
Net gains (losses) on derivatives	(80,205)	47,972	(51,816)	35,693
Other, net	8,071	7,962	24,054	22,445
Total non-interest income (loss)	8,875	(5,731)	21,043	20,810
NON-INTEREST EXPENSE:
Compensation and benefits	13,710	13,422	42,295	41,140
Other operating expenses	9,412	8,504	28,118	23,575
Finance Agency	2,840	2,745	8,521	8,233
Office of Finance	1,654	1,542	5,053	4,781
Voluntary housing contributions	6,589	(2)	38,386	14,814
Other	1,051	1,527	4,268	5,150
Total non-interest expense	35,256	27,738	126,641	97,693
INCOME BEFORE ASSESSMENTS	182,344	188,679	504,761	572,106
Affordable Housing Program assessments	18,270	18,979	50,588	57,445
NET INCOME	$164,074	$169,700	$454,173	$514,661
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$164,074	$169,700	$454,173	$514,661
Other comprehensive income (loss) adjustments:
Net unrealized gains (losses) on available-for-sale securities	(25,006)	(16,122)	28,699	(760)
Reclassification adjustment for net realized (gains) losses on sale of available-for-sale securities included in net income	157	—	(1,268)	—
Pension and postretirement benefits	(91)	(98)	(173)	(294)
Total other comprehensive income (loss) adjustments	(24,940)	(16,220)	27,258	(1,054)
Comprehensive income (loss)	$139,134	$153,480	$481,431	$513,607

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CAPITAL
(Unaudited)

(In thousands)	Capital Stock Class B - Putable		Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Par Value	Unrestricted	Restricted	Total		Capital
BALANCE, JUNE 30, 2023	58,484	$5,848,415	$953,205	$629,111	$1,582,316	$(34,174)	$7,396,557
Comprehensive income (loss)			135,761	33,939	169,700	(16,220)	153,480
Proceeds from issuance of capital stock	5,398	539,791					539,791
Repurchase of capital stock	(15,928)	(1,592,751)					(1,592,751)
Net stock reclassified to mandatorily redeemable capital stock	(2,599)	(259,908)					(259,908)
Cash dividends on capital stock			(133,137)		(133,137)		(133,137)
BALANCE, SEPTEMBER 30, 2023	45,355	$4,535,547	$955,829	$663,050	$1,618,879	$(50,394)	$6,104,032

BALANCE, JUNE 30, 2024	47,915	$4,791,545	$980,980	$751,701	$1,732,681	$(25,139)	$6,499,087
Comprehensive income (loss)			131,259	32,815	164,074	(24,940)	139,134
Proceeds from issuance of capital stock	8,628	862,758					862,758
Repurchase of capital stock	(7,739)	(773,951)					(773,951)
Net stock reclassified to mandatorily redeemable capital stock	(12)	(1,159)					(1,159)
Cash dividends on capital stock			(104,079)		(104,079)		(104,079)
BALANCE, SEPTEMBER 30, 2024	48,792	$4,879,193	$1,008,160	$784,516	$1,792,676	$(50,079)	$6,621,790

(In thousands)	Capital Stock Class B - Putable		Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Par Value	Unrestricted	Restricted	Total		Capital
BALANCE, DECEMBER 31, 2022	51,507	$5,150,679	$840,774	$560,118	$1,400,892	$(49,340)	$6,502,231
Comprehensive income (loss)			411,729	102,932	514,661	(1,054)	513,607
Proceeds from issuance of capital stock	41,693	4,169,315					4,169,315
Repurchase of capital stock	(42,112)	(4,211,156)					(4,211,156)
Net stock reclassified to mandatorily redeemable capital stock	(5,733)	(573,291)					(573,291)
Cash dividends on capital stock			(296,674)		(296,674)		(296,674)
BALANCE, SEPTEMBER 30, 2023	45,355	$4,535,547	$955,829	$663,050	$1,618,879	$(50,394)	$6,104,032

BALANCE, DECEMBER 31, 2023	48,459	$4,845,902	$964,436	$693,682	$1,658,118	$(77,337)	$6,426,683
Comprehensive income (loss)			363,339	90,834	454,173	27,258	481,431
Proceeds from issuance of capital stock	19,467	1,946,681					1,946,681
Repurchase of capital stock	(19,058)	(1,905,827)					(1,905,827)
Net stock reclassified to mandatorily redeemable capital stock	(76)	(7,563)					(7,563)
Cash dividends on capital stock			(319,615)		(319,615)		(319,615)
BALANCE, SEPTEMBER 30, 2024	48,792	$4,879,193	$1,008,160	$784,516	$1,792,676	$(50,079)	$6,621,790

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CASH FLOWS
(Unaudited)

(In thousands)	Nine Months Ended September 30,
	2024	2023
OPERATING ACTIVITIES:
Net income	$454,173	$514,661
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization/(accretion)	(38,328)	142,801
Net change in derivative and hedging activities	(510,441)	182,704
Net change in fair value adjustments on trading securities	(70,902)	38,848
Net realized (gains) losses from sales of available-for-sale securities	(1,268)	—
Net change in fair value adjustments on financial instruments held under fair value option	23,365	(1,520)
Other adjustments, net	829	992
Net change in:
Accrued interest receivable	18,001	(190,686)
Other assets	5,755	6,226
Accrued interest payable	62,620	413,090
Other liabilities	26,415	43,731
Total adjustments	(483,954)	636,186
Net cash provided by (used in) operating activities	(29,781)	1,150,847

INVESTING ACTIVITIES:
Net change in:
Interest-bearing deposits	(484,367)	146,160
Securities purchased under agreements to resell	3,482,150	(495,460)
Federal funds sold	(1,026,000)	(4,296,000)
Trading securities:
Proceeds from maturities and paydowns	250,038	250,055
Purchases	(1,252,309)	—
Available-for-sale securities:
Proceeds from maturities and paydowns	21,329	—
Proceeds from sales	2,182,572	—
Purchases	(808,450)	(1,190,444)
Held-to-maturity securities:
Proceeds from maturities and paydowns	2,023,556	1,367,685
Purchases	(1,004,351)	(3,057,219)
Advances, net	(6,308,314)	(2,997,984)
Mortgage loans held for portfolio:
Principal collected	486,200	461,990
Purchases	(579,175)	(391,216)
Premises, software, and equipment, net	(5,368)	(4,596)
Net cash provided by (used in) investing activities	(3,022,489)	(10,207,029)

The accompanying notes are an integral part of these financial statements.

(continued from previous page)
FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CASH FLOWS
(Unaudited)

(In thousands)	Nine Months Ended September 30,
	2024	2023
FINANCING ACTIVITIES:
Net change in deposits	$(3,463)	$423,158
Net proceeds from issuance of Consolidated Obligations:
Discount Notes	81,661,500	145,979,044
Bonds	92,231,011	106,197,426
Bonds transferred from other FHLBanks	—	249,999
Payments for maturing and retiring Consolidated Obligations:
Discount Notes	(89,112,457)	(162,509,982)
Discount Notes transferred to other FHLBanks	(998)	—
Bonds	(81,432,675)	(80,371,500)
Proceeds from issuance of capital stock	1,946,681	4,169,315
Payments for repurchase of capital stock	(1,905,827)	(4,211,156)
Payments for repurchase/redemption of mandatorily redeemable capital stock	(9,601)	(572,082)
Cash dividends paid	(319,615)	(296,674)
Net cash provided by (used in) financing activities	3,054,556	9,057,548
Net increase (decrease) in cash and due from banks	2,286	1,366
Cash and due from banks at beginning of the period	20,824	19,604
Cash and due from banks at end of the period	$23,110	$20,970
Supplemental Disclosures:
Interest paid	$4,379,597	$4,327,012
Affordable Housing Program payments, net	$45,840	$19,500

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

Note 1 - Basis of Presentation

The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of financial statements in accordance with GAAP requires management to make assumptions and estimates. These assumptions and estimates affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. Actual results could differ from these estimates. The interim financial statements presented are unaudited, but they include all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations, and cash flows for such periods. These financial statements do not include all disclosures associated with annual financial statements and accordingly should be read in conjunction with the audited financial statements and notes included in the FHLB's Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (SEC) on March 21, 2024. Results for the nine months ended September 30, 2024 are not necessarily indicative of operating results for the full year.

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

At September 30, 2024 and December 31, 2023, interest-bearing deposits and Federal funds sold were transacted with counterparties that have received a credit rating of single-A or greater by a nationally recognized statistical rating organization (NRSRO). Finance Agency regulations include a limit on the amount of unsecured credit the FHLB may extend to a counterparty. At September 30, 2024 and December 31, 2023, all investments in interest-bearing deposits and Federal funds sold were repaid or expected to be repaid according to their respective contractual terms. No allowance for credit losses was recorded for these assets at September 30, 2024 and December 31, 2023. Carrying values of interest-bearing deposits and Federal funds sold exclude accrued interest receivable of (in thousands) $10,371 and $1,046 as of September 30, 2024, and $8,627 and $3,006 as of December 31, 2023.

Securities purchased under agreements to resell are short-term and are structured such that they are evaluated regularly to determine if the market value of the underlying securities decreases below the market value required as collateral (i.e., subject to collateral maintenance provisions). If so, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash, generally by the next business day. Based upon the collateral held as security and collateral maintenance provisions with counterparties, the FHLB determined that no allowance for credit losses was needed for its securities purchased under agreements to resell at September 30, 2024 and December 31, 2023. The carrying value of securities purchased under agreements to resell excludes accrued interest receivable of (in thousands) $281 and $2,373 as of September 30, 2024 and December 31, 2023, respectively.

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

Trading Securities

Table 3.1 - Trading Securities by Major Security Types (in thousands)

Fair Value	September 30, 2024	December 31, 2023
Non-mortgage-backed securities (non-MBS):
U.S. Treasury obligations	$1,303,136	$248,688
GSE obligations	1,515,772	1,497,009
Total non-MBS	2,818,908	1,745,697
Mortgage-backed securities (MBS):
U.S. obligation single-family	8	45
Total MBS	8	45
Total	$2,818,916	$1,745,742

Table 3.2 - Net Gains (Losses) on Trading Securities (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net unrealized gains (losses) on trading securities held at period end	$96,676	$(37,562)	$69,590	$(40,255)
Net gains (losses) on trading securities sold/matured during the period	—	—	1,312	1,407
Net gains (losses) on trading securities	$96,676	$(37,562)	$70,902	$(38,848)

Available-for-Sale Securities

Table 3.3 - Available-for-Sale Securities by Major Security Types (in thousands)

	September 30, 2024
	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-MBS:
U.S. Treasury obligations	$5,605,314	$796	$(6,101)	$5,600,009
GSE obligations	121,351	712	(2)	122,061
Total non-MBS	5,726,665	1,508	(6,103)	5,722,070
MBS:
GSE multi-family	3,503,887	709	(44,680)	3,459,916
Total MBS	3,503,887	709	(44,680)	3,459,916
Total	$9,230,552	$2,217	$(50,783)	$9,181,986

	December 31, 2023
	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-MBS:
U.S. Treasury obligations	$7,630,467	$564	$(19,212)	$7,611,819
GSE obligations	119,366	575	(29)	119,912
Total non-MBS	7,749,833	1,139	(19,241)	7,731,731
MBS:
GSE multi-family	2,497,752	97	(57,992)	2,439,857
Total MBS	2,497,752	97	(57,992)	2,439,857
Total	$10,247,585	$1,236	$(77,233)	$10,171,588
(1)Amortized cost of available-for-sale securities includes adjustments made to the cost basis of an investment for accretion, amortization, and/or fair value hedge accounting adjustments, and excludes accrued interest receivable of (in thousands) $35,020 and $47,969 at September 30, 2024 and December 31, 2023, respectively.

Table 3.4 summarizes the available-for-sale securities with gross unrealized losses, which are aggregated by major security type and length of time that individual securities have been in a continuous gross unrealized loss position.

Table 3.4 - Available-for-Sale Securities in a Continuous Gross Unrealized Loss Position (in thousands)

	September 30, 2024
	Less than 12 Months		12 Months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Non-MBS:
U.S. Treasury obligations	$4,037,681	$(3,893)	$937,059	$(2,208)	$4,974,740	$(6,101)
GSE obligations	4,595	(2)	—	—	4,595	(2)
Total non-MBS	4,042,276	(3,895)	937,059	(2,208)	4,979,335	(6,103)
MBS:
GSE multi-family MBS	1,607,824	(7,777)	1,523,267	(36,903)	3,131,091	(44,680)
Total MBS	1,607,824	(7,777)	1,523,267	(36,903)	3,131,091	(44,680)
Total	$5,650,100	$(11,672)	$2,460,326	$(39,111)	$8,110,426	$(50,783)

	December 31, 2023
	Less than 12 Months		12 Months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Non-MBS:
U.S. Treasury obligations	$5,738,322	$(14,385)	$907,749	$(4,827)	$6,646,071	$(19,212)
GSE obligations	—	—	4,478	(29)	4,478	(29)
Total non-MBS	5,738,322	(14,385)	912,227	(4,856)	6,650,549	(19,241)
MBS:
GSE multi-family MBS	1,103,524	(12,797)	1,196,774	(45,195)	2,300,298	(57,992)
Total MBS	1,103,524	(12,797)	1,196,774	(45,195)	2,300,298	(57,992)
Total	$6,841,846	$(27,182)	$2,109,001	$(50,051)	$8,950,847	$(77,233)

Table 3.5 - Available-for-Sale Securities by Contractual Maturity (in thousands)

	September 30, 2024		December 31, 2023
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-MBS:
Due in 1 year or less	$9,900	$9,922	$—	$—
Due after 1 year through 5 years	5,706,296	5,701,608	7,010,815	6,994,480
Due after 5 years through 10 years	10,469	10,540	728,761	726,993
Due after 10 years	—	—	10,257	10,258
Total non-MBS	5,726,665	5,722,070	7,749,833	7,731,731
MBS (1)	3,503,887	3,459,916	2,497,752	2,439,857
Total	$9,230,552	$9,181,986	$10,247,585	$10,171,588
(1)MBS are not presented by contractual maturity because their expected maturities will likely differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 3.6 - Interest Rate Payment Terms of Available-for-Sale Securities (in thousands)

	September 30, 2024	December 31, 2023
Amortized cost of non-MBS:
Fixed-rate	$5,726,665	$7,749,833
Total amortized cost of non-MBS	5,726,665	7,749,833
Amortized cost of MBS:
Fixed-rate	3,503,887	2,497,752
Total amortized cost of MBS	3,503,887	2,497,752
Total	$9,230,552	$10,247,585

Realized Gains and Losses. During the three and nine months ended September 30, 2024, for strategic and economic reasons, the FHLB sold a portion of available-for-sale securities. These securities had an amortized cost (determined by the specific identification method) of (in thousands) $977,481 and $2,181,304, respectively. During the three and nine months ended September 30, 2024, proceeds from the sales totaled (in thousands) $977,324 and $2,182,572, respectively, resulting in realized gains (losses) of (in thousands) $(157) and $1,268, respectively. The FHLB had no sales of securities out of its available-for-sale portfolio for the three and nine months ended September 30, 2023.

Held-to-Maturity Securities

Table 3.7 - Held-to-Maturity Securities by Major Security Types (in thousands)

	September 30, 2024
	Amortized Cost (1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
Non-MBS:
U.S. Treasury obligations	$49,312	$80	$—	$49,392
Total non-MBS	49,312	80	—	49,392
MBS:
U.S. obligation single-family	1,027,870	—	(109,209)	918,661
GSE single-family	3,475,146	39,188	(53,187)	3,461,147
GSE multi-family	11,256,510	3,412	(42,263)	11,217,659
Total MBS	15,759,526	42,600	(204,659)	15,597,467
Total	$15,808,838	$42,680	$(204,659)	$15,646,859

	December 31, 2023
	Amortized Cost (1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
Non-MBS:
U.S. Treasury obligations	$49,078	$—	$(6)	$49,072
Total non-MBS	49,078	—	(6)	49,072
MBS:
U.S. obligation single-family	1,109,265	—	(129,457)	979,808
GSE single-family	3,146,571	23,124	(79,336)	3,090,359
GSE multi-family	12,527,219	2,159	(72,004)	12,457,374
Total MBS	16,783,055	25,283	(280,797)	16,527,541
Total	$16,832,133	$25,283	$(280,803)	$16,576,613

(1)Carrying value equals amortized cost. Amortized cost of held-to-maturity securities includes adjustments made to the cost basis of an investment for accretion and amortization and excludes accrued interest receivable of (in thousands) $61,783 and $68,866 at September 30, 2024 and December 31, 2023, respectively.

Table 3.8 - Held-to-Maturity Securities by Contractual Maturity (in thousands)

	September 30, 2024		December 31, 2023
Year of Maturity	Amortized Cost (1)	Fair Value	Amortized Cost (1)	Fair Value
Non-MBS:
Due in 1 year or less	$49,312	$49,392	$49,078	$49,072
Due after 1 year through 5 years	—	—	—	—
Due after 5 years through 10 years	—	—	—	—
Due after 10 years	—	—	—	—
Total non-MBS	49,312	49,392	49,078	49,072
MBS (2)	15,759,526	15,597,467	16,783,055	16,527,541
Total	$15,808,838	$15,646,859	$16,832,133	$16,576,613
(1)Carrying value equals amortized cost.
(2)MBS are not presented by contractual maturity because their expected maturities will likely differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 3.9 - Interest Rate Payment Terms of Held-to-Maturity Securities (in thousands)

	September 30, 2024	December 31, 2023
Amortized cost of non-MBS:
Fixed-rate	$49,312	$49,078
Total amortized cost of non-MBS	49,312	49,078
Amortized cost of MBS:
Fixed-rate	4,376,551	4,118,328
Variable-rate	11,382,975	12,664,727
Total amortized cost of MBS	15,759,526	16,783,055
Total	$15,808,838	$16,832,133

For the nine months ended September 30, 2024 and 2023, the FHLB did not sell any held-to-maturity securities.

Allowance for Credit Losses on Available-for-Sale and Held-to-Maturity Securities

The FHLB evaluates available-for-sale and held-to-maturity investment securities for credit losses on a quarterly basis. The FHLB’s available-for-sale and held-to-maturity securities are U.S. Treasury obligations, GSE obligations, and MBS issued by Fannie Mae, Freddie Mac and Ginnie Mae that are backed by single-family or multi-family mortgage loans. The FHLB only purchases securities considered investment quality. At September 30, 2024 and December 31, 2023, all available-for-sale and held-to-maturity securities were rated single-A, or above, by an NRSRO, based on the lowest long-term credit rating for each security owned by the FHLB. The FHLB’s internal ratings of these securities may differ from those obtained from an NRSRO.

The FHLB evaluates individual available-for-sale securities for impairment by comparing the security’s fair value to its amortized cost. Impairment may exist when the fair value of the investment is less than its amortized cost (i.e., in an unrealized loss position). At September 30, 2024 and December 31, 2023, certain available-for-sale securities were in an unrealized loss position. These losses are considered temporary as the FHLB expects to recover the entire amortized cost basis on these available-for-sale investment securities and does not intend to sell these securities nor considers it more likely than not that it will be required to sell these securities before the anticipated recovery of each security's remaining amortized cost basis. Further, the FHLB has not experienced any payment defaults on the instruments at September 30, 2024 or December 31, 2023 and all of these securities are highly-rated. In the case of U.S. obligations, they carry an explicit government guarantee. In the case of GSE securities, they are purchased under the assumption that the issuers' obligation to pay principal and interest on those securities will be honored, taking into account their status as GSEs. As a result, no allowance for credit losses was recorded on these available-for-sale securities at September 30, 2024 and December 31, 2023.

The FHLB evaluates its held-to-maturity securities for impairment on a collective, or pooled basis, unless an individual assessment is deemed necessary because the securities do not possess similar risk characteristics. As of September 30, 2024 and December 31, 2023, the FHLB had not established an allowance for credit loss on any held-to-maturity securities because the securities: (1) were all highly-rated and/or had short remaining terms to maturity, (2) had not experienced, nor did the FHLB expect, any payment defaults on the instruments, (3) in the case of U.S. obligations, the securities carry an explicit government guarantee such that the FHLB considered the risk of nonpayment to be zero, and (4) in the case of GSE securities, they are purchased under an assumption that the issuers' obligation to pay principal and interest on those securities will be honored, taking into account their status as GSEs.

Note 4 - Advances

The following table presents Advance redemptions by contractual maturity, including index-amortizing Advances, which are presented according to their predetermined amortization schedules.

Table 4.1 - Advances by Redemption Term (dollars in thousands)

	September 30, 2024		December 31, 2023
Redemption Term	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Overdrawn demand deposit accounts	$159	4.78%	$458	5.54%
Due in 1 year or less	35,198,107	5.07	31,560,442	5.42
Due after 1 year through 2 years	24,320,338	5.06	10,707,268	5.18
Due after 2 years through 3 years	9,656,802	4.29	17,456,336	5.28
Due after 3 years through 4 years	4,601,662	4.13	4,668,018	3.90
Due after 4 years through 5 years	4,870,413	5.13	7,677,484	5.05
Thereafter	1,298,624	2.55	1,567,786	2.52
Total principal amount	79,946,105	4.88	73,637,792	5.15
Commitment fees	(67)		(81)
Discounts	(1,121)		(1,463)
Fair value hedging adjustments	226,781		(87,501)
Fair value option valuation adjustments and accrued interest	6,875		4,415
Total (1)	$80,178,573		$73,553,162
(1)Carrying values exclude accrued interest receivable of (in thousands) $355,198 and $366,930 at September 30, 2024 and December 31, 2023, respectively.

The FHLB offers certain fixed- and variable-rate Advances to members that may be prepaid on specified dates (call dates) without incurring prepayment or termination fees (callable Advances). Other Advances may only be prepaid subject to a prepayment fee paid to the FHLB that makes the FHLB financially indifferent to the prepayment of the Advance.

Table 4.2 - Advances by Redemption Term or Next Call Date (in thousands)

Redemption Term or Next Call Date	September 30, 2024	December 31, 2023
Overdrawn demand deposit accounts	$159	$458
Due in 1 year or less	42,708,578	34,560,442
Due after 1 year through 2 years	16,842,958	15,207,268
Due after 2 years through 3 years	9,657,378	9,988,956
Due after 3 years through 4 years	8,579,042	8,668,018
Due after 4 years through 5 years	859,366	3,644,864
Thereafter	1,298,624	1,567,786
Total principal amount	$79,946,105	$73,637,792

The FHLB also offers putable Advances. With a putable Advance, the FHLB effectively purchases put options from the member that allows the FHLB to terminate the Advance at predetermined dates. The FHLB normally would exercise its put option when interest rates increase relative to contractual rates.

Table 4.3 - Advances by Redemption Term or Next Put Date for Putable Advances (in thousands)

Redemption Term or Next Put Date	September 30, 2024	December 31, 2023
Overdrawn demand deposit accounts	$159	$458
Due in 1 year or less	35,718,107	31,985,442
Due after 1 year through 2 years	24,340,338	10,772,268
Due after 2 years through 3 years	9,621,802	17,471,336
Due after 3 years through 4 years	4,526,662	4,668,018
Due after 4 years through 5 years	4,835,413	7,577,484
Thereafter	903,624	1,162,786
Total principal amount	$79,946,105	$73,637,792

Table 4.4 - Advances by Interest Rate Payment Terms (in thousands)

	September 30, 2024	December 31, 2023
Total fixed-rate (1)	$47,693,931	$42,114,739
Total variable-rate (1)	32,252,174	31,523,053
Total principal amount	$79,946,105	$73,637,792
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

The FHLB considers each borrower's ability to repay, payment status, as well as the types and levels of collateral to be the primary indicators of credit quality for its credit products. At September 30, 2024 and December 31, 2023, the FHLB did not have any Advances that were past due, in non-accrual status or considered impaired. In addition, there were no modifications of Advances with borrowers experiencing financial difficulty during the nine months ended September 30, 2024 or 2023. At September 30, 2024 and December 31, 2023, the FHLB had rights to collateral on a member-by-member basis with an estimated value in excess of its outstanding extensions of credit.

Based upon the collateral held as security, its credit extension and collateral policies and the repayment history on Advances, the FHLB did not expect any credit losses on Advances as of September 30, 2024 and, therefore, no allowance for credit losses on Advances was recorded. For the same reasons, the FHLB did not record any allowance for credit losses on Advances at December 31, 2023.

Advance Concentrations

Table 4.5 - Borrowers Holding Five Percent or more of Total Advances, Including Any Known Affiliates that are Members of the FHLB (dollars in millions)

September 30, 2024			December 31, 2023
	Principal	% of Total Principal Amount of Advances		Principal	% of Total Principal Amount of Advances
U.S. Bank, N.A.	$19,500	24%	JPMorgan Chase Bank, N.A.	$14,000	19%
JPMorgan Chase Bank, N.A.	14,000	18	U.S. Bank, N.A.	10,000	14
Keybank, N.A.	4,832	6	Keybank, N.A.	9,836	13
Third Federal Savings and Loan Association	4,771	6	Third Federal Savings and Loan Association	5,008	7
The Huntington National Bank	4,501	6	Fifth Third Bank	4,001	5
Total	$47,604	60%	Total	$42,845	58%

Note 5 - Mortgage Loans

Total mortgage loans held for portfolio represent residential mortgage loans under the Mortgage Purchase Program (MPP) that the FHLB's members originate, credit enhance, and then sell to the FHLB. The FHLB does not service any of these loans.

Table 5.1 - Mortgage Loans Held for Portfolio (in thousands)

	September 30, 2024	December 31, 2023
Fixed rate medium-term single-family mortgage loans (1)	$492,150	$462,554
Fixed rate long-term single-family mortgage loans (2)	6,544,733	6,497,563
Total unpaid principal balance	7,036,883	6,960,117
Premiums	150,033	146,380
Discounts	(3,794)	(3,200)
Hedging basis adjustments (3)	5,455	5,353
Total mortgage loans held for portfolio (4)	7,188,577	7,108,650
Allowance for credit losses on mortgage loans	(331)	(316)
Mortgage loans held for portfolio, net	$7,188,246	$7,108,334
(1)Medium-term is defined as an original term of 15 years or less.
(2)Long-term is defined as an original term of greater than 15 years up to 30 years.
(3)Represents the unamortized balance of the mortgage purchase commitments' market values at the time of settlement. The market value of the commitment is included in the basis of the mortgage loan and amortized accordingly.
(4)Excludes accrued interest receivable of (in thousands) $24,877 and $23,193 at September 30, 2024 and December 31, 2023, respectively.

Table 5.2 - Mortgage Loans Held for Portfolio by Collateral/Guarantee Type (in thousands)

	September 30, 2024	December 31, 2023
Conventional mortgage loans	$6,950,657	$6,863,020
Federal Housing Administration (FHA) mortgage loans	86,226	97,097
Total unpaid principal balance	$7,036,883	$6,960,117

Table 5.3 - Members, Including Any Known Affiliates that are Members of the FHLB, and Former Members Selling Five Percent or more of Total Unpaid Principal (dollars in millions)

	September 30, 2024			December 31, 2023
	Principal	% of Total		Principal	% of Total
Union Savings Bank	$1,481	21%	Union Savings Bank	$1,513	22%
FirstBank	694	10	FirstBank	725	10
LCNB National Bank	444	6	Guardian Savings Bank FSB	405	6
Guardian Savings Bank FSB	396	6	The Huntington National Bank	404	6
The Huntington National Bank	392	6

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

Table 5.4 - Changes in the LRA (in thousands)

Nine Months Ended
September 30, 2024
LRA at beginning of year	$239,051
Additions	12,317
Claims	(30)
Scheduled distributions	(12,198)
LRA at end of period	$239,140

Payment Status of Mortgage Loans. The key credit quality indicator for conventional mortgage loans is payment status, which allows the FHLB to monitor borrower performance. Past due loans are those where the borrower has failed to make a full payment of principal and interest within one month of its due date. Table 5.5 presents the payment status of conventional mortgage loans.

Table 5.5 - Credit Quality Indicator of Conventional Mortgage Loans (in thousands)

	September 30, 2024
	Origination Year
Payment status, at amortized cost:	Prior to 2020	2020 to September 30, 2024	Total
Past due 30-59 days	$13,260	$15,503	$28,763
Past due 60-89 days	3,299	2,299	5,598
Past due 90 days or more	6,843	1,894	8,737
Total past due mortgage loans	23,402	19,696	43,098
Current mortgage loans	2,887,620	4,171,058	7,058,678
Total conventional mortgage loans	$2,911,022	$4,190,754	$7,101,776

	December 31, 2023
	Origination Year
Payment status, at amortized cost:	Prior to 2019	2019 to 2023	Total
Past due 30-59 days	$15,870	$13,220	$29,090
Past due 60-89 days	2,989	821	3,810
Past due 90 days or more	7,379	2,568	9,947
Total past due mortgage loans	26,238	16,609	42,847
Current mortgage loans	2,316,368	4,651,660	6,968,028
Total conventional mortgage loans	$2,342,606	$4,668,269	$7,010,875

Other delinquency statistics include loans in process of foreclosure, serious delinquency rates, loans past due 90 days or more and still accruing interest, and non-accrual loans. Table 5.6 presents other delinquency statistics of mortgage loans.

Table 5.6 - Other Delinquency Statistics (dollars in thousands)

	September 30, 2024
Amortized Cost:	Conventional MPP Loans	FHA Loans	Total
In process of foreclosure (1)	$3,447	$141	$3,588
Serious delinquency rate (2)	0.12%	0.60%	0.13%
Past due 90 days or more still accruing interest (3)	$8,037	$517	$8,554
Loans on non-accrual status (4)	$1,423	$—	$1,423

	December 31, 2023
Amortized Cost:	Conventional MPP Loans	FHA Loans	Total
In process of foreclosure (1)	$5,826	$134	$5,960
Serious delinquency rate (2)	0.14%	0.98%	0.16%
Past due 90 days or more still accruing interest (3)	$9,383	$959	$10,342
Loans on non-accrual status (4)	$1,294	$—	$1,294
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
(4)At September 30, 2024 and December 31, 2023, (in thousands) $1,016 and $1,162, respectively, of conventional MPP loans on non-accrual status do not have a related allowance because these loans were either previously charged off to their expected recoverable value and/or the fair value of the underlying collateral, including any credit enhancements, is greater than the amortized cost of the loans.

The FHLB did not have any real estate owned at September 30, 2024 or December 31, 2023.

Mortgage Loan Modifications. Under certain circumstances, the FHLB offers loan modifications within its MPP. Most commonly, loan modifications consist of capitalization of any past due interest with a corresponding increase in unpaid principal and a recast of the monthly principal and interest payment. Less frequently, loan modifications may include interest rate reductions, term extensions, balloon payments, or a combination of these types. The amortized cost basis of mortgage loans modified with borrowers experiencing financial difficulty during the three months ended September 30, 2024 and 2023 was (in thousands) $600 and $745, respectively, and during the nine months ended September 30, 2024 and 2023 was (in thousands) $1,960 and $3,594, respectively. The financial effect of the modifications was not material to the FHLB’s financial condition or results of operations.

Allowance for Credit Losses. At September 30, 2024 and December 31, 2023 the FHLB's allowance for credit losses on its conventional mortgage loans held for portfolio was (in thousands) $331 and $316, respectively. For additional information on the FHLB's methodology to determine current expected credit losses, see Note 6 - Mortgage Loans in the FHLB's 2023 Annual Report on Form 10-K.

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

Table 6.1 - Fair Value of Derivative Instruments (in thousands)

	September 30, 2024
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as fair value hedging instruments:
Interest rate swaps	$44,661,895	$74,471	$17,160
Derivatives not designated as hedging instruments:
Interest rate swaps	16,005,020	46,600	19,225
Interest rate swaptions	350,000	3,776	—
Mortgage delivery commitments	37,355	72	76
Total derivatives not designated as hedging instruments	16,392,375	50,448	19,301
Total derivatives before adjustments	$61,054,270	124,919	36,461
Netting adjustments and cash collateral (1)		13,548	(34,822)
Total derivative assets and total derivative liabilities		$138,467	$1,639

	December 31, 2023
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as fair value hedging instruments:
Interest rate swaps	$41,383,192	$9,352	$34,302
Derivatives not designated as hedging instruments:
Interest rate swaps	36,585,870	141,676	23,465
Interest rate swaptions	425,000	2,748	—
Mortgage delivery commitments	100,924	1,202	6
Total derivatives not designated as hedging instruments	37,111,794	145,626	23,471
Total derivatives before adjustments	$78,494,986	154,978	57,773
Netting adjustments and cash collateral (1)		(52,987)	(47,942)
Total derivative assets and total derivative liabilities		$101,991	$9,831

(1)Amounts represent the application of the netting requirements that allow the FHLB to settle positive and negative positions, and also cash collateral, including accrued interest, held or placed by the FHLB with the same clearing agent and/or counterparty. Cash collateral posted, including accrued interest, was (in thousands) $77,846 and $98,438 at September 30, 2024 and December 31, 2023, respectively. Cash collateral received, including accrued interest, was (in thousands) $29,476 and $103,483 at September 30, 2024 and December 31, 2023, respectively.

Table 6.2 presents the impact of qualifying fair value hedging relationships on net interest income as well as the total interest income (expense) by product.

Table 6.2 - Impact of Fair Value Hedging Relationships on Net Interest Income (in thousands)

	Three Months Ended September 30, 2024
	Advances	Available-for-Sale Securities	Consolidated Bonds
Total interest income (expense) recorded in the Statements of Income	$1,099,084	$142,007	$(1,304,683)
Impact of Fair Value Hedging Relationships
Interest rate swaps:
Net interest settlements	$113,033	$87,959	$(7,291)
Gain (loss) on derivatives	(620,482)	(380,738)	35,828
Gain (loss) on hedged items	620,779	384,762	(35,758)
Price alignment amount (1)	(1,912)	(8,670)	(75)
Effect on net interest income	$111,418	$83,313	$(7,296)

	Three Months Ended September 30, 2023
	Advances	Available-for-Sale Securities	Consolidated Bonds
Total interest income (expense) recorded in the Statements of Income	$1,057,139	$139,444	$(1,033,895)
Impact of Fair Value Hedging Relationships
Interest rate swaps:
Net interest settlements	$96,145	$95,929	$(8,152)
Gain (loss) on derivatives	127,167	207,130	2,396
Gain (loss) on hedged items	(127,317)	(206,195)	(2,644)
Price alignment amount (1)	(7,407)	(15,842)	93
Effect on net interest income	$88,588	$81,022	$(8,307)

	Nine Months Ended September 30, 2024
	Advances	Available-for-Sale Securities	Consolidated Bonds
Total interest income (expense) recorded in the Statements of Income	$3,235,711	$415,982	$(3,680,636)
Impact of Fair Value Hedging Relationships
Interest rate swaps:
Net interest settlements	$326,416	$272,861	$(24,320)
Gain (loss) on derivatives	(314,268)	(219,557)	18,528
Gain (loss) on hedged items	314,266	224,329	(18,497)
Price alignment amount (1)	(13,551)	(35,509)	32
Effect on net interest income	$312,863	$242,124	$(24,257)

	Nine Months Ended September 30, 2023
	Advances	Available-for-Sale Securities	Consolidated Bonds
Total interest income (expense) recorded in the Statements of Income	$3,393,005	$375,881	$(2,762,029)
Impact of Fair Value Hedging Relationships
Interest rate swaps:
Net interest settlements	$238,028	$251,625	$(24,075)
Gain (loss) on derivatives	229,033	217,040	8,249
Gain (loss) on hedged items	(229,434)	(214,052)	(8,224)
Price alignment amount (1)	(16,212)	(37,411)	380
Effect on net interest income	$221,415	$217,202	$(23,670)
(1)    This amount is for derivatives for which variation margin is characterized as a daily settled contract.

Table 6.3 presents the cumulative basis adjustments on hedged items designated as fair value hedges and the related amortized cost of the hedged items.

Table 6.3 - Cumulative Basis Adjustments for Fair Value Hedges (in thousands)

	September 30, 2024
	Advances	Available-for-Sale Securities	Consolidated Bonds
Amortized cost of hedged asset or liability (1)	$33,060,550	$9,202,252	$2,155,937
Fair value hedging adjustments
Basis adjustments for active hedging relationships included in amortized cost	$226,414	$(485,057)	$16,263
Basis adjustments for discontinued hedging relationships included in amortized cost	367	10,284	—
Total amount of fair value hedging basis adjustments	$226,781	$(474,773)	$16,263

	December 31, 2023
	Advances	Available-for-Sale Securities	Consolidated Bonds
Amortized cost of hedged asset or liability (1)	$28,017,560	$10,222,924	$2,271,192
Fair value hedging adjustments
Basis adjustments for active hedging relationships included in amortized cost	$(88,047)	$(775,129)	$(2,234)
Basis adjustments for discontinued hedging relationships included in amortized cost	546	16,064	—
Total amount of fair value hedging basis adjustments	$(87,501)	$(759,065)	$(2,234)
(1)     Includes only the portion of amortized cost representing the hedged items in active or discontinued fair value hedging relationships. Amortized cost includes fair value hedging adjustments.

Table 6.4 presents net gains (losses) recorded in non-interest income (loss) on derivatives not designated as hedging instruments.

Table 6.4 - Net Gains (Losses) Recorded in Non-interest Income (Loss) on Derivatives Not Designated as Hedging Instruments (in thousands)

	Three Months Ended September 30,
	2024	2023
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	$(85,878)	$43,437
Interest rate swaptions	(1,253)	6,930
Net interest settlements	6,722	850
Mortgage delivery commitments	802	(1,500)
Total net gains (losses) related to derivatives not designated as hedging instruments	(79,607)	49,717
Price alignment amount (1)	(598)	(1,745)
Net gains (losses) on derivatives	$(80,205)	$47,972

	Nine Months Ended September 30,
	2024	2023
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	$(66,122)	$48,421
Interest rate swaptions	(554)	1,903
Net interest settlements	19,200	(9,091)
Mortgage delivery commitments	(393)	(1,573)
Total net gains (losses) related to derivatives not designated as hedging instruments	(47,869)	39,660
Price alignment amount (1)	(3,947)	(3,967)
Net gains (losses) on derivatives	$(51,816)	$35,693
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

For cleared derivatives, the Clearinghouse determines initial margin requirements and generally credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including, but not limited to, credit rating downgrades. At September 30, 2024, the FHLB was not required to post additional initial margin by its clearing agents based on credit considerations.

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

Table 6.5 - Offsetting of Derivative Assets and Derivative Liabilities (in thousands)

	September 30, 2024
	Derivative Instruments Meeting Netting Requirements				Non-cash Collateral Not Offset
	Gross Recognized Amount	Gross Amount of Netting Adjustments and Cash Collateral	Derivative Instruments Not Meeting Netting Requirements (1)	Total Derivative Assets and Total Derivative Liabilities	Can Be Sold or Repledged	Net Amount (2)
Derivative Assets:
Uncleared	$48,392	$(45,462)	$72	$3,002	$—	$3,002
Cleared	76,455	59,010	—	135,465	—	135,465
Total				$138,467		$138,467
Derivative Liabilities:
Uncleared	$32,596	$(31,033)	$76	$1,639	$—	$1,639
Cleared	3,789	(3,789)	—	—	—	—
Total				$1,639		$1,639

	December 31, 2023
	Derivative Instruments Meeting Netting Requirements				Non-cash Collateral Not Offset
	Gross Recognized Amount	Gross Amount of Netting Adjustments and Cash Collateral	Derivative Instruments Not Meeting Netting Requirements (1)	Total Derivative Assets and Total Derivative Liabilities	Can Be Sold or Repledged	Net Amount (2)
Derivative Assets:
Uncleared	$149,580	$(139,559)	$1,202	$11,223	$—	$11,223
Cleared	4,196	86,572	—	90,768	—	90,768
Total				$101,991		$101,991
Derivative Liabilities:
Uncleared	$42,910	$(42,320)	$6	$596	$—	$596
Cleared	14,857	(5,622)	—	9,235	9,235	—
Total				$9,831		$596
(1)    Includes mortgage delivery commitments that are not subject to an enforceable netting agreement.
(2)    Any over-collateralization at the individual clearing agent and/or counterparty level is not included in the determination of the net amount. At September 30, 2024 and December 31, 2023, the FHLB had additional net credit exposure of (in thousands) $852,788 and $810,559, respectively, due to instances where the FHLB's non-cash collateral to a counterparty exceeded the FHLB's net derivative position.

Note 7 - Consolidated Obligations

Consolidated Obligations consist of Consolidated Bonds and Discount Notes. The 11 FHLBanks have joint and several liability for the par amount of all of the Consolidated Obligations issued on their behalves. The par amount of the outstanding Consolidated Obligations for all of the FHLBanks was (in billions) $1,172.8 and $1,204.3 at September 30, 2024 and December 31, 2023, respectively.

Table 7.1 - Consolidated Discount Notes Outstanding (dollars in thousands)

	Carrying Value	Principal Amount	Weighted Average Interest Rate (1)
September 30, 2024	$16,182,559	$16,286,858	4.91%
December 31, 2023	$23,690,526	$23,837,675	5.22%
(1)Represents an implied rate without consideration of concessions.

Table 7.2 - Consolidated Bonds Outstanding by Original Contractual Maturity (dollars in thousands)

	September 30, 2024		December 31, 2023
Year of Original Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$67,675,230	4.76%	$59,008,905	5.30%
Due after 1 year through 2 years	25,028,500	4.78	23,809,000	5.09
Due after 2 years through 3 years	2,676,300	3.17	2,111,000	3.49
Due after 3 years through 4 years	1,144,500	3.24	1,604,500	1.96
Due after 4 years through 5 years	1,266,000	3.63	1,536,500	3.45
Thereafter	4,574,140	3.86	3,502,140	3.42
Total principal amount	102,364,670	4.65	91,572,045	5.04
Premiums	46,059		37,559
Discounts	(29,917)		(27,194)
Fair value hedging adjustments	16,263		(2,234)
Fair value option valuation adjustment and accrued interest	48,039		176,254
Total	$102,445,114		$91,756,430

Table 7.3 - Consolidated Bonds Outstanding by Call Features (in thousands)

	September 30, 2024	December 31, 2023
Principal Amount of Consolidated Bonds:
Non-callable	$70,760,870	$63,921,045
Callable	31,603,800	27,651,000
Total principal amount	$102,364,670	$91,572,045

Table 7.4 - Consolidated Bonds Outstanding by Original Contractual Maturity or Next Call Date (in thousands)

Year of Original Contractual Maturity or Next Call Date	September 30, 2024	December 31, 2023
Due in 1 year or less	$89,869,730	$69,410,905
Due after 1 year through 2 years	5,531,800	16,402,000
Due after 2 years through 3 years	1,515,500	1,648,000
Due after 3 years through 4 years	881,500	326,500
Due after 4 years through 5 years	986,000	1,081,500
Thereafter	3,580,140	2,703,140
Total principal amount	$102,364,670	$91,572,045

Table 7.5 - Consolidated Bonds by Interest-rate Payment Type (in thousands)

	September 30, 2024	December 31, 2023
Principal Amount of Consolidated Bonds:
Fixed-rate	$22,435,170	$33,686,045
Variable-rate	79,929,500	57,886,000
Total principal amount	$102,364,670	$91,572,045

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

Table 8.1 - Rollforward of the AHP Liability (in thousands)

Balance at December 31, 2023	$139,807
Assessments (current year additions)	50,588
Voluntary contribution	20,024
Subsidy uses, net of recaptured amounts	(45,840)
Balance at September 30, 2024	$164,579

Note 9 - Capital

Table 9.1 - Capital Requirements (dollars in thousands)

	September 30, 2024		December 31, 2023
	Minimum Requirement	Actual	Minimum Requirement	Actual
Risk-based capital	$1,418,124	$6,687,145	$1,373,464	$6,521,334
Capital-to-assets ratio (regulatory)	4.00%	5.23%	4.00%	5.26%
Regulatory capital	$5,113,096	$6,687,145	$4,959,830	$6,521,334
Leverage capital-to-assets ratio (regulatory)	5.00%	7.85%	5.00%	7.89%
Leverage capital	$6,391,370	$10,030,718	$6,199,787	$9,782,001

Restricted Retained Earnings. At September 30, 2024 and December 31, 2023 the FHLB had (in thousands) $784,516 and $693,682, respectively, in restricted retained earnings. These restricted retained earnings are not available to pay dividends but are available to absorb unexpected losses, if any, that an FHLBank may experience.

Table 9.2 - Rollforward of Mandatorily Redeemable Capital Stock (in thousands)

Balance, December 31, 2023	$17,314
Capital stock subject to mandatory redemption reclassified from equity	7,563
Repurchase/redemption of mandatorily redeemable capital stock	(9,601)
Balance, September 30, 2024	$15,276

Table 9.3 - Mandatorily Redeemable Capital Stock by Contractual Year of Redemption (in thousands)

Contractual Year of Redemption	September 30, 2024	December 31, 2023
Year 1	$8	$9
Year 2	43	—
Year 3	6,954	4,915
Year 4	1,480	2,963
Year 5	831	2,865
Past contractual redemption date due to remaining activity (1)	5,960	6,562
Total	$15,276	$17,314
(1)Represents mandatorily redeemable capital stock that is past the end of the contractual redemption period because there is activity outstanding to which the mandatorily redeemable capital stock relates.

Note 10 - Accumulated Other Comprehensive Income (Loss)

The following tables summarize the changes in accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2024 and 2023.

Table 10.1 - Accumulated Other Comprehensive Income (Loss) (in thousands)

	Net unrealized gains (losses) on available-for-sale securities	Pension and postretirement benefits	Total accumulated other comprehensive income (loss)
BALANCE, JUNE 30, 2023	$(33,364)	$(810)	$(34,174)
Other comprehensive income before reclassification:
Net unrealized gains (losses)	(16,122)	—	(16,122)
Reclassifications from other comprehensive income (loss) to net income:
Amortization - pension and postretirement benefits (1)	—	(98)	(98)
Net current period other comprehensive income (loss)	(16,122)	(98)	(16,220)
BALANCE, SEPTEMBER 30, 2023	$(49,486)	$(908)	$(50,394)

BALANCE, JUNE 30, 2024	$(23,717)	$(1,422)	$(25,139)
Other comprehensive income before reclassification:
Net unrealized gains (losses)	(25,006)	—	(25,006)
Reclassifications from other comprehensive income (loss) to net income:
Net realized (gains) losses from sale of available-for-sale securities	157	—	157
Amortization - pension and postretirement benefits (1)	—	(91)	(91)
Net current period other comprehensive income (loss)	(24,849)	(91)	(24,940)
BALANCE, SEPTEMBER 30, 2024	$(48,566)	$(1,513)	$(50,079)

	Net unrealized gains (losses) on available-for-sale securities	Pension and postretirement benefits	Total accumulated other comprehensive income (loss)
BALANCE, DECEMBER 31, 2022	$(48,726)	$(614)	$(49,340)
Other comprehensive income before reclassification:
Net unrealized gains (losses)	(760)	—	(760)
Reclassifications from other comprehensive income (loss) to net income:
Amortization - pension and postretirement benefits (1)	—	(294)	(294)
Net current period other comprehensive income (loss)	(760)	(294)	(1,054)
BALANCE, SEPTEMBER 30, 2023	$(49,486)	$(908)	$(50,394)

BALANCE, DECEMBER 31, 2023	$(75,997)	$(1,340)	$(77,337)
Other comprehensive income before reclassification:
Net unrealized gains (losses)	28,699	—	28,699
Reclassifications from other comprehensive income (loss) to net income:
Net realized (gains) losses from sale of available-for-sale securities	(1,268)	—	(1,268)
Amortization - pension and postretirement benefits (1)	—	(173)	(173)
Net current period other comprehensive income (loss)	27,431	(173)	27,258
BALANCE, SEPTEMBER 30, 2024	$(48,566)	$(1,513)	$(50,079)
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

Table 11.1 - Financial Performance by Operating Segment (in thousands)

	Three Months Ended September 30,
	Traditional Member Finance	MPP	Total
2024
Net interest income (loss)	$184,516	$24,209	$208,725
Non-interest income (loss)	9,327	(452)	8,875
Non-interest expense	31,586	3,670	35,256
Income (loss) before assessments	162,257	20,087	182,344
Affordable Housing Program assessments	16,261	2,009	18,270
Net income (loss)	$145,996	$18,078	$164,074
2023
Net interest income (loss)	$186,434	$35,714	$222,148
Non-interest income (loss)	(11,162)	5,431	(5,731)
Non-interest expense	25,063	2,675	27,738
Income (loss) before assessments	150,209	38,470	188,679
Affordable Housing Program assessments	15,132	3,847	18,979
Net income (loss)	$135,077	$34,623	$169,700

	Nine Months Ended September 30,
	Traditional Member Finance	MPP	Total
2024
Net interest income (loss)	$538,669	$71,690	$610,359
Non-interest income (loss)	21,991	(948)	21,043
Non-interest expense	113,900	12,741	126,641
Income (loss) before assessments	446,760	58,001	504,761
Affordable Housing Program assessments	44,788	5,800	50,588
Net income (loss)	$401,972	$52,201	$454,173
2023
Net interest income (loss)	$544,411	$104,578	$648,989
Non-interest income (loss)	20,479	331	20,810
Non-interest expense	87,582	10,111	97,693
Income (loss) before assessments	477,308	94,798	572,106
Affordable Housing Program assessments	47,965	9,480	57,445
Net income (loss)	$429,343	$85,318	$514,661

Table 11.2 - Asset Balances by Operating Segment (in thousands)

	Assets
	Traditional Member Finance	MPP	Total
September 30, 2024	$120,206,377	$7,621,026	$127,827,403
December 31, 2023	116,828,245	7,167,493	123,995,738

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

The FHLB reviews the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain financial assets or liabilities. The FHLB did not have any transfers of assets or liabilities into or out of Level 3 of the fair value hierarchy during the nine months ended September 30, 2024 or 2023.

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

Table 12.1 - Fair Value Summary (in thousands)

	September 30, 2024
		Fair Value
Financial Instruments	Carrying Value (1)	Total	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral (2)
Assets:
Cash and due from banks	$23,110	$23,110	$23,110	$—	$—	$—
Interest-bearing deposits	2,380,216	2,380,216	—	2,380,216	—	—
Securities purchased under agreements to resell	1,760,330	1,760,332	—	1,760,332	—	—
Federal funds sold	7,800,000	7,800,000	—	7,800,000	—	—
Trading securities	2,818,916	2,818,916	—	2,818,916	—	—
Available-for-sale securities	9,181,986	9,181,986	—	9,181,986	—	—
Held-to-maturity securities	15,808,838	15,646,859	—	15,646,859	—	—
Advances (3)	80,178,573	80,302,978	—	80,302,978	—	—
Mortgage loans held for portfolio	7,188,246	6,619,963	—	6,611,387	8,576	—
Accrued interest receivable	517,137	517,137	—	517,137	—	—
Derivative assets	138,467	138,467	—	124,919	—	13,548
Liabilities:
Deposits	1,184,041	1,184,385	—	1,184,385	—	—
Consolidated Obligations:
Discount Notes (4)	16,182,559	16,185,225	—	16,185,225	—	—
Bonds (5)	102,445,114	102,126,865	—	102,126,865	—	—
Mandatorily redeemable capital stock	15,276	15,276	15,276	—	—	—
Accrued interest payable	639,520	639,520	—	639,520	—	—
Derivative liabilities	1,639	1,639	—	36,461	—	(34,822)
(1)For certain financial instruments, the amounts represent net carrying value, which include an allowance for credit losses.
(2)Amounts represent the application of the netting requirements that allow the FHLB to settle positive and negative positions and also cash collateral and related accrued interest held or placed by the FHLB with the same counterparty.
(3)Includes (in thousands) $276,966 of Advances recorded under the fair value option at September 30, 2024.
(4)Includes (in thousands) $4,342,390 of Consolidated Obligation Discount Notes recorded under the fair value option at September 30, 2024.
(5)Includes (in thousands) $8,693,539 of Consolidated Obligation Bonds recorded under the fair value option at September 30, 2024.

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

Summary of Valuation Methodologies and Primary Inputs.

The valuation methodologies and primary inputs used to develop the measurement of fair value for assets and liabilities that are measured at fair value on a recurring or nonrecurring basis in the Statements of Condition are disclosed in Note 15 - Fair Value Disclosures in the FHLB's 2023 Annual Report on Form 10-K. There have been no significant changes in the valuation methodologies during the nine months ended September 30, 2024.

Fair Value Measurements.

Table 12.2 presents the fair value of financial assets and liabilities that are recorded on a recurring basis at September 30, 2024 and December 31, 2023, by level within the fair value hierarchy.

Table 12.2 - Fair Value Measurements (in thousands)

	Fair Value Measurements at September 30, 2024
	Total	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral (1)
Recurring fair value measurements - Assets
Trading securities:
U.S. Treasury obligations	$1,303,136	$—	$1,303,136	$—	$—
GSE obligations	1,515,772	—	1,515,772	—	—
U.S. obligation single-family MBS	8	—	8	—	—
Total trading securities	2,818,916	—	2,818,916	—	—
Available-for-sale securities:
U.S. Treasury obligations	5,600,009	—	5,600,009	—	—
GSE obligations	122,061	—	122,061	—	—
GSE multi-family MBS	3,459,916	—	3,459,916	—	—
Total available-for-sale securities	9,181,986	—	9,181,986	—	—
Advances	276,966	—	276,966	—	—
Derivative assets:
Interest rate related	138,395	—	124,847	—	13,548
Mortgage delivery commitments	72	—	72	—	—
Total derivative assets	138,467	—	124,919	—	13,548
Total assets at fair value	$12,416,335	$—	$12,402,787	$—	$13,548

Recurring fair value measurements - Liabilities
Consolidated Obligations:
Discount Notes	$4,342,390	$—	$4,342,390	$—	$—
Bonds	8,693,539	—	8,693,539	—	—
Total Consolidated Obligations	13,035,929	—	13,035,929	—	—
Derivative liabilities:
Interest rate related	1,563	—	36,385	—	(34,822)
Mortgage delivery commitments	76	—	76	—	—
Total derivative liabilities	1,639	—	36,461	—	(34,822)
Total liabilities at fair value	$13,037,568	$—	$13,072,390	$—	$(34,822)
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

Table 12.3 presents net gains (losses) recognized in earnings related to financial assets and liabilities in which the fair value option was elected during the three and nine months ended September 30, 2024 and 2023.

Table 12.3 – Fair Value Option - Financial Assets and Liabilities (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
Net Gains (Losses) from Changes in Fair Value Recognized in Earnings	2024	2023	2024	2023
Advances	$7,079	$(1,637)	$2,254	$(3,172)
Consolidated Discount Notes	(4,994)	(5,231)	(29)	(5,565)
Consolidated Bonds	(17,595)	(17,235)	(25,590)	10,257
Total net gains (losses)	$(15,510)	$(24,103)	$(23,365)	$1,520

For instruments recorded under the fair value option, the related contractual interest income, contractual interest expense and the discount amortization on Discount Notes are recorded as part of net interest income on the Statements of Income. The remaining changes in fair value for instruments in which the fair value option has been elected are recorded as “Net gains (losses) on financial instruments held under fair value option” in the Statements of Income, except for changes in fair value related to instrument specific credit risk, which are recorded in accumulated other comprehensive income (loss) in the Statements of Condition. The FHLB has determined that none of the remaining changes in fair value were related to instrument-specific credit risk for the nine months ended September 30, 2024 or 2023. In determining that there has been no change in instrument-specific credit risk period to period, the FHLB primarily considered the following factors:

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

Table 12.4 – Aggregate Unpaid Balance and Aggregate Fair Value (in thousands)

	September 30, 2024			December 31, 2023
	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Aggregate Fair Value Over/(Under) Aggregate Unpaid Principal Balance	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Aggregate Fair Value Over/(Under) Aggregate Unpaid Principal Balance
Advances	$270,091	$276,966	$6,875	$209,620	$214,035	$4,415
Consolidated Discount Notes	4,387,665	4,342,390	(45,275)	14,193,486	14,085,003	(108,483)
Consolidated Bonds	8,645,500	8,693,539	48,039	20,481,000	20,657,254	176,254

Note 13- Commitments and Contingencies

Off-Balance Sheet Commitments. Table 13.1 represents off-balance sheet commitments at September 30, 2024 and December 31, 2023. The FHLB has deemed it unnecessary to record any liabilities for credit losses on these commitments at September 30, 2024 and December 31, 2023, based on its credit extension and collateral policies.

Table 13.1 - Off-Balance Sheet Commitments (in thousands)

	September 30, 2024			December 31, 2023
Notional Amount	Expire within one year	Expire after one year	Total	Expire within one year	Expire after one year	Total
Letters of Credit	$47,195,815	$547,706	$47,743,521	$46,707,728	$389,930	$47,097,658
Commitments to purchase mortgage loans	37,355	—	37,355	100,924	—	100,924
Unsettled Consolidated Discount Notes, principal amount (1)	4,900	—	4,900	—	—	—
(1)Expiration is based on settlement period rather than underlying contractual maturity of Consolidated Obligations.

The carrying value of guarantees related to Letters of Credit are recorded in other liabilities and were (in thousands) $11,878 and $11,775 at September 30, 2024 and December 31, 2023.

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

Note 14 - Transactions with Other FHLBanks

The FHLB notes transactions with other FHLBanks on the face of its financial statements. Occasionally, the FHLB loans short-term funds to and borrows short-term funds from other FHLBanks. These loans and borrowings are transacted at current market rates when traded. There were no such loans or borrowings outstanding at September 30, 2024 or December 31, 2023. The following table details the average daily balance of lending and borrowing between the FHLB and other FHLBanks for the nine months ended September 30, 2024 and 2023.

Table 14.1 - Lending and Borrowing Between the FHLB and Other FHLBanks (in thousands)

	Average Daily Balances for the Nine Months Ended September 30,
	2024	2023
Loans to other FHLBanks	$5,493	$29,121
Borrowings from other FHLBanks	18	37

In addition, from time to time, one FHLBank may transfer to another FHLBank the Consolidated Obligations (at current market rates on the day when the transfer is traded) for which the transferring FHLBank was originally the primary obligor but upon transfer the assuming FHLBank becomes the primary obligor. There were no Consolidated Obligations transferred to the FHLB during the nine months ended September 30, 2024. During the nine months ended September 30, 2023, the par amount of the liability on Consolidated Obligations transferred to the FHLB totaled (in thousands) $250,000. During the nine months ended September 30, 2024 the FHLB transferred Consolidated Obligations with a par amount of (in thousands) $1,000 to another FHLBank. The gain on this transfer during the nine months ended September 30, 2024 was not material. There were no Consolidated Obligations transferred to another FHLBank during the nine months ended September 30, 2023.

Note 15 - Transactions with Stockholders

As a cooperative, the FHLB's capital stock is owned by its members, by former members that retain the stock as provided in the FHLB's Capital Plan and by nonmember institutions that have acquired members and must retain the stock to support Advances or other capital-requiring activities with the FHLB. All Advances were issued to members and all mortgage loans held for portfolio were purchased from members during the nine months ended September 30, 2024 and 2023. The FHLB also maintains demand deposit accounts for members, primarily to facilitate settlement activities that are directly related to Advances and mortgage loan purchases. Additionally, the FHLB may enter into interest rate swaps with its stockholders. The FHLB may not invest in any equity securities issued by its stockholders. At September 30, 2024 and December 31, 2023, the FHLB did not own any MBS securitized by, or other direct long-term investments issued by its stockholders.

For financial statement purposes, the FHLB defines related parties as those members with more than 10 percent of the voting interests of the FHLB capital stock outstanding. Given statutory limitations, no member owned more than 10 percent of the voting interests of the FHLB at September 30, 2024 or December 31, 2023. Specifically, federal statute prescribes the voting rights of members in the election of both Member and Independent directors. For Member directorships, the Finance Agency designates the number of Member directorships in a given year and an eligible voting member may vote only for candidates seeking election in its respective state. For Independent directors, the FHLB's Board of Directors nominates candidates to be placed on the ballot in an at-large election. For both Member and Independent director elections, a member is entitled to vote one share of required capital stock, subject to a statutory limitation, for each applicable directorship. Under this limitation, the total number of votes that a member may cast is limited to the average number of shares of the FHLB's capital stock that were required to be held by all members in that state as of the record date for voting. Nonmember stockholders are not eligible to vote in director elections.

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

Transactions with Directors' Financial Institutions. In the ordinary course of its business, the FHLB provides products and services to members whose officers or directors serve as directors of the FHLB (Directors' Financial Institutions). Finance Agency regulations require that transactions with Directors' Financial Institutions be made on the same terms as those with any other member. The following table reflects balances with Directors' Financial Institutions for the items indicated below. The FHLB had no MBS or derivatives transactions with Directors' Financial Institutions at September 30, 2024 or December 31, 2023.

Table 15.1 - Transactions with Directors' Financial Institutions (dollars in millions)

	September 30, 2024		December 31, 2023
	Balance	% of Total (1)	Balance	% of Total (1)
Advances	$7,341	9.2%	$7,309	9.9%
MPP	90	1.3	47	0.7
Regulatory capital stock	484	9.9	431	8.9
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

Table 15.2 - Stockholders Holding Five Percent or more of Regulatory Capital Stock (dollars in millions)

	Regulatory Capital Stock		Advance	MPP Unpaid
September 30, 2024	Balance	% of Total	Principal	Principal Balance
U.S. Bank, N.A.	$906	19%	$19,500	$6
JPMorgan Chase Bank, N.A.	674	14	14,000	—
Keybank, N.A.	342	7	4,832	—
Fifth Third Bank	275	6	4,001	42

	Regulatory Capital Stock		Advance	MPP Unpaid
December 31, 2023	Balance	% of Total	Principal	Principal Balance
U.S. Bank, N.A.	$858	18%	$10,000	$7
JPMorgan Chase Bank, N.A.	673	14	14,000	—
Keybank, N.A.	526	11	9,836	—
Third Federal Savings & Loan Association	255	5	5,008	23

Nonmember Housing Associates. The FHLB has relationships with three nonmember housing associates, the Kentucky Housing Corporation, the Ohio Housing Finance Agency and the Tennessee Housing Development Agency. The FHLB had no investments in or borrowings to any of these nonmember housing associates at September 30, 2024 or December 31, 2023.

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

EXECUTIVE OVERVIEW

During the first nine months of 2024, we delivered on our dual mission of providing access to ongoing liquidity funding to member financial institutions and expanding support for affordable housing and community investment. We continue to monitor the changing economic landscape and are committed to assisting members in meeting their funding needs.

We maintained strong profitability, which enabled us to bolster capital adequacy by increasing retained earnings, to pay a competitive dividend rate to stockholders, and to make meaningful contributions to affordable housing. We exceeded all minimum regulatory capital and liquidity requirements, and we were able to fund operations through the issuance of Consolidated Obligations at acceptable interest costs. Additionally, overall residual credit risk exposure from our Credit Services, mortgage loan portfolio, investments, and derivative transactions has remained de minimis. Likewise, our market risk measures continue to be within our risk appetite.

Affordable Housing and Community Investment

Overall, we contributed $89 million to support affordable housing and community investment needs in the first nine months of 2024, of which $51 million was allocated to the required Affordable Housing Program (AHP). We recognize that funding in addition to the required 10 percent statutory AHP assessments is beneficial to affordable housing and community investment and have voluntarily committed to increase our support in 2024 by at least 50 percent above the statutory AHP level. We estimate that the total targeted voluntary housing contribution for 2024 will be $42 million, of which $38 million has been recognized in non-interest expense on our Statements of Income in the first nine months of 2024. These funds are in addition to the required AHP contributions. These funds were allocated as follows:

▪The Carol M. Peterson (CMP) Housing Fund was allocated over $15 million. This program provides grants to cover accessibility and emergency repairs for special needs and elderly homeowners within the Fifth District.
▪The Welcome Home program was funded through the required AHP allocation plus an additional $16 million voluntary contribution in order to help fulfill a record number of requests. This program assists homebuyers with down payments and closing costs.
▪The Rise Up program received $2 million. This program offers grants of $25,000 for down payment, closing cost, and principal reduction assistance for first-generation homebuyers who are looking to purchase their first home in Franklin County, Ohio.
▪The Disaster Reconstruction Program disbursed nearly $1 million for the replacement or repair of homes damaged or destroyed by natural disasters within the Fifth District.
▪The AHP received a voluntary make whole-contribution of $4 million to fully restore the 2024 required AHP contribution due to the effects of voluntary housing contributions, which ultimately reduced reported income before assessments.

Mission Assets and Activities

Primary Mission Assets (i.e., principal balances of Advances and mortgage loans held for portfolio) and Supplemental Mission Activities (i.e., Letters of Credit, Mandatory Delivery Contracts and standby bond purchase agreements) are the principal business activities by which we fulfill our mission with direct connections to members and what we refer to as Mission Assets and Activities. We regularly monitor our level of Mission Assets and Activities. One measure we use to assess mission achievement is our Primary Mission Asset ratio, which measures the sum of average Advances and mortgage loans as a percentage of average Consolidated Obligations (adjusted for certain high-quality liquid assets, as permitted by regulation). In the first nine months of 2024, the Primary Mission Asset ratio averaged 76 percent, above the Finance Agency's preferred ratio of 70 percent. In assessing overall mission achievement, we also consider supplemental sources of Mission Assets and Activities, the most significant of which is Letters of Credit issued for the benefit of members.

The following table summarizes our Mission Assets and Activities.

	Ending Balances			Average Balances
	September 30,		December 31,	Nine Months Ended September 30,		Year Ended December 31,
(In millions)	2024	2023	2023	2024	2023	2023
Primary Mission Assets (1):
Advances	$79,946	$70,426	$73,638	$75,589	$87,138	$83,678
Mortgage loans held for portfolio	7,037	6,927	6,960	7,025	6,907	6,917
Total Primary Mission Assets	$86,983	$77,353	$80,598	$82,614	$94,045	$90,595

Supplemental Mission Activities (2):
Letters of Credit (notional)	$47,744	$45,367	$47,098	$47,235	$43,005	$43,775
Mandatory Delivery Contracts (notional)	37	68	101	59	46	62
Standby bond purchase agreements (notional)	—	—	—	—	2	1
Total Supplemental Mission Activities	$47,781	$45,435	$47,199	$47,294	$43,053	$43,838
(1)Amounts represent principal balances.
(2)Amounts represent off-balance sheet commitments.

Advance principal balances at September 30, 2024 increased $6.3 billion (nine percent) from year-end 2023 given depository members' steady demand for liquidity. However, average principal Advance balances for the nine months ended September 30, 2024 decreased $11.5 billion (13 percent) compared to the same period of 2023. Average Advance balances were higher for the nine months ended September 30, 2023 as member demand increased in March 2023 in response to the turmoil in the banking industry and financial markets. Most of these Advances had matured or were prepaid by the end of 2023.

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

MPP principal balances at September 30, 2024 increased $0.1 billion (one percent) from the year-end 2023 balance. During the first nine months of 2024, we purchased $0.6 billion of mortgage loans, while principal reductions were $0.5 billion. Principal purchases and reductions in the first nine months of 2024 were limited due in large part to the elevated mortgage rate environment.

Letters of Credit increased $0.6 billion (one percent) from year-end 2023. Letters of Credit balances are primarily used by members to secure public unit deposits. We normally earn fees on Letters of Credit based on the actual average amount of the Letters utilized, which generally is less than the notional amount issued.

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

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
(Dollars in millions)	2024	2023	2024	2023	2023
Net income	$164	$170	$454	$515	$668
Return on average equity (ROE)	10.01%	10.16%	9.46%	9.73%	9.63%
Return on average assets	0.51	0.52	0.49	0.49	0.49
Weighted average dividend rate	9.00	8.00	9.00	7.18	7.60
Dividend payout ratio (1)	63.4	78.5	70.4	57.6	61.5
Average Secured Overnight Financing Rate (SOFR)	5.27	5.23	5.30	4.90	5.01
ROE spread to average SOFR	4.74	4.93	4.16	4.83	4.62
Dividend rate spread to average SOFR	3.73	2.77	3.70	2.28	2.59
(1)Dividend payout ratio is dividends declared in the period as a percentage of net income.

Net income decreased $6 million in the three-months comparison period and $61 million in the nine-months comparison period. The decreases in net income were in part due to lower spreads earned on mortgage loans held for portfolio and the increased voluntary housing contributions noted above. Additionally, in the nine-months comparison period, net income was lower due to net market value changes related to interest rate swaps and associated financial instruments carried at fair value. These net market value changes resulted in net losses in the nine months ended September 30, 2024 compared to net gains in the nine months ended September 30, 2023.

In the first nine months of 2024, we accrued $51 million for the AHP available to members. In addition to the required AHP assessment, for 2024, we have committed to a minimum of $42 million, or approximately five percent of 2023 income subject to assessments, in voluntary housing contributions to support our Housing and Community Investment programs. In the first nine months of 2024, we allocated $38 million to voluntary housing programs.

We strive to provide a competitive return on members' capital investment in our company through quarterly dividend payments. In September 2024, we paid stockholders a quarterly dividend at a 9.00 percent annualized rate on their capital investment in our company, which was 3.73 percentage points above the third quarter average SOFR. After we paid our quarterly dividend, retained earnings totaled $1.8 billion on September 30, 2024, an increase of eight percent from year-end 2023. We believe the amount of retained earnings is sufficient to protect against members' impairment risk of their capital stock investment in the FHLB and to provide the opportunity to stabilize or increase future dividends.

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

							Nine Months Ended September 30,
	Quarter 3 2024		Quarter 2 2024		Quarter 1 2024		2024	2023	Year 2023
	Ending	Average	Ending	Average	Ending	Average	Average	Average	Ending	Average
Federal funds effective	4.83%	5.26%	5.33%	5.33%	5.33%	5.33%	5.31%	4.92%	5.33%	5.03%
SOFR	4.96	5.27	5.33	5.32	5.34	5.31	5.30	4.90	5.38	5.01
2-year U.S. Treasury	3.64	4.05	4.76	4.84	4.62	4.49	4.46	4.53	4.25	4.60
10-year U.S. Treasury	3.78	3.95	4.40	4.45	4.20	4.15	4.18	3.80	3.88	3.96
15-year mortgage current coupon (1)	4.20	4.56	5.30	5.31	4.96	5.03	4.96	4.95	4.62	5.11
30-year mortgage current coupon (1)	4.96	5.24	5.87	5.90	5.60	5.61	5.58	5.47	5.25	5.62

(1)     Current coupon rate of Fannie Mae par mortgage-backed securities (MBS) indications.

On September 30, 2024, the target overnight Federal funds rate was in the range of 4.75 to 5.00 percent, a decrease of 50 basis points from the range on December 31, 2023. In November 2024, the Federal Reserve decreased the target overnight Federal funds rate by 25 basis points to a range of 4.50 to 4.75 percent.

Average overnight rates were approximately 40 basis points higher in the first nine months of 2024 compared to the same period of 2023, while average mortgage rates were nearly flat. Our earnings from capital increased $4 million in both the three-months and the nine-months comparison periods because of the higher average short-term rates.

During the first nine months of 2024 and throughout 2023, the market risk exposure to changing interest rates was moderate and within policy limits. We believe that longer-term profitability will be competitive, unless interest rates were to increase significantly for a sustained period of time.

Regulatory and Legislative Developments

Certain regulatory and legislative actions and developments are summarized in this section. See Part II, Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Regulatory and Legislative Developments" in our 2023 Annual Report on Form 10-K and Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Regulatory and Legislative Developments" in our quarterly reports on Form 10-Q for the periods ended March 31, 2024 and June 30,2024, for a description of certain regulatory and legislative developments that occurred prior to the publication of those reports.

Advisory Bulletin on FHLBank Member Credit Risk Management
On September 27, 2024, the Finance Agency issued an advisory bulletin setting forth the Finance Agency’s expectations that an FHLBank’s underwriting and credit decisions should reflect a member’s financial condition and not rely solely on the collateral securing the member’s credit obligations. The advisory bulletin provides guidance for the FHLBanks to implement policies for credit risk governance, member credit assessment and monitoring of credit conditions, among other considerations. It also provides guidance on the oversight of members in financial distress by recommending implementation of escalation policies, processes for coordination with members’ prudential regulators, and management policies addressing default, failure, and insolvency situations. We are comparing this advisory bulletin against our current member credit risk management policies and procedures to assess its potential impact on our business and operations.

Advisory Bulletin on Federal Home Loan Bank System Climate-Related Risk Management
On September 30, 2024, the Finance Agency issued an advisory bulletin setting forth its expectation that each FHLBank should integrate climate-related risk management into its existing enterprise risk management framework over time. The advisory bulletin provides that an effective framework should address climate-related risk governance, such as selection of the related risk appetite and setting strategy and objectives, establishing and implementing plans to mitigate, monitor and report material exposures to such risks, and establishing roles and responsibilities for the Board of Directors and management. The advisory bulletin requires the FHLBanks to establish metrics that track exposure to climate-related risks and collect related data to quantify risk exposures, conduct climate-related scenario analyses, implement processes to report and communicate climate-related risks to internal stakeholders, and have a plan to respond to natural disasters and support climate resiliency. We are evaluating the potential impact of the advisory bulletin on our business and operations.

Proposed Rule on Unsecured Credit Limits for Federal Home Loan Banks
On October 3, 2024, the Finance Agency published a proposed rule with a comment deadline of December 2, 2024 to amend the Finance Agency’s regulation on capital requirements (Capital Regulation) to modify unsecured credit limits for FHLBanks. The proposed rule would include interest bearing deposit accounts (IBDAs) in a category of authorized overnight investments that would be excluded from the general limit on unsecured credit to a single counterparty. IBDAs are non-maturity deposits in approved counterparties which may be used to manage liquidity. The proposed rule would, among other things, increase the frequency of the required performance of certain capital calculations and clarify that certain non-interest-bearing deposit accounts (such as settlement, payment or other transactional accounts) are to be considered unsecured extensions of credit subject to the Capital Regulation’s unsecured general or overall (less restrictive) limit. Although excluding IBDAs from the general unsecured credit limit could provide greater flexibility for our liquidity management, several of the other proposed changes, if adopted, could result in significant changes to our current business processes. We are evaluating the potential impact of the proposed rule on our business and operations.

Proposed Rule on Federal Home Loan Bank System Boards of Directors and Executive Management
On October 21, 2024, the Finance Agency proposed revisions to its regulations addressing boards of directors and overall corporate governance of the FHLBanks and the Office of Finance. The comment deadline is February 3, 2025. If adopted as presented, the proposed rule would, among other things: (1) impact director compensation by allowing the Director of the Finance Agency to establish an annual amount of director compensation that the Director determines is reasonable; (2) require us to complete and submit background checks to the Finance Agency on every nominee for a directorship; (3) impact public interest independent director qualifications, in part by requiring a person to have advocated for, or otherwise acted primarily on behalf of or for the direct benefit of, consumers or the community to meet the representation requirement; (4) expand the list of qualifying experiences for all independent directors to include artificial intelligence, information technology and security, climate-related risk, Community Development Financial Institutions, business models, and modeling; and (5) establish a review process for director performance and participation, together with a process for removing directors for cause. Other proposed revisions, address, among other things, conflicts of interest policies, covering all employees, including specific limitations on executive officers and senior management and record retention.

While some proposed revisions would codify existing guidance and practice, several of the proposed revisions could result in significant changes to the nomination, election and retention of our Board of Directors. Additional director eligibility requirements and limitations on and potential reductions or limitations to director compensation resulting from the proposed rule could hinder our ability to recruit and retain the talent and expertise that are critical to our ability to satisfy our mission, particularly given the growing complexities of the finance industry. We continue to analyze the impact that the proposed rule could have on us.

ANALYSIS OF FINANCIAL CONDITION

Credit Services

Credit Activity and Advance Composition
The table below shows trends in Advance balances by major programs and in the notional amount of Letters of Credit.

(Dollars in millions)	September 30, 2024		December 31, 2023
	Balance	Percent(1)	Balance	Percent(1)
Adjustable/Variable-Rate Indexed:
SOFR	$24,653	31%	$30,306	41%
Other	7,599	9	1,217	2
Total	32,252	40	31,523	43
Fixed-Rate:
Repurchase based (REPO)	6,655	8	7,232	10
Regular Fixed-Rate	38,707	49	30,805	42
Putable (2)	595	1	565	1
Amortizing/Mortgage Matched	1,063	1	1,210	1
Other	674	1	2,303	3
Total	47,694	60	42,115	57
Total Advances Principal	$79,946	100%	$73,638	100%

Letters of Credit (notional) (3)	$47,744		$47,098
(1)As a percentage of total Advances principal.
(2)Excludes Putable Advances where the related put options have expired or where the Advance is indexed to a variable-rate. These Advances are classified based on their current terms.
(3)Represents the amount of an off-balance sheet commitment.

Advance principal balances on September 30, 2024 increased $6.3 billion compared to year-end 2023. The increase in Advances resulted primarily from depository members' steady demand for liquidity. The future levels of Advance balances are difficult to predict and depend on many factors, including changes in the level of liquidity in the financial markets, changes in our members' deposit levels compared to loan growth and the general health of the economy.

Letters of Credit are issued on behalf of members to support certain obligations of members (or members' customers) to third-party beneficiaries. Letters of Credit increased $0.6 billion (one percent) in the first nine months of 2024 as members continue to use them primarily to secure higher levels of public unit deposits. Letters of Credit usually expire without being drawn upon.

The following tables present principal balances for the five members with the largest Advance borrowings.

(Dollars in millions)
September 30, 2024			December 31, 2023
Name	Principal Amount of Advances	Percent of Total Principal Amount of Advances	Name	Principal Amount of Advances	Percent of Total Principal Amount of Advances
U.S. Bank, N.A.	$19,500	24%	JPMorgan Chase Bank, N.A.	$14,000	19%
JPMorgan Chase Bank, N.A.	14,000	18	U.S. Bank, N.A.	10,000	14
Keybank, N.A.	4,832	6	Keybank, N.A.	9,836	13
Third Federal Savings and Loan Association	4,771	6	Third Federal Savings and Loan Association	5,008	7
The Huntington National Bank	4,501	6	Fifth Third Bank	4,001	5
Total of Top 5	$47,604	60%	Total of Top 5	$42,845	58%

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

The table below shows principal purchases and collections of loans in the MPP for the first nine months of 2024. All loans acquired in the first nine months of 2024 were conventional loans.

(In millions)	MPP Principal
Balance, December 31, 2023	$6,960
Principal purchases	563
Principal collections	(486)
Balance, September 30, 2024	$7,037

We closely track the refinancing incentives of our mortgage assets (including loans in the MPP and MBS) because the option for homeowners to change their principal payments normally represents the largest portion of our market risk exposure and can affect MPP balances. MPP principal paydowns equated to a five percent annual constant prepayment rate during the first nine months of 2024 and all of 2023. Mortgage prepayment rates have remained low due to the elevated mortgage rate environment that has persisted over the last several quarters. Likewise, elevated mortgage rates and low housing inventories have substantially eliminated borrower incentive to refinance and have slowed mortgage purchase originations, which in turn contributed to the slow pace of our purchases of new MPP loans in the first nine months of 2024.

Overall, MPP yields on new purchases and existing portfolio balances, relative to their market and credit risks, are expected to continue to generate a profitable long-term return.

Investments

The table below presents the ending and average balances of our investment portfolio.

	Nine Months Ended		Year Ended
(In millions)	September 30, 2024		December 31, 2023
	Ending Balance	Average Balance	Ending Balance	Average Balance
Liquidity investments	$20,531	$22,705	$23,418	$26,346
MBS	19,219	18,940	19,223	18,106
Other investments (1)	—	62	—	532
Total investments	$39,750	$41,707	$42,641	$44,984
(1)The average balance includes the rights or obligations to cash collateral, which are included in the fair value of derivative assets or derivative liabilities on the Statements of Condition at period end.

Liquidity investments are either short-term (primarily overnight), or longer-term investments that consist of U.S. Treasury and GSE obligations. These longer-term investments may be pledged or sold and converted to cash. The ending and average balances of liquidity investments for the nine months ended September 30, 2024 decreased compared to year-end 2023 as the level of Advances were more stable in the first nine months of 2024 compared to the volatility in Advance balances experienced in 2023. It is normal for liquidity investments to vary by up to several billion dollars on a daily basis. Liquidity investment levels can vary significantly based on changes in the amount of actual Advances, anticipated demand for Advances, regulatory liquidity requirements, the availability of acceptable net spreads, and the number of eligible counterparties that meet our unsecured credit risk criteria.

Our overarching strategy for balances of MBS is to keep holdings as close as possible to the regulatory maximum. Finance Agency regulations prohibit us from purchasing MBS if our investment in these securities exceeds three times regulatory capital on the day we intend to purchase the securities. The ratio of MBS to regulatory capital was 2.89 on September 30, 2024. The balance of MBS at September 30, 2024 consisted of $18.2 billion of securities issued by Fannie Mae or Freddie Mac (of which $11.4 billion were floating-rate securities), and $1.0 billion of securities issued by Ginnie Mae (which are primarily fixed rate).
The table below shows principal purchases and paydowns of our MBS for the first nine months of 2024.

(In millions)	MBS Principal
Balance at December 31, 2023	$19,409
Principal purchases	1,857
Principal paydowns	(1,949)
Balance at September 30, 2024	$19,317

During the first nine months of 2024, MBS principal paydowns were at a 13 percent annual constant prepayment rate, an increase compared to the 10 percent rate experienced in all of 2023.

Consolidated Obligations

We generally fund variable-rate assets with Discount Notes (a portion of which may be swapped), adjustable-rate Bonds, and swapped fixed-rate Bonds because they give us the ability to effectively match the underlying rate reset periods embedded in these assets. Total Consolidated Obligations on September 30, 2024 were $118.6 billion, an increase of $3.2 billion compared to the balance at year-end 2023. The balances and composition of our Consolidated Obligations tend to fluctuate with changes in the balances and composition of our assets. In addition, changes in the amount and composition of our funding may be necessary from time to time to meet the days of positive liquidity and asset/liability maturity funding gap requirements discussed in the "Liquidity Risk" section of "Quantitative and Qualitative Disclosures About Risk Management."

Deposits

Total deposits with us are normally a relatively minor source of funding. Deposits with us are not insured, but are subject to statutory deposit reserve requirements. Total interest-bearing deposits on September 30, 2024 were $1.2 billion, an increase of $0.1 billion compared to the balance at year-end 2023. See the "Liquidity Risk" section of "Quantitative and Qualitative Disclosures About Risk Management" for additional information.

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

	Nine Months Ended		Year Ended
(In millions)	September 30, 2024		December 31, 2023
	Period End	Average	Period End	Average
GAAP and Regulatory Capital
GAAP Capital Stock	$4,879	$4,693	$4,846	$5,397
Mandatorily Redeemable Capital Stock	15	16	17	34
Regulatory Capital Stock	4,894	4,709	4,863	5,431
Retained Earnings	1,793	1,759	1,658	1,586
Regulatory Capital	$6,687	$6,468	$6,521	$7,017

	Nine Months Ended		Year Ended
	September 30, 2024		December 31, 2023
	Period End	Average	Period End	Average
GAAP and Regulatory Capital-to-Assets Ratio
GAAP	5.18%	5.13%	5.18%	5.07%
Regulatory (1)	5.23	5.18	5.26	5.14
(1)    At all times, the FHLB must maintain at least a four percent minimum regulatory capital-to-assets ratio.

Our business model is structured to be able to absorb sharp changes in assets because we can execute commensurate changes in liability and capital stock balances. For example, in the first nine months of 2024, we issued $1.9 billion of capital stock to members primarily in support of Advance borrowings, while repurchasing $1.9 billion of excess capital stock no longer supporting Mission Assets and Activities.

Excess capital stock is the amount of stock held by a member (or former member) in excess of that institution's minimum stock ownership requirement. Excess capital stock provides a base of capital to manage financial leverage at prudent levels, augments loss protections for bondholders, and may be used by a member to capitalize additional Mission Assets and Activities, before purchasing activity stock. At September 30, 2024, the amount of excess stock, as defined by our Capital Plan, was $0.3 billion, a decrease of $0.3 billion compared to the balance at year-end 2023 due to the repurchase of excess stock noted above.

See the "Capital Adequacy" section in “Quantitative and Qualitative Disclosures About Risk Management” for discussion of our retained earnings.

RESULTS OF OPERATIONS

Components of Earnings and Return on Equity

The following table is a summary income statement for the three and nine months ended September 30, 2024 and 2023. Each ROE percentage is computed by dividing income or expense for the category by the average amount of stockholders' equity for the period.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2024		2023		2024		2023
	Amount	ROE (1)	Amount	ROE (1)	Amount	ROE (1)	Amount	ROE (1)
Net interest income	$208	12.73%	$222	13.30%	$610	12.71%	$649	12.27%
Non-interest income (loss):
Net gains (losses) on trading securities	97	5.90	(37)	(2.25)	71	1.48	(39)	(0.73)
Net gains (losses) on sales of available-for-sale securities	—	(0.01)	—	—	1	0.03	—	—
Net gains (losses) on derivatives	(80)	(4.89)	48	2.87	(52)	(1.08)	36	0.67
Net gains (losses) on financial instruments held under fair value option	(16)	(0.95)	(24)	(1.44)	(23)	(0.49)	2	0.03
Other non-interest income, net	8	0.49	8	0.48	24	0.50	22	0.42
Total non-interest income (loss)	9	0.54	(5)	(0.34)	21	0.44	21	0.39
Total income	217	13.27	217	12.96	631	13.15	670	12.66
Non-interest expense	35	2.15	28	1.66	126	2.64	98	1.85
Affordable Housing Program assessments	18	1.11	19	1.14	51	1.05	57	1.08
Net income	$164	10.01%	$170	10.16%	$454	9.46%	$515	9.73%
(1)The ROE amounts have been computed using dollars in thousands. Accordingly, recalculations based upon the disclosed amounts in millions may produce nominally different results.

Details on the individual factors contributing to the level and changes in profitability are explained in the sections below.

Net Interest Income

Components of Net Interest Income
The following table shows selected components of net interest income.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2024		2023		2024		2023
	Amount	% of Earning Assets	Amount	% of Earning Assets	Amount	% of Earning Assets	Amount	% of Earning Assets
Components of net interest rate spread:
Net (amortization)/accretion (1) (2)	$(8)	(0.02)%	$(5)	(0.02)%	$(22)	(0.02)%	$(17)	(0.02)%
Prepayment fees on Advances, net (2)	—	—	1	0.01	1	—	3	—
Other components of net interest rate spread	124	0.38	138	0.43	362	0.39	398	0.39
Total net interest rate spread	116	0.36	134	0.42	341	0.37	384	0.37
Earnings from funding assets with interest-free capital	92	0.29	88	0.27	269	0.29	265	0.26
Total net interest income/net interest margin (3)	$208	0.65%	$222	0.69%	$610	0.66%	$649	0.63%
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

Net Amortization/Accretion (generally referred to as amortization): Net amortization can become substantial and volatile with changes in interest rates, especially for mortgage assets. For example, when mortgage rates decrease, premium amortization of mortgage assets generally increases, which reduces net interest income. In the three and nine months ended September 30, 2024 and 2023, mortgage rates were relatively stable and remained at elevated levels, keeping mortgage refinance activity low.

Prepayment Fees on Advances: Fees received from members for their early repayment of certain Advances, which are included in net interest income, are designed to make us economically indifferent to whether members hold Advances to maturity or repay them before maturity. Advance prepayment fees were minimal in the three and nine months ended September 30, 2024 and 2023.

Other Components of Net Interest Rate Spread: The total other components of net interest rate spread decreased $14 million and $36 million in the three- and nine-months comparison periods, respectively. The net decreases were primarily due to the factors below.

Nine-Months Comparison
▪Lower average Advance balances-Unfavorable: A decline of $11.4 billion in average Advance balances decreased net interest income by an estimated $34 million. Average Advance balances were higher in the nine months ended September 30, 2023 as member demand increased in March 2023 in response to the turmoil in the banking industry and financial markets. Most of these Advances had matured or were prepaid by the end of 2023.
▪Lower spreads earned on mortgage loans held for portfolio-Unfavorable: Lower spreads on mortgage loans held for portfolio decreased net interest income by an estimated $33 million. Spreads declined primarily because of the maturity of lower-cost debt.
▪Lower average liquidity investments balances-Unfavorable: A decrease of $3.5 billion in average liquidity investments decreased net interest income by an estimated $8 million.
▪Lower spreads earned on liquidity investments-Unfavorable: Lower spreads earned on liquidity investments decreased net interest income by an estimated $5 million. However, the decrease in net interest income was offset by net interest settlements received on related derivatives not receiving hedge accounting, as discussed below.

▪Higher spreads earned on MBS-Favorable: Higher spreads earned on MBS increased net interest income by an estimated $21 million. The higher spreads were driven by widening market spreads, which benefited new MBS purchases.
▪Higher spreads earned on Advances-Favorable: Net interest income earned on Advances increased by an estimated $15 million, primarily driven by a shift in the composition of Advance balances from overnight to longer-term, floating rate, Advance products.
▪Higher average MBS balances-Favorable: An increase of $1.2 billion in average MBS improved net interest income by an estimated $5 million.
▪Lower price alignment amounts paid on derivatives-Favorable: Lower price alignment amounts paid improved net interest income by $5 million. Price alignment amounts approximate the interest that we would pay to counterparties if the variation margin payments for derivative contracts were characterized as collateral pledged to secure outstanding credit exposure.

Three-Months Comparison
▪Lower spreads earned on Advances-Unfavorable: Lower spreads on Advances decreased net interest income by an estimated $15 million. The decline in spreads was driven by the issuance of higher-cost, longer-term funding.
▪Lower spreads earned on mortgage loans held for portfolio-Unfavorable: Lower spreads on mortgage loans held for portfolio decreased net interest income by an estimated $12 million. Spreads declined primarily because of the maturity of lower-cost debt.
▪Lower spreads earned on liquidity investments-Unfavorable: Lower spreads earned on liquidity investments decreased net interest income by an estimated $7 million. However, the decrease in net interest income was partially offset by net interest settlements received on related derivatives not receiving hedge accounting, as discussed below.
▪Lower price alignment amounts paid on derivatives-Favorable: Lower price alignment amounts paid improved net interest income by $12 million.
▪Higher spreads earned on MBS-Favorable: Higher spreads earned on MBS increased net interest income by an estimated $6 million. The higher spreads were driven by widening market spreads, which benefited new MBS purchases.

Earnings from Capital: Earnings from capital increased $4 million in both the three-months and the nine-months comparison periods because of higher average short-term rates.

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

(Dollars in millions)	Three Months Ended			Three Months Ended
	September 30, 2024			September 30, 2023
	Average Balance	Interest	Average Rate (1)	Average Balance	Interest	Average Rate (1)
Assets:
Advances (2)	$76,354	$1,099	5.73%	$74,909	$1,058	5.61%
Mortgage loans held for portfolio (3)	7,197	60	3.32	7,030	53	3.00
Securities purchased under agreements to resell	1,914	26	5.36	2,288	31	5.27
Federal funds sold	12,028	161	5.34	12,684	170	5.31
Interest-bearing deposits in banks (4)	2,456	33	5.38	2,501	33	5.23
MBS (5)	19,124	264	5.48	18,884	249	5.24
Other investments (5)	9,245	124	5.35	9,327	124	5.28
Loans to other FHLBanks	—	—	—	19	—	5.41
Total interest-earning assets	128,318	1,767	5.48	127,642	1,718	5.34
Other assets	767			1,375
Total assets	$129,085			$129,017
Liabilities and Capital:
Term deposits	$141	2	5.25	$106	1	4.97
Other interest bearing deposits (4)	989	12	4.82	1,112	14	4.85
Discount Notes	18,175	240	5.26	34,740	446	5.10
Unswapped fixed-rate Bonds	12,133	86	2.81	12,290	69	2.23
Unswapped adjustable-rate Bonds	81,623	1,118	5.45	52,031	707	5.39
Swapped Bonds	8,073	101	4.99	20,198	258	5.07
Mandatorily redeemable capital stock	15	—	8.98	51	1	8.59
Total interest-bearing liabilities	121,149	1,559	5.12	120,528	1,496	4.92
Other liabilities	1,414			1,862
Total capital	6,522			6,627
Total liabilities and capital	$129,085			$129,017

Net interest rate spread			0.36%			0.42%
Net interest income and net interest margin (6)		$208	0.65%		$222	0.69%
Average interest-earning assets to interest-bearing liabilities			105.92%			105.90%
(1)Amounts used to calculate average rates are based on dollars in thousands. Accordingly, recalculations based upon the disclosed amounts in millions may not produce the same results.
(2)Interest on Advances includes prepayment fees of $1 million for the three months ended September 30, 2023. Advance prepayment fees for the three months ended September 30, 2024 totaled less than $1 million.
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
(6)Net interest margin is net interest income as a percentage of average total interest-earning assets.

(Dollars in millions)	Nine Months Ended			Nine Months Ended
	September 30, 2024			September 30, 2023
	Average Balance	Interest	Average Rate (1)	Average Balance	Interest	Average Rate (1)
Assets:
Advances (2)	$75,306	$3,236	5.74%	$86,735	$3,396	5.23%
Mortgage loans held for portfolio (3)	7,174	177	3.30	7,058	158	2.99
Securities purchased under agreements to resell	1,987	80	5.39	3,028	113	5.00
Federal funds sold	9,501	383	5.38	11,823	446	5.04
Interest-bearing deposits in banks (4)	2,009	82	5.43	2,565	94	4.90
MBS (5)	18,977	780	5.49	17,824	658	4.93
Other investments (5)	9,270	371	5.34	9,409	348	4.95
Loans to other FHLBanks	6	—	5.40	29	1	4.94
Total interest-earning assets	124,230	5,109	5.50	138,471	5,214	5.03
Other assets	721			1,304
Total assets	$124,951			$139,775
Liabilities and Capital:
Term deposits	$138	5	5.28	$85	3	3.95
Other interest bearing deposits (4)	1,017	37	4.88	1,091	36	4.46
Discount Notes	19,574	775	5.29	48,884	1,762	4.82
Unswapped fixed-rate Bonds	11,759	239	2.71	12,353	201	2.17
Unswapped adjustable-rate Bonds	72,502	2,974	5.48	53,728	2,036	5.07
Swapped Bonds	12,221	468	5.12	14,700	525	4.78
Mandatorily redeemable capital stock	17	1	9.00	40	2	7.78
Total interest-bearing liabilities	117,228	4,499	5.13	130,881	4,565	4.66
Other liabilities	1,310			1,822
Total capital	6,413			7,072
Total liabilities and capital	$124,951			$139,775

Net interest rate spread			0.37%			0.37%
Net interest income and net interest margin (6)		$610	0.66%		$649	0.63%
Average interest-earning assets to interest-bearing liabilities			105.97%			105.80%
(1)Amounts used to calculate average rates are based on dollars in thousands. Accordingly, recalculations based upon the disclosed amounts in millions may not produce the same results.
(2)Interest on Advances includes prepayment fees of $1 million and $3 million for the nine months ended September 30, 2024 and 2023, respectively.
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

Rates on our interest-bearing assets and liabilities generally increased in the three and nine months ended September 30, 2024 compared to the same periods of 2023, as these assets and liabilities have repriced to the higher interest rates.

Volume/Rate Analysis
Changes in both average balances (volume) and interest rates influence changes in net interest income, as shown in the following table.

(In millions)	Three Months Ended September 30, 2024 over 2023			Nine Months Ended September 30, 2024 over 2023
	Volume (1)(3)	Rate (2)(3)	Total	Volume (1)(3)	Rate (2)(3)	Total
Increase (decrease) in interest income
Advances	$21	$20	$41	$(473)	$313	$(160)
Mortgage loans held for portfolio	1	6	7	3	16	19
Securities purchased under agreements to resell	(5)	—	(5)	(41)	8	(33)
Federal funds sold	(9)	—	(9)	(92)	29	(63)
Interest-bearing deposits in banks	(1)	1	—	(22)	10	(12)
MBS	3	12	15	44	78	122
Other investments	(1)	1	—	(5)	28	23
Loans to other FHLBanks	—	—	—	(1)	—	(1)
Total	9	40	49	(587)	482	(105)
Increase (decrease) in interest expense
Term deposits	1	—	1	2	—	2
Other interest-bearing deposits	(2)	—	(2)	(2)	3	1
Discount Notes	(218)	12	(206)	(1,146)	159	(987)
Unswapped fixed-rate Bonds	(1)	18	17	(10)	48	38
Unswapped adjustable-rate Bonds	405	6	411	759	179	938
Swapped Bonds	(152)	(5)	(157)	(93)	36	(57)
Mandatorily redeemable capital stock	(1)	—	(1)	(2)	1	(1)
Total	32	31	63	(492)	426	(66)
Increase (decrease) in net interest income	$(23)	$9	$(14)	$(95)	$56	$(39)
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

Effect of the Use of Derivatives on Net Interest Income
The following tables show the impact on net interest income from the effect of derivatives and hedging activities. As noted above, gains (losses) on hedged items and derivatives in qualifying fair value hedge relationships are recorded in interest income or expense. In addition, for derivatives designated as a fair value hedge, the net interest settlements of interest receivables or payables and the price alignment amount related to such derivatives are recognized as adjustments to the interest income or expense of the designated hedged item. As such, all the effects on earnings of derivatives qualifying for fair value hedge accounting are reflected in net interest income. The effect on earnings from derivatives not receiving fair value hedge accounting is provided in the “Non-Interest Income (Loss)” section below.

(In millions)	Advances	Investment Securities	Bonds
Three Months Ended September 30, 2024
Gains (losses) on designated fair value hedges	$—	$4	$—
Net interest settlements included in net interest income	113	88	(7)
Price alignment amount (1)	(2)	(9)	—
Increase (decrease) to net interest income	$111	$83	$(7)

Three Months Ended September 30, 2023
(Amortization)/accretion of hedging activities in net interest income	$—	$(1)	$—
Gains (losses) on designated fair value hedges	—	1	—
Net interest settlements included in net interest income	96	96	(8)
Price alignment amount (1)	(7)	(16)	—
Increase (decrease) to net interest income	$89	$80	$(8)

(In millions)	Advances	Investment Securities	Mortgage Loans	Bonds
Nine Months Ended September 30, 2024
(Amortization)/accretion of hedging activities in net interest income	$—	$(2)	$(1)	$—
Gains (losses) on designated fair value hedges	—	7	—	—
Net interest settlements included in net interest income	326	273	—	(24)
Price alignment amount (1)	(13)	(36)	—	—
Increase (decrease) to net interest income	$313	$242	$(1)	$(24)

Nine Months Ended September 30, 2023
(Amortization)/accretion of hedging activities in net interest income	$—	$(1)	$(1)	$—
Gains (losses) on designated fair value hedges	—	4	—	—
Net interest settlements included in net interest income	238	252	—	(24)
Price alignment amount (1)	(16)	(38)	—	—
Increase (decrease) to net interest income	$222	$217	$(1)	$(24)
(1) This amount is for derivatives for which variation margin is characterized as a daily settled contract.

We primarily use derivatives to more closely match actual cash flows between assets and liabilities by synthetically converting the fixed interest rates on certain Advances, investments and Consolidated Obligations to adjustable rates tied to an eligible benchmark rate (e.g., the Federal funds effective rate or SOFR). The increases in average short-term interest rates primarily benefited net interest income in both the three and nine months ended September 30, 2024 as the conversion of certain Advances' and investments' fixed interest rates to adjustable-coupon rates resulted in an increase in the amount of net interest settlements being received. The fluctuation in net interest income from the use of derivatives was acceptable because it enabled us to lower market risk exposure.

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

(In millions)	Advances	Investment Securities	Mortgage Loans	Bonds	Discount Notes	Other	Total
Three Months Ended September 30, 2024
Net effect of derivatives and hedging activities
Gains (losses) on derivatives not receiving hedge accounting	$(7)	$(102)	$—	$14	$9	$—	$(86)
Net interest settlements on derivatives not receiving hedge accounting	1	16	—	(7)	(3)	—	7
Price alignment amount (1)	—	—	—	—	—	(1)	(1)
Net gains (losses) on derivatives	(6)	(86)	—	7	6	(1)	(80)
Gains (losses) on trading securities (2)	—	97	—	—	—	—	97
Gains (losses) on financial instruments held under fair value option (3)	7	—	—	(18)	(5)	—	(16)
Total net effect on non-interest income (loss)	$1	$11	$—	$(11)	$1	$(1)	$1

Three Months Ended September 30, 2023
Net effect of derivatives and hedging activities
Gains (losses) on derivatives not receiving hedge accounting	$1	$29	$5	$10	$4	$—	$49
Net interest settlements on derivatives not receiving hedge accounting	1	13	—	(6)	(7)	—	1
Price alignment amount (1)	—	—	—	—	—	(2)	(2)
Net gains (losses) on derivatives	2	42	5	4	(3)	(2)	48
Gains (losses) on trading securities (2)	—	(38)	—	—	—	—	(38)
Gains (losses) on financial instruments held under fair value option (3)	(2)	—	—	(17)	(5)	—	(24)
Total net effect on non-interest income (loss)	$—	$4	$5	$(13)	$(8)	$(2)	$(14)

(In millions)	Advances	Investment Securities	Mortgage Loans	Bonds	Discount Notes	Other	Total
Nine Months Ended September 30, 2024
Net effect of derivatives and hedging activities
Gains (losses) on derivatives not receiving hedge accounting	$(2)	$(80)	$(1)	$13	$3	$—	$(67)
Net interest settlements on derivatives not receiving hedge accounting	4	44	—	(20)	(9)	—	19
Price alignment amount (1)	—	—	—	—	—	(4)	(4)
Net gains (losses) on derivatives	2	(36)	(1)	(7)	(6)	(4)	(52)
Gains (losses) on trading securities (2)	—	71	—	—	—	—	71
Gains (losses) on financial instruments held under fair value option (3)	2	—	—	(25)	—	—	(23)
Total net effect on non-interest income (loss)	$4	$35	$(1)	$(32)	$(6)	$(4)	$(4)

Nine Months Ended September 30, 2023
Net effect of derivatives and hedging activities
Gains (losses) on derivatives not receiving hedge accounting	$4	$25	$—	$9	$11	$—	$49
Net interest settlements on derivatives not receiving hedge accounting	1	38	—	(26)	(22)	—	(9)
Price alignment amount (1)	—	—	—	—	—	(4)	(4)
Net gains (losses) on derivatives	5	63	—	(17)	(11)	(4)	36
Gains (losses) on trading securities (2)	—	(39)	—	—	—	—	(39)
Gains (losses) on financial instruments held under fair value option (3)	(3)	—	—	10	(5)	—	2
Total net effect on non-interest income (loss)	$2	$24	$—	$(7)	$(16)	$(4)	$(1)
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

The decrease in earnings from the net effect of derivatives and hedging activities in the nine months ended September 30, 2024 compared to the same period of 2023 was primarily due to net market value changes related to Bonds held under the fair value option and the related derivatives hedging them. The net market value changes resulted in net losses in the nine months ended September 30, 2024 compared to net gains in the same period of 2023. We elect the fair value option for certain financial instruments that either do not qualify for hedge accounting or may be at risk for not meeting hedge effectiveness requirements. Because we intend to hold these derivatives and the related financial instruments to maturity, any unrealized gains or losses are expected to reverse in future periods. The impact of the net market value changes was partially offset by net interest settlements being received on interest rate swaps in the nine months ended September 30, 2024 rather than net payments being made in the same period of 2023. The increase in earnings from the net effect of derivatives and hedging activities in the three months ended September 30, 2024 compared to the same period of 2023 was primarily due to net market value changes related to interest rate swaps and associated financial instruments carried at fair value. These net market value changes resulted in lower net losses in the three months ended September 30, 2024 compared to the losses in the same period of 2023.

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

As noted above, the fluctuation in earnings from the use of derivatives was acceptable because it enabled us to lower market risk exposure.

Non-Interest Expense

The following table presents non-interest expense.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Non-interest expense
Compensation and benefits	$14	$13	$42	$41
Other operating expense	9	8	28	24
Finance Agency	3	3	9	8
Office of Finance	2	2	5	5
Voluntary housing contributions	6	—	38	15
Other	1	2	4	5
Total non-interest expense	$35	$28	$126	$98

Our business is designed to support significant changes in asset levels without having to undergo material changes in staffing, operations, risk practices, or general resource needs. Total non-interest expense increased in the three and nine months ended September 30, 2024 compared to the same periods of 2023 primarily as a result of making voluntary housing contributions to help address affordable housing needs and community investment in our District. These voluntary housing contributions are in addition to the 10 percent of earnings that are required to be set aside as AHP assessments.

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

(Dollars in millions)	Traditional Member Finance	MPP	Total
Three Months Ended September 30, 2024
Net interest income (loss)	$184	$24	$208
Net income (loss)	$146	$18	$164
Average assets	$120,987	$8,098	$129,085
Assumed average capital allocation	$6,113	$409	$6,522
Return on average assets (1)	0.48%	0.89%	0.51%
Return on average equity (1)	9.50%	17.59%	10.01%
Three Months Ended September 30, 2023
Net interest income (loss)	$186	$36	$222
Net income (loss)	$135	$35	$170
Average assets	$120,358	$8,659	$129,017
Assumed average capital allocation	$6,182	$445	$6,627
Return on average assets (1)	0.45%	1.59%	0.52%
Return on average equity (1)	8.67%	30.86%	10.16%

(Dollars in millions)	Traditional Member Finance	MPP	Total
Nine Months Ended September 30, 2024
Net interest income (loss)	$538	$72	$610
Net income (loss)	$402	$52	$454
Average assets	$117,198	$7,753	$124,951
Assumed average capital allocation	$6,015	$398	$6,413
Return on average assets (1)	0.46%	0.90%	0.49%
Return on average equity (1)	8.93%	17.53%	9.46%
Nine Months Ended September 30, 2023
Net interest income (loss)	$544	$105	$649
Net income (loss)	$430	$85	$515
Average assets	$130,988	$8,787	$139,775
Assumed average capital allocation	$6,626	$446	$7,072
Return on average assets (1)	0.44%	1.30%	0.49%
Return on average equity (1)	8.66%	25.55%	9.73%
(1)Amounts used to calculate returns are based on numbers in thousands. Accordingly, recalculations based upon the disclosed amounts in millions may not produce the same results.

Traditional Member Finance Segment
Net income declined in the nine-months comparison largely because of net market value changes related to interest rate swaps and associated financial instruments carried at fair value. The market value changes resulted in net losses in the nine months ended September 30, 2024 compared to net gains in the same period of 2023. Additionally, in the nine months comparison period, net income decreased due to lower average Advance balances. Net income declined in the three-months comparison largely because of lower spreads earned on Advances. Additionally, the lower net income in both comparison periods was partially due to higher voluntary housing contributions in the three and nine months ended September 30, 2024 compared to the same periods of 2023.

MPP Segment
Earnings from the MPP segment decreased in the three and nine months ended September 30, 2024 compared to the same periods of 2023 primarily because of lower net interest income. Net interest income decreased as the benefits from low cost debt diminished in the three and nine months ended September 30, 2024. Additionally, in the three-months comparison period, net income decreased because of net unrealized losses on derivatives related to the MPP segment in the three months ended September 30, 2024 compared to net gains in the same period of 2023.

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

Market Value of Equity

(Dollars in millions)	Down 300	Down 200	Down 100	Flat Rates	Up 100	Up 200	Up 300
Average Results
2024 Year-to-Date
Market Value of Equity	$6,095	$6,116	$6,098	$6,043	$5,964	$5,876	$5,788
% Change from Flat Case	0.9%	1.2%	0.9%	—	(1.3)%	(2.8)%	(4.2)%
2023 Full Year
Market Value of Equity	$6,919	$6,788	$6,688	$6,579	$6,461	$6,347	$6,241
% Change from Flat Case	5.2%	3.2%	1.7%	—	(1.8)%	(3.5)%	(5.1)%
Month-End Results
September 30, 2024
Market Value of Equity	$6,243	$6,309	$6,326	$6,297	$6,228	$6,139	$6,046
% Change from Flat Case	(0.9)%	0.2%	0.5%	—	(1.1)%	(2.5)%	(4.0)%
December 31, 2023
Market Value of Equity	$6,241	$6,170	$6,084	$5,968	$5,845	$5,718	$5,595
% Change from Flat Case	4.6%	3.4%	1.9%	—	(2.1)%	(4.2)%	(6.2)%

Duration of Equity

(In years)	Down 300	Down 200	Down 100	Flat Rates	Up 100	Up 200	Up 300
Average Results
2024 Year-to-Date	(0.4)	0.1	0.8	1.3	1.5	1.6	1.5
2023 Full Year	1.8	1.4	1.8	1.8	1.8	1.7	1.5
Month-End Results
September 30, 2024	(1.1)	(0.5)	0.2	0.9	1.4	1.6	1.6
December 31, 2023	1.2	1.5	1.8	2.0	2.2	2.1	1.9

The mortgage assets portfolio normally accounts for almost all market risk exposure because of prepayment volatility that we cannot completely hedge while maintaining sufficient net spreads. The overall market risk exposure to changing interest rates was well within policy limits during the periods presented. At September 30, 2024, market risk exposure to falling and rising rate shocks remained stable.

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

Capital Adequacy

Retained Earnings
We must hold sufficient capital to protect against exposure to various risks, including market, credit, and operational risks. We regularly conduct a variety of measurements and assessments for capital adequacy. At September 30, 2024, our capital management policy set forth approximately $925 million as the minimum amount of retained earnings we believe is necessary to mitigate impairment risk.

The following table presents retained earnings.

(In millions)	September 30, 2024	December 31, 2023
Unrestricted retained earnings	$1,008	$964
Restricted retained earnings (1)	785	694
Total retained earnings	$1,793	$1,658
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

	September 30, 2024	December 31, 2023
Market Value of Equity to Par Value of Regulatory Capital Stock - Base Case (Flat Rates) Scenario	129%	123%
Market Value of Equity to Par Value of Regulatory Capital Stock - Down Shock (1)	129	127
Market Value of Equity to Par Value of Regulatory Capital Stock - Up Shock (2)	125	118
(1)    Represents a down shock of 200 basis points.
(2)    Represents an up shock of 200 basis points.

A base case value below 100 percent could indicate that, in the remote event of an immediate liquidation scenario involving redemption of all capital stock, capital stock may be returned to stockholders at a value below par. This could be due to experiencing risks that lower the market value of capital and/or to having an insufficient amount of retained earnings. In the first nine months of 2024, the market capitalization ratios in the scenarios presented continued to be above our policy requirements. The base case ratio at September 30, 2024 was still well above 100 percent because retained earnings were 37 percent of regulatory capital stock and we maintained stable market risk exposure.

The following table presents the market value of equity to the book value of total capital and mandatorily redeemable capital stock.

	September 30, 2024	December 31, 2023
Market Value of Equity to Book Value of Capital - Base Case (Flat Rates) Scenario (1)	95%	93%
Market Value of Equity to Book Value of Capital - Down Shock (1)(2)	95	96
Market Value of Equity to Book Value of Capital - Up Shock (1)(3)	92	89
(1)    Capital includes total capital and mandatorily redeemable capital stock.
(2)    Represents a down shock of 200 basis points.
(3)    Represents an up shock of 200 basis points.

A base-case value below 100 percent can indicate that we have realized or could realize risks (especially market risk), such that the market value of total capital owned by stockholders is below the book value of total capital. The base-case ratio at September 30, 2024 indicates that the market value of total capital is $340 million below the book value of total capital. In a scenario in which interest rates increase 200 basis points, the market value of total capital would be $498 million below the book value of total capital. This indicates that in a liquidation scenario, stockholders would not receive the full sum of their total equity ownership in the FHLB. We believe the likelihood of a liquidation scenario is extremely remote.

Credit Risk

Overview
We believe our risk management practices, discussed below, minimize residual credit risk levels. At September 30, 2024, we had no loan loss reserves or impairment recorded for Credit Services, investments and derivatives and had a minimal amount of credit risk exposure in the MPP.

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

Collateral: We require each member to provide a security interest in eligible collateral before it can undertake any secured borrowing. Eligible loan collateral types include the following: single- and multi-family residential, home equity, commercial real estate, government guaranteed and farm real estate. Eligible security types include those that are government or agency backed, highly-rated municipal securities, and highly-rated private-label residential and commercial mortgage-backed securities. We have conservative eligibility criteria within each of the above asset types. The estimated value of pledged collateral is discounted in order to offset market, credit, and liquidity risks that may affect the collateral's realizable value in the event it must be liquidated. At September 30, 2024, total eligible pledged collateral of $522.7 billion resulted in total borrowing capacity of $376.0 billion of which $127.7 billion was used to support outstanding Advances and Letters of Credit. Borrowers often pledge collateral in excess of their collateral requirement to demonstrate access to liquidity and to have the ability to borrow additional amounts in the future. Over-collateralization by one member is not applied to another member.

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

Conventional Loan Portfolio Characteristics: At September 30, 2024, the weighted average loan-to-value ratios for conventional loans based on origination values and estimated current values were 73 percent and 47 percent, respectively. The estimated weighted average current loan-to-value ratio at September 30, 2024 decreased one percent from the ratio at December 31, 2023 as overall home values have returned to normal growth rates.

Credit Performance: The table below provides an analysis of conventional loans delinquent or in the process of foreclosure, along with the national average serious delinquency rate.

	Conventional Loan Delinquencies
(Dollars in millions)	September 30, 2024	December 31, 2023
Early stage delinquencies - unpaid principal balance (1)	$34	$32
Serious delinquencies - unpaid principal balance (2)	$8	$10
Early stage delinquency rate (3)	0.5%	0.5%
Serious delinquency rate (4)	0.1%	0.1%
National average serious delinquency rate (5)	1.0%	1.1%
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
(5)National average number of fixed-rate prime and subprime conventional loans that are 90 days or more past due or in the process of foreclosure is based on the most recent national delinquency data available. The September 30, 2024 rate is based on June 30, 2024 data.

Overall, the MPP has experienced a minimal amount of delinquencies, with delinquency rates continuing to be well below national averages. This further supports our view that the portfolio is comprised of high-quality, well-performing loans.

Credit Enhancements: Conventional mortgage loans are primarily supported against credit losses by some combination of credit enhancements (primary mortgage insurance (PMI) and the Lender Risk Account (LRA)). The LRA is a hold back of a portion of the initial purchase price to cover potential credit losses. Starting after five years from the loan purchase date, we may return the hold back to Participating Financial Institutions (PFIs) if they manage credit risk to predefined acceptable levels of exposure on the pools of loans they sell to us. As a result, some pools of loans may have sufficient credit enhancements to recapture all losses while other pools of loans may not. The LRA had a balance of $239 million at both September 30, 2024 and December 31, 2023, respectively. For more information, see Note 5 of the Notes to Unaudited Financial Statements.

Credit Losses: Residual credit risk exposure depends on the actual and potential credit performance of the loans in each pool compared to the pool's equity (on individual loans) and credit enhancements. Our available credit enhancements at September 30, 2024 were able to cover nearly all of the estimated gross credit losses. As a result, estimated credit losses at September 30, 2024 were less than $1 million. Estimated credit losses, after credit enhancements, are accounted for in the allowance for credit losses or as a charge off (i.e., a reduction to the principal of mortgage loans held for portfolio).

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

(In millions)	September 30, 2024
	Long-Term Rating
	AA	A	Unrated	Total
Unsecured Liquidity Investments
Interest-bearing deposits	$—	$2,380	$—	$2,380
Federal funds sold	4,365	3,435	—	7,800
Total unsecured liquidity investments	4,365	5,815	—	10,180
Guaranteed/Secured Liquidity Investments
Securities purchased under agreements to resell	10	500	1,250	1,760
U.S. Treasury obligations	6,953	—	—	6,953
GSE obligations	1,638	—	—	1,638
Total guaranteed/secured liquidity investments	8,601	500	1,250	10,351
Total liquidity investments	$12,966	$6,315	$1,250	$20,531

Some counterparties used to transact our securities purchased under agreements to resell are not rated by an NRSRO because they are not issuers of debt or are otherwise not required to be rated by an NRSRO. However, each of the counterparties are considered to have the equivalent of at least an investment grade rating based on our internal ratings resulting from a fundamental credit analysis. Securities purchased under agreements to resell are secured by the following types of collateral: U.S. Treasury obligations, U.S. agency/GSE obligations, or U.S. agency/GSE MBS. At September 30, 2024, the collateral received had long-term credit ratings of AA, based on the lowest long-term credit ratings of the issuer as provided by Standard & Poor’s, Moody’s, and/or Fitch Advisory Services. The terms of our securities purchased under agreements to resell are structured such that if the fair value of the underlying securities decreases below the fair value required as collateral, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash. Additionally, these investments primarily mature overnight.

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

(In millions)	September 30, 2024
	Counterparty Rating
Domicile of Counterparty	AA	A	Total
Domestic	$—	$2,730	$2,730
U.S. branches and agency offices of foreign commercial banks:
Canada	2,000	250	2,250
Germany	—	1,040	1,040
Norway	1,000	—	1,000
Netherlands	—	800	800
Finland	715	—	715
Australia	650	—	650
Sweden	—	500	500
France	—	395	395
United Kingdom	—	100	100
Total U.S. branches and agency offices of foreign commercial banks	4,365	3,085	7,450
Total unsecured investment credit exposure	$4,365	$5,815	$10,180

We are prohibited by Finance Agency regulation from investing in financial instruments issued by non-U.S. entities. Furthermore, we restrict a significant portion of unsecured lending to overnight maturities, which further limits credit risk exposure.

MBS:
GSE MBS
At September 30, 2024, $18.2 billion of MBS held were GSE securities issued by Fannie Mae and Freddie Mac, which provide credit safeguards by guaranteeing either timely or ultimate payments of principal and interest. We believe that the conservatorships of Fannie Mae and Freddie Mac lower the chance that they would not be able to fulfill their credit guarantees.

MBS Issued by Other Government Agencies
We also invest in MBS issued and guaranteed by Ginnie Mae. These investments totaled $1.0 billion at September 30, 2024. We believe that the strength of Ginnie Mae's guarantee and backing by the full faith and credit of the U.S. government is sufficient to protect us against credit losses on these securities.

Derivatives
Credit Risk Exposure: We mitigate most of the credit risk exposure resulting from derivative transactions through collateralization or use of daily settled contracts. The table below presents the lowest long-term counterparty credit ratings provided by Standard & Poor's, Moody's, and/or Fitch Advisory Services for derivative positions to which we had credit risk exposure at September 30, 2024. The ratings displayed in this table should not be taken as an indication of future ratings.

(In millions)	Total Notional	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged to (from) Counterparties	Non-cash Collateral Pledged to (from) Counterparties	Net Credit Exposure to Counterparties
Nonmember counterparties:
Asset positions with credit exposure:
Uncleared derivatives:
A-rated	$70	$1	$(1)	$—	$—
Total uncleared derivatives	70	1	(1)	—	—
Cleared derivatives (1)	50,500	72	63	853	988
Liability positions with credit exposure:
Uncleared derivatives:
BBB-rated	1,330	(5)	8	—	3
Total uncleared derivatives	1,330	(5)	8	—	3
Total derivative positions with credit exposure to nonmember counterparties	51,900	68	70	853	991
Member institutions (2)	17	—	—	—	—
Total	$51,917	$68	$70	$853	$991
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

Although we cannot predict if we will realize credit risk losses from any of our derivatives counterparties, we believe that all of the counterparties will be able to continue making timely interest payments and satisfy the terms and conditions of their derivative contracts with us. As of September 30, 2024, we had a $15 million notional amount of interest rate swaps with a subsidiary of our member, JPMorgan Chase Bank, N.A., which also had outstanding credit services with us. We had a de minimis amount of outstanding credit exposure to this counterparty related to interest rate swaps outstanding given the collateral exchanged.

Liquidity Risk

Liquidity Overview
We strive to be in a liquidity position at all times to meet the borrowing needs of our members and to meet all current and future financial commitments. This objective is achieved by managing liquidity positions to maintain stable, reliable, and cost-effective sources of funds while taking into account market conditions, member demand, and the maturity profile of assets and liabilities. At September 30, 2024, our liquidity position complied with the FHLBank Act, Finance Agency regulations, and internal policies.

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

We believe our liquidity position, as well as that of the System, continued to be strong during the first nine months of 2024. Our overall ability to effectively fund our operations through debt issuances remained sufficient. Investor demand for System debt was robust in the first nine months of 2024, as investors continued to prefer high-quality money market instruments. We believe there is a low probability of a liquidity or funding crisis in the System that would impair our ability to participate, on a cost-effective basis, in issuances of debt, service outstanding debt, maintain adequate capitalization, or pay competitive dividends.

The System works collectively to manage and monitor the System-wide liquidity and funding risks. Liquidity risk includes the risk that the System could have difficulty rolling over short-term Obligations when market conditions change, also called refinancing risk. The System has a large reliance on short-term funding; therefore, it has a sharp focus on managing liquidity risk to very low levels. As shown on the unaudited Statements of Cash Flows, in the first nine months of 2024, our portion of the System's debt issuances totaled $81.7 billion for Discount Notes and $92.2 billion for Bonds. Access to short-term debt markets has been reliable because investors, driven by liquidity preferences and risk aversion, have sought the System’s short-term debt, which has resulted in strong demand for debt maturing in one year or less.

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

The Finance Agency establishes the expectations with respect to the maintenance of sufficient liquidity without access to the capital markets for a specified number of days, which was set as a period of between 10 to 30 calendar days in the base case. Under these expectations, all Advance maturities are assumed to renew, unless the Advances relate to former members who are ineligible to borrow new Advances. The maintenance of sufficient liquidity each day is intended to provide additional assurance that we can continue to provide Advances and Letters of Credit to members over an extended period without access to the capital markets. We were in compliance with these liquidity requirements at all times during the first nine months of 2024.

The Finance Agency also provides guidance related to asset/liability maturity funding gap limits. Funding gap metrics measure the difference between assets and liabilities that are scheduled to mature during a specified period of time and are expressed as a percentage of total assets. Although subject to change depending on conditions in the financial markets, the current regulatory requirement for funding gaps is between -10 percent to -20 percent for the three-month maturity horizon and is between -25 percent to -35 percent for the one-year maturity horizon. During the nine months ended September 30, 2024, we operated within those limits.

To support our member deposits, we also must meet a statutory deposit reserve requirement. The sum of our investments in obligations of the United States, deposits in eligible banks or trust companies, and Advances with a final maturity not exceeding five years must equal or exceed the current amount of member deposits. The following table presents the components of this liquidity requirement.

(In millions)	September 30, 2024	December 31, 2023
Deposit Reserve Requirement
Total Eligible Deposit Reserves	$96,183	$88,988
Total Member Deposits	(1,189)	(1,120)
Excess Deposit Reserves	$94,994	$87,868

Member Concentration Risk

We regularly assess concentration risks from business activity. We believe the effect on credit risk exposure from borrower concentration is minimal because of our application of credit risk mitigations, specifically credit underwriting of our members and the over-collateralization of borrowings. Advance concentration has a minimal effect on market risk exposure because Advances are largely funded by Consolidated Obligations and interest rate swaps that have similar interest rate characteristics. Furthermore, additional increases in Advance concentration would not materially affect capital adequacy because Advance growth is supported by new purchases of capital stock as required by the Capital Plan.

Operational Risks

There were no material developments regarding our operational risk exposure during the first nine months of 2024.

CRITICAL ACCOUNTING ESTIMATES

There have been no material changes in the first nine months of 2024 to our critical accounting estimates. Our critical accounting estimates are described in detail in our 2023 Annual Report on Form 10-K.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Information required by this Item is set forth under the caption “Quantitative and Qualitative Disclosures About Risk Management” in Part I, Item 2, of this Report.

Item 4.    Controls and Procedures.

DISCLOSURE CONTROLS AND PROCEDURES

The FHLB's management, including its principal executive officer and principal financial officer, evaluate the effectiveness of the FHLB's disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, these two officers each concluded that, as of September 30, 2024, the FHLB maintained effective disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that it files under the Exchange Act is (1) accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

The FHLB's management, including its principal executive officer and principal financial officer, evaluate the FHLB's internal control over financial reporting. Based upon that evaluation, these two officers each concluded that there were no changes in the FHLB's internal control over financial reporting that occurred during the quarter ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, the FHLB's internal control over financial reporting.

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
(1)     Numbers coincide with Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 12th day of November 2024.

FEDERAL HOME LOAN BANK OF CINCINNATI
(Registrant)

By:	/s/ Andrew S. Howell
Andrew S. Howell
President and Chief Executive Officer
(principal executive officer)

By:	/s/ Stephen J. Sponaugle
Stephen J. Sponaugle
Executive Vice President - Chief Financial Officer
(principal financial officer)