Form 10-K
period 2024-12-31
Federal Home Loan Bank of Cincinnati
filed 2025-03-20
CIK 1326771

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

Page 1 of	162

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
☐ Yes   ☒ No
The capital stock of the registrant is not listed on any securities exchange or quoted on any automated quotation system, only may be owned by members and former members and is transferable only at its par value of $100 per share. At June 30, 2024, the aggregate par value of all Class B stock held by members and former members was $4,806,617,600. As of February 28, 2025, the registrant had 49,936,136 shares of capital stock outstanding, which included stock classified as mandatorily redeemable.
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
▪the ability to effectively use derivative instruments to reduce interest rate risk associated with certain assets and liabilities;
▪the ability to attract and retain skilled management and other key employees;
▪the ability to develop, secure and support technology and information systems that effectively manage the risks we face (including cybersecurity risks), and keep pace with technological changes and innovation such as artificial intelligence;
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

The FHLBank System also includes the Finance Agency and the Office of Finance. The Finance Agency is an independent agency in the executive branch of the U.S. government that regulates the FHLBanks, the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac), and the Office of Finance. The Office of Finance is a joint office of the FHLBanks that facilitates the issuance and servicing of the FHLBank System's Consolidated Obligations (Obligations).

Thrift institutions, commercial banks, credit unions, certain insurance companies, and certified community development financial institutions chartered in the Fifth District may voluntarily apply for membership in our FHLB. Applicants must satisfy membership requirements in accordance with statutes and Finance Agency regulations. These requirements deal primarily with home financing activities, satisfactory financial condition such that Advances may be made safely, and matters related to the regulatory, supervisory and management oversight of the applicant. By law, an institution is permitted to apply for membership in only one FHLBank, although a holding company may have memberships in more than one FHLBank through its subsidiaries. At December 31, 2024, we had 605 members.

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

Mission and Corporate Objectives

Our mission is to provide members with funding to support housing finance.

How We Achieve the Mission
We achieve our mission through a cooperative business model. We raise private-sector capital from member stockholders and issue low-cost, high-quality debt in the global capital markets jointly with other FHLBanks. The capital and proceeds from debt issuance enable us to provide members services—primarily, access to liquidity via reliable, readily available, and low-cost sources of funding to support their business activities including housing finance and affordable housing and community investment. We also offer a program to purchase certain mortgage loans, which provides members liquidity and helps them reduce market risk. Additionally, we provide a competitive return on members' capital investment in our company.

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

▪costs of providing below-market-rate Advances and direct grants and subsidies under the Affordable Housing Program; and

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

Governance

Board of Directors
Our Board of Directors is responsible for the overall oversight and management of the FHLBank pursuant to the Federal Home Loan Bank Act. The combination of public sponsorship and private ownership that drives our business model is reflected in the composition of our 17-member Board of Directors, all of whom members elect. Ten directors are officers and/or directors of our member institutions, while the remaining directors are Independent directors who represent the public interest. When nominating Independent director candidates, our Board values other attributes, skills and experience such as professional backgrounds, sex, race, and ethnicity. The professional backgrounds of our Independent directors cover a wide range of industries and expertise in areas such as financial markets, accounting, and economics, affordable housing organizations, and technology, including cybersecurity.

Culture of Ethical Behavior
We are committed to the highest possible standards of honesty, integrity and conduct. These standards are essential to our business and foster confidence in our FHLBank and the FHLB System. To promote these standards with our employees and our vendors, we maintain a Whistleblower Policy, Standards of Conduct that apply to all employees, and a Code of Ethics for Senior Financial Officers. The Standards of Conduct outline employees’ responsibilities to promptly raise compliance and ethics questions and concerns, and provide a description of the types of questions and concerns that should be raised. Each employee receives training on and certifies understanding and acceptance of the Standards of Conduct at the inception of their employment and, thereafter, must certify their compliance with the Standards of Conduct at least once each year.

Legal and Regulatory Oversight
Our business is subject to extensive federal laws, regulation and supervision. The laws and regulations to which we are subject cover all key aspects of our business, and directly and indirectly affect our product and service offerings, pricing, competitive position and strategic plan, relationship with members and third parties, capital structure, cash needs and uses, and information security. As discussed throughout this report, such laws and regulations can have a significant effect on key drivers of our results of operations, including, for example, our capital and liquidity, product and service offerings, risk management, and costs of compliance.

The Finance Agency has regulatory authority over the FHLBanks and is charged with ensuring that each FHLBank carries out its liquidity provider and housing finance mission, remains adequately capitalized, operates in a safe and sound manner, and complies with Finance Agency regulations. The Finance Agency is headed by a Director who has authority to promulgate regulations and to make other supervisory decisions.

To carry out these responsibilities, the Finance Agency conducts safety and soundness examinations of each FHLBank at least annually, as well as periodic reviews, and receives information on a daily or monthly basis relating to each FHLBank's activities, financial condition, and operating results. Each FHLBank also is examined for compliance with laws and regulations governing Housing and Community Development and Office of Minority and Women Inclusion activities and programs, and Fair Lending, Fair Housing and Consumer Protection. While an individual FHLBank has substantial discretion in governance and operational structure, the Finance Agency maintains broad supervisory and regulatory authority. In addition, the Comptroller General has authority to audit or examine the Finance Agency and the FHLBanks, to decide the extent to which the FHLBanks fairly and effectively fulfill the purposes of the FHLBank Act, and to review any audit, or conduct its own audit, of the financial statements of an FHLBank.

Ratings of Nationally Recognized Statistical Rating Organizations

The FHLBank System's comparative advantage in funding is acknowledged in its excellent credit ratings from nationally recognized statistical rating organizations (NRSROs). Moody's Investors Service (Moody's) currently assigns, and historically has assigned, the System's Consolidated Obligations the highest ratings available: long-term debt is rated Aaa and short-term debt is rated P-1. It also assigns a Prime-1 short-term bond rating on each FHLBank. It affirmed these ratings in 2024, but kept a negative outlook because of its rating with respect to the United States. In 2024, Standard & Poor's affirmed its issuer credit ratings on each FHLBank and its AA+ ratings on the System's senior debt and maintained a stable outlook. The ratings closely follow the U.S. sovereign ratings from both agencies.

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

We price a variety of standard Advance programs every business day and several other standard programs on demand. We also offer customized, non-standard Advances. Having a variety of programs gives members the flexibility to choose and customize their borrowings according to size, maturity, interest rate, interest rate index (for adjustable-rate coupons), interest rate options, and other features.

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

The objective of our credit risk management activities for Credit Services is to equalize risk exposure across members to a zero level of expected losses. We require each member to supply us with a security interest in eligible collateral that in the aggregate has estimated value in excess of the total Advances and Letters of Credit. Collateral is comprised mostly of single- and multi-family residential loans, commercial real estate loans, home equity loans, government guaranteed loans and bond securities. The combination of conservative collateral policies and risk-based credit underwriting activities sufficiently mitigates potential credit risk associated with Advances and Letters of Credit. As a result, at December 31, 2024, we did not expect any credit losses on Advances and, therefore, no allowance for credit losses on Advances was recorded. "Quantitative and Qualitative Disclosures About Risk Management” in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 5 of the Notes to Financial Statements provide more detail on our credit risk management of member borrowings.

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

We do not own any asset-backed securities or privately-issued MBS.

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

How We Manage Risks of Investments. We manage our investment holdings to have a low to moderate degree of market risk and very limited credit risk. We believe that a philosophy of purchasing investments with a high amount of market or credit risk would be inconsistent with our GSE status and corporate objectives.

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

Our internal policies specify guidelines for, and relatively tight constraints on, the types and amounts of short-term investments we are permitted to hold and the maximum amount of credit risk exposure we are permitted to have with eligible counterparties. We believe all of our investments have high credit quality because of our conservative investment policies and practices. As a result, at December 31, 2024, we did not expect any credit losses on our investments and, therefore, no allowance for credit losses on investments was recorded.

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

A “conventional” mortgage refers to a non-government-guaranteed mortgage. A “conforming” mortgage refers to a loan that meets the dollar limit permissible to be lent as a regular prime (i.e., non-jumbo, non-subprime) mortgage and other funding criteria of Fannie Mae and Freddie Mac. For 2025, the Finance Agency established the conforming limit for mortgages that finance single-family one-unit properties at $806,500. Additionally, the Finance Agency allows higher conforming limits on loans originated in a limited number of high-cost areas. We have elected to only purchase mortgages up to the $806,500 conforming limit.

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

The Lender Risk Account is a key component of how we manage residual credit risk. It is a holdback of a portion of the initial purchase price. Starting after five years from the loan purchase date, we may return the holdback to PFIs if they manage credit risk to predefined acceptable levels of exposure on the loans they sell to us. Actual loan losses are deducted from the amount of the purchase-price holdback we return to the PFI. The Lender Risk Account provides PFIs with a strong incentive to sell us high quality performing mortgage loans.

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

At December 31, 2024, the amount of membership stock required for each member ranged from a minimum of $1,000 to a maximum of $20 million, with the amount within that range determined as a percentage of member assets. Separate from its membership stock, each member is required to purchase and hold activity stock to capitalize Mission Assets and Activities. Activity stock is required to capitalize the principal balance of Advances, guaranteed funds and rate Advance commitments, the principal balance of loans and commitments in the MPP, and the notional balance of Letters of Credit.

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

Consistent with Finance Agency requirements, we have a policy that sets forth a minimum amount of retained earnings we believe is needed to mitigate impairment risk and facilitate dividend stability in light of the risks we face. At December 31, 2024, the minimum retained earnings requirement was approximately $840 million, based on mitigating quantifiable risks under very stressed business and market scenarios to a 99 percent confidence level. At the end of 2024, our retained earnings totaled $1.8 billion. We believe the current amount of retained earnings is fully sufficient to protect our capital stock against impairment risk and to provide for dividend stability.

Joint Capital Agreement to Augment Retained Earnings
The FHLBanks entered into a Joint Capital Enhancement Agreement (the Capital Agreement) in 2011. The Capital Agreement provides that each FHLBank will, on a quarterly basis, allocate at least 20 percent of its net income to a restricted retained earnings account (the Account) until the balance of the Account, calculated as of the last day of each calendar quarter, equals at least one percent of that FHLBank's average balance of outstanding Consolidated Obligations for the calendar quarter. The Account is not available to be distributed as dividends except under certain limited circumstances. The Capital Agreement does not limit our ability to use retained earnings held outside of the Account to pay dividends. Although we have always maintained compliance with our capital requirements, we believe the Capital Agreement enhances risk mitigation by building a larger capital buffer over time to absorb unexpected losses, if any, that we may experience.

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

The derivatives we transact related to mortgage loans are designed to hedge interest rate risk and prepayment risk. Such derivatives include options on interest rates swaps (swaptions) and sales of to-be-announced MBS for forward settlement.

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

Mortgage Purchase Program
The primary competitors for mortgage loans we purchase in the MPP are Fannie Mae and Freddie Mac, government agencies such as the Government National Mortgage Association (Ginnie Mae), and other secondary mortgage market conduits. Fannie Mae and Freddie Mac, in particular, are the dominant purchasers of fixed-rate conventional mortgages. In addition, a number of private financial institutions have securitization programs as well. The MPP also competes with the Federal Reserve to the extent it purchases MBS and affects market prices and the availability of supply.

Debt Issuance
The FHLBank System primarily competes with the U.S. government and other GSEs for funds raised through the issuance of unsecured debt in the national and global debt markets. Increases in the supply of competing debt products may, in the absence of increases in demand, result in higher debt costs.

HOUSING FINANCE AND COMMUNITY DEVELOPMENT

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

Our Housing and Community Investment Programs include the Affordable Housing Program (AHP) and various housing and community economic development-related Advance and grant programs. We fund the AHP with an accrual equal to 10 percent of our previous year's net earnings, mandated by the Financial Institutions Reform, Recovery and Enforcement Act of 1989. In addition to the mandated 10 percent accrual, the Board of Directors may elect to make voluntary contributions to the AHP. See Note 10 of the Notes to Financial Statements for a complete description of the AHP calculation.

The AHP provides funding for the development of affordable housing, from large rental complexes that provide homes to seniors to individual homes for first-time homebuyers. The Program consists of a Competitive Program and a homeownership program called Welcome Home, which assists homebuyers with down payments and closing costs. Under the Competitive Program, we may distribute funds in the form of grants or below-market rate Advances to members that apply and successfully compete in an annual offering. Under Welcome Home, we make funds available beginning in the first quarter of each year until they have been fully committed. For both programs, the income of qualifying individuals or households must be 80 percent or less of the area median income. We set aside up to 35 percent of the AHP accrual for Welcome Home and allocate the remainder to the Competitive Program.

Two other housing programs that fall outside of the AHP are the Community Investment Program and the Economic Development Program. Advances under the former program have rates equal to our cost of funds, while Advances under the latter program have rates equal to our cost of funds plus reasonable administrative costs. Members use the Community Investment Program to serve housing needs of low- and moderate-income households and, under certain conditions, community economic development projects. Examples of Community Investment Program Advance uses are converting commercial buildings into low-income rentals, developing condominiums for underserved senior citizens, creating living centers for at-risk veterans, and other projects. The Economic Development Program is a discounted Advance program used to promote economic development and job creation and retention.

In addition to the statutory AHP assessment, the Board of Directors may elect to make voluntary contributions to the AHP or other housing and community investment activities. In 2024, we committed to making voluntary contributions representing at least five percent of our earnings in support of affordable housing and community investment initiatives. During 2024, we offered four voluntary housing programs, the Carol M. Peterson (CMP) Housing Fund, the Rise Up program, the Disaster Reconstruction Program and the Zero Interest Fund. In 2024, the FHLB disbursed $15 million through the CMP Housing Fund. In January 2025, the Board authorized $10 million for the CMP Housing Fund for use in 2025. These funds are primarily offered as grants to low-income homeowners to pay for accessibility rehabilitation and emergency repairs for those who have special needs or are over age 60. The Rise Up program disbursed $6 million during 2024. This program offered grants of $25,000 for down payment, closing costs, and principal reduction assistance for first-generation homebuyers who were purchasing their first home in Franklin County, Ohio. The Disaster Reconstruction Program disbursed approximately $1 million in 2024 to help very low- to moderate-income families whose homes were impacted by fires, tornadoes, flooding, landslides or other state or federally declared natural disasters in the Fifth District. The program offers up to $20,000 to help repair and rebuild homes affected by disasters and $10,000 for displaced renters to purchase homes. The Zero Interest Fund, a $2 million revolving loan fund, provides loans with a zero percent interest rate to support upfront infrastructure costs on residential and economic development projects. We continue to evaluate our voluntary housing programs and may add new programs in 2025 to further support the housing and community investment needs within the Fifth District.

Serving the Community
We offer a range of opportunities for our employees to connect and grow personally and professionally through educational opportunities, employee resource groups, community outreach, fundraising campaigns and volunteer opportunities that support and give back to our local communities. Our corporate outreach and development efforts in 2024 included participation in or donations to various organizations including Cincinnati USA Regional Chamber, Special Olympics, the YWCA of Greater Cincinnati, the YWCA of Knoxville, the United Way Campaign, the Cincinnati Wish Tree Program, African American Chamber of Commerce, Artswave, Heart Mini-Marathon and Walk sponsored by the American Heart Association, Adopt-A Class, Habitat for Humanity, Vietnamese Student Association, City Gospel Mission, Autism Connections Cincinnati, ORANCO River Clean Up, Freestore Foodbank, and Welcome House of Northern Kentucky.

HUMAN CAPITAL RESOURCES

Our human capital is a significant contributor to the success of our strategic business objectives. In managing human capital, we focus on our workforce profile and the various programs and philosophies described below.

Workforce Profile
Our workforce is primarily comprised of corporate employees, with one location of principal operations. As of December 31, 2024, we had 274 employees. Our workforce is leanly staffed, and historically has included a number of longer-tenured employees. As of December 31, 2024, the average tenure of our employees was nine years. We strive to both develop talent from within the organization and supplement with external hires. Developing talent internally results in institutional strength and continuity and promotes loyalty and commitment in our employee base, which furthers our success. However, adding new employees contributes to new ideas, continuous improvement, and our goals of an inclusive workforce. We encourage feedback from employees through third party surveys, internal surveys and a dedicated email address to send in questions or comments for review by the Chief Executive Officer. Our employees are not represented by a collective bargaining unit.

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

Office of Minority and Women Inclusion
We are required by federal statute (12 U.S.C. § 4520) and Finance Agency regulations to have an Office of Minority and Women Inclusion. Our Office of Minority and Women Inclusion officer is a member of the senior management team reporting to the President and Chief Executive Officer, who then acts as a liaison to the Board of Directors. As required by applicable law, we operationalize our commitment to the principles of equal opportunity in employment and contracting through the development and execution of a three-year strategic plan, and we report regularly on our performance to management and the Board of Directors. We offer a range of educational opportunities, and we support connections and belonging as well as the personal and professional growth of our workforce.

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

Changes in the legislative and regulatory environment could unfavorably affect our business model, financial condition, and results of operations.

In addition to potential GSE reform, the legislative, federal executive administration and regulatory environment in which the System operates continues to undergo change and could experience significant volatility. We cannot predict when or what regulations will be issued or revised or what legislation will be enacted or repealed, and we cannot predict the effect of any such regulations or legislation on our business operations and/or financial condition. Recently-promulgated and future legislative and regulatory actions could result in, among other things: an increase in our cost of funding and regulatory compliance; a change in membership or permissible business activities; additional capital and liquidity requirements; additional contributions under our AHP; reduced demand for Advances or limitation on Advances made to members (including changes relating to credit underwriting standards and member credit risk management requirements); or a change in the size, scope, or nature of our lending, investment, or mortgage financing activities. Furthermore, since we are reliant upon a voluntary membership base, a member’s willingness to maintain the required level of capital stock investment may be influenced by changes in the legislative and regulatory environment.

For example, the Finance Agency issued the “FHLBank System at 100: Focusing on the Future” report (System at 100 Report) in November 2023, which is a potential source of important regulatory changes. The report focuses on the FHLBank System's: (i) mission; (ii) role as a stable and reliable source of liquidity; (iii) role in housing and community development; and (iv) operational efficiency, structure and governance. The report is discussed in greater detail in the "Legislative and Regulatory Developments - Finance Agency’s Review and Analysis of the FHLBank System" section of the "Executive Overview" in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

We are not able to predict what changes, if any, will ultimately result from the Finance Agency's recommendations in the report nor are we able to predict the extent or timing of such changes, particularly in light of the changes in the Finance Agency’s leadership and potential changes in the regulatory environment. Any such changes as well as any resulting increased scrutiny of us and the FHLBank System and our mission and activities could materially affect our business operations, results of operations and reputation, and the value of FHLBank membership.

See the "Legislative and Regulatory Developments" section of the "Executive Overview" in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information about recent legislative and regulatory developments.

Potential GSE reform could unfavorably affect our business model, financial condition, and results of operations.

Due to our GSE status, the ultimate resolution to the conservatorship of Fannie Mae and Freddie Mac could affect the FHLBanks. While there appears to be consensus that a permanent financial and political solution to the current conservatorship status should be implemented, no consensus has evolved to date around any of the various legislative proposals. Some policy proposals directed towards Fannie Mae and Freddie Mac have included provisions applicable to the FHLBank System, such as limitations on Advances and portfolio investments. Other proposals have included broader changes in GSE mortgage finance, such as the FHLBank System being a greater participant in the secondary mortgage market, which could affect the FHLBank System's long-standing business model.

There are significant differences between the FHLBank System and Fannie Mae and Freddie Mac, including the System's focus on lending as opposed to guaranteeing mortgages and its distinctive cooperative business model. GSE legislation could inadequately account for these differences. This could jeopardize the ability of the FHLBank System to continue operating effectively within its current business model, including by adversely changing the perceptions of the capital markets about the risk associated with the debt of housing GSEs. This change in the perception of risk generally, or any actual or perceived competitive advantage to Fannie Mae and Freddie Mac arising from the ultimate resolution to their conservatorship, could adversely affect our funding costs, access to funding, competitive position, and financial condition and results of operations.

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

Exposure of earnings to unhedged changes in interest rates and mortgage prepayment speeds is a source of residual risk. We derive most of our income from the interest earned on assets less the interest paid on Consolidated Obligations and deposits used to fund the assets. Spreads on our assets tend to be narrow compared to those of many other financial institutions due to our cooperative business model. Market conditions, yield curve shape, competitive forces, and market risk exposure could cause these already narrow asset spreads to decline, which could substantially reduce our profitability. A key spread relationship is that we tend to utilize Consolidated Discount Notes to fund a significant amount of assets that have adjustable-rates tied to a benchmark interest rate, such as SOFR. Because rates on Discount Notes do not perfectly correlate with other adjustable benchmark interest rates, a narrowing of this spread, for example from investors changing perceptions about the quality of our debt, could lower income and reduce balances of Mission Assets and Activities.

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

We are exposed to liquidity risk if significant disruptions in the capital markets occur. Although the System has been able to maintain access to the capital markets for debt issuances on acceptable terms in its history, there is no assurance this will continue to be the case. Our ability to effectively access the capital markets on acceptable terms could be adversely affected by external events (such as general economic and financial instabilities, political instability, wars, natural disasters, pandemics or other widespread health emergencies, civil unrest or other unanticipated or catastrophic events), deterioration in the perception of financial market participants about the financial strength of Consolidated Obligations, or downgrades to the System's credit ratings or the U.S. sovereign credit rating or outlook. For example, a failure by the U.S. Congress to adequately address its statutory debt limit in a timely manner, or uncertainty relating to the debt limit, could result in additional downgrades to the U.S. sovereign credit rating or outlook and cause significant disruptions in the capital markets. The System could also be affected by the continued changes in the capital markets in response to financial regulations and by the joint and several liability for Consolidated Obligations, which exposes the System as a whole to events at individual FHLBanks. If access to capital markets were to be impaired for an extended period, the effect on our financial condition and results of operations could be material. At the extreme, the System's ability to achieve its mission and satisfy its financial obligations could be threatened.

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

Some of our liquidity investments and portions of certain derivatives are unsecured. We make unsecured liquidity investments in and transact derivatives with highly rated, investment-grade institutions, have conservative limits on dollar and maturity exposure to each institution, and have strong credit underwriting practices. Failure of an investment or derivative counterparty with which we have a large unsecured position could have a material adverse effect on our financial conditions and results of operations. To the extent we engage in derivative transactions required to be cleared under provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), we may be exposed to nonperformance from central clearinghouses and Futures Commission Merchants.

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

Failures or interruptions in our information systems and other technologies and our reliance on third-party vendors could harm our financial condition, results of operations, reputation, and relations with members.

As a financial institution, we rely heavily on internal and third-party information systems and other technology to manage our business, including the secure processing, storage and transmission of confidential borrower and financial information in computer systems and networks. For instance, due to our reliance on the book-entry system of the Federal Reserve Banks for debt issuance and servicing operations, we depend on them and their fiscal agent, the Federal Reserve Bank of New York, and one or more settlement agents to issue and make payments of principal and interest on Consolidated Obligations. Failures in information systems and other technologies could occur from human error, fraud, cyberattacks, errors or misuse of systems and services we employ, failures to follow established protocols, lapses in operating processes, or natural or man-made disasters. Also, if key technology platforms become obsolete, if we fail to keep pace with technological changes or innovation, including artificial intelligence, or if we experience disruptions, our results of operations could be materially adversely affected.

Computer systems, software and networks are increasingly more vulnerable to failures and interruptions from cyberattacks, which may include breaches, unauthorized access, misuse, computer viruses or other malicious or destructive code (such as ransomware) and other events against information owned by our company and customers. These failures and interruptions could jeopardize the confidentiality or integrity of information, or otherwise cause interruptions or malfunctions in operations. Cyberattacks, in particular those on financial institutions and financial market infrastructures, have become more frequent, sophisticated, and increasingly difficult to detect or prevent, including as a result of the increased capabilities of artificial intelligence and other emerging technologies that may be used maliciously. It could take considerable time for us to determine the scope, extent, amount, and type of information compromised under a cyberattack. Additionally, threats of cyber terrorism, external extremist parties, including state-sponsored actors, result in heightened risk exposure. These threats may increase as a result of geopolitical conflicts. We can make no assurance that we will be able to prevent, timely and adequately address, or mitigate failures, interruptions, or cyberattacks in information systems and other technology. If we experience a failure, interruption, or cyberattack in any of these systems, we may be unable to effectively conduct or manage business activities, operating processes, and risk management, which could significantly harm customer relations, our reputation, and operating costs, potentially resulting in material adverse effects on our financial condition and results of operations. We may not be able to foresee, prevent, mitigate, reverse or repair the negative effects of such failures, interruptions, cyberattacks, or cyber terrorism.

We rely on financial models to manage certain risks, support business decisions, and for accounting and reporting purposes. The impact of financial models and the underlying assumptions used could have an adverse impact on our financial condition and results of operations.

We make significant use of financial models for managing risk. For example, we use models to measure and monitor exposures to interest rate and other market risks, including prepayment risk and credit risk. We also use models to determine the fair value of financial instruments for accounting and reporting purposes when independent price quotations are not available or reliable. The information provided by models is also used in making business decisions relating to strategies, initiatives, transactions, and products. We have adopted policies, procedures, controls and perform regular validations to manage the use of these models. However, models are inherently imperfect predictors of actual results because they are based on assumptions about future performance. Changes in models or in the assumptions, judgments, or estimates used may cause the results generated by a model to be materially different. If the results are not reliable due to inaccurate assumptions, judgments, or estimates, we could make poor business decisions, including asset and liability management, or other decisions, which could result in an adverse impact on our financial condition and results of operations.

Natural disasters, including those resulting from significant climate change, could adversely affect our business and our members’ businesses.

Natural disasters, such as hurricanes, tornadoes, floods, wild fires, and droughts may impact our operations or our members’ businesses. Climate change is increasing the frequency, intensity and duration of these weather events. These natural disasters, including those resulting from significant climate change, could destroy or damage facilities or other properties (such as collateral that members have pledged to secure Advances or mortgages), disrupt business, increase the probability of power or other outages, or otherwise cause significant economic dislocation in the affected regions. Any of these situations may adversely affect our financial condition and results of operations.

Our financial condition and results of operations could suffer if we are unable to hire and retain skilled key personnel.

We rely on key personnel for many of our functions and have a relatively small workforce, given the size and complexity of our business. The success of our mission depends, in large part, on the ability to attract and retain key personnel. We must continue to recruit, retain and motivate a qualified pool of employees, both to maintain our current business, and to execute strategic initiatives. Failure to attract and retain skilled key personnel or ineffective succession planning related to key personnel could adversely affect our financial condition and results of operations.

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

Cybersecurity risk management is integrated with our overall risk management framework overseen by our Enterprise Risk Management Committee – a management level committee, including senior management and other leadership representatives from our operational risk, information security, information technology, legal, operations, and other departments. Our Enterprise Risk Management Committee is responsible for approving policies to support the management and implementation of the cybersecurity program. Our policies establish administrative, technical, and physical safeguards designed to protect the security, confidentiality, and integrity of our information in accordance with Finance Agency regulations and applicable laws. Additionally, the Enterprise Risk Management Committee recommends the annual information technology strategic plan to senior management prior to Board review and approval. This committee receives regular reporting from our chief information security officer similar to what is provided to the Board, and more detailed reporting regarding the availability of information technology assets and cybersecurity threats being monitored.

Our chief information security officer, who reports both to our chief risk officer and our chief information officer, manages the cybersecurity governance framework designed to protect the confidentiality, integrity, and availability of our information technology assets and data under our control. Our chief information security officer has approximately six years of experience with the FHLB in successively more responsible roles and has led teams to design, secure, implement, and audit numerous technology solutions. Our information security group is responsible for developing, documenting, and approving our information security control standards, guidelines, and procedures, in line with the policies and standards set forth by the Board and management committee. They are experienced and knowledgeable in both technology and cybersecurity and maintain industry recognized security certifications.

The business continuity program is overseen by the Business, Operations, and Technology Committee of the Board and includes business impact analysis for developing effective plans and a disaster recovery plan to respond, recover, resume, and restore technology assets critical for us to operate. Our Enterprise Risk Management Committee is responsible for oversight of operational risk and oversees the implementation of the business continuity program as approved by the Board.

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

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

By law our stock is not publicly traded, and only our members (and former members with a withdrawal notice pending) may own our stock. The par value of our capital stock is $100 per share. As of February 28, 2025, we had 614 member and former member stockholders and approximately 50 million shares of capital stock outstanding, all of which were Class B Stock.

Generally, the Board of Directors has discretion to declare or not declare dividends and to determine the rate of any dividend declared. Our policy states that dividends for a quarter are declared and paid from retained earnings after the close of a calendar quarter and are based on average stock balances for the then closed quarter. The Board of Directors' decision to declare dividends is influenced by the financial condition, overall financial performance and retained earnings of the FHLB, and actual and anticipated developments in the overall economic and financial environment including interest rates and the mortgage and credit markets. The dividend rate is generally referenced as a spread to average short-term interest rates experienced during the quarter to help assess a competitive level for our stockholders. In 2024, 2023, and 2022 we declared quarterly cash dividends.

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

RECENT SALES OF UNREGISTERED SECURITIES

We provide Letters of Credit in the ordinary course of business to support members' obligations issued in support of unaffiliated, third-party offerings of notes, bonds or other securities. We provided $51 million, $92 million, and $11 million of such credit support during 2024, 2023, and 2022. To the extent that these Letters of Credit are securities for purposes of the Securities Act of 1933, their issuance is exempt from registration pursuant to Section 3(a)(2) thereof.

Item 6.     [Reserved].

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

This discussion and analysis of the FHLB's financial condition and results of operations should be read in conjunction with the Financial Statements and related Notes to Financial Statements contained in this Form 10-K.

EXECUTIVE OVERVIEW

During 2024, we delivered on our dual mission of providing access to ongoing liquidity funding to member financial institutions and expanding support for affordable housing and community investment. We continue to monitor the changing economic landscape and are committed to assisting members in meeting their funding needs.

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

Mission Assets and Activities

Primary Mission Assets (i.e., principal balances of Advances and mortgage loans held for portfolio) and Supplemental Mission Activities (i.e., Letters of Credit, Mandatory Delivery Contracts and standby bond purchase agreements) are the principal business activities by which we fulfill our mission with direct connections to members and what we refer to as Mission Assets and Activities. We regularly monitor our level of Mission Assets and Activities. One measure we use to assess mission achievement is our Primary Mission Asset ratio, which measures the sum of average Advances and mortgage loans as a percentage of average Consolidated Obligations (adjusted for certain high-quality liquid assets, as permitted by regulation). In 2024, the Primary Mission Asset ratio averaged 75 percent, above the Finance Agency's preferred ratio of 70 percent. In assessing overall mission achievement, we also consider supplemental sources of Mission Assets and Activities, the most significant of which is Letters of Credit issued for the benefit of members.

The following table summarizes our Mission Assets and Activities.

	Year Ended December 31,
	Ending Balances		Average Balances
(In millions)	2024	2023	2024	2023
Primary Mission Assets (1):
Advances	$79,545	$73,638	$74,669	$83,678
Mortgage loans held for portfolio	7,093	6,960	7,032	6,917
Total Primary Mission Assets	$86,638	$80,598	$81,701	$90,595

Supplemental Mission Activities (2):
Letters of Credit (notional)	$48,915	$47,098	$47,458	$43,775
Mandatory Delivery Contracts (notional)	26	101	60	62
Standby bond purchase agreements (notional)	—	—	—	1
Total Supplemental Mission Activities	$48,941	$47,199	$47,518	$43,838
(1)Amounts represent principal balances.
(2)Amounts represent off-balance sheet commitments.

Advance principal balances increased $5.9 billion (eight percent) from year-end 2023 given depository members' strong demand for liquidity. However, average principal Advance balances for 2024 decreased $9.0 billion (11 percent) compared to 2023. Average Advance balances were higher for 2023 as member demand increased in March 2023 in response to the turmoil in the banking industry and financial markets. Most of these Advances had matured or were prepaid by the end of 2023.

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

MPP principal balances increased $0.1 billion (two percent) from the year-end 2023 balance. During 2024, we purchased $0.8 billion of mortgage loans, while principal reductions were $0.7 billion. Principal purchases and reductions in 2024 were limited due in large part to the elevated mortgage rate environment.

Letters of Credit increased $1.8 billion (four percent) from year-end 2023. Letters of Credit balances are primarily used by members to secure public unit deposits. We normally earn fees on Letters of Credit based on the actual average amount of the Letters utilized, which generally is less than the notional amount issued.

Affordable Housing and Community Investment

In addition to providing readily-available, competitively-priced sources of funds to members, one of our core missions is to support affordable housing and community investment. We are statutorily required to set aside a portion of our profits to support affordable housing each year. These funds assist members in serving very low-, low-, and moderate-income households and community economic development. Our net income for 2024 resulted in a statutory assessment of $68 million to the AHP pool of funds available to members in 2025.

In addition to the statutory AHP assessment, the Board of Directors may elect to make voluntary contributions to the AHP or other housing and community investment activities. In 2024, we committed to making voluntary contributions representing at least five percent of our earnings in support of affordable housing and community investment initiatives. These voluntary contributions are recorded in non-interest expense on the Statements of Income, which reduces net income before assessments, and, in turn, reduces the statutory AHP assessment each year. As such, in 2024, we committed to make supplemental voluntary contributions to the AHP by an amount that equals what the statutory AHP assessment would be in the absence of these effects. The table below provides a summary of our voluntary contribution commitment and fulfillment for the year ended December 31, 2024.

(Dollars in millions)	Year Ended December 31, 2024
Voluntary contribution commitment	$38
Voluntary contribution fulfillment	38
Fulfillment excess (shortfall)	$—

Fulfillment, as a percentage of prior year net income subject to assessment, as adjusted	5%

Voluntary contribution fulfillment	$38
Supplemental voluntary contributions to AHP	4
Total voluntary contributions, including supplemental contributions to AHP assessment	$42

Results of Operations

Our earnings over time reflect the combination of a stable business model and conservative management of risk. Key market driven factors that can cause significant periodic volatility in our profitability include changes in Mission Assets and Activities, the level of interest rates, changes in spreads between benchmark interest rates and our short-term funding costs, recognition of net amortization from accelerated prepayments of mortgage assets, fair value adjustments related to the use of derivatives and the associated hedged items, and general economic conditions. The table below summarizes our results of operations.

	Year Ended December 31,
(Dollars in millions)	2024	2023	2022
Net income	$608	$668	$252
Return on average equity (ROE)	9.48%	9.63%	4.78%
Return on average assets	0.49	0.49	0.25
Weighted average dividend rate	9.00	7.60	4.31
Dividend payout ratio (1)	70.2	61.5	57.1
Average Secured Overnight Financing Rate (SOFR)	5.14	5.01	1.65
ROE spread to average SOFR	4.34	4.62	3.13
Dividend rate spread to average SOFR	3.86	2.59	2.66
(1)Dividend payout ratio is dividends declared in the period as a percentage of net income.

Our profitability was strong in 2024, which enabled us to pay a competitive return to stockholders, make meaningful contributions to support affordable housing and community investment and grow capital by increasing retained earnings. However, net income decreased $60 million in 2024 compared to 2023 primarily due to lower spreads earned on mortgage loans held for portfolio, lower average Advance balances and increased voluntary housing and community investment contributions. Higher spreads earned on MBS partially offset some of the factors decreasing net income.

We strive to provide a competitive return on members' capital investment in our company through quarterly dividend payments. In December 2024, we paid stockholders a quarterly dividend at a 9.00 percent annualized rate on their capital investment in our company, which was 4.33 percentage points above the fourth quarter average SOFR. After we paid our quarterly dividend, retained earnings totaled $1.8 billion on December 31, 2024, an increase of 11 percent from year-end 2023. We believe the amount of retained earnings is sufficient to protect against members' impairment risk of their capital stock investment in the FHLB and to provide the opportunity to stabilize or increase future dividends.

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

	Year 2024		Year 2023		Year 2022
	Ending	Average	Ending	Average	Ending	Average
Federal funds effective	4.33%	5.14%	5.33%	5.03%	4.33%	1.69%
SOFR	4.49	5.14	5.38	5.01	4.30	1.65
2-year U.S. Treasury	4.24	4.38	4.25	4.60	4.43	2.98
10-year U.S. Treasury	4.57	4.21	3.88	3.96	3.88	2.95
15-year mortgage current coupon (1)	5.11	4.95	4.62	5.11	4.71	3.60
30-year mortgage current coupon (1)	5.83	5.59	5.25	5.62	5.39	4.25

	Year 2024 by Quarter - Average
	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Federal funds effective	5.33%	5.33%	5.26%	4.65%
SOFR	5.31	5.32	5.27	4.67
2-year U.S. Treasury	4.49	4.84	4.05	4.16
10-year U.S. Treasury	4.15	4.45	3.95	4.28
15-year mortgage current coupon (1)	5.03	5.31	4.56	4.90
30-year mortgage current coupon (1)	5.61	5.90	5.24	5.60
(1)     Current coupon rate of Fannie Mae par mortgage-backed securities (MBS) indications.

On December 31, 2024, the target overnight Federal funds rate was in the range of 4.25 to 4.50 percent, a decrease of 100 basis points from the range on December 31, 2023.

Average overnight rates were approximately 10 basis points higher in 2024 compared to the same period of 2023, while average mortgage rates decreased slightly. Our earnings from capital increased $4 million in 2024 because of the higher average short-term rates.

During 2024 and throughout 2023, the market risk exposure to changing interest rates was moderate and within policy limits. We believe that longer-term profitability will be competitive, unless interest rates were to increase significantly for a sustained period of time.

Legislative and Regulatory Developments

Certain significant legislative and regulatory actions and developments are summarized below.

General
The FHLBank System is subject to legislative and regulatory oversight. Legislative and regulatory actions applicable, directly or indirectly, to the FHLBank System have increased uncertainty regarding the business model and membership base under which the FHLBanks may operate in the future. This is due primarily to the uncertainty around potential actions related to the change in priorities under the new federal executive administration and Congress, the Finance Agency's review of the FHLBank System, future GSE reform, and the evolution of mortgage financing moving towards financial institutions currently not eligible for FHLBank membership. Certain early actions by the current federal executive administration suggest the FHLBank’s regulatory environment is changing. For example, on January 20, 2025, the new administration ordered all executive departments and agencies to, among other things, not propose or issue any rule until a department or agency head appointed or designated by the president reviews and approves the rule. This order applies to proposed rules, among other regulatory actions, including those discussed below. As a result, there is uncertainty with respect to the ultimate result of the impacted regulatory actions and their ultimate effects on us and the FHLBank System. Likewise, certain executive orders may impact the regulatory priorities of the federal regulators, including the Finance Agency.

We cannot predict the ultimate outcomes of these uncertainties, which could affect our business operations, results of operations and reputation. See Item 1A. Risk Factors for more discussion.

Finance Agency’s Review and Analysis of the FHLBank System
On November 7, 2023, the Finance Agency issued a written report titled “FHLBank System at 100: Focusing on the Future,” (System at 100 Report) presenting its review and analysis of the FHLBank System and the actions and recommendations that it plans to pursue in service of its vision for the future of the FHLBank System. The report focuses on four broad themes as part of a multi-year collaborative effort with the FHLBanks, their member institutions, and other stakeholders to:

▪update and clarify its regulatory statement of the FHLBanks' mission;
▪clarify the FHLBanks' liquidity;
▪expand the FHLBanks' housing and community development focus; and
▪promote the FHLBanks' operational efficiency.

The Finance Agency has since issued rulemakings and requests for input and made legislative recommendations for the FHLBank System in its 2023 Report to Congress issued on June 14, 2024 consistent with proposed plans and actions included in the System at 100 Report.

Given the current regulatory environment, we are not able to predict what actions, if any, will ultimately result from the Finance Agency’s recommendations in the report, the timing of any such actions, the extent of any changes to us or the FHLBank System, or the ultimate effect on us or the FHLBank System of any such actions.

Advisory Bulletin on FHLBank Member Credit Risk Management
On September 27, 2024, the Finance Agency issued an advisory bulletin setting forth the Finance Agency’s expectations that an FHLBank’s underwriting and credit decisions should reflect a member’s financial condition and not rely solely on the collateral securing the member’s credit obligations. The advisory bulletin provides guidance for the FHLBanks to implement policies for credit risk governance, member credit assessment, and monitoring of credit conditions, among other considerations. It also provides guidance on the oversight of members in financial distress by recommending implementation of escalation policies; processes for coordination with members’ prudential regulators; and management policies addressing default, failure, and insolvency situations. We are in the process of implementing appropriate adjustments to relevant policies and procedures.

Advisory Bulletin on Federal Home Loan Bank System Climate-Related Risk Management
On September 30, 2024, the Finance Agency issued an advisory bulletin setting forth the Finance Agency’s expectation that each FHLBank should integrate climate-related risk management into its existing enterprise risk management framework over time. The advisory bulletin provides that an effective framework should address climate-related risk governance, such as selection of the related risk appetite and setting strategy and objectives, establishing and implementing plans to mitigate and monitor and report material exposures to such risks, and establishing roles and responsibilities for the board of directors and management. The advisory bulletin requires us to establish metrics that track exposure to climate-related risks and collect related data to quantify risk exposures; conduct climate-related scenario analyses; implement processes to report and communicate climate-related risks to internal stakeholders; and have a plan to respond to natural disasters and support climate resiliency. The advisory bulletin also requires us to identify and incorporate climate-related legal and compliance risk into our existing enterprise risk management framework, including applicable climate-related regulations and federal and state disclosure requirements.

Likewise, we continue to monitor developments relevant to the SEC’s final rule on the enhancement and standardization of climate-related disclosures, including recent statements from the Acting Chairman of the SEC that indicate that the SEC could take steps to rescind the rule. We also continue to monitor the status of certain climate-related state laws to assess their possible impacts on us.

Proposed Rule on FHLBank System Boards of Directors and Executive Management
On November 4, 2024, the Finance Agency published a notice of proposed rulemaking in the Federal Register that would revise regulations addressing boards of directors and overall corporate governance of the FHLBanks and the Office of Finance. If adopted as proposed, it would, among other things: (1) affect director compensation by allowing the Director of the Finance Agency to establish an annual amount of director compensation that the Director determines is reasonable; (2) require us to complete and submit background checks to the Finance Agency on every nominee for a directorship; (3) change public interest independent director qualifications, in part, by requiring a person to have advocated for, or otherwise acted primarily on behalf of or for the direct benefit of, consumers or the community to meet the representation requirement; (4) expand the list of qualifying experiences for all independent directors to include artificial intelligence, information technology and security, climate-related risk, Community Development Financial Institutions business models, and modeling; and (5) establish a review process for director performance and participation, together with a process for removing our directors for cause. Other proposed revisions address, among other things, our conflicts of interest policies, covering all employees, including specific limitations on executive officers and senior management, and record retention.

Several of the proposed revisions could result in significant changes to the nomination, election, and retention of our Board of Directors. Additional director eligibility requirements and limitations on, and potential reductions or limitations to, director compensation resulting from the proposed rule could hinder our ability to recruit and retain the talent and expertise that are critical to the ability to satisfy our mission, particularly given the growing complexities of the finance industry. We continue to consider the effect that the proposed rule could have on us.

Finance Agency Final Rule on Fair Lending, Fair Housing, and Equitable Housing Finance Plans
On May 16, 2024, the Finance Agency published in the Federal Register its final rule that specifies requirements related to FHLBanks’ compliance with fair housing and fair lending laws and related regulations, including the Fair Housing Act and the Equal Credit Opportunity Act, and prohibitions on unfair or deceptive acts or practices under the Federal Trade Commission Act (the FTC Act). The final rule (i) addresses the enforcement authority of the Finance Agency; (ii) articulates standards related to boards of directors’ oversight of fair housing, fair lending, and the prohibitions on unfair or deceptive acts or practices under the FTC Act; and (iii) requires each FHLBank to annually report actions it voluntarily takes to address barriers to sustainable housing opportunities for underserved communities (Equitable Housing Report Requirements). The final rule became effective on July 15, 2024, except that the Equitable Housing Report Requirements will become effective on February 15, 2026. The Finance Agency has since issued advisory bulletins setting forth its expectations regarding the FHLBanks’ compliance with the final rule. We have reviewed this rule and related advisory bulletins and have taken steps to comply with the requirements and proceed in accordance with the guidance. We expect to continue to make progress in these efforts.

Agreements Regarding Process to End the Conservatorships of Fannie Mae and Freddie Mac (the Enterprises)
The Enterprises have been in conservatorship since September 2008. On January 2, 2025, the Finance Agency and the U.S. Department of the Treasury entered into certain agreements, one of which sets out a process that would govern the resolution of the conservatorships of the Enterprises other than in the instances of receivership of the Enterprises.

Under applicable law, we are permitted to invest in unsecured debt of the Enterprises in an amount of up to 100 percent of our regulatory capital, which consists of Class B stock, retained earnings, and mandatorily redeemable capital stock. However, the amount in which we are permitted to invest in such debt could be reduced or eliminated entirely depending on the nature of the resolution of the Enterprises’ conservatorships. Further, the resolution of the Enterprises’ conservatorships could result in heightened competition with the Enterprises for the purchase of mortgage loans. For example, the Enterprises currently operate subject to certain asset and indebtedness limitations. However, the resolution of their conservatorships could result in such limitations being lifted resulting in increases of their purchases of mortgage loans, which could result in upward pressure on mortgage loan prices. As a result, our opportunities to purchase mortgage loans or the profitability from investments in mortgage loans could be reduced. The ultimate resolution of their conservatorships could result in an actual or perceived competitive advantage to the Enterprises in the issuance of unsecured debt relative to the FHLBanks thereby resulting in less favorable debt funding costs for us.

ANALYSIS OF FINANCIAL CONDITION

Credit Services

Credit Activity and Advance Composition
The table below shows trends in Advance balances by major programs and in the notional amount of Letters of Credit.

(Dollars in millions)	December 31, 2024		December 31, 2023
	Balance	Percent(1)	Balance	Percent(1)
Adjustable/Variable-Rate Indexed:
SOFR	$27,745	35%	$30,306	41%
Other	2,461	3	1,217	2
Total	30,206	38	31,523	43
Fixed-Rate:
Repurchase based (REPO)	7,384	9	7,232	10
Regular Fixed-Rate	39,637	50	30,805	42
Putable (2)	615	1	565	1
Amortizing/Mortgage Matched	1,015	1	1,210	1
Other	688	1	2,303	3
Total	49,339	62	42,115	57
Total Advances Principal	$79,545	100%	$73,638	100%

Letters of Credit (notional) (3)	$48,915		$47,098
(1)As a percentage of total Advances principal.
(2)Excludes Putable Advances where the related put options have expired or where the Advance is indexed to a variable-rate. These Advances are classified based on their current terms.
(3)Represents the amount of an off-balance sheet commitment.

Advance principal balances on December 31, 2024 increased $5.9 billion compared to year-end 2023. The increase in Advances resulted primarily from depository members' strong demand for liquidity. The future levels of Advance balances are difficult to predict and depend on many factors, including changes in the level of liquidity in the financial markets, changes in our members' deposit levels compared to loan growth and the general health of the economy.

Letters of Credit are issued on behalf of members to support certain obligations of members (or members' customers) to third-party beneficiaries. Letters of Credit increased $1.8 billion (four percent) in 2024 as members continue to use them primarily to secure higher levels of public unit deposits. Letters of Credit usually expire without being drawn upon.

The following table shows Advance usage of members by charter type.

(Dollars in millions)	December 31, 2024		December 31, 2023
	Principal Amount of Advances	Percent of Total Principal Amount of Advances	Principal Amount of Advances	Percent of Total Principal Amount of Advances
Commercial Banks	$55,198	69%	$49,885	68%
Savings Institutions	7,144	9	8,022	11
Credit Unions	3,509	5	3,302	4
Insurance Companies	13,686	17	12,420	17
Total member Advances	79,537	100	73,629	100
Former member borrowings	8	—	9	—
Total principal amount of Advances	$79,545	100%	$73,638	100%

The following tables present principal balances for the five members with the largest Advance borrowings.

(Dollars in millions)
December 31, 2024			December 31, 2023
Name	Principal Amount of Advances	Percent of Total Principal Amount of Advances	Name	Principal Amount of Advances	Percent of Total Principal Amount of Advances
JPMorgan Chase Bank, N.A.	$20,000	25%	JPMorgan Chase Bank, N.A.	$14,000	19%
U.S. Bank, N.A.	14,500	18	U.S. Bank, N.A.	10,000	14
Fifth Third Bank	5,601	7	Keybank, N.A.	9,836	13
Third Federal Savings and Loan Association	4,637	6	Third Federal Savings and Loan Association	5,008	7
The Huntington National Bank	4,501	6	Fifth Third Bank	4,001	5
Total of Top 5	$49,239	62%	Total of Top 5	$42,845	58%

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

The table below shows principal purchases and collections of loans in the MPP for each of the last two years. All loans acquired in 2024 and 2023 were conventional loans.

(In millions)	2024	2023
Balance, beginning of year	$6,960	$7,006
Principal purchases	809	568
Principal collections	(676)	(614)
Balance, end of year	$7,093	$6,960

We closely track the refinancing incentives of our mortgage assets (including loans in the MPP and MBS) because the option for homeowners to change their principal payments normally represents the largest portion of our market risk exposure and can affect MPP balances. MPP principal paydowns increased slightly in 2024 to a six percent annual constant prepayment rate, compared to the five percent rate during 2023. Mortgage prepayment rates have remained low due to the elevated mortgage rate environment that has persisted over the last two years. Likewise, elevated mortgage rates and low housing inventories have substantially eliminated borrower incentive to refinance and have slowed mortgage purchase originations, which in turn contributed to the continued slow pace of our purchases of new MPP loans in 2024.

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

(Dollars in millions)	December 31, 2024			December 31, 2023
	Principal	% of Total		Principal	% of Total
Union Savings Bank	$1,472	21%	Union Savings Bank	$1,513	22%
FirstBank	688	10	FirstBank	725	10
LCNB National Bank	441	6	Guardian Savings Bank FSB	405	6
Guardian Savings Bank FSB	402	6	The Huntington National Bank	404	6
The Huntington National Bank	389	5	All others	3,913	56
All others	3,701	52	Total	$6,960	100%
Total	$7,093	100%

Housing and Community Investment

Our Housing and Community Investment programs include the AHP and various housing and community economic development-related Advance and grant programs. The AHP, which is required by the FHLBank Act, includes funding with an accrual equal to 10 percent of our previous year's net earnings.

In 2024, we accrued $68 million of earnings for the AHP pool of funds available to members in 2025. The AHP consists of a Competitive Program and a homeownership program called Welcome Home, which assists homebuyers with down payments and closing costs. In 2024, the Board also made a separate voluntary contribution of $16 million to the Welcome Home Program.

Including funds available in 2024 from previous years, we had $50 million available for the Competitive Program in 2024, which we awarded to 56 projects through a single competitive offering. In addition, we disbursed $40 million to 197 members on behalf of 2,008 homebuyers through the Welcome Home Program, which assists homebuyers with down payments and closing costs.

Our activities to support affordable housing and economic development also include offering Advances and loans through the AHP, Community Investment Program, Economic Development Program and Zero Interest Fund with below-market interest rates and, in some cases, rates as low as zero percent. At the end of 2024, Advance balances under these programs totaled $286 million.

In addition to the statutory AHP assessment, we have committed to making voluntary contributions representing at least five percent of our earnings in support of affordable housing and community investment initiatives. However, our voluntary contributions reduce net income before assessments which, in turn, reduces the statutory AHP assessment each year. As such, we have committed to make supplemental voluntary contributions to AHP by an amount that equals what the statutory AHP assessment would be in the absence of these effects. The table below provides a calculation of the net income subject to assessment, adjusted for voluntary contributions recognized in net income to show how our supplemental voluntary AHP contribution restores the AHP amounts to 10 percent of our earnings absent the voluntary contributions.

(Dollars in millions)	Year Ended December 31, 2024
Net income subject to statutory assessment	$677
Adjustments:
Voluntary commitment fulfillment, recognized in net income	38
Supplemental voluntary AHP contributions for the current year (1)	4
Net income subject to assessment, as adjusted (2)	$719
10% of net income subject to assessment, as adjusted	$72

Statutory AHP assessments	$68
Supplemental voluntary AHP contributions for the current year	4
Total statutory AHP assessment and supplemental voluntary AHP contributions for the current year	$72
(1)     Included in voluntary housing and community investment expense on the Statements of Income.
(2)    Represents the calculated amount of earnings that would be available for AHP assessment if we had not made the voluntary contributions to other initiatives, which reduce net income before assessments and, in turn, reduces the statutory AHP assessment.

As noted above, in 2024, we committed to make voluntary contributions representing at least five percent of our earnings. In 2023 and 2022, we also made voluntary contributions of $15 million and $5 million, respectively. The table below provides the calculation of the five percent voluntary housing contribution target.

(Dollars in millions)	Year Ended December 31, 2024
Prior year's net income before assessment	$742
Adjustment for prior year's interest expense on mandatorily redeemable capital stock	3
Prior year's net income subject to statutory assessment	$745

Unadjusted voluntary contribution commitment (5%)	$37
Adjustment for prior year voluntary contributions (1)	1
Voluntary contribution commitment target	$38
(1)     Our voluntary contributions reduce net income before assessments which, in turn, reduces the voluntarily contributions in the subsequent year. In order to restore the voluntary contributions to the dollar amount it would be in the absence of these effects, we voluntarily contributed an additional amount to our voluntary affordable housing and community investment initiatives.

Collectively, our voluntary contributions and supplemental voluntary contributions to the AHP totaled $42 million in 2024. A portion of these contributions supported three voluntary housing programs (non-AHP) in 2024. The Carol M. Peterson (CMP) Housing Fund disbursed $15 million during 2024. This program provides grants to cover accessibility and emergency repairs for special needs and elderly homeowners within the Fifth District. The Rise Up program received contributions of $6 million during 2024. This program offers grants of $25,000 for down payment, closing cost, and principal reduction assistance for first-generation homebuyers who are looking to purchase their first home in Franklin County, Ohio. The Disaster Reconstruction Program disbursed approximately $1 million for the replacement or repair of homes damaged or destroyed by natural disasters within the Fifth District.

For 2025, the Board has committed to $36 million, or approximately five percent of prior year income before assessments, in voluntary contributions to support its Housing and Community Investment programs. In January 2025, our Board approved a $10 million contribution to the CMP Housing Fund. Additional contributions will be announced over the course of 2025.

Investments

The table below presents the ending and average balances of our investment portfolio.

(In millions)	2024		2023
	Ending Balance	Average Balance	Ending Balance	Average Balance
Liquidity investments	$26,363	$23,998	$23,418	$26,346
MBS	18,776	18,973	19,223	18,106
Other investments (1)	—	67	—	532
Total investments	$45,139	$43,038	$42,641	$44,984
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

Our overarching strategy for balances of MBS is to keep holdings as close as possible to the regulatory maximum. Finance Agency regulations prohibit us from purchasing MBS if our investment in these securities exceeds three times regulatory capital on the day we intend to purchase the securities. The ratio of MBS to regulatory capital was 2.81 on December 31, 2024. The balance of MBS at December 31, 2024 consisted of $17.8 billion of securities issued by Fannie Mae or Freddie Mac (of which $10.8 billion were floating-rate securities), and $1.0 billion of securities issued by Ginnie Mae (which are primarily fixed rate).
The table below shows principal purchases and paydowns of our MBS for each of the last two years.

(In millions)	MBS Principal
	2024	2023
Balance, beginning of year	$19,409	$16,798
Principal purchases	2,544	4,597
Principal paydowns	(2,933)	(1,986)
Balance, end of year	$19,020	$19,409

MBS principal paydowns increased to a 14 percent annual constant prepayment rate from the 10 percent rate experienced in all of 2023.

Consolidated Obligations

We generally fund variable-rate assets with Discount Notes (a portion of which may be swapped), adjustable-rate Bonds, and fixed-rate Bonds that have been swapped to a variable rate because they give us the ability to effectively match the underlying rate reset periods embedded in these assets. Total Consolidated Obligations on December 31, 2024 were $123.3 billion, an increase of $7.9 billion compared to the balance at year-end 2023. The balances and composition of our Consolidated Obligations tend to fluctuate with changes in the balances and composition of our assets. In addition, changes in the amount and composition of our funding may be necessary from time to time to meet the days of positive liquidity and asset/liability maturity funding gap requirements discussed in the "Liquidity Risk" section of "Quantitative and Qualitative Disclosures About Risk Management."

Deposits

Total deposits with us are normally a relatively minor source of funding. Deposits with us are not insured, but are subject to statutory deposit reserve requirements. Total interest-bearing deposits on December 31, 2024 were $1.1 billion, a decrease of two percent compared to the balance at year-end 2023.

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

	Year Ended December 31,
(In millions)	2024		2023
	Period End	Average	Period End	Average
GAAP and Regulatory Capital
GAAP Capital Stock	$4,936	$4,676	$4,846	$5,397
Mandatorily Redeemable Capital Stock	14	16	17	34
Regulatory Capital Stock	4,950	4,692	4,863	5,431
Retained Earnings	1,839	1,784	1,658	1,586
Regulatory Capital	$6,789	$6,476	$6,521	$7,017

	2024		2023
	Period End	Average	Period End	Average
GAAP and Regulatory Capital-to-Assets Ratio
GAAP	5.09%	5.12%	5.18%	5.07%
Regulatory (1)	5.13	5.17	5.26	5.14
(1)    At all times, the FHLB must maintain at least a four percent minimum regulatory capital-to-assets ratio.

The following table presents the sources of change in regulatory capital stock balances in 2024 and 2023.

(In millions)	2024	2023
Regulatory stock balance at beginning of year	$4,863	$5,168
Stock purchases:
Membership stock	11	12
Activity stock	2,722	5,464
Stock repurchases/redemptions:
Redemption of member excess	(1)	(570)
Repurchase of member excess	(2,636)	(5,207)
Withdrawals	(9)	(4)
Regulatory stock balance at the end of the year	$4,950	$4,863

Our business model is structured to be able to absorb sharp changes in assets because we can execute commensurate changes in liability and capital stock balances. For example, in 2024, we issued $2.7 billion of capital stock to members primarily in support of Advance borrowings, while repurchasing $2.6 billion of excess capital stock no longer supporting Mission Assets and Activities. Excess capital stock is the amount of stock held by a member (or former member) in excess of that institution's minimum stock ownership requirement. Excess capital stock provides a base of capital to manage financial leverage at prudent levels, augments loss protections for bondholders, and may be used by a member to capitalize additional Mission Assets and Activities, before purchasing activity stock.

See the "Capital Adequacy" section in “Quantitative and Qualitative Disclosures About Risk Management” for discussion of our retained earnings.

Membership and Stockholders

In 2024, we added four new member stockholders and lost eight member stockholders, ending the year at 605 member stockholders. Of the eight members lost, five merged with other Fifth District members and three merged out of district.

In 2024, there were no material changes in the allocation of membership by state, charter type, or asset size. At the end of 2024, the composition of membership by state was Ohio with 298, Kentucky with 157, and Tennessee with 150.

The following table provides the number of member stockholders by charter type.

	December 31,
	2024	2023
Commercial Banks	323	329
Savings Institutions	72	73
Credit Unions	148	146
Insurance Companies	55	54
Community Development Financial Institutions	7	7
Total	605	609

The following table provides the ownership of capital stock by charter type.

(In millions)	December 31,
	2024	2023
Commercial Banks	$3,303	$3,247
Savings Institutions	472	522
Credit Unions	324	280
Insurance Companies	836	796
Community Development Financial Institutions	1	1
Total GAAP Capital Stock	4,936	4,846
Mandatorily Redeemable Capital Stock	14	17
Total Regulatory Capital Stock	$4,950	$4,863

Credit union members hold relatively less stock than their membership proportion because they tend to be smaller than the average member and borrow less. Insurance company members hold relatively more stock than their membership proportion because they tend to be larger than the average member and borrow more.

The following table provides a summary of member stockholders by asset size.

	December 31,
Member Asset Size (1)	2024	2023
Up to $100 million	99	111
> $100 up to $500 million	290	288
> $500 million up to $1 billion	82	82
> $1 billion	134	128
Total Member Stockholders	605	609
(1)    The December 31 membership composition reflects members' assets as of the most-recently available figures for total assets.

Most members are smaller community financial institutions, with 64 percent having assets up to $500 million. Having larger members is important to help achieve our mission objectives, including providing valuable products and services to all members.

RESULTS OF OPERATIONS

The following sections provide tabular information for the years ended December 31, 2024, 2023 and 2022 and a discussion of the results between 2024 and 2023. For a discussion of the results between 2023 and 2022, see Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2023 Annual Report on Form 10-K.

Components of Earnings and Return on Equity

The following table is a summary income statement for the last three years. Each ROE percentage is computed by dividing income or expense for the category by the average amount of stockholders' equity for the period.

(Dollars in millions)	2024		2023		2022
	Amount	ROE (1)	Amount	ROE (1)	Amount	ROE (1)
Net interest income	$800	12.46%	$864	12.47%	$487	9.25%
Non-interest income (loss):
Net gains (losses) on trading securities	(25)	(0.39)	16	0.23	(337)	(6.39)
Net gains (losses) on sales of available-for-sale securities	1	0.02	—	—	—	—
Net gains (losses) on derivatives	54	0.84	(2)	(0.03)	131	2.48
Net gains (losses) on financial instruments held under fair value option	(26)	(0.41)	(40)	(0.57)	75	1.42
Other non-interest income, net	32	0.50	30	0.43	28	0.53
Total non-interest income (loss)	36	0.56	4	0.06	(103)	(1.96)
Total income	836	13.02	868	12.53	384	7.29
Non-interest expense	160	2.49	126	1.82	103	1.97
Affordable Housing Program assessments	68	1.05	74	1.08	29	0.54
Net income	$608	9.48%	$668	9.63%	$252	4.78%
(1)The ROE amounts have been computed using dollars in thousands. Accordingly, recalculations based upon the disclosed amounts in millions may produce nominally different results.

Details on the individual factors contributing to the level and changes in profitability are explained in the sections below.

Net Interest Income

The largest component of net income is net interest income. Our principal goal in managing net interest income is to maintain a low to moderate market risk profile while also ensuring profitability remains competitive. Effective risk/return management requires us to focus principally on the relationships among assets and liabilities that affect net interest income, rather than individual balance sheet and income statement accounts in isolation.

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

The following table shows selected components of net interest income. Reasons for the variance in net interest income between the 2024 and 2023 periods are discussed below.

(Dollars in millions)	2024		2023		2022
	Amount	% of Earning Assets	Amount	% of Earning Assets	Amount	% of Earning Assets
Components of net interest rate spread:
Net (amortization)/accretion (1) (2)	$(29)	(0.02)%	$(24)	(0.02)%	$(31)	(0.03)%
Prepayment fees on Advances, net (2)	1	—	3	—	3	—
Other components of net interest rate spread	472	0.38	533	0.40	393	0.40
Total net interest rate spread	444	0.36	512	0.38	365	0.37
Earnings from funding assets with interest-free capital	356	0.28	352	0.26	122	0.13
Total net interest income/net interest margin (3)	$800	0.64%	$864	0.64%	$487	0.50%
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

Net Amortization/Accretion (generally referred to as amortization): Net amortization can become substantial and volatile with changes in interest rates, especially for mortgage assets. For example, when mortgage rates decrease, premium amortization of mortgage assets generally increases, which reduces net interest income. In 2024 and 2023, mortgage rates were relatively stable and remained at elevated levels, keeping mortgage refinance activity low and amortization relatively modest.

Prepayment Fees on Advances: Fees received from members for their early repayment of certain Advances, which are included in net interest income, are designed to make us economically indifferent to whether members hold Advances to maturity or repay them before maturity. We record prepayment fees net of basis adjustments, which are primarily related to hedging activities included in the carrying value of the Advance. Both gross and net Advance prepayment fees were minimal in 2024 and 2023.

Other Components of Net Interest Rate Spread: The total other components of net interest rate spread decreased $61 million in 2024 compared to 2023. The net decrease was primarily due to the factors below.

2024 Versus 2023
▪Lower net interest rate spreads earned on mortgage loans held for portfolio-Unfavorable: Lower spreads on mortgage loans held for portfolio decreased net interest income by an estimated $43 million. Spreads declined primarily because of the maturity of lower-cost debt.
▪Lower average Advance balances-Unfavorable: A decline of $8.8 billion in average Advance balances decreased net interest income by an estimated $35 million. Average Advance balances were higher in 2023 as member demand increased in March 2023 in response to the turmoil in the banking industry and financial markets. Most of these Advances had matured or were prepaid by the end of 2023.
▪Lower net interest rate spreads earned on liquidity investments-Unfavorable: Lower spreads earned on liquidity investments decreased net interest income by an estimated $22 million. However, the decrease in net interest income was offset by net interest settlements received on related derivatives not receiving hedge accounting, as discussed below.
▪Higher net interest rate spreads earned on MBS-Favorable: Higher spreads earned on MBS increased net interest income by an estimated $23 million. The higher spreads were driven by widening market spreads, which benefited new MBS purchases.
▪Lower price alignment amounts paid on derivatives-Favorable: Lower price alignment amounts paid improved net interest income by $16 million. Price alignment amounts approximate the interest that we would pay to counterparties if the variation margin payments for derivative contracts were characterized as collateral pledged to secure outstanding credit exposure.

Earnings from Capital: Earnings from capital increased $4 million in 2024 compared to 2023 because of higher average short-term rates.

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

(Dollars in millions)	2024			2023			2022
	Average Balance	Interest	Average Rate (1)	Average Balance	Interest	Average Rate (1)	Average Balance	Interest	Average Rate (1)
Assets:
Advances (2)	$74,456	$4,165	5.59%	$83,237	$4,450	5.35%	$52,167	$1,211	2.32%
Mortgage loans held for portfolio (3)	7,181	238	3.31	7,067	214	3.02	7,431	204	2.75
Securities purchased under agreements to resell	2,065	107	5.20	2,898	147	5.08	2,354	49	2.09
Federal funds sold	10,811	557	5.15	12,193	627	5.14	11,183	204	1.82
Interest-bearing deposits in banks (4)	2,117	111	5.23	2,414	121	5.00	1,298	25	1.94
MBS (5)	19,013	1,024	5.39	18,160	923	5.08	13,702	288	2.11
Other investments (5)	9,073	473	5.21	9,369	475	5.07	10,209	238	2.33
Loans to other FHLBanks	7	—	4.97	22	1	4.93	25	1	2.77
Total interest-earning assets	124,723	6,675	5.36	135,360	6,958	5.14	98,369	2,220	2.26
Other assets	652			1,226			578
Total assets	$125,375			$136,586			$98,947
Liabilities and Capital:
Term deposits	$136	7	5.19	$91	4	4.31	$77	1	1.03
Other interest-bearing deposits (4)	997	47	4.72	1,100	50	4.57	1,329	16	1.21
Discount Notes	19,134	987	5.16	43,050	2,105	4.89	46,450	775	1.67
Unswapped fixed-rate Bonds	11,789	326	2.77	12,162	271	2.23	14,087	282	2.00
Unswapped adjustable-rate Bonds	73,707	3,916	5.31	54,973	2,847	5.18	22,833	539	2.36
Swapped Bonds	11,826	591	4.99	16,554	814	4.92	7,020	114	1.62
Mandatorily redeemable capital stock	16	1	9.01	34	3	8.31	115	6	4.77
Total interest-bearing liabilities	117,605	5,875	5.00	127,964	6,094	4.76	91,911	1,733	1.89
Other liabilities	1,352			1,691			1,765
Total capital	6,418			6,931			5,271
Total liabilities and capital	$125,375			$136,586			$98,947

Net interest rate spread			0.36%			0.38%			0.37%
Net interest income and net interest margin (6)		$800	0.64%		$864	0.64%		$487	0.50%
Average interest-earning assets to interest-bearing liabilities			106.05%			105.78%			107.03%

(1)Amounts used to calculate average rates are based on dollars in thousands. Accordingly, recalculations based upon the disclosed amounts in millions may not produce the same results.
(2)Interest on Advances includes prepayment fees of (in millions) $1, $3, and $3 for the years ended December 31, 2024, 2023, and 2022, respectively.
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

Rates on our interest-bearing assets and liabilities generally increased in 2024 compared to 2023, as these assets and liabilities have repriced to the higher interest rates.

Volume/Rate Analysis
Changes in both average balances (volume) and interest rates influence changes in net interest income, as shown in the following table.

(In millions)	2024 over 2023			2023 over 2022
	Volume (1)(3)	Rate (2)(3)	Total	Volume (1)(3)	Rate (2)(3)	Total
Increase (decrease) in interest income
Advances	$(485)	$200	$(285)	$1,016	$2,223	$3,239
Mortgage loans held for portfolio	3	21	24	(10)	20	10
Securities purchased under agreements to resell	(43)	3	(40)	13	85	98
Federal funds sold	(71)	1	(70)	20	403	423
Interest-bearing deposits in banks	(15)	5	(10)	34	62	96
MBS	44	57	101	119	516	635
Other investments	(15)	13	(2)	(21)	258	237
Loans to other FHLBanks	(1)	—	(1)	—	—	—
Total	(583)	300	(283)	1,171	3,567	4,738
Increase (decrease) in interest expense
Term deposits	2	1	3	—	3	3
Other interest-bearing deposits	(5)	2	(3)	(3)	37	34
Discount Notes	(1,227)	109	(1,118)	(60)	1,390	1,330
Unswapped fixed-rate Bonds	(9)	64	55	(41)	30	(11)
Unswapped adjustable-rate Bonds	994	75	1,069	1,249	1,059	2,308
Swapped Bonds	(236)	13	(223)	280	420	700
Mandatorily redeemable capital stock	(2)	—	(2)	(5)	2	(3)
Total	(483)	264	(219)	1,420	2,941	4,361
Increase (decrease) in net interest income	$(100)	$36	$(64)	$(249)	$626	$377
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

(In millions)	Advances	Investment Securities	Mortgage Loans	Bonds
For the Year Ended December 31, 2024
(Amortization)/accretion of hedging activities in net interest income	$—	$(2)	$(1)	$—
Gains (losses) on designated fair value hedges	1	6	—	—
Net interest settlements included in net interest income	395	342	—	(29)
Price alignment amount (1)	(15)	(45)	—	—
Increase (decrease) to net interest income	$381	$301	$(1)	$(29)

For the Year Ended December 31, 2023
(Amortization)/accretion of hedging activities in net interest income	$—	$(2)	$(1)	$—
Gains (losses) on designated fair value hedges	—	8	—	—
Net interest settlements included in net interest income	344	351	—	(33)
Price alignment amount (1)	(23)	(53)	—	—
Increase (decrease) to net interest income	$321	$304	$(1)	$(33)

For the Year Ended December 31, 2022
(Amortization)/accretion of hedging activities in net interest income	$—	$(1)	$(2)	$—
Gains (losses) on designated fair value hedges	17	(1)	—	—
Net interest settlements included in net interest income	12	39	—	(4)
Price alignment amount (1)	(6)	(14)	—	—
Increase (decrease) to net interest income	$23	$23	$(2)	$(4)
(1) This amount is for derivatives for which variation margin is characterized as a daily settled contract.

We primarily use derivatives to more closely match actual cash flows between assets and liabilities by synthetically converting the fixed interest rates on certain Advances, investments and Consolidated Obligations to adjustable rates tied to an eligible benchmark rate (e.g., the Federal funds effective rate or SOFR). The increases in average short-term interest rates primarily benefited net interest income in 2024 as the conversion of certain Advances' fixed interest rates to adjustable-coupon rates resulted in an increase in the amount of net interest settlements being received. The fluctuation in net interest income from the use of derivatives was acceptable because it enabled us to lower market risk exposure.

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

	2024
(In millions)	Advances	Investment Securities	Mortgage Loans	Bonds	Discount Notes	Balance Sheet	Other	Total
Net effect of derivatives and hedging activities
Gains (losses) on derivatives not receiving hedge accounting	$4	$10	$1	$14	$2	$—	$—	$31
Net interest settlements on derivatives not receiving hedge accounting	5	56	—	(25)	(8)	—	—	28
Price alignment amount (1)	—	—	—	—	—	—	(5)	(5)
Net gains (losses) on derivatives	9	66	1	(11)	(6)	—	(5)	54
Gains (losses) on trading securities (2)	—	(25)	—	—	—	—	—	(25)
Gains (losses) on financial instruments held under fair value option (3)	(3)	—	—	(23)	—	—	—	(26)
Total net effect on non-interest income (loss)	$6	$41	$1	$(34)	$(6)	$—	$(5)	$3

	2023
(In millions)	Advances	Investment Securities	Mortgage Loans	Bonds	Discount Notes	Balance Sheet	Other	Total
Net effect of derivatives and hedging activities
Gains (losses) on derivatives not receiving hedge accounting	$(2)	$(34)	$(6)	$35	$14	$—	$—	$7
Net interest settlements on derivatives not receiving hedge accounting	2	51	—	(32)	(24)	—	—	(3)
Price alignment amount (1)	—	—	—	—	—	—	(6)	(6)
Net gains (losses) on derivatives	—	17	(6)	3	(10)	—	(6)	(2)
Gains (losses) on trading securities (2)	—	16	—	—	—	—	—	16
Gains (losses) on financial instruments held under fair value option (3)	4	—	—	(32)	(12)	—	—	(40)
Total net effect on non-interest income (loss)	$4	$33	$(6)	$(29)	$(22)	$—	$(6)	$(26)

	2022
(In millions)	Advances	Investment Securities	Mortgage Loans	Bonds	Discount Notes	Balance Sheet (4)	Other	Total
Net effect of derivatives and hedging activities
Gains (losses) on derivatives not receiving hedge accounting	$(1)	$291	$(9)	$(57)	$(12)	$10	$—	$222
Net interest settlements on derivatives not receiving hedge accounting	—	(42)	—	(14)	(34)	—	—	(90)
Price alignment amount (1)	—	—	—	—	—	—	(1)	(1)
Net gains (losses) on derivatives	(1)	249	(9)	(71)	(46)	10	(1)	131
Gains (losses) on trading securities (2)	—	(337)	—	—	—	—	—	(337)
Gains (losses) on financial instruments held under fair value option (3)	1	—	—	69	5	—	—	75
Total net effect on non-interest income (loss)	$—	$(88)	$(9)	$(2)	$(41)	$10	$(1)	$(131)
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
(4)For the year ended December 31, 2022, "Balance Sheet" includes swaptions, which were not designated as hedging a specific financial instrument.

The increase in earnings from the net effect of derivatives and hedging activities in 2024 compared to 2023 was primarily due to lower net interest settlements being paid on derivatives related to Consolidated Obligations where the fixed interest rates were converted to adjustable-coupon rates.

We elect to use the fair value option for certain financial instruments that either do not qualify for hedge accounting or may be at risk for not meeting hedge effectiveness requirements. Because we intend to hold these derivatives and the related financial instruments to maturity, any unrealized gains or losses are expected to reverse in future periods.

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

As noted above, the fluctuation in earnings from the use of derivatives was acceptable because it enabled us to lower market risk exposure.

Non-Interest Expense

The following table presents non-interest expense for each of the last three years.

(In millions)	2024	2023	2022
Non-interest expense
Compensation and benefits	$56	$54	$51
Other operating expense	38	33	25
Finance Agency	11	11	8
Office of Finance	7	6	6
Voluntary housing and community investment	42	15	5
Other	6	7	8
Total non-interest expense	$160	$126	$103

Our business is designed to support significant changes in asset levels without having to undergo material changes in staffing, operations, risk practices, or general resource needs. Total non-interest expense increased in 2024 compared to 2023 primarily as a result of making voluntary contributions to help address affordable housing needs and community investment in our District. These voluntary contributions are in addition to the 10 percent of earnings that are required to be set aside as statutory AHP assessments.

Segment Information

Note 14 of the Notes to Financial Statements presents information on our two business segments. We manage financial operations and market risk exposure primarily at the macro level, and within the context of the entire balance sheet, rather than exclusively at the level of individual segments. Under this approach, the market risk/return profile of each segment may not match, or possibly even have the same trends as, what would occur if we managed each segment on a stand-alone basis. The table below summarizes each segment's operating results for the periods shown.

(Dollars in millions)	Traditional Member Finance	MPP	Total
2024
Net interest income (loss)	$709	$91	$800
Net income (loss)	$540	$68	$608
Average assets	$117,646	$7,729	$125,375
Assumed average capital allocation	$6,022	$396	$6,418
Return on average assets (1)	0.46%	0.89%	0.49%
Return on average equity (1)	8.96%	17.31%	9.48%

2023
Net interest income (loss)	$730	$134	$864
Net income (loss)	$564	$104	$668
Average assets	$128,019	$8,567	$136,586
Assumed average capital allocation	$6,495	$436	$6,931
Return on average assets (1)	0.44%	1.21%	0.49%
Return on average equity (1)	8.69%	23.74%	9.63%

2022
Net interest income (loss)	$421	$66	$487
Net income (loss)	$202	$50	$252
Average assets	$89,202	$9,745	$98,947
Assumed average capital allocation	$4,747	$524	$5,271
Return on average assets (1)	0.23%	0.51%	0.25%
Return on average equity (1)	4.26%	9.46%	4.78%

(1)Amounts used to calculate returns are based on numbers in thousands. Accordingly, recalculations based upon the disclosed amounts in millions may not produce the same results.

Traditional Member Finance Segment
Net income declined in 2024 compared to 2023 largely because of lower average Advance balances and higher voluntary housing and community investment contributions. These declines in net income were partially offset by higher spreads earned on MBS.

MPP Segment
Earnings from the MPP segment decreased in 2024 compared to 2023 primarily because the benefits from low cost debt diminished in 2024. However, the decrease was partially offset by net gains on derivatives related to the MPP segment in 2024 compared to net losses in 2023.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT RISK MANAGEMENT

Overview

We face various risks that could affect the ability to achieve our mission and corporate objectives. We generally categorize risks as: 1) business/strategic risk, 2) compliance, 3) market risk (also referred to as interest rate or prepayment risk), 4) credit risk, 5) funding/liquidity risk, and 6) operational risk (which includes technology and information security risks). Our Board of Directors establishes objectives regarding risk philosophy, risk appetite, risk tolerances, and financial performance expectations. Market, capital adequacy, credit, liquidity, concentration, and operational risks are discussed below. Other risks are discussed throughout this report.

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

We practice this conservative risk philosophy in many ways:

▪We operate with low to moderate market risk and limited residual credit risk, liquidity risk, operational risk, and capital impairment risk.

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

▪We hold an amount of retained earnings that we believe will protect the par value of capital stock and provide for dividend stabilization in a wide range of stressful scenarios.

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

The primary challenge in managing market risk exposure arises from owning fixed-rate mortgage assets. Mortgage assets grant homeowners prepayment options that could adversely affect our financial performance when interest rates increase or decrease. We mitigate the market risk of mortgage assets primarily by funding them principally with a portfolio of long-term fixed-rate callable and non-callable Bonds. We may also hedge a portion of our MBS by using interest rate swaps to effectively convert the fixed rate investments to adjustable-rate investments. Secondarily, we use swaption derivative transactions to a limited extent to mitigate the market risk of mortgage loans. The Bonds and use of derivatives can provide expected cash flows that are similar to the cash flows expected from mortgage assets under a wide range of interest rate and prepayment environments. Because it is normally cost-prohibitive to completely mitigate mortgage prepayment risk, a residual amount of market risk remains after funding and hedging activities.

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

▪Fixed-Rate Mortgage Assets as a Multiple of Regulatory Capital. The amount of fixed-rate mortgage assets must be less than five times the amount of regulatory capital.

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

Market Value of Equity

	Interest Rate Scenarios
(Dollars in millions)	Down 300	Down 200	Down 100	Flat Rates	Up 100	Up 200	Up 300
Average Results
2024 Full Year
Market Value of Equity	$6,087	$6,117	$6,106	$6,055	$5,980	$5,896	$5,811
% Change from Flat Case	0.5%	1.0%	0.8%	—	(1.2)%	(2.6)%	(4.0)%
2023 Full Year
Market Value of Equity	$6,919	$6,788	$6,688	$6,579	$6,461	$6,347	$6,241
% Change from Flat Case	5.2%	3.2%	1.7%	—	(1.8)%	(3.5)%	(5.1)%
Month-End Results
December 31, 2024
Market Value of Equity	$6,261	$6,298	$6,289	$6,237	$6,168	$6,091	$6,014
% Change from Flat Case	0.4%	1.0%	0.8%	—	(1.1)%	(2.3)%	(3.6)%
December 31, 2023
Market Value of Equity	$6,241	$6,170	$6,084	$5,968	$5,845	$5,718	$5,595
% Change from Flat Case	4.6%	3.4%	1.9%	—	(2.1)%	(4.2)%	(6.2)%
Duration of Equity

	Interest Rate Scenarios
(In years)	Down 300	Down 200	Down 100	Flat Rates	Up 100	Up 200	Up 300
Average Results
2024 Full Year	(0.6)	—	0.7	1.2	1.4	1.5	1.5
2023 Full Year	1.8	1.4	1.8	1.8	1.8	1.7	1.5
Month-End Results
December 31, 2024	(1.0)	(0.2)	0.6	1.1	1.3	1.3	1.3
December 31, 2023	1.2	1.5	1.8	2.0	2.2	2.1	1.9

The mortgage assets portfolio normally accounts for almost all market risk exposure because of prepayment volatility that we cannot completely hedge while maintaining sufficient net spreads. The overall market risk exposure to changing interest rates was well within policy limits during the periods presented. At December 31, 2024, market risk exposure to falling and rising rate shocks remained stable.

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

(In millions)		December 31, 2024		December 31, 2023
Hedged Item/Hedging Instrument	Hedging Objective	Fair Value Hedge	Economic Hedge	Fair Value Hedge	Economic Hedge
Advances:
Pay-fixed, receive-float interest rate swap (without options)	Converts the Advance's fixed rate to a variable-rate index.	$32,784	$—	$27,724	$—
Pay-fixed, receive-float interest rate swap (with options)	Converts the Advance's fixed rate to a variable-rate index and offsets option risk in the Advance.	370	280	380	210
Total Advances		33,154	280	28,104	210
Investment securities:
Pay-fixed, receive-float interest rate swap (without options)	Converts the investment security's fixed rate to a variable-rate index.	9,828	2,685	11,003	1,702
Mortgage Loans:
Interest rate swaptions	Provides the option to enter into an interest rate swap to offset interest-rate or prepayment risk in a pooled mortgage portfolio hedge	—	350	—	425
Consolidated Obligations Bonds:
Receive-fixed, pay-float interest rate swap (without options)	Converts the Bond's fixed rate to a variable-rate index.	1,351	—	1,571	1,130
Receive-fixed, pay-float interest rate swap (with options)	Converts the Bond's fixed rate to a variable-rate index and offsets option risk in the Bond.	1,056	8,283	705	19,351
Total Consolidated Obligations Bonds		2,407	8,283	2,276	20,481
Consolidated Discount Notes:
Receive-fixed, pay-float interest rate swap (without options)	Converts the Discount Note's fixed rate to a variable-rate index.	—	8,718	—	14,193
Stand-Alone Derivatives:
Mandatory Delivery Contracts	Exposure to fair-value risk associated with fixed-rate mortgage purchase commitments.	—	26	—	101
Total		$45,389	$20,342	$41,383	$37,112
See Note 7 of the Notes to Financial Statements for additional information on how we use derivatives and the types of assets and liabilities hedged with derivatives.

Capital Adequacy

Retained Earnings
We must hold sufficient capital to protect against exposure to various risks, including market, credit, and operational risks. We regularly conduct a variety of measurements and assessments for capital adequacy. At December 31, 2024, our capital management policy set forth approximately $840 million as the minimum amount of retained earnings we believe is necessary to mitigate impairment risk.

The following table presents retained earnings.

(In millions)	December 31, 2024	December 31, 2023
Unrestricted retained earnings	$1,024	$964
Restricted retained earnings (1)	815	694
Total retained earnings	$1,839	$1,658
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

(Dollars in millions)	December 31, 2024	December 31, 2023
Market risk-based capital	$435	$545
Credit risk-based capital	580	511
Operational risk-based capital	305	317
Total risk-based capital requirement	1,320	1,373
Total permanent capital	6,789	6,521
Excess permanent capital	$5,469	$5,148
Risk-based capital as a percent of permanent capital	19%	21%

The risk-based capital requirement has historically not been a constraint on operations. It has normally ranged from 10 to 25 percent of permanent capital.

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

	December 31, 2024	December 31, 2023
Market Value of Equity to Par Value of Regulatory Capital Stock - Base Case (Flat Rates) Scenario	126%	123%
Market Value of Equity to Par Value of Regulatory Capital Stock - Down Shock (1)	127	127
Market Value of Equity to Par Value of Regulatory Capital Stock - Up Shock (2)	123	118
(1)    Represents a down shock of 200 basis points.
(2)    Represents an up shock of 200 basis points.

A base case value below 100 percent could indicate that, in the remote event of an immediate liquidation scenario involving redemption of all capital stock, capital stock may be returned to stockholders at a value below par. This could be due to experiencing risks that lower the market value of capital and/or to having an insufficient amount of retained earnings. In 2024, the market capitalization ratios in the scenarios presented continued to be above our policy requirements. The base case ratio at

December 31, 2024 was still well above 100 percent because retained earnings were 37 percent of regulatory capital stock and we maintained stable market risk exposure.

The following table presents the market value of equity to the book value of total capital and mandatorily redeemable capital stock.

	December 31, 2024	December 31, 2023
Market Value of Equity to Book Value of Capital - Base Case (Flat Rates) Scenario (1)	92%	93%
Market Value of Equity to Book Value of Capital - Down Shock (1)(2)	93	96
Market Value of Equity to Book Value of Capital - Up Shock (1)(3)	90	89
(1)    Capital includes total capital and mandatorily redeemable capital stock.
(2)    Represents a down shock of 200 basis points.
(3)    Represents an up shock of 200 basis points.

A base-case value below 100 percent can indicate that we have realized or could realize risks (especially market risk), such that the market value of total capital owned by stockholders is below the book value of total capital. The base-case ratio at December 31, 2024 indicates that the market value of total capital is $514 million below the book value of total capital. In a scenario in which interest rates increase 200 basis points, the market value of total capital would be $660 million below the book value of total capital. This indicates that in a liquidation scenario, stockholders would not receive the full sum of their total equity ownership in the FHLB. We believe the likelihood of a liquidation scenario is extremely remote.

Credit Risk

Overview
We believe our risk management practices, discussed below, minimize residual credit risk levels. At December 31, 2024, we had no loan loss reserves or impairment recorded for Credit Services, investments, or derivatives and had a minimal amount of credit risk exposure in the MPP.

Credit Services
Overview: The objective of our credit risk management activities is to equalize risk exposure across members and counterparties to a zero level of expected losses. This approach is consistent with our conservative risk management principles and desire to have no residual credit risk related to Advances and Letters of Credit.

Collateral: We require each member to provide a security interest in eligible collateral before it can undertake any secured borrowing. Eligible loan collateral types include the following: single- and multi-family residential, home equity, commercial real estate, government guaranteed and farm real estate. Eligible security types include those that are government or agency backed, highly-rated municipal securities, and highly-rated private-label residential and commercial mortgage-backed securities. We have conservative eligibility criteria within each of the above asset types. The estimated value of pledged collateral is discounted in order to offset market, credit, and liquidity risks that may affect the collateral's realizable value in the event it must be liquidated. At December 31, 2024, total eligible pledged collateral of $516.1 billion resulted in total borrowing capacity of $371.4 billion of which $128.5 billion was used to support outstanding Advances and Letters of Credit. Borrowers often pledge collateral in excess of their collateral requirement to demonstrate access to liquidity and to have the ability to borrow additional amounts in the future. Over-collateralization by one member is not applied to another member. The collateral composition remained relatively stable compared to the end of 2023.

The table below shows total collateral pledged by type.

	December 31, 2024		December 31, 2023
(Dollars in billions)		Percent of Total		Percent of Total
	Eligible Collateral	Pledged Collateral	Eligible Collateral	Pledged Collateral
Single-family loans	$323.4	63%	$346.7	67%
Multi-family loans	79.1	15	64.7	13
Commercial real estate loans	54.7	11	52.9	10
Bond Securities	33.2	6	30.5	6
Home equity loans/lines of credit	24.4	5	22.8	4
Farm real estate loans	1.3	—	1.0	—
Total	$516.1	100%	$518.6	100%

At December 31, 2024, 68 percent of collateral was related to residential mortgage lending in single-family loans and home equity loans/lines of credit.

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

The table below indicates the range of LVRs applied at December 31, 2024 to each major collateral type.

Lendable Value Rates Applied to Collateral
Summary (Blanket) Reporting:
Prime 1-4 family loans	61-66%
Multi-family loans	62-68%
Prime home equity loans/lines of credit	55-66%
Commercial real estate loans	64-69%
Farm real estate loans	58-63%
Detailed (Listing) Reporting/Physical Delivery:
Cash/U.S. Government/U.S. Treasury/U.S. agency securities	87-100%
U.S. agency residential MBS/collateralized mortgage obligations	87-95%
U.S. agency commercial MBS/collateralized mortgage obligations	78-90%
Private-label residential MBS	62-89%
Private-label commercial MBS	49-85%
Municipal securities	75-94%
SBA certificates	87-92%
Prime 1-4 family loans	72-80%
Multi-family loans	69-79%
Prime home equity loans/lines of credit	66-79%
Commercial real estate loans	74-82%
Farm real estate loans	63-77%
SBA Paycheck Protection Program loans	10-90%

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

(Dollars in billions)
	December 31, 2024			December 31, 2023
	Number	Collateral-Based		Number	Collateral-Based
Credit	of	Borrowing	Credit	of	Borrowing
Rating	Institutions	Capacity	Rating	Institutions	Capacity
1-3	440	$322.8	1-3	460	$351.7
4	107	46.1	4	96	44.7
5	42	2.3	5	38	1.4
6	14	0.2	6	14	0.2
7	4	—	7	3	—
Total	607	$371.4	Total	611	$398.0

We consider institutions with credit ratings of "1" through "4" to be financially sound. At December 31, 2024, only 60 institutions (10 percent of the total) had credit ratings of "5" through "7." These institutions had $2.5 billion of borrowing capacity at December 31, 2024. We believe the credit ratings distribution continues to show a financially sound membership base.

Member Failures, Closures, and Receiverships: There were no member failures in 2024.

MPP
Overview: The residual amount of credit risk exposure to loans in the MPP is minimal, based on the following factors:

▪various credit enhancements for conventional loans, which are designed to protect us against credit losses;
▪conservative underwriting and loan characteristics consistent with favorable expected credit performance;
▪a small overall amount of delinquencies and defaults when compared to national averages;
▪no credit losses in 2024 and a de minimis amount of credit losses in 2023.

Portfolio Loan Characteristics: The following table shows FICO® credit scores of homeowners at origination dates for the conventional loan portfolio.

FICO® Score (1)	December 31, 2024	December 31, 2023
< 620	—%	—%
620 to < 660	—	—
660 to < 700	7	8
700 to < 740	18	18
>= 740	75	74

Weighted Average	762	762
(1)Represents the FICO® score at origination.

The distribution of FICO® scores at origination as of December 31, 2024 was similar to that at year-end 2023. The distribution of FICO® scores at origination is one indication of the portfolio's overall favorable credit quality. At December 31, 2024, 75 percent of the portfolio had scores at an excellent level of 740 or above and 93 percent had scores above 700, which is a threshold generally considered indicative of homeowners with good credit quality.

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

	Based on Estimated Origination Value			Based On Estimated Current Value
Loan-to-Value	December 31, 2024	December 31, 2023	Loan-to-Value	December 31, 2024	December 31, 2023
<= 60%	16%	16%	<= 60%	75%	77%
> 60% to 70%	17	17	> 60% to 70%	10	11
> 70% to 80%	55	55	> 70% to 80%	12	8
> 80% to 90%	8	8	> 80% to 90%	3	4
> 90%	4	4	> 90% to 100%	—	—
			> 100%	—	—
Weighted Average	73%	73%	Weighted Average	48%	48%

The levels of loan-to-value ratios are consistent with the portfolio's excellent credit quality. The percent of loans with current loan-to-value ratios of 60 percent and below at December 31, 2024 remained similar with those at year-end 2023, as the changes in home values have been relatively stable.

Based on the available data, we believe we have minimal exposure to loans in the MPP considered to have characteristics of “subprime” or “alternative/nontraditional” loans. Further, we do not knowingly purchase any loan that violates the terms of our Anti-Predatory Lending Policy.

The following table presents the geographical allocation based on the unpaid principal balance of conventional loans in the MPP.

	December 31, 2024		December 31, 2023
Ohio	60%	Ohio	62%
Kentucky	12	Kentucky	11
Indiana	8	Indiana	8
Tennessee	5	Tennessee	5
Alabama	2	Alabama	2
All others	13	All others	12
Total	100%	Total	100%

Credit Enhancements: Conventional mortgage loans are primarily supported against credit losses by some combination of credit enhancements (primary mortgage insurance (PMI) and the Lender Risk Account (LRA)). The LRA is a hold back of a portion of the initial purchase price to cover potential credit losses. Starting after five years from the loan purchase date, we may return the hold back to PFIs if they manage credit risk to predefined acceptable levels of exposure on the pools of loans they sell to us. As a result, some pools of loans may have sufficient credit enhancements to recapture all losses while other pools of loans may not. The LRA had balances of $240 million and $239 million at December 31, 2024 and 2023, respectively. For more information, see Note 6 of the Notes to Financial Statements.

Credit Performance: The table below provides an analysis of conventional loans delinquent or in the process of foreclosure, along with the national average serious delinquency rate.

	Conventional Loan Delinquencies
(Dollars in millions)	December 31, 2024	December 31, 2023
Early stage delinquencies - unpaid principal balance (1)	$39	$32
Serious delinquencies - unpaid principal balance (2)	$7	$10
Early stage delinquency rate (3)	0.6%	0.5%
Serious delinquency rate (4)	0.1%	0.1%
National average serious delinquency rate (5)	1.1%	1.1%
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
(5)National average number of fixed-rate prime and subprime conventional loans that are 90 days or more past due or in the process of foreclosure is based on the most recent national delinquency data available. The December 31, 2024 rate is based on September 30, 2024 data.

Overall, the MPP has experienced a minimal amount of delinquencies, with delinquency rates continuing to be well below national averages.

We consider a high risk loan as having a current loan-to-value ratio above 100 percent. At December 31, 2024, none of our loans had a current loan-to-value ratio above 100 percent. We believe these data further support our view that the overall portfolio is comprised of high-quality, well-performing loans.

Credit Losses: Residual credit risk exposure depends on the actual and potential credit performance of the loans in each pool compared to the pool's equity (on individual loans) and credit enhancements. Our available credit enhancements at December 31, 2024 were ample and able to cover nearly all of the estimated gross credit losses. As a result, estimated credit losses at December 31, 2024 were less than $1 million. Estimated credit losses, after credit enhancements, are accounted for in the allowance for credit losses or as a charge off (i.e., a reduction to the principal of mortgage loans held for portfolio).

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

(In millions)	December 31, 2024
	Long-Term Rating
	AA	A	Unrated	Total
Unsecured Liquidity Investments
Interest-bearing deposits	$—	$2,360	$—	$2,360
Federal funds sold	1,850	3,050	—	4,900
Total unsecured liquidity investments	1,850	5,410	—	7,260
Guaranteed/Secured Liquidity Investments
Securities purchased under agreements to resell	7,760	1,700	1,279	10,739
U.S. Treasury obligations	6,787	—	—	6,787
GSE obligations	1,577	—	—	1,577
Total guaranteed/secured liquidity investments	16,124	1,700	1,279	19,103
Total liquidity investments	$17,974	$7,110	$1,279	$26,363

Some counterparties used to transact our securities purchased under agreements to resell are not rated by an NRSRO because they are not issuers of debt or are otherwise not required to be rated by an NRSRO. However, each of the counterparties are considered to have the equivalent of at least an investment grade rating based on our internal ratings resulting from a fundamental credit analysis. Securities purchased under agreements to resell are generally secured by the following types of collateral: U.S. Treasury obligations, U.S. agency/GSE obligations, or U.S. agency/GSE MBS. At December 31, 2024, the collateral received had long-term credit ratings of AA, based on the lowest long-term credit ratings of the issuer as provided by Standard & Poor’s, Moody’s, and/or Fitch Advisory Services. The terms of our securities purchased under agreements to resell are structured such that if the fair value of the underlying securities decreases below the fair value required as collateral, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash. Additionally, these investments primarily mature overnight. All overnight investments in securities purchased under agreements to resell outstanding at December 31, 2024 were repaid according to their respective contractual terms.

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

(In millions)	December 31, 2024
	Counterparty Rating
Domicile of Counterparty	AA	A	Total
Domestic	$—	$2,710	$2,710
U.S. branches and agency offices of foreign commercial banks:
Canada	750	1,800	2,550
Netherlands	—	750	750
Australia	650	—	650
Finland	450	—	450
Germany	—	150	150
Total U.S. branches and agency offices of foreign commercial banks	1,850	2,700	4,550
Total unsecured investment credit exposure	$1,850	$5,410	$7,260

We restrict a significant portion of unsecured lending to overnight maturities, which further limits risk exposure to these counterparties. By Finance Agency regulation, all counterparties exposed to non-U.S. countries are required to be domestic U.S. branches of foreign counterparties.

MBS:

GSE MBS
At December 31, 2024, $17.8 billion of MBS held were GSE securities issued by Fannie Mae and Freddie Mac, which provide credit safeguards by guaranteeing either timely or ultimate payments of principal and interest. We believe that the conservatorships of Fannie Mae and Freddie Mac lower the chance that they would not be able to fulfill their credit guarantees.

MBS Issued by Other Government Agencies
We also invest in MBS issued and guaranteed by Ginnie Mae. These investments totaled $1.0 billion at December 31, 2024. We believe that the strength of Ginnie Mae's guarantee and backing by the full faith and credit of the U.S. government is sufficient to protect us against credit losses on these securities.

Derivatives
Credit Risk Exposure: We mitigate most of the credit risk exposure resulting from derivative transactions through collateralization or use of daily settled contracts. The table below presents the lowest long-term counterparty credit ratings provided by Standard & Poor's, Moody's, and/or Fitch Advisory Services for derivative positions to which we had credit risk exposure at December 31, 2024. The ratings displayed in this table should not be taken as an indication of future ratings.

(In millions)	Total Notional	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged to (from) Counterparties	Non-cash Collateral Pledged to (from) Counterparties	Net Credit Exposure to Counterparties
Nonmember counterparties:
Asset positions with credit exposure:
Uncleared derivatives:
A-rated	$15	$—	$—	$—	$—
BBB-rated	2,496	8	(6)	—	2
Total uncleared derivatives	2,511	8	(6)	—	2
Cleared derivatives (1)	55,235	5	59	838	902
Liability positions with credit exposure:
Uncleared derivatives:
A-rated	1,603	(2)	2	—	—
Total uncleared derivatives	1,603	(2)	2	—	—
Total derivative positions with credit exposure to nonmember counterparties	59,349	11	55	838	904
Member institutions (2)	4	—	—	—	—
Total	$59,353	$11	$55	$838	$904
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

At December 31, 2024, the net exposure of uncleared derivatives with residual credit risk exposure was $2 million. If interest rates or the composition of our derivatives change resulting in an increase to our gross exposure to uncleared derivatives, the contractual collateral provisions in these derivatives would limit our net exposure to acceptable levels.

Although we cannot predict if we will realize credit risk losses from any of our derivatives counterparties, we believe that all of the counterparties will be able to continue making timely interest payments and, more generally, to continue to satisfy the terms and conditions of their derivative contracts with us.

Liquidity Risk

Liquidity Overview
We strive to be in a liquidity position at all times to meet the borrowing needs of our members and to meet all current and future financial commitments. This objective is achieved by managing liquidity positions to maintain stable, reliable, and cost-effective sources of funds while taking into account market conditions, member demand, and the maturity profile of assets and liabilities. At December 31, 2024, our liquidity position complied with the FHLBank Act, Finance Agency regulations, and internal policies.

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

We believe our liquidity position, as well as that of the System, continued to be strong during 2024. Our overall ability to effectively fund our operations through debt issuances remained sufficient. Investor demand for System debt was robust in 2024, as investors continued to prefer high-quality money market instruments. We believe there is a low probability of a liquidity or funding crisis in the System that would impair our ability to participate, on a cost-effective basis, in issuances of debt, service outstanding debt, maintain adequate capitalization, or pay competitive dividends.

The System works collectively to manage and monitor the System-wide liquidity and funding risks. Liquidity risk includes the risk that the System could have difficulty rolling over short-term Obligations when market conditions change, also called refinancing risk. The System has a large reliance on short-term funding; therefore, it has a sharp focus on managing liquidity risk to very low levels. As shown on the Statements of Cash Flows, in 2024, our portion of the System's debt issuances totaled $122.1 billion for Discount Notes and $127.6 billion for Bonds. Access to short-term debt markets has been reliable because investors, driven by liquidity preferences and risk aversion, have sought the System’s short-term debt, which has resulted in strong demand for debt maturing in one year or less.

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

The Finance Agency establishes the expectations with respect to the maintenance of sufficient liquidity without access to the capital markets for a specified number of days, which was set as a period of between 10 to 30 calendar days in the base case. Under these expectations, all Advance maturities are assumed to renew, unless the Advances relate to former members who are ineligible to borrow new Advances. The maintenance of sufficient liquidity each day is intended to provide additional assurance that we can continue to provide Advances and Letters of Credit to members over an extended period without access to the capital markets. We were in compliance with these liquidity requirements at all times during 2024.

The Finance Agency also provides guidance related to asset/liability maturity funding gap limits. Funding gap metrics measure the difference between assets and liabilities that are scheduled to mature during a specified period of time and are expressed as a percentage of total assets. Although subject to change depending on conditions in the financial markets, the current regulatory requirement for funding gaps is between -10 percent to -20 percent for the three-month maturity horizon and is between -25 percent to -35 percent for the one-year maturity horizon. During 2024, we operated within those limits.

To support our member deposits, we also must meet a statutory deposit reserve requirement. The sum of our investments in obligations of the United States, deposits in eligible banks or trust companies, and Advances with a final maturity not exceeding five years must equal or exceed the current amount of member deposits. The following table presents the components of this liquidity requirement.

(In millions)	December 31, 2024	December 31, 2023
Deposit Reserve Requirement
Total Eligible Deposit Reserves	$92,794	$88,988
Total Member Deposits	(1,099)	(1,120)
Excess Deposit Reserves	$91,695	$87,868

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

Fair Value Measurement of Interest Rate Derivatives and Hedged Items
In accordance with Finance Agency regulations, we execute all derivatives to manage market risk exposure, not for speculation or solely for earnings enhancement. We record derivative instruments at their fair values on the Statements of Condition, and we record changes in these fair values in current period earnings. We strive to ensure that our use of derivatives maximizes the probability that they are highly effective in offsetting changes in the market values of the designated balance sheet instruments, as applicable. The judgments and assumptions that are most critical to the application of this accounting policy are those affecting the estimation of fair values of derivative instruments and the related hedged items, which may have a significant impact on the results reported. At December 31, 2024, our derivatives portfolio included notional amounts of $45.4 billion accounted for as fair value hedges and $20.3 billion accounted for as economic hedges and the fair value of derivative assets and liabilities was $65.8 million and $3.6 million, respectively.

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

For derivatives accounted for as fair value hedges, the hedged risk is generally designated to be changes in the eligible benchmark interest rate. The result is that there has been a relatively small amount of unrealized earnings volatility from hedging market risk with derivatives. However, each month, we also compute fair values on all derivatives and related hedged instruments across a range of interest rate scenarios to understand the sensitivity to interest rate changes. For derivatives receiving long-haul fair value hedge accounting, the additional amount of earnings volatility under an assumption of stressed interest rate environments as of year-end 2024 was in a range of negative $5 million to positive $8 million.

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

OTHER FINANCIAL INFORMATION

Investments

Data on investments for the years ended December 31, 2024, 2023 and 2022 are provided in the tables below.

(In millions)	Carrying Value at December 31,
	2024	2023	2022
Interest-bearing deposits	$2,360	$1,875	$1,770
Securities purchased under agreements to resell	10,739	5,242	520
Federal funds sold	4,900	6,774	5,399
Trading securities:
U.S. Treasury obligations	1,249	249	492
GSE obligations	1,457	1,497	1,488
Total trading securities	2,706	1,746	1,980
Available-for-sale securities:
U.S. Treasury obligations	5,488	7,612	7,194
GSE obligations	120	120	118
MBS:
GSE multi-family	3,454	2,440	1,320
Total available-for-sale securities	9,062	10,172	8,632
Held-to-maturity securities:
U.S. Treasury obligations	50	49	47
MBS:
U.S. obligation single-family	998	1,109	1,232
GSE single-family	3,627	3,147	1,632
GSE multi-family	10,697	12,527	12,393
Total held-to-maturity securities	15,372	16,832	15,304
Total securities	27,140	28,750	25,916
Total investments	$45,139	$42,641	$33,605

As of December 31, 2024, available-for-sale and held-to-maturity securities had the following maturity and yield characteristics.

(Dollars in millions)	Due in one year or less	Due after one year through five years	Due after five through 10 years	Due after 10 years	Carrying Value
Available-for-sale securities:
U.S. Treasury obligations	$—	$5,488	$—	$—	$5,488
GSE obligations	10	100	10	—	120
MBS (1):
GSE multi-family	—	646	2,724	84	3,454
Total available-for-sale securities	$10	$6,234	$2,734	$84	$9,062
Weighted average yield on available-for sale securities (2)	3.28%	1.94%	3.41%	4.80%
Held-to-maturity securities:
U.S. Treasury obligations	$50	$—	$—	$—	$50
MBS (1):
U.S. obligation single-family	—	—	—	998	998
GSE single-family	—	1	713	2,913	3,627
GSE multi-family	174	3,394	7,129	—	10,697
Total held-to-maturity securities	$224	$3,395	$7,842	$3,911	$15,372
Weighted average yield on held-to-maturity securities (2)	5.06%	5.18%	4.87%	4.71%
(1)MBS allocated based on contractual principal maturities assuming no prepayments.
(2)The weighted average yields on available-for-sale and held-to-maturity securities are calculated as the sum of each debt security's period end balance adjusted by the effect of amortization and accretion of premiums and discounts multiplied by the coupon rate, divided by the total debt securities. The result is then multiplied by 100 to express it as a percentage.

Advances
The following table presents Advances by product type and redemption term, including index-amortizing Advances, which are presented according to their predetermined amortization schedules.

(In millions)	December 31,
Types of Advances by Redemption Term	2024	2023
Fixed-rate:
Due in 1 year or less	$20,878	$18,309
Due after 1 year through 3 years	21,828	13,183
Due after 3 years through 5 years	4,278	7,908
Due after 5 years through 15 years	645	852
Thereafter	2	3
Total par value	47,631	40,255
Fixed-rate, callable or prepayable (1):
Due in 1 year or less	—	—
Due after 1 year through 3 years	9	—
Due after 3 years through 5 years	29	33
Due after 5 years through 15 years	—	—
Thereafter	—	—
Total par value	38	33
Fixed-rate, putable:
Due in 1 year or less	—	—
Due after 1 year through 3 years	110	60
Due after 3 years through 5 years	110	100
Due after 5 years through 15 years	395	405
Thereafter	—	—
Total par value	615	565
Variable-rate:
Due in 1 year or less	7,120	11,762
Due after 1 year through 3 years	1,626	5,495
Due after 3 years through 5 years	—	50
Due after 5 years through 15 years	—	—
Thereafter	—	—
Total par value	8,746	17,307
Variable-rate, callable or prepayable (1):
Due in 1 year or less	3,960	1,216
Due after 1 year through 3 years	13,500	9,000
Due after 3 years through 5 years	4,000	4,000
Due after 5 years through 15 years	—	—
Thereafter	—	—
Total par value	21,460	14,216
Other (2) :
Due in 1 year or less	260	273
Due after 1 year through 3 years	367	426
Due after 3 years through 5 years	197	255
Due after 5 years through 15 years	228	303
Thereafter	3	5
Total par value	1,055	1,262
Total par value Advances	$79,545	$73,638
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

(In millions)	December 31,
Redemption Term	2024	2023
Due in 1 year or less	$261	$254
Due after 1 year through 5 years	1,061	1,038
Due after 5 years through 15 years	2,778	2,642
Thereafter	2,993	3,026
Total unpaid principal balance	$7,093	$6,960

The following table presents certain credit risk related balances and ratios for mortgage loans.

(Dollars in millions)	December 31, 2024	December 31, 2023
Unpaid Principal Balance
Mortgage loans held for portfolio	$7,093	$6,960
Average loans outstanding during the period	7,032	6,917
Non-accrual loans	1	1
Allowance for credit losses on mortgage loans held for portfolio	—	—
Net charge-offs	—	—

Ratios (1)
Net charge-offs to average loans outstanding during the period	—%	—%
Allowance for credit losses to mortgage loans held for portfolio	—%	—%
Non-accrual loans to mortgage loans held for portfolio	0.02%	0.02%
Allowance for credit losses to non-accrual loans	23.81%	24.73%
(1)The ratios have been computed using dollars in thousands. Accordingly, recalculations based upon the disclosed amounts in millions may produce nominally different results.

Uninsured Term Deposits

The table below presents the maturities for uninsured term deposits:

(In millions) By remaining maturity at December 31, 2024	3 months or less	Over 3 months but within 6 months	Over 6 months but within 12 months	Over 12 months but within 24 months	Total
Uninsured term deposits	$53	$9	$43	$4	$109

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

Item 8.     Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of the Federal Home Loan Bank of Cincinnati

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of condition of the Federal Home Loan Bank of Cincinnati (the "FHLB") as of December 31, 2024 and 2023, and the related statements of income, of comprehensive income (loss), of capital and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the "financial statements"). We also have audited the FHLB’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the FHLB as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the FHLB maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Valuation of Interest-Rate Derivatives and Hedged Items

As described in Notes 7 and 15 to the financial statements, the FHLB uses derivatives to manage interest-rate risk and reduce funding costs, among other risk management objectives. The total notional amount of derivatives as of December 31, 2024 was $65.7 billion, of which 69% were designated as hedging instruments, and the fair value of derivative assets and liabilities as of December 31, 2024 was $65.8 million and $3.6 million, respectively. The fair values of interest-rate derivatives and hedged items are determined using the standard valuation technique of discounted cash flow analysis, which uses market-observable inputs, such as discount rate, forward interest rate, and volatility assumptions.

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

/s/ PricewaterhouseCoopers LLP

Cincinnati, Ohio
March 20, 2025

We have served as the FHLB’s auditor since 1990.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CONDITION

(In thousands, except par value)	December 31,
	2024	2023
ASSETS
Cash and due from banks (Note 3)	$28,276	$20,824
Interest-bearing deposits	2,360,203	1,875,037
Securities purchased under agreements to resell	10,738,637	5,242,480
Federal funds sold	4,900,000	6,774,000
Investment securities: (Note 4)
Trading securities	2,705,895	1,745,742
Available-for-sale securities (amortized cost of $9,101,909 and $10,247,585 and includes $838,490 and $819,794 pledged as collateral that may be repledged)	9,062,735	10,171,588
Held-to-maturity securities (fair value of $15,119,557 and $16,576,613)	15,371,712	16,832,133
Total investment securities	27,140,342	28,749,463
Advances (includes $281,299 and $214,035 at fair value under fair value option) (Note 5)	79,346,365	73,553,162
Mortgage loans held for portfolio, net of allowance for credit losses of $331 and $316 (Note 6)	7,244,200	7,108,334
Accrued interest receivable	464,032	535,564
Derivative assets (Note 7)	65,767	101,991
Other assets, net	39,775	34,883
TOTAL ASSETS	$132,327,597	$123,995,738
LIABILITIES
Deposits (Note 8)	$1,094,313	$1,113,704
Consolidated Obligations: (Note 9)
Discount Notes (includes $8,670,557 and $14,085,003 at fair value under fair value option)	19,508,823	23,690,526
Bonds (includes $7,324,443 and $20,657,254 at fair value under fair value option)	103,817,800	91,756,430
Total Consolidated Obligations	123,326,623	115,446,956
Mandatorily redeemable capital stock (Note 11)	14,384	17,314
Accrued interest payable	526,384	422,886
Affordable Housing Program payable (Note 10)	171,224	139,807
Derivative liabilities	3,584	9,831
Other liabilities	454,340	418,557
Total liabilities	125,590,852	117,569,055
Commitments and contingencies (Note 16)
CAPITAL (Note 11)
Capital stock Class B putable ($100 par value); issued and outstanding shares: 49,358 and 48,459	4,935,775	4,845,902
Retained earnings:
Unrestricted	1,023,841	964,436
Restricted	815,335	693,682
Total retained earnings	1,839,176	1,658,118
Accumulated other comprehensive income (loss) (Note 12)	(38,206)	(77,337)
Total capital	6,736,745	6,426,683
TOTAL LIABILITIES AND CAPITAL	$132,327,597	$123,995,738

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF INCOME

(In thousands)	For the Years Ended December 31,
	2024	2023	2022
INTEREST INCOME:
Advances	$4,164,523	$4,447,281	$1,208,130
Prepayment fees on Advances, net	675	2,984	3,114
Interest-bearing deposits	110,835	120,733	25,192
Securities purchased under agreements to resell	107,425	147,325	49,132
Federal funds sold	556,712	626,682	203,630
Investment securities:
Trading securities	104,476	69,288	105,247
Available-for-sale securities	532,229	522,793	162,394
Held-to-maturity securities	859,915	805,862	258,682
Total investment securities	1,496,620	1,397,943	526,323
Mortgage loans held for portfolio	237,919	213,545	204,011
Loans to other FHLBanks	367	1,075	687
Total interest income	6,675,076	6,957,568	2,220,219
INTEREST EXPENSE:
Consolidated Obligations:
Discount Notes	986,521	2,104,787	775,421
Bonds	4,833,171	3,931,630	935,003
Total Consolidated Obligations	5,819,692	6,036,417	1,710,424
Deposits	54,093	54,192	16,838
Loans from other FHLBanks	1	1	1
Mandatorily redeemable capital stock	1,445	2,885	5,522
Other borrowings	—	1	—
Total interest expense	5,875,231	6,093,496	1,732,785
NET INTEREST INCOME	799,845	864,072	487,434
NON-INTEREST INCOME (LOSS):
Net gains (losses) on trading securities	(25,112)	15,999	(336,889)
Net gains (losses) on sales of available-for-sale securities	1,268	—	—
Net gains (losses) on financial instruments held under fair value option	(26,241)	(39,713)	74,712
Net gains (losses) on derivatives	53,901	(2,065)	130,991
Other, net	32,055	30,240	27,919
Total non-interest income (loss)	35,871	4,461	(103,267)
NON-INTEREST EXPENSE:
Compensation and benefits	55,551	53,666	51,122
Other operating expenses	37,532	32,853	25,107
Finance Agency	11,338	11,073	7,842
Office of Finance	7,004	6,410	6,373
Voluntary housing and community investment	42,239	15,081	5,025
Other	6,041	7,110	8,089
Total non-interest expense	159,705	126,193	103,558
INCOME BEFORE ASSESSMENTS	676,011	742,340	280,609
Affordable Housing Program assessments	67,745	74,522	28,613
NET INCOME	$608,266	$667,818	$251,996
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)	For the Years Ended December 31,
	2024	2023	2022
Net income	$608,266	$667,818	$251,996
Other comprehensive income (loss) adjustments:
Net unrealized gains (losses) on available-for-sale securities	38,091	(27,271)	(74,851)
Reclassification adjustment for net realized (gains) losses on sale of available-for-sale securities included in net income	(1,268)	—	—
Pension and postretirement benefits	2,308	(726)	12,417
Total other comprehensive income (loss) adjustments	39,131	(27,997)	(62,434)
Comprehensive income (loss)	$647,397	$639,821	$189,562

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CAPITAL

(In thousands)	Capital Stock Class B - Putable		Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Par Value	Unrestricted	Restricted	Total		Capital
BALANCE, DECEMBER 31, 2021	24,900	$2,490,016	$783,072	$509,719	$1,292,791	$13,094	$3,795,901
Comprehensive income (loss)			201,597	50,399	251,996	(62,434)	189,562
Proceeds from issuance of capital stock	55,337	5,533,659					5,533,659
Repurchase of capital stock	(2,082)	(208,150)					(208,150)
Net stock reclassified to mandatorily redeemable capital stock	(26,648)	(2,664,846)					(2,664,846)
Cash dividends on capital stock			(143,895)		(143,895)		(143,895)
BALANCE, DECEMBER 31, 2022	51,507	$5,150,679	$840,774	$560,118	$1,400,892	$(49,340)	$6,502,231
Comprehensive income (loss)			534,254	133,564	667,818	(27,997)	639,821
Proceeds from issuance of capital stock	54,759	5,475,895					5,475,895
Repurchase of capital stock	(52,074)	(5,207,381)					(5,207,381)
Net stock reclassified to mandatorily redeemable capital stock	(5,733)	(573,291)					(573,291)
Cash dividends on capital stock			(410,592)		(410,592)		(410,592)
BALANCE, DECEMBER 31, 2023	48,459	$4,845,902	$964,436	$693,682	$1,658,118	$(77,337)	$6,426,683
Comprehensive income (loss)			486,613	121,653	608,266	39,131	647,397
Proceeds from issuance of capital stock	27,333	2,733,273					2,733,273
Repurchase of capital stock	(26,358)	(2,635,837)					(2,635,837)
Net stock reclassified to mandatorily redeemable capital stock	(76)	(7,563)					(7,563)
Cash dividends on capital stock			(427,208)		(427,208)		(427,208)
BALANCE, DECEMBER 31, 2024	49,358	$4,935,775	$1,023,841	$815,335	$1,839,176	$(38,206)	$6,736,745
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CASH FLOWS

(In thousands)	For the Years Ended December 31,
	2024	2023	2022
OPERATING ACTIVITIES:
Net income	$608,266	$667,818	$251,996
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization/(accretion)	(46,267)	33	304,480
Net change in derivative and hedging activities	210,796	(631,889)	1,356,601
Net change in fair value adjustments on trading securities	25,112	(15,999)	336,889
Net realized (gains) losses from sales of available-for-sale securities	(1,268)	—	—
Net change in fair value adjustments on financial instruments held under fair value option	26,241	39,713	(74,712)
Other adjustments, net	1,103	1,470	754
Net change in:
Accrued interest receivable	71,455	(251,893)	(196,020)
Other assets	(372)	(1,830)	(2,695)
Accrued interest payable	(30,216)	321,176	254,707
Other liabilities	32,115	51,197	(2,106)
Total adjustments	288,699	(488,022)	1,977,898
Net cash provided by (used in) operating activities	896,965	179,796	2,229,894

INVESTING ACTIVITIES:
Net change in:
Interest-bearing deposits	(447,893)	328,821	(1,590,953)
Securities purchased under agreements to resell	(5,496,157)	(4,722,940)	762,900
Federal funds sold	1,874,000	(1,375,000)	106,000
Trading securities:
Proceeds from maturities and paydowns	267,045	250,073	2,975,089
Proceeds from sales	—	—	1,489,023
Purchases	(1,252,309)	—	—
Available-for-sale securities:
Proceeds from maturities and paydowns	21,329	—	—
Proceeds from sales	2,182,572	—	—
Purchases	(1,069,639)	(1,240,419)	(4,505,274)
Held-to-maturity securities:
Proceeds from maturities and paydowns	3,007,893	2,078,730	1,815,470
Purchases	(1,552,521)	(3,608,759)	(7,218,330)
Advances, net	(5,905,342)	(6,209,773)	(44,473,600)
Mortgage loans held for portfolio:
Principal collected	676,132	614,451	1,110,219
Purchases	(831,475)	(579,560)	(724,885)
Premises, software, and equipment, net	(8,485)	(6,990)	(1,512)
Net cash provided by (used in) investing activities	(8,534,850)	(14,471,366)	(50,255,853)

The accompanying notes are an integral part of these financial statements.

(continued from previous page)
FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CASH FLOWS

(In thousands)	For the Years Ended December 31,
	2024	2023	2022
FINANCING ACTIVITIES:
Net change in deposits	$(78,041)	$171,528	$(370,784)
Net proceeds from issuance of Consolidated Obligations:
Discount Notes	122,131,671	171,458,400	259,185,837
Discount Notes transferred from other FHLBanks	996	—	—
Bonds	127,567,946	137,501,180	85,793,046
Bonds transferred from other FHLBanks	—	249,999	—
Payments for maturing and retiring Consolidated Obligations:
Discount Notes	(126,239,572)	(188,453,189)	(248,606,483)
Discount Notes transferred to other FHLBanks	(3,993)	—	—
Bonds	(115,393,405)	(105,919,620)	(50,636,885)
Proceeds from issuance of capital stock	2,733,273	5,475,895	5,533,659
Payments for repurchase of capital stock	(2,635,837)	(5,207,381)	(208,150)
Payments for repurchase/redemption of mandatorily redeemable capital stock	(10,493)	(573,430)	(2,668,604)
Cash dividends paid	(427,208)	(410,592)	(143,895)
Net cash provided by (used in) financing activities	7,645,337	14,292,790	47,877,741
Net increase (decrease) in cash and due from banks	7,452	1,220	(148,218)
Cash and due from banks at beginning of the period	20,824	19,604	167,822
Cash and due from banks at end of the period	$28,276	$20,824	$19,604
Supplemental Disclosures:
Interest paid	$5,883,521	$5,927,421	$1,214,471

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI

NOTES TO FINANCIAL STATEMENTS

Background Information

The Federal Home Loan Bank of Cincinnati (the FHLB), a federally chartered corporation, is one of 11 District Federal Home Loan Banks (FHLBanks). The FHLBanks are government-sponsored enterprises (GSEs) that serve the public by enhancing the availability of credit for residential mortgages and targeted community development. The FHLB provides a readily available, competitively-priced source of funds to its member institutions. The FHLB is a cooperative whose member institutions own nearly all of the capital stock of the FHLB and may receive dividends on their investment to the extent declared by the FHLB's Board of Directors. Former members own the remaining capital stock to support business transactions still carried on the FHLB's Statements of Condition. Regulated financial depositories and insurance companies engaged in residential housing finance may apply for membership. Additionally, qualified Community Development Financial Institutions (CDFIs) are eligible to be members. Housing associates, including state and local housing authorities, may also borrow from the FHLB; while eligible to borrow, housing authorities are not members of the FHLB and, therefore, are not allowed to hold capital stock. A housing authority is eligible to utilize the Advance programs of the FHLB if it meets applicable statutory requirements. It must be a U.S. Department of Housing and Urban Development approved mortgagee and must also meet applicable mortgage lending, financial condition, as well as charter, inspection and supervision requirements.

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

Available-for-Sale. Securities that are not classified as held-to-maturity or trading are classified as available-for-sale and are carried at fair value. The change in fair value of available-for-sale securities not in qualifying fair value hedging relationships is recorded in other comprehensive income as net unrealized gains (losses) on available-for-sale securities. For available-for-sale securities in hedging relationships that qualify as fair value hedges, the FHLB records the portion of the change in the fair value of the investment related to the risk being hedged in interest income on available-for-sale securities together with the related change in the fair value of the derivative, and records the remainder of the change in the fair value of the investment in other comprehensive income as net unrealized gains (losses) on available-for-sale securities.

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

Premises, software and equipment were $16,191,000 and $10,589,000, which was net of accumulated depreciation and amortization of $42,617,000 and $39,774,000 as of December 31, 2024 and 2023, respectively. For the years ended December 31, 2024, 2023, and 2022, the depreciation and amortization expense for premises, software and equipment was $2,862,000, $2,135,000, and $2,256,000, respectively.

Leases. The FHLB leases office space and office equipment to run its business operations. At December 31, 2024 and 2023, the FHLB included in the Statements of Condition $1,563,000 and $2,644,000 of operating lease right-of-use assets in other assets, net, and $1,719,000 and $2,801,000 of operating lease liabilities in other liabilities. The FHLB recognized operating lease costs in the other operating expenses line of the Statements of Income of $2,135,000, $1,921,000 and $1,840,000 for the years ended December 31, 2024, 2023 and 2022.

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

The FHLB utilizes two Derivative Clearing Organizations (Clearinghouses), for all cleared derivative transactions, LCH Ltd. and CME Clearing. At both Clearinghouses, variation margin is characterized as daily settlement payments and initial margin is considered collateral.

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

Voluntary Housing and Community Investment Expenses. The FHLB classifies amounts awarded under its voluntary housing programs as other non-interest expenses. Voluntary Affordable Housing Program (AHP) contributions are expensed when the FHLB's Board of Directors approves the irrevocable terms of the award, and the likelihood of the award is probable and the amount is estimable. Any voluntary AHP contribution is subject to the same regulatory requirements as AHP assessments. Other voluntary housing and community investment initiatives primarily consist of voluntary grants and contributions. Voluntary grants and contributions are recognized as expenses in the period in which the grants or contributions are considered unconditional promises to give.

Affordable Housing Program Assessments. The FHLBank Act requires each FHLBank to establish and fund an AHP. The FHLB recognizes the required funding for the AHP on the Statements of Income as a reduction to income before assessments and establishes an AHP liability on the Statements of Condition. The AHP funds provide subsidies to members to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. Currently, the FHLB makes subsidies available to members in the form of grants. The FHLB also provides AHP subsidized Advances, which are issued at interest rates below the customary interest rate for non-subsidized Advances. For an AHP Advance, the present value of the variation in the cash flow caused by the difference in the interest rate between the AHP Advance rate and the FHLB's related cost of funds for comparable maturity funding is charged against the AHP liability and recorded as a discount on the AHP Advance. The discount on an AHP Advance is accreted to interest income on Advances using a level-yield methodology over the life of the Advance.

Note 2 - Recently Issued and Adopted Accounting Guidance

Disaggregation of Income Statement Expenses. In November 2024, the Financial Accounting Standards Board (FASB) issued guidance that requires disclosure, in the notes to the financial statements, of specified information about certain costs and expenses on an interim and annual basis. The guidance becomes effective for the FHLB for the annual period ending December 31, 2027 and the interim periods thereafter. Early adoption is permitted. The FHLB does not intend to adopt this guidance early. The adoption of this new guidance may impact the FHLB's disclosures, but will not have a material impact on its financial condition, results of operations, and cash flows.

Improvements to Reportable Segment Disclosures. In November 2023, the FASB issued guidance that improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. Among other things, the new guidance requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, requires segment disclosures for entities with a single reportable segment, and expands interim disclosure requirements. This guidance became effective for the FHLB for the annual period ended December 31, 2024 and the interim periods thereafter. The adoption of this guidance affected the disclosures in Note 14 - Segment Information, but did not have any effect on the FHLB's financial condition, results of operations, or cash flows.

Note 3 - Cash and Due from Banks

Cash and due from banks on the Statements of Condition includes cash on hand, cash items in the process of collection, compensating balances, and amounts due from correspondent banks and the Federal Reserve Bank.

Compensating Balances. The FHLB maintains collected cash balances with commercial banks in return for certain services. These agreements contain no legal restrictions on the withdrawal of funds. The average collected cash balances for the years ended December 31, 2024 and 2023 were approximately $694,000 and $764,000, respectively.

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

At December 31, 2024 and 2023, interest-bearing deposits and Federal funds sold were transacted with counterparties that have received a credit rating of single-A or greater by a nationally recognized statistical rating organization (NRSRO). Finance Agency regulations include a limit on the amount of unsecured credit the FHLB may extend to a counterparty. At December 31, 2024 and 2023, all investments in interest-bearing deposits and Federal funds sold were repaid or expected to be repaid according to their respective contractual terms. No allowance for credit losses was recorded for these assets at December 31, 2024 and 2023. Carrying values of interest-bearing deposits and Federal funds sold exclude accrued interest receivable of (in thousands) $9,154 and $590 as of December 31, 2024, and $8,627 and $3,006 as of December 31, 2023.

Securities purchased under agreements to resell are short-term and are structured such that they are evaluated regularly to determine if the market value of the underlying securities decreases below the market value required as collateral (i.e., subject to collateral maintenance provisions). If so, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash, generally by the next business day. Based upon the collateral held as security and collateral maintenance provisions with counterparties, the FHLB determined that no allowance for credit losses was needed for its securities purchased under agreements to resell at December 31, 2024 and 2023. The carrying value of securities purchased under agreements to resell excludes accrued interest receivable of (in thousands) $1,319 and $2,373 as of December 31, 2024 and 2023, respectively.

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

Trading Securities

Table 4.1 - Trading Securities by Major Security Types (in thousands)

Fair Value	December 31, 2024	December 31, 2023
Non-mortgage-backed securities (non-MBS):
U.S. Treasury obligations	$1,248,651	$248,688
GSE obligations	1,457,242	1,497,009
Total non-MBS	2,705,893	1,745,697
Mortgage-backed securities (MBS):
U.S. obligation single-family	2	45
Total MBS	2	45
Total	$2,705,895	$1,745,742

Table 4.2 - Net Gains (Losses) on Trading Securities (in thousands)

	For the Years Ended December 31,
	2024	2023	2022
Net unrealized gains (losses) on trading securities held at period end	$(26,697)	$14,592	$(284,575)
Net gains (losses) on trading securities sold/matured during the period	1,585	1,407	(52,314)
Net gains (losses) on trading securities	$(25,112)	$15,999	$(336,889)

Available-for-Sale Securities

Table 4.3 - Available-for-Sale Securities by Major Security Types (in thousands)

	December 31, 2024
	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-MBS:
U.S. Treasury obligations	$5,489,303	$1,985	$(2,719)	$5,488,569
GSE obligations	119,640	671	—	120,311
Total non-MBS	5,608,943	2,656	(2,719)	5,608,880
MBS:
GSE multi-family	3,492,966	1,186	(40,297)	3,453,855
Total MBS	3,492,966	1,186	(40,297)	3,453,855
Total	$9,101,909	$3,842	$(43,016)	$9,062,735

	December 31, 2023
	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-MBS:
U.S. Treasury obligations	$7,630,467	$564	$(19,212)	$7,611,819
GSE obligations	119,366	575	(29)	119,912
Total non-MBS	7,749,833	1,139	(19,241)	7,731,731
MBS:
GSE multi-family	2,497,752	97	(57,992)	2,439,857
Total MBS	2,497,752	97	(57,992)	2,439,857
Total	$10,247,585	$1,236	$(77,233)	$10,171,588
(1)Amortized cost of available-for-sale securities includes adjustments made to the cost basis of an investment for accretion, amortization, and/or fair value hedge accounting adjustments, and excludes accrued interest receivable of (in thousands) $29,534 and $47,969 at December 31, 2024 and 2023, respectively.

Table 4.4 summarizes the available-for-sale securities with gross unrealized losses, which are aggregated by major security type and length of time that individual securities have been in a continuous gross unrealized loss position.

Table 4.4 - Available-for-Sale Securities in a Continuous Gross Unrealized Loss Position (in thousands)

	December 31, 2024
	Less than 12 Months		12 Months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Non-MBS:
U.S. Treasury obligations	$2,034,543	$(1,456)	$918,782	$(1,263)	$2,953,325	$(2,719)
Total non-MBS	2,034,543	(1,456)	918,782	(1,263)	2,953,325	(2,719)
MBS:
GSE multi-family MBS	1,590,377	(7,822)	1,457,592	(32,475)	3,047,969	(40,297)
Total MBS	1,590,377	(7,822)	1,457,592	(32,475)	3,047,969	(40,297)
Total	$3,624,920	$(9,278)	$2,376,374	$(33,738)	$6,001,294	$(43,016)

	December 31, 2023
	Less than 12 Months		12 Months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Non-MBS:
U.S. Treasury obligations	$5,738,322	$(14,385)	$907,749	$(4,827)	$6,646,071	$(19,212)
GSE obligations	—	—	4,478	(29)	4,478	(29)
Total non-MBS	5,738,322	(14,385)	912,227	(4,856)	6,650,549	(19,241)
MBS:
GSE multi-family MBS	1,103,524	(12,797)	1,196,774	(45,195)	2,300,298	(57,992)
Total MBS	1,103,524	(12,797)	1,196,774	(45,195)	2,300,298	(57,992)
Total	$6,841,846	$(27,182)	$2,109,001	$(50,051)	$8,950,847	$(77,233)

Table 4.5 - Available-for-Sale Securities by Contractual Maturity (in thousands)

	December 31, 2024		December 31, 2023
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-MBS:
Due in 1 year or less	$9,900	$9,924	$—	$—
Due after 1 year through 5 years	5,589,159	5,588,968	7,010,815	6,994,480
Due after 5 years through 10 years	9,884	9,988	728,761	726,993
Due after 10 years	—	—	10,257	10,258
Total non-MBS	5,608,943	5,608,880	7,749,833	7,731,731
MBS (1)	3,492,966	3,453,855	2,497,752	2,439,857
Total	$9,101,909	$9,062,735	$10,247,585	$10,171,588
(1)MBS are not presented by contractual maturity because their expected maturities will likely differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 4.6 - Interest Rate Payment Terms of Available-for-Sale Securities (in thousands)

	December 31, 2024	December 31, 2023
Amortized cost of non-MBS:
Fixed-rate	$5,608,943	$7,749,833
Total amortized cost of non-MBS	5,608,943	7,749,833
Amortized cost of MBS:
Fixed-rate	3,492,966	2,497,752
Total amortized cost of MBS	3,492,966	2,497,752
Total	$9,101,909	$10,247,585

Realized Gains and Losses. During the year ended December 31, 2024, for strategic and economic reasons, the FHLB sold a portion of available-for-sale securities. These securities had an amortized cost (determined by the specific identification method) of (in thousands) $2,181,304. During the year ended December 31, 2024, proceeds from the sales totaled (in thousands) $2,182,572, resulting in realized gains (losses) of (in thousands) $1,268. The FHLB had no sales of securities out of its available-for-sale portfolio for the years ended December 31, 2023 and 2022.

Held-to-Maturity Securities

Table 4.7 - Held-to-Maturity Securities by Major Security Types (in thousands)

	December 31, 2024
	Amortized Cost (1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
Non-MBS:
U.S. Treasury obligations	$49,948	$17	$—	$49,965
Total non-MBS	49,948	17	—	49,965
MBS:
U.S. obligation single-family	997,725	—	(146,742)	850,983
GSE single-family	3,626,755	11,048	(83,441)	3,554,362
GSE multi-family	10,697,284	3,836	(36,873)	10,664,247
Total MBS	15,321,764	14,884	(267,056)	15,069,592
Total	$15,371,712	$14,901	$(267,056)	$15,119,557

	December 31, 2023
	Amortized Cost (1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
Non-MBS:
U.S. Treasury obligations	$49,078	$—	$(6)	$49,072
Total non-MBS	49,078	—	(6)	49,072
MBS:
U.S. obligation single-family	1,109,265	—	(129,457)	979,808
GSE single-family	3,146,571	23,124	(79,336)	3,090,359
GSE multi-family	12,527,219	2,159	(72,004)	12,457,374
Total MBS	16,783,055	25,283	(280,797)	16,527,541
Total	$16,832,133	$25,283	$(280,803)	$16,576,613

(1)Carrying value equals amortized cost. Amortized cost of held-to-maturity securities includes adjustments made to the cost basis of an investment for accretion and amortization and excludes accrued interest receivable of (in thousands) $56,118 and $68,866 at December 31, 2024 and 2023, respectively.

Table 4.8 - Held-to-Maturity Securities by Contractual Maturity (in thousands)

	December 31, 2024		December 31, 2023
Year of Maturity	Amortized Cost (1)	Fair Value	Amortized Cost (1)	Fair Value
Non-MBS:
Due in 1 year or less	$49,948	$49,965	$49,078	$49,072
Due after 1 year through 5 years	—	—	—	—
Due after 5 years through 10 years	—	—	—	—
Due after 10 years	—	—	—	—
Total non-MBS	49,948	49,965	49,078	49,072
MBS (2)	15,321,764	15,069,592	16,783,055	16,527,541
Total	$15,371,712	$15,119,557	$16,832,133	$16,576,613
(1)Carrying value equals amortized cost.
(2)MBS are not presented by contractual maturity because their expected maturities will likely differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 4.9 - Interest Rate Payment Terms of Held-to-Maturity Securities (in thousands)

	December 31, 2024	December 31, 2023
Amortized cost of non-MBS:
Fixed-rate	$49,948	$49,078
Total amortized cost of non-MBS	49,948	49,078
Amortized cost of MBS:
Fixed-rate	4,501,701	4,118,328
Variable-rate	10,820,063	12,664,727
Total amortized cost of MBS	15,321,764	16,783,055
Total	$15,371,712	$16,832,133

For the years ended December 31, 2024, 2023 and 2022, the FHLB did not sell any held-to-maturity securities.

Allowance for Credit Losses on Available-for-Sale and Held-to-Maturity Securities

The FHLB evaluates available-for-sale and held-to-maturity investment securities for credit losses on a quarterly basis. The FHLB’s available-for-sale and held-to-maturity securities are U.S. Treasury obligations, GSE obligations, and MBS issued by Fannie Mae, Freddie Mac and Ginnie Mae that are backed by single-family or multi-family mortgage loans. The FHLB only purchases securities considered investment quality. At December 31, 2024 and 2023, all available-for-sale and held-to-maturity securities were rated single-A, or above, by an NRSRO, based on the lowest long-term credit rating for each security owned by the FHLB. The FHLB’s internal ratings of these securities may differ from those obtained from an NRSRO.

The FHLB evaluates individual available-for-sale securities for impairment by comparing the security’s fair value to its amortized cost. Impairment may exist when the fair value of the investment is less than its amortized cost (i.e., in an unrealized loss position). At December 31, 2024 and 2023, certain available-for-sale securities were in an unrealized loss position. These losses are considered temporary as the FHLB expects to recover the entire amortized cost basis on these available-for-sale investment securities and does not intend to sell these securities nor considers it more likely than not that it will be required to sell these securities before the anticipated recovery of each security's remaining amortized cost basis. Further, the FHLB has not experienced any payment defaults on the instruments at December 31, 2024 or 2023 and all of these securities are highly-rated. In the case of U.S. obligations, they carry an explicit government guarantee. In the case of GSE securities, they are purchased under the assumption that the issuers' obligation to pay principal and interest on those securities will be honored, taking into account their status as GSEs. As a result, no allowance for credit losses was recorded on these available-for-sale securities at December 31, 2024 and 2023.

The FHLB evaluates its held-to-maturity securities for impairment on a collective, or pooled basis, unless an individual assessment is deemed necessary because the securities do not possess similar risk characteristics. As of December 31, 2024 and 2023, the FHLB had not established an allowance for credit loss on any held-to-maturity securities because the securities: (1) were all highly-rated and/or had short remaining terms to maturity, (2) had not experienced, nor did the FHLB expect, any payment defaults on the instruments, (3) in the case of U.S. obligations, the securities carry an explicit government guarantee such that the FHLB considered the risk of nonpayment to be zero, and (4) in the case of GSE securities, they are purchased under an assumption that the issuers' obligation to pay principal and interest on those securities will be honored, taking into account their status as GSEs.

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

Table 5.1 - Advances by Redemption Term (dollars in thousands)

	December 31, 2024		December 31, 2023
Redemption Term	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Overdrawn demand deposit accounts	$53	4.51%	$458	5.54%
Due in 1 year or less	32,217,458	4.59	31,560,442	5.42
Due after 1 year through 2 years	28,816,073	4.81	10,707,268	5.18
Due after 2 years through 3 years	8,625,464	4.08	17,456,336	5.28
Due after 3 years through 4 years	7,977,928	4.51	4,668,018	3.90
Due after 4 years through 5 years	635,321	3.57	7,677,484	5.05
Thereafter	1,272,852	2.54	1,567,786	2.52
Total principal amount	79,545,149	4.57	73,637,792	5.15
Commitment fees	(65)		(81)
Discounts	(2,738)		(1,463)
Fair value hedging adjustments	(197,188)		(87,501)
Fair value option valuation adjustments and accrued interest	1,207		4,415
Total (1)	$79,346,365		$73,553,162
(1)Carrying values exclude accrued interest receivable of (in thousands) $314,958 and $366,930 at December 31, 2024 and 2023, respectively.

The FHLB offers certain fixed- and variable-rate Advances to members that may be prepaid on specified dates (call dates) without incurring prepayment or termination fees (callable Advances). Other Advances may only be prepaid subject to a prepayment fee paid to the FHLB that makes the FHLB financially indifferent to the prepayment of the Advance.

Table 5.2 - Advances by Redemption Term or Next Call Date (in thousands)

Redemption Term or Next Call Date	December 31, 2024	December 31, 2023
Overdrawn demand deposit accounts	$53	$458
Due in 1 year or less	45,727,929	34,560,442
Due after 1 year through 2 years	15,343,693	15,207,268
Due after 2 years through 3 years	12,616,040	9,988,956
Due after 3 years through 4 years	3,950,308	8,668,018
Due after 4 years through 5 years	634,274	3,644,864
Thereafter	1,272,852	1,567,786
Total principal amount	$79,545,149	$73,637,792

The FHLB also offers putable Advances. With a putable Advance, the FHLB effectively purchases put options from the member that allows the FHLB to terminate the Advance at predetermined dates. The FHLB normally would exercise its put option when interest rates increase relative to contractual rates.

Table 5.3 - Advances by Redemption Term or Next Put Date for Putable Advances (in thousands)

Redemption Term or Next Put Date	December 31, 2024	December 31, 2023
Overdrawn demand deposit accounts	$53	$458
Due in 1 year or less	32,757,458	31,985,442
Due after 1 year through 2 years	28,816,073	10,772,268
Due after 2 years through 3 years	8,590,464	17,471,336
Due after 3 years through 4 years	7,897,928	4,668,018
Due after 4 years through 5 years	605,321	7,577,484
Thereafter	877,852	1,162,786
Total principal amount	$79,545,149	$73,637,792

Table 5.4 - Advances by Interest Rate Payment Terms (in thousands)

	December 31, 2024	December 31, 2023
Fixed-rate (1)
Due in one year or less	$21,137,822	$18,582,772
Due after one year	28,201,170	23,531,967
Total fixed-rate (1)	$49,338,992	$42,114,739
Variable-rate (1)
Due in one year or less	11,079,689	12,978,128
Due after one year	19,126,468	18,544,925
Total variable-rate (1)	30,206,157	31,523,053
Total principal amount	$79,545,149	$73,637,792
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

Residential mortgage loans are the principal form of collateral for Advances. The estimated value of the collateral required to secure each member's credit products is calculated by applying collateral discounts, or haircuts, to the value of the collateral. In addition, community financial institutions are eligible to utilize expanded statutory collateral provisions for small business and agribusiness loans. The FHLB's capital stock owned by its member borrowers is also pledged as collateral. Collateral arrangements and a member’s borrowing capacity vary based on the financial condition and performance of the institution, the type of member (e.g., commercial bank, insurance company or CDFI), the types of collateral pledged and the overall quality of those assets. The FHLB can also require additional or substitute collateral to protect its security interest. The FHLB also has policies and procedures for validating the reasonableness of its collateral valuations and makes changes to its collateral guidelines, as necessary, based on current market conditions. In addition, collateral verifications and reviews are performed by the FHLB based on the risk profile of the borrower. Management of the FHLB believes that these policies effectively manage the FHLB's credit risk from Advances.

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

The FHLB considers each borrower's ability to repay, payment status, as well as the types and levels of collateral to be the primary indicators of credit quality for its credit products. At December 31, 2024 and 2023, the FHLB did not have any Advances that were past due, in non-accrual status or considered impaired. In addition, there were no modifications of Advances with borrowers experiencing financial difficulty during 2024 or 2023. At December 31, 2024 and 2023, the FHLB had rights to collateral on a member-by-member basis with an estimated value in excess of its outstanding extensions of credit.

Based upon the collateral held as security, its credit extension and collateral policies and the repayment history on Advances, the FHLB did not expect any credit losses on Advances as of December 31, 2024 and, therefore, no allowance for credit losses on Advances was recorded. For the same reasons, the FHLB did not record any allowance for credit losses on Advances at December 31, 2023.

Advance Concentrations. Advance balances, as well as the associated interest income earned, are concentrated among a small number of members. Interest income from Advances is a significant source of total revenues, and a member's Advance borrowings at a point in time generally represent its portion of the FHLB's Advance interest income.

Table 5.5 - Borrowers Holding Five Percent or more of Total Advances, Including Any Known Affiliates that are Members of the FHLB (dollars in millions)

December 31, 2024			December 31, 2023
	Principal	% of Total Principal Amount of Advances		Principal	% of Total Principal Amount of Advances
JPMorgan Chase Bank, N.A.	$20,000	25%	JPMorgan Chase Bank, N.A.	$14,000	19%
U.S. Bank, N.A.	14,500	18	U.S. Bank, N.A.	10,000	14
Fifth Third Bank	5,601	7	Keybank, N.A.	9,836	13
Third Federal Savings and Loan Association	4,637	6	Third Federal Savings and Loan Association	5,008	7
The Huntington National Bank	4,501	6	Fifth Third Bank	4,001	5
Total	$49,239	62%	Total	$42,845	58%

Note 6 - Mortgage Loans

Total mortgage loans held for portfolio represent residential mortgage loans under the Mortgage Purchase Program (MPP) that the FHLB's members originate, credit enhance, and then sell to the FHLB. The FHLB does not service any of these loans.

Table 6.1 - Mortgage Loans Held for Portfolio (in thousands)

	December 31, 2024	December 31, 2023
Fixed rate medium-term single-family mortgage loans (1)	$542,802	$462,554
Fixed rate long-term single-family mortgage loans (2)	6,550,097	6,497,563
Total unpaid principal balance	7,092,899	6,960,117
Premiums	151,414	146,380
Discounts	(3,683)	(3,200)
Hedging basis adjustments (3)	3,901	5,353
Total mortgage loans held for portfolio (4)	7,244,531	7,108,650
Allowance for credit losses on mortgage loans	(331)	(316)
Mortgage loans held for portfolio, net	$7,244,200	$7,108,334
(1)Medium-term is defined as an original term of 15 years or less.
(2)Long-term is defined as an original term of greater than 15 years up to 30 years.
(3)Represents the unamortized balance of the mortgage purchase commitments' market values at the time of settlement. The market value of the commitment is included in the basis of the mortgage loan and amortized accordingly.
(4)Excludes accrued interest receivable of (in thousands) $25,903 and $23,193 at December 31, 2024 and 2023.

Table 6.2 - Mortgage Loans Held for Portfolio by Collateral/Guarantee Type (in thousands)

	December 31, 2024	December 31, 2023
Conventional mortgage loans	$7,009,800	$6,863,020
Federal Housing Administration (FHA) mortgage loans	83,099	97,097
Total unpaid principal balance	$7,092,899	$6,960,117

Table 6.3 - Members, Including Any Known Affiliates that are Members of the FHLB, and Former Members Selling Five Percent or more of Total Unpaid Principal (dollars in millions)

	December 31, 2024			December 31, 2023
	Principal	% of Total		Principal	% of Total
Union Savings Bank	$1,472	21%	Union Savings Bank	$1,513	22%
FirstBank	688	10	FirstBank	725	10
LCNB National Bank	441	6	Guardian Savings Bank FSB	405	6
Guardian Savings Bank FSB	402	6	The Huntington National Bank	404	6
The Huntington National Bank	389	5

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

Table 6.4 - Changes in the LRA (in thousands)

	For the Years Ended December 31,
	2024	2023	2022
LRA at beginning of year	$239,051	$244,254	$252,310
Additions	17,305	8,248	7,476
Claims	(34)	(219)	(25)
Scheduled distributions	(16,571)	(13,232)	(15,507)
LRA at end of period	$239,751	$239,051	$244,254

Payment Status of Mortgage Loans. The key credit quality indicator for conventional mortgage loans is payment status, which allows the FHLB to monitor borrower performance. Past due loans are those where the borrower has failed to make a full payment of principal and interest within one month of its due date. Table 6.5 presents the payment status of conventional mortgage loans.

Table 6.5 - Credit Quality Indicator of Conventional Mortgage Loans (in thousands)

	December 31, 2024
	Origination Year
Payment status, at amortized cost:	Prior to 2020	2020 to 2024	Total
Past due 30-59 days	$16,518	$15,639	$32,157
Past due 60-89 days	4,560	3,370	7,930
Past due 90 days or more	4,968	1,478	6,446
Total past due mortgage loans	26,046	20,487	46,533
Current mortgage loans	2,804,549	4,309,801	7,114,350
Total conventional mortgage loans	$2,830,595	$4,330,288	$7,160,883

	December 31, 2023
	Origination Year
Payment status, at amortized cost:	Prior to 2019	2019 to 2023	Total
Past due 30-59 days	$15,870	$13,220	$29,090
Past due 60-89 days	2,989	821	3,810
Past due 90 days or more	7,379	2,568	9,947
Total past due mortgage loans	26,238	16,609	42,847
Current mortgage loans	2,316,368	4,651,660	6,968,028
Total conventional mortgage loans	$2,342,606	$4,668,269	$7,010,875

Other delinquency statistics include loans in process of foreclosure, serious delinquency rates, loans past due 90 days or more and still accruing interest, and non-accrual loans. Table 6.6 presents other delinquency statistics of mortgage loans.

Table 6.6 - Other Delinquency Statistics (dollars in thousands)

	December 31, 2024
Amortized Cost:	Conventional MPP Loans	FHA Loans	Total
In process of foreclosure (1)	$2,323	$25	$2,348
Serious delinquency rate (2)	0.09%	0.84%	0.10%
Past due 90 days or more still accruing interest (3)	$5,745	$702	$6,447
Loans on non-accrual status (4)	$1,409	$—	$1,409

	December 31, 2023
Amortized Cost:	Conventional MPP Loans	FHA Loans	Total
In process of foreclosure (1)	$5,826	$134	$5,960
Serious delinquency rate (2)	0.14%	0.98%	0.16%
Past due 90 days or more still accruing interest (3)	$9,383	$959	$10,342
Loans on non-accrual status (4)	$1,294	$—	$1,294
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
(4)At December 31, 2024 and 2023, (in thousands) $1,409 and $1,162, respectively, of conventional MPP loans on non-accrual status do not have a related allowance because these loans were either previously charged off to their expected recoverable value and/or the fair value of the underlying collateral, including any credit enhancements, is greater than the amortized cost of the loans.

The FHLB did not have any real estate owned at December 31, 2024 or 2023.

Mortgage Loan Modifications. Under certain circumstances, the FHLB offers loan modifications within its MPP. Most commonly, loan modifications consist of capitalization of any past due interest with a corresponding increase in unpaid principal and a recast of the monthly principal and interest payment. Less frequently, loan modifications may include interest rate reductions, term extensions, balloon payments, or a combination of these types. The amortized cost basis of mortgage loans modified with borrowers experiencing financial difficulty during the years ended December 31, 2024 and 2023 was (in thousands) $2,797 and $5,278, respectively. The financial effect of the modifications was not material to the FHLB’s financial condition or results of operations.

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

Mortgage Loans - Conventional. Conventional loans are evaluated collectively when similar risk characteristics exist; loans that do not share risk characteristics with other pools are removed from the collective evaluation and evaluated for expected credit losses on an individual basis. For loans with similar risk characteristics, the FHLB determines the allowance for credit losses through analyses that include considering various loan portfolio and collateral-related characteristics, such as past performance, current conditions, and reasonable and supportable forecasts of expected economic conditions. The FHLB uses a model that employs a variety of methods, such as projected cash flows to estimate expected credit losses over the life of the loans. This model relies on a number of inputs, such as both current and forecasted property values and interest rates, as well as historical borrower behavior experience. The FHLB’s calculation of expected credit losses includes a forecast of home prices over the entire contractual terms of its conventional loans rather than a reversion to historical home price trends after an initial forecast period. The FHLB also incorporates associated credit enhancements to determine estimated expected credit losses.

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

Allowance for Credit Losses. At December 31, 2024 and 2023 the FHLB's allowance for credit losses on its conventional mortgage loans held for portfolio was (in thousands) $331 and $316, respectively.

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

Types of Derivatives

The FHLB primarily uses the following derivative instruments:

Interest rate swaps - An interest rate swap is an agreement between two entities to exchange cash flows in the future. The agreement sets the dates on which the cash flows will be exchanged and the manner in which the cash flows will be calculated. One of the simplest forms of an interest rate swap involves the promise by one party to pay cash flows equivalent to the interest on a notional principal amount at a predetermined fixed rate for a given period of time. In return for this promise, this party receives cash flows equivalent to the interest on the same notional principal amount at a variable-rate index for the same period of time. As of December 31, 2024, the variable-rates received or paid by the FHLB in its derivative transactions were based on the Federal Funds Overnight Index Swap (OIS) and Secured Overnight Financing Rate (SOFR).

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

Table 7.1 - Fair Value of Derivative Instruments (in thousands)

	December 31, 2024
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as fair value hedging instruments:
Interest rate swaps	$45,388,585	$9,101	$13,995
Derivatives not designated as hedging instruments:
Interest rate swaps	19,966,198	52,099	8,776
Interest rate swaptions	350,000	7,521	—
Mortgage delivery commitments	26,193	7	121
Total derivatives not designated as hedging instruments	20,342,391	59,627	8,897
Total derivatives before adjustments	$65,730,976	68,728	22,892
Netting adjustments and cash collateral (1)		(2,961)	(19,308)
Total derivative assets and total derivative liabilities		$65,767	$3,584

	December 31, 2023
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as fair value hedging instruments:
Interest rate swaps	$41,383,192	$9,352	$34,302
Derivatives not designated as hedging instruments:
Interest rate swaps	36,585,870	141,676	23,465
Interest rate swaptions	425,000	2,748	—
Mortgage delivery commitments	100,924	1,202	6
Total derivatives not designated as hedging instruments	37,111,794	145,626	23,471
Total derivatives before adjustments	$78,494,986	154,978	57,773
Netting adjustments and cash collateral (1)		(52,987)	(47,942)
Total derivative assets and total derivative liabilities		$101,991	$9,831

(1)Amounts represent the application of the netting requirements that allow the FHLB to settle positive and negative positions, and also cash collateral, including accrued interest, held or placed by the FHLB with the same clearing agent and/or counterparty. Cash collateral posted, including accrued interest, was (in thousands) $60,978 and $98,438 at December 31, 2024 and 2023, respectively. Cash collateral received, including accrued interest, was (in thousands) $44,631 and $103,483 at December 31, 2024 and 2023, respectively.

Table 7.2 presents the impact of qualifying fair value hedging relationships on net interest income as well as the total interest income (expense) by product.

Table 7.2 - Impact of Fair Value Hedging Relationships on Net Interest Income (in thousands)

	For the Year Ended December 31, 2024
	Advances	Available-for-Sale Securities	Consolidated Bonds
Total interest income (expense) recorded in the Statements of Income	$4,164,523	$532,229	$(4,833,171)
Impact of Fair Value Hedging Relationships
Interest rate swaps:
Net interest settlements	$394,855	$341,752	$(28,875)
Gain (loss) on derivatives	111,683	59,673	(3,173)
Gain (loss) on hedged items	(110,997)	(55,856)	3,152
Price alignment amount (1)	(14,916)	(44,755)	(63)
Effect on net interest income	$380,625	$300,814	$(28,959)

	For the Year Ended December 31, 2023
	Advances	Available-for-Sale Securities	Consolidated Bonds
Total interest income (expense) recorded in the Statements of Income	$4,447,281	$522,793	$(3,931,630)
Impact of Fair Value Hedging Relationships
Interest rate swaps:
Net interest settlements	$343,745	$350,619	$(32,645)
Gain (loss) on derivatives	(319,157)	(206,696)	39,487
Gain (loss) on hedged items	318,755	213,133	(39,511)
Price alignment amount (1)	(22,764)	(53,393)	396
Effect on net interest income	$320,579	$303,663	$(32,273)

	For the Year Ended December 31, 2022
	Advances	Available-for-Sale Securities	Consolidated Bonds
Total interest income (expense) recorded in the Statements of Income	$1,208,130	$162,394	$(935,003)
Impact of Fair Value Hedging Relationships
Interest rate swaps:
Net interest settlements	$11,923	$39,382	$(4,263)
Gain (loss) on derivatives	526,936	927,048	(40,524)
Gain (loss) on hedged items	(510,628)	(928,860)	40,640
Price alignment amount (1)	(5,756)	(14,027)	245
Effect on net interest income	$22,475	$23,543	$(3,902)
(1)    This amount is for derivatives for which variation margin is characterized as a daily settled contract.

Table 7.3 presents the cumulative basis adjustments on hedged items designated as fair value hedges and the related amortized cost of the hedged items.

Table 7.3 - Cumulative Basis Adjustments for Fair Value Hedges (in thousands)

	December 31, 2024
	Advances	Available-for-Sale Securities	Consolidated Bonds
Amortized cost of hedged asset or liability (1)	$32,954,860	$9,070,467	$2,399,539
Fair value hedging adjustments
Basis adjustments for active hedging relationships included in amortized cost	$(198,618)	$(764,833)	$(5,386)
Basis adjustments for discontinued hedging relationships included in amortized cost	1,430	14,429	—
Total amount of fair value hedging basis adjustments	$(197,188)	$(750,404)	$(5,386)

	December 31, 2023
	Advances	Available-for-Sale Securities	Consolidated Bonds
Amortized cost of hedged asset or liability (1)	$28,017,560	$10,222,924	$2,271,192
Fair value hedging adjustments
Basis adjustments for active hedging relationships included in amortized cost	$(88,047)	$(775,129)	$(2,234)
Basis adjustments for discontinued hedging relationships included in amortized cost	546	16,064	—
Total amount of fair value hedging basis adjustments	$(87,501)	$(759,065)	$(2,234)
(1)     Includes only the portion of amortized cost representing the hedged items in active or discontinued fair value hedging relationships. Amortized cost includes fair value hedging adjustments.

Table 7.4 presents net gains (losses) recorded in non-interest income (loss) on derivatives not designated as hedging instruments.

Table 7.4 - Net Gains (Losses) Recorded in Non-interest Income (Loss) on Derivatives Not Designated as Hedging Instruments (in thousands)

	For the Years Ended December 31,
	2024	2023	2022
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	$29,050	$12,795	$220,342
Interest rate swaptions	3,191	(6,670)	9,617
Net interest settlements	28,232	(3,267)	(89,583)
Mortgage delivery commitments	(1,798)	845	(8,507)
Total net gains (losses) related to derivatives not designated as hedging instruments	58,675	3,703	131,869
Price alignment amount (1)	(4,774)	(5,768)	(878)
Net gains (losses) on derivatives	$53,901	$(2,065)	$130,991
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

For cleared derivatives, the Clearinghouse determines initial margin requirements and generally credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including, but not limited to, credit rating downgrades. At December 31, 2024, the FHLB was not required to post additional initial margin by its clearing agents based on credit considerations.

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

Table 7.5 - Offsetting of Derivative Assets and Derivative Liabilities (in thousands)

	December 31, 2024
	Derivative Instruments Meeting Netting Requirements				Non-cash Collateral Not Offset
	Gross Recognized Amount	Gross Amount of Netting Adjustments and Cash Collateral	Derivative Instruments Not Meeting Netting Requirements (1)	Total Derivative Assets and Total Derivative Liabilities	Can Be Sold or Repledged	Net Amount (2)
Derivative Assets:
Uncleared	$62,243	$(60,404)	$7	$1,846	$—	$1,846
Cleared	6,478	57,443	—	63,921	—	63,921
Total				$65,767		$65,767
Derivative Liabilities:
Uncleared	$21,598	$(18,135)	$121	$3,584	$—	$3,584
Cleared	1,173	(1,173)	—	—	—	—
Total				$3,584		$3,584

	December 31, 2023
	Derivative Instruments Meeting Netting Requirements				Non-cash Collateral Not Offset
	Gross Recognized Amount	Gross Amount of Netting Adjustments and Cash Collateral	Derivative Instruments Not Meeting Netting Requirements (1)	Total Derivative Assets and Total Derivative Liabilities	Can Be Sold or Repledged	Net Amount (2)
Derivative Assets:
Uncleared	$149,580	$(139,559)	$1,202	$11,223	$—	$11,223
Cleared	4,196	86,572	—	90,768	—	90,768
Total				$101,991		$101,991
Derivative Liabilities:
Uncleared	$42,910	$(42,320)	$6	$596	$—	$596
Cleared	14,857	(5,622)	—	9,235	9,235	—
Total				$9,831		$596
(1)    Includes mortgage delivery commitments that are not subject to an enforceable netting agreement.
(2)    Any over-collateralization at the individual clearing agent and/or counterparty level is not included in the determination of the net amount. At December 31, 2024 and 2023, the FHLB had additional net credit exposure of (in thousands) $838,490 and $810,559, respectively, due to instances where the FHLB's non-cash collateral to a counterparty exceeded the FHLB's net derivative position.

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

Table 8.1 - Deposits (in thousands)

	December 31, 2024	December 31, 2023
Interest-bearing:
Demand and overnight	$985,222	$986,509
Term	108,850	121,325
Other	241	5,870
Total interest-bearing deposits	$1,094,313	$1,113,704

Note 9- Consolidated Obligations

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

The par values of the 11 FHLBanks' outstanding Consolidated Obligations were approximately $1,193.0 billion and $1,204.3 billion at December 31, 2024 and 2023, respectively. Finance Agency regulations require the FHLB to maintain unpledged qualifying assets equal to its participation in the Consolidated Obligations outstanding. Qualifying assets are defined as cash; secured Advances; obligations of or fully guaranteed by the United States; and investments (i.e., obligations, participations or other instruments of or issued by Fannie Mae or Ginnie Mae; mortgage, obligations, or other securities which are or ever have been sold by Freddie Mac; and such securities as fiduciary and trust funds may invest in under the laws of the state in which the FHLB is located). Any assets subject to a lien or pledge for the benefit of holders of any issue of Consolidated Obligations are treated as if they were free from lien or pledge for purposes of compliance with these regulations.

Table 9.1 - Consolidated Discount Notes Outstanding (dollars in thousands)

	Carrying Value	Principal Amount	Weighted Average Interest Rate (1)
December 31, 2024	$19,508,823	$19,602,106	4.45%
December 31, 2023	$23,690,526	$23,837,675	5.22%
(1)Represents an implied rate without consideration of concessions.

Table 9.2 - Consolidated Bonds Outstanding by Original Contractual Maturity (dollars in thousands)

	December 31, 2024		December 31, 2023
Year of Original Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$66,507,655	4.32%	$59,008,905	5.30%
Due after 1 year through 2 years	27,564,000	4.45	23,809,000	5.09
Due after 2 years through 3 years	2,129,300	2.64	2,111,000	3.49
Due after 3 years through 4 years	1,544,500	3.42	1,604,500	1.96
Due after 4 years through 5 years	1,028,000	4.01	1,536,500	3.45
Thereafter	4,969,140	3.99	3,502,140	3.42
Total principal amount	103,742,595	4.29	91,572,045	5.04
Premiums	44,607		37,559
Discounts	(29,804)		(27,194)
Fair value hedging adjustments	(5,386)		(2,234)
Fair value option valuation adjustment and accrued interest	65,788		176,254
Total	$103,817,800		$91,756,430

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

Table 9.3 - Consolidated Bonds Outstanding by Call Features (in thousands)

	December 31, 2024	December 31, 2023
Principal Amount of Consolidated Bonds:
Non-callable	$67,952,140	$63,921,045
Callable	35,790,455	27,651,000
Total principal amount	$103,742,595	$91,572,045

Table 9.4 - Consolidated Bonds Outstanding by Original Contractual Maturity or Next Call Date (in thousands)

Year of Original Contractual Maturity or Next Call Date	December 31, 2024	December 31, 2023
Due in 1 year or less	$94,002,455	$69,410,905
Due after 1 year through 2 years	3,602,000	16,402,000
Due after 2 years through 3 years	700,500	1,648,000
Due after 3 years through 4 years	1,119,500	326,500
Due after 4 years through 5 years	823,000	1,081,500
Thereafter	3,495,140	2,703,140
Total principal amount	$103,742,595	$91,572,045

Table 9.5 - Consolidated Bonds by Interest-rate Payment Type (in thousands)

	December 31, 2024	December 31, 2023
Principal Amount of Consolidated Bonds:
Fixed-rate	$21,438,595	$33,686,045
Variable-rate	82,304,000	57,886,000
Total principal amount	$103,742,595	$91,572,045

Note 10 - Affordable Housing Program (AHP) and Voluntary Contributions

The FHLBank Act requires each FHLBank to establish an AHP. Each FHLBank provides direct grants or below-market interest rate subsidies on Advances to members who provide the funds to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. Each FHLBank recognizes AHP assessment expense equal to the greater of 10 percent of its annual income subject to assessment or the prorated sum required to ensure the aggregate contribution by the FHLBanks is no less than $100 million for each year. For purposes of the statutory AHP calculation, income subject to assessment is defined as net income before AHP assessments, plus interest expense related to mandatorily redeemable capital stock. The FHLB accrues AHP expense monthly based on its income subject to assessment.

If the FHLB experiences a net loss during a quarter, but still had income subject to AHP assessment for the year, the FHLB's obligation to the AHP would be calculated based on the FHLB's year-to-date income subject to assessment. If the FHLB had income subject to assessment in subsequent quarters, it would be required to contribute additional amounts to meet its calculated annual obligation. If the FHLB experiences a net loss for a full year, the FHLB would have no obligation to the AHP for the year, because each FHLBank's required annual AHP contribution is limited to its annual income subject to assessment. If the aggregate 10 percent calculation was less than $100 million for the FHLBanks, each FHLBank would be required to contribute a prorated sum to ensure that the aggregate contributions by the FHLBanks equaled $100 million. The proration would be made on the basis of an FHLBank's income in relation to the income of all FHLBanks for the previous year.

There was no shortfall, as described above, in 2024, 2023, or 2022. If an FHLBank finds that its required AHP obligations are contributing to its financial instability, it may apply to the Finance Agency for a temporary suspension of its contributions under the FHLBank Act. The FHLB has never made such an application.

In addition to the statutory AHP assessment, the Board of Directors may elect to make voluntary contributions to the AHP or other housing and community investment activities, which are recorded as other non-interest expense. The FHLBank's voluntary contributions reduce net income before assessments, which, in turn, reduces the statutory AHP assessment each year. As such, beginning in 2024, the FHLBank has committed to make supplemental voluntary contributions to AHP by an amount that equals what the statutory AHP assessment would be in the absence of these effects.

Statutory AHP assessments and all voluntary contributions to the AHP are recorded in the AHP liability on the Statements of Condition. Statutory AHP assessments and supplemental voluntary AHP expenses recorded in the current year are generally awarded in the subsequent year and may be disbursed over several years. The FHLB reduces the AHP liability when it makes grant disbursements or as members use Advance subsidies.

Table 10.1 - Rollforward of the AHP Liability (in thousands)

	2024	2023
AHP liability balance, at beginning of year	$139,807	$87,923
Statutory AHP assessment	67,745	74,522
Voluntary AHP expense	15,885	7,307
Supplemental voluntary AHP expense	4,224	—
Direct grant subsidy disbursements, net (1)	(56,437)	(29,945)
AHP liability balance, at end of year	$171,224	$139,807
(1)     Includes disbursements for both statutory and voluntary AHP grant subsidies.

Voluntary contributions to support other housing and community investments (non-AHP) are recorded within Other Liabilities on the Statements of Condition.

Table 10.2 - Rollforward of the Voluntary Contribution Liability (Non-AHP) (in thousands)

	2024	2023
Voluntary contribution liability balance, at beginning of year	$823	$548
Voluntary other housing and community investment expenses (non-AHP)	22,130	7,774
Voluntary grants and donations, net	(22,410)	(7,499)
Voluntary contribution liability balance, at end of year	$543	$823

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

The Finance Agency may require the FHLB to maintain greater permanent capital than is required based on Finance Agency rules and regulations.

At December 31, 2024 and 2023, the FHLB was in compliance with each of these capital requirements.

Table 11.1 - Capital Requirements (dollars in thousands)

	December 31, 2024		December 31, 2023
	Minimum Requirement	Actual	Minimum Requirement	Actual
Risk-based capital	$1,319,952	$6,789,335	$1,373,464	$6,521,334
Capital-to-assets ratio (regulatory)	4.00%	5.13%	4.00%	5.26%
Regulatory capital	$5,293,104	$6,789,335	$4,959,830	$6,521,334
Leverage capital-to-assets ratio (regulatory)	5.00%	7.70%	5.00%	7.89%
Leverage capital	$6,616,380	$10,184,003	$6,199,787	$9,782,001

The FHLB currently offers only Class B stock, which is issued and redeemed at a par value of $100 per share. Class B stock may be issued to meet membership and activity stock purchase requirements, to pay dividends, and to pay interest on mandatorily redeemable capital stock. Membership stock is required to become a member of and maintain membership in the FHLB. The membership stock requirement is based upon a percentage of the member's total assets. At December 31, 2024, the membership stock requirement was determined within a declining range from 0.08 percent to 0.02 percent of each member's total assets, with a minimum of $1 thousand and a maximum of $20 million for each member.

In addition to membership stock, a member may be required to hold activity stock to capitalize certain transactions with the FHLB, including Advances, certain funds and rate Advance commitments, Letters of Credit, and MPP activity that occurred after implementation of the Capital Plan on December 30, 2002. Members were required to maintain activity stock capitalization percentages as follows for 2024 and 2023: 4.50 percent for Advances and Advance commitments, 0.10 percent for Letters of Credit, and 3.00 percent for MPP. If a member owns more than its required activity stock, the additional stock is classified as excess stock.

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

Restricted Retained Earnings. The Capital Agreement is intended to enhance the capital position of each FHLBank. The Capital Agreement provides that each FHLBank will, on a quarterly basis, allocate 20 percent of its net income to a separate restricted retained earnings account until the balance of that account, calculated as of the last day of each calendar quarter, equals at least one percent of that FHLBank's average balance of outstanding Consolidated Obligations for the calendar quarter. These restricted retained earnings are not available to pay dividends but are available to absorb unexpected losses, if any, that an FHLBank may experience. At December 31, 2024 and 2023 the FHLB had (in thousands) $815,335 and $693,682, respectively, in restricted retained earnings. Additionally, the Capital Agreement provides that amounts in restricted retained earnings in excess of 150 percent of the FHLB's restricted retained earnings minimum (i.e., one percent of the FHLB's average balance of outstanding Consolidated Obligations calculated as of the last day of each calendar quarter) may be released from restricted retained earnings.

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

Stock subject to a redemption or withdrawal notice that is within the “grace period” continues to be considered equity because there is no penalty or fee to retract these notices. Expiration of the “grace period” triggers the reclassification from equity to a liability (mandatorily redeemable capital stock) at fair value because after the “grace period” the penalty to retract these notices is considered substantive. If a member cancels its written notice of redemption or notice of withdrawal, the FHLB will reclassify mandatorily redeemable capital stock from a liability to equity. Dividends related to capital stock classified as a liability are accrued at the expected dividend rate and reported as interest expense in the Statements of Income. For the years ended December 31, 2024, 2023, and 2022 dividends on mandatorily redeemable capital stock (in thousands) of $1,445, $2,885 and $5,522, respectively, were recorded as interest expense.

Table 11.2 - Rollforward of Mandatorily Redeemable Capital Stock (in thousands)

	2024	2023	2022
Balance, beginning of year	$17,314	$17,453	$21,211
Capital stock subject to mandatory redemption reclassified from equity	7,563	573,291	2,664,846
Repurchase/redemption of mandatorily redeemable capital stock	(10,493)	(573,430)	(2,668,604)
Balance, end of year	$14,384	$17,314	$17,453

The number of stockholders holding the mandatorily redeemable capital stock was 15, 15 and 16 at December 31, 2024, 2023, and 2022.

As of December 31, 2024 there were no members or former members that had requested redemptions of capital stock whose stock had not been reclassified as mandatorily redeemable capital stock because the “grace periods” had not yet expired on these requests.

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

Table 11.3 - Mandatorily Redeemable Capital Stock by Contractual Year of Redemption (in thousands)

Contractual Year of Redemption	December 31, 2024	December 31, 2023
Year 1	$—	$9
Year 2	4,170	—
Year 3	2,696	4,915
Year 4	1,466	2,963
Year 5	331	2,865
Past contractual redemption date due to remaining activity (1)	5,721	6,562
Total	$14,384	$17,314
(1)Represents mandatorily redeemable capital stock that is past the end of the contractual redemption period because there is activity outstanding to which the mandatorily redeemable capital stock relates.

Excess Capital Stock. Excess capital stock is the amount of stock held by a member (or former member) in excess of that institution's minimum stock ownership requirement. Finance Agency rules limit the ability of an FHLBank to create member excess stock under certain circumstances. The FHLB may not pay dividends in the form of capital stock or issue new excess stock to members if its excess stock exceeds one percent of its total assets or if the issuance of excess stock would cause the FHLB's excess stock to exceed one percent of its total assets. At December 31, 2024, the FHLB had excess capital stock outstanding totaling less than one percent of its total assets. At December 31, 2024, the FHLB was in compliance with the Finance Agency's excess stock rules.

Note 12 - Accumulated Other Comprehensive Income (Loss)

The following tables summarize the changes in accumulated other comprehensive income (loss) for the years ended December 31, 2024, 2023, and 2022.

Table 12.1 - Accumulated Other Comprehensive Income (Loss) (in thousands)

	Net unrealized gains (losses) on available-for-sale securities	Pension and postretirement benefits	Total accumulated other comprehensive income (loss)
BALANCE, DECEMBER 31, 2021	$26,125	$(13,031)	$13,094
Other comprehensive income before reclassification:
Net unrealized gains (losses)	(74,851)	—	(74,851)
Net actuarial gains (losses)	—	11,108	11,108
Reclassifications from other comprehensive income (loss) to net income:
Amortization - pension and postretirement benefits (1)	—	1,309	1,309
Net current period other comprehensive income (loss)	(74,851)	12,417	(62,434)
BALANCE, DECEMBER 31, 2022	(48,726)	(614)	(49,340)
Other comprehensive income before reclassification:
Net unrealized gains (losses)	(27,271)	—	(27,271)
Net actuarial gains (losses)	—	(334)	(334)
Reclassifications from other comprehensive income (loss) to net income:
Amortization - pension and postretirement benefits (1)	—	(392)	(392)
Net current period other comprehensive income (loss)	(27,271)	(726)	(27,997)
BALANCE, DECEMBER 31, 2023	(75,997)	(1,340)	(77,337)
Other comprehensive income before reclassification:
Net unrealized gains (losses)	38,091	—	38,091
Net actuarial gains (losses)	—	2,670	2,670
Reclassifications from other comprehensive income (loss) to net income:
Net realized (gains) losses from sale of available-for-sale securities	(1,268)	—	(1,268)
Amortization - pension and postretirement benefits (1)	—	(362)	(362)
Net current period other comprehensive income (loss)	36,823	2,308	39,131
BALANCE, DECEMBER 31, 2024	$(39,174)	$968	$(38,206)
(1)Included in Non-Interest Expense - Other in the Statements of Income.

Note 13 - Employee Retirement Plans

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

The most recent Form 5500 available for the Pentegra Defined Benefit Plan is for the year ended June 30, 2023. The FHLB did not contribute more than five percent of the total contributions to the Pentegra Defined Benefit Plan for the plan years ended June 30, 2023, 2022 and 2021.

Table 13.1 - Pentegra Defined Benefit Plan Net Pension Cost and Funded Status (dollars in thousands)

	2024		2023		2022
Net pension cost charged to compensation and benefit expense for the year ended December 31	$3,705		$5,163		$5,911
Pentegra Defined Benefit Plan funded status as of July 1	111.97%	(a)	113.99%	(b)	119.09%
FHLB's funded status as of July 1	129.26%		130.76%		135.80%
(a)    The Pentegra Defined Benefit Plan's funded status as of July 1, 2024 is preliminary and may increase because the plan's participants were permitted to make contributions for the plan year ended June 30, 2024 through March 15, 2025. Contributions made on or before March 15, 2025, and designated for the plan year ended June 30, 2024, will be included in the final valuation as of July 1, 2024. The final funded status as of July 1, 2024 will not be available until the Form 5500 for the plan year July 1, 2024 through June 30, 2025 is filed (this Form 5500 is due to be filed no later than April 2026).
(b)    The final funded status as of July 1, 2023 will not be available until the Form 5500 for the plan year July 1, 2023 through June 30, 2024 is filed (this Form 5500 is due to be filed no later than April 2025).

Qualified Defined Contribution Plan. The FHLB maintains a tax-qualified, defined contribution plan for its employees. The FHLB contributes a percentage of the participants' compensation by making a matching contribution equal to a certain percentage of voluntary employee contributions, subject to certain IRS limitations. Additionally, for employees who were hired after January 1, 2024, the FHLB makes an annual six percent non-elective retirement contribution. The FHLB contributed (in thousands) $2,645, $2,475, and $2,336 in the years ended December 31, 2024, 2023, and 2022, respectively. The FHLB's contributions are recorded as compensation and benefits expense in the Statements of Income.

Non-qualified Supplemental Executive Retirement Plan (SERP). In 2023, the FHLB established a non-qualified, unfunded supplemental defined contribution plan for executive officers and certain other highly compensated employees. The SERP is not considered material to the FHLB's financial condition or results of operations. However, the unfunded liability associated with the SERP was (in thousands) $725 and $411 at December 31, 2024 and 2023, respectively. The benefit obligation is recognized in "Other liabilities" on the Statements of Condition.

Postretirement Benefits Plan. The FHLB also sponsors a Postretirement Benefits Plan that includes health care and life insurance benefits for eligible retirees. Future retirees are eligible if they were hired prior to August 1, 1990 and meet certain criteria. The postretirement benefits plan is not considered material to the FHLB's financial condition or results of operations. However, the accumulated postretirement benefit obligation for the Postretirement Benefits Plan was (in thousands) $3,601 and $3,663 as of December 31, 2024 and 2023, respectively. The benefit obligation is recognized in “Other liabilities” on the Statements of Condition.

Non-qualified Supplemental Defined Benefit Retirement Plan (Defined Benefit Retirement Plan). The FHLB maintains a non-qualified, unfunded defined benefit plan for its employees. The plan ensures that participants receive the full amount of benefits to which they would have been entitled under the qualified defined benefit plan in the absence of limits on benefit levels imposed by the IRS. There are no funded plan assets and as such, no contributions are required to be made. The FHLB has established a grantor trust, which is included in held-to-maturity securities on the Statements of Condition, to meet future benefit obligations and current payments to beneficiaries. The benefit obligation, which represents the projected benefit obligation, was (in thousands) $34,085 and $35,956 at December 31, 2024 and 2023, respectively. These amounts are recognized in “Other liabilities” on the Statements of Condition. The components driving changes in the benefit obligations were immaterial.

Table 13.2 - Net Periodic Benefit Cost for the Defined Benefit Retirement Plan (in thousands)

	For the Years Ended December 31,
	2024	2023	2022
Net Periodic Benefit Cost
Service cost	$377	$344	$537
Interest cost	1,680	1,683	1,206
Amortization of prior service benefit	(362)	(361)	(361)
Amortization of net loss	—	—	1,670
Net periodic benefit cost	$1,695	$1,666	$3,052

For the Defined Benefit Retirement Plan, the related service cost is recorded as part of Non-Interest Expense - Compensation and Benefits on the Statements of Income. The non-service related components of interest cost, amortization of prior service benefit and amortization of net loss are recorded as Non-Interest Expense - Other in the Statements of Income.

The amounts recognized in accumulated other comprehensive income for the Defined Benefit Retirement Plan as of December 31, 2024 and 2023 were immaterial. Likewise, the changes in benefit obligations related to the Defined Benefit Retirement Plan recognized in other comprehensive income for the years ended December 31, 2024, 2023 and 2022 were immaterial.

Table 13.3 presents the key assumptions used for the actuarial calculations to determine benefit obligations for the Defined Benefit Retirement Plan.

Table 13.3 - Benefit Obligation Key Assumptions

	2024	2023
Discount rate	5.43%	4.76%
Salary increases	5.00%	5.00%

Table 13.4 presents the key assumptions used for the actuarial calculations to determine net periodic benefit cost for the Defined Benefit Retirement Plan.

Table 13.4 - Net Periodic Benefit Cost Key Assumptions

	2024	2023	2022
Discount rate	4.76%	4.96%	2.64%
Salary increases	5.00%	5.00%	5.00%

The discount rates for the disclosures as of December 31, 2024 were determined by using a discounted cash flow approach, which incorporates the timing of each expected future benefit payment. Estimated future benefit payments are based on the plan's census data, benefit formulas and provisions, and valuation assumptions reflecting the probability of decrement and survival. The present value of the future benefit payments is determined by using weighted average duration based interest rate yields from a variety of highly rated relevant corporate bond indices as of December 31, 2024, and solving for the single discount rate that produces the same present value.

Table 13.5 presents the estimated future benefits payments reflecting expected future services for the years ended after December 31, 2024.

Table 13.5 - Estimated Future Benefit Payments (in thousands)

Years	Defined Benefit Retirement Plan
2025	$1,781
2026	1,967
2027	2,484
2028	2,555
2029	2,575
2030 - 2034	12,948

Note 14 - Segment Information

The FHLB has identified two primary segments based on its method of internal reporting: Traditional Member Finance and the MPP. These segments reflect the FHLB's two primary Mission Asset Activities and identify the principal ways the FHLB provides services to member stockholders. The FHLB's chief operating decision maker (CODM) is the President and Chief Executive Officer. The CODM primarily considers each segment's net interest income, non-interest expenses and, ultimately, net income when evaluating segment performance. The CODM uses the reported segments' financial performance as shown in Table 14.1 to manage the development, product delivery, resource allocation, pricing, and operational administration of the FHLB's Mission Assets and Activities. Resource allocation decisions are made by considering these profitability measures in the context of the historical, current and expected risk profile of each segment and the entire balance sheet.

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

The Traditional Member Finance segment includes products such as Advances and investments and the borrowing costs related to those assets. The FHLB assigns its investments to this segment primarily because they historically have been used to provide liquidity for Advances and to support the level and volatility of earnings from Advances. All interest rate swaps, which are used in the management of market risk, and their corresponding market value adjustments, are allocated to the Traditional Member Finance segment.

Income from the MPP is derived primarily from the difference, or spread, between the yield on mortgage loans and the borrowing cost of Consolidated Obligations outstanding allocated to this segment at the time debt is issued. MPP income also considers the market value gains (losses) on swaptions, which are used in managing prepayment risks, mortgage delivery commitments and forward rate agreements.

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

Table 14.1 - Financial Performance by Operating Segment (in thousands)

	For the Years Ended December 31,
	Traditional Member Finance	MPP	Total
2024
Total interest income	$6,409,794	$265,282	$6,675,076
Total interest expense	5,700,662	174,569	5,875,231
Net interest income (loss)	709,132	90,713	799,845
Non-interest income (loss)	34,477	1,394	35,871
Non-interest expense:
Operating expenses	83,140	9,943	93,083
Voluntary housing and community investment	37,361	4,878	42,239
Other	23,208	1,175	24,383
Total non-interest expense	143,709	15,996	159,705
Income (loss) before assessments	599,900	76,111	676,011
Affordable Housing Program assessments	60,134	7,611	67,745
Net income (loss)	$539,766	$68,500	$608,266
2023
Total interest income	$6,669,641	$287,927	$6,957,568
Total interest expense	5,939,128	154,368	6,093,496
Net interest income (loss)	730,513	133,559	864,072
Non-interest income (loss)	10,286	(5,825)	4,461
Non-interest expense:
Operating expenses	76,431	10,088	86,519
Voluntary housing and community investment	12,873	2,208	15,081
Other	24,162	431	24,593
Total non-interest expense	113,466	12,727	126,193
Income (loss) before assessments	627,333	115,007	742,340
Affordable Housing Program assessments	63,021	11,501	74,522
Net income (loss)	$564,312	$103,506	$667,818
2022
Total interest income	$1,981,271	$238,948	$2,220,219
Total interest expense	1,560,020	172,765	1,732,785
Net interest income (loss)	421,251	66,183	487,434
Non-interest income (loss)	(102,696)	(571)	(103,267)
Non-interest expense:
Operating expenses	66,269	9,960	76,229
Voluntary housing and community investment	5,025	—	5,025
Other	21,752	552	22,304
Total non-interest expense	93,046	10,512	103,558
Income (loss) before assessments	225,509	55,100	280,609
Affordable Housing Program assessments	23,103	5,510	28,613
Net income (loss)	$202,406	$49,590	$251,996

Table 14.2 - Asset Balances by Operating Segment (in thousands)

	Assets
	Traditional Member Finance	MPP	Total
December 31, 2024	$124,721,757	$7,605,840	$132,327,597
December 31, 2023	116,828,245	7,167,493	123,995,738

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

The FHLB reviews the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain financial assets or liabilities. The FHLB did not have any transfers of assets or liabilities into or out of Level 3 of the fair value hierarchy during the years ended December 31, 2024 or 2023.

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

Table 15.1 - Fair Value Summary (in thousands)

	December 31, 2024
		Fair Value
Financial Instruments	Carrying Value (1)	Total	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral (2)
Assets:
Cash and due from banks	$28,276	$28,276	$28,276	$—	$—	$—
Interest-bearing deposits	2,360,203	2,360,203	—	2,360,203	—	—
Securities purchased under agreements to resell	10,738,637	10,738,639	—	10,738,639	—	—
Federal funds sold	4,900,000	4,900,000	—	4,900,000	—	—
Trading securities	2,705,895	2,705,895	—	2,705,895	—	—
Available-for-sale securities	9,062,735	9,062,735	—	9,062,735	—	—
Held-to-maturity securities	15,371,712	15,119,557	—	15,119,557	—	—
Advances (3)	79,346,365	79,394,645	—	79,394,645	—	—
Mortgage loans held for portfolio	7,244,200	6,400,342	—	6,393,934	6,408	—
Accrued interest receivable	464,032	464,032	—	464,032	—	—
Derivative assets	65,767	65,767	—	68,728	—	(2,961)
Liabilities:
Deposits	1,094,313	1,094,460	—	1,094,460	—	—
Consolidated Obligations:
Discount Notes (4)	19,508,823	19,510,279	—	19,510,279	—	—
Bonds (5)	103,817,800	103,212,752	—	103,212,752	—	—
Mandatorily redeemable capital stock	14,384	14,384	14,384	—	—	—
Accrued interest payable	526,384	526,384	—	526,384	—	—
Derivative liabilities	3,584	3,584	—	22,892	—	(19,308)
(1)For certain financial instruments, the amounts represent net carrying value, which include an allowance for credit losses.
(2)Amounts represent the application of the netting requirements that allow the FHLB to settle positive and negative positions and also cash collateral and related accrued interest held or placed by the FHLB with the same counterparty.
(3)Includes (in thousands) $281,299 of Advances recorded under the fair value option at December 31, 2024.
(4)Includes (in thousands) $8,670,557 of Consolidated Obligation Discount Notes recorded under the fair value option at December 31, 2024.
(5)Includes (in thousands) $7,324,443 of Consolidated Obligation Bonds recorded under the fair value option at December 31, 2024.

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

Adjustments may be necessary to reflect the 11 FHLBanks' credit quality when valuing Consolidated Obligation Bonds recorded under the fair value option. Due to the joint and several liability for Consolidated Obligations, the FHLB monitors its own creditworthiness and the creditworthiness of the other FHLBanks to determine whether any credit adjustments are necessary in its fair value measurement of Consolidated Obligation Bonds. No adjustments were considered necessary at December 31, 2024 or 2023.

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

Fair Value Measurements.

Table 15.2 presents the fair value of financial assets and liabilities that are recorded on a recurring basis at December 31, 2024 and 2023, by level within the fair value hierarchy.

Table 15.2 - Fair Value Measurements (in thousands)

	Fair Value Measurements at December 31, 2024
	Total	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral (1)
Recurring fair value measurements - Assets
Trading securities:
U.S. Treasury obligations	$1,248,651	$—	$1,248,651	$—	$—
GSE obligations	1,457,242	—	1,457,242	—	—
U.S. obligation single-family MBS	2	—	2	—	—
Total trading securities	2,705,895	—	2,705,895	—	—
Available-for-sale securities:
U.S. Treasury obligations	5,488,569	—	5,488,569	—	—
GSE obligations	120,311	—	120,311	—	—
GSE multi-family MBS	3,453,855	—	3,453,855	—	—
Total available-for-sale securities	9,062,735	—	9,062,735	—	—
Advances	281,299	—	281,299	—	—
Derivative assets:
Interest rate related	65,760	—	68,721	—	(2,961)
Mortgage delivery commitments	7	—	7	—	—
Total derivative assets	65,767	—	68,728	—	(2,961)
Total assets at fair value	$12,115,696	$—	$12,118,657	$—	$(2,961)

Recurring fair value measurements - Liabilities
Consolidated Obligations:
Discount Notes	$8,670,557	$—	$8,670,557	$—	$—
Bonds	7,324,443	—	7,324,443	—	—
Total Consolidated Obligations	15,995,000	—	15,995,000	—	—
Derivative liabilities:
Interest rate related	3,463	—	22,771	—	(19,308)
Mortgage delivery commitments	121	—	121	—	—
Total derivative liabilities	3,584	—	22,892	—	(19,308)
Total liabilities at fair value	$15,998,584	$—	$16,017,892	$—	$(19,308)
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

Table 15.3 presents net gains (losses) recognized in earnings related to financial assets and liabilities in which the fair value option was elected during the years ended December 31, 2024, 2023 and 2022.

Table 15.3 – Fair Value Option - Financial Assets and Liabilities (in thousands)

	For the Years Ended December 31,
Net Gains (Losses) from Changes in Fair Value Recognized in Earnings	2024	2023	2022
Advances	$(3,472)	$3,832	$674
Consolidated Discount Notes	277	(11,541)	4,884
Consolidated Bonds	(23,046)	(32,004)	69,154
Total net gains (losses)	$(26,241)	$(39,713)	$74,712

For instruments recorded under the fair value option, the related contractual interest income, contractual interest expense and the discount amortization on Discount Notes are recorded as part of net interest income on the Statements of Income. The remaining changes in fair value for instruments in which the fair value option has been elected are recorded as “Net gains (losses) on financial instruments held under fair value option” in the Statements of Income, except for changes in fair value related to instrument specific credit risk, which are recorded in accumulated other comprehensive income (loss) in the Statements of Condition. The FHLB has determined that none of the remaining changes in fair value were related to instrument-specific credit risk for the years ended December 31, 2024 or 2023. In determining that there has been no change in instrument-specific credit risk period to period, the FHLB primarily considered the following factors:

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

Table 15.4 – Aggregate Unpaid Balance and Aggregate Fair Value (in thousands)

	December 31, 2024			December 31, 2023
	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Aggregate Fair Value Over/(Under) Aggregate Unpaid Principal Balance	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Aggregate Fair Value Over/(Under) Aggregate Unpaid Principal Balance
Advances	$280,092	$281,299	$1,207	$209,620	$214,035	$4,415
Consolidated Discount Notes	8,717,688	8,670,557	(47,131)	14,193,486	14,085,003	(108,483)
Consolidated Bonds	7,258,655	7,324,443	65,788	20,481,000	20,657,254	176,254

Note 16- Commitments and Contingencies

Off-Balance Sheet Commitments. Table 16.1 represents off-balance sheet commitments at December 31, 2024 and 2023. The FHLB has deemed it unnecessary to record any liabilities for credit losses on these commitments at December 31, 2024 and 2023, based on its credit extension and collateral policies.

Table 16.1 - Off-Balance Sheet Commitments (in thousands)

	December 31, 2024			December 31, 2023
Notional Amount	Expire within one year	Expire after one year	Total	Expire within one year	Expire after one year	Total
Letters of Credit	$48,399,746	$514,758	$48,914,504	$46,707,728	$389,930	$47,097,658
Commitments to purchase mortgage loans	26,193	—	26,193	100,924	—	100,924
Unsettled Consolidated Bonds, principal amount (1)	1,025,000	—	1,025,000	—	—	—
Unsettled Consolidated Discount Notes, principal amount (1)	131,561	—	131,561	—	—	—
(1)Expiration is based on settlement period rather than underlying contractual maturity of Consolidated Obligations.

Letters of Credit: The FHLB issues Letters of Credit on behalf of its members to support certain obligations of the members to third-party beneficiaries. Letters of Credit may be offered to assist members and non-member housing associates in facilitating residential housing finance, community lending, and asset-liability management, and to provide liquidity. In particular, members often use Letters of Credit as collateral for deposits from federal and state government agencies. Letters of Credit are executed for members for a fee. If the FHLB is required to make payment for a beneficiary's draw, the member either reimburses the FHLB for the amount drawn or, subject to the FHLB's discretion, the amount drawn may be converted into a collateralized Advance to the member. However, Letters of Credit usually expire without being drawn upon. Letters of Credit issued by the FHLB expire no later than 2034. The carrying value of guarantees related to Letters of Credit are recorded in other liabilities and were (in thousands) $12,276 and $11,775 at December 31, 2024 and 2023.

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

Consolidated Obligations: As previously described, Consolidated Obligations are backed only by the financial resources of the FHLBanks. The joint and several liability Finance Agency regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal and interest on Consolidated Obligations for which another FHLBank is the primary obligor. No FHLBank has been required to repay the principal or interest on any Consolidated Obligation on behalf of another FHLBank during the years ended December 31, 2024, 2023, or 2022 and the FHLB does not believe that it is probable that it will be asked to do so through the filing date of this report.

The FHLB determined that it was not necessary to recognize a liability for the fair values of its joint and several obligation related to other FHLBanks' Consolidated Obligations at December 31, 2024, 2023, or 2022. The joint and several obligations are mandated by Finance Agency regulations and are not the result of arms-length transactions among the FHLBanks. The FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several obligation.

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

Note 17 - Transactions with Other FHLBanks

The FHLB notes transactions with other FHLBanks on the face of its financial statements. Occasionally, the FHLB loans short-term funds to and borrows short-term funds from other FHLBanks. These loans and borrowings are transacted at current market rates when traded. There were no such loans or borrowings outstanding at December 31, 2024, 2023 or 2022. The following table details the average daily balance of lending and borrowing between the FHLB and other FHLBanks for the years ended December 31.

Table 17.1 - Lending and Borrowing Between the FHLB and Other FHLBanks (in thousands)

	Average Daily Balances for the Years Ended December 31,
	2024	2023	2022
Loans to other FHLBanks	$7,391	$21,784	$24,797
Borrowings from other FHLBanks	14	27	27

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

During the year ended December 31, 2024, the par amount of the liability on Consolidated Obligations transferred to the FHLB totaled (in thousands) $1,000. The Consolidated Obligation matured prior to December 31, 2024. During the year ended December 31, 2023, the par amount of the liability on Consolidated Obligations transferred to the FHLB totaled (in thousands) $250,000. There were no Consolidated Obligations transferred to the FHLB during the year ended December 31, 2022. During the year ended December 31, 2024, the FHLB transferred Consolidated Obligations with a par amount of (in thousands) $4,000 to other FHLBanks. The gains on the transfers during the year ended December 31, 2024 were immaterial. There were no Consolidated Obligations transferred to another FHLBank during the years ended December 31, 2023 or 2022.

Note 18 - Transactions with Stockholders

As a cooperative, the FHLB's capital stock is owned by its members, by former members that retain the stock as provided in the FHLB's Capital Plan and by nonmember institutions that have acquired members and must retain the stock to support Advances or other capital-requiring activities with the FHLB. All Advances were issued to members and all mortgage loans held for portfolio were purchased from members during the years ended December 31, 2024 and 2023. The FHLB also maintains demand deposit accounts for members, primarily to facilitate settlement activities that are directly related to Advances and mortgage loan purchases. Additionally, the FHLB may enter into interest rate swaps with its stockholders. The FHLB may not invest in any equity securities issued by its stockholders. At December 31, 2024 and 2023, the FHLB did not own any MBS securitized by, or other direct long-term investments issued by its stockholders.

For financial statement purposes, the FHLB defines related parties as those members with more than 10 percent of the voting interests of the FHLB capital stock outstanding. Given statutory limitations, no member owned more than 10 percent of the voting interests of the FHLB at December 31, 2024 or 2023. Specifically, federal statute prescribes the voting rights of members in the election of both Member and Independent directors. For Member directorships, the Finance Agency designates the number of Member directorships in a given year and an eligible voting member may vote only for candidates seeking election in its respective state. For Independent directors, the FHLB's Board of Directors nominates candidates to be placed on the ballot in an at-large election. For both Member and Independent director elections, a member is entitled to vote one share of required capital stock, subject to a statutory limitation, for each applicable directorship. Under this limitation, the total number of votes that a member may cast is limited to the average number of shares of the FHLB's capital stock that were required to be held by all members in that state as of the record date for voting. Nonmember stockholders are not eligible to vote in director elections.

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

Transactions with Directors' Financial Institutions. In the ordinary course of its business, the FHLB provides products and services to members whose officers or directors serve as directors of the FHLB (Directors' Financial Institutions). Finance Agency regulations require that transactions with Directors' Financial Institutions be made on the same terms as those with any other member. The following table reflects balances with Directors' Financial Institutions for the items indicated below. The FHLB had no MBS or derivatives transactions with Directors' Financial Institutions at December 31, 2024 or 2023.

Table 18.1 - Transactions with Directors' Financial Institutions (dollars in millions)

	December 31, 2024		December 31, 2023
	Balance	% of Total (1)	Balance	% of Total (1)
Advances	$9,157	11.5%	$7,309	9.9%
MPP	109	1.5	47	0.7
Regulatory capital stock	497	10.0	431	8.9
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

Table 18.2 - Stockholders Holding Five Percent or more of Regulatory Capital Stock (dollars in millions)

	Regulatory Capital Stock		Advance	MPP Unpaid
December 31, 2024	Balance	% of Total	Principal	Principal Balance
JPMorgan Chase Bank, N.A.	$946	19%	$20,000	$—
U.S. Bank, N.A.	763	15	14,500	6
Fifth Third Bank	275	6	5,601	60
Keybank, N.A.	261	5	1,329	—

	Regulatory Capital Stock		Advance	MPP Unpaid
December 31, 2023	Balance	% of Total	Principal	Principal Balance
U.S. Bank, N.A.	$858	18%	$10,000	$7
JPMorgan Chase Bank, N.A.	673	14	14,000	—
Keybank, N.A.	526	11	9,836	—
Third Federal Savings & Loan Association	255	5	5,008	23

Nonmember Housing Associates. The FHLB has relationships with three nonmember housing associates, the Kentucky Housing Corporation, the Ohio Housing Finance Agency and the Tennessee Housing Development Agency. The FHLB had no investments in or borrowings to any of these nonmember housing associates at December 31, 2024 or 2023.

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

Item 9A.    Controls and Procedures.

DISCLOSURE CONTROLS AND PROCEDURES

As of December 31, 2024, the FHLB's management, including its principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, these two officers each concluded that, as of December 31, 2024, the FHLB maintained effective disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that it files under the Exchange Act is (1) accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC).

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

The FHLB's management assessed the effectiveness of the FHLB's internal control over financial reporting as of December 31, 2024. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on its assessment, management of the FHLB determined that, as of December 31, 2024, the FHLB's internal control over financial reporting was effective based on those criteria.

The effectiveness of the FHLB's internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP (PwC), an independent registered public accounting firm, as stated in their report which is included in Item 8. Financial Statements and Supplementary Data.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the FHLB's internal control over financial reporting that occurred during the fourth quarter ended December 31, 2024 that materially affected, or are reasonably likely to materially affect, the FHLB's internal control over financial reporting.

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

Independent director candidates are self-nominated. Any individual may submit an Independent director application form to the FHLB and request to be considered for election. The FHLB reviews all application forms to determine that the individual satisfies the appropriate public interest or non-public interest Independent director eligibility requirements per Finance Agency regulations before forwarding the application form to the Board for review of the candidate's qualifications and skills. The Board then nominates an individual whose name will appear on the ballot after consultation with the Affordable Housing Advisory Council and after the nominee information has been submitted to the Finance Agency for review. As part of the nomination process, the Board may consider several factors including the individual's contributions and service on the Board, if a former or incumbent director, and the specific experience and qualifications of the candidate. The Board also considers how other attributes, skills, and experiences of Independent director candidates may add to the overall strength of the Board. These same factors are considered when the Board fills a Member or Independent director vacancy.

DIRECTORS

The following table sets forth certain information (ages as of March 1, 2025) regarding each of our current directors.

Name	Age	Director Since	Expiration of Term as a Director	Independent or Member (State)
J. Wade Berry	55	2022	12/31/25	Member (KY)
Brady T. Burt	52	2017	12/31/28	Member (OH)
Greg W. Caudill	66	2014	12/31/25	Member (KY)
Susan E. Collins	59	2025	12/31/28	Independent (TN)
Kristin H. Darby	50	2021	12/31/28	Independent (TN)
Lewis Diaz	46	2022	12/31/27	Independent (KY)
Roy Molitor Ford, Jr.	59	2023	12/31/26	Member (TN)
Danny J. Herron	67	2022	12/31/25	Independent (TN)
Robert T. Lameier	72	2016	12/31/27	Member (OH)
Michael P. Pell, Vice Chair	61	2019	12/31/26	Member (OH)
Kathleen A. Rogers (1)	59	2020	12/31/25	Member (OH)
Leslie Scott Spivey	67	2022	12/31/26	Independent (OH)
Steven E. Stivers	59	2024	12/31/27	Independent (OH)
Nancy E. Uridil, Chair	73	2015	12/31/26	Independent (OH)
James J. Vance	63	2017	12/31/28	Member (OH)
Jonathan D. Welty	55	2020	12/31/27	Member (OH)
H. McCall Wilson, Jr.	59	2023	12/31/26	Member (TN)
(1)Ms. Rogers was elected by the Board on November 21, 2023 to fill a vacant Ohio Member Director position, which is the position she previously held prior to her retirement as an officer at another Ohio member bank. Ms. Rogers will complete the remainder of the vacant term, ending December 31, 2025.

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

Mr. Ford has been the Chairman of the Board of Commercial Bank and Trust (CBTC) since May 2019. He has served as the Chief Executive Officer since 1994. He also serves as President of Commercial Holding Company, the holding company for CBTC. CBTC is a $1 billion financial institution with offices in four counties in west Tennessee. CBTC has been serving commercial and retail clients since it was established in Paris, Tennessee in 1877. CBTC also provides Trust services for clients with assets under management of approximately $750 million.

Mr. Lameier has been a director of Miami Savings Bank, Miamitown, Ohio since 1993. He also served as the Chief Executive Officer of Miami Savings Bank from 1993 to December 2022 as well as President from 1993 to February 2022.

Mr. Pell has been the President and Chief Executive Officer of First State Bank, Winchester, Ohio since March 2006.

Ms. Rogers has served on the Board of Directors of Fifth Third Bank, Cincinnati, Ohio since August 2023. Previously, she served in various executive financial positions at U.S. Bancorp and U.S. Bank, N.A. including Vice Chairman and Chief Financial Officer from January 2015 to August 2016, Director of Business Line Reporting, Planning and Financial Systems from 1998 to December 2014, Director of Stress Testing from 2009 to December 2014 and again from September 2016 to August 2021, finishing her career in June 2023 as the Chief Finance Administration, Data and Transformation Officer.

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

The business experiences of our current Independent directors are as follows:

Ms. Collins is retired from Tennessee Valley Authority, where she served as Executive Vice President, Chief Human Resources Officer and Chief Administrative Officer from July 2023 to May 2024. Ms. Collins also served as the Executive Vice President People and Communications, Chief Human Resources Officer of Tennessee Valley Authority from November 2020 to July 2023 and as Senior Vice President, Chief Human Resources Officer of Tennessee Valley Authority from 2016 to November 2020. Ms. Collins provides the Board expertise in the areas of executive compensation, human capital strategy, and succession planning.

Ms. Darby has been a Strategic Technology Advisor at KHD Ventures, LLC, since August 2021. She was Chief Information Officer at HarmonyCares from January 2022 to February 2025. Prior to that, Ms. Darby served as the Chief Information Officer of Envision Healthcare from November 2018 to July 2021, and was the Chief Information Officer of Cancer Treatment Centers of America from April 2014 to November 2018. Ms. Darby is a Certified Public Accountant and Certified Fraud Examiner.

Having served as a technology leader at a large public organization, Ms. Darby offers the Board comprehensive knowledge on technology strategy and operations, and cybersecurity.

Mr. Diaz has been a Partner at the law firm of Dinsmore & Shohl, LLP since April 2014 where he leads the firm's national public finance practice and concentrates on affordable housing and traditional governmental finance. Mr. Diaz also served from 2002 to 2008 in multiple capacities, including Program Counsel and interim Chief Council, at the Kentucky Housing Corporation, the state’s housing finance agency. Mr. Diaz contributes an extensive skill set to the Board including public interest representation, public and private housing development, legal expertise and complex financing structures to support affordable housing.

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

Mr. Spivey is retired from First Student, Inc., where he served as the Senior Vice President, Chief Financial Officer from January 2015 to October 2022. Mr. Spivey also served as the Senior Vice President of Finance of CHEP Global Pallets from 2013 to 2014 and as Senior Vice President, Chief Financial Officer of CHEP Americas from 2008 to 2013. Mr. Spivey has extensive experience in financial operations across multiple industries ranging from transportation and logistics to telecommunications and packaged goods. Mr. Spivey contributes private sector strategic financial leadership and operations perspectives to the Board.

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

Ms. Uridil has more than 18 years of experience as a Senior Vice President of $1 billion to $6 billion global businesses (consumer packaged goods, cosmetics, durables) creating and delivering corporate and functional strategies. Specifically, she was the Senior Vice President of Global Operations for Moen Incorporated from 2005 to her retirement in 2014, Senior Vice President at Estée Lauder Cos from 2000 to 2005 and Senior Vice President at Mary Kay, Inc. from 1996 to 2000. Ms. Uridil served on the Board of Directors of Flexsteel Industries, Inc. (Nasdaq: FLXS) from 2010 to 2019, where she served on the Compensation Committee and led the Governance Committee. Ms. Uridil has extensive experience in strategy, expense and capital management, merger and acquisition integration and sourcing. Ms. Uridil's qualifications and insight provide valuable skills to the Board in the areas of personnel, compensation, information technology and operations.

EXECUTIVE OFFICERS

The following table sets forth certain information (ages as of March 1, 2025) regarding our executive officers.

Name	Age	Position	Employee of the FHLB Since
Andrew S. Howell	63	President and Chief Executive Officer	1989
Stephen J. Sponaugle	62	Executive Vice President, Chief Financial Officer	1992
Roger B. Batsel	53	Executive Vice President, Chief Operating Officer	2014
Daniel A. Tully	47	Executive Vice President, Chief Risk and Compliance Officer	2006
Damon V. Allen	54	Senior Vice President, Chief Marketing and Community Investment Officer	1999
J. Christopher Bates	49	Senior Vice President, Chief Accounting Officer	2005
Brian C. Comp	62	Senior Vice President, Chief Information Officer	2016
James C. Frondorf	47	Senior Vice President, Chief Credit Officer	2001
Tami L. Hendrickson	64	Senior Vice President, Treasurer	2006
Bridget C. Hoffman	48	Senior Vice President, General Counsel	2018
Amy L. Konow	50	Senior Vice President, Chief Audit Executive	2020
Karla M. Russo	56	Senior Vice President, Chief Human Resources and Inclusion Officer	2014

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

Mr. Tully became the Executive Vice President, Chief Risk and Compliance Officer in January 2025. Previously, he served as the FHLB's Senior Vice President, Chief Risk and Compliance Officer since April 2020. Prior to that, he served as the Senior Vice President, Assistant Chief Risk and Compliance Officer since January 2020.

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

Mr. Comp became the Senior Vice President, Chief Information Officer in January 2025. Previously, he served as the FHLB's First Vice President, Chief Information Officer since January 2020.

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

Ms. Russo became the Senior Vice President, Chief Human Resources and Inclusion Officer in January 2022. Previously, she served as the FHLB's First Vice President, Human Resources and Office of Minority and Woman Inclusion Officer since January 2018.

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

INSIDER TRADING

We have adopted an insider trading policy (the "Insider Trading Policy") that prohibits our directors, officers, employees, and contractors and consultants, as well as their respective family members, from purchasing, selling, or otherwise transacting in our securities and in the securities of other issuers while in possession of material nonpublic information. Our Insider Trading Policy is designed to promote compliance with insider trading laws, rules, and regulations. It generally prohibits insider trading by any covered person and imposes blackout periods during which persons covered under the Insider Trading Policy are prohibited from trading.

By law, our capital stock cannot be held by individuals, including officers, directors or employees of the FHLB. In addition, under our capital plan, our capital stock may be issued, transferred, redeemed, and repurchased only at its par value of $100 per share, subject to certain regulatory and statutory limits. Our structure and regulatory posture are designed to ensure that our directors, officers and employees are not able to own or trade in our capital stock, and we are permitted to issue or repurchase such stock only to or from our members in defined and limited circumstances.

Item 11.     Executive Compensation.

2024 COMPENSATION DISCUSSION AND ANALYSIS

The following provides discussion and analysis regarding our 2024 compensation program for our executive officers, and in particular our Named Executive Officers. Our named Executive Officers for 2024 were:
▪Andrew S. Howell, President and Chief Executive Officer (CEO);
▪Stephen J. Sponaugle, Executive Vice President, Chief Financial Officer;
▪Roger B. Batsel, Executive Vice President, Chief Operating Officer;
▪Bridget C. Hoffman, Senior Vice President, General Counsel; and
▪Tami L. Hendrickson, Senior Vice President, Treasurer.

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

Management Involvement - Executive Compensation

While the Board is ultimately responsible for determining the compensation of the CEO and all other executive officers, the CEO and the Human Resources department periodically advise the Committee regarding competitive and administrative issues affecting the compensation program. The CEO and the Human Resources department also present recommendations to the Committee regarding the compensation of all other executive officers and administer programs approved by the Committee and the Board.

Finance Agency Oversight - Executive Compensation

The Finance Agency has oversight authority over our executive compensation. The Director of the Finance Agency is required by statute to prohibit an FHLBank from paying compensation to its executive officers that is not reasonable and comparable to that paid for employment in similar businesses (including other publicly held financial institutions or major financial services companies) involving similar duties and responsibilities. Finance Agency rules direct the FHLBanks to provide all compensation actions affecting their Named Executive Officers to the Finance Agency for review. Accordingly, following our

Board's approval, we submitted the 2025 base salaries as well as incentive payments earned for 2024 for the Named Executive Officers to the Finance Agency. While we do not expect the regulatory requirements to have a significant impact on our executive compensation programs, the Finance Agency has taken certain actions to curtail the Board’s ability to set all incentive compensation goals and weightings. This is evident in the goals and weightings for Diversity, Equity and Inclusion and the Housing Mission. In the“FHLBank System at 100 – Focusing on the Future” report, the Finance Agency stated it planned to recommend that Congress amend the FHLBank Act to eliminate the restrictions on the Finance Agency’s authority to prescribe levels or ranges for the compensation of executive officers of the FHLBanks. In light of this report and the Finance Agency's authority as reflected in the recent directives for incentive compensation goals and corresponding weightings, our compensation practices and policies have been subject to adjustment as a result of regulatory guidance and directives.
In addition to these rules, the Finance Agency previously issued Advisory Bulletin 2009-AB-02 regarding principles for FHLBank executive compensation as to which the FHLBanks and the Office of Finance are expected to adhere in setting executive compensation policies and practices. These principles consist of the following:
▪executive compensation must be reasonable and comparable to that offered to executives in similar positions at other comparable financial institutions;
▪executive incentive compensation should be consistent with sound risk management and preservation of the par value of our capital stock;
▪a significant percentage of an executive’s incentive-based compensation should be tied to longer-term performance and outcome indicators;
▪a significant percentage of an executive’s incentive-based compensation should be deferred and made contingent upon performance over several years; and
▪our Board of Directors should promote accountability and transparency in the process of setting compensation.

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

In setting 2024 and 2025 compensation, we primarily relied upon information from the McLagan Custom Survey. It encompasses information relating to the prior year's compensation from mortgage banks, commercial financial institutions that typically have assets of less than $20 billion, and other FHLBanks. However, we believe the positions at other FHLBanks generally are more directly comparable to ours given the unique nature of the FHLBank System. The FHLBanks share the same public policy mission, interact routinely with each other, and share a common regulator and regulatory constraints, including the need for Finance Agency review of all compensation actions affecting executive officers. However, there are significant differences across the FHLBank System, including the sizes of the various FHLBanks, the complexity of their operations, their organizational and cost structures, their locations and the cost of living in those locations, and the types of compensation packages offered. Thus, we do not typically calculate compensation packages for our Named Executive Officers based solely on comparisons to the other FHLBanks.

Compensation Program Approach

The Committee utilizes a balanced approach for our compensation program, offering base salary, short-term incentive and deferred pay. The annual (short-term) incentive compensation component rewards all officers and staff for the achievement of the annual strategic business goals. The deferred compensation component is payable to certain officers, including the Named Executive Officers, after a three-year deferral period if the market capitalization ratio of our capital stock is maintained above a minimum threshold [set by the Committee] over the period. The Committee has not established or assigned specific percentages to each element of the compensation program. Instead, the Committee strives to create a program that generally delivers a total compensation opportunity, i.e., base salary, annual and deferred incentive compensation and other benefits, to each executive officer that, when target performance goals are met, is at or near the median of the other FHLBanks and is generally consistent with the market check. However, individual elements of compensation as well as total compensation for individual executives may vary from the median due to an executive's tenure, experience and responsibilities.

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

Elements of Total Compensation Program

The following table summarizes all compensation to our Named Executive Officers for the years ended December 31, 2024, 2023 and 2022. Discussion of each component follows the table.
Summary Compensation Table

Name and Principal Position	Year	Salary(1)	Non-Equity Incentive Plan Compensation(2)	Change in Pension Value & Non-Qualified Deferred Compensation Earnings(3)	All Other Compensation(4)	Total
Andrew S. Howell	2024	$1,025,000	$887,478	$38,000	$255,849	$2,206,327
President and CEO	2023	995,000	878,098	1,330,000	349,494	3,552,592
	2022	1,026,923	841,215	—	69,456	1,937,594

Stephen J. Sponaugle	2024	486,000	336,376	—	103,323	925,699
Executive Vice President-	2023	468,000	329,899	542,000	127,210	1,467,109
Chief Financial Officer	2022	457,866	315,948	—	48,800	822,614

Roger B. Batsel	2024	431,000	296,599	25,000	34,638	787,237
Executive Vice President-	2023	414,000	289,764	98,000	33,182	834,946
Chief Operating Officer	2022	384,000	253,694	—	18,300	655,994

Bridget C. Hoffman	2024	425,000	255,659	20,000	33,088	733,747
Senior Vice President-	2023	409,000	249,952	51,000	27,805	737,757
General Counsel	2022	384,352	237,442	—	13,725	635,519

Tami L. Hendrickson	2024	374,000	224,055	83,000	22,003	703,058
Senior Vice President-	2023	360,000	218,769	192,000	20,992	791,761
Treasurer	2022	352,769	205,422	—	18,300	576,491
(1)For 2022, includes excess accrued vacation benefits automatically paid in accordance with established policy (applicable to all employees).
(2)Amounts shown for 2024 reflect total payments pursuant to the current portion of the 2024 Incentive Plan and the deferred portion of the 2021 Incentive Plan (2022 - 2024 performance period), as follows.

Name	2024 Incentive Plan (current incentive)	2021 Incentive Plan (three-year deferred incentive)	Total
Andrew S. Howell	$486,029	$401,449	$887,478
Stephen J. Sponaugle	184,359	152,017	336,376
Roger B. Batsel	163,495	133,104	296,599
Bridget C. Hoffman	141,066	114,593	255,659
Tami L. Hendrickson	124,138	99,917	224,055
(3)    Represents change in the actuarial present value of accumulated pension benefits only, which is primarily dependent on changes in interest rates, years of benefit service and salary. Decreases in pension values are reported in the table as $0. For 2024, the change in pension value decreased $66,000 for Mr. Sponaugle. No above-market or preferential earnings are paid on any deferred compensation under any plan or agreement. See "Retirement Benefits" and "2024 Pension Benefits" for additional information.
(4)    For 2024, all other compensation included the following:

	FHLB Contributions to Vested Defined Contribution Plans (a)
Name	Qualified Defined Contribution Plan	Non-qualified Supplemental Executive Retirement Plan	Perquisites (b)	Total
Andrew S. Howell	$55,200	$177,627	$23,022	$255,849
Stephen J. Sponaugle	55,200	48,123	—	103,323
Roger B. Batsel	20,700	13,938	—	34,638
Bridget C. Hoffman	20,700	12,388	—	33,088
Tami L. Hendrickson	13,584	8,419	—	22,003
(a)For Mr. Howell and Mr. Sponaugle, includes a transitional service credit in the form of an annual contribution to offset future losses due to adjusting the benefit formula under the defined benefit pension plan.

(b)For Mr. Howell, perquisites consisted of personal use of an FHLB-owned vehicle, premiums for an Executive long-term disability plan, guest travel expenses and an airline program membership. The value of perquisites are based on their actual cash cost. No other Named Executive Officer received perquisites over $10,000.

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

Each of the current Named Executive Officers received a base salary increase at the beginning of 2024. For each of the current Named Executive Officers other than the CEO, total salary increases, including merit, market, and promotional adjustments, ranged from 3.85 percent to 4.11 percent. These increases were based on the CEO's recommendation for each executive, which took into consideration market data, and expected business and industry trends. For Mr. Howell, directors provided feedback to the Chair, and the Committee recommended, and the Board subsequently approved a salary increase of 3.02 percent. In recommending and approving Mr. Howell's 2024 increase, the Committee and Board took into consideration competitive market analysis and the Committee's appraisals of his performance during the year.

In October 2024, the Committee recommended and the Board approved a 5.00 percent salary increase pool for 2025 for all employees, comprised of 3.75 percent for merit increases and 1.25 percent for market and promotional adjustments. Using the same process as described above and considering the current labor market environment, in November 2024, the Committee recommended, and the Board approved, the following 2025 base salaries and percent increases for the Named Executive Officers: Mr. Howell, $1,060,000 (3.41 percent); Mr. Sponaugle, $504,000 (3.70 percent); Mr. Batsel, $450,000 (4.41 percent); Ms. Hoffman, $440,000 (3.53 percent); and Ms. Hendrickson, $388,000 (3.74 percent). In January 2025, we were informed that the Finance Agency had completed its review and did not object to the Board-approved compensation actions affecting the Named Executive Officers in 2025.

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

The Incentive Plan annual goals reflect desired financial, operational, risk management and public mission objectives for the current and future fiscal years. Generally, each goal is weighted to reflect its relative importance and potential impact on our mission and annual strategic business plan while subject to recent Finance Agency directives on Diversity, Equity and Inclusion and Housing goals and corresponding weightings. Each goal is assigned a quantitative threshold, target and maximum level of performance. Each Named Executive Officer's award opportunity is based entirely on bank-wide performance.

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

The total incentive award opportunities for the 2024 plan year stated as a percentage of base salary were as follows:

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

Fifty percent of the total opportunity for the Incentive Plan is awarded in cash following the plan year (current incentive award) and 50 percent is mandatorily deferred for three years after the end of the Plan year (deferred incentive award). The deferred incentive awards are earned based on the safety and soundness metric, which is tied to our market capitalization ratio defined as the market value of total capital divided by the par value of capital stock. The market capitalization ratio is measured as the simple average at 36 month ends in the three-year performance period using the base-case interest rate and business environment used in reports to the Board at each month end. If our market capitalization ratio is greater than 100 percent during the deferred performance period, the final value will be 100 percent of the deferred award plus interest based on the annual interest rates applicable to the qualified defined benefit plan. No payment would be made for the deferred incentive award if the market capitalization ratio, calculated as noted above, was less than 100 percent for the three-year deferral period.

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

2024 Incentive Plan. For calendar year 2024, the Board approved a total of seven performance measures in the functional areas of Franchise Value Promotion, Mission Assets and Activities and Stockholder Risk/Return. The mix of financial and non-financial goals measures performance across our mission and corporate objectives and is intended to discourage unnecessary or excessive risk-taking. Because we consider risk management to be an essential component in the achievement of our mission and corporate objectives, the goals below include a separate risk-related metric.

At its January 2025 meeting, following certification of the 2024 performance results and in accordance with those results, the Board authorized the distribution to the Named Executive Officers of the current awards shown in Note 2 to the Summary Compensation Table. For the 2024 plan year, we cumulatively achieved approximately 95 percent of the available maximum incentive opportunity. This was higher than the 88 percent overall performance achieved for 2023, primarily because all of the seven goals in 2024 exceeded target performance, with three of the seven goals meeting or exceeding the maximum achievement level.

The following table presents the incentive weights, threshold, target and maximum performance levels, and the actual results achieved for the 2024 Incentive Plan performance measures for all Named Executive Officers.

2024 Incentive Plan Performance Levels and Results

	Incentive Weight	Threshold Performance	Target Performance	Maximum Performance	Results Achieved
Franchise Value Promotion
1) Diversity, Equity and Inclusion Strategic Plan Achievement	10.0%	Pass 8 of 16 metrics	Pass 11 of 16 metrics	Pass all 16 metrics	16 pass
2) Strategic Initiatives	10.0	Pass 3 of 6 objectives	Pass 4 of 6 objectives	Pass all 6 objectives	Pass 6 of 6 objectives
Mission Assets and Activities
3) Mission Assets and Activities Participation	10.0	65%	70%	80%	75%
4) Core Mission Assets and Activities Ratio	5.0	70%	80%	85%	82%
5) Housing Mission	30.0
New Community Investment Cash Advances users		6 members	12 members	18 members	15 members
Voluntary Program disbursement percentage		65%	80%	90%	91%
Percent of members applying to one or more Housing Community Investments programs		30%	35%	42%	39%
Stockholder Risk/Return
6) Change in Market Value of Equity	15.0
+200 bps		(7)%	(6)%	(4)%	(2.6)%
'-200 bps		(2)%	—%	2%	1.1%
7) Profitability-Available Earnings vs. Average SOFR	20.0	325 bps	400 bps	500 bps	556 bps

During 2024, the Board, the Committee and the CEO periodically reviewed the Incentive Plan goals presented above to determine progress toward the goals. Although the Board and the CEO discussed various external factors that were affecting achievement of the performance measures, the Board did not take any actions to revise or change the Incentive Plan goals.

2025 Incentive Plan. At its November 2024 meeting, the Board considered and approved 2025 Incentive Plan goals, incentive weights, and award opportunities for the Named Executive Officers and eligible employees. At its March 2025 meeting, the Board approved changes to the plan goals. After each of those meetings, the plan was sent to the Finance Agency for its review. As of the date of this filing, the Finance Agency has not yet provided its final non-objection, and therefore, the plan is subject to change. We intend to file a Form 8-K of the final plan structure after the Finance Agency provides non-objection.

Three-Year Deferred Incentive Awards. During 2024, the Board, the Committee and the CEO periodically reviewed progress toward the deferred plan safety and soundness metric for each ongoing performance period. At its January 2025 meeting, following certification of the performance results for the deferred portion of the 2021 Incentive Plan (2022 - 2024 performance period) and in accordance with those results, the Board authorized the distribution of payments to eligible officers including the Named Executive Officers. Cumulatively, our market capitalization ratio was greater than 100 percent during the 2022 - 2024 performance period. As a result, the final value was 100 percent of the deferred award plus interest based on the annual interest rates applicable to the qualified defined benefit plan. The deferred payments for the 2022 - 2024 performance period are shown in Note 2 to the Summary Compensation Table.

As described above, the deferred portion of the 2024 Incentive Plan (2025 - 2027 performance period) is payable based on the result of a safety and soundness metric tied to the market capitalization ratio as defined in the 2025 Incentive Plan. If our market capitalization ratio is greater than 100 percent during the 2025 - 2027 performance period, the final value will be 100 percent of the deferred award plus interest based on the annual interest rates applicable to the qualified defined benefit plan.

Non-Equity Incentive Plan Compensation Grants
The following table provides information on grants made under our Incentive Plan.

Grants of Plan-Based Awards

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards
Name	Grant Date (1)	Threshold	Target	Maximum
Andrew S. Howell	November 21, 2024	$530,000	$795,000	$1,060,000
Stephen J. Sponaugle	November 21, 2024	201,600	302,400	403,200
Roger B. Batsel	November 21, 2024	180,000	270,000	360,000
Bridget C. Hoffman	November 21, 2024	154,000	231,000	308,000
Tami L. Hendrickson	November 21, 2024	135,800	203,700	271,600
(1)Awards granted on this date are for the 2025 Incentive Plan.

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

Effective July 1, 2021, the Pentegra DB plan design that applies to future benefits for employees hired before January 1, 2024 was adjusted. The revised benefit formula is 1.25 percent for each year of benefit service multiplied by the highest five-year average compensation. The plan allows a reduced benefit for those retiring before age 65 and early retirement eligibility for all employees to as early as age 45 with 10 years of service. To offset future benefit losses, employees hired prior to January 1, 2006 will receive a transitional service credit beginning in 2022 and concluding in 2026 in the form of an annual contribution to their Defined Contribution account (up to the IRS maximum) or their SERP account. The annual contribution is equal to 10 percent of their eligible pension income. Employees must be employed for the full plan year to receive the transition contribution for that year.

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

2024 Pension Benefits

Name	Plan Name	Number of Years Credited Service (1)	Present Value (2) of Accumulated Benefits
Andrew S. Howell	Pentegra DB	34.50	$2,994,000
	DB/BEP	34.50	11,691,000

Stephen J. Sponaugle	Pentegra DB	31.33	2,775,000
	DB/BEP	31.33	2,645,000

Roger B. Batsel	Pentegra DB	9.92	259,000
	DB/BEP	9.92	179,000

Bridget C. Hoffman	Pentegra DB	5.58	111,000
	DB/BEP	5.58	71,000

Tami L. Hendrickson	Pentegra DB	17.92	845,000
	DB/BEP	17.92	380,000
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

Contributions will typically be allocated to accounts annually. The plan permits participants to self-direct investment elections into one or more investments funds. All returns are the market rate of the related fund. Plan benefits are paid out of an investment account established for each participant under a grantor trust. Because the SERP is a non-qualified plan, the benefits under this plan do not receive the same tax treatment and funding protection associated with the qualified plan.

2024 Non-Qualified Deferred Compensation

Name	Registrant Contributions in Last Fiscal Year (1)	Aggregate Earnings in Last Fiscal Year (2)	Aggregate Balance at Last Fiscal Year-End (3)
Andrew S. Howell	$177,627	$15,673	$470,852
Stephen J. Sponaugle	48,123	4,852	127,385
Roger B. Batsel	13,938	1,071	28,391
Bridget C. Hoffman	12,388	914	25,227
Tami L. Hendrickson	8,419	1,217	17,709
(1)These amounts are included as a component of "All Other Compensation" in the Summary Compensation Table.
(2)These amounts are not included in the Summary Compensation Table as no Named Executive Officer received above-market or preferential earnings.
(3)To the extent that a participant was a Named Executive Officer in prior years, FHLB contributions included in the “Aggregate Balance at Last Fiscal Year-End” column have been reported as compensation in the Summary Compensation Table for the applicable year.

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

During 2024, the CEO was also provided with an FHLB-owned vehicle for his business and personal use, along with the operating expenses associated with the vehicle. An executive officer's personal use of an FHLB-owned vehicle, including use for the daily commute to and from work, is reported as a taxable fringe benefit. In addition to the standard LTD insurance plan provided to all employees, Named Executive Officers may elect to receive additional LTD coverage. The premiums the FHLB pays for the additional LTD coverage are considered a taxable fringe benefit. Additionally, with prior approval, our current Travel Policy permits a guest to accompany an executive officer on authorized business trips. Executive officers are reimbursed for transportation and other related expenses associated with their guest's travel. Such reimbursements are reported as a taxable fringe benefit.

The perquisites provided to an executive officer represent a small fraction of annual compensation. During 2024, perquisites totaled $23,022 for Mr. Howell, as shown in the Summary Compensation Table. Perquisites did not individually or collectively exceed $10,000 for any other Named Executive Officers and are therefore excluded from the Summary Compensation Table.

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

Under the Change in Control Plan, a “qualifying termination” is defined as any separation, termination or other end of employment relationship between the FHLB and a participant, (a) by the FHLB, other than for “cause” (as defined in the Change in Control Plan), death or disability; or (b) by the participant, for “good reason” (as defined in the Change in Control Plan).
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
In the event of a qualifying termination, the participant will receive a severance payment equal to a compensation multiplier times the sum of the participant's base salary plus target annual incentive amount for the year in which the Change in Control occurs. The CEO (Tier 1) is subject to a compensation multiplier of 2.50, Executive Vice Presidents (Tier 2) are subject to a compensation multiplier of 1.75 and Senior Vice Presidents (Tier 3) are subject to a compensation multiplier of 1.50. Participants will also receive a lump sum cash payment equal to accrued and unused paid time off and the amount that would have been payable pursuant to the participant’s annual incentive compensation award for the year in which the date of a qualifying termination occurs based on actual performance, prorated based on the number of days the participant was employed that year. In addition, participants will receive a cash payment for outplacement assistance of $7,500 for Tier 1, $4,500 for Tier 2 and $2,500 for Tier 3, as well as the continuation of health care coverage for 24 months for Tier 1, 18 months for Tier 2 and 12 months for Tier 3..
The following table presents the total amounts that would be payable to our Named Executive Officers if their employment had terminated as of December 31, 2024.

Total Potential Payment Upon Termination (1)

Separation Event	Andrew S. Howell	Stephen J. Sponaugle	Roger B. Batsel	Bridget C. Hoffman	Tami L. Hendrickson
Involuntary termination for Cause	$—	$—	$—	$—	$—
Voluntary resignation not due to a Change in Control or resignation without Good Reason due to a Change in Control (2)	210,913	62,117	41,287	39,294	69,046
Involuntary termination without Cause not due to a Change in Control (3)	723,413	305,117	256,787	251,794	256,046
Involuntary termination without Cause due to a Change in Control or resignation for Good Reason due to a Change in Control (4)	5,493,265	1,735,312	1,535,901	1,253,583	1,128,910
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
(4)Named Executive Officers would receive payment as follows:

Component	Andrew S. Howell	Stephen J. Sponaugle	Roger B. Batsel	Bridget C. Hoffman	Tami L. Hendrickson
Salary	$2,562,500	$850,500	$754,250	$637,500	$561,000
Incentive compensation	1,921,875	510,300	452,550	334,688	294,525
Other (a)	1,008,890	374,512	329,101	281,395	273,385
Total	$5,493,265	$1,735,312	$1,535,901	$1,253,583	$1,128,910
(a)    Includes accrued annual incentive compensation from the current year, accrued and unused paid time off, outplacement assistance and health care coverage.

COMPENSATION COMMITTEE REPORT

The Committee has furnished the following report for inclusion in this Annual Report on Form 10-K:
The Committee has reviewed and discussed the 2024 Compensation Discussion and Analysis set forth above with the FHLB's management. Based on such review and discussions, the Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Lewis Diaz (Chair)
Susan E. Collins
Robert T. Lameier
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

In connection with setting director compensation, we participated in an FHLBank System review of director compensation in 2024, which included a director compensation study prepared by McLagan. The McLagan study includes peer group analysis of director compensation at the FHLBanks, publicly traded banks with between $10 billion and $20 billion in assets, and publicly traded banks with between $20 billion and $65 billion in assets. However, when determining director compensation, the Board only considered the director compensation for peer groups at the FHLBanks and the publically traded banks with assets between $10 billion and $20 billion.

The following table sets forth the maximum base fees, which are subject to certain attendance requirements, for 2024 and 2025:

	2024	2025
	Maximum Base Fees	Maximum Base Fees (1)
Chair	$160,813	$160,813
Vice Chair	138,000	138,000
Audit Committee Chair	137,000	137,000
Human Resources, Compensation and Inclusion Committee Chair	135,000	135,000
Risk Committee Chair	135,000	135,000
Other Committee Chairs	130,210	130,210
Other Directors	123,000	123,000
(1)     The 2025 base fees remained the same as those in 2024 due to the objection letter received from the Finance Agency denying the proposed increases to the 2025 base fees.

In addition to the base fees, under the 2024 and 2025 policies, Audit Committee members other than the Audit Committee Chair, Chair or Vice Chair of the Board receive an annual fee of $5,000.

During 2024, total directors' fees and travel expenses incurred were $2,228,443 and $118,270, respectively.

With prior approval, our Travel Policy permits a guest to accompany a director on authorized business trips. We reimburse the transportation and other related expenses associated with the guest's travel, subject to certain limitations, which are reported as a taxable fringe benefit. During 2024, there were no directors that received reimbursement for guest travel expenses.

The following table sets forth the fees earned by each director for the year ended December 31, 2024.

2024 Directors Compensation Table

Name	Fees Earned or Paid in Cash
J. Lynn Anderson, Chair	$160,813
J. Wade Berry	135,000
Brady T. Burt	137,000
Greg W. Caudill	123,000
Kristin H. Darby	130,210
Lewis Diaz	123,000
Roy Molitor Ford, Jr.	128,000
Danny J. Herron	123,000
Robert T. Lameier	135,000
Michael P. Pell	123,000
Kathleen A. Rogers	128,000
Leslie Scott Spivey	128,000
Steven E. Stivers	123,000
Nancy E. Uridil	135,210
James J. Vance, Vice Chair	138,000
Jonathan D. Welty	130,210
H. McCall Wilson, Jr.	128,000
Total	$2,228,443

The FHLB's non-qualified deferred compensation plan for directors allows directors to defer any portion of their fees for the year and receive earnings based on returns available under or comparable to certain publicly available mutual funds, including equity funds and money market funds. In the table above, "Fees Earned or Paid in Cash" does not include payouts of previously deferred director fees for prior years' service or earnings on such fees for those directors participating in the plan.

The following table summarizes the total number of board meetings and meetings of its designated committees held in 2023 and 2024.

	Number of Meetings Held
Meeting Type	2023	2024
Board Meeting	8	8
Audit Committee	11	11
Risk Committee	6	6
Business and Operations Committee	5	5
Governance	7	7
Housing and Community Development Committee	5	4
Human Resources, Compensation and Inclusion Committee	6	5

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Committee is charged with responsibility for the FHLB's compensation policies and programs. None of the 2024 or 2025 Committee members are or previously were officers or employees of the FHLB. Additionally, none of the FHLB's executive officers served or serve on the board of directors or the compensation committee of any entity whose executive officers served on the Committee or Board of Directors. This Committee was and is composed of the following members:

2024	2025
Robert T. Lameier (Chair)	Lewis Diaz (Chair)
J. Lynn Anderson	Susan E. Collins
Lewis Diaz	Robert T. Lameier
Danny J. Herron	Kathleen A. Rogers
Kathleen A. Rogers	Nancy E. Uridil
Nancy E. Uridil

PAY RATIO

As required by the Dodd-Frank Act, information about the 2024 total compensation for our median employee and the President and CEO, Mr. Howell, is as follows:

▪the median of the annual total compensation of all of our employees (other than the CEO) was $123,913; and
▪the annual total compensation of the CEO, as reported in the Summary Compensation Table, was $2,206,327.

Based on this information, for 2024, the ratio of the annual total compensation of the CEO to the median of the annual total compensation of all employees was 18 to 1.

We identified our median employee by comparing the compensation of all full-time and part-time employees who were employed as of December 15, 2024. We annualized the compensation of employees who were hired in 2024 but did not work for us the entire fiscal year. This compensation measure, which was consistently applied to all employees, included base salary, overtime pay and incentive compensation that was all payable in cash.
The median employee's compensation for 2024 includes base salary, incentive compensation, matching contributions to the qualified defined contribution plan, and the value of such employee’s pension benefits (if applicable). The value of the pension benefits represents only the change in the actuarial present value of accumulated pension benefits, which is primarily dependent on changes in interest rates, years of benefit service and salary. With respect to the annual total compensation of the CEO, we used the amount reported in the “Total” column of our 2024 Summary Compensation Table.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We have one class of capital stock, Class B Stock, all of which is owned by our current and former member institutions. Individuals, including directors and officers of the FHLB, are not permitted to own our capital stock. Therefore, we have no equity compensation plans.

The following table lists institutions holding five percent or more of outstanding capital stock at February 28, 2025 and includes any known affiliates that are members of the FHLB:

(Dollars in thousands)
		Capital	Percent of Total	Number
Name	Address	Stock	Capital Stock	of Shares
JPMorgan Chase Bank, N.A.	1111 Polaris Parkway Columbus, OH 43240	$945,791	19%	9,457,914
U.S. Bank, N.A.	425 Walnut Street Cincinnati, OH 45202	881,497	18	8,814,967
Fifth Third Bank	38 Fountain Square Plaza Cincinnati, OH 45202	320,715	6	3,207,151
The Huntington National Bank	41 South High Street Columbus, OH 43215	281,311	6	2,813,106

The following table lists capital stock outstanding as of February 28, 2025 held by member institutions that have an officer or director who serves as a director of the FHLB:

(Dollars in thousands)
		Capital	Percent of Total
Name	Address	Stock	Capital Stock
Fifth Third Bank	38 Fountain Square Plaza Cincinnati, OH 45202	$320,715	6.4%
Western & Southern Financial Group (1)	400 Broadway Street Cincinnati, OH 45202	236,780	4.7
The Park National Bank	50 North Third Street Newark, OH 43055	7,983	0.2
The Bank of Fayette County	1265 Highway 57 E Collierville, TN 38017	2,568	0.1
Farmers Bank & Trust Company	201 South Main Street Marion, KY 42064	1,701	0.0
First State Bank	19230 State Route 136 Winchester, OH 45697	1,586	0.0
Miami Savings Bank	8008 Ferry Street Miamitown, OH 45041	1,100	0.0
Farmers National Bank	304 West Main Street Danville, KY 40422	1,009	0.0
Commercial Bank & Trust Company	107 North Poplar Paris, TN 38242	863	0.0
Ohio Capital Finance Corporation	671 South High Street, Suite 600 Columbus, OH 43206	130	0.0
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

Our capital stock is not permitted to be publicly traded and is not listed on any stock exchange. Therefore, we are not governed by stock exchange rules relating to director independence. If we were so governed, arguably none of our industry directors, who are elected by our members, would be deemed independent because all are directors and/or officers of members that do business with us. Messrs. Diaz, Herron, Spivey and Stivers and Mses. Collins, Darby and Uridil, our seven non-industry directors, have no material transactions, relationships or arrangements with the FHLB other than in their capacity as directors.

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

We believe these policies are effective in bringing to the attention of management and the Board any non-ordinary course transactions that require Board review and approval and that all such transactions since January 1, 2024 have been so reviewed and approved.

Item 14.    Principal Accountant Fees and Services.

The following table sets forth the aggregate fees billed to the FHLB for the years ended December 31, 2024 and 2023 by its independent registered public accounting firm, PwC:

	For the Years Ended
(In thousands)	December 31,
	2024	2023
Audit fees	$1,065	$921
Audit-related fees	91	84
Tax fees	—	—
All other fees	2	1
Total fees	$1,158	$1,006

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

The FHLB paid additional fees to PwC in the form of assessments paid to the Office of Finance. The FHLB is assessed its proportionate share of the costs of operating the Office of Finance, which includes the expenses associated with the annual audits of the combined financial statements of the FHLBanks. These assessments, which totaled $64,000 and $59,000 in 2024 and 2023, respectively, are not included in the table above.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a)Financial Statements. The following financial statements of the Federal Home Loan Bank of Cincinnati, set forth in Item 8. Financial Statements and Supplementary Data above, are filed as a part of this registration statement.

Report of Independent Registered Public Accounting Firm (PCAOB ID 238)
Statements of Condition as of December 31, 2024 and 2023
Statements of Income for the years ended December 31, 2024, 2023 and 2022
Statements of Comprehensive Income for the years ended December 31, 2024, 2023 and 2022
Statements of Capital for the years ended December 31, 2024, 2023 and 2022
Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022
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
Form 10-K, filed March 16, 2017

10.5	Joint Capital Enhancement Agreement, as amended on August 5, 2011, by and among each of the Federal Home Loan Banks	Form 8-K, filed August 5, 2011

10.6 (2)	Incentive Compensation Plan as of January 1, 2023	Form 10-K, filed March 16, 2023

10.7 (2)	Incentive Compensation Plan as of January 1, 2024	Form 10-Q, filed August 8, 2024

10.8 (2)	Federal Home Loan Bank of Cincinnati Benefit Equalization Plan (December 2008 Restatement)	Form 10-K, filed March 18, 2010

10.9 (2)	First Amendment to the Federal Home Loan Bank of Cincinnati Benefit Equalization Plan (December 2008 Restatement)	Form 10-K, filed March 18, 2010

10.10	Form of indemnification agreement between the Federal Home Loan Bank and each of its directors and executive officers (used from July 29, 2009 to December 31, 2016)	Form 8-K, filed July 30, 2009

10.11	Form of indemnification agreement between the Federal Home Loan Bank and each of its directors and executive officers (used from January 1, 2017 to November 4, 2018)	Form 10-K, filed March 16, 2017

10.12	Form of indemnification agreement between the Federal Home Loan Bank and each of its directors and executive officers (used after November 5, 2018)	Form 10-K, filed March 21, 2019

10.13	Federal Home Loan Bank of Cincinnati Executive Change in Control Severance Plan	Form 10-Q, filed November 9, 2017

10.14	Federal Home Loan Bank of Cincinnati Supplemental Executive Retirement Plan	Form10-K, filed March 21, 2024

19	Insider Trading Policy	Filed Herewith

24	Power of Attorney (included in Signature Page)	Filed Herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	Filed Herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	Filed Herewith

32	Section 1350 Certifications	Furnished Herewith

99.1	Audit Committee Letter	Furnished Herewith

99.2	Audit Committee Charter	Furnished Herewith

101.INS	XBRL Instance Document	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document	Filed Herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed Herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed Herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed Herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed Herewith

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed Herewith
(1)Numbers coincide with Item 601 of Regulation S-K.
(2)Indicates management compensation plan or arrangement.

Item 16.    Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 20th day of March 2025.

FEDERAL HOME LOAN BANK OF CINCINNATI
(Registrant)

By:	/s/ Andrew S. Howell
Andrew S. Howell
President and Chief Executive Officer

SIGNATURES AND POWER OF ATTORNEY

We, the undersigned directors of the Federal Home Loan Bank of Cincinnati, hereby appoint Andrew S. Howell and Stephen J. Sponaugle, or either of them, our true and lawful attorneys and agents to do any and all acts and things in our names and on our behalves, in our capacities indicated below, which said attorneys and agents, or either of them, may deem necessary or advisable to enable said registrant to comply with the Securities Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2024, including, without limitation, power and authority to sign for us, or any of us, in our names in the capacities indicated below, the Report and any and all amendments to the Report, and we hereby ratify and confirm all that said attorneys and agents, or each of them, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of the 20th day of March 2025.

Signatures	Title

/s/ Andrew S. Howell	President and Chief Executive Officer
Andrew S. Howell	(principal executive officer)

/s/ Stephen J. Sponaugle	Executive Vice President, Chief Financial Officer
Stephen J. Sponaugle	(principal financial officer)

/s/ J. Christopher Bates	Senior Vice President, Chief Accounting Officer
J. Christopher Bates	(principal accounting officer)

/s/ J. Wade Berry	Director
J. Wade Berry

/s/ Brady T. Burt	Director
Brady T. Burt

/s/ Greg W. Caudill	Director
Greg W. Caudill

/s/ Susan E. Collins	Director
Susan E. Collins

/s/ Kristin H. Darby	Director
Kristin H. Darby

/s/ Lewis Diaz	Director
Lewis Diaz

/s/ Roy Molitor Ford, Jr.	Director
Roy Molitor Ford, Jr.

/s/ Danny J. Herron	Director
Danny J. Herron

/s/ Robert T. Lameier	Director
Robert T. Lameier

/s/ Michael P. Pell	Director (Vice Chair)
Michael P. Pell, Vice Chair

/s/ Kathleen A. Rogers	Director
Kathleen A. Rogers

/s/ Leslie Scott Spivey	Director
Leslie Scott Spivey

/s/ Steven E. Stivers	Director
Steven E. Stivers

/s/ Nancy E. Uridil	Director (Chair)
Nancy E. Uridil, Chair

/s/ James J. Vance	Director
James J. Vance

/s/ Jonathan D. Welty	Director
Jonathan D. Welty

/s/ H. McCall Wilson, Jr.	Director
H. McCall Wilson, Jr.