Form 10-Q
period 2025-06-30
Federal Home Loan Bank of Cincinnati
filed 2025-08-08
CIK 1326771

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
☐ Yes   ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding as of July 31, 2025
Class B Stock, par value $100 per share, including stock classified as mandatorily redeemable	50,636,735

Page 1 of	74

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CONDITION
(Unaudited)

(In thousands, except par value)

	June 30, 2025	December 31, 2024
ASSETS
Cash and due from banks	$23,481	$28,276
Interest-bearing deposits	2,580,190	2,360,203
Securities purchased under agreements to resell	13,000,000	10,738,637
Federal funds sold	9,070,000	4,900,000
Investment securities:
Trading securities	2,770,124	2,705,895
Available-for-sale securities (amortized cost of $10,539,235 and $9,101,909 and includes $866,108 and $838,490 pledged as collateral that may be repledged)	10,479,446	9,062,735
Held-to-maturity securities (fair value of $15,825,150 and $15,119,557)	15,958,809	15,371,712
Total investment securities	29,208,379	27,140,342
Advances (includes $306,832 and $281,299 at fair value under fair value option)	79,669,260	79,346,365
Mortgage loans held for portfolio, net of allowance for credit losses of $349 and $331	7,592,540	7,244,200
Loans to other FHLBanks	700,000	—
Accrued interest receivable	481,025	464,032
Derivative assets	19,808	65,767
Other assets, net	38,677	39,775
TOTAL ASSETS	$142,383,360	$132,327,597
LIABILITIES
Deposits	$1,099,128	$1,094,313
Consolidated Obligations:
Discount Notes (includes $9,803,064 and $8,670,557 at fair value under fair value option)	21,311,426	19,508,823
Bonds (includes $9,188,629 and $7,324,443 at fair value under fair value option)	111,620,203	103,817,800
Total Consolidated Obligations	132,931,629	123,326,623
Mandatorily redeemable capital stock	25,829	14,384
Accrued interest payable	556,600	526,384
Affordable Housing Program payable	174,631	171,224
Derivative liabilities	21,145	3,584
Other liabilities	523,078	454,340
Total liabilities	135,332,040	125,590,852
Commitments and contingencies (Note 13)
CAPITAL
Capital stock Class B putable ($100 par value); issued and outstanding shares: 51,858 and 49,358	5,185,833	4,935,775
Retained earnings:
Unrestricted	1,050,146	1,023,841
Restricted	874,183	815,335
Total retained earnings	1,924,329	1,839,176
Accumulated other comprehensive income (loss)	(58,842)	(38,206)
Total capital	7,051,320	6,736,745
TOTAL LIABILITIES AND CAPITAL	$142,383,360	$132,327,597

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF INCOME
(Unaudited)

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
INTEREST INCOME:
Advances	$1,008,433	$1,079,650	$1,939,444	$2,136,627
Prepayment fees on Advances, net	53	227	172	498
Interest-bearing deposits	28,128	23,985	55,162	48,404
Securities purchased under agreements to resell	28,646	24,681	60,950	54,461
Federal funds sold	161,988	108,439	299,922	221,487
Investment securities:
Trading securities	28,996	28,598	57,910	45,968
Available-for-sale securities	122,360	129,410	235,471	273,975
Held-to-maturity securities	186,162	219,180	367,138	443,363
Total investment securities	337,518	377,188	660,519	763,306
Mortgage loans held for portfolio	65,379	58,961	128,976	116,923
Loans to other FHLBanks	192	—	222	222
Total interest income	1,630,337	1,673,131	3,145,367	3,341,928
INTEREST EXPENSE:
Consolidated Obligations:
Discount Notes	216,776	274,652	446,614	534,801
Bonds	1,201,893	1,183,281	2,289,097	2,375,953
Total Consolidated Obligations	1,418,669	1,457,933	2,735,711	2,910,754
Deposits	9,919	14,051	19,413	28,775
Loans from other FHLBanks	—	—	126	—
Mandatorily redeemable capital stock	728	380	1,253	765
Other borrowings	1	—	1	—
Total interest expense	1,429,317	1,472,364	2,756,504	2,940,294
NET INTEREST INCOME	201,020	200,767	388,863	401,634
NON-INTEREST INCOME (LOSS):
Net gains (losses) on trading securities	16,706	(11,980)	64,230	(25,774)
Net gains (losses) on sales of available-for-sale securities	—	289	—	1,425
Net gains (losses) on financial instruments held under fair value option	(471)	744	4,237	(7,855)
Net gains (losses) on derivatives	(22,386)	7,416	(65,458)	28,389
Other, net	8,061	8,189	15,990	15,983
Total non-interest income (loss)	1,910	4,658	18,999	12,168
NON-INTEREST EXPENSE:
Compensation and benefits	14,726	13,897	30,365	28,585
Other operating expenses	8,749	9,798	19,339	18,706
Finance Agency	2,818	2,841	5,635	5,681
Office of Finance	1,558	1,652	3,432	3,399
Voluntary housing and community investment	7,640	16,100	19,138	31,797
Other	1,650	1,516	2,880	3,217
Total non-interest expense	37,141	45,804	80,789	91,385
INCOME BEFORE ASSESSMENTS	165,789	159,621	327,073	322,417
Affordable Housing Program assessments	16,651	16,000	32,832	32,318
NET INCOME	$149,138	$143,621	$294,241	$290,099
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$149,138	$143,621	$294,241	$290,099
Other comprehensive income (loss) adjustments:
Net unrealized gains (losses) on available-for-sale securities	(20,377)	(1,879)	(20,615)	53,705
Reclassification adjustment for net realized (gains) losses on sale of available-for-sale securities included in net income	—	(289)	—	(1,425)
Pension and postretirement benefits	(98)	(90)	(21)	(82)
Total other comprehensive income (loss) adjustments	(20,475)	(2,258)	(20,636)	52,198
Comprehensive income (loss)	$128,663	$141,363	$273,605	$342,297

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CAPITAL
(Unaudited)

(In thousands)	Capital Stock Class B - Putable		Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Par Value	Unrestricted	Restricted	Total		Capital
BALANCE, MARCH 31, 2024	46,790	$4,678,997	$970,615	$722,977	$1,693,592	$(22,881)	$6,349,708
Comprehensive income (loss)			114,897	28,724	143,621	(2,258)	141,363
Proceeds from issuance of capital stock	7,508	750,787					750,787
Repurchase of capital stock	(6,319)	(631,835)					(631,835)
Net stock reclassified to mandatorily redeemable capital stock	(64)	(6,404)					(6,404)
Cash dividends on capital stock			(104,532)		(104,532)		(104,532)
BALANCE, JUNE 30, 2024	47,915	$4,791,545	$980,980	$751,701	$1,732,681	$(25,139)	$6,499,087

BALANCE, MARCH 31, 2025	50,350	$5,035,049	$1,035,320	$844,355	$1,879,675	$(38,367)	$6,876,357
Comprehensive income (loss)			119,310	29,828	149,138	(20,475)	128,663
Proceeds from issuance of capital stock	13,737	1,373,750					1,373,750
Repurchase of capital stock	(12,153)	(1,215,322)					(1,215,322)
Net stock reclassified to mandatorily redeemable capital stock	(76)	(7,644)					(7,644)
Cash dividends on capital stock			(104,484)		(104,484)		(104,484)
BALANCE, JUNE 30, 2025	51,858	$5,185,833	$1,050,146	$874,183	$1,924,329	$(58,842)	$7,051,320

(In thousands)	Capital Stock Class B - Putable		Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Par Value	Unrestricted	Restricted	Total		Capital
BALANCE, DECEMBER 31, 2023	48,459	$4,845,902	$964,436	$693,682	$1,658,118	$(77,337)	$6,426,683
Comprehensive income (loss)			232,080	58,019	290,099	52,198	342,297
Proceeds from issuance of capital stock	10,839	1,083,923					1,083,923
Repurchase of capital stock	(11,319)	(1,131,876)					(1,131,876)
Net stock reclassified to mandatorily redeemable capital stock	(64)	(6,404)					(6,404)
Cash dividends on capital stock			(215,536)		(215,536)		(215,536)
BALANCE, JUNE 30, 2024	47,915	$4,791,545	$980,980	$751,701	$1,732,681	$(25,139)	$6,499,087

BALANCE, DECEMBER 31, 2024	49,358	$4,935,775	$1,023,841	$815,335	$1,839,176	$(38,206)	$6,736,745
Comprehensive income (loss)			235,393	58,848	294,241	(20,636)	273,605
Proceeds from issuance of capital stock	24,385	2,438,521					2,438,521
Repurchase of capital stock	(21,436)	(2,143,564)					(2,143,564)
Net stock reclassified to mandatorily redeemable capital stock	(449)	(44,899)					(44,899)
Cash dividends on capital stock			(209,088)		(209,088)		(209,088)
BALANCE, JUNE 30, 2025	51,858	$5,185,833	$1,050,146	$874,183	$1,924,329	$(58,842)	$7,051,320

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CASH FLOWS
(Unaudited)

(In thousands)	Six Months Ended June 30,
	2025	2024
OPERATING ACTIVITIES:
Net income	$294,241	$290,099
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization/(accretion)	(53,070)	(39,753)
Net change in derivative and hedging activities	(513,875)	487,944
Net change in fair value adjustments on trading securities	(64,230)	25,774
Net realized (gains) losses from sales of available-for-sale securities	—	(1,425)
Net change in fair value adjustments on financial instruments held under fair value option	(4,237)	7,855
Other adjustments, net	5,339	558
Net change in:
Accrued interest receivable	(16,858)	16,819
Other assets	2,666	3,611
Accrued interest payable	49,983	(8,679)
Other liabilities	15,048	49,308
Total adjustments	(579,234)	542,012
Net cash provided by (used in) operating activities	(284,993)	832,111

INVESTING ACTIVITIES:
Net change in:
Interest-bearing deposits	(181,148)	166,724
Securities purchased under agreements to resell	(2,261,363)	1,330,710
Federal funds sold	(4,170,000)	2,419,000
Trading securities:
Proceeds from maturities and paydowns	1	250,028
Purchases	—	(1,252,309)
Available-for-sale securities:
Proceeds from maturities and paydowns	—	21,329
Proceeds from sales	—	1,205,248
Purchases	(1,135,300)	(178,603)
Held-to-maturity securities:
Proceeds from maturities and paydowns	1,098,284	1,181,655
Purchases	(1,619,748)	(350,032)
Advances, net	(92,792)	(5,591,431)
Mortgage loans held for portfolio:
Principal collected	348,364	303,714
Purchases	(705,191)	(396,701)
Loans to other FHLBanks, net	(700,000)	—
Premises, software, and equipment, net	(3,550)	(3,946)
Net cash provided by (used in) investing activities	(9,422,443)	(894,614)

The accompanying notes are an integral part of these financial statements.

(continued from previous page)
FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CASH FLOWS
(Unaudited)

(In thousands)	Six Months Ended June 30,
	2025	2024
FINANCING ACTIVITIES:
Net change in deposits	$15,764	$(18,959)
Net proceeds from issuance of Consolidated Obligations:
Discount Notes	64,857,300	48,555,223
Bonds	76,681,180	59,505,952
Payments for maturing and retiring Consolidated Obligations:
Discount Notes	(62,986,518)	(50,612,752)
Discount Notes transferred to other FHLBanks	—	(998)
Bonds	(68,917,500)	(57,091,405)
Proceeds from issuance of capital stock	2,438,521	1,083,923
Payments for repurchase of capital stock	(2,143,564)	(1,131,876)
Payments for repurchase/redemption of mandatorily redeemable capital stock	(33,454)	(8,645)
Cash dividends paid	(209,088)	(215,536)
Net cash provided by (used in) financing activities	9,702,641	64,927
Net increase (decrease) in cash and due from banks	(4,795)	2,424
Cash and due from banks at beginning of the period	28,276	20,824
Cash and due from banks at end of the period	$23,481	$23,248
Supplemental Disclosures:
Interest paid	$2,788,485	$2,909,628

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

Note 1 - Basis of Presentation

The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of financial statements in accordance with GAAP requires management to make assumptions and estimates. These assumptions and estimates affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. Actual results could differ from these estimates. The interim financial statements presented are unaudited, but they include all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations, and cash flows for such periods. These financial statements do not include all disclosures associated with annual financial statements and accordingly should be read in conjunction with the audited financial statements and notes included in the FHLB's Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission (SEC) on March 20, 2025. Results for the six months ended June 30, 2025 are not necessarily indicative of operating results for the full year.

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

At June 30, 2025 and December 31, 2024, interest-bearing deposits and Federal funds sold were transacted with counterparties that have received a credit rating of single-A or greater by a nationally recognized statistical rating organization (NRSRO). Finance Agency regulations include a limit on the amount of unsecured credit the FHLB may extend to a counterparty. At June 30, 2025 and December 31, 2024, all investments in interest-bearing deposits and Federal funds sold were repaid or expected to be repaid according to their respective contractual terms. No allowance for credit losses was recorded for these assets at June 30, 2025 and December 31, 2024. Carrying values of interest-bearing deposits and Federal funds sold exclude accrued interest receivable of (in thousands) $9,377 and $1,090 as of June 30, 2025, and $9,154 and $590 as of December 31, 2024.

Securities purchased under agreements to resell are short-term and are structured such that they are evaluated regularly to determine if the market value of the underlying securities decreases below the market value required as collateral (i.e., subject to collateral maintenance provisions). If so, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash, generally by the next business day. Based upon the collateral held as security and collateral maintenance provisions with counterparties, the FHLB determined that no allowance for credit losses was needed for its securities purchased under agreements to resell at June 30, 2025 and December 31, 2024. The carrying value of securities purchased under agreements to resell excludes accrued interest receivable of (in thousands) $1,542 and $1,319 as of June 30, 2025 and December 31, 2024, respectively.

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

Trading Securities

Table 3.1 - Trading Securities by Major Security Types (in thousands)

Fair Value	June 30, 2025	December 31, 2024
Non-mortgage-backed securities (non-MBS):
U.S. Treasury obligations	$1,284,072	$1,248,651
GSE obligations	1,486,052	1,457,242
Total non-MBS	2,770,124	2,705,893
Mortgage-backed securities (MBS):
U.S. obligation single-family	—	2
Total MBS	—	2
Total	$2,770,124	$2,705,895

Table 3.2 - Net Gains (Losses) on Trading Securities (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net unrealized gains (losses) on trading securities held at period end	$16,706	$(11,980)	$64,230	$(27,086)
Net gains (losses) on trading securities sold/matured during the period	—	—	—	1,312
Net gains (losses) on trading securities	$16,706	$(11,980)	$64,230	$(25,774)

Available-for-Sale Securities

Table 3.3 - Available-for-Sale Securities by Major Security Types (in thousands)

	June 30, 2025
	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-MBS:
U.S. Treasury obligations	$5,661,960	$287	$(8,342)	$5,653,905
GSE obligations	121,620	433	(7)	122,046
Total non-MBS	5,783,580	720	(8,349)	5,775,951
MBS:
GSE multi-family	4,755,655	1,285	(53,445)	4,703,495
Total MBS	4,755,655	1,285	(53,445)	4,703,495
Total	$10,539,235	$2,005	$(61,794)	$10,479,446

	December 31, 2024
	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-MBS:
U.S. Treasury obligations	$5,489,303	$1,985	$(2,719)	$5,488,569
GSE obligations	119,640	671	—	120,311
Total non-MBS	5,608,943	2,656	(2,719)	5,608,880
MBS:
GSE multi-family	3,492,966	1,186	(40,297)	3,453,855
Total MBS	3,492,966	1,186	(40,297)	3,453,855
Total	$9,101,909	$3,842	$(43,016)	$9,062,735
(1)Amortized cost of available-for-sale securities includes adjustments made to the cost basis of an investment for accretion, amortization, and/or fair value hedge accounting adjustments, and excludes accrued interest receivable of (in thousands) $33,314 and $29,534 at June 30, 2025 and December 31, 2024, respectively.

Table 3.4 summarizes the available-for-sale securities with gross unrealized losses, which are aggregated by major security type and length of time that individual securities have been in a continuous gross unrealized loss position.

Table 3.4 - Available-for-Sale Securities in a Continuous Gross Unrealized Loss Position (in thousands)

	June 30, 2025
	Less than 12 Months		12 Months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Non-MBS:
U.S. Treasury obligations	$4,357,219	$(6,225)	$856,031	$(2,117)	$5,213,250	$(8,342)
GSE obligations	4,506	(7)	—	—	4,506	(7)
Total non-MBS	4,361,725	(6,232)	856,031	(2,117)	5,217,756	(8,349)
MBS:
GSE multi-family MBS	2,497,964	(16,858)	1,662,152	(36,587)	4,160,116	(53,445)
Total MBS	2,497,964	(16,858)	1,662,152	(36,587)	4,160,116	(53,445)
Total	$6,859,689	$(23,090)	$2,518,183	$(38,704)	$9,377,872	$(61,794)

	December 31, 2024
	Less than 12 Months		12 Months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Non-MBS:
U.S. Treasury obligations	$2,034,543	$(1,456)	$918,782	$(1,263)	$2,953,325	$(2,719)
Total non-MBS	2,034,543	(1,456)	918,782	(1,263)	2,953,325	(2,719)
MBS:
GSE multi-family MBS	1,590,377	(7,822)	1,457,592	(32,475)	3,047,969	(40,297)
Total MBS	1,590,377	(7,822)	1,457,592	(32,475)	3,047,969	(40,297)
Total	$3,624,920	$(9,278)	$2,376,374	$(33,738)	$6,001,294	$(43,016)

Table 3.5 - Available-for-Sale Securities by Contractual Maturity (in thousands)

	June 30, 2025		December 31, 2024
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-MBS:
Due in 1 year or less	$76,201	$76,349	$9,900	$9,924
Due after 1 year through 5 years	5,697,097	5,689,263	5,589,159	5,588,968
Due after 5 years through 10 years	10,282	10,339	9,884	9,988
Due after 10 years	—	—	—	—
Total non-MBS	5,783,580	5,775,951	5,608,943	5,608,880
MBS (1)	4,755,655	4,703,495	3,492,966	3,453,855
Total	$10,539,235	$10,479,446	$9,101,909	$9,062,735
(1)MBS are not presented by contractual maturity because their expected maturities will likely differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 3.6 - Interest Rate Payment Terms of Available-for-Sale Securities (in thousands)

	June 30, 2025	December 31, 2024
Amortized cost of non-MBS:
Fixed-rate	$5,783,580	$5,608,943
Total amortized cost of non-MBS	5,783,580	5,608,943
Amortized cost of MBS:
Fixed-rate	4,755,655	3,492,966
Total amortized cost of MBS	4,755,655	3,492,966
Total	$10,539,235	$9,101,909

Realized Gains and Losses. During the three and six months ended June 30, 2025 the FHLB did not sell any available-for-sale securities. During the three and six months ended June 30, 2024, for strategic and economic reasons, the FHLB sold a portion of available-for-sale securities. These securities had an amortized cost (determined by the specific identification method) of (in thousands) $238,670 and $1,203,823, respectively. During the three and six months ended June 30, 2024, proceeds from the sales totaled (in thousands) $238,959 and $1,205,248, respectively, resulting in realized gains (losses) of (in thousands) $289 and $1,425, respectively.

Held-to-Maturity Securities

Table 3.7 - Held-to-Maturity Securities by Major Security Types (in thousands)

	June 30, 2025
	Amortized Cost (1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
Non-MBS:
U.S. Treasury obligations	$49,767	$—	$(6)	$49,761
Total non-MBS	49,767	—	(6)	49,761
MBS:
U.S. obligation single-family	945,493	—	(120,787)	824,706
GSE single-family	4,140,588	68,664	(48,807)	4,160,445
GSE multi-family	10,822,961	2,374	(35,097)	10,790,238
Total MBS	15,909,042	71,038	(204,691)	15,775,389
Total	$15,958,809	$71,038	$(204,697)	$15,825,150

	December 31, 2024
	Amortized Cost (1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
Non-MBS:
U.S. Treasury obligations	$49,948	$17	$—	$49,965
Total non-MBS	49,948	17	—	49,965
MBS:
U.S. obligation single-family	997,725	—	(146,742)	850,983
GSE single-family	3,626,755	11,048	(83,441)	3,554,362
GSE multi-family	10,697,284	3,836	(36,873)	10,664,247
Total MBS	15,321,764	14,884	(267,056)	15,069,592
Total	$15,371,712	$14,901	$(267,056)	$15,119,557

(1)Carrying value equals amortized cost. Amortized cost of held-to-maturity securities includes adjustments made to the cost basis of an investment for accretion and amortization and excludes accrued interest receivable of (in thousands) $53,147 and $56,118 at June 30, 2025 and December 31, 2024, respectively.

Table 3.8 - Held-to-Maturity Securities by Contractual Maturity (in thousands)

	June 30, 2025		December 31, 2024
Year of Maturity	Amortized Cost (1)	Fair Value	Amortized Cost (1)	Fair Value
Non-MBS:
Due in 1 year or less	$49,767	$49,761	$49,948	$49,965
Due after 1 year through 5 years	—	—	—	—
Due after 5 years through 10 years	—	—	—	—
Due after 10 years	—	—	—	—
Total non-MBS	49,767	49,761	49,948	49,965
MBS (2)	15,909,042	15,775,389	15,321,764	15,069,592
Total	$15,958,809	$15,825,150	$15,371,712	$15,119,557
(1)Carrying value equals amortized cost.
(2)MBS are not presented by contractual maturity because their expected maturities will likely differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 3.9 - Interest Rate Payment Terms of Held-to-Maturity Securities (in thousands)

	June 30, 2025	December 31, 2024
Amortized cost of non-MBS:
Fixed-rate	$49,767	$49,948
Total amortized cost of non-MBS	49,767	49,948
Amortized cost of MBS:
Fixed-rate	4,969,629	4,501,701
Variable-rate	10,939,413	10,820,063
Total amortized cost of MBS	15,909,042	15,321,764
Total	$15,958,809	$15,371,712

For the six months ended June 30, 2025 and 2024, the FHLB did not sell any held-to-maturity securities.

Allowance for Credit Losses on Available-for-Sale and Held-to-Maturity Securities

The FHLB evaluates available-for-sale and held-to-maturity investment securities for credit losses on a quarterly basis. The FHLB’s available-for-sale and held-to-maturity securities are U.S. Treasury obligations, GSE obligations, and MBS issued by Fannie Mae, Freddie Mac and Ginnie Mae that are backed by single-family or multi-family mortgage loans. As of June 30, 2025 and December 31, 2024, the FHLB had no allowance for credit loss on any available-for-sale or held-to-maturity securities. For additional information on the FHLB's methodology and evaluation of credit losses on its available-for-sale and held-to-maturity investment securities, see Note 4 - Investments in the FHLB's 2024 Annual Report on Form 10-K.

Note 4 - Advances

The following table presents Advance redemptions by contractual maturity, including index-amortizing Advances, which are presented according to their predetermined amortization schedules.

Table 4.1 - Advances by Redemption Term (dollars in thousands)

	June 30, 2025		December 31, 2024
Redemption Term	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Overdrawn demand deposit accounts	$3,176	4.44%	$53	4.51%
Due in 1 year or less	38,554,513	4.64	32,217,458	4.59
Due after 1 year through 2 years	27,785,425	4.67	28,816,073	4.81
Due after 2 years through 3 years	6,338,074	4.01	8,625,464	4.08
Due after 3 years through 4 years	5,194,590	4.76	7,977,928	4.51
Due after 4 years through 5 years	1,008,182	2.49	635,321	3.57
Thereafter	753,981	3.11	1,272,852	2.54
Total principal amount	79,637,941	4.56	79,545,149	4.57
Commitment fees	(63)		(65)
Discounts	(7,406)		(2,738)
Fair value hedging adjustments	34,047		(197,188)
Fair value option valuation adjustments and accrued interest	4,741		1,207
Total (1)	$79,669,260		$79,346,365
(1)Carrying values exclude accrued interest receivable of (in thousands) $327,835 and $314,958 at June 30, 2025 and December 31, 2024, respectively.

The FHLB offers certain fixed- and variable-rate Advances to members that may be prepaid on specified dates (call dates) without incurring prepayment or termination fees (callable Advances). Other Advances may only be prepaid subject to a prepayment fee paid to the FHLB that makes the FHLB financially indifferent to the prepayment of the Advance.

Table 4.2 - Advances by Redemption Term or Next Call Date (in thousands)

Redemption Term or Next Call Date	June 30, 2025	December 31, 2024
Overdrawn demand deposit accounts	$3,176	$53
Due in 1 year or less	50,582,604	45,727,929
Due after 1 year through 2 years	15,786,001	15,343,693
Due after 2 years through 3 years	10,320,454	12,616,040
Due after 3 years through 4 years	1,184,590	3,950,308
Due after 4 years through 5 years	1,007,135	634,274
Thereafter	753,981	1,272,852
Total principal amount	$79,637,941	$79,545,149

The FHLB also offers putable Advances. With a putable Advance, the FHLB effectively purchases put options from the member that allows the FHLB to terminate the Advance at predetermined dates. The FHLB normally would exercise its put option when interest rates increase relative to contractual rates.

Table 4.3 - Advances by Redemption Term or Next Put Date for Putable Advances (in thousands)

Redemption Term or Next Put Date	June 30, 2025	December 31, 2024
Overdrawn demand deposit accounts	$3,176	$53
Due in 1 year or less	39,146,513	32,757,458
Due after 1 year through 2 years	27,715,425	28,816,073
Due after 2 years through 3 years	6,313,074	8,590,464
Due after 3 years through 4 years	5,099,590	7,897,928
Due after 4 years through 5 years	981,182	605,321
Thereafter	378,981	877,852
Total principal amount	$79,637,941	$79,545,149

Table 4.4 - Advances by Interest Rate Payment Terms (in thousands)

	June 30, 2025	December 31, 2024
Total fixed-rate (1)	$47,126,230	$49,338,992
Total variable-rate (1)	32,511,711	30,206,157
Total principal amount	$79,637,941	$79,545,149
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

Residential mortgage loans are the principal form of collateral for Advances. The estimated value of the collateral required to secure each member's credit products is calculated by applying collateral discounts to the value of the collateral. In addition, community financial institutions are eligible to utilize expanded statutory collateral provisions for small business and agribusiness loans. The FHLB's capital stock owned by its member borrowers is also pledged as collateral. Collateral arrangements and a member’s borrowing capacity vary based on the financial condition and performance of the institution, the type of member (e.g., commercial bank, insurance company or CDFI), the types of collateral pledged and the overall quality of those assets. The FHLB can also require additional or substitute collateral to protect its security interest. The FHLB also has policies and procedures for validating the reasonableness of its collateral valuations and makes changes to its collateral guidelines, as necessary, based on current market conditions. In addition, collateral verifications and reviews are performed by the FHLB based on the risk profile of the borrower. Management of the FHLB believes that these policies effectively manage the FHLB's credit risk from Advances.

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

The FHLB considers each borrower's ability to repay, payment status, as well as the types and levels of collateral to be the primary indicators of credit quality for its credit products. At June 30, 2025 and December 31, 2024, the FHLB did not have any Advances that were past due, in non-accrual status or considered impaired. In addition, there were no modifications of Advances with borrowers experiencing financial difficulty during the six months ended June 30, 2025 or 2024. At June 30, 2025 and December 31, 2024, the FHLB had rights to collateral on a borrower-by-borrower basis with an estimated value in excess of its outstanding extensions of credit.

Based upon the collateral held as security, its credit extension and collateral policies and the repayment history on Advances, the FHLB did not expect any credit losses on Advances as of June 30, 2025 and, therefore, no allowance for credit losses on Advances was recorded. For the same reasons, the FHLB did not record any allowance for credit losses on Advances at December 31, 2024.

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

June 30, 2025			December 31, 2024
	Principal	% of Total Principal Amount of Advances		Principal	% of Total Principal Amount of Advances
JPMorgan Chase Bank, N.A.	$20,000	25%	JPMorgan Chase Bank, N.A.	$20,000	25%
U.S. Bank, N.A.	15,500	19	U.S. Bank, N.A.	14,500	18
Third Federal Savings and Loan Association	4,865	6	Fifth Third Bank	5,601	7
The Huntington National Bank	4,506	6	Third Federal Savings and Loan Association	4,637	6
Fifth Third Bank	4,501	6	The Huntington National Bank	4,501	6
Total	$49,372	62%	Total	$49,239	62%

Note 5 - Mortgage Loans

Total mortgage loans held for portfolio represent residential mortgage loans under the Mortgage Purchase Program (MPP) that the FHLB's members originate, credit enhance, and then sell to the FHLB. The FHLB does not service any of these loans.

Table 5.1 - Mortgage Loans Held for Portfolio (in thousands)

	June 30, 2025	December 31, 2024
Fixed rate medium-term single-family mortgage loans (1)	$641,216	$542,802
Fixed rate long-term single-family mortgage loans (2)	6,788,695	6,550,097
Total unpaid principal balance	7,429,911	7,092,899
Premiums	161,776	151,414
Discounts	(3,487)	(3,683)
Hedging basis adjustments (3)	4,689	3,901
Total mortgage loans held for portfolio (4)	7,592,889	7,244,531
Allowance for credit losses on mortgage loans	(349)	(331)
Mortgage loans held for portfolio, net	$7,592,540	$7,244,200
(1)Medium-term is defined as an original term of 15 years or less.
(2)Long-term is defined as an original term of greater than 15 years up to 30 years.
(3)Represents the unamortized balance of the mortgage purchase commitments' market values at the time of settlement. The market value of the commitment is included in the basis of the mortgage loan and amortized accordingly.
(4)Excludes accrued interest receivable of (in thousands) $28,369 and $25,903 at June 30, 2025 and December 31, 2024, respectively.

Table 5.2 - Mortgage Loans Held for Portfolio by Collateral/Guarantee Type (in thousands)

	June 30, 2025	December 31, 2024
Conventional mortgage loans	$7,353,522	$7,009,800
Federal Housing Administration (FHA) mortgage loans	76,389	83,099
Total unpaid principal balance	$7,429,911	$7,092,899

Table 5.3 - Members, Including Any Known Affiliates that are Members of the FHLB, and Former Members Selling Five Percent or more of Total Unpaid Principal (dollars in millions)

	June 30, 2025			December 31, 2024
	Principal	% of Total		Principal	% of Total
Union Savings Bank	$1,528	21%	Union Savings Bank	$1,472	21%
FirstBank	679	9	FirstBank	688	10
LCNB National Bank	439	6	LCNB National Bank	441	6
Guardian Savings Bank FSB	418	6	Guardian Savings Bank FSB	402	6
The Huntington National Bank	383	5	The Huntington National Bank	389	5

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

Table 5.4 - Changes in the LRA (in thousands)

Six Months Ended
June 30, 2025
LRA at beginning of year	$239,751
Additions	12,905
Claims	(6)
Distributions to Participating Financial Institutions	(3,802)
LRA at end of period	$248,848

Payment Status of Mortgage Loans. The key credit quality indicator for conventional mortgage loans is payment status, which allows the FHLB to monitor borrower performance. Past due loans are those where the borrower has failed to make a full payment of principal and interest within one month of its due date. Table 5.5 presents the payment status of conventional mortgage loans.

Table 5.5 - Credit Quality Indicator of Conventional Mortgage Loans (in thousands)

	June 30, 2025
	Origination Year
Payment status, at amortized cost:	Prior to 2021	2021 to June 30, 2025	Total
Past due 30-59 days	$19,186	$11,627	$30,813
Past due 60-89 days	3,783	1,170	4,953
Past due 90 days or more	5,158	2,256	7,414
Total past due mortgage loans	28,127	15,053	43,180
Current mortgage loans	3,758,985	3,713,839	7,472,824
Total conventional mortgage loans	$3,787,112	$3,728,892	$7,516,004

	December 31, 2024
	Origination Year
Payment status, at amortized cost:	Prior to 2020	2020 to 2024	Total
Past due 30-59 days	$16,518	$15,639	$32,157
Past due 60-89 days	4,560	3,370	7,930
Past due 90 days or more	4,968	1,478	6,446
Total past due mortgage loans	26,046	20,487	46,533
Current mortgage loans	2,804,549	4,309,801	7,114,350
Total conventional mortgage loans	$2,830,595	$4,330,288	$7,160,883

Other delinquency statistics include loans in process of foreclosure, serious delinquency rates, loans past due 90 days or more and still accruing interest, and non-accrual loans. Table 5.6 presents other delinquency statistics of mortgage loans.

Table 5.6 - Other Delinquency Statistics (dollars in thousands)

	June 30, 2025
Amortized Cost:	Conventional MPP Loans	FHA Loans	Total
In process of foreclosure (1)	$3,366	$24	$3,390
Serious delinquency rate (2)	0.10%	0.68%	0.11%
Past due 90 days or more still accruing interest (3)	$6,785	$526	$7,311
Loans on non-accrual status (4)	$1,264	$—	$1,264

	December 31, 2024
Amortized Cost:	Conventional MPP Loans	FHA Loans	Total
In process of foreclosure (1)	$2,323	$25	$2,348
Serious delinquency rate (2)	0.09%	0.84%	0.10%
Past due 90 days or more still accruing interest (3)	$5,745	$702	$6,447
Loans on non-accrual status (4)	$1,409	$—	$1,409
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
(4)At June 30, 2025 and December 31, 2024, (in thousands) $1,264 and $1,409, respectively, of conventional MPP loans on non-accrual status do not have a related allowance because these loans were either previously charged off to their expected recoverable value and/or the fair value of the underlying collateral, including any credit enhancements, is greater than the amortized cost of the loans.

The FHLB did not have any real estate owned at June 30, 2025 or December 31, 2024.

Mortgage Loan Modifications. Under certain circumstances, the FHLB offers loan modifications within its MPP. Most commonly, loan modifications consist of capitalization of any past due interest with a corresponding increase in unpaid principal and a recast of the monthly principal and interest payment. Less frequently, loan modifications may include interest rate reductions, term extensions, balloon payments, or a combination of these types. The amortized cost basis of mortgage loans modified with borrowers experiencing financial difficulty during the three months ended June 30, 2025 and 2024 was (in thousands) $762 and $215, respectively, and during the six months ended June 30, 2025 and 2024 was (in thousands) $1,635 and $1,337, respectively. The financial effect of the modifications was not material to the FHLB’s financial condition or results of operations.

Allowance for Credit Losses. At June 30, 2025 and December 31, 2024 the FHLB's allowance for credit losses on its conventional mortgage loans held for portfolio was (in thousands) $349 and $331, respectively. For additional information on the FHLB's methodology to determine current expected credit losses, see Note 6 - Mortgage Loans in the FHLB's 2024 Annual Report on Form 10-K.

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

Table 6.1 - Fair Value of Derivative Instruments (in thousands)

	June 30, 2025
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as fair value hedging instruments:
Interest rate swaps	$44,833,862	$11,858	$31,213
Derivatives not designated as hedging instruments:
Interest rate swaps	21,979,414	54,542	9,797
Interest rate swaptions	600,000	6,079	—
Forward rate agreements	41,000	—	494
Mortgage delivery commitments	181,979	1,310	9
Total derivatives not designated as hedging instruments	22,802,393	61,931	10,300
Total derivatives before adjustments	$67,636,255	73,789	41,513
Netting adjustments and cash collateral (1)		(53,981)	(20,368)
Total derivative assets and total derivative liabilities		$19,808	$21,145

	December 31, 2024
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as fair value hedging instruments:
Interest rate swaps	$45,388,585	$9,101	$13,995
Derivatives not designated as hedging instruments:
Interest rate swaps	19,966,198	52,099	8,776
Interest rate swaptions	350,000	7,521	—
Mortgage delivery commitments	26,193	7	121
Total derivatives not designated as hedging instruments	20,342,391	59,627	8,897
Total derivatives before adjustments	$65,730,976	68,728	22,892
Netting adjustments and cash collateral (1)		(2,961)	(19,308)
Total derivative assets and total derivative liabilities		$65,767	$3,584

(1)Amounts represent the application of the netting requirements that allow the FHLB to settle positive and negative positions, and also cash collateral, including accrued interest, held or placed by the FHLB with the same clearing agent and/or counterparty. Cash collateral posted, including accrued interest, was (in thousands) $21,978 and $60,978 at June 30, 2025 and December 31, 2024, respectively. Cash collateral received, including accrued interest, was (in thousands) $55,591 and $44,631 at June 30, 2025 and December 31, 2024, respectively.

Table 6.2 presents the impact of qualifying fair value hedging relationships on net interest income as well as the total interest income (expense) by product.

Table 6.2 - Impact of Fair Value Hedging Relationships on Net Interest Income (in thousands)

	Three Months Ended June 30, 2025
	Advances	Available-for-Sale Securities	Consolidated Bonds
Total interest income (expense) recorded in the Statements of Income	$1,008,433	$122,360	$(1,201,893)
Impact of Fair Value Hedging Relationships
Interest rate swaps:
Net interest settlements	$34,288	$61,002	$(1,250)
Gain (loss) on derivatives	(61,274)	(121,778)	4,077
Gain (loss) on hedged items	61,101	122,545	(4,017)
Price alignment amount (1)	(80)	(6,698)	(114)
Effect on net interest income	$34,035	$55,071	$(1,304)

	Three Months Ended June 30, 2024
	Advances	Available-for-Sale Securities	Consolidated Bonds
Total interest income (expense) recorded in the Statements of Income	$1,079,650	$129,410	$(1,183,281)
Impact of Fair Value Hedging Relationships
Interest rate swaps:
Net interest settlements	$106,124	$87,934	$(7,941)
Gain (loss) on derivatives	14,182	1,323	(809)
Gain (loss) on hedged items	(14,291)	(1,384)	823
Price alignment amount (1)	(7,262)	(13,696)	132
Effect on net interest income	$98,753	$74,177	$(7,795)

	Six Months Ended June 30, 2025
	Advances	Available-for-Sale Securities	Consolidated Bonds
Total interest income (expense) recorded in the Statements of Income	$1,939,444	$235,471	$(2,289,097)
Impact of Fair Value Hedging Relationships
Interest rate swaps:
Net interest settlements	$71,760	$120,726	$(3,154)
Gain (loss) on derivatives	(231,062)	(307,657)	16,184
Gain (loss) on hedged items	231,235	310,587	(16,460)
Price alignment amount (1)	(1,906)	(15,114)	(176)
Effect on net interest income	$70,027	$108,542	$(3,606)

	Six Months Ended June 30, 2024
	Advances	Available-for-Sale Securities	Consolidated Bonds
Total interest income (expense) recorded in the Statements of Income	$2,136,627	$273,975	$(2,375,953)
Impact of Fair Value Hedging Relationships
Interest rate swaps:
Net interest settlements	$213,383	$184,902	$(17,029)
Gain (loss) on derivatives	306,214	161,181	(17,300)
Gain (loss) on hedged items	(306,513)	(160,433)	17,261
Price alignment amount (1)	(11,639)	(26,839)	107
Effect on net interest income	$201,445	$158,811	$(16,961)
(1)    This amount is for derivatives for which variation margin is characterized as a daily settled contract.

Table 6.3 presents the cumulative basis adjustments on hedged items designated as fair value hedges and the related amortized cost of the hedged items.

Table 6.3 - Cumulative Basis Adjustments for Fair Value Hedges (in thousands)

	June 30, 2025
	Advances	Available-for-Sale Securities	Consolidated Bonds
Amortized cost of hedged asset or liability (1)	$31,371,803	$10,506,064	$2,556,637
Fair value hedging adjustments
Basis adjustments for active hedging relationships included in amortized cost	$33,337	$(428,321)	$11,074
Basis adjustments for discontinued hedging relationships included in amortized cost	710	(10,727)	—
Total amount of fair value hedging basis adjustments	$34,047	$(439,048)	$11,074

	December 31, 2024
	Advances	Available-for-Sale Securities	Consolidated Bonds
Amortized cost of hedged asset or liability (1)	$32,954,860	$9,070,467	$2,399,539
Fair value hedging adjustments
Basis adjustments for active hedging relationships included in amortized cost	$(198,618)	$(764,833)	$(5,386)
Basis adjustments for discontinued hedging relationships included in amortized cost	1,430	14,429	—
Total amount of fair value hedging basis adjustments	$(197,188)	$(750,404)	$(5,386)
(1)     Includes only the portion of amortized cost representing the hedged items in active or discontinued fair value hedging relationships. Amortized cost includes fair value hedging adjustments.

Table 6.4 presents net gains (losses) recorded in non-interest income (loss) on derivatives not designated as hedging instruments.

Table 6.4 - Net Gains (Losses) Recorded in Non-interest Income (Loss) on Derivatives Not Designated as Hedging Instruments (in thousands)

	Three Months Ended June 30,
	2025	2024
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	$(26,851)	$1,590
Interest rate swaptions	(2,014)	1,356
Forward rate agreements	(749)	—
Net interest settlements	5,950	7,111
Mortgage delivery commitments	1,728	(834)
Total net gains (losses) related to derivatives not designated as hedging instruments	(21,936)	9,223
Price alignment amount (1)	(450)	(1,807)
Net gains (losses) on derivatives	$(22,386)	$7,416

	Six Months Ended June 30,
	2025	2024
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	$(76,902)	$19,756
Interest rate swaptions	(6,004)	699
Forward rate agreements	(749)	—
Net interest settlements	16,945	12,478
Mortgage delivery commitments	2,652	(1,195)
Total net gains (losses) related to derivatives not designated as hedging instruments	(64,058)	31,738
Price alignment amount (1)	(1,400)	(3,349)
Net gains (losses) on derivatives	$(65,458)	$28,389
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

For cleared derivatives, the Clearinghouse determines initial margin requirements and generally credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including, but not limited to, credit rating downgrades. At June 30, 2025, the FHLB was not required to post additional initial margin by its clearing agents based on credit considerations.

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

Table 6.5 - Offsetting of Derivative Assets and Derivative Liabilities (in thousands)

	June 30, 2025
	Derivative Instruments Meeting Netting Requirements				Non-cash Collateral Not Offset
	Gross Recognized Amount	Gross Amount of Netting Adjustments and Cash Collateral	Derivative Instruments Not Meeting Netting Requirements (1)	Total Derivative Assets and Total Derivative Liabilities	Can Be Sold or Repledged	Net Amount (2)
Derivative Assets:
Uncleared	$71,621	$(68,180)	$1,310	$4,751	$222	$4,529
Cleared	858	14,199	—	15,057	—	15,057
Total				$19,808		$19,586
Derivative Liabilities:
Uncleared	$14,275	$(13,983)	$9	$301	$—	$301
Cleared	27,229	(6,385)	—	20,844	20,844	—
Total				$21,145		$301

	December 31, 2024
	Derivative Instruments Meeting Netting Requirements				Non-cash Collateral Not Offset
	Gross Recognized Amount	Gross Amount of Netting Adjustments and Cash Collateral	Derivative Instruments Not Meeting Netting Requirements (1)	Total Derivative Assets and Total Derivative Liabilities	Can Be Sold or Repledged	Net Amount (2)
Derivative Assets:
Uncleared	$62,243	$(60,404)	$7	$1,846	$—	$1,846
Cleared	6,478	57,443	—	63,921	—	63,921
Total				$65,767		$65,767
Derivative Liabilities:
Uncleared	$21,598	$(18,135)	$121	$3,584	$—	$3,584
Cleared	1,173	(1,173)	—	—	—	—
Total				$3,584		$3,584
(1)    Includes mortgage delivery commitments that are not subject to an enforceable netting agreement.
(2)    Any over-collateralization at the individual clearing agent and/or counterparty level is not included in the determination of the net amount. At June 30, 2025 and December 31, 2024, the FHLB had additional net credit exposure of (in thousands) $845,264 and $838,490, respectively, due to instances where the FHLB's non-cash collateral to a counterparty exceeded the FHLB's net derivative position.

Note 7- Consolidated Obligations

Consolidated Obligations consist of Consolidated Bonds and Discount Notes. The 11 FHLBanks have joint and several liability for the par amount of all of the Consolidated Obligations issued on their behalves. The par amount of the outstanding Consolidated Obligations for all of the FHLBanks was (in billions) $1,232.1 and $1,193.0 at June 30, 2025 and December 31, 2024, respectively.

Table 7.1 - Consolidated Discount Notes Outstanding (dollars in thousands)

	Carrying Value	Principal Amount	Weighted Average Interest Rate (1)
June 30, 2025	$21,311,426	$21,464,391	4.18%
December 31, 2024	$19,508,823	$19,602,106	4.45%
(1)Represents an implied rate without consideration of concessions.

Table 7.2 - Consolidated Bonds Outstanding by Original Contractual Maturity (dollars in thousands)

	June 30, 2025		December 31, 2024
Year of Original Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$80,866,155	4.32%	$66,507,655	4.32%
Due after 1 year through 2 years	19,837,150	4.40	27,564,000	4.45
Due after 2 years through 3 years	1,791,000	2.75	2,129,300	2.64
Due after 3 years through 4 years	1,481,500	3.69	1,544,500	3.42
Due after 4 years through 5 years	1,793,500	4.09	1,028,000	4.01
Thereafter	5,739,640	4.29	4,969,140	3.99
Total principal amount	111,508,945	4.30	103,742,595	4.29
Premiums	43,680		44,607
Discounts	(30,370)		(29,804)
Fair value hedging adjustments	11,074		(5,386)
Fair value option valuation adjustment and accrued interest	86,874		65,788
Total	$111,620,203		$103,817,800

Table 7.3 - Consolidated Bonds Outstanding by Call Features (in thousands)

	June 30, 2025	December 31, 2024
Principal Amount of Consolidated Bonds:
Non-callable	$80,896,640	$67,952,140
Callable	30,612,305	35,790,455
Total principal amount	$111,508,945	$103,742,595

Table 7.4 - Consolidated Bonds Outstanding by Original Contractual Maturity or Next Call Date (in thousands)

Year of Original Contractual Maturity or Next Call Date	June 30, 2025	December 31, 2024
Due in 1 year or less	$101,907,305	$94,002,455
Due after 1 year through 2 years	3,307,500	3,602,000
Due after 2 years through 3 years	832,000	700,500
Due after 3 years through 4 years	1,169,500	1,119,500
Due after 4 years through 5 years	878,500	823,000
Thereafter	3,414,140	3,495,140
Total principal amount	$111,508,945	$103,742,595

Table 7.5 - Consolidated Bonds by Interest-rate Payment Type (in thousands)

	June 30, 2025	December 31, 2024
Principal Amount of Consolidated Bonds:
Fixed-rate	$24,445,945	$21,438,595
Variable-rate	87,063,000	82,304,000
Total principal amount	$111,508,945	$103,742,595

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

Table 8.1 - Rollforward of the AHP Liability (in thousands)

AHP liability balance, at December 31, 2024	$171,224
Statutory AHP assessment	32,832
Supplemental voluntary AHP expense	1,999
Direct grant subsidy disbursements, net (1)	(31,424)
AHP liability balance, at June 30, 2025	$174,631
(1)     Includes disbursements for both statutory and voluntary AHP grant subsidies.

Voluntary contributions to support other housing and community investments (non-AHP) are recorded within Other Liabilities on the Statements of Condition.

Table 8.2 - Rollforward of the Voluntary Contribution Liability (Non-AHP) (in thousands)

Voluntary contribution liability balance, at December 31, 2024	$543
Voluntary other housing and community investment expenses (non-AHP)	17,139
Voluntary grants and donations, net	(4,174)
Loan subsidies (1)	(6,000)
Voluntary contribution liability balance, at June 30, 2025	$7,508
(1)Includes subsidies associated with Advances.

Note 9 - Capital

Table 9.1 - Capital Requirements (dollars in thousands)

	June 30, 2025		December 31, 2024
	Minimum Requirement	Actual	Minimum Requirement	Actual
Risk-based capital	$1,064,568	$7,135,991	$1,319,952	$6,789,335
Capital-to-assets ratio (regulatory)	4.00%	5.01%	4.00%	5.13%
Regulatory capital	$5,695,334	$7,135,991	$5,293,104	$6,789,335
Leverage capital-to-assets ratio (regulatory)	5.00%	7.52%	5.00%	7.70%
Leverage capital	$7,119,168	$10,703,987	$6,616,380	$10,184,003

Restricted Retained Earnings. At June 30, 2025 and December 31, 2024 the FHLB had (in thousands) $874,183 and $815,335, respectively, in restricted retained earnings. These restricted retained earnings are not available to pay dividends but are available to absorb unexpected losses, if any, that an FHLBank may experience.

Table 9.2 - Rollforward of Mandatorily Redeemable Capital Stock (in thousands)

Balance, December 31, 2024	$14,384
Capital stock subject to mandatory redemption reclassified from equity	44,899
Repurchase/redemption of mandatorily redeemable capital stock	(33,454)
Balance, June 30, 2025	$25,829

Table 9.3 - Mandatorily Redeemable Capital Stock by Contractual Year of Redemption (in thousands)

Contractual Year of Redemption	June 30, 2025	December 31, 2024
Year 1	$—	$—
Year 2	4,675	4,170
Year 3	461	2,696
Year 4	828	1,466
Year 5	14,883	331
Past contractual redemption date due to remaining activity (1)	4,982	5,721
Total	$25,829	$14,384
(1)Represents mandatorily redeemable capital stock that is past the end of the contractual redemption period because there is activity outstanding to which the mandatorily redeemable capital stock relates.

Note 10 - Accumulated Other Comprehensive Income (Loss)

The following tables summarize the changes in accumulated other comprehensive income (loss) for the three and six months ended June 30, 2025 and 2024.

Table 10.1 - Accumulated Other Comprehensive Income (Loss) (in thousands)

	Net unrealized gains (losses) on available-for-sale securities	Pension and postretirement benefits	Total accumulated other comprehensive income (loss)
BALANCE, MARCH 31, 2024	$(21,549)	$(1,332)	$(22,881)
Other comprehensive income before reclassification:
Net unrealized gains (losses)	(1,879)	—	(1,879)
Reclassifications from other comprehensive income (loss) to net income:
Net realized (gains) losses from sale of available-for-sale securities	(289)	—	(289)
Amortization - pension and postretirement benefits (1)	—	(90)	(90)
Net current period other comprehensive income (loss)	(2,168)	(90)	(2,258)
BALANCE, JUNE 30, 2024	$(23,717)	$(1,422)	$(25,139)

BALANCE, MARCH 31, 2025	$(39,412)	$1,045	$(38,367)
Other comprehensive income before reclassification:
Net unrealized gains (losses)	(20,377)	—	(20,377)
Reclassifications from other comprehensive income (loss) to net income:
Amortization - pension and postretirement benefits (1)	—	(98)	(98)
Net current period other comprehensive income (loss)	(20,377)	(98)	(20,475)
BALANCE, JUNE 30, 2025	$(59,789)	$947	$(58,842)

	Net unrealized gains (losses) on available-for-sale securities	Pension and postretirement benefits	Total accumulated other comprehensive income (loss)
BALANCE, DECEMBER 31, 2023	$(75,997)	$(1,340)	$(77,337)
Other comprehensive income before reclassification:
Net unrealized gains (losses)	53,705	—	53,705
Reclassifications from other comprehensive income (loss) to net income:
Net realized (gains) losses from sale of available-for-sale securities	(1,425)	—	(1,425)
Amortization - pension and postretirement benefits (1)	—	(82)	(82)
Net current period other comprehensive income (loss)	52,280	(82)	52,198
BALANCE, JUNE 30, 2024	$(23,717)	$(1,422)	$(25,139)

BALANCE, DECEMBER 31, 2024	$(39,174)	$968	$(38,206)
Other comprehensive income before reclassification:
Net unrealized gains (losses)	(20,615)	—	(20,615)
Net actuarial gains (losses)	—	174	174
Reclassifications from other comprehensive income (loss) to net income:
Amortization - pension and postretirement benefits (1)	—	(195)	(195)
Net current period other comprehensive income (loss)	(20,615)	(21)	(20,636)
BALANCE, JUNE 30, 2025	$(59,789)	$947	$(58,842)
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

Table 11.1 - Financial Performance by Operating Segment (in thousands)

	Three Months Ended June 30,
	Traditional Member Finance	MPP	Total
2025
Total interest income	$1,559,820	$70,517	$1,630,337
Total interest expense	1,376,560	52,757	1,429,317
Net interest income (loss)	183,260	17,760	201,020
Non-interest income (loss)	2,923	(1,013)	1,910
Non-interest expense:
Operating expenses	21,058	2,417	23,475
Voluntary housing and community investment	7,028	612	7,640
Other	5,587	439	6,026
Total non-interest expense	33,673	3,468	37,141
Income (loss) before assessments	152,510	13,279	165,789
Affordable Housing Program assessments	15,323	1,328	16,651
Net income (loss)	$137,187	$11,951	$149,138
2024
Total interest income	$1,605,218	$67,913	$1,673,131
Total interest expense	1,428,686	43,678	1,472,364
Net interest income (loss)	176,532	24,235	200,767
Non-interest income (loss)	4,137	521	4,658
Non-interest expense:
Operating expenses	21,185	2,510	23,695
Voluntary housing and community investment	14,072	2,028	16,100
Other	5,901	108	6,009
Total non-interest expense	41,158	4,646	45,804
Income (loss) before assessments	139,511	20,110	159,621
Affordable Housing Program assessments	13,989	2,011	16,000
Net income (loss)	$125,522	$18,099	$143,621

	Six Months Ended June 30,
	Traditional Member Finance	MPP	Total
2025
Total interest income	$3,007,071	$138,296	$3,145,367
Total interest expense	2,654,644	101,860	2,756,504
Net interest income (loss)	352,427	36,436	388,863
Non-interest income (loss)	23,078	(4,079)	18,999
Non-interest expense:
Operating expenses	44,553	5,151	49,704
Voluntary housing contributions	17,700	1,438	19,138
Other	11,041	906	11,947
Total non-interest expense	73,294	7,495	80,789
Income (loss) before assessments	302,211	24,862	327,073
Affordable Housing Program assessments	30,346	2,486	32,832
Net income (loss)	$271,865	$22,376	$294,241
2024
Total interest income	$3,214,477	$127,451	$3,341,928
Total interest expense	2,860,324	79,970	2,940,294
Net interest income (loss)	354,153	47,481	401,634
Non-interest income (loss)	12,664	(496)	12,168
Non-interest expense:
Operating expenses	42,169	5,122	47,291
Voluntary housing contributions	28,052	3,745	31,797
Other	12,093	204	12,297
Total non-interest expense	82,314	9,071	91,385
Income (loss) before assessments	284,503	37,914	322,417
Affordable Housing Program assessments	28,527	3,791	32,318
Net income (loss)	$255,976	$34,123	$290,099

Table 11.2 - Asset Balances by Operating Segment (in thousands)

	Assets
	Traditional Member Finance	MPP	Total
June 30, 2025	$134,238,490	$8,144,870	$142,383,360
December 31, 2024	124,721,757	7,605,840	132,327,597

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

The FHLB reviews the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain financial assets or liabilities. The FHLB did not have any transfers of assets or liabilities into or out of Level 3 of the fair value hierarchy during the six months ended June 30, 2025 or 2024.

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

Table 12.1 - Fair Value Summary (in thousands)

	June 30, 2025
		Fair Value
Financial Instruments	Carrying Value (1)	Total	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral (2)
Assets:
Cash and due from banks	$23,481	$23,481	$23,481	$—	$—	$—
Interest-bearing deposits	2,580,190	2,580,190	—	2,580,190	—	—
Securities purchased under agreements to resell	13,000,000	13,000,000	—	13,000,000	—	—
Federal funds sold	9,070,000	9,070,000	—	9,070,000	—	—
Trading securities	2,770,124	2,770,124	—	2,770,124	—	—
Available-for-sale securities	10,479,446	10,479,446	—	10,479,446	—	—
Held-to-maturity securities	15,958,809	15,825,150	—	15,825,150	—	—
Advances (3)	79,669,260	79,738,759	—	79,738,759	—	—
Mortgage loans held for portfolio	7,592,540	6,943,409	—	6,936,071	7,338	—
Loans to other FHLBanks	700,000	700,000	—	700,000	—	—
Accrued interest receivable	481,025	481,025	—	481,025	—	—
Derivative assets	19,808	19,808	—	73,789	—	(53,981)
Liabilities:
Deposits	1,099,128	1,099,127	—	1,099,127	—	—
Consolidated Obligations:
Discount Notes (4)	21,311,426	21,311,720	—	21,311,720	—	—
Bonds (5)	111,620,203	111,243,037	—	111,243,037	—	—
Mandatorily redeemable capital stock	25,829	25,829	25,829	—	—	—
Accrued interest payable	556,600	556,600	—	556,600	—	—
Derivative liabilities	21,145	21,145	—	41,513	—	(20,368)
(1)For certain financial instruments, the amounts represent net carrying value, which include an allowance for credit losses.
(2)Amounts represent the application of the netting requirements that allow the FHLB to settle positive and negative positions and also cash collateral and related accrued interest held or placed by the FHLB with the same counterparty.
(3)Includes (in thousands) $306,832 of Advances recorded under the fair value option at June 30, 2025.
(4)Includes (in thousands) $9,803,064 of Consolidated Obligation Discount Notes recorded under the fair value option at June 30, 2025.
(5)Includes (in thousands) $9,188,629 of Consolidated Obligation Bonds recorded under the fair value option at June 30, 2025.

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

Summary of Valuation Methodologies and Primary Inputs.

The valuation methodologies and primary inputs used to develop the measurement of fair value for assets and liabilities that are measured at fair value on a recurring or nonrecurring basis in the Statements of Condition are disclosed in Note 15 - Fair Value Disclosures in the FHLB's 2024 Annual Report on Form 10-K. There have been no significant changes in the valuation methodologies during the first six months of 2025.

Fair Value Measurements.

Table 12.2 presents the fair value of financial assets and liabilities that are recorded on a recurring basis at June 30, 2025 and December 31, 2024, by level within the fair value hierarchy.

Table 12.2 - Fair Value Measurements (in thousands)

	Fair Value Measurements at June 30, 2025
	Total	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral (1)
Recurring fair value measurements - Assets
Trading securities:
U.S. Treasury obligations	$1,284,072	$—	$1,284,072	$—	$—
GSE obligations	1,486,052	—	1,486,052	—	—
Total trading securities	2,770,124	—	2,770,124	—	—
Available-for-sale securities:
U.S. Treasury obligations	5,653,905	—	5,653,905	—	—
GSE obligations	122,046	—	122,046	—	—
GSE multi-family MBS	4,703,495	—	4,703,495	—	—
Total available-for-sale securities	10,479,446	—	10,479,446	—	—
Advances	306,832	—	306,832	—	—
Derivative assets:
Interest rate related	18,498	—	72,479	—	(53,981)
Mortgage delivery commitments	1,310	—	1,310	—	—
Total derivative assets	19,808	—	73,789	—	(53,981)
Total assets at fair value	$13,576,210	$—	$13,630,191	$—	$(53,981)

Recurring fair value measurements - Liabilities
Consolidated Obligations:
Discount Notes	$9,803,064	$—	$9,803,064	$—	$—
Bonds	9,188,629	—	9,188,629	—	—
Total Consolidated Obligations	18,991,693	—	18,991,693	—	—
Derivative liabilities:
Interest rate related	20,642	—	41,010	—	(20,368)
Forward rate agreements	494	—	494	—	—
Mortgage delivery commitments	9	—	9	—	—
Total derivative liabilities	21,145	—	41,513	—	(20,368)
Total liabilities at fair value	$19,012,838	$—	$19,033,206	$—	$(20,368)
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

Table 12.3 presents net gains (losses) recognized in earnings related to financial assets and liabilities in which the fair value option was elected during the three and six months ended June 30, 2025 and 2024.

Table 12.3 – Fair Value Option - Financial Assets and Liabilities (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
Net Gains (Losses) from Changes in Fair Value Recognized in Earnings	2025	2024	2025	2024
Advances	$1,160	$(321)	$3,507	$(4,825)
Consolidated Discount Notes	(2,596)	3,551	2,057	4,965
Consolidated Bonds	965	(2,486)	(1,327)	(7,995)
Total net gains (losses)	$(471)	$744	$4,237	$(7,855)

For instruments recorded under the fair value option, the related contractual interest income, contractual interest expense and the discount amortization on Discount Notes are recorded as part of net interest income on the Statements of Income. The remaining changes in fair value for instruments in which the fair value option has been elected are recorded as “Net gains (losses) on financial instruments held under fair value option” in the Statements of Income, except for changes in fair value related to instrument specific credit risk, which are recorded in accumulated other comprehensive income (loss) in the Statements of Condition. The FHLB has determined that none of the remaining changes in fair value were related to instrument-specific credit risk for the six months ended June 30, 2025 or 2024. In determining that there has been no change in instrument-specific credit risk period to period, the FHLB primarily considered the following factors:

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

Table 12.4 – Aggregate Unpaid Balance and Aggregate Fair Value (in thousands)

	June 30, 2025			December 31, 2024
	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Aggregate Fair Value Over/(Under) Aggregate Unpaid Principal Balance	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Aggregate Fair Value Over/(Under) Aggregate Unpaid Principal Balance
Advances	$302,091	$306,832	$4,741	$280,092	$281,299	$1,207
Consolidated Discount Notes	9,890,804	9,803,064	(87,740)	8,717,688	8,670,557	(47,131)
Consolidated Bonds	9,101,755	9,188,629	86,874	7,258,655	7,324,443	65,788

Note 13 - Commitments and Contingencies

Off-Balance Sheet Commitments. Table 13.1 represents off-balance sheet commitments at June 30, 2025 and December 31, 2024. The FHLB has deemed it unnecessary to record any liabilities for credit losses on these commitments at June 30, 2025 and December 31, 2024, based on its credit extension and collateral policies.

Table 13.1 - Off-Balance Sheet Commitments (in thousands)

	June 30, 2025			December 31, 2024
Notional Amount	Expire within one year	Expire after one year	Total	Expire within one year	Expire after one year	Total
Letters of Credit	$44,867,874	$503,226	$45,371,100	$48,399,746	$514,758	$48,914,504
Commitments to purchase mortgage loans	181,979	—	181,979	26,193	—	26,193
Unsettled Consolidated Bonds, principal amount (1)	229,500	—	229,500	1,025,000	—	1,025,000
Unsettled Consolidated Discount Notes, principal amount (1)	—	—	—	131,561	—	131,561
(1)Expiration is based on settlement period rather than underlying contractual maturity of Consolidated Obligations.

The carrying value of guarantees related to Letters of Credit are recorded in other liabilities and were (in thousands) $10,693 and $12,276 at June 30, 2025 and December 31, 2024.

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

Note 14 - Transactions with Other FHLBanks

The FHLB notes transactions with other FHLBanks on the face of its financial statements. Occasionally, the FHLB loans short-term funds to and borrows short-term funds from other FHLBanks. These loans and borrowings are transacted at current market rates when traded. There were (in thousands) $700,000 of loans outstanding at June 30, 2025 and no such loans outstanding at December 31, 2024. There were no such borrowings outstanding at June 30, 2025 or December 31, 2024. The following table details the average daily balance of lending and borrowing between the FHLB and other FHLBanks for the six months ended June 30, 2025 and 2024.

Table 14.1 - Lending and Borrowing Between the FHLB and Other FHLBanks (in thousands)

	Average Daily Balances for the Six Months Ended June 30,
	2025	2024
Loans to other FHLBanks	$10,221	$8,242
Borrowings from other FHLBanks	5,801	—

In addition, from time to time, one FHLBank may transfer to another FHLBank the Consolidated Obligations (at current market rates on the day when the transfer is traded) for which the transferring FHLBank was originally the primary obligor but upon transfer the assuming FHLBank becomes the primary obligor. There were no Consolidated Obligations transferred to the FHLB during the six months ended June 30, 2025 or 2024. The FHLB had no Consolidated Obligations transferred to other FHLBanks during the six months ended June 30, 2025. During the six months ended June 30, 2024 the FHLB transferred Consolidated Obligations with a par amount of (in thousands) $1,000 to another FHLBank. The gain on this transfer during the six months ended June 30, 2024 was not material.

Note 15 - Transactions with Stockholders

As a cooperative, the FHLB's capital stock is owned by its members, by former members that retain the stock as provided in the FHLB's Capital Plan and by nonmember institutions that have acquired members and must retain the stock to support Advances or other capital-requiring activities with the FHLB. All Advances were issued to members and all mortgage loans held for portfolio were purchased from members during the six months ended June 30, 2025 and 2024. The FHLB also maintains demand deposit accounts for members, primarily to facilitate settlement activities that are directly related to Advances and mortgage loan purchases. Additionally, the FHLB may enter into interest rate swaps with its stockholders. The FHLB may not invest in any equity securities issued by its stockholders. At June 30, 2025 and December 31, 2024, the FHLB did not own any MBS securitized by, or other direct long-term investments issued by its stockholders.

For financial statement purposes, the FHLB defines related parties as those members with more than 10 percent of the voting interests of the FHLB capital stock outstanding. Given statutory limitations, no member owned more than 10 percent of the voting interests of the FHLB at June 30, 2025 or December 31, 2024. Specifically, federal statute prescribes the voting rights of members in the election of both Member and Independent directors. For Member directorships, the Finance Agency designates the number of Member directorships in a given year and an eligible voting member may vote only for candidates seeking election in its respective state. For Independent directors, the FHLB's Board of Directors nominates candidates to be placed on the ballot in an at-large election. For both Member and Independent director elections, a member is entitled to vote one share of required capital stock, subject to a statutory limitation, for each applicable directorship. Under this limitation, the total number of votes that a member may cast is limited to the average number of shares of the FHLB's capital stock that were required to be held by all members in that state as of the record date for voting. Nonmember stockholders are not eligible to vote in director elections.

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

Transactions with Directors' Financial Institutions. In the ordinary course of its business, the FHLB provides products and services to members whose officers or directors serve as directors of the FHLB (Directors' Financial Institutions). Finance Agency regulations require that transactions with Directors' Financial Institutions be made on the same terms as those with any other member. The following table reflects balances with Directors' Financial Institutions for the items indicated below. The FHLB had no MBS or derivatives transactions with Directors' Financial Institutions at June 30, 2025 or December 31, 2024.

Table 15.1 - Transactions with Directors' Financial Institutions (dollars in millions)

	June 30, 2025		December 31, 2024
	Balance	% of Total (1)	Balance	% of Total (1)
Advances	$8,627	10.8%	$9,157	11.5%
MPP	174	2.3	109	1.5
Regulatory capital stock	547	10.5	497	10.0
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

Table 15.2 - Stockholders Holding Five Percent or more of Regulatory Capital Stock (dollars in millions)

	Regulatory Capital Stock		Advance	MPP Unpaid
June 30, 2025	Balance	% of Total	Principal	Principal Balance
U.S. Bank, N.A.	$979	19%	$15,500	$5
JPMorgan Chase Bank, N.A.	945	18	20,000	—
Fifth Third Bank	300	6	4,501	125

	Regulatory Capital Stock		Advance	MPP Unpaid
December 31, 2024	Balance	% of Total	Principal	Principal Balance
JPMorgan Chase Bank, N.A.	$946	19%	$20,000	$—
U.S. Bank, N.A.	763	15	14,500	6
Fifth Third Bank	275	6	5,601	60
Keybank, N.A.	261	5	1,329	—

Nonmember Housing Associates. The FHLB has relationships with three nonmember housing associates, the Kentucky Housing Corporation, the Ohio Housing Finance Agency and the Tennessee Housing Development Agency. The FHLB had no investments in or borrowings to any of these nonmember housing associates at June 30, 2025 or December 31, 2024.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

This report contains forward-looking statements that describe the objectives, expectations, estimates, and assessments of the Federal Home Loan Bank of Cincinnati (the FHLB). These statements use words such as “anticipates,” “expects,” “believes,” “could,” “estimates,” “may,” and “should.” By their nature, forward-looking statements relate to matters involving risks or uncertainties, including the risk factors set forth in Part I, Item 1A. "Risk Factors" in our 2024 Annual Report on Form 10-K, some of which we may not be able to know, control, or manage. Actual future results could differ materially from those expressed or implied in forward-looking statements or could affect the extent to which we are able to realize an objective, expectation, estimate, or assessment. These risks and uncertainties include, among others, the following:

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

▪political events, including legislative, regulatory, judicial or other developments that affect us, our members, counterparties, or investors in the Federal Home Loan Bank System's (FHLBank System or System) unsecured debt securities, which are called Consolidated Obligations (or Obligations), such as any government-sponsored enterprise (GSE) reforms, including the potential privatization of Fannie Mae and Freddie Mac, any actions taken by the Federal Housing Finance Agency (Finance Agency) related to the FHLBank System, changes in the Federal Home Loan Bank Act of 1932, as amended (FHLBank Act), changes in applicable sections of the Federal Housing Enterprises Financial Safety and Soundness Act of 1992, or changes in other statutes or regulations applicable to the Federal Home Loan Banks (FHLBanks);

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

Except to the extent required by law, we expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any changes in our expectations or change in events, conditions, circumstances on which any statement is based.

EXECUTIVE OVERVIEW

During the first six months of 2025, we delivered on our dual mission of providing access to ongoing liquidity funding to member financial institutions and supporting affordable housing and community investment. We maintained strong profitability, which enabled us to bolster capital adequacy by increasing retained earnings, to pay a competitive dividend rate to stockholders, and to make meaningful contributions to affordable housing. We exceeded all minimum regulatory capital and liquidity requirements, and we were able to fund operations through the issuance of Consolidated Obligations at acceptable interest costs. Additionally, overall residual credit risk exposure from our Credit Services, mortgage loan portfolio, investments, and derivative transactions remained de minimis. Likewise, our market risk measures continued to be within our risk appetite.

Mission Assets and Activities

Primary Mission Assets (i.e., principal balances of Advances and mortgage loans held for portfolio) and Supplemental Mission Activities (i.e., Letters of Credit, Mandatory Delivery Contracts and standby bond purchase agreements) are the principal business activities by which we fulfill our mission with direct connections to members and what we refer to as Mission Assets and Activities. We regularly monitor our level of Mission Assets and Activities. One measure we use to assess mission achievement is our Primary Mission Asset ratio, which measures the sum of average Advances and mortgage loans as a percentage of average Consolidated Obligations (adjusted for certain high-quality liquid assets, as permitted by regulation). In the first six months of 2025, the Primary Mission Asset ratio averaged 74 percent, above the Finance Agency's preferred ratio of

70 percent. In assessing overall mission achievement, we also consider supplemental sources of Mission Assets and Activities, the most significant of which is Letters of Credit issued for the benefit of members.

The following table summarizes our Mission Assets and Activities.

	Ending Balances			Average Balances
	June 30,		December 31,	Six Months Ended June 30,		Year Ended December 31,
(In millions)	2025	2024	2024	2025	2024	2024
Primary Mission Assets (1):
Advances	$79,638	$79,229	$79,545	$82,437	$75,131	$74,669
Mortgage loans held for portfolio	7,430	7,043	7,093	7,184	7,014	7,032
Total Primary Mission Assets	$87,068	$86,272	$86,638	$89,621	$82,145	$81,701

Supplemental Mission Activities (2):
Letters of Credit (notional)	$45,371	$47,838	$48,915	$46,714	$46,992	$47,458
Mandatory Delivery Contracts (notional)	182	40	26	124	67	60
Total Supplemental Mission Activities	$45,553	$47,878	$48,941	$46,838	$47,059	$47,518
(1)Amounts represent principal balances.
(2)Amounts represent off-balance sheet commitments.

Advance principal balances at June 30, 2025 increased $0.1 billion from year-end 2024. Average principal Advance balances for the six months ended June 30, 2025 increased $7.3 billion (10 percent) compared to the same period of 2024 as depository members continued to have a strong demand for liquidity.

We believe that a key benefit of membership comes from our business model as a wholesale lender GSE, which provides members a reliable and flexible source of funding in order to support their asset-liability management needs. As such, Advance balances are often volatile given our members' ability to quickly, normally on the same day, increase or decrease the amount of their Advances. Our business model is designed to support significant changes in asset levels without having to undergo material changes in staffing, operations, risk practices, or general resource needs. A key reason for this scalability is that our Capital Plan provides for additional capital when Advances grow and the opportunity for us to retire capital when Advances decline, thereby acting to preserve competitive profitability.

MPP principal balances increased $0.3 billion (five percent) from the year-end 2024 balance. During the first six months of 2025, we purchased $0.7 billion of mortgage loans, while principal reductions were $0.4 billion. Principal purchases and reductions in the first six months of 2025 were limited due in large part to the elevated mortgage rate environment.

Letters of Credit decreased $3.5 billion (seven percent) from year-end 2024. Letters of Credit balances are primarily used by members to secure public unit deposits. We normally earn fees on Letters of Credit based on the actual average amount of the Letters utilized, which generally is less than the notional amount issued.

Affordable Housing and Community Investment

In addition to providing readily-available, competitively-priced sources of funds to members, one of our core missions is to support affordable housing and community investment. We are statutorily required to set aside a portion of our profits to support affordable housing each year. These funds assist members in serving very low-, low-, and moderate-income households and community economic development. Our net income for the first six months of 2025 resulted in a statutory assessment of $33 million to the AHP pool of funds available to members in 2026.

Beyond the statutory AHP assessment, the Board of Directors may elect to make voluntary contributions to the AHP or other housing and community investment activities. In 2025, we are committed to making voluntary contributions of $36 million, representing five percent of our 2024 earnings. In the first six months of 2025, we partially fulfilled our commitment by contributing over $17 million to our various voluntary housing and community investment programs. These contributions are recorded in non-interest expense on the Statements of Income, which reduces net income before assessments, and, in turn, reduces the statutory AHP assessment each year. As such, in 2025, we are committed to making supplemental voluntary contributions to the AHP of approximately $4 million to make the total AHP contributions equal to what the statutory AHP assessment would have been in the absence of these effects. Through the first six months of 2025, we made $2 million in supplemental voluntary AHP contributions.

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

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
(Dollars in millions)	2025	2024	2025	2024	2024
Net income	$149	$144	$294	$290	$608
Return on average equity (ROE)	8.49%	9.05%	8.62%	9.17%	9.48%
Return on average assets	0.42	0.47	0.43	0.47	0.49
Weighted average dividend rate	8.75	9.00	8.87	9.00	9.00
Dividend payout ratio (1)	70.1	72.8	71.1	74.3	70.2
Average Secured Overnight Financing Rate (SOFR)	4.32	5.32	4.33	5.32	5.14
ROE spread to average SOFR	4.17	3.73	4.29	3.85	4.34
Dividend rate spread to average SOFR	4.43	3.68	4.54	3.68	3.86
(1)Dividend payout ratio is dividends declared in the period as a percentage of net income.

Our profitability was strong in the first six months of 2025, which enabled us to pay a competitive return to stockholders, make meaningful contributions to support affordable housing and community investment and strengthen capital by increasing retained earnings. Net income increased $5 million in the three-months comparison period and $4 million in the six-months comparison period. The slight increases in net income in both comparison periods were primarily due to the benefit of higher average Advance balances and lower voluntary housing and community investment contributions. The lower voluntary housing and community investment contributions in the first six months of 2025 were primarily due to timing differences as we expect voluntary contributions for all of 2025 to be comparable to those made in 2024. The factors improving net income were partially offset by lower average interest rates, which decreased the earnings generated from investing capital in interest-earning assets, and lower spreads earned on mortgage loans held for portfolio.

We strive to provide a competitive return on members' capital investment in our company through quarterly dividend payments. In June 2025, we paid stockholders a quarterly dividend at an 8.75 percent annualized rate on their capital investment in our company, which was 4.43 percentage points above the second quarter average SOFR. After we paid our quarterly dividend, retained earnings totaled $1.9 billion on June 30, 2025, an increase of five percent from year-end 2024. We believe the amount of retained earnings is sufficient to protect against members' impairment risk of their capital stock investment in the FHLB and to provide the opportunity to stabilize or increase future dividends.

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

					Six Months Ended June 30,
	Quarter 2 2025		Quarter 1 2025		2025	2024	Year 2024
	Ending	Average	Ending	Average	Average	Average	Ending	Average
Federal funds effective	4.33%	4.33%	4.33%	4.33%	4.33%	5.33%	4.33%	5.14%
SOFR	4.45	4.32	4.41	4.33	4.33	5.32	4.49	5.14
2-year U.S. Treasury	3.72	3.88	3.89	4.16	4.02	4.67	4.24	4.38
10-year U.S. Treasury	4.23	4.36	4.21	4.46	4.41	4.30	4.57	4.21
15-year mortgage current coupon (1)	4.67	4.91	4.76	4.97	4.94	5.17	5.11	4.95
30-year mortgage current coupon (1)	5.48	5.70	5.51	5.71	5.71	5.75	5.83	5.59

(1)     Current coupon rate of Fannie Mae par mortgage-backed securities (MBS) indications.

On June 30, 2025, the target overnight Federal funds rate was in the range of 4.25 to 4.50 percent, unchanged from the range on December 31, 2024.

Average overnight rates were approximately 100 basis points lower in the first six months of 2025 compared to the same period of 2024. Our earnings from capital decreased $10 million in the first six months of 2025 compared to the same period of 2024 because of the lower average short-term rates. However, this decrease was partially offset by higher average capital balances during the first six months of 2025.

During the first six months of 2025 and throughout 2024, the market risk exposure to changing interest rates was low and within policy limits. We believe that longer-term profitability will be competitive, unless interest rates were to increase significantly for a sustained period of time.

Legislative and Regulatory Developments

The FHLBanks are subject to various legal and regulatory requirements and priorities. Certain actions by the current federal executive administration are changing the regulatory environment, including regulatory priorities and areas of focus such as deregulation, which have affected, and likely will continue to affect, certain aspects of our business operations, and could impact our results of operations and reputation.

Beginning in the second quarter of 2025, the Finance Agency (a) modified several advisory bulletins applicable to us, including with respect to expectations related to diversity practices with service providers, (b) rescinded guidance and other requirements relating to fair lending and fair housing reporting and unfair or deceptive acts or practices compliance, and (c) designated the number of directorships for each FHLBank starting January 1, 2026, that will result in a reduction of the number of director seats for most FHLBanks. As a result, we will lose three director seats, which is discussed in our Current Report on Form 8-K filed on July 15, 2025.

Considering the changes in the regulatory environment, there is uncertainty with respect to the ultimate nature and result of future regulatory actions and their ultimate impact on us and the FHLBank System. See Part I, Item 1A. "Risk Factors" in our 2024 Annual Report on Form 10-K for more discussion.

ANALYSIS OF FINANCIAL CONDITION

Credit Services

Credit Activity and Advance Composition
The table below shows trends in Advance balances by major programs and in the notional amount of Letters of Credit.

(Dollars in millions)	June 30, 2025		December 31, 2024
	Balance	Percent(1)	Balance	Percent(1)
Adjustable/Variable-Rate Indexed:
SOFR	$30,982	39%	$27,745	35%
Other	1,527	2	2,461	3
Total	32,509	41	30,206	38
Fixed-Rate:
Repurchase based (REPO)	6,720	8	7,384	9
Regular Fixed-Rate	36,462	46	39,637	50
Putable (2)	597	1	615	1
Amortizing/Mortgage Matched	896	1	1,015	1
Other	2,451	3	688	1
Total	47,126	59	49,339	62
Other Advances	3	—	—	—
Total Advances Principal	$79,638	100%	$79,545	100%

Letters of Credit (notional) (3)	$45,371		$48,915
(1)As a percentage of total Advances principal.
(2)Excludes Putable Advances where the related put options have expired or where the Advance is indexed to a variable-rate. These Advances are classified based on their current terms.
(3)Represents the amount of an off-balance sheet commitment.

The Advance principal balance on June 30, 2025 increased $0.1 billion compared to year-end 2024. However, average Advance principal balances increased $7.3 billion in the first six months of 2025 compared to the same period of 2024 indicating that depository members continued to have a strong demand for liquidity. The future levels of Advance balances are difficult to predict and depend on many factors, including changes in the level of liquidity in the financial markets, changes in our members' deposit levels compared to loan growth and the general health of the economy.

Letters of Credit are issued on behalf of members to support certain obligations of members (or members' customers) to third-party beneficiaries. Letters of Credit decreased $3.5 billion (seven percent) in the first six months of 2025. Letters of Credit usually expire without being drawn upon.

The following tables present principal balances for the five members with the largest Advance borrowings.

(Dollars in millions)
June 30, 2025			December 31, 2024
Name	Principal Amount of Advances	Percent of Total Principal Amount of Advances	Name	Principal Amount of Advances	Percent of Total Principal Amount of Advances
JPMorgan Chase Bank, N.A.	$20,000	25%	JPMorgan Chase Bank, N.A.	$20,000	25%
U.S. Bank, N.A.	15,500	19	U.S. Bank, N.A.	14,500	18
Third Federal Savings and Loan Association	4,865	6	Fifth Third Bank	5,601	7
The Huntington National Bank	4,506	6	Third Federal Savings and Loan Association	4,637	6
Fifth Third Bank	4,501	6	The Huntington National Bank	4,501	6
Total of Top 5	$49,372	62%	Total of Top 5	$49,239	62%

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

The table below shows principal purchases and collections of loans in the MPP for the first six months of 2025. All loans acquired in the first six months of 2025 were conventional loans.

(In millions)	MPP Principal
Balance, December 31, 2024	$7,093
Principal purchases	685
Principal collections	(348)
Balance, June 30, 2025	$7,430

We closely track the refinancing incentives of our mortgage assets (including loans in the MPP and MBS) because the option for homeowners to change their principal payments normally represents the largest portion of our market risk exposure and can affect MPP balances. MPP principal paydowns in the first six months of 2025 equated to a six percent annual constant prepayment rate, consistent with the rate during 2024. Mortgage prepayment rates have remained low due to the elevated and stable mortgage rate environment.

Overall, MPP yields on new purchases and existing portfolio balances, relative to their market and credit risks, are expected to continue to generate a profitable long-term return.

Investments

The table below presents the ending and average balances of our investment portfolio.

	Six Months Ended		Year Ended
(In millions)	June 30, 2025		December 31, 2024
	Ending Balance	Average Balance	Ending Balance	Average Balance
Liquidity investments	$33,246	$27,557	$26,363	$23,998
MBS	20,613	19,651	18,776	18,973
Other investments (1)	—	36	—	67
Total investments	$53,859	$47,244	$45,139	$43,038
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

Our overarching strategy for balances of MBS is to keep holdings as close as possible to the regulatory maximum. Finance Agency regulations prohibit us from purchasing MBS if our investment in these securities exceeds three times regulatory capital on the day we intend to purchase the securities. The ratio of MBS to regulatory capital was 2.91 on June 30, 2025. The balance of MBS at June 30, 2025 consisted of $19.7 billion of securities issued by Fannie Mae or Freddie Mac (of which $10.9 billion were floating-rate securities), and $0.9 billion of securities issued by Ginnie Mae (which are fixed rate).
The table below shows principal purchases and paydowns of our MBS for the first six months of 2025.

(In millions)	MBS Principal
Balance at December 31, 2024	$19,020
Principal purchases	2,748
Principal paydowns	(1,050)
Balance at June 30, 2025	$20,718

MBS principal paydowns decreased to a 10 percent annual constant prepayment rate in the first six months of 2025 from the 14 percent rate experienced in all of 2024.

Consolidated Obligations

We generally fund variable-rate assets with Discount Notes (a portion of which may be swapped), adjustable-rate Bonds, and fixed-rate Bonds that have been swapped to a variable rate because they give us the ability to effectively match the underlying rate reset periods embedded in these assets. Total Consolidated Obligations on June 30, 2025 were $132.9 billion, an increase of $9.6 billion compared to the balance at year-end 2024. The balances and composition of our Consolidated Obligations tend to fluctuate with changes in the balances and composition of our assets. In addition, changes in the amount and composition of our funding may be necessary from time to time to meet the days of positive liquidity and asset/liability maturity funding gap requirements discussed in the "Liquidity Risk" section of "Quantitative and Qualitative Disclosures About Risk Management."

Deposits

Total deposits with us are normally a relatively minor source of funding. Deposits with us are not insured, but are subject to statutory deposit reserve requirements. Total interest-bearing deposits on June 30, 2025 were $1.1 billion, an increase of less than one percent compared to year-end 2024.

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

	Six Months Ended		Year Ended
(In millions)	June 30, 2025		December 31, 2024
	Period End	Average	Period End	Average
GAAP and Regulatory Capital
GAAP Capital Stock	$5,186	$5,010	$4,936	$4,676
Mandatorily Redeemable Capital Stock	26	29	14	16
Regulatory Capital Stock	5,212	5,039	4,950	4,692
Retained Earnings	1,924	1,919	1,839	1,784
Regulatory Capital	$7,136	$6,958	$6,789	$6,476

	Six Months Ended		Year Ended
	June 30, 2025		December 31, 2024
	Period End	Average	Period End	Average
GAAP and Regulatory Capital-to-Assets Ratio
GAAP	4.95%	5.00%	5.09%	5.12%
Regulatory (1)	5.01	5.06	5.13	5.17
(1)    At all times, the FHLB must maintain at least a four percent minimum regulatory capital-to-assets ratio.

Our business model is structured to be able to absorb sharp changes in assets because we can execute commensurate changes in liability and capital stock balances. For example, in the first six months of 2025, we issued $2.4 billion of capital stock to members primarily in support of Advance borrowings, while repurchasing $2.1 billion of excess capital stock no longer supporting Mission Assets and Activities. Excess capital stock is the amount of stock held by a member (or former member) in excess of that institution's minimum stock ownership requirement.

See the "Capital Adequacy" section in “Quantitative and Qualitative Disclosures About Risk Management” for discussion of our retained earnings.

RESULTS OF OPERATIONS

Components of Earnings and Return on Equity

The following table is a summary income statement for the three and six months ended June 30, 2025 and 2024. Each ROE percentage is computed by dividing income or expense for the category by the average amount of stockholders' equity for the period.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2025		2024		2025		2024
	Amount	ROE (1)	Amount	ROE (1)	Amount	ROE (1)	Amount	ROE (1)
Net interest income	$201	11.44%	$201	12.65%	$389	11.39%	$402	12.70%
Non-interest income (loss):
Net gains (losses) on trading securities	17	0.95	(12)	(0.76)	64	1.88	(26)	(0.82)
Net gains (losses) on sales of available-for-sale securities	—	—	—	0.02	—	—	2	0.04
Net gains (losses) on derivatives	(22)	(1.27)	8	0.47	(65)	(1.92)	28	0.90
Net gains (losses) on financial instruments held under fair value option	(1)	(0.03)	1	0.05	4	0.13	(8)	(0.25)
Other non-interest income, net	8	0.46	8	0.51	16	0.47	16	0.51
Total non-interest income (loss)	2	0.11	5	0.29	19	0.56	12	0.38
Total income	203	11.55	206	12.94	408	11.95	414	13.08
Non-interest expense	37	2.11	46	2.88	81	2.37	92	2.89
Affordable Housing Program assessments	17	0.95	16	1.01	33	0.96	32	1.02
Net income	$149	8.49%	$144	9.05%	$294	8.62%	$290	9.17%
(1)The ROE amounts have been computed using dollars in thousands. Accordingly, recalculations based upon the disclosed amounts in millions may produce nominally different results.

Details on the individual factors contributing to the level and changes in profitability are explained in the sections below.

Net Interest Income

Components of Net Interest Income

The following table shows selected components of net interest income.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2025		2024		2025		2024
	Amount	% of Earning Assets	Amount	% of Earning Assets	Amount	% of Earning Assets	Amount	% of Earning Assets
Components of net interest rate spread:
Net (amortization)/accretion (1) (2)	$(7)	(0.02)%	$(6)	(0.02)%	$(15)	(0.02)%	$(13)	(0.02)%
Other components of net interest rate spread	122	0.35	119	0.39	237	0.35	238	0.39
Total net interest rate spread	115	0.33	113	0.37	222	0.33	225	0.37
Earnings from funding assets with interest-free capital	86	0.24	88	0.29	167	0.24	177	0.29
Total net interest income/net interest margin (3)	$201	0.57%	$201	0.66%	$389	0.57%	$402	0.66%
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

Net Amortization/Accretion (generally referred to as amortization): Net amortization can become substantial and volatile with changes in interest rates, especially for mortgage assets. For example, when mortgage rates decrease, premium amortization of mortgage assets generally increases, which reduces net interest income. In the three and six months ended June 30, 2025 and 2024, mortgage rates were relatively stable and remained at elevated levels, keeping mortgage refinance activity low and amortization relatively modest.

Other Components of Net Interest Rate Spread: The total other components of net interest rate spread increased $3 million in the three-months comparison period and decreased $1 million in the six-months comparison period. The most significant factors driving the net decrease in the six-months comparison are noted below.

Six-Months Comparison
▪Lower net interest rate spreads earned on Advances-Unfavorable: Lower spreads earned on Advances decreased net interest income by an estimated $23 million. However, the decrease in net interest income was partially offset by net interest settlements received on related derivatives not receiving hedge accounting, which are recognized in non-interest income (loss).
▪Lower net interest rate spreads earned on mortgage loans held for portfolio-Unfavorable: Lower spreads on mortgage loans held for portfolio decreased net interest income by an estimated $12 million. Spreads declined primarily because of the maturity of lower-cost debt and the issuance of longer-term replacement debt to decrease market risk exposure to rising interest rates.
▪Higher average interest-earning assets-Favorable: An increase of average interest-earning assets of $14.9 billion improved net interest income by an estimated $31 million. The higher average interest-earning assets were led by an increase of $7.6 billion in average Advance balances as depository members continued to have a strong demand for liquidity.
Three-Months Comparison
The same factors described above for the six-months comparison generally affected the other components of net interest rate spread and by approximately the same relative magnitude. However, the impact of higher average Advance balances was more favorable in the three-months comparison, which drove the $3 million net increase in other components of net interest rate spread when compared to the same period of 2024.

Earnings from Capital: Earnings from capital decreased $2 million and $10 million in the three- and six-months comparison periods, respectively, because of lower average short-term rates. The effects of the lower average short-term rates were partially offset by higher average capital balances in the 2025 periods.

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

(Dollars in millions)	Three Months Ended			Three Months Ended
	June 30, 2025			June 30, 2024
	Average Balance	Interest	Average Rate (1)	Average Balance	Interest	Average Rate (1)
Assets:
Advances (2)	$85,533	$1,008	4.73%	$75,545	$1,080	5.75%
Mortgage loans held for portfolio (3)	7,411	65	3.54	7,185	59	3.30
Securities purchased under agreements to resell	2,629	29	4.37	1,833	25	5.42
Federal funds sold	14,806	162	4.39	8,052	108	5.42
Interest-bearing deposits in banks (4)	2,551	28	4.42	1,763	24	5.47
MBS (5)	20,244	241	4.77	18,747	256	5.50
Other investments (5)	8,559	97	4.53	9,151	121	5.32
Loans to other FHLBanks	17	—	4.38	—	—	—
Total interest-earning assets	141,750	1,630	4.61	122,276	1,673	5.50
Other assets	470			687
Total assets	$142,220			$122,963
Liabilities and Capital:
Term deposits	$136	1	4.55	$139	2	5.33
Other interest bearing deposits (4)	872	8	3.86	1,003	12	4.90
Discount Notes	20,312	217	4.28	20,935	275	5.28
Unswapped fixed-rate Bonds	12,405	99	3.20	11,869	81	2.73
Unswapped adjustable-rate Bonds	89,518	992	4.45	71,430	975	5.49
Swapped Bonds	10,415	111	4.27	9,967	127	5.13
Mandatorily redeemable capital stock	34	1	8.59	17	—	9.01
Total interest-bearing liabilities	133,692	1,429	4.28	115,360	1,472	5.13
Other liabilities	1,481			1,218
Total capital	7,047			6,385
Total liabilities and capital	$142,220			$122,963

Net interest rate spread			0.33%			0.37%
Net interest income and net interest margin (6)		$201	0.57%		$201	0.66%
Average interest-earning assets to interest-bearing liabilities			106.03%			106.00%
(1)Amounts used to calculate average rates are based on dollars in thousands. Accordingly, recalculations based upon the disclosed amounts in millions may not produce the same results.
(2)Interest on Advances includes prepayment fees. Advances prepayments fees for the three months ended June 30, 2025 and 2024 totaled less than $1 million.
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
(6)Net interest margin is net interest income as a percentage of average total interest-earning assets.

(Dollars in millions)	Six Months Ended			Six Months Ended
	June 30, 2025			June 30, 2024
	Average Balance	Interest	Average Rate (1)	Average Balance	Interest	Average Rate (1)
Assets:
Advances (2)	$82,373	$1,939	4.75%	$74,775	$2,137	5.75%
Mortgage loans held for portfolio (3)	7,339	129	3.54	7,163	117	3.28
Securities purchased under agreements to resell	2,810	61	4.37	2,025	55	5.41
Federal funds sold	13,782	300	4.39	8,223	222	5.42
Interest-bearing deposits in banks (4)	2,516	55	4.42	1,783	48	5.46
MBS (5)	19,698	469	4.80	18,903	517	5.50
Other investments (5)	8,486	192	4.56	9,283	246	5.34
Loans to other FHLBanks	10	—	4.38	8	—	5.42
Total interest-earning assets	137,014	3,145	4.63	122,163	3,342	5.50
Other assets	532			698
Total assets	$137,546			$122,861
Liabilities and Capital:
Term deposits	$134	3	4.58	$136	3	5.29
Other interest bearing deposits (4)	857	16	3.85	1,031	25	4.91
Discount Notes	20,775	447	4.34	20,282	535	5.30
Unswapped fixed-rate Bonds	12,196	191	3.16	11,570	153	2.66
Unswapped adjustable-rate Bonds	85,106	1,881	4.46	67,891	1,856	5.50
Swapped Bonds	10,107	217	4.32	14,318	367	5.15
Mandatorily redeemable capital stock	29	1	8.70	17	1	9.01
Other borrowings	6	—	4.39	—	—	—
Total interest-bearing liabilities	129,210	2,756	4.30	115,245	2,940	5.13
Other liabilities	1,454			1,258
Total capital	6,882			6,358
Total liabilities and capital	$137,546			$122,861

Net interest rate spread			0.33%			0.37%
Net interest income and net interest margin (6)		$389	0.57%		$402	0.66%
Average interest-earning assets to interest-bearing liabilities			106.04%			106.00%
(1)Amounts used to calculate average rates are based on dollars in thousands. Accordingly, recalculations based upon the disclosed amounts in millions may not produce the same results.
(2)Interest on Advances includes prepayment fees. Advances prepayments fees for the six months ended June 30, 2025 and 2024 totaled less than $1 million.
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

Rates on our interest-bearing assets and liabilities generally decreased in the three and six months ended June 30, 2025 compared to the same periods of 2024, as these assets and liabilities have repriced to the lower interest rates.

Volume/Rate Analysis
Changes in both average balances (volume) and interest rates influence changes in net interest income, as shown in the following table.

(In millions)	Three Months Ended June 30, 2025 over 2024			Six Months Ended June 30, 2025 over 2024
	Volume (1)(3)	Rate (2)(3)	Total	Volume (1)(3)	Rate (2)(3)	Total
Increase (decrease) in interest income
Advances	$132	$(204)	$(72)	$203	$(401)	$(198)
Mortgage loans held for portfolio	2	4	6	3	9	12
Securities purchased under agreements to resell	9	(5)	4	18	(12)	6
Federal funds sold	77	(23)	54	127	(49)	78
Interest-bearing deposits in banks	9	(5)	4	17	(10)	7
MBS	20	(35)	(15)	21	(69)	(48)
Other investments	(7)	(17)	(24)	(19)	(35)	(54)
Loans to other FHLBanks	—	—	—	—	—	—
Total	242	(285)	(43)	370	(567)	(197)
Increase (decrease) in interest expense
Term deposits	—	(1)	(1)	—	—	—
Other interest-bearing deposits	(2)	(2)	(4)	(4)	(5)	(9)
Discount Notes	(8)	(50)	(58)	13	(101)	(88)
Unswapped fixed-rate Bonds	4	14	18	8	30	38
Unswapped adjustable-rate Bonds	221	(204)	17	419	(394)	25
Swapped Bonds	5	(21)	(16)	(96)	(54)	(150)
Mandatorily redeemable capital stock	1	—	1	1	(1)	—
Other borrowings	—	—	—	—	—	—
Total	221	(264)	(43)	341	(525)	(184)
Increase (decrease) in net interest income	$21	$(21)	$—	$29	$(42)	$(13)
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

(In millions)	Advances	Investment Securities	Bonds
Three Months Ended June 30, 2025
(Amortization)/accretion of hedging activities in net interest income	$—	$1	$—
Net interest settlements included in net interest income	34	61	(1)
Price alignment amount (1)	—	(7)	—
Increase (decrease) to net interest income	$34	$55	$(1)

Three Months Ended June 30, 2024
Net interest settlements included in net interest income	$106	$88	$(8)
Price alignment amount (1)	(7)	(14)	—
Increase (decrease) to net interest income	$99	$74	$(8)

(In millions)	Advances	Investment Securities	Bonds
Six Months Ended June 30, 2025
(Amortization)/accretion of hedging activities in net interest income	$(1)	$1	$—
Gains (losses) on designated fair value hedges	1	2	(1)
Net interest settlements included in net interest income	72	121	(3)
Price alignment amount (1)	(2)	(15)	—
Increase (decrease) to net interest income	$70	$109	$(4)

Six Months Ended June 30, 2024
(Amortization)/accretion of hedging activities in net interest income	$—	$(1)	$—
Gains (losses) on designated fair value hedges	—	2	—
Net interest settlements included in net interest income	213	185	(17)
Price alignment amount (1)	(12)	(27)	—
Increase (decrease) to net interest income	$201	$159	$(17)
(1) This amount is for derivatives for which variation margin is characterized as a daily settled contract.

We primarily use derivatives to more closely match actual cash flows between assets and liabilities by synthetically converting the fixed interest rates on certain Advances, investments and Consolidated Obligations to adjustable rates tied to an eligible benchmark rate (e.g., the Federal funds effective rate or SOFR). The decrease in net interest income from the use of derivatives in the three and six months ended June 30, 2025 compared to the same periods of 2024 was primarily due to lower average short-term interest rates. The decrease in average short-term interest rates resulted in a lower amount of net interest settlements being received on derivatives related to certain Advances and investment securities. The fluctuation in net interest income from the use of derivatives was acceptable because it enabled us to lower market risk exposure.

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

(In millions)	Advances	Investment Securities	Mortgage Loans	Bonds	Discount Notes	Other	Total
Three Months Ended June 30, 2025
Net effect of derivatives and hedging activities
Gains (losses) on derivatives not receiving hedge accounting	$(1)	$(27)	$(1)	$—	$1	$—	$(28)
Net interest settlements on derivatives not receiving hedge accounting	1	9	—	(3)	(1)	—	6
Price alignment amount (1)	—	—	—	—	—	—	—
Net gains (losses) on derivatives	—	(18)	(1)	(3)	—	—	(22)
Gains (losses) on trading securities (2)	—	17	—	—	—	—	17
Gains (losses) on financial instruments held under fair value option (3)	1	—	—	1	(3)	—	(1)
Total net effect on non-interest income (loss)	$1	$(1)	$(1)	$(2)	$(3)	$—	$(6)

Three Months Ended June 30, 2024
Net effect of derivatives and hedging activities
Gains (losses) on derivatives not receiving hedge accounting	$—	$2	$1	$1	$(2)	$—	$2
Net interest settlements on derivatives not receiving hedge accounting	1	16	—	(6)	(3)	—	8
Price alignment amount (1)	—	—	—	—	—	(2)	(2)
Net gains (losses) on derivatives	1	18	1	(5)	(5)	(2)	8
Gains (losses) on trading securities (2)	—	(12)	—	—	—	—	(12)
Gains (losses) on financial instruments held under fair value option (3)	—	—	—	(3)	4	—	1
Total net effect on non-interest income (loss)	$1	$6	$1	$(8)	$(1)	$(2)	$(3)

(In millions)	Advances	Investment Securities	Mortgage Loans	Bonds	Discount Notes	Other	Total
Six Months Ended June 30, 2025
Net effect of derivatives and hedging activities
Gains (losses) on derivatives not receiving hedge accounting	$(3)	$(73)	$(4)	$1	$(2)	$—	$(81)
Net interest settlements on derivatives not receiving hedge accounting	2	17	—	(3)	1	—	17
Price alignment amount (1)	—	—	—	—	—	(1)	(1)
Net gains (losses) on derivatives	(1)	(56)	(4)	(2)	(1)	(1)	(65)
Gains (losses) on trading securities (2)	—	64	—	—	—	—	64
Gains (losses) on financial instruments held under fair value option (3)	3	—	—	(1)	2	—	4
Total net effect on non-interest income (loss)	$2	$8	$(4)	$(3)	$1	$(1)	$3

Six Months Ended June 30, 2024
Net effect of derivatives and hedging activities
Gains (losses) on derivatives not receiving hedge accounting	$4	$22	$(1)	$(1)	$(5)	$—	$19
Net interest settlements on derivatives not receiving hedge accounting	3	28	—	(13)	(6)	—	12
Price alignment amount (1)	—	—	—	—	—	(3)	(3)
Net gains (losses) on derivatives	7	50	(1)	(14)	(11)	(3)	28
Gains (losses) on trading securities (2)	—	(26)	—	—	—	—	(26)
Gains (losses) on financial instruments held under fair value option (3)	(5)	—	—	(8)	5	—	(8)
Total net effect on non-interest income (loss)	$2	$24	$(1)	$(22)	$(6)	$(3)	$(6)
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

The increase in earnings from the net effect of derivatives and hedging activities in the six months ended June 30, 2025 compared to the same period of 2024 was primarily due to lower net interest settlements being paid on derivatives related to Consolidated Obligations where the fixed interest rates were converted to adjustable-coupon rates.

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

As noted above, the fluctuation in earnings from the use of derivatives was acceptable because it enabled us to lower market risk exposure.

Non-Interest Expense

The following table presents non-interest expense.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Non-interest expense
Compensation and benefits	$15	$14	$30	$29
Other operating expense	9	10	19	19
Finance Agency	3	3	6	6
Office of Finance	1	2	4	3
Voluntary housing and community investment	7	16	19	32
Other	2	1	3	3
Total non-interest expense	$37	$46	$81	$92

Our business is designed to support significant changes in asset levels without having to undergo material changes in staffing, operations, risk practices, or general resource needs. Total non-interest expense decreased in the three and six months ended June 30, 2025 compared to the same periods of 2024 primarily as a result of lower voluntary housing contributions. We are committed to making total voluntary contributions of $40 million for all of 2025. These voluntary contributions help address affordable housing needs and community investment in our District and are in addition to the 10 percent of earnings that are required to be set aside as statutory AHP assessments.

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

(Dollars in millions)	Traditional Member Finance	MPP	Total
Three Months Ended June 30, 2025
Net interest income (loss)	$183	$18	$201
Net income (loss)	$137	$12	$149
Average assets	$134,311	$7,909	$142,220
Assumed average capital allocation	$6,655	$392	$7,047
Return on average assets (1)	0.41%	0.61%	0.42%
Return on average equity (1)	8.27%	12.22%	8.49%
Three Months Ended June 30, 2024
Net interest income (loss)	$177	$24	$201
Net income (loss)	$126	$18	$144
Average assets	$115,088	$7,875	$122,963
Assumed average capital allocation	$5,976	$409	$6,385
Return on average assets (1)	0.44%	0.92%	0.47%
Return on average equity (1)	8.45%	17.81%	9.05%

(Dollars in millions)	Traditional Member Finance	MPP	Total
Six Months Ended June 30, 2025
Net interest income (loss)	$353	$36	$389
Net income (loss)	$272	$22	$294
Average assets	$129,750	$7,796	$137,546
Assumed average capital allocation	$6,492	$390	$6,882
Return on average assets (1)	0.42%	0.58%	0.43%
Return on average equity (1)	8.45%	11.56%	8.62%
Six Months Ended June 30, 2024
Net interest income (loss)	$354	$48	$402
Net income (loss)	$256	$34	$290
Average assets	$115,282	$7,579	$122,861
Assumed average capital allocation	$5,966	$392	$6,358
Return on average assets (1)	0.45%	0.91%	0.47%
Return on average equity (1)	8.63%	17.49%	9.17%

(1)Amounts used to calculate returns are based on numbers in thousands. Accordingly, recalculations based upon the disclosed amounts in millions may not produce the same results.

Traditional Member Finance Segment
Net income increased in the three- and six-months comparison periods primarily because of lower voluntary housing and community investment contributions and higher average Advance balances benefiting net interest income. The increases in net income were partially offset by lower net interest income generated from investing our capital in both comparison periods.

MPP Segment
Earnings from the MPP segment decreased in the three and six months ended June 30, 2025 compared to the same periods of 2024 primarily because of the maturity of lower-cost debt and the issuance of longer-term replacement debt to decrease market risk exposure to rising interest rates, which lowered the spreads earned.

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

Market Value of Equity

	Interest Rate Scenarios
(Dollars in millions)	Down 300	Down 200	Down 100	Flat Rates	Up 100	Up 200	Up 300
Average Results
2025 Year-to-Date
Market Value of Equity	$6,664	$6,710	$6,710	$6,661	$6,596	$6,526	$6,458
% Change from Flat Case	—%	0.7%	0.7%	—	(1.0)%	(2.0)%	(3.1)%
2024 Full Year
Market Value of Equity	$6,087	$6,117	$6,106	$6,055	$5,980	$5,896	$5,811
% Change from Flat Case	0.5%	1.0%	0.8%	—	(1.2)%	(2.6)%	(4.0)%
Month-End Results
June 30, 2025
Market Value of Equity	$6,696	$6,730	$6,723	$6,658	$6,578	$6,504	$6,434
% Change from Flat Case	0.6%	1.1%	1.0%	—	(1.2)%	(2.3)%	(3.4)%
December 31, 2024
Market Value of Equity	$6,261	$6,298	$6,289	$6,237	$6,168	$6,091	$6,014
% Change from Flat Case	0.4%	1.0%	0.8%	—	(1.1)%	(2.3)%	(3.6)%
Duration of Equity

	Interest Rate Scenarios
(In years)	Down 300	Down 200	Down 100	Flat Rates	Up 100	Up 200	Up 300
Average Results
2025 Year-to-Date	(0.8)	(0.3)	0.5	1.0	1.1	1.1	1.1
2024 Full Year	(0.6)	—	0.7	1.2	1.4	1.5	1.5
Month-End Results
June 30, 2025	(0.5)	(0.2)	0.6	1.2	1.2	1.1	1.1
December 31, 2024	(1.0)	(0.2)	0.6	1.1	1.3	1.3	1.3

The mortgage assets portfolio normally accounts for almost all market risk exposure because of prepayment volatility that we cannot completely hedge while maintaining sufficient net spreads. The overall market risk exposure to changing interest rates was well within policy limits during the periods presented. At June 30, 2025, market risk exposure to falling and rising rate shocks remained stable.

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

Capital Adequacy

Retained Earnings
We must hold sufficient capital to protect against exposure to various risks, including market, credit, and operational risks. We regularly conduct a variety of measurements and assessments for capital adequacy. At June 30, 2025, our capital management policy set forth approximately $760 million as the minimum amount of retained earnings we believe is necessary to mitigate impairment risk.

The following table presents retained earnings.

(In millions)	June 30, 2025	December 31, 2024
Unrestricted retained earnings	$1,050	$1,024
Restricted retained earnings (1)	874	815
Total retained earnings	$1,924	$1,839
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

	June 30, 2025	December 31, 2024
Market Value of Equity to Par Value of Regulatory Capital Stock - Base Case (Flat Rates) Scenario	128%	126%
Market Value of Equity to Par Value of Regulatory Capital Stock - Down Shock (1)	129	127
Market Value of Equity to Par Value of Regulatory Capital Stock - Up Shock (2)	125	123
(1)    Represents a down shock of 200 basis points.
(2)    Represents an up shock of 200 basis points.

A base case value below 100 percent could indicate that, in the remote event of an immediate liquidation scenario involving redemption of all capital stock, capital stock may be returned to stockholders at a value below par. This could be due to experiencing risks that lower the market value of capital and/or to having an insufficient amount of retained earnings. In the first six months of 2025, the market capitalization ratios in the scenarios presented continued to be above our policy requirements. The base case ratio at June 30, 2025 was still well above 100 percent because retained earnings were 37 percent of regulatory capital stock and we maintained stable market risk exposure.

The following table presents the market value of equity to the book value of total capital and mandatorily redeemable capital stock.

	June 30, 2025	December 31, 2024
Market Value of Equity to Book Value of Capital - Base Case (Flat Rates) Scenario (1)	94%	92%
Market Value of Equity to Book Value of Capital - Down Shock (1)(2)	95	93
Market Value of Equity to Book Value of Capital - Up Shock (1)(3)	92	90
(1)    Capital includes total capital and mandatorily redeemable capital stock.
(2)    Represents a down shock of 200 basis points.
(3)    Represents an up shock of 200 basis points.

A base-case value below 100 percent can indicate that we have realized or could realize risks (especially market risk), such that the market value of total capital owned by stockholders is below the book value of total capital. The base-case ratio at June 30, 2025 indicates that the market value of total capital is $419 million below the book value of total capital. This indicates that in a hypothetical liquidation scenario, stockholders would not receive the full sum of their total equity ownership in the FHLB.

Credit Risk

Overview
We believe our risk management practices, discussed below, minimize residual credit risk levels. At June 30, 2025, we had no loan loss reserves or impairment recorded for Credit Services, investments and derivatives and had a minimal amount of credit risk exposure in the MPP.

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

Collateral: We require each member to provide a security interest in eligible collateral before it can undertake any secured borrowing. Eligible loan collateral types include the following: single- and multi-family residential, home equity, commercial real estate, government guaranteed and farm real estate. Eligible security types include those that are government or agency backed, highly-rated municipal securities, and highly-rated private-label residential and commercial mortgage-backed securities. We have conservative eligibility criteria within each of the above asset types. The estimated value of pledged collateral is discounted in order to offset market, credit, and liquidity risks that may affect the collateral's realizable value in the event it must be liquidated. At June 30, 2025, total eligible pledged collateral of $522.5 billion resulted in total borrowing capacity of $376.5 billion of which $125.0 billion was used to support outstanding Advances and Letters of Credit. Borrowers often pledge collateral in excess of their collateral requirement to demonstrate access to liquidity and to have the ability to borrow additional amounts in the future. Over-collateralization by one member is not applied to another member.

Borrowing Capacity/Lendable Value: Lendable Value Rates (LVRs) represent the percent of collateral value net of the discount we apply for purposes of determining borrowing capacity. LVRs are derived using scenario analysis, statistical analysis and management assumptions relating to historical price volatility, inherent credit risks, liquidation costs, and the current credit and economic environment. We apply LVR results to the estimated values of pledged assets. LVRs vary among pledged assets and members based on the member institution type, the financial strength of the member institution, the form of valuation, lien position, the issuer of bond collateral or the quality of securitized assets, the quality of the loan collateral as reflected in the manner in which it was underwritten, and the marketability of the pledged assets.

MPP
Overview: The residual amount of credit risk exposure to loans in the MPP is minimal, based on the same factors described in the 2024 Annual Report on Form 10-K.

Conventional Loan Portfolio Characteristics: At June 30, 2025, the weighted average loan-to-value ratios for conventional loans based on origination values and estimated current values were 73 percent and 47 percent, respectively. The estimated weighted average current loan-to-value ratio at June 30, 2025 decreased one percent from the ratio at December 31, 2024.

Credit Performance: The table below provides an analysis of conventional loans that are seriously delinquent or in the process of foreclosure, along with the national average serious delinquency rate.

	Conventional Loan Delinquencies
(Dollars in millions)	June 30, 2025	December 31, 2024
Serious delinquencies - unpaid principal balance (1)	$7	$7
Serious delinquency rate (2)	0.1%	0.1%
National average serious delinquency rate (3)	1.1%	1.1%
(1)Includes conventional loans that are 90 days or more past due or where the decision of foreclosure or a similar alternative such as pursuit of deed-in-lieu has been reported.
(2)Serious delinquencies expressed as a percentage of the total conventional loan portfolio.
(3)National average number of fixed-rate prime and subprime conventional loans that are 90 days or more past due or in the process of foreclosure is based on the most recent national delinquency data available. The June 30, 2025 rate is based on March 31, 2025 data.

Overall, the MPP has experienced a minimal amount of delinquencies, with serious delinquency rates continuing to be well below national averages. This further supports our view that the portfolio is comprised of high-quality, well-performing loans.

Credit Enhancements: Conventional mortgage loans are primarily supported against credit losses by some combination of credit enhancements (primary mortgage insurance (PMI) and the Lender Risk Account (LRA)). The LRA is a hold back of a portion of the initial purchase price to cover potential credit losses. Starting after five years from the loan purchase date, we may return the hold back to Participating Financial Institutions (PFIs) if they manage credit risk to predefined acceptable levels of exposure on the pools of loans they sell to us. As a result, some pools of loans may have sufficient credit enhancements to recapture all losses while other pools of loans may not. The LRA had a balance of $249 million and $240 million at June 30, 2025 and December 31, 2024, respectively. For more information, see Note 5 of the Notes to Unaudited Financial Statements.

Credit Losses: Residual credit risk exposure depends on the actual and potential credit performance of the loans in each pool compared to the pool's equity (on individual loans) and credit enhancements. Our available credit enhancements at June 30, 2025 were able to cover nearly all of the estimated gross credit losses. As a result, estimated credit losses at June 30, 2025 were less than $1 million. Estimated credit losses, after credit enhancements, are accounted for in the allowance for credit losses or as a charge off (i.e., a reduction to the principal of mortgage loans held for portfolio).

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

(In millions)	June 30, 2025
	Long-Term Rating
	AA	A	Total
Unsecured Liquidity Investments
Interest-bearing deposits	$—	$2,580	$2,580
Federal funds sold	3,595	5,475	9,070
Total unsecured liquidity investments	3,595	8,055	11,650
Guaranteed/Secured Liquidity Investments
Securities purchased under agreements to resell	11,000	2,000	13,000
U.S. Treasury obligations	6,988	—	6,988
GSE obligations	1,608	—	1,608
Total guaranteed/secured liquidity investments	19,596	2,000	21,596
Total liquidity investments	$23,191	$10,055	$33,246

From time to time, some counterparties used to transact our securities purchased under agreements to resell are not rated by an NRSRO because they are not issuers of debt or are otherwise not required to be rated by an NRSRO. However, each of the counterparties are considered to have the equivalent of at least an investment grade rating based on our internal ratings resulting from a fundamental credit analysis. Securities purchased under agreements to resell are secured by the following types of collateral: U.S. Treasury obligations, U.S. agency/GSE obligations, or U.S. agency/GSE MBS. At June 30, 2025, the collateral received had long-term credit ratings of AA, based on the lowest long-term credit ratings of the issuer as provided by Standard & Poor’s, Moody’s, and/or Fitch Advisory Services. The terms of our securities purchased under agreements to resell are structured such that if the fair value of the underlying securities decreases below the fair value required as collateral, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash. Additionally, these investments primarily mature overnight.

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

(In millions)	June 30, 2025
	Counterparty Rating
Domicile of Counterparty	AA	A	Total
Domestic	$—	$2,830	$2,830
U.S. branches and agency offices of foreign commercial banks:
Sweden	800	1,000	1,800
Finland	1,345	—	1,345
Belgium	—	1,250	1,250
Canada	500	750	1,250
Australia	950	—	950
Germany	—	950	950
France	—	725	725
Netherlands	—	550	550
Total U.S. branches and agency offices of foreign commercial banks	3,595	5,225	8,820
Total unsecured investment credit exposure	$3,595	$8,055	$11,650

We are prohibited by Finance Agency regulation from investing in financial instruments issued by non-U.S. entities. Furthermore, we restrict a significant portion of unsecured lending to overnight maturities, which further limits credit risk exposure.

MBS:
GSE MBS
At June 30, 2025, $19.7 billion of MBS held were GSE securities issued by Fannie Mae and Freddie Mac, which provide credit safeguards by guaranteeing either timely or ultimate payments of principal and interest.

MBS Issued by Other Government Agencies
We also invest in MBS issued and guaranteed by Ginnie Mae. These investments totaled $0.9 billion at June 30, 2025. We believe that the strength of Ginnie Mae's guarantee and backing by the full faith and credit of the U.S. government is sufficient to protect us against credit losses on these securities.

Derivatives
Credit Risk Exposure: We mitigate most of the credit risk exposure resulting from derivative transactions through collateralization or use of daily settled contracts. The table below presents the lowest long-term counterparty credit ratings provided by Standard & Poor's, Moody's, and/or Fitch Advisory Services for derivative positions to which we had credit risk exposure at June 30, 2025. The ratings displayed in this table should not be taken as an indication of future ratings.

(In millions)	Total Notional	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged to (from) Counterparties	Non-cash Collateral Pledged to (from) Counterparties	Net Credit Exposure to Counterparties
Nonmember counterparties:
Asset positions with credit exposure:
Uncleared derivatives:
AA-rated	$30	$—	$—	$—	$—
A-rated	5,823	33	(31)	—	2
BBB-rated	3,248	12	(11)	—	1
Total uncleared derivatives	9,101	45	(42)	—	3
Liability positions with credit exposure:
Uncleared derivatives:
AA-rated	41	(1)	1	—	—
A-rated	80	—	1	—	1
Total uncleared derivatives	121	(1)	2	—	1
Cleared derivatives (1)	55,747	(26)	20	866	860
Total derivative positions with credit exposure to nonmember counterparties	64,969	18	(20)	866	864
Member institutions (2)	178	1	—	—	1
Total	$65,147	$19	$(20)	$866	$865
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

Although we cannot predict if we will realize credit risk losses from any of our derivative counterparties, we believe that all of the counterparties will be able to continue making timely interest payments and satisfy the terms and conditions of their derivative contracts with us. As of June 30, 2025, we had a $71 million notional amount of interest rate swaps and forward rate agreements with subsidiaries of our member, JPMorgan Chase Bank, N.A., which also had outstanding credit services with us. We had a de minimis amount of outstanding credit exposure to these subsidiaries related to interest rate swaps and forward rate agreements outstanding.

Liquidity Risk

Liquidity Overview
We strive to be in a liquidity position at all times to meet the borrowing needs of our members and to meet all current and future financial commitments. This objective is achieved by managing liquidity positions to maintain stable, reliable, and cost-effective sources of funds while taking into account market conditions, member demand, and the maturity profile of assets and liabilities. At June 30, 2025, our liquidity position complied with the FHLBank Act, Finance Agency regulations, and internal policies.
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

In May 2025, Moody's downgraded the long-term senior unsecured debt ratings of the FHLBanks to Aa1 from Aaa and changed the outlook on the ratings to stable from negative, reflecting the downgrade by Moody's in the same month of the U.S. government's long-term issuer and senior unsecured ratings to Aa1 with a stable outlook from Aaa with a negative outlook. However, we believe our liquidity position, as well as that of the System, continued to be strong during the first six months of 2025. Our overall ability to effectively fund our operations through debt issuances remained sufficient. Investor demand for System debt was robust in the first six months of 2025, as investors continued to prefer high-quality money market instruments. We believe there is a low probability of a liquidity or funding crisis in the System that would impair our ability to participate, on a cost-effective basis, in issuances of debt, service outstanding debt, maintain adequate capitalization, or pay competitive dividends.

The System works collectively to manage and monitor the System-wide liquidity and funding risks. Liquidity risk includes the risk that the System could have difficulty rolling over short-term Obligations when market conditions change, also called refinancing risk. The System has a large reliance on short-term funding; therefore, it has a sharp focus on managing liquidity risk to very low levels. As shown on the Unaudited Statements of Cash Flows, in the first six months of 2025, our portion of the System's debt issuances totaled $64.9 billion for Discount Notes and $76.7 billion for Bonds. Access to short-term debt markets has been reliable because investors, driven by liquidity preferences and risk aversion, have sought the System’s short-term debt, which has resulted in strong demand for debt maturing in one year or less.

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

The Finance Agency establishes the expectations with respect to the maintenance of sufficient liquidity without access to the capital markets for a specified number of days, which was set as a period of between 10 to 30 calendar days in the base case. Under these expectations, all Advance maturities are assumed to renew, unless the Advances relate to former members who are ineligible to borrow new Advances. The maintenance of sufficient liquidity each day is intended to provide additional assurance that we can continue to provide Advances and Letters of Credit to members over an extended period without access to the capital markets. We were in compliance with these liquidity requirements at all times during the first six months of 2025.

The Finance Agency also provides guidance related to asset/liability maturity funding gap limits. Funding gap metrics measure the difference between assets and liabilities that are scheduled to mature during a specified period of time and are expressed as a percentage of total assets. Although subject to change depending on conditions in the financial markets, the current regulatory requirement for funding gaps is between -10 percent to -20 percent for the three-month maturity horizon and is between -25 percent to -35 percent for the one-year maturity horizon. During the six months ended June 30, 2025, we operated within those limits.

To support our member deposits, we also must meet a statutory deposit reserve requirement. The sum of our investments in obligations of the United States, deposits in eligible banks or trust companies, and Advances with a final maturity not exceeding five years must equal or exceed the current amount of member deposits. The following table presents the components of this liquidity requirement.

(In millions)	June 30, 2025	December 31, 2024
Deposit Reserve Requirement
Total Eligible Deposit Reserves	$98,152	$92,794
Total Member Deposits	(1,104)	(1,099)
Excess Deposit Reserves	$97,048	$91,695

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

Operational Risks

There were no material developments regarding our operational risk exposure during the first six months of 2025.

CRITICAL ACCOUNTING ESTIMATES

There have been no material changes in the first six months of 2025 to our critical accounting estimates. Our critical accounting estimates are described in detail in our 2024 Annual Report on Form 10-K.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Information required by this Item is set forth under the caption “Quantitative and Qualitative Disclosures About Risk Management” in Part I, Item 2, of this Report.

Item 4.    Controls and Procedures.

DISCLOSURE CONTROLS AND PROCEDURES

The FHLB's management, including its principal executive officer and principal financial officer, evaluate the effectiveness of the FHLB's disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, these two officers each concluded that, as of June 30, 2025, the FHLB maintained effective disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that it files under the Exchange Act is (1) accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

The FHLB's management, including its principal executive officer and principal financial officer, evaluate the FHLB's internal control over financial reporting. Based upon that evaluation, these two officers each concluded that there were no changes in the FHLB's internal control over financial reporting that occurred during the quarter ended June 30, 2025 that materially affected, or are reasonably likely to materially affect, the FHLB's internal control over financial reporting.

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
(1)     Numbers coincide with Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 8th day of August 2025.

FEDERAL HOME LOAN BANK OF CINCINNATI
(Registrant)

By:	/s/ Andrew S. Howell
Andrew S. Howell
President and Chief Executive Officer
(principal executive officer)

By:	/s/ Stephen J. Sponaugle
Stephen J. Sponaugle
Executive Vice President - Chief Financial Officer
(principal financial officer)