Form 10-Q
period 2025-09-30
Federal Home Loan Bank of Cincinnati
filed 2025-11-07
CIK 1326771

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
☐ Yes   ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding as of October 31, 2025
Class B Stock, par value $100 per share, including stock classified as mandatorily redeemable	48,464,200

Page 1 of	68

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CONDITION
(Unaudited)

(In thousands, except par value)

	September 30, 2025	December 31, 2024
ASSETS
Cash and due from banks	$5,774	$28,276
Interest-bearing deposits	2,440,166	2,360,203
Securities purchased under agreements to resell	4,250,000	10,738,637
Federal funds sold	11,936,000	4,900,000
Investment securities:
Trading securities	2,778,360	2,705,895
Available-for-sale securities (amortized cost of $10,782,231 and $9,101,909 and includes $873,964 and $838,490 pledged as collateral that may be repledged)	10,749,193	9,062,735
Held-to-maturity securities (fair value of $15,535,518 and $15,119,557)	15,660,278	15,371,712
Total investment securities	29,187,831	27,140,342
Advances (includes $296,474 and $281,299 at fair value under fair value option)	78,694,331	79,346,365
Mortgage loans held for portfolio, net of allowance for credit losses of $349 and $331	8,096,358	7,244,200
Accrued interest receivable	465,433	464,032
Derivative assets	5,908	65,767
Other assets, net	37,146	39,775
TOTAL ASSETS	$135,118,947	$132,327,597
LIABILITIES
Deposits	$1,202,914	$1,094,313
Consolidated Obligations:
Discount Notes (includes $15,749,625 and $8,670,557 at fair value under fair value option)	28,652,452	19,508,823
Bonds (includes $15,425,116 and $7,324,443 at fair value under fair value option)	97,442,133	103,817,800
Total Consolidated Obligations	126,094,585	123,326,623
Mandatorily redeemable capital stock	20,878	14,384
Accrued interest payable	498,456	526,384
Affordable Housing Program payable	183,866	171,224
Derivative liabilities	14,628	3,584
Other liabilities	327,141	454,340
Total liabilities	128,342,468	125,590,852
Commitments and contingencies (Note 13)
CAPITAL
Capital stock Class B putable ($100 par value); issued and outstanding shares: 48,532 and 49,358	4,853,248	4,935,775
Retained earnings:
Unrestricted	1,052,450	1,023,841
Restricted	902,970	815,335
Total retained earnings	1,955,420	1,839,176
Accumulated other comprehensive income (loss)	(32,189)	(38,206)
Total capital	6,776,479	6,736,745
TOTAL LIABILITIES AND CAPITAL	$135,118,947	$132,327,597

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF INCOME
(Unaudited)

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
INTEREST INCOME:
Advances	$929,009	$1,099,084	$2,868,453	$3,235,711
Prepayment fees on Advances, net	43	90	215	588
Interest-bearing deposits	27,839	33,229	83,001	81,633
Securities purchased under agreements to resell	27,915	25,777	88,865	80,238
Federal funds sold	173,491	161,436	473,413	382,923
Investment securities:
Trading securities	29,108	29,235	87,018	75,203
Available-for-sale securities	130,856	142,007	366,327	415,982
Held-to-maturity securities	189,359	216,744	556,497	660,107
Total investment securities	349,323	387,986	1,009,842	1,151,292
Mortgage loans held for portfolio	71,813	60,110	200,789	177,033
Loans to other FHLBanks	—	—	222	222
Total interest income	1,579,433	1,767,712	4,724,800	5,109,640
INTEREST EXPENSE:
Consolidated Obligations:
Discount Notes	222,836	240,109	669,450	774,910
Bonds	1,149,459	1,304,683	3,438,556	3,680,636
Total Consolidated Obligations	1,372,295	1,544,792	4,108,006	4,455,546
Deposits	10,499	13,845	29,912	42,620
Loans from other FHLBanks	1	1	127	1
Mandatorily redeemable capital stock	481	349	1,734	1,114
Other borrowings	1	—	2	—
Total interest expense	1,383,277	1,558,987	4,139,781	4,499,281
NET INTEREST INCOME	196,156	208,725	585,019	610,359
NON-INTEREST INCOME (LOSS):
Net gains (losses) on trading securities	8,236	96,676	72,466	70,902
Net gains (losses) on sales of available-for-sale securities	—	(157)	—	1,268
Net gains (losses) on financial instruments held under fair value option	(9,804)	(15,510)	(5,567)	(23,365)
Net gains (losses) on derivatives	(7,480)	(80,205)	(72,938)	(51,816)
Other, net	7,992	8,071	23,982	24,054
Total non-interest income (loss)	(1,056)	8,875	17,943	21,043
NON-INTEREST EXPENSE:
Compensation and benefits	14,188	13,710	44,553	42,295
Other operating expenses	9,932	9,412	29,271	28,118
Finance Agency	2,817	2,840	8,452	8,521
Office of Finance	1,847	1,654	5,279	5,053
Voluntary housing and community investment	4,691	6,589	23,829	38,386
Other	1,644	1,051	4,524	4,268
Total non-interest expense	35,119	35,256	115,908	126,641
INCOME BEFORE ASSESSMENTS	159,981	182,344	487,054	504,761
Affordable Housing Program assessments	16,047	18,270	48,879	50,588
NET INCOME	$143,934	$164,074	$438,175	$454,173
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$143,934	$164,074	$438,175	$454,173
Other comprehensive income (loss) adjustments:
Net unrealized gains (losses) on available-for-sale securities	26,751	(25,006)	6,136	28,699
Reclassification adjustment for net realized (gains) losses on sale of available-for-sale securities included in net income	—	157	—	(1,268)
Pension and postretirement benefits	(98)	(91)	(119)	(173)
Total other comprehensive income (loss) adjustments	26,653	(24,940)	6,017	27,258
Comprehensive income (loss)	$170,587	$139,134	$444,192	$481,431

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CAPITAL
(Unaudited)

(In thousands)	Capital Stock Class B - Putable		Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Par Value	Unrestricted	Restricted	Total		Capital
BALANCE, JUNE 30, 2024	47,915	$4,791,545	$980,980	$751,701	$1,732,681	$(25,139)	$6,499,087
Comprehensive income (loss)			131,259	32,815	164,074	(24,940)	139,134
Proceeds from issuance of capital stock	8,628	862,758					862,758
Repurchase of capital stock	(7,739)	(773,951)					(773,951)
Net stock reclassified to mandatorily redeemable capital stock	(12)	(1,159)					(1,159)
Cash dividends on capital stock			(104,079)		(104,079)		(104,079)
BALANCE, SEPTEMBER 30, 2024	48,792	$4,879,193	$1,008,160	$784,516	$1,792,676	$(50,079)	$6,621,790

BALANCE, JUNE 30, 2025	51,858	$5,185,833	$1,050,146	$874,183	$1,924,329	$(58,842)	$7,051,320
Comprehensive income (loss)			115,147	28,787	143,934	26,653	170,587
Proceeds from issuance of capital stock	9,617	961,680					961,680
Repurchase of capital stock	(12,943)	(1,294,265)					(1,294,265)
Cash dividends on capital stock			(112,843)		(112,843)		(112,843)
BALANCE, SEPTEMBER 30, 2025	48,532	$4,853,248	$1,052,450	$902,970	$1,955,420	$(32,189)	$6,776,479

(In thousands)	Capital Stock Class B - Putable		Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Par Value	Unrestricted	Restricted	Total		Capital
BALANCE, DECEMBER 31, 2023	48,459	$4,845,902	$964,436	$693,682	$1,658,118	$(77,337)	$6,426,683
Comprehensive income (loss)			363,339	90,834	454,173	27,258	481,431
Proceeds from issuance of capital stock	19,467	1,946,681					1,946,681
Repurchase of capital stock	(19,058)	(1,905,827)					(1,905,827)
Net stock reclassified to mandatorily redeemable capital stock	(76)	(7,563)					(7,563)
Cash dividends on capital stock			(319,615)		(319,615)		(319,615)
BALANCE, SEPTEMBER 30, 2024	48,792	$4,879,193	$1,008,160	$784,516	$1,792,676	$(50,079)	$6,621,790

BALANCE, DECEMBER 31, 2024	49,358	$4,935,775	$1,023,841	$815,335	$1,839,176	$(38,206)	$6,736,745
Comprehensive income (loss)			350,540	87,635	438,175	6,017	444,192
Proceeds from issuance of capital stock	34,002	3,400,201					3,400,201
Repurchase of capital stock	(34,379)	(3,437,829)					(3,437,829)
Net stock reclassified to mandatorily redeemable capital stock	(449)	(44,899)					(44,899)
Cash dividends on capital stock			(321,931)		(321,931)		(321,931)
BALANCE, SEPTEMBER 30, 2025	48,532	$4,853,248	$1,052,450	$902,970	$1,955,420	$(32,189)	$6,776,479

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CASH FLOWS
(Unaudited)

(In thousands)	Nine Months Ended September 30,
	2025	2024
OPERATING ACTIVITIES:
Net income	$438,175	$454,173
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization/(accretion)	(6,680)	(38,328)
Net change in derivative and hedging activities	(598,377)	(510,441)
Net change in fair value adjustments on trading securities	(72,466)	(70,902)
Net realized (gains) losses from sales of available-for-sale securities	—	(1,268)
Net change in fair value adjustments on financial instruments held under fair value option	5,567	23,365
Other adjustments, net	6,705	829
Net change in:
Accrued interest receivable	(1,204)	18,001
Other assets	5,267	5,755
Accrued interest payable	(438)	62,620
Other liabilities	29,152	26,415
Total adjustments	(632,474)	(483,954)
Net cash provided by (used in) operating activities	(194,299)	(29,781)

INVESTING ACTIVITIES:
Net change in:
Interest-bearing deposits	(23,971)	(484,367)
Securities purchased under agreements to resell	6,488,637	3,482,150
Federal funds sold	(7,036,000)	(1,026,000)
Trading securities:
Proceeds from maturities and paydowns	1	250,038
Purchases	—	(1,252,309)
Available-for-sale securities:
Proceeds from maturities and paydowns	10,000	21,329
Proceeds from sales	—	2,182,572
Purchases	(1,464,791)	(808,450)
Held-to-maturity securities:
Proceeds from maturities and paydowns	1,838,086	2,023,556
Purchases	(2,132,642)	(1,004,351)
Advances, net	893,420	(6,308,314)
Mortgage loans held for portfolio:
Principal collected	569,730	486,200
Purchases	(1,432,722)	(579,175)
Premises, software, and equipment, net	(5,870)	(5,368)
Net cash provided by (used in) investing activities	(2,296,122)	(3,022,489)

The accompanying notes are an integral part of these financial statements.

(continued from previous page)
FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CASH FLOWS
(Unaudited)

(In thousands)	Nine Months Ended September 30,
	2025	2024
FINANCING ACTIVITIES:
Net change in deposits	$125,211	$(3,463)
Net proceeds from issuance of Consolidated Obligations:
Discount Notes	93,623,510	81,661,500
Bonds	105,335,464	92,231,011
Payments for maturing and retiring Consolidated Obligations:
Discount Notes	(84,455,202)	(89,112,457)
Discount Notes transferred to other FHLBanks	—	(998)
Bonds	(111,763,100)	(81,432,675)
Proceeds from issuance of capital stock	3,400,201	1,946,681
Payments for repurchase of capital stock	(3,437,829)	(1,905,827)
Payments for repurchase/redemption of mandatorily redeemable capital stock	(38,405)	(9,601)
Cash dividends paid	(321,931)	(319,615)
Net cash provided by (used in) financing activities	2,467,919	3,054,556
Net increase (decrease) in cash and due from banks	(22,502)	2,286
Cash and due from banks at beginning of the period	28,276	20,824
Cash and due from banks at end of the period	$5,774	$23,110
Supplemental Disclosures:
Interest paid	$4,178,800	$4,379,597

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

Note 1 - Basis of Presentation

Basis of Presentation. The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The interim financial statements presented are unaudited, but they include all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations, and cash flows for such periods. These financial statements do not include all disclosures associated with annual financial statements and accordingly should be read in conjunction with the audited financial statements and notes included in the FHLB's Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission (SEC) on March 20, 2025 (2024 Form 10-K). Results for the nine months ended September 30, 2025 are not necessarily indicative of operating results for the full year.

Use of Estimates. The preparation of financial statements in accordance with GAAP requires management to make assumptions and estimates. These assumptions and estimates affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. Actual results could differ from these estimates.
Significant Accounting Policies. For descriptions of the FHLB's significant accounting policies, see “Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies” in the FHLB's 2024 Annual Report on Form 10-K. There have been no significant changes to the FHLB's accounting policies since the FHLB's 2024 Form 10-K.

Subsequent Events. The FHLB has evaluated subsequent events for potential recognition or disclosure through the issuance of these financial statements and believes there have been no material subsequent events requiring additional disclosure or recognition in these financial statements.

Note 2 - Recently Issued and Adopted Accounting Guidance

Targeted Improvements to the Accounting for Internal-Use Software. In September 2025, the Financial Accounting Standards Board (FASB) issued guidance that removes all references to prescriptive and sequential software development stages. Among other things, it requires an entity to start capitalizing software costs when management has committed to funding the project and it is probable that the project will be completed and used for its intended function. The guidance becomes effective for the FHLB for the interim and annual periods beginning on January 1, 2028. Early adoption is permitted. The FHLB is in the process of evaluating this guidance and its effect on its financial condition, results of operations, and cash flows has not yet been determined.

Disaggregation of Income Statement Expenses. In November 2024, the FASB issued guidance that requires disclosure, in the notes to the financial statements, of specified information about certain costs and expenses on an interim and annual basis. The guidance becomes effective for the FHLB for the annual period ending December 31, 2027 and the interim periods thereafter. Early adoption is permitted. The FHLB does not intend to adopt this guidance early. The adoption of this new guidance may impact the FHLB's disclosures, but will not have a material impact on its financial condition, results of operations, and cash flows.

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

At September 30, 2025 and December 31, 2024, interest-bearing deposits and Federal funds sold were transacted with counterparties that have received a credit rating of single-A or greater by a nationally recognized statistical rating organization (NRSRO). Finance Agency regulations include a limit on the amount of unsecured credit the FHLB may extend to a counterparty. At September 30, 2025 and December 31, 2024, all investments in interest-bearing deposits and Federal funds sold were repaid or expected to be repaid according to their respective contractual terms. No allowance for credit losses was recorded for these assets at September 30, 2025 and December 31, 2024. Carrying values of interest-bearing deposits and Federal funds sold exclude accrued interest receivable of (in thousands) $8,725 and $1,355 as of September 30, 2025, and $9,154 and $590 as of December 31, 2024.

Securities purchased under agreements to resell are short-term and are structured such that they are evaluated regularly to determine if the market value of the underlying securities decreases below the market value required as collateral (i.e., subject to collateral maintenance provisions). If so, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash, generally by the next business day. Based upon the collateral held as security and collateral maintenance provisions with counterparties, the FHLB determined that no allowance for credit losses was needed for its securities purchased under agreements to resell at September 30, 2025 and December 31, 2024. The carrying value of securities purchased under agreements to resell excludes accrued interest receivable of (in thousands) $487 and $1,319 as of September 30, 2025 and December 31, 2024, respectively.

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

Trading Securities

Table 3.1 - Trading Securities by Major Security Types (in thousands)

Fair Value	September 30, 2025	December 31, 2024
Non-mortgage-backed securities (non-MBS):
U.S. Treasury obligations	$1,287,237	$1,248,651
GSE obligations	1,491,123	1,457,242
Total non-MBS	2,778,360	2,705,893
Mortgage-backed securities (MBS):
U.S. obligation single-family	—	2
Total MBS	—	2
Total	$2,778,360	$2,705,895

Table 3.2 - Net Gains (Losses) on Trading Securities (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net unrealized gains (losses) on trading securities held at period end	$8,236	$96,676	$72,466	$69,590
Net gains (losses) on trading securities sold/matured during the period	—	—	—	1,312
Net gains (losses) on trading securities	$8,236	$96,676	$72,466	$70,902

Available-for-Sale Securities

Table 3.3 - Available-for-Sale Securities by Major Security Types (in thousands)

	September 30, 2025
	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-MBS:
U.S. Treasury obligations	$5,698,103	$1,185	$(4,010)	$5,695,278
GSE obligations	112,169	534	—	112,703
Total non-MBS	5,810,272	1,719	(4,010)	5,807,981
MBS:
GSE multi-family	4,971,959	4,919	(35,666)	4,941,212
Total MBS	4,971,959	4,919	(35,666)	4,941,212
Total	$10,782,231	$6,638	$(39,676)	$10,749,193

	December 31, 2024
	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-MBS:
U.S. Treasury obligations	$5,489,303	$1,985	$(2,719)	$5,488,569
GSE obligations	119,640	671	—	120,311
Total non-MBS	5,608,943	2,656	(2,719)	5,608,880
MBS:
GSE multi-family	3,492,966	1,186	(40,297)	3,453,855
Total MBS	3,492,966	1,186	(40,297)	3,453,855
Total	$9,101,909	$3,842	$(43,016)	$9,062,735
(1)Amortized cost of available-for-sale securities includes adjustments made to the cost basis of an investment for accretion, amortization, and/or fair value hedge accounting adjustments, and excludes accrued interest receivable of (in thousands) $41,583 and $29,534 at September 30, 2025 and December 31, 2024, respectively.

Table 3.4 summarizes the available-for-sale securities with gross unrealized losses, which are aggregated by major security type and length of time that individual securities have been in a continuous gross unrealized loss position.

Table 3.4 - Available-for-Sale Securities in a Continuous Gross Unrealized Loss Position (in thousands)

	September 30, 2025
	Less than 12 Months		12 Months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Non-MBS:
U.S. Treasury obligations	$3,616,752	$(2,644)	$863,193	$(1,366)	$4,479,945	$(4,010)
Total non-MBS	3,616,752	(2,644)	863,193	(1,366)	4,479,945	(4,010)
MBS:
GSE multi-family MBS	1,168,679	(5,096)	2,330,380	(30,570)	3,499,059	(35,666)
Total MBS	1,168,679	(5,096)	2,330,380	(30,570)	3,499,059	(35,666)
Total	$4,785,431	$(7,740)	$3,193,573	$(31,936)	$7,979,004	$(39,676)

	December 31, 2024
	Less than 12 Months		12 Months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Non-MBS:
U.S. Treasury obligations	$2,034,543	$(1,456)	$918,782	$(1,263)	$2,953,325	$(2,719)
Total non-MBS	2,034,543	(1,456)	918,782	(1,263)	2,953,325	(2,719)
MBS:
GSE multi-family MBS	1,590,377	(7,822)	1,457,592	(32,475)	3,047,969	(40,297)
Total MBS	1,590,377	(7,822)	1,457,592	(32,475)	3,047,969	(40,297)
Total	$3,624,920	$(9,278)	$2,376,374	$(33,738)	$6,001,294	$(43,016)

Table 3.5 - Available-for-Sale Securities by Contractual Maturity (in thousands)

	September 30, 2025		December 31, 2024
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-MBS:
Due in 1 year or less	$66,567	$66,690	$9,900	$9,924
Due after 1 year through 5 years	5,733,353	5,730,819	5,589,159	5,588,968
Due after 5 years through 10 years	10,352	10,472	9,884	9,988
Due after 10 years	—	—	—	—
Total non-MBS	5,810,272	5,807,981	5,608,943	5,608,880
MBS (1)	4,971,959	4,941,212	3,492,966	3,453,855
Total	$10,782,231	$10,749,193	$9,101,909	$9,062,735
(1)MBS are not presented by contractual maturity because their expected maturities will likely differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 3.6 - Interest Rate Payment Terms of Available-for-Sale Securities (in thousands)

	September 30, 2025	December 31, 2024
Amortized cost of non-MBS:
Fixed-rate	$5,810,272	$5,608,943
Total amortized cost of non-MBS	5,810,272	5,608,943
Amortized cost of MBS:
Fixed-rate	4,971,959	3,492,966
Total amortized cost of MBS	4,971,959	3,492,966
Total	$10,782,231	$9,101,909

Realized Gains and Losses. During the three and nine months ended September 30, 2025 the FHLB did not sell any available-for-sale securities. During the three and nine months ended September 30, 2024, for strategic and economic reasons, the FHLB sold a portion of available-for-sale securities. These securities had an amortized cost (determined by the specific identification method) of (in thousands) $977,481 and $2,181,304, respectively. During the three and nine months ended September 30, 2024, proceeds from the sales totaled (in thousands) $977,324 and $2,182,572, respectively, resulting in realized gains (losses) of (in thousands) $(157) and $1,268, respectively.

Held-to-Maturity Securities

Table 3.7 - Held-to-Maturity Securities by Major Security Types (in thousands)

	September 30, 2025
	Amortized Cost (1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
Non-MBS:
U.S. Treasury obligations	$50,341	$45	$—	$50,386
Total non-MBS	50,341	45	—	50,386
MBS:
U.S. obligation single-family	916,579	—	(110,234)	806,345
GSE single-family	4,054,437	56,171	(41,535)	4,069,073
GSE multi-family	10,638,921	1,932	(31,139)	10,609,714
Total MBS	15,609,937	58,103	(182,908)	15,485,132
Total	$15,660,278	$58,148	$(182,908)	$15,535,518

	December 31, 2024
	Amortized Cost (1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
Non-MBS:
U.S. Treasury obligations	$49,948	$17	$—	$49,965
Total non-MBS	49,948	17	—	49,965
MBS:
U.S. obligation single-family	997,725	—	(146,742)	850,983
GSE single-family	3,626,755	11,048	(83,441)	3,554,362
GSE multi-family	10,697,284	3,836	(36,873)	10,664,247
Total MBS	15,321,764	14,884	(267,056)	15,069,592
Total	$15,371,712	$14,901	$(267,056)	$15,119,557

(1)Carrying value equals amortized cost. Amortized cost of held-to-maturity securities includes adjustments made to the cost basis of an investment for accretion and amortization and excludes accrued interest receivable of (in thousands) $51,932 and $56,118 at September 30, 2025 and December 31, 2024, respectively.

Table 3.8 - Held-to-Maturity Securities by Contractual Maturity (in thousands)

	September 30, 2025		December 31, 2024
Year of Maturity	Amortized Cost (1)	Fair Value	Amortized Cost (1)	Fair Value
Non-MBS:
Due in 1 year or less	$50,341	$50,386	$49,948	$49,965
Due after 1 year through 5 years	—	—	—	—
Due after 5 years through 10 years	—	—	—	—
Due after 10 years	—	—	—	—
Total non-MBS	50,341	50,386	49,948	49,965
MBS (2)	15,609,937	15,485,132	15,321,764	15,069,592
Total	$15,660,278	$15,535,518	$15,371,712	$15,119,557
(1)Carrying value equals amortized cost.
(2)MBS are not presented by contractual maturity because their expected maturities will likely differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 3.9 - Interest Rate Payment Terms of Held-to-Maturity Securities (in thousands)

	September 30, 2025	December 31, 2024
Amortized cost of non-MBS:
Fixed-rate	$50,341	$49,948
Total amortized cost of non-MBS	50,341	49,948
Amortized cost of MBS:
Fixed-rate	4,858,143	4,501,701
Variable-rate	10,751,794	10,820,063
Total amortized cost of MBS	15,609,937	15,321,764
Total	$15,660,278	$15,371,712

For the nine months ended September 30, 2025 and 2024, the FHLB did not sell any held-to-maturity securities.

Allowance for Credit Losses on Available-for-Sale and Held-to-Maturity Securities

The FHLB evaluates available-for-sale and held-to-maturity investment securities for credit losses on a quarterly basis. The FHLB’s available-for-sale and held-to-maturity securities are U.S. Treasury obligations, GSE obligations, and MBS issued by Fannie Mae, Freddie Mac and Ginnie Mae that are backed by single-family or multi-family mortgage loans. As of September 30, 2025 and December 31, 2024, the FHLB had no allowance for credit loss on any available-for-sale or held-to-maturity securities. For additional information on the FHLB's methodology and evaluation of credit losses on its available-for-sale and held-to-maturity investment securities, see Note 4 - Investments in the FHLB's 2024 Annual Report on Form 10-K.

Note 4 - Advances

The following table presents Advance redemptions by contractual maturity, including index-amortizing Advances, which are presented according to their predetermined amortization schedules.

Table 4.1 - Advances by Redemption Term (dollars in thousands)

	September 30, 2025		December 31, 2024
Redemption Term	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Overdrawn demand deposit accounts	$—	—%	$53	4.51%
Due in 1 year or less	41,551,121	4.51	32,217,458	4.59
Due after 1 year through 2 years	24,883,786	4.38	28,816,073	4.81
Due after 2 years through 3 years	5,663,105	4.07	8,625,464	4.08
Due after 3 years through 4 years	4,849,041	4.55	7,977,928	4.51
Due after 4 years through 5 years	983,865	2.45	635,321	3.57
Thereafter	720,811	3.11	1,272,852	2.54
Total principal amount	78,651,729	4.40	79,545,149	4.57
Commitment fees	(61)		(65)
Discounts	(7,594)		(2,738)
Fair value hedging adjustments	45,875		(197,188)
Fair value option valuation adjustments and accrued interest	4,382		1,207
Total (1)	$78,694,331		$79,346,365
(1)Carrying values exclude accrued interest receivable of (in thousands) $301,291 and $314,958 at September 30, 2025 and December 31, 2024, respectively.

The FHLB offers certain fixed- and variable-rate Advances to members that may be prepaid on specified dates (call dates) without incurring prepayment or termination fees (callable Advances). Other Advances may only be prepaid subject to a prepayment fee paid to the FHLB that makes the FHLB financially indifferent to the prepayment of the Advance.

Table 4.2 - Advances by Redemption Term or Next Call Date (in thousands)

Redemption Term or Next Call Date	September 30, 2025	December 31, 2024
Overdrawn demand deposit accounts	$—	$53
Due in 1 year or less	54,079,212	45,727,929
Due after 1 year through 2 years	12,384,362	15,343,693
Due after 2 years through 3 years	9,645,485	12,616,040
Due after 3 years through 4 years	837,994	3,950,308
Due after 4 years through 5 years	983,865	634,274
Thereafter	720,811	1,272,852
Total principal amount	$78,651,729	$79,545,149

The FHLB also offers putable Advances. With a putable Advance, the FHLB effectively purchases put options from the member that allows the FHLB to terminate the Advance at predetermined dates. The FHLB normally would exercise its put option when interest rates increase relative to contractual rates.

Table 4.3 - Advances by Redemption Term or Next Put Date for Putable Advances (in thousands)

Redemption Term or Next Put Date	September 30, 2025	December 31, 2024
Overdrawn demand deposit accounts	$—	$53
Due in 1 year or less	42,119,121	32,757,458
Due after 1 year through 2 years	24,812,786	28,816,073
Due after 2 years through 3 years	5,578,105	8,590,464
Due after 3 years through 4 years	4,829,041	7,897,928
Due after 4 years through 5 years	966,865	605,321
Thereafter	345,811	877,852
Total principal amount	$78,651,729	$79,545,149

Table 4.4 - Advances by Interest Rate Payment Terms (in thousands)

	September 30, 2025	December 31, 2024
Total fixed-rate (1)	$48,243,726	$49,338,992
Total variable-rate (1)	30,408,003	30,206,157
Total principal amount	$78,651,729	$79,545,149
(1)Payment terms based on current interest rate terms, which reflect any option exercises or rate conversions that have occurred subsequent to the related Advance issuance.

Credit Risk Exposure and Security Terms

The FHLB manages its credit exposure to Advances through an integrated approach that includes establishing a credit limit for each borrower and ongoing review of each borrower's financial condition, coupled with collateral and lending policies to limit risk of loss while balancing borrowers' needs for a reliable source of funding. For additional information on the FHLB's credit risk management practices, borrower eligibility, and collateral requirements for Advances, see Note 5 - Advances in the FHLB's 2024 Annual Report on Form 10-K.

The FHLB considers each borrower's ability to repay, payment status, as well as the types and levels of collateral to be the primary indicators of credit quality for its credit products. At September 30, 2025 and December 31, 2024, the FHLB did not have any Advances that were past due, in non-accrual status or considered impaired. In addition, there were no modifications of Advances with borrowers experiencing financial difficulty during the nine months ended September 30, 2025 or 2024. At September 30, 2025 and December 31, 2024, the FHLB had rights to collateral on a borrower-by-borrower basis with an estimated value in excess of its outstanding extensions of credit.

Based upon the collateral held as security, its credit extension and collateral policies and the repayment history on Advances, the FHLB did not expect any credit losses on Advances as of September 30, 2025 and, therefore, no allowance for credit losses on Advances was recorded. For the same reasons, the FHLB did not record any allowance for credit losses on Advances at December 31, 2024.

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

September 30, 2025			December 31, 2024
	Principal	% of Total Principal Amount of Advances		Principal	% of Total Principal Amount of Advances
JPMorgan Chase Bank, N.A.	$20,500	26%	JPMorgan Chase Bank, N.A.	$20,000	25%
U.S. Bank, N.A.	13,000	17	U.S. Bank, N.A.	14,500	18
Fifth Third Bank	6,201	8	Fifth Third Bank	5,601	7
Third Federal Savings and Loan Association	4,852	6	Third Federal Savings and Loan Association	4,637	6
The Huntington National Bank	4,506	6	The Huntington National Bank	4,501	6
Total	$49,059	63%	Total	$49,239	62%

Note 5 - Mortgage Loans

Total mortgage loans held for portfolio represent residential mortgage loans under the Mortgage Purchase Program (MPP) that the FHLB's members originate, credit enhance, and then sell to the FHLB. The FHLB does not service any of these loans.

Table 5.1 - Mortgage Loans Held for Portfolio (in thousands)

	September 30, 2025	December 31, 2024
Fixed rate medium-term single-family mortgage loans (1)	$718,967	$542,802
Fixed rate long-term single-family mortgage loans (2)	7,195,109	6,550,097
Total unpaid principal balance	7,914,076	7,092,899
Premiums	178,567	151,414
Discounts	(3,873)	(3,683)
Hedging basis adjustments (3)	7,937	3,901
Total mortgage loans held for portfolio (4)	8,096,707	7,244,531
Allowance for credit losses on mortgage loans	(349)	(331)
Mortgage loans held for portfolio, net	$8,096,358	$7,244,200
(1)Medium-term is defined as an original term of 15 years or less.
(2)Long-term is defined as an original term of greater than 15 years up to 30 years.
(3)Represents the unamortized balance of the mortgage purchase commitments' market values at the time of settlement. The market value of the commitment is included in the basis of the mortgage loan and amortized accordingly.
(4)Excludes accrued interest receivable of (in thousands) $31,671 and $25,903 at September 30, 2025 and December 31, 2024, respectively.

Table 5.2 - Mortgage Loans Held for Portfolio by Collateral/Guarantee Type (in thousands)

	September 30, 2025	December 31, 2024
Conventional mortgage loans	$7,840,935	$7,009,800
Federal Housing Administration (FHA) mortgage loans	73,141	83,099
Total unpaid principal balance	$7,914,076	$7,092,899

Table 5.3 - Members, Including Any Known Affiliates that are Members of the FHLB, and Former Members Selling Five Percent or more of Total Unpaid Principal (dollars in millions)

	September 30, 2025			December 31, 2024
	Principal	% of Total		Principal	% of Total
Union Savings Bank	$1,646	21%	Union Savings Bank	$1,472	21%
FirstBank	675	9	FirstBank	688	10
LCNB National Bank	440	6	LCNB National Bank	441	6
Guardian Savings Bank FSB	439	6	Guardian Savings Bank FSB	402	6
The Huntington National Bank	398	5	The Huntington National Bank	389	5

Credit Risk Exposure

The FHLB manages credit risk exposure for conventional mortgage loans primarily though conservative underwriting and purchasing loans with characteristics consistent with favorable expected credit performance and by applying various credit enhancements. The conventional mortgage loans under the MPP are primarily supported by some combination of credit enhancements (primary mortgage insurance (PMI) and the Lender Risk Account (LRA), including pooled LRA for those members participating in an aggregated MPP pool). These credit enhancements apply after a homeowner’s equity is exhausted. For additional information on credit enhancements, see Note 6 - Mortgage Loans in the FHLB's 2024 Annual Report on Form 10-K.

Payment Status of Mortgage Loans. The key credit quality indicator for conventional mortgage loans is payment status, which allows the FHLB to monitor borrower performance. Past due loans are those where the borrower has failed to make a full payment of principal and interest within one month of its due date. Table 5.4 presents the payment status of conventional mortgage loans.

Table 5.4 - Credit Quality Indicator of Conventional Mortgage Loans (in thousands)

	September 30, 2025
	Origination Year
Payment status, at amortized cost:	Prior to 2021	2021 to September 30, 2025	Total
Past due 30-59 days	$15,900	$12,879	$28,779
Past due 60-89 days	3,646	2,169	5,815
Past due 90 days or more	4,963	3,271	8,234
Total past due mortgage loans	24,509	18,319	42,828
Current mortgage loans	3,657,373	4,322,898	7,980,271
Total conventional mortgage loans	$3,681,882	$4,341,217	$8,023,099

	December 31, 2024
	Origination Year
Payment status, at amortized cost:	Prior to 2020	2020 to 2024	Total
Past due 30-59 days	$16,518	$15,639	$32,157
Past due 60-89 days	4,560	3,370	7,930
Past due 90 days or more	4,968	1,478	6,446
Total past due mortgage loans	26,046	20,487	46,533
Current mortgage loans	2,804,549	4,309,801	7,114,350
Total conventional mortgage loans	$2,830,595	$4,330,288	$7,160,883

Other delinquency statistics include loans in process of foreclosure, serious delinquency rates, loans past due 90 days or more and still accruing interest, and non-accrual loans. Table 5.5 presents other delinquency statistics of mortgage loans.

Table 5.5 - Other Delinquency Statistics (dollars in thousands)

	September 30, 2025
Amortized Cost:	Conventional MPP Loans	FHA Loans	Total
In process of foreclosure (1)	$4,920	$118	$5,038
Serious delinquency rate (2)	0.10%	0.56%	0.11%
Past due 90 days or more still accruing interest (3)	$8,076	$382	$8,458
Loans on non-accrual status (4)	$781	$—	$781

	December 31, 2024
Amortized Cost:	Conventional MPP Loans	FHA Loans	Total
In process of foreclosure (1)	$2,323	$25	$2,348
Serious delinquency rate (2)	0.09%	0.84%	0.10%
Past due 90 days or more still accruing interest (3)	$5,745	$702	$6,447
Loans on non-accrual status (4)	$1,409	$—	$1,409
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
(4)At September 30, 2025 and December 31, 2024, (in thousands) $679 and $1,409, respectively, of conventional MPP loans on non-accrual status do not have a related allowance because these loans were either previously charged off to their expected recoverable value and/or the fair value of the underlying collateral, including any credit enhancements, is greater than the amortized cost of the loans.

The FHLB did not have any real estate owned at September 30, 2025 or December 31, 2024.

Allowance for Credit Losses. At September 30, 2025 and December 31, 2024 the FHLB's allowance for credit losses on its conventional mortgage loans held for portfolio was (in thousands) $349 and $331, respectively. For additional information on the FHLB's methodology to determine current expected credit losses, see Note 6 - Mortgage Loans in the FHLB's 2024 Annual Report on Form 10-K.

Note 6 - Derivatives and Hedging Activities

Nature of Business Activity

The FHLB is exposed to interest rate risk primarily from the effect of changes in interest rates. The FHLB uses derivatives to manage interest rate risk when it believes they are the most cost-effective alternative to achieve the FHLB's financial and risk management objectives. See Note 7 - Derivatives and Hedging Activities in the FHLB's 2024 Annual Report on Form 10-K for additional information on the FHLB's derivative transactions.

Financial Statement Effect and Additional Financial Information

Table 6.1 summarizes the notional amount and fair value of derivative instruments and total derivative assets and liabilities. Total derivative assets and liabilities include the effect of netting adjustments and cash collateral. For purposes of this disclosure, the derivative values include the fair value of derivatives and the related accrued interest.

Table 6.1 - Fair Value of Derivative Instruments (in thousands)

	September 30, 2025
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as fair value hedging instruments:
Interest rate swaps	$43,558,688	$12,293	$18,733
Derivatives not designated as hedging instruments:
Interest rate swaps	35,414,979	56,842	11,872
Interest rate swaptions	900,000	8,294	—
Forward rate agreements	247,000	386	—
Mortgage delivery commitments	294,556	860	222
Total derivatives not designated as hedging instruments	36,856,535	66,382	12,094
Total derivatives before adjustments	$80,415,223	78,675	30,827
Netting adjustments and cash collateral (1)		(72,767)	(16,199)
Total derivative assets and total derivative liabilities		$5,908	$14,628

	December 31, 2024
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as fair value hedging instruments:
Interest rate swaps	$45,388,585	$9,101	$13,995
Derivatives not designated as hedging instruments:
Interest rate swaps	19,966,198	52,099	8,776
Interest rate swaptions	350,000	7,521	—
Mortgage delivery commitments	26,193	7	121
Total derivatives not designated as hedging instruments	20,342,391	59,627	8,897
Total derivatives before adjustments	$65,730,976	68,728	22,892
Netting adjustments and cash collateral (1)		(2,961)	(19,308)
Total derivative assets and total derivative liabilities		$65,767	$3,584

(1)Amounts represent the application of the netting requirements that allow the FHLB to settle positive and negative positions, and also cash collateral, including accrued interest, held or placed by the FHLB with the same clearing agent and/or counterparty. Cash collateral posted, including accrued interest, was (in thousands) $4,787 and $60,978 at September 30, 2025 and December 31, 2024, respectively. Cash collateral received, including accrued interest, was (in thousands) $61,355 and $44,631 at September 30, 2025 and December 31, 2024, respectively.

Table 6.2 presents the impact of qualifying fair value hedging relationships on net interest income as well as the total interest income (expense) by product.

Table 6.2 - Impact of Fair Value Hedging Relationships on Net Interest Income (in thousands)

	Three Months Ended September 30, 2025
	Advances	Available-for-Sale Securities	Consolidated Bonds
Total interest income (expense) recorded in the Statements of Income	$929,009	$130,856	$(1,149,459)
Impact of Fair Value Hedging Relationships
Interest rate swaps:
Net interest settlements	$36,383	$62,741	$(1,565)
Gain (loss) on derivatives	(12,251)	(56,078)	1,457
Gain (loss) on hedged items	11,976	55,567	(1,375)
Price alignment amount (1)	(204)	(5,283)	(76)
Effect on net interest income	$35,904	$56,947	$(1,559)

	Three Months Ended September 30, 2024
	Advances	Available-for-Sale Securities	Consolidated Bonds
Total interest income (expense) recorded in the Statements of Income	$1,099,084	$142,007	$(1,304,683)
Impact of Fair Value Hedging Relationships
Interest rate swaps:
Net interest settlements	$113,033	$87,959	$(7,291)
Gain (loss) on derivatives	(620,482)	(380,738)	35,828
Gain (loss) on hedged items	620,779	384,762	(35,758)
Price alignment amount (1)	(1,912)	(8,670)	(75)
Effect on net interest income	$111,418	$83,313	$(7,296)

	Nine Months Ended September 30, 2025
	Advances	Available-for-Sale Securities	Consolidated Bonds
Total interest income (expense) recorded in the Statements of Income	$2,868,453	$366,327	$(3,438,556)
Impact of Fair Value Hedging Relationships
Interest rate swaps:
Net interest settlements	$108,143	$183,467	$(4,719)
Gain (loss) on derivatives	(243,313)	(363,735)	17,641
Gain (loss) on hedged items	243,211	366,154	(17,835)
Price alignment amount (1)	(2,110)	(20,397)	(252)
Effect on net interest income	$105,931	$165,489	$(5,165)

	Nine Months Ended September 30, 2024
	Advances	Available-for-Sale Securities	Consolidated Bonds
Total interest income (expense) recorded in the Statements of Income	$3,235,711	$415,982	$(3,680,636)
Impact of Fair Value Hedging Relationships
Interest rate swaps:
Net interest settlements	$326,416	$272,861	$(24,320)
Gain (loss) on derivatives	(314,268)	(219,557)	18,528
Gain (loss) on hedged items	314,266	224,329	(18,497)
Price alignment amount (1)	(13,551)	(35,509)	32
Effect on net interest income	$312,863	$242,124	$(24,257)
(1)    This amount is for derivatives for which variation margin is characterized as a daily settled contract.

Table 6.3 presents the cumulative basis adjustments on hedged items designated as fair value hedges and the related amortized cost of the hedged items.

Table 6.3 - Cumulative Basis Adjustments for Fair Value Hedges (in thousands)

	September 30, 2025
	Advances	Available-for-Sale Securities	Consolidated Bonds
Amortized cost of hedged asset or liability (1)	$29,853,321	$10,748,391	$2,608,270
Fair value hedging adjustments
Basis adjustments for active hedging relationships included in amortized cost	$45,514	$(375,653)	$12,448
Basis adjustments for discontinued hedging relationships included in amortized cost	361	(8,597)	—
Total amount of fair value hedging basis adjustments	$45,875	$(384,250)	$12,448

	December 31, 2024
	Advances	Available-for-Sale Securities	Consolidated Bonds
Amortized cost of hedged asset or liability (1)	$32,954,860	$9,070,467	$2,399,539
Fair value hedging adjustments
Basis adjustments for active hedging relationships included in amortized cost	$(198,618)	$(764,833)	$(5,386)
Basis adjustments for discontinued hedging relationships included in amortized cost	1,430	14,429	—
Total amount of fair value hedging basis adjustments	$(197,188)	$(750,404)	$(5,386)
(1)     Includes only the portion of amortized cost representing the hedged items in active or discontinued fair value hedging relationships. Amortized cost includes fair value hedging adjustments.

Table 6.4 presents net gains (losses) recorded in non-interest income (loss) on derivatives not designated as hedging instruments.

Table 6.4 - Net Gains (Losses) Recorded in Non-interest Income (Loss) on Derivatives Not Designated as Hedging Instruments (in thousands)

	Three Months Ended September 30,
	2025	2024
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	$(4,731)	$(85,878)
Interest rate swaptions	(3,721)	(1,253)
Forward rate agreements	(1,252)	—
Net interest settlements	(425)	6,722
Mortgage delivery commitments	2,937	802
Total net gains (losses) related to derivatives not designated as hedging instruments	(7,192)	(79,607)
Price alignment amount (1)	(288)	(598)
Net gains (losses) on derivatives	$(7,480)	$(80,205)

	Nine Months Ended September 30,
	2025	2024
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	$(81,633)	$(66,122)
Interest rate swaptions	(9,725)	(554)
Forward rate agreements	(2,001)	—
Net interest settlements	16,520	19,200
Mortgage delivery commitments	5,589	(393)
Total net gains (losses) related to derivatives not designated as hedging instruments	(71,250)	(47,869)
Price alignment amount (1)	(1,688)	(3,947)
Net gains (losses) on derivatives	$(72,938)	$(51,816)
(1)    This amount is for derivatives for which variation margin is characterized as a daily settled contract.

Credit Risk on Derivatives

The FHLB is subject to credit risk given the risk of non-performance by counterparties to its derivative transactions and manages credit risk through use of clearing agents and central counterparties, credit analyses of derivative counterparties, collateral requirements and adherence to the requirements set forth in its policies, U.S. Commodity Futures Trading Commission regulations, and Finance Agency regulations.

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

Table 6.5 - Offsetting of Derivative Assets and Derivative Liabilities (in thousands)

	September 30, 2025
	Derivative Instruments Meeting Netting Requirements				Non-cash Collateral Not Offset
	Gross Recognized Amount	Gross Amount of Netting Adjustments and Cash Collateral	Derivative Instruments Not Meeting Netting Requirements (1)	Total Derivative Assets and Total Derivative Liabilities	Can Be Sold or Repledged	Net Amount (2)(3)
Derivative Assets:
Uncleared	$76,348	$(71,300)	$860	$5,908	$70	$5,838
Cleared	1,467	(1,467)	—	—	—	—
Total				$5,908		$5,838
Derivative Liabilities:
Uncleared	$15,769	$(14,711)	$222	$1,280	$—	$1,280
Cleared	14,836	(1,488)	—	13,348	13,348	—
Total				$14,628		$1,280

	December 31, 2024
	Derivative Instruments Meeting Netting Requirements				Non-cash Collateral Not Offset
	Gross Recognized Amount	Gross Amount of Netting Adjustments and Cash Collateral	Derivative Instruments Not Meeting Netting Requirements (1)	Total Derivative Assets and Total Derivative Liabilities	Can Be Sold or Repledged	Net Amount (2)
Derivative Assets:
Uncleared	$62,243	$(60,404)	$7	$1,846	$—	$1,846
Cleared	6,478	57,443	—	63,921	—	63,921
Total				$65,767		$65,767
Derivative Liabilities:
Uncleared	$21,598	$(18,135)	$121	$3,584	$—	$3,584
Cleared	1,173	(1,173)	—	—	—	—
Total				$3,584		$3,584
(1)    Includes mortgage delivery commitments that are not subject to an enforceable netting agreement.
(2)    Any over-collateralization at the individual clearing agent and/or counterparty level is not included in the determination of the net amount. At September 30, 2025 and December 31, 2024, the FHLB had additional net credit exposure of (in thousands) $860,616 and $838,490, respectively, due to instances where the FHLB's non-cash collateral to a counterparty exceeded the FHLB's net derivative position.
(3)    The amount of non-cash collateral for uncleared derivatives included in the determination of the net amount is limited to the amount needed to secure the FHLB's or counterparties' uncleared exposure. In addition to the additional net credit exposure included in footnote 2 to this table, the FHLB received excess non-cash collateral with a fair value of (in thousands) $16 at September 31, 2025.

Note 7- Consolidated Obligations

Consolidated Obligations consist of Consolidated Bonds and Discount Notes. The 11 FHLBanks have joint and several liability for the par amount of all of the Consolidated Obligations issued on their behalves. The par amount of the outstanding Consolidated Obligations for all of the FHLBanks was (in billions) $1,184.1 and $1,193.0 at September 30, 2025 and December 31, 2024, respectively.

Table 7.1 - Consolidated Discount Notes Outstanding (dollars in thousands)

	Carrying Value	Principal Amount	Weighted Average Interest Rate (1)
September 30, 2025	$28,652,452	$28,918,933	3.99%
December 31, 2024	$19,508,823	$19,602,106	4.45%
(1)Represents an implied rate without consideration of concessions.

Table 7.2 - Consolidated Bonds Outstanding by Original Contractual Maturity (dollars in thousands)

	September 30, 2025		December 31, 2024
Year of Original Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$68,443,155	4.07%	$66,507,655	4.32%
Due after 1 year through 2 years	18,120,550	4.08	27,564,000	4.45
Due after 2 years through 3 years	1,402,000	3.40	2,129,300	2.64
Due after 3 years through 4 years	1,488,500	3.68	1,544,500	3.42
Due after 4 years through 5 years	1,746,500	4.08	1,028,000	4.01
Thereafter	6,118,640	4.39	4,969,140	3.99
Total principal amount	97,319,345	4.08	103,742,595	4.29
Premiums	42,943		44,607
Discounts	(30,564)		(29,804)
Fair value hedging adjustments	12,448		(5,386)
Fair value option valuation adjustment and accrued interest	97,961		65,788
Total	$97,442,133		$103,817,800

Table 7.3 - Consolidated Bonds Outstanding by Call Features (in thousands)

	September 30, 2025	December 31, 2024
Principal Amount of Consolidated Bonds:
Non-callable	$67,356,640	$67,952,140
Callable	29,962,705	35,790,455
Total principal amount	$97,319,345	$103,742,595

Table 7.4 - Consolidated Bonds Outstanding by Original Contractual Maturity or Next Call Date (in thousands)

Year of Original Contractual Maturity or Next Call Date	September 30, 2025	December 31, 2024
Due in 1 year or less	$88,081,705	$94,002,455
Due after 1 year through 2 years	2,540,500	3,602,000
Due after 2 years through 3 years	1,458,000	700,500
Due after 3 years through 4 years	1,213,500	1,119,500
Due after 4 years through 5 years	818,500	823,000
Thereafter	3,207,140	3,495,140
Total principal amount	$97,319,345	$103,742,595

Table 7.5 - Consolidated Bonds by Interest-rate Payment Type (in thousands)

	September 30, 2025	December 31, 2024
Principal Amount of Consolidated Bonds:
Fixed-rate	$30,933,345	$21,438,595
Variable-rate	66,386,000	82,304,000
Total principal amount	$97,319,345	$103,742,595

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

Table 8.1 - Rollforward of the AHP Liability (in thousands)

AHP liability balance, at December 31, 2024	$171,224
Statutory AHP assessment	48,879
Supplemental voluntary AHP expense	2,999
Direct grant subsidy disbursements, net (1)	(39,236)
AHP liability balance, at September 30, 2025	$183,866
(1)     Includes disbursements for both statutory and voluntary AHP grant subsidies.

Voluntary contributions to support other housing and community investments (non-AHP) are recorded within Other Liabilities on the Statements of Condition.

Table 8.2 - Rollforward of the Voluntary Contribution Liability (Non-AHP) (in thousands)

Voluntary contribution liability balance, at December 31, 2024	$543
Voluntary other housing and community investment expenses (non-AHP)	20,830
Voluntary grants and donations, net	(9,252)
Loan subsidies (1)	(7,098)
Voluntary contribution liability balance, at September 30, 2025	$5,023
(1)Includes subsidies associated with Advances.

Note 9 - Capital

Table 9.1 - Capital Requirements (dollars in thousands)

	September 30, 2025		December 31, 2024
	Minimum Requirement	Actual	Minimum Requirement	Actual
Risk-based capital	$1,149,971	$6,829,546	$1,319,952	$6,789,335
Capital-to-assets ratio (regulatory)	4.00%	5.05%	4.00%	5.13%
Regulatory capital	$5,404,758	$6,829,546	$5,293,104	$6,789,335
Leverage capital-to-assets ratio (regulatory)	5.00%	7.58%	5.00%	7.70%
Leverage capital	$6,755,947	$10,244,319	$6,616,380	$10,184,003

Restricted Retained Earnings. At September 30, 2025 and December 31, 2024 the FHLB had (in thousands) $902,970 and $815,335, respectively, in restricted retained earnings. These restricted retained earnings are not available to pay dividends but are available to absorb unexpected losses, if any, that an FHLBank may experience.

Table 9.2 - Rollforward of Mandatorily Redeemable Capital Stock (in thousands)

Balance, December 31, 2024	$14,384
Capital stock subject to mandatory redemption reclassified from equity	44,899
Repurchase/redemption of mandatorily redeemable capital stock	(38,405)
Balance, September 30, 2025	$20,878

Table 9.3 - Mandatorily Redeemable Capital Stock by Contractual Year of Redemption (in thousands)

Contractual Year of Redemption	September 30, 2025	December 31, 2024
Year 1	$27	$—
Year 2	4,451	4,170
Year 3	1,279	2,696
Year 4	270	1,466
Year 5	10,083	331
Past contractual redemption date due to remaining activity (1)	4,768	5,721
Total	$20,878	$14,384
(1)Represents mandatorily redeemable capital stock that is past the end of the contractual redemption period because there is activity outstanding to which the mandatorily redeemable capital stock relates.

Note 10 - Accumulated Other Comprehensive Income (Loss)

The following tables summarize the changes in accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2025 and 2024.

Table 10.1 - Accumulated Other Comprehensive Income (Loss) (in thousands)

	Net unrealized gains (losses) on available-for-sale securities	Pension and postretirement benefits	Total accumulated other comprehensive income (loss)
BALANCE, JUNE 30, 2024	$(23,717)	$(1,422)	$(25,139)
Other comprehensive income before reclassification:
Net unrealized gains (losses)	(25,006)	—	(25,006)
Reclassifications from other comprehensive income (loss) to net income:
Net realized (gains) losses from sale of available-for-sale securities	157	—	157
Amortization - pension and postretirement benefits (1)	—	(91)	(91)
Net current period other comprehensive income (loss)	(24,849)	(91)	(24,940)
BALANCE, SEPTEMBER 30, 2024	$(48,566)	$(1,513)	$(50,079)

BALANCE, JUNE 30, 2025	$(59,789)	$947	$(58,842)
Other comprehensive income before reclassification:
Net unrealized gains (losses)	26,751	—	26,751
Reclassifications from other comprehensive income (loss) to net income:
Amortization - pension and postretirement benefits (1)	—	(98)	(98)
Net current period other comprehensive income (loss)	26,751	(98)	26,653
BALANCE, SEPTEMBER 30, 2025	$(33,038)	$849	$(32,189)

	Net unrealized gains (losses) on available-for-sale securities	Pension and postretirement benefits	Total accumulated other comprehensive income (loss)
BALANCE, DECEMBER 31, 2023	$(75,997)	$(1,340)	$(77,337)
Other comprehensive income before reclassification:
Net unrealized gains (losses)	28,699	—	28,699
Reclassifications from other comprehensive income (loss) to net income:
Net realized (gains) losses from sale of available-for-sale securities	(1,268)	—	(1,268)
Amortization - pension and postretirement benefits (1)	—	(173)	(173)
Net current period other comprehensive income (loss)	27,431	(173)	27,258
BALANCE, SEPTEMBER 30, 2024	$(48,566)	$(1,513)	$(50,079)

BALANCE, DECEMBER 31, 2024	$(39,174)	$968	$(38,206)
Other comprehensive income before reclassification:
Net unrealized gains (losses)	6,136	—	6,136
Net actuarial gains (losses)	—	174	174
Reclassifications from other comprehensive income (loss) to net income:
Amortization - pension and postretirement benefits (1)	—	(293)	(293)
Net current period other comprehensive income (loss)	6,136	(119)	6,017
BALANCE, SEPTEMBER 30, 2025	$(33,038)	$849	$(32,189)
(1)Included in Non-Interest Expense - Other in the Statements of Income.

Note 11 - Segment Information

The FHLB has identified two primary segments based on its method of internal reporting: Traditional Member Finance and the MPP. These segments reflect the FHLB's two primary Mission Asset Activities and identify the principal ways the FHLB provides services to member stockholders. The FHLB's chief operating decision maker (CODM) is the President and Chief Executive Officer. When evaluating segment performance, the CODM primarily considers each segment's net interest income, non-interest expenses and, ultimately, net income. The CODM uses the reported segments' financial performance as shown in Table 11.1 to manage the development, product delivery, resource allocation, pricing, and operational administration of the FHLB's Mission Assets and Activities. When making resource allocation decisions, the CODM considers these profitability measures in the context of the historical, current and expected risk profile of each segment and the FHLB's entire balance sheet.

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

Table 11.1 - Financial Performance by Operating Segment (in thousands)

	Three Months Ended September 30,
	Traditional Member Finance	MPP	Total
2025
Total interest income	$1,502,699	$76,734	$1,579,433
Total interest expense	1,321,744	61,533	1,383,277
Net interest income (loss)	180,955	15,201	196,156
Non-interest income (loss)	947	(2,003)	(1,056)
Non-interest expense:
Operating expenses	21,350	2,770	24,120
Voluntary housing and community investment	4,406	285	4,691
Other	5,886	422	6,308
Total non-interest expense	31,642	3,477	35,119
Income (loss) before assessments	150,260	9,721	159,981
Affordable Housing Program assessments	15,075	972	16,047
Net income (loss)	$135,185	$8,749	$143,934
2024
Total interest income	$1,695,845	$71,867	$1,767,712
Total interest expense	1,511,329	47,658	1,558,987
Net interest income (loss)	184,516	24,209	208,725
Non-interest income (loss)	9,327	(452)	8,875
Non-interest expense:
Operating expenses	20,644	2,478	23,122
Voluntary housing and community investment	5,863	726	6,589
Other	5,079	466	5,545
Total non-interest expense	31,586	3,670	35,256
Income (loss) before assessments	162,257	20,087	182,344
Affordable Housing Program assessments	16,261	2,009	18,270
Net income (loss)	$145,996	$18,078	$164,074

	Nine Months Ended September 30,
	Traditional Member Finance	MPP	Total
2025
Total interest income	$4,509,770	$215,030	$4,724,800
Total interest expense	3,976,388	163,393	4,139,781
Net interest income (loss)	533,382	51,637	585,019
Non-interest income (loss)	24,025	(6,082)	17,943
Non-interest expense:
Operating expenses	65,903	7,921	73,824
Voluntary housing contributions	22,106	1,723	23,829
Other	16,927	1,328	18,255
Total non-interest expense	104,936	10,972	115,908
Income (loss) before assessments	452,471	34,583	487,054
Affordable Housing Program assessments	45,421	3,458	48,879
Net income (loss)	$407,050	$31,125	$438,175
2024
Total interest income	$4,910,322	$199,318	$5,109,640
Total interest expense	4,371,653	127,628	4,499,281
Net interest income (loss)	538,669	71,690	610,359
Non-interest income (loss)	21,991	(948)	21,043
Non-interest expense:
Operating expenses	62,813	7,600	70,413
Voluntary housing contributions	33,915	4,471	38,386
Other	17,172	670	17,842
Total non-interest expense	113,900	12,741	126,641
Income (loss) before assessments	446,760	58,001	504,761
Affordable Housing Program assessments	44,788	5,800	50,588
Net income (loss)	$401,972	$52,201	$454,173

Table 11.2 - Asset Balances by Operating Segment (in thousands)

	Assets
	Traditional Member Finance	MPP	Total
September 30, 2025	$126,908,012	$8,210,935	$135,118,947
December 31, 2024	124,721,757	7,605,840	132,327,597

Note 12 - Fair Value Disclosures

Summary of Valuation Methodologies and Primary Inputs.
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

The valuation methodologies and primary inputs used to develop the measurement of fair value for assets and liabilities that are measured at fair value on a recurring or nonrecurring basis in the Statements of Condition are disclosed in Note 15 - Fair Value Disclosures in the FHLB's 2024 Annual Report on Form 10-K. There have been no significant changes in the fair value hierarchy classification of financial assets and liabilities, valuation methodologies, or significant inputs during the nine months ended September 30, 2025.

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

Table 12.1 - Fair Value Summary (in thousands)

	September 30, 2025
		Fair Value
Financial Instruments	Carrying Value (1)	Total	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral (2)
Assets:
Cash and due from banks	$5,774	$5,774	$5,774	$—	$—	$—
Interest-bearing deposits	2,440,166	2,440,166	—	2,440,166	—	—
Securities purchased under agreements to resell	4,250,000	4,250,000	—	4,250,000	—	—
Federal funds sold	11,936,000	11,936,000	—	11,936,000	—	—
Trading securities	2,778,360	2,778,360	—	2,778,360	—	—
Available-for-sale securities	10,749,193	10,749,193	—	10,749,193	—	—
Held-to-maturity securities	15,660,278	15,535,518	—	15,535,518	—	—
Advances (3)	78,694,331	78,790,424	—	78,790,424	—	—
Mortgage loans held for portfolio	8,096,358	7,544,819	—	7,536,681	8,138	—
Accrued interest receivable	465,433	465,433	—	465,433	—	—
Derivative assets	5,908	5,908	—	78,675	—	(72,767)
Liabilities:
Deposits	1,202,914	1,202,957	—	1,202,957	—	—
Consolidated Obligations:
Discount Notes (4)	28,652,452	28,655,468	—	28,655,468	—	—
Bonds (5)	97,442,133	97,138,594	—	97,138,594	—	—
Mandatorily redeemable capital stock	20,878	20,878	20,878	—	—	—
Accrued interest payable	498,456	498,456	—	498,456	—	—
Derivative liabilities	14,628	14,628	—	30,827	—	(16,199)
(1)For certain financial instruments, the amounts represent net carrying value, which include an allowance for credit losses.
(2)Amounts represent the application of the netting requirements that allow the FHLB to settle positive and negative positions and also cash collateral and related accrued interest held or placed by the FHLB with the same counterparty.
(3)Includes (in thousands) $296,474 of Advances recorded under the fair value option at September 30, 2025.
(4)Includes (in thousands) $15,749,625 of Consolidated Obligation Discount Notes recorded under the fair value option at September 30, 2025.
(5)Includes (in thousands) $15,425,116 of Consolidated Obligation Bonds recorded under the fair value option at September 30, 2025.

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

Fair Value Measurements.

Table 12.2 presents the fair value of financial assets and liabilities that are recorded on a recurring basis at September 30, 2025 and December 31, 2024, by level within the fair value hierarchy.

Table 12.2 - Fair Value Measurements (in thousands)

	Fair Value Measurements at September 30, 2025
	Total	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral (1)
Recurring fair value measurements - Assets
Trading securities:
U.S. Treasury obligations	$1,287,237	$—	$1,287,237	$—	$—
GSE obligations	1,491,123	—	1,491,123	—	—
Total trading securities	2,778,360	—	2,778,360	—	—
Available-for-sale securities:
U.S. Treasury obligations	5,695,278	—	5,695,278	—	—
GSE obligations	112,703	—	112,703	—	—
GSE multi-family MBS	4,941,212	—	4,941,212	—	—
Total available-for-sale securities	10,749,193	—	10,749,193	—	—
Advances	296,474	—	296,474	—	—
Derivative assets:
Interest rate related	2,525	—	77,429	—	(74,904)
Forward rate agreements	2,523	—	386	—	2,137
Mortgage delivery commitments	860	—	860	—	—
Total derivative assets	5,908	—	78,675	—	(72,767)
Total assets at fair value	$13,829,935	$—	$13,902,702	$—	$(72,767)

Recurring fair value measurements - Liabilities
Consolidated Obligations:
Discount Notes	$15,749,625	$—	$15,749,625	$—	$—
Bonds	15,425,116	—	15,425,116	—	—
Total Consolidated Obligations	31,174,741	—	31,174,741	—	—
Derivative liabilities:
Interest rate related	14,406	—	30,605	—	(16,199)
Mortgage delivery commitments	222	—	222	—	—
Total derivative liabilities	14,628	—	30,827	—	(16,199)
Total liabilities at fair value	$31,189,369	$—	$31,205,568	$—	$(16,199)
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

Fair Value Option. The FHLB has elected the fair value option for certain financial instruments to mitigate the potential income statement volatility that can arise from economic hedging relationships in which the carrying value of the hedged item is not adjusted for changes in fair value. The interest income and interest expense on Advances and Consolidated Obligations carried at fair value are recognized based solely on the contractual amount of interest due or unpaid. Any transaction fees or costs are immediately recognized into other non-interest income or other non-interest expense. For Advances and Consolidated Obligations recorded under the fair value option, the FHLB determined none of the remaining changes in fair value were related to instrument-specific credit risk for the three and nine months ended September 30, 2025 and 2024.

Table 12.3 presents net gains (losses) recognized in earnings related to financial assets and liabilities in which the fair value option was elected during the three and nine months ended September 30, 2025 and 2024.

Table 12.3 – Fair Value Option - Financial Assets and Liabilities (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
Net Gains (Losses) from Changes in Fair Value Recognized in Earnings	2025	2024	2025	2024
Advances	$(334)	$7,079	$3,173	$2,254
Consolidated Discount Notes	(6,000)	(4,994)	(3,943)	(29)
Consolidated Bonds	(3,470)	(17,595)	(4,797)	(25,590)
Total net gains (losses)	$(9,804)	$(15,510)	$(5,567)	$(23,365)

The following table reflects the difference between the aggregate unpaid principal balance outstanding and the aggregate fair value for Advances and Consolidated Obligations for which the fair value option has been elected.

Table 12.4 – Aggregate Unpaid Balance and Aggregate Fair Value (in thousands)

	September 30, 2025			December 31, 2024
	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Aggregate Fair Value Over/(Under) Aggregate Unpaid Principal Balance	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Aggregate Fair Value Over/(Under) Aggregate Unpaid Principal Balance
Advances	$292,092	$296,474	$4,382	$280,092	$281,299	$1,207
Consolidated Discount Notes	15,925,969	15,749,625	(176,344)	8,717,688	8,670,557	(47,131)
Consolidated Bonds	15,327,155	15,425,116	97,961	7,258,655	7,324,443	65,788

Note 13 - Commitments and Contingencies

Off-Balance Sheet Commitments. Table 13.1 represents off-balance sheet commitments at September 30, 2025 and December 31, 2024. The FHLB has deemed it unnecessary to record any liabilities for credit losses on these commitments at September 30, 2025 and December 31, 2024, based on its credit extension and collateral policies.

Table 13.1 - Off-Balance Sheet Commitments (in thousands)

	September 30, 2025			December 31, 2024
Notional Amount	Expire within one year	Expire after one year	Total	Expire within one year	Expire after one year	Total
Letters of Credit	$44,708,687	$438,031	$45,146,718	$48,399,746	$514,758	$48,914,504
Commitments to purchase mortgage loans	294,556	—	294,556	26,193	—	26,193
Unsettled Consolidated Bonds, principal amount (1)	245,000	—	245,000	1,025,000	—	1,025,000
Unsettled Consolidated Discount Notes, principal amount (1)	1,400,000	—	1,400,000	131,561	—	131,561
(1)Expiration is based on settlement period rather than underlying contractual maturity of Consolidated Obligations.

The carrying value of guarantees related to Letters of Credit are recorded in other liabilities and were (in thousands) $11,374 and $12,276 at September 30, 2025 and December 31, 2024.

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

Note 14 - Transactions with Other FHLBanks

The FHLB notes transactions with other FHLBanks on the face of its financial statements. Occasionally, the FHLB loans short-term funds to and borrows short-term funds from other FHLBanks. These loans and borrowings are transacted at current market rates when traded. There were no such loans or borrowings outstanding at September 30, 2025 or December 31, 2024. The following table details the average daily balance of lending and borrowing between the FHLB and other FHLBanks for the nine months ended September 30, 2025 and 2024.

Table 14.1 - Lending and Borrowing Between the FHLB and Other FHLBanks (in thousands)

	Average Daily Balances for the Nine Months Ended September 30,
	2025	2024
Loans to other FHLBanks	$6,780	$5,493
Borrowings from other FHLBanks	3,864	18

In addition, from time to time, one FHLBank may transfer to another FHLBank the Consolidated Obligations (at current market rates on the day when the transfer is traded) for which the transferring FHLBank was originally the primary obligor but upon transfer the assuming FHLBank becomes the primary obligor. There were no Consolidated Obligations transferred to the FHLB during the nine months ended September 30, 2025 or 2024. The FHLB had no Consolidated Obligations transferred to other FHLBanks during the nine months ended September 30, 2025. During the nine months ended September 30, 2024 the FHLB transferred Consolidated Obligations with a par amount of (in thousands) $1,000 to another FHLBank. The gain on this transfer during the nine months ended September 30, 2024 was not material.

Note 15 - Transactions with Stockholders

Transactions with Directors' Financial Institutions. In the ordinary course of its business, the FHLB provides products and services to members whose officers or directors serve as directors of the FHLB (Directors' Financial Institutions). Finance Agency regulations require that transactions with Directors' Financial Institutions be made on the same terms as those with any other member. The following table reflects balances with Directors' Financial Institutions for the items indicated below. The FHLB had no MBS or derivatives transactions with Directors' Financial Institutions at September 30, 2025 or December 31, 2024.

Table 15.1 - Transactions with Directors' Financial Institutions (dollars in millions)

	September 30, 2025		December 31, 2024
	Balance	% of Total (1)	Balance	% of Total (1)
Advances	$10,748	13.7%	$9,157	11.5%
MPP	295	3.7	109	1.5
Regulatory capital stock	625	12.8	497	10.0
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

Table 15.2 - Stockholders Holding Five Percent or more of Regulatory Capital Stock (dollars in millions)

	Regulatory Capital Stock		Advance	MPP Unpaid
September 30, 2025	Balance	% of Total	Principal	Principal Balance
JPMorgan Chase Bank, N.A.	$1,080	22%	$20,500	$—
U.S. Bank, N.A.	633	13	13,000	5
Fifth Third Bank	362	7	6,201	244

	Regulatory Capital Stock		Advance	MPP Unpaid
December 31, 2024	Balance	% of Total	Principal	Principal Balance
JPMorgan Chase Bank, N.A.	$946	19%	$20,000	$—
U.S. Bank, N.A.	763	15	14,500	6
Fifth Third Bank	275	6	5,601	60
Keybank, N.A.	261	5	1,329	—

Nonmember Housing Associates. The FHLB has relationships with three nonmember housing associates, the Kentucky Housing Corporation, the Ohio Housing Finance Agency and the Tennessee Housing Development Agency. The FHLB had no investments in or borrowings to any of these nonmember housing associates at September 30, 2025 or December 31, 2024.

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

EXECUTIVE OVERVIEW

During the first nine months of 2025, we delivered on our dual mission of providing access to ongoing liquidity funding to member financial institutions and supporting affordable housing and community investment. We maintained strong profitability, which enabled us to bolster capital adequacy by increasing retained earnings, to pay a competitive dividend rate to stockholders, and to make meaningful contributions to affordable housing. We exceeded all minimum regulatory capital and liquidity requirements, and we were able to fund operations through the issuance of Consolidated Obligations at acceptable interest costs. Additionally, overall residual credit risk exposure from our Credit Services, mortgage loan portfolio, investments, and derivative transactions remained de minimis. Likewise, our market risk measures continued to be within our risk appetite.

Mission Assets and Activities

Primary Mission Assets (i.e., principal balances of Advances and mortgage loans held for portfolio) and Supplemental Mission Activities (i.e., Letters of Credit and Mandatory Delivery Contracts) are the principal business activities by which we fulfill our mission with direct connections to members and what we refer to as Mission Assets and Activities. We regularly monitor our level of Mission Assets and Activities. One measure we use to assess mission achievement is our Primary Mission Asset ratio, which measures the sum of average Advances and mortgage loans as a percentage of average Consolidated Obligations (adjusted for certain high-quality liquid assets, as permitted by regulation). In the first nine months of 2025, the Primary Mission Asset ratio averaged 73 percent, above the Finance Agency's preferred ratio of 70 percent. In assessing overall mission achievement, we also consider supplemental sources of Mission Assets and Activities, the most significant of which is Letters of Credit issued for the benefit of members.

The following table summarizes our Mission Assets and Activities.

	Ending Balances			Average Balances
	September 30,		December 31,	Nine Months Ended September 30,		Year Ended December 31,
(In millions)	2025	2024	2024	2025	2024	2024
Primary Mission Assets (1):
Advances	$78,652	$79,946	$79,545	$80,872	$75,589	$74,669
Mortgage loans held for portfolio	7,914	7,037	7,093	7,337	7,025	7,032
Total Primary Mission Assets	$86,566	$86,983	$86,638	$88,209	$82,614	$81,701

Supplemental Mission Activities (2):
Letters of Credit (notional)	$45,147	$47,744	$48,915	$46,314	$47,235	$47,458
Mandatory Delivery Contracts (notional)	295	37	26	171	59	60
Total Supplemental Mission Activities	$45,442	$47,781	$48,941	$46,485	$47,294	$47,518
(1)Amounts represent principal balances.
(2)Amounts represent off-balance sheet commitments.

Advance principal balances at September 30, 2025 decreased $0.9 billion from year-end 2024. Average principal Advance balances for the nine months ended September 30, 2025 increased $5.3 billion (seven percent) compared to the same period of 2024 as depository members continued to have a strong demand for liquidity.

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

MPP principal balances increased $0.8 billion (12 percent) from the year-end 2024 balance. During the first nine months of 2025, we purchased $1.4 billion of mortgage loans, while principal reductions were $0.6 billion. Principal reductions in the first nine months of 2025 were limited due in large part to the elevated mortgage rate environment keeping mortgage refinance activity low.

Letters of Credit decreased $3.8 billion (eight percent) from year-end 2024. Letters of Credit balances are primarily used by members to secure public unit deposits. We normally earn fees on Letters of Credit based on the actual average amount of the Letters utilized, which generally is less than the notional amount issued.

Affordable Housing and Community Investment

In addition to providing readily-available, competitively-priced sources of funds to members, one of our core missions is to support affordable housing and community investment. We are statutorily required to set aside a portion of our profits to support affordable housing each year. These funds assist members in serving very low-, low-, and moderate-income households and community economic development. Our net income for the first nine months of 2025 resulted in a statutory assessment of $49 million to the AHP pool of funds available to members in 2026.

Beyond the statutory AHP assessment, the Board of Directors may elect to make voluntary contributions to the AHP or other housing and community investment activities. In 2025, we are committed to making voluntary contributions of $36 million, representing five percent of our 2024 earnings. In the first nine months of 2025, we partially fulfilled our commitment by contributing $21 million to our various voluntary housing and community investment programs. These contributions are recorded in non-interest expense on the Statements of Income, which reduces net income before assessments, and, in turn, reduces the statutory AHP assessment each year. As such, in 2025, we are committed to making supplemental voluntary contributions to the AHP of approximately $4 million to make the total AHP contributions equal to what the statutory AHP assessment would have been in the absence of these effects. Through the first nine months of 2025, we made $3 million in supplemental voluntary AHP contributions.

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

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
(Dollars in millions)	2025	2024	2025	2024	2024
Net income	$144	$164	$438	$454	$608
Return on average equity (ROE)	8.44%	10.01%	8.56%	9.46%	9.48%
Return on average assets	0.42	0.51	0.43	0.49	0.49
Weighted average dividend rate	8.75	9.00	8.83	9.00	9.00
Dividend payout ratio (1)	78.4	63.4	73.5	70.4	70.2
Average Secured Overnight Financing Rate (SOFR)	4.33	5.27	4.33	5.30	5.14
ROE spread to average SOFR	4.11	4.74	4.23	4.16	4.34
Dividend rate spread to average SOFR	4.42	3.73	4.50	3.70	3.86
(1)Dividend payout ratio is dividends declared in the period as a percentage of net income.

Our profitability was strong in the first nine months of 2025, which enabled us to pay a competitive return to stockholders, make meaningful contributions to support affordable housing and community investment and strengthen capital by increasing retained earnings. Net income decreased $20 million in the three-months comparison period and $16 million in the nine-months comparison period. The decreases in net income in both comparison periods were primarily due to lower average interest rates, which decreased the earnings generated from investing the FHLB's capital in interest-earning assets, and lower spreads earned on mortgage loans held for portfolio. The factors decreasing net income were partially offset by the benefit of higher average interest-earning assets and lower voluntary housing and community investment contributions. Voluntary housing and community investment contributions were lower in the first nine months of 2025 primarily due to timing differences. We anticipate that voluntary contributions for all of 2025 will be comparable to the levels recorded in 2024.

We strive to provide a competitive return on members' capital investment in our company through quarterly dividend payments. In September 2025, we paid stockholders a quarterly dividend at an 8.75 percent annualized rate on their capital investment in our company, which was 4.42 percentage points above the third quarter average SOFR. After we paid our quarterly dividend, retained earnings totaled $2.0 billion on September 30, 2025, an increase of six percent from year-end 2024. We believe the amount of retained earnings is sufficient to protect against members' impairment risk of their capital stock investment in the FHLB and to provide the opportunity to stabilize or increase future dividends.

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

							Nine Months Ended September 30,
	Quarter 3 2025		Quarter 2 2025		Quarter 1 2025		2025	2024	Year 2024
	Ending	Average	Ending	Average	Ending	Average	Average	Average	Ending	Average
Federal funds effective	4.09%	4.30%	4.33%	4.33%	4.33%	4.33%	4.32%	5.31%	4.33%	5.14%
SOFR	4.24	4.33	4.45	4.32	4.41	4.33	4.33	5.30	4.49	5.14
2-year U.S. Treasury	3.61	3.73	3.72	3.88	3.89	4.16	3.92	4.46	4.24	4.38
10-year U.S. Treasury	4.15	4.26	4.23	4.36	4.21	4.46	4.36	4.18	4.57	4.21
15-year mortgage current coupon (1)	4.49	4.63	4.67	4.91	4.76	4.97	4.84	4.96	5.11	4.95
30-year mortgage current coupon (1)	5.20	5.40	5.48	5.70	5.51	5.71	5.60	5.58	5.83	5.59

(1)     Current coupon rate of Fannie Mae par mortgage-backed securities (MBS) indications.

On September 30, 2025, the target overnight Federal funds rate was in the range of 4.00 to 4.25 percent, a decrease from the range of 4.25 to 4.50 percent on December 31, 2024 due to a rate cut by the Federal Reserve in the third quarter of 2025. In October 2025, the Federal Reserve decreased the target Federal funds rate to a range of 3.75 to 4.00 percent.

Average overnight rates were approximately 100 basis points lower in the first nine months of 2025 compared to the same period of 2024. Our earnings from capital decreased $22 million in the first nine months of 2025 compared to the same period of 2024 because of the lower average short-term rates. However, this decrease was partially offset by higher average capital balances during the first nine months of 2025.

During the first nine months of 2025 and throughout 2024, the market risk exposure to changing interest rates was low and within policy limits. We believe that longer-term profitability will be competitive, unless interest rates were to increase significantly for a sustained period of time.

Legislative and Regulatory Developments

We are subject to various legal and regulatory requirements and priorities. Certain actions by the current federal executive administration are changing the regulatory environment, including regulatory priorities and areas of focus such as deregulation, which have affected, and likely will continue to affect, certain aspects of our business operations, and could impact our results of operations and reputation.

As of the third quarter of 2025, the Finance Agency has rescinded the regulatory interpretation that had imposed detailed criteria on FHLBank acceptance of municipal securities as eligible collateral and outlined how to determine and verify eligibility of municipal bonds. We are reviewing this rescission and assessing the potential impact on our collateral eligibility policies. In addition, the Finance Agency has withdrawn two proposed rules published in 2024: (i) the proposed rule published in November 2024 that would have amended regulations addressing boards of directors and overall corporate governance of the FHLBanks and the Office of Finance and (ii) the proposed rule published in October 2024 that would have amended our capital requirements by modifying limits on our extensions of unsecured credit. In October 2025, the Finance Agency rescinded several advisory bulletins and certain technical guidance documents. We are reviewing these rescissions and assessing any potential impact they may have on our business operations and policies and procedures.

Considering the changes in the regulatory environment, there is uncertainty with respect to the ultimate result of future regulatory actions and the ultimate impact they may have on us and the FHLBank System. We continue to monitor these actions as they evolve and to evaluate their potential impact on us. See Part I, Item 1A. "Risk Factors" in our 2024 Annual Report on Form 10-K for more discussion.

ANALYSIS OF FINANCIAL CONDITION

Credit Services

Credit Activity and Advance Composition
The table below shows trends in Advance balances by major programs and in the notional amount of Letters of Credit.

(Dollars in millions)	September 30, 2025		December 31, 2024
	Balance	Percent(1)	Balance	Percent(1)
Adjustable/Variable-Rate Indexed:
SOFR	$29,928	38%	$27,745	35%
Other	480	1	2,461	3
Total	30,408	39	30,206	38
Fixed-Rate:
Repurchase based (REPO)	6,735	8	7,384	9
Regular Fixed-Rate	38,782	49	39,637	50
Putable (2)	623	1	615	1
Amortizing/Mortgage Matched	841	1	1,015	1
Other	1,263	2	688	1
Total	48,244	61	49,339	62
Total Advances Principal	$78,652	100%	$79,545	100%

Letters of Credit (notional) (3)	$45,147		$48,915
(1)As a percentage of total Advances principal.
(2)Excludes Putable Advances where the related put options have expired or where the Advance is indexed to a variable-rate. These Advances are classified based on their current terms.
(3)Represents the amount of an off-balance sheet commitment.

The Advance principal balance on September 30, 2025 decreased $0.9 billion compared to year-end 2024. However, average Advance principal balances increased $5.3 billion in the first nine months of 2025 compared to the same period of 2024 indicating that depository members continued to have a strong demand for liquidity. The future levels of Advance balances are difficult to predict and depend on many factors, including changes in the level of liquidity in the financial markets, changes in our members' deposit levels compared to loan growth and the general health of the economy.

Letters of Credit are issued on behalf of members to support certain obligations of members (or members' customers) to third-party beneficiaries. Letters of Credit decreased $3.8 billion (eight percent) in the first nine months of 2025. Letters of Credit usually expire without being drawn upon.

The following tables present principal balances for the five members with the largest Advance borrowings.

(Dollars in millions)
September 30, 2025			December 31, 2024
Name	Principal Amount of Advances	Percent of Total Principal Amount of Advances	Name	Principal Amount of Advances	Percent of Total Principal Amount of Advances
JPMorgan Chase Bank, N.A.	$20,500	26%	JPMorgan Chase Bank, N.A.	$20,000	25%
U.S. Bank, N.A.	13,000	17	U.S. Bank, N.A.	14,500	18
Fifth Third Bank	6,201	8	Fifth Third Bank	5,601	7
Third Federal Savings and Loan Association	4,852	6	Third Federal Savings and Loan Association	4,637	6
The Huntington National Bank	4,506	6	The Huntington National Bank	4,501	6
Total of Top 5	$49,059	63%	Total of Top 5	$49,239	62%

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

The table below shows principal purchases and collections of loans in the MPP for the first nine months of 2025. All loans acquired in the first nine months of 2025 were conventional loans.

(In millions)	MPP Principal
Balance, December 31, 2024	$7,093
Principal purchases	1,391
Principal collections	(570)
Balance, September 30, 2025	$7,914

We closely model and analyze the refinancing incentives of our mortgage assets (including loans in the MPP and MBS) because the option for homeowners to change their principal payments normally represents the largest portion of our market risk exposure and can affect MPP balances. MPP principal paydowns in the first nine months of 2025 equated to a seven percent annual constant prepayment rate a slight increase from the six percent rate during 2024. Mortgage prepayment rates have remained low due to the elevated and stable mortgage rate environment.

Overall, MPP yields, relative to their market and credit risks, are expected to continue to generate a profitable long-term return.

Investments

The table below presents the ending and average balances of our investment portfolio.

	Nine Months Ended		Year Ended
(In millions)	September 30, 2025		December 31, 2024
	Ending Balance	Average Balance	Ending Balance	Average Balance
Liquidity investments	$27,263	$28,189	$26,363	$23,998
MBS	20,551	20,055	18,776	18,973
Other investments (1)	—	29	—	67
Total investments	$47,814	$48,273	$45,139	$43,038
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

Our overarching strategy for balances of MBS is to keep holdings as close as possible to the regulatory maximum. Finance Agency regulations prohibit us from purchasing MBS if our investment in these securities exceeds three times regulatory capital on the day we intend to purchase the securities. The ratio of MBS to regulatory capital was 3.03 on September 30, 2025, which exceeded the current regulatory limit due to stock repurchases that occurred during the quarter. New MBS purchases will be postponed until the ratio falls below the regulatory limit. The balance of MBS at September 30, 2025 consisted of $19.6 billion of securities issued by Fannie Mae or Freddie Mac (of which $10.8 billion were floating-rate securities), and $0.9 billion of securities issued by Ginnie Mae (which are fixed rate).
The table below shows principal purchases and paydowns of our MBS for the first nine months of 2025.

(In millions)	MBS Principal
Balance at December 31, 2024	$19,020
Principal purchases	3,336
Principal paydowns	(1,740)
Balance at September 30, 2025	$20,616

MBS principal paydowns decreased to a 11 percent annual constant prepayment rate in the first nine months of 2025 from the 14 percent rate experienced in all of 2024.

Consolidated Obligations

We generally fund variable-rate assets with Discount Notes (a portion of which may be swapped), adjustable-rate Bonds, and fixed-rate Bonds that have been swapped to a variable rate because they give us the ability to effectively match the underlying rate reset periods embedded in these assets. Total Consolidated Obligations on September 30, 2025 were $126.1 billion, an increase of $2.8 billion (two percent) compared to the balance at year-end 2024. The balances and composition of our Consolidated Obligations tend to fluctuate with changes in the balances and composition of our assets. In addition, changes in the amount and composition of our funding may be necessary from time to time to meet the days of positive liquidity and asset/liability maturity funding gap requirements discussed in the "Liquidity Risk" section of "Quantitative and Qualitative Disclosures About Risk Management."

Deposits

Total deposits with us are normally a relatively minor source of funding. Deposits with us are not insured, but are subject to statutory deposit reserve requirements. Total interest-bearing deposits on September 30, 2025 were $1.2 billion, an increase of $0.1 billion (10 percent) compared to year-end 2024.

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

	Nine Months Ended		Year Ended
(In millions)	September 30, 2025		December 31, 2024
	Period End	Average	Period End	Average
GAAP and Regulatory Capital
GAAP Capital Stock	$4,853	$4,950	$4,936	$4,676
Mandatorily Redeemable Capital Stock	21	27	14	16
Regulatory Capital Stock	4,874	4,977	4,950	4,692
Retained Earnings	1,956	1,942	1,839	1,784
Regulatory Capital	$6,830	$6,919	$6,789	$6,476

	Nine Months Ended		Year Ended
	September 30, 2025		December 31, 2024
	Period End	Average	Period End	Average
GAAP and Regulatory Capital-to-Assets Ratio
GAAP	5.02%	4.99%	5.09%	5.12%
Regulatory (1)	5.05	5.04	5.13	5.17
(1)    At all times, the FHLB must maintain at least a four percent minimum regulatory capital-to-assets ratio.

Our business model is structured to be able to absorb sharp changes in assets because we can execute commensurate changes in liability and capital stock balances. For example, in the first nine months of 2025, we issued $3.4 billion of capital stock to members primarily in support of Advance borrowings, while repurchasing $3.4 billion of excess capital stock no longer supporting Mission Assets and Activities.

See the "Capital Adequacy" section in “Quantitative and Qualitative Disclosures About Risk Management” for discussion of our retained earnings.

RESULTS OF OPERATIONS

Components of Earnings and Return on Equity

The following table is a summary income statement for the three and nine months ended September 30, 2025 and 2024. Each ROE percentage is computed by dividing income or expense for the category by the average amount of stockholders' equity for the period.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2025		2024		2025		2024
	Amount	ROE (1)	Amount	ROE (1)	Amount	ROE (1)	Amount	ROE (1)
Net interest income	$196	11.50%	$208	12.73%	$585	11.43%	$610	12.71%
Non-interest income (loss):
Net gains (losses) on trading securities	8	0.48	97	5.90	73	1.42	71	1.48
Net gains (losses) on sales of available-for-sale securities	—	—	—	(0.01)	—	—	1	0.03
Net gains (losses) on derivatives	(7)	(0.44)	(80)	(4.89)	(73)	(1.43)	(52)	(1.08)
Net gains (losses) on financial instruments held under fair value option	(10)	(0.57)	(16)	(0.95)	(6)	(0.11)	(23)	(0.49)
Other non-interest income, net	8	0.47	8	0.49	24	0.47	24	0.50
Total non-interest income (loss)	(1)	(0.06)	9	0.54	18	0.35	21	0.44
Total income	195	11.44	217	13.27	603	11.78	631	13.15
Non-interest expense	35	2.06	35	2.15	116	2.26	126	2.64
Affordable Housing Program assessments	16	0.94	18	1.11	49	0.96	51	1.05
Net income	$144	8.44%	$164	10.01%	$438	8.56%	$454	9.46%
(1)The ROE amounts have been computed using dollars in thousands. Accordingly, recalculations based upon the disclosed amounts in millions may produce nominally different results.

Details on the individual factors contributing to the level and changes in profitability are explained in the sections below.

Net Interest Income

Components of Net Interest Income

The following table shows selected components of net interest income.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2025		2024		2025		2024
	Amount	% of Earning Assets	Amount	% of Earning Assets	Amount	% of Earning Assets	Amount	% of Earning Assets
Components of net interest rate spread:
Net (amortization)/accretion (1) (2)	$(10)	(0.03)%	$(8)	(0.02)%	$(24)	(0.02)%	$(22)	(0.02)%
Prepayment fees on Advances, net (2)	—	—	—	—	—	—	1	—
Other components of net interest rate spread	125	0.37	124	0.38	362	0.35	362	0.39
Total net interest rate spread	115	0.34	116	0.36	338	0.33	341	0.37
Earnings from funding assets with interest-free capital	81	0.23	92	0.29	247	0.24	269	0.29
Total net interest income/net interest margin (3)	$196	0.57%	$208	0.65%	$585	0.57%	$610	0.66%
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

Net Amortization/Accretion (generally referred to as amortization): Net amortization can become substantial and volatile with changes in interest rates, especially for mortgage assets. For example, when mortgage rates decrease, premium amortization of mortgage assets generally increases, which reduces net interest income. In the three and nine months ended September 30, 2025 and 2024, mortgage rates were relatively stable and remained at elevated levels, keeping mortgage refinance activity low and amortization relatively modest.

Other Components of Net Interest Rate Spread: The total other components of net interest rate spread increased $1 million in the three-months comparison period and was flat in the nine-months comparison period. The most significant factors impacting the nine-months comparison are noted below.

Nine-Months Comparison
▪Lower net interest rate spreads earned on Advances-Unfavorable: Lower spreads earned on Advances decreased net interest income by an estimated $25 million. However, the decrease in net interest income was partially offset by net interest settlements received on related interest rate swaps not receiving hedge accounting, which are recognized in non-interest income (loss).
▪Lower net interest rate spreads earned on mortgage loans held for portfolio-Unfavorable: Lower spreads on mortgage loans held for portfolio decreased net interest income by an estimated $22 million. Spreads reverted toward their long-term averages due to the maturity of lower-cost debt and the issuance of longer-term debt aimed at reducing market risk exposure to higher interest rates.
▪Higher average interest-earning assets-Favorable: An increase of average interest-earning assets of $12.4 billion improved net interest income by an estimated $42 million. The higher average interest-earning assets were partially driven by an increase of $5.5 billion in average Advance balances as depository members continued to have a strong demand for liquidity.
Three-Months Comparison
The same factors described above for the nine-months comparison generally affected the other components of net interest rate spread and by approximately the same relative magnitude.

Earnings from Capital: Earnings from capital decreased $11 million and $22 million in the three- and nine-months comparison periods, respectively, because of lower average short-term rates. The effects of the lower average short-term rates were partially offset by higher average capital balances in the 2025 periods.

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

(Dollars in millions)	Three Months Ended			Three Months Ended
	September 30, 2025			September 30, 2024
	Average Balance	Interest	Average Rate (1)	Average Balance	Interest	Average Rate (1)
Assets:
Advances (2)	$77,793	$929	4.74%	$76,354	$1,099	5.73%
Mortgage loans held for portfolio (3)	7,811	72	3.65	7,197	60	3.32
Securities purchased under agreements to resell	2,546	28	4.35	1,914	26	5.36
Federal funds sold	15,788	173	4.36	12,028	161	5.34
Interest-bearing deposits in banks (4)	2,514	28	4.39	2,456	33	5.38
MBS (5)	20,896	251	4.76	19,124	264	5.48
Other investments (5)	8,605	98	4.54	9,245	124	5.35
Total interest-earning assets	135,953	1,579	4.61	128,318	1,767	5.48
Other assets	565			767
Total assets	$136,518			$129,085
Liabilities and Capital:
Term deposits	$136	1	4.21	$141	2	5.25
Other interest bearing deposits (4)	938	9	3.83	989	12	4.82
Discount Notes	20,926	223	4.22	18,175	240	5.26
Unswapped fixed-rate Bonds	13,116	113	3.43	12,133	86	2.81
Unswapped adjustable-rate Bonds	80,318	901	4.45	81,623	1,118	5.45
Swapped Bonds	12,986	135	4.12	8,073	101	4.99
Mandatorily redeemable capital stock	22	1	8.78	15	—	8.98
Total interest-bearing liabilities	128,442	1,383	4.27	121,149	1,559	5.12
Other liabilities	1,307			1,414
Total capital	6,769			6,522
Total liabilities and capital	$136,518			$129,085

Net interest rate spread			0.34%			0.36%
Net interest income and net interest margin (6)		$196	0.57%		$208	0.65%
Average interest-earning assets to interest-bearing liabilities			105.85%			105.92%
(1)Amounts used to calculate average rates are based on dollars in thousands. Accordingly, recalculations based upon the disclosed amounts in millions may not produce the same results.
(2)Interest on Advances includes prepayment fees. Advances prepayments fees for the three months ended September 30, 2025 and 2024 totaled less than $1 million.
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
(6)Net interest margin is net interest income as a percentage of average total interest-earning assets.

(Dollars in millions)	Nine Months Ended			Nine Months Ended
	September 30, 2025			September 30, 2024
	Average Balance	Interest	Average Rate (1)	Average Balance	Interest	Average Rate (1)
Assets:
Advances (2)	$80,830	$2,869	4.75%	$75,306	$3,236	5.74%
Mortgage loans held for portfolio (3)	7,498	201	3.58	7,174	177	3.30
Securities purchased under agreements to resell	2,721	89	4.37	1,987	80	5.39
Federal funds sold	14,458	473	4.38	9,501	383	5.38
Interest-bearing deposits in banks (4)	2,515	83	4.41	2,009	82	5.43
MBS (5)	20,102	720	4.79	18,977	780	5.49
Other investments (5)	8,526	290	4.55	9,270	371	5.34
Loans to other FHLBanks	7	—	4.38	6	—	5.40
Total interest-earning assets	136,657	4,725	4.62	124,230	5,109	5.50
Other assets	543			721
Total assets	$137,200			$124,951
Liabilities and Capital:
Term deposits	$135	5	4.45	$138	5	5.28
Other interest bearing deposits (4)	884	25	3.84	1,017	37	4.88
Discount Notes	20,825	669	4.30	19,574	775	5.29
Unswapped fixed-rate Bonds	12,506	305	3.26	11,759	239	2.71
Unswapped adjustable-rate Bonds	83,493	2,783	4.46	72,502	2,974	5.48
Swapped Bonds	11,077	351	4.24	12,221	468	5.12
Mandatorily redeemable capital stock	27	2	8.72	17	1	9.00
Other borrowings	4	—	4.42	—	—	—
Total interest-bearing liabilities	128,951	4,140	4.29	117,228	4,499	5.13
Other liabilities	1,405			1,310
Total capital	6,844			6,413
Total liabilities and capital	$137,200			$124,951

Net interest rate spread			0.33%			0.37%
Net interest income and net interest margin (6)		$585	0.57%		$610	0.66%
Average interest-earning assets to interest-bearing liabilities			105.98%			105.97%
(1)Amounts used to calculate average rates are based on dollars in thousands. Accordingly, recalculations based upon the disclosed amounts in millions may not produce the same results.
(2)Interest on Advances includes prepayment fees. Advances prepayments fees for the nine months ended September 30, 2025 totaled less than $1 million. Interest on Advances includes prepayment fees of (in millions) $1 for the nine months ended September 30, 2024.
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

Rates on our interest-bearing assets and liabilities generally decreased in the three and nine months ended September 30, 2025 compared to the same periods of 2024, as these assets and liabilities have repriced to the lower interest rates.

Volume/Rate Analysis
Changes in both average balances (volume) and interest rates influence changes in net interest income, as shown in the following table.

(In millions)	Three Months Ended September 30, 2025 over 2024			Nine Months Ended September 30, 2025 over 2024
	Volume (1)(3)	Rate (2)(3)	Total	Volume (1)(3)	Rate (2)(3)	Total
Increase (decrease) in interest income
Advances	$20	$(190)	$(170)	$225	$(592)	$(367)
Mortgage loans held for portfolio	6	6	12	8	16	24
Securities purchased under agreements to resell	7	(5)	2	26	(17)	9
Federal funds sold	45	(33)	12	172	(82)	90
Interest-bearing deposits in banks	1	(6)	(5)	18	(17)	1
MBS	23	(36)	(13)	45	(105)	(60)
Other investments	(8)	(18)	(26)	(28)	(53)	(81)
Total	94	(282)	(188)	466	(850)	(384)
Increase (decrease) in interest expense
Term deposits	—	(1)	(1)	—	—	—
Other interest-bearing deposits	(1)	(2)	(3)	(5)	(7)	(12)
Discount Notes	33	(50)	(17)	47	(153)	(106)
Unswapped fixed-rate Bonds	7	20	27	16	50	66
Unswapped adjustable-rate Bonds	(18)	(199)	(217)	413	(604)	(191)
Swapped Bonds	54	(20)	34	(41)	(76)	(117)
Mandatorily redeemable capital stock	1	—	1	1	—	1
Total	76	(252)	(176)	431	(790)	(359)
Increase (decrease) in net interest income	$18	$(30)	$(12)	$35	$(60)	$(25)
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

(In millions)	Advances	Investment Securities	Bonds
Three Months Ended September 30, 2025
Gains (losses) on designated fair value hedges	$—	$(1)	$—
Net interest settlements included in net interest income	36	63	(2)
Price alignment amount (1)	—	(5)	—
Increase (decrease) to net interest income	$36	$57	$(2)

Three Months Ended September 30, 2024
Gains (losses) on designated fair value hedges	$—	$4	$—
Net interest settlements included in net interest income	113	88	(7)
Price alignment amount (1)	(2)	(9)	—
Increase (decrease) to net interest income	$111	$83	$(7)

(In millions)	Advances	Investment Securities	Mortgage Loans	Bonds
Nine Months Ended September 30, 2025
(Amortization)/accretion of hedging activities in net interest income	$(1)	$1	$(1)	$—
Gains (losses) on designated fair value hedges	1	1	—	—
Net interest settlements included in net interest income	108	183	—	(5)
Price alignment amount (1)	(2)	(20)	—	—
Increase (decrease) to net interest income	$106	$165	$(1)	$(5)

Nine Months Ended September 30, 2024
(Amortization)/accretion of hedging activities in net interest income	$—	$(2)	$(1)	$—
Gains (losses) on designated fair value hedges	—	7	—	—
Net interest settlements included in net interest income	326	273	—	(24)
Price alignment amount (1)	(13)	(36)	—	—
Increase (decrease) to net interest income	$313	$242	$(1)	$(24)
(1) This amount is for derivatives for which variation margin is characterized as a daily settled contract.

We primarily use derivatives to more closely match actual cash flows between assets and liabilities by synthetically converting the fixed interest rates on certain Advances, investments and Consolidated Obligations to adjustable rates tied to an eligible benchmark rate (e.g., the Federal funds effective rate or SOFR). The use of derivatives in the three and nine months ended September 30, 2025 compared to the same periods of 2024 lowered net interest income primarily due to a decline in average short-term interest rates. The decrease in average short-term interest rates resulted in a lower amount of net interest settlements being received on derivatives related to certain Advances and investment securities. The fluctuation in net interest income from the use of derivatives was acceptable because it enabled us to lower market risk exposure.

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

(In millions)	Advances	Investment Securities	Mortgage Loans	Bonds	Discount Notes	Other	Total
Three Months Ended September 30, 2025
Net effect of derivatives and hedging activities
Gains (losses) on derivatives not receiving hedge accounting	$—	$(8)	$(2)	$1	$2	$—	$(7)
Net interest settlements on derivatives not receiving hedge accounting	1	9	—	(8)	(2)	—	—
Price alignment amount (1)	—	—	—	—	—	—	—
Net gains (losses) on derivatives	1	1	(2)	(7)	—	—	(7)
Gains (losses) on trading securities (2)	—	8	—	—	—	—	8
Gains (losses) on financial instruments held under fair value option (3)	—	—	—	(4)	(6)	—	(10)
Total net effect on non-interest income (loss)	$1	$9	$(2)	$(11)	$(6)	$—	$(9)

Three Months Ended September 30, 2024
Net effect of derivatives and hedging activities
Gains (losses) on derivatives not receiving hedge accounting	$(7)	$(102)	$—	$14	$9	$—	$(86)
Net interest settlements on derivatives not receiving hedge accounting	1	16	—	(7)	(3)	—	7
Price alignment amount (1)	—	—	—	—	—	(1)	(1)
Net gains (losses) on derivatives	(6)	(86)	—	7	6	(1)	(80)
Gains (losses) on trading securities (2)	—	97	—	—	—	—	97
Gains (losses) on financial instruments held under fair value option (3)	7	—	—	(18)	(5)	—	(16)
Total net effect on non-interest income (loss)	$1	$11	$—	$(11)	$1	$(1)	$1

(In millions)	Advances	Investment Securities	Mortgage Loans	Bonds	Discount Notes	Other	Total
Nine Months Ended September 30, 2025
Net effect of derivatives and hedging activities
Gains (losses) on derivatives not receiving hedge accounting	$(3)	$(82)	$(6)	$2	$1	$—	$(88)
Net interest settlements on derivatives not receiving hedge accounting	3	27	—	(11)	(2)	—	17
Price alignment amount (1)	—	—	—	—	—	(2)	(2)
Net gains (losses) on derivatives	—	(55)	(6)	(9)	(1)	(2)	(73)
Gains (losses) on trading securities (2)	—	73	—	—	—	—	73
Gains (losses) on financial instruments held under fair value option (3)	3	—	—	(5)	(4)	—	(6)
Total net effect on non-interest income (loss)	$3	$18	$(6)	$(14)	$(5)	$(2)	$(6)

Nine Months Ended September 30, 2024
Net effect of derivatives and hedging activities
Gains (losses) on derivatives not receiving hedge accounting	$(2)	$(80)	$(1)	$13	$3	$—	$(67)
Net interest settlements on derivatives not receiving hedge accounting	4	44	—	(20)	(9)	—	19
Price alignment amount (1)	—	—	—	—	—	(4)	(4)
Net gains (losses) on derivatives	2	(36)	(1)	(7)	(6)	(4)	(52)
Gains (losses) on trading securities (2)	—	71	—	—	—	—	71
Gains (losses) on financial instruments held under fair value option (3)	2	—	—	(25)	—	—	(23)
Total net effect on non-interest income (loss)	$4	$35	$(1)	$(32)	$(6)	$(4)	$(4)
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

The decreases in earnings from the net effect of derivatives and hedging activities in the three and nine months ended September 30, 2025 compared to the same periods of 2024 were primarily due to lower net interest settlements received on derivatives related to investment securities where the fixed interest rates were converted to adjustable-coupon rates.

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

As noted above, the fluctuation in earnings from the use of derivatives was acceptable because it enabled us to lower market risk exposure.

Non-Interest Expense

The following table presents non-interest expense.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Non-interest expense
Compensation and benefits	$14	$14	$45	$42
Other operating expense	10	9	29	28
Finance Agency	3	3	8	9
Office of Finance	2	2	5	5
Voluntary housing and community investment	5	6	24	38
Other	1	1	5	4
Total non-interest expense	$35	$35	$116	$126

Our business is designed to support significant changes in asset levels without having to undergo material changes in staffing, operations, risk practices, or general resource needs. Total non-interest expense decreased in the nine months ended September 30, 2025 compared to the same period of 2024 primarily as a result of lower voluntary housing contributions. We anticipate making total voluntary contributions of $40 million for all of 2025, which will be comparable to the levels recorded in 2024. These voluntary contributions help address affordable housing needs and community investment in our District and are in addition to the 10 percent of earnings that are required to be set aside as statutory AHP assessments.

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

(Dollars in millions)	Traditional Member Finance	MPP	Total
Three Months Ended September 30, 2025
Net interest income (loss)	$181	$15	$196
Net income (loss)	$135	$9	$144
Average assets	$128,227	$8,291	$136,518
Assumed average capital allocation	$6,358	$411	$6,769
Return on average assets (1)	0.42%	0.42%	0.42%
Return on average equity (1)	8.44%	8.44%	8.44%
Three Months Ended September 30, 2024
Net interest income (loss)	$184	$24	$208
Net income (loss)	$146	$18	$164
Average assets	$120,987	$8,098	$129,085
Assumed average capital allocation	$6,113	$409	$6,522
Return on average assets (1)	0.48%	0.89%	0.51%
Return on average equity (1)	9.50%	17.59%	10.01%

(Dollars in millions)	Traditional Member Finance	MPP	Total
Nine Months Ended September 30, 2025
Net interest income (loss)	$533	$52	$585
Net income (loss)	$407	$31	$438
Average assets	$129,237	$7,963	$137,200
Assumed average capital allocation	$6,447	$397	$6,844
Return on average assets (1)	0.42%	0.52%	0.43%
Return on average equity (1)	8.44%	10.47%	8.56%
Nine Months Ended September 30, 2024
Net interest income (loss)	$538	$72	$610
Net income (loss)	$402	$52	$454
Average assets	$117,198	$7,753	$124,951
Assumed average capital allocation	$6,015	$398	$6,413
Return on average assets (1)	0.46%	0.90%	0.49%
Return on average equity (1)	8.93%	17.53%	9.46%

(1)Amounts used to calculate returns are based on numbers in thousands. Accordingly, recalculations based upon the disclosed amounts in millions may not produce the same results.

Traditional Member Finance Segment
Net income increased in the nine-months comparison period primarily because of lower voluntary housing and community investment contributions and higher average Advance balances benefiting net interest income. However, the lower net interest income generated from investing our capital partially offset the factors increasing net income in the nine-months comparison and was the primary factor that decreased net income in the three-months comparison.

MPP Segment
Earnings from the MPP segment decreased in the three and nine months ended September 30, 2025 compared to the same periods of 2024 primarily because of the maturity of lower-cost debt and the issuance of longer-term debt aimed at reducing market risk exposure to higher interest rates, which lowered the spreads earned on our MPP loans.

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

Market Value of Equity

	Interest Rate Scenarios
(Dollars in millions)	Down 300	Down 200	Down 100	Flat Rates	Up 100	Up 200	Up 300
Average Results
2025 Year-to-Date
Market Value of Equity	$6,600	$6,647	$6,650	$6,600	$6,532	$6,469	$6,410
% Change from Flat Case	—%	0.7%	0.8%	—	(1.0)%	(2.0)%	(2.9)%
2024 Full Year
Market Value of Equity	$6,087	$6,117	$6,106	$6,055	$5,980	$5,896	$5,811
% Change from Flat Case	0.5%	1.0%	0.8%	—	(1.2)%	(2.6)%	(4.0)%
Month-End Results
September 30, 2025
Market Value of Equity	$6,424	$6,480	$6,491	$6,436	$6,367	$6,321	$6,286
% Change from Flat Case	(0.2)%	0.7%	0.9%	—	(1.1)%	(1.8)%	(2.3)%
December 31, 2024
Market Value of Equity	$6,261	$6,298	$6,289	$6,237	$6,168	$6,091	$6,014
% Change from Flat Case	0.4%	1.0%	0.8%	—	(1.1)%	(2.3)%	(3.6)%

Duration of Equity

	Interest Rate Scenarios
(In years)	Down 300	Down 200	Down 100	Flat Rates	Up 100	Up 200	Up 300
Average Results
2025 Year-to-Date	(0.8)	(0.3)	0.4	1.0	1.0	1.0	0.9
2024 Full Year	(0.6)	—	0.7	1.2	1.4	1.5	1.5
Month-End Results
September 30, 2025	(0.9)	(0.4)	0.3	1.2	0.9	0.6	0.6
December 31, 2024	(1.0)	(0.2)	0.6	1.1	1.3	1.3	1.3

The mortgage assets portfolio normally accounts for almost all market risk exposure because of prepayment volatility that we cannot completely hedge while maintaining sufficient net spreads. The overall market risk exposure to changing interest rates was well within policy limits during the periods presented. At September 30, 2025, market risk exposure to falling and rising rate shocks remained stable.

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

Capital Adequacy

Retained Earnings
We must hold sufficient capital to protect against exposure to various risks, including market, credit, and operational risks. We regularly conduct a variety of measurements and assessments for capital adequacy. At September 30, 2025, our capital management policy set forth approximately $730 million as the minimum amount of retained earnings we believe is necessary to mitigate impairment risk. Our total retained earnings were $2.0 billion on September 30, 2025, which exceeds the policy minimum.

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

	September 30, 2025	December 31, 2024
Market Value of Equity to Par Value of Regulatory Capital Stock - Base Case (Flat Rates) Scenario	132%	126%
Market Value of Equity to Par Value of Regulatory Capital Stock - Down Shock (1)	133	127
Market Value of Equity to Par Value of Regulatory Capital Stock - Up Shock (2)	130	123
(1)    Represents a down shock of 200 basis points.
(2)    Represents an up shock of 200 basis points.

A base case value below 100 percent could indicate that, in the remote event of an immediate liquidation scenario involving redemption of all capital stock, capital stock may be returned to stockholders at a value below par. This could be due to experiencing risks that lower the market value of capital and/or to having an insufficient amount of retained earnings. In the first nine months of 2025, the market capitalization ratios in the scenarios presented continued to be above our policy requirements. The base case ratio at September 30, 2025 was still well above 100 percent because retained earnings were 40 percent of regulatory capital stock and we maintained stable market risk exposure.

The following table presents the market value of equity to the book value of total capital and mandatorily redeemable capital stock.

	September 30, 2025	December 31, 2024
Market Value of Equity to Book Value of Capital - Base Case (Flat Rates) Scenario (1)	95%	92%
Market Value of Equity to Book Value of Capital - Down Shock (1)(2)	95	93
Market Value of Equity to Book Value of Capital - Up Shock (1)(3)	93	90
(1)    Capital includes total capital and mandatorily redeemable capital stock.
(2)    Represents a down shock of 200 basis points.
(3)    Represents an up shock of 200 basis points.

A base-case value below 100 percent can indicate that we have realized or could realize risks (especially market risk), such that the market value of total capital owned by stockholders is below the book value of total capital. The base-case ratio at September 30, 2025 indicates that the market value of total capital is $361 million below the book value of total capital. This indicates that in a hypothetical liquidation scenario, stockholders would not receive the full sum of their total equity ownership in the FHLB.

Credit Risk

Overview
We believe our risk management practices, discussed below, minimize residual credit risk levels. At September 30, 2025, we had no loan loss reserves or impairment recorded for Credit Services, investments and derivatives and had a minimal amount of credit risk exposure in the MPP.

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

Collateral: We require each member to provide a security interest in eligible collateral before it can undertake any secured borrowing. The estimated value of pledged collateral is discounted in order to offset market, credit, and liquidity risks that may affect the collateral's realizable value in the event it must be liquidated. At September 30, 2025, total eligible pledged collateral of $519.5 billion resulted in total borrowing capacity of $385.4 billion of which $123.8 billion was used to support outstanding Advances and Letters of Credit. Borrowers often pledge collateral in excess of their collateral requirement to demonstrate access to liquidity and to have the ability to borrow additional amounts in the future. Over-collateralization by one member is not applied to another member.

MPP
Overview: The residual amount of credit risk exposure to loans in the MPP is minimal, based on the same factors described in the 2024 Annual Report on Form 10-K.

Credit Performance: The table below provides an analysis of conventional loans that are seriously delinquent or in the process of foreclosure, along with the national average serious delinquency rate.

	Conventional Loan Delinquencies
(Dollars in millions)	September 30, 2025	December 31, 2024
Serious delinquencies - unpaid principal balance (1)	$8	$7
Serious delinquency rate (2)	0.1%	0.1%
National average serious delinquency rate (3)	1.0%	1.1%
(1)Includes conventional loans that are 90 days or more past due or where the decision of foreclosure or a similar alternative such as pursuit of deed-in-lieu has been reported.
(2)Serious delinquencies expressed as a percentage of the total conventional loan portfolio.
(3)National average number of fixed-rate prime and subprime conventional loans that are 90 days or more past due or in the process of foreclosure is based on the most recent national delinquency data available. The September 30, 2025 rate is based on June 30, 2025 data.

Overall, the MPP has experienced a minimal amount of delinquencies, with serious delinquency rates continuing to be well below national averages. This further supports our view that the portfolio is comprised of high-quality, well-performing loans.

Credit Losses: Residual credit risk exposure depends on the actual and potential credit performance of the loans compared to their equity and available credit enhancements (primary mortgage insurance (PMI) and the Lender Risk Account (LRA)). The LRA is a hold back of a portion of the initial purchase price to cover potential credit losses. Our available credit enhancements at September 30, 2025 were able to cover nearly all of the estimated gross credit losses. As a result, estimated credit losses at September 30, 2025 were less than $1 million.

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

(In millions)	September 30, 2025
	Long-Term Rating
	AA	A	Total
Unsecured Liquidity Investments
Interest-bearing deposits	$—	$2,440	$2,440
Federal funds sold	5,436	6,500	11,936
Total unsecured liquidity investments	5,436	8,940	14,376
Guaranteed/Secured Liquidity Investments
Securities purchased under agreements to resell	2,050	2,200	4,250
U.S. Treasury obligations	7,033	—	7,033
GSE obligations	1,604	—	1,604
Total guaranteed/secured liquidity investments	10,687	2,200	12,887
Total liquidity investments	$16,123	$11,140	$27,263

From time to time, some counterparties used to transact our securities purchased under agreements to resell are not rated by an NRSRO because they are not issuers of debt or are otherwise not required to be rated by an NRSRO. However, each of the counterparties are considered to have the equivalent of at least an investment grade rating based on our internal ratings resulting from a fundamental credit analysis. Securities purchased under agreements to resell are secured by the following types of collateral: U.S. Treasury obligations, U.S. agency/GSE obligations, or U.S. agency/GSE MBS. At September 30, 2025, the collateral received had long-term credit ratings of AA, based on the lowest long-term credit ratings of the issuer as provided by Standard & Poor’s, Moody’s, and/or Fitch Advisory Services.

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

(In millions)	September 30, 2025
	Counterparty Rating
Domicile of Counterparty	AA	A	Total
Domestic	$225	$2,690	$2,915
U.S. branches and agency offices of foreign commercial banks:
Sweden	1,250	1,900	3,150
Canada	1,900	1,000	2,900
Germany	—	1,850	1,850
Netherlands	—	1,000	1,000
Australia	950	—	950
Finland	611	—	611
Norway	500	—	500
United Kingdom	—	300	300
France	—	200	200
Total U.S. branches and agency offices of foreign commercial banks	5,211	6,250	11,461
Total unsecured investment credit exposure	$5,436	$8,940	$14,376

We are prohibited by Finance Agency regulation from investing in financial instruments issued by non-U.S. entities. Furthermore, we restrict a significant portion of unsecured lending to overnight maturities, which further limits credit risk exposure.

MBS:
GSE MBS
At September 30, 2025, $19.6 billion of MBS held were GSE securities issued by Fannie Mae and Freddie Mac, which provide credit safeguards by guaranteeing either timely or ultimate payments of principal and interest.

MBS Issued by Other Government Agencies
We also invest in MBS issued and guaranteed by Ginnie Mae. These investments totaled $0.9 billion at September 30, 2025. We believe that the strength of Ginnie Mae's guarantee and backing by the full faith and credit of the U.S. government is sufficient to protect us against credit losses on these securities.

Derivatives
Credit Risk Exposure: We mitigate most of the credit risk exposure resulting from derivative transactions through collateralization or use of daily settled contracts. The table below presents the lowest long-term counterparty credit ratings provided by Standard & Poor's, Moody's, and/or Fitch Advisory Services for derivative positions to which we had credit risk exposure at September 30, 2025. The ratings displayed in this table should not be taken as an indication of future ratings.

(In millions)	Total Notional	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged to (from) Counterparties	Non-cash Collateral Pledged to (from) Counterparties	Net Credit Exposure to Counterparties
Nonmember counterparties:
Asset positions with credit exposure:
Uncleared derivatives:
A-rated	$6,565	$41	$(37)	$—	$4
BBB-rated	2,483	6	(5)	—	1
Total uncleared derivatives	9,048	47	(42)	—	5
Liability positions with credit exposure:
Cleared derivatives (1)	63,001	(14)	—	874	860
Total derivative positions with credit exposure to nonmember counterparties	72,049	33	(42)	874	865
Member institutions (2)	171	1	—	—	1
Total	$72,220	$34	$(42)	$874	$866
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

Liquidity Risk

Liquidity Overview
We strive to be in a liquidity position at all times to meet the borrowing needs of our members and to meet all current and future financial commitments. This objective is achieved by managing liquidity positions to maintain stable, reliable, and cost-effective sources of funds while taking into account market conditions, member demand, and the maturity profile of assets and liabilities. At September 30, 2025, our liquidity position complied with the FHLBank Act, Finance Agency regulations, and internal policies.
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

We believe our liquidity position, as well as that of the System, continued to be strong during the first nine months of 2025. Our overall ability to effectively fund our operations through debt issuances remained sufficient. Investor demand for System debt was robust in the first nine months of 2025, as investors continued to prefer high-quality money market instruments. We believe there is a low probability of a liquidity or funding crisis in the System that would impair our ability to participate, on a cost-effective basis, in issuances of debt, service outstanding debt, maintain adequate capitalization, or pay competitive dividends.

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

The Finance Agency establishes the expectations with respect to the maintenance of sufficient liquidity without access to the capital markets for a specified number of days, which was set as a period of between 10 to 30 calendar days in the base case. We were in compliance with these liquidity requirements at all times during the first nine months of 2025.

The Finance Agency also provides guidance related to asset/liability maturity funding gap limits. Funding gap metrics measure the difference between assets and liabilities that are scheduled to mature during a specified period of time and are expressed as a percentage of total assets. Although subject to change depending on conditions in the financial markets, the current regulatory requirement for funding gaps is between -10 percent to -20 percent for the three-month maturity horizon and is between -25 percent to -35 percent for the one-year maturity horizon. During the nine months ended September 30, 2025, we operated within those limits.

To support our member deposits, we also must meet a statutory deposit reserve requirement. The sum of our investments in obligations of the United States, deposits in eligible banks or trust companies, and Advances with a final maturity not exceeding five years must equal or exceed the current amount of member deposits. The following table presents the components of this liquidity requirement.

(In millions)	September 30, 2025	December 31, 2024
Deposit Reserve Requirement
Total Eligible Deposit Reserves	$99,941	$92,794
Total Member Deposits	(1,206)	(1,099)
Excess Deposit Reserves	$98,735	$91,695

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

Operational Risks

There were no material developments regarding our operational risk exposure during the first nine months of 2025.

CRITICAL ACCOUNTING ESTIMATES

There have been no material changes in the first nine months of 2025 to our critical accounting estimates. Our critical accounting estimates are described in detail in our 2024 Annual Report on Form 10-K.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Information required by this Item is set forth under the caption “Quantitative and Qualitative Disclosures About Risk Management” in Part I, Item 2, of this Report.

Item 4.    Controls and Procedures.

DISCLOSURE CONTROLS AND PROCEDURES

The FHLB's management, including its principal executive officer and principal financial officer, evaluate the effectiveness of the FHLB's disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, these two officers each concluded that, as of September 30, 2025, the FHLB maintained effective disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that it files under the Exchange Act is (1) accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

The FHLB's management, including its principal executive officer and principal financial officer, evaluate the FHLB's internal control over financial reporting. Based upon that evaluation, these two officers each concluded that there were no changes in the FHLB's internal control over financial reporting that occurred during the quarter ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, the FHLB's internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

From time to time the FHLB provides Letters of Credit in the ordinary course of business to support members' obligations issued in support of unaffiliated, third-party offerings of notes, bonds or other securities. The FHLB provided $0.4 million of such credit support during the three months ended September 30, 2025. To the extent that these Letters of Credit are securities for purposes of the Securities Act of 1933, their issuance is exempt from registration pursuant to Section 3(a)(2) thereof.

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
(1)     Numbers coincide with Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 7th day of November 2025.

FEDERAL HOME LOAN BANK OF CINCINNATI
(Registrant)

By:	/s/ Andrew S. Howell
Andrew S. Howell
President and Chief Executive Officer
(principal executive officer)

By:	/s/ Stephen J. Sponaugle
Stephen J. Sponaugle
Executive Vice President - Chief Financial Officer
(principal financial officer)