Form 10-K
period 2025-12-31
Federal Home Loan Bank of Cincinnati
filed 2026-03-19
CIK 1326771

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

Page 1 of	155

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes   ☒ No
The capital stock of the registrant is not listed on any securities exchange or quoted on any automated quotation system, only may be owned by members and former members and is transferable only at its par value of $100 per share. At June 30, 2025, the aggregate par value of all Class B stock held by members and former members was $5,211,661,600.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding as of February 28, 2026
Class B Stock, par value $100 per share, including stock classified as mandatorily redeemable	47,744,303
Documents Incorporated by Reference: None

PART I

Special Cautionary Notice Regarding Forward Looking Information

This report contains forward-looking statements that describe the objectives, expectations, estimates, and assessments of the Federal Home Loan Bank of Cincinnati (the FHLB). These statements use words such as “anticipates,” “expects,” “believes,” “could,” “estimates,” “may,” and “should.” By their nature, forward-looking statements relate to matters involving risks or uncertainties, some of which we may not be able to know, control, or completely manage. Actual future results could differ materially from those expressed or implied in forward-looking statements or could affect the extent to which we are able to realize an objective, expectation, estimate, or assessment. These risks and uncertainties include, among others, the following:

▪the effects of economic, financial, credit, market, and member conditions on our financial condition and results of operations, including changes in economic growth, general liquidity conditions and liquidity within the banking sector, inflation and deflation, interest rates, interest rate spreads, interest rate volatility, mortgage originations, prepayment activity, housing prices, asset delinquencies, trade policies, and members' mergers and consolidations, deposit flows, liquidity needs, and loan demand;
▪national or world events, threatened or actual acts of war, civil unrest, terrorism, natural disasters, climate change, pandemics, or other unanticipated or catastrophic events;
▪executive, legislative, regulatory, and judicial events and actions that affect us, our members, counterparties, other Federal Home Loan Banks (FHLBanks) or investors in the Federal Home Loan Bank System's (FHLBank System or System) unsecured debt securities, which are called Consolidated Obligations (or Obligations), such as any government-sponsored enterprise (GSE) reforms, including the potential privatization of Fannie Mae and Freddie Mac, any actions taken by the Federal Housing Finance Agency (Finance Agency) related to the FHLBank System, changes in the Federal Home Loan Bank Act of 1932, as amended (FHLBank Act), changes in applicable sections of the Federal Housing Enterprises Financial Safety and Soundness Act of 1992, or changes in other statutes or regulations applicable to the FHLBanks;
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

Readers of this report should not rely solely on the forward-looking statements and should consider all risks and uncertainties addressed throughout this report, including those discussed under Item 1A. Risk Factors, as well as the risks discussed in our other filings with the Securities and Exchange Commission.

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

The FHLBank System operates under the oversight of the Finance Agency and is served by the Office of Finance. The Finance Agency is an independent agency in the executive branch of the U.S. government that regulates the FHLBanks, the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac), and the Office of Finance. The Office of Finance is a joint office of the FHLBanks that facilitates the issuance and servicing of the FHLBank System's Consolidated Obligations (Obligations).

Thrift institutions, commercial banks, credit unions, certain insurance companies, and certified community development financial institutions chartered in the Fifth District may voluntarily apply for membership in our FHLB. Applicants must satisfy membership requirements in accordance with statutes and Finance Agency regulations. These requirements deal primarily with home financing activities, satisfactory financial condition such that Advances may be made safely, and matters related to the regulatory, supervisory and management oversight of the applicant. By law, an institution is permitted to apply for membership in only one FHLBank, although a holding company may have memberships in more than one FHLBank through its subsidiaries. At December 31, 2025, we had 599 members.

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

Mission and Corporate Objectives

Our mission is to provide members with reliable funding to support housing finance.

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

The primary way we obtain funding is through participation in the issuance of the FHLBank System's Consolidated Obligations in the global capital markets. Secondary sources of funding are capital and deposits we accept from our members. A critical component of the success of the FHLBank System is its ability to maintain a comparative advantage in funding given its GSE status, low risk operations, and joint and several liability across the 11 FHLBanks. We regularly issue Obligations with a wide range of maturities, structures, and amounts, and at relatively favorable spreads to benchmark market interest rates (such as U.S. Treasury securities, the Federal funds effective rate, and the Secured Overnight Financing Rate (SOFR)) compared with many other financial institutions.

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

Business Overview

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

Major items of expense are interest paid on Consolidated Obligations and deposits to fund assets, Affordable Housing Program assessments, and non-interest expenses.

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

Governance

Board of Directors
Our Board of Directors is responsible for the overall oversight and management of the FHLBank pursuant to the Federal Home Loan Bank Act. The combination of public sponsorship and private ownership that drives our business model is reflected in the composition of our 14-member Board of Directors, all of whom members elect. Eight directors are officers and/or directors of our member institutions, while the remaining directors are Independent directors who represent the public interest. When nominating Independent director candidates, our Board values other attributes, skills and experiences, including professional background and diversity of perspectives. The professional backgrounds of our Independent directors cover a wide range of industries and expertise in areas such as financial markets, accounting, and economics, affordable housing organizations, and technology, including cybersecurity.

Culture of Ethical Behavior
We are committed to the highest possible standards of honesty, integrity and conduct. These standards are essential to our business and foster confidence in our FHLB and the FHLBank System. To promote these standards with our employees and our vendors, we maintain a Whistleblower Policy, Standards of Conduct that apply to all employees, and a Code of Ethics for Senior Financial Officers. The Standards of Conduct outline employees’ responsibilities to promptly raise compliance and ethics questions and concerns, and provide a description of the types of questions and concerns that should be raised. Each employee receives training on and certifies understanding and acceptance of the Standards of Conduct at the inception of their employment and, thereafter, must certify their compliance with the Standards of Conduct at least once each year.

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

To carry out these responsibilities, the Finance Agency regularly conducts safety and soundness examinations of each FHLBank. While an individual FHLBank has substantial discretion in governance and operational structure, the Finance Agency maintains broad supervisory and regulatory authority. In addition, the Comptroller General has authority to audit or examine the Finance Agency and the FHLBanks, to decide the extent to which the FHLBanks fairly and effectively fulfill the purposes of the FHLBank Act, and to review any audit, or conduct its own audit, of the financial statements of an FHLBank.

Ratings of Nationally Recognized Statistical Rating Organizations

The FHLBank System's comparative advantage in funding is acknowledged in its excellent credit ratings from nationally recognized statistical rating organizations (NRSROs). In 2025, Standard & Poor's affirmed its issuer credit ratings on each FHLBank and its AA+ ratings on the System's senior debt and maintained a stable outlook. However, in May 2025, Moody's downgraded the long-term senior unsecured debt ratings of the FHLBanks from Aaa to Aa1 and changed the outlook from negative to stable, reflecting Moody's downgrade in the same month of the U.S. government's long-term issuer and senior unsecured ratings from Aaa to Aa1. These ratings closely follow the U.S. sovereign ratings from both agencies.

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

BUSINESS ACTIVITIES

Credit Services

Advances
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

Adjustable-rate Advances have interest rates typically priced off benchmark rate indices, primarily SOFR. Adjustable-rate Advances may be structured at the member's option as either prepayable with a fee or prepayable without a fee if the prepayment is made in accordance with the Advance's prepayment terms.

Regular Fixed-Rate Advances have terms of 31 days to 30 years, with interest normally paid monthly and principal repayment normally at maturity. Members may choose to purchase call options on these Advances, although balances with call options make up a very small percentage of total Regular Fixed-Rate Advances.

Putable Advances are fixed-rate Advances that provide us an option to terminate the Advance, usually after an initial “lockout” period. Most have long-term original maturities. Selling us these options enables members to secure lower rates compared to Regular Fixed-Rate Advances with the same final maturity.

Mortgage-Related Advances are fixed-rate, amortizing Advances with final maturities of 5 to 30 years. Some of these Advances, at the choice of the member, provide members with the ability to make prepayments without fees.

We also offer various other Advance programs that have smaller outstanding balances.

Letters of Credit
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

How We Manage Risks of Credit Services
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

The objective of our credit risk management activities for Credit Services is to equalize risk exposure across members to a zero level of expected losses. We manage credit exposure to Credit Services through an integrated approach that includes establishing a credit limit for each borrower and ongoing review of each borrower's financial condition, coupled with collateral and lending policies to limit risk of loss. We require each member to supply us with a security interest in eligible collateral that in the aggregate has estimated value in excess of the total Advances and Letters of Credit. Collateral is comprised mostly of single- and multifamily residential loans, commercial real estate loans, home equity loans, government guaranteed loans and bond securities. The combination of conservative collateral policies and risk-based credit underwriting activities sufficiently mitigates potential credit risk associated with Advances and Letters of Credit. As a result, at December 31, 2025, we did not expect any credit losses on Advances and, therefore, no allowance for credit losses on Advances was recorded. "Quantitative and Qualitative Disclosures About Risk Management” in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 5 of the Notes to Financial Statements provide more detail on our credit risk management of member borrowings.

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

We may purchase two types of mortgage loans: qualifying conforming fixed-rate conventional 1-4 family residential mortgages and residential mortgages fully insured by the Federal Housing Administration (FHA). Members approved to sell us these loans are referred to as Participating Financial Institutions (PFIs).

A “conventional” mortgage refers to a non-government-guaranteed mortgage. A “conforming” mortgage refers to a loan that meets the dollar limit permissible to be lent as a regular prime (i.e., non-jumbo, non-subprime) mortgage and other funding criteria of Fannie Mae and Freddie Mac. For 2026, the Finance Agency established the conforming limit for mortgages that finance single-family one-unit properties at $832,750. Additionally, the Finance Agency allows higher conforming limits on loans originated in a limited number of high-cost areas. We have elected to only purchase mortgages up to the $832,750 conforming limit.

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

We manage credit risk exposure for conventional loans primarily through underwriting and pool composition requirements and by applying layered credit enhancements. These enhancements, which apply after a homeowner's equity is exhausted, currently include available primary mortgage insurance and the Lender Risk Account (discussed below). These credit enhancements are designed to protect us against credit losses across a broad range of market conditions, including adverse and even severe declines in housing prices, as well as other factors that can affect loan delinquencies and defaults.

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

Earnings from the MPP
The MPP enhances long-term profitability on a risk-adjusted basis and augments the return on member stockholders' capital investment. We generate earnings in the MPP from monthly interest payments minus the cost of funding and the cost of hedging the MPP's interest rate risk. Interest income on each loan is generally computed as the mortgage note rate multiplied by the loan's principal balance:

▪minus servicing costs (0.25 percent for conventional loans and 0.44 percent for FHA loans); and
▪adjusted for the amortization of purchase premiums or the accretion of purchase discounts and for the amortization or accretion of fair value adjustments on loans initially classified as mortgage delivery commitments.

For new loan purchases, we consider the cost of the Lender Risk Account when we set conventional loan prices and evaluate the MPP's potential return on investment. We do not receive fees or income for retaining the risk of losses in excess of any credit enhancements.

Investments

Types of Investments
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

Purposes of Having Investments
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

How We Manage Risks of Investments
We manage our investment holdings to have a low to moderate degree of market risk and very limited credit risk. We believe that a philosophy of purchasing investments with a high amount of market or credit risk would be inconsistent with our GSE status and corporate objectives.

Market risk associated with short-term investments tends to be minimal because of their short maturities and because we typically fund them with short-term Consolidated Obligations. We mitigate much of the market risk of MBS, which exists primarily from changes in mortgage prepayment speeds, by keeping MBS balances no higher than 300 percent of regulatory capital at the time of purchase and by funding them with a portfolio of long-term fixed-rate callable and non-callable Obligations. Additionally, we mitigate much of the market risk of longer-term non-MBS securities, and a portion of our MBS, by using interest rate swaps to effectively convert the fixed rate investments to adjustable-rate investments. We also manage the market risk exposure of the entire balance sheet within prudent policy limits.

Finance Agency regulations and internal policies also provide controls on market risk exposure by restricting the types of mortgage loans, MBS and other investments we can hold. These restrictions prohibit, among others, the purchase of interest only or principal only stripped MBS and MBS whose average life varies more than six years under a 300 basis points interest rate shock.

Our internal policies specify guidelines for, and relatively tight constraints on, the types and amounts of short-term investments we are permitted to hold and the maximum amount of credit risk exposure we are permitted to have with eligible counterparties. We believe all of our investments have high credit quality because of our conservative investment policies and practices. As a result, at December 31, 2025, we did not expect any credit losses on our investments and, therefore, no allowance for credit losses on investments was recorded.

FUNDING ACTIVITIES

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

The mix of Consolidated Obligations fluctuates in response to relative changes in short-term versus long-term assets, relative changes in fixed-rate versus adjustable-rate assets, decisions on market risk management (particularly the amount of funding of longer-term assets with short-term Consolidated Obligations), and differences in relative costs of various Consolidated Obligations.

Interest rates on Consolidated Obligations are affected by a multitude of factors such as: overall economic and credit conditions; credit ratings of the FHLBank System; investor demand and preferences for our debt securities; the level and shape of market interest rates (e.g., U.S. Treasury rates); and the supply, volume, timing, and characteristics of debt issuances by the FHLBanks, other GSEs, and other highly-rated issuers.

Finance Agency regulations govern the issuance of Consolidated Obligations. An FHLBank may not issue individual debt securities without Finance Agency approval, and we have never done so. The Office of Finance services Obligations, prepares the FHLBank System's quarterly and annual combined financial statements, and serves as a source of information for the FHLBanks on capital market developments.

We have the primary liability for any Consolidated Obligations issued on our behalf for which we received the proceeds. However, we also are jointly and severally liable with the other FHLBanks for the payment of principal and interest on all Consolidated Obligations. If we do not pay the principal or interest in full when due on any Consolidated Obligation issued on our FHLB's behalf, we are prohibited from paying dividends or redeeming or repurchasing shares of capital stock. If any FHLBank was financially unable to repay its participation in a Consolidated Obligation for which it is the primary obligor, the Finance Agency could call on each of the other FHLBanks to repay all or part of the Consolidated Obligation. The Finance Agency has never invoked this authority.

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
▪We must maintain at least a five percent minimum leverage ratio of capital divided by total assets, which includes a 1.5 weighting factor applicable to permanent capital (Class B stock plus retained earnings). Because all of our Class B stock is permanent capital, this requirement is met automatically if we satisfy the four percent unweighted capital requirement.
▪We are subject to a risk-based capital rule in which we must hold an amount of permanent capital that exceeds the amount of exposure to market risk, credit risk, and operational risk. How we determine the amount of these risk exposures is stipulated by Finance Agency regulation.

In addition to the minimum capital requirements, our Capital Plan promotes the adequacy of our capital to absorb financial losses in three ways. These combine to give member stockholders a clear incentive to require us to minimize our risk profile:

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

At December 31, 2025, the amount of membership stock required for each member ranged from a minimum of $1,000 to a maximum of $20 million, with the amount within that range determined as a percentage of member assets. Separate from its membership stock, each member is required to purchase and hold activity stock to capitalize Mission Assets and Activities. Activity stock is required to capitalize the principal balance of Advances, guaranteed funds and rate Advance commitments, the principal balance of loans and commitments in the MPP, and the notional balance of Letters of Credit issued on or after January 1, 2021.

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
If a member owns more stock than is needed to satisfy both its membership and activity stock requirements, we designate the remaining stock as the member's excess capital stock. The member first utilizes its excess capital stock to satisfy membership stock requirements before purchasing additional membership stock or capitalizing additional Mission Assets and Activities, which would require the purchase of activity stock.

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

Consistent with Finance Agency requirements, we have a policy that sets forth a minimum amount of retained earnings we believe is needed to mitigate impairment risk and facilitate dividend stability in light of the risks we face. At December 31, 2025, the minimum retained earnings requirement was approximately $685 million, based on mitigating quantifiable risks under very stressed business and market scenarios to a 99 percent confidence level. At the end of 2025, our retained earnings totaled $2.0 billion. We believe the current amount of retained earnings is fully sufficient to protect our capital stock against impairment risk and to provide for dividend stability.

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

Derivatives transactions related to Bonds help us align the characteristics of the intermediate- and long-term fixed-rate debt securities we issue to capital market investors with the shorter-term or adjustable-rate Advances preferred by our members. We can satisfy the preferences of both groups by issuing long-term fixed-rate Bonds and entering into an interest rate swap that synthetically converts the Bonds to an adjustable-rate funding basis that matches up with the short-term and adjustable-rate Advances, thereby preserving a favorable interest rate spread.

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

The AHP provides funding for the development of affordable housing, from large rental complexes that provide homes to seniors to individual homes for first-time homebuyers. The Program consists of a Competitive Program and a homeownership program called Welcome Home, which assists homebuyers with down payments and closing costs. Under the Competitive Program, we may distribute funds in the form of grants or below-market rate Advances to members that apply and successfully compete in an annual offering. Under Welcome Home, funds become available once the program opens each year and remain available until all funds have been committed. For both programs, the income of qualifying individuals or households must be 80 percent or less of the area median income. We set aside up to 35 percent of the AHP accrual for Welcome Home and allocate the remainder to the Competitive Program.

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

In addition to the statutory AHP assessment, the Board of Directors may elect to make voluntary contributions to the AHP or other housing and community investment activities. In 2025, we provided a total of $40 million in voluntary contributions, including supplemental contributions to the AHP, to support a variety of voluntary housing and community investment programs. These funds were deployed through a variety of programs designed to address diverse housing needs, including those that lower borrowing costs for income‑eligible households, support rehabilitation and repairs for seniors and families with special needs, provide down‑payment and closing‑cost assistance for first‑generation homebuyers, supplying resources to households recovering from natural disasters, and providing subsidized Advances to supply liquidity to Community Development Financial Institutions. Our Board of Directors approved the continuation of voluntary contributions at the five percent level for 2026, with specific program allocations to be determined based on housing and community needs within the Fifth District.

Serving the Community
Our commitment to serving the communities in which we operate is a core element of our long‑term business strategy. We invest in programs that promote economic opportunity, strengthen local organizations, and support the wellbeing of our employees and neighbors. We offer a range of opportunities for our employees to connect and grow personally and professionally through educational opportunities, employee resource groups, community outreach, fundraising campaigns and volunteer opportunities that support and give back to our local communities. Our corporate outreach and development efforts in 2025 included participation in or donations to various organizations including Cincinnati USA Regional Chamber, Special Olympics, Cincinnati Pride, HER (Housing, Education, and Recovery) Cincinnati, the United Way Campaign, the Cincinnati Wish Tree Program, African American Chamber of Commerce, Do it Yourself Darlin Home Improvement Workshops, Artswave, Heart Mini-Marathon and Walk sponsored by the American Heart Association, Adopt-A Class, Habitat for Humanity, Autism Connections Cincinnati, Freestore Foodbank, and Samaritan Car Care Clinic.

HUMAN CAPITAL RESOURCES

Our human capital is a significant contributor to the success of our strategic business objectives. In managing human capital, we focus on our workforce profile and the various programs and philosophies described below.

Workforce Profile
Our workforce is primarily comprised of corporate employees, with one location of principal operations. As of December 31, 2025, we had 276 employees. Our workforce is leanly staffed, and historically has included a number of longer-tenured employees. As of December 31, 2025, the average tenure of our employees was nine years. We strive to both develop talent from within the organization and supplement with external hires. Developing talent internally results in institutional strength and continuity and promotes loyalty and commitment in our employee base, which furthers our success. However, adding new employees contributes to new ideas, continuous improvement, and our goals of an inclusive workforce. We encourage feedback from employees through third party surveys, internal surveys and a dedicated email address to send in questions or comments for review by the Chief Executive Officer. Our employees are not represented by a collective bargaining unit.

Total Rewards
We seek to attract, develop and retain talented employees. We strive to achieve this objective through a combination of development programs, benefits and employee wellness programs, and recognizing and rewarding performance. Specifically, our programs include:
▪Cash compensation – provides competitive salary and performance based incentives.
▪Benefits – offers health insurance with a health savings account contribution, dental and vision insurance, life and AD&D insurance, supplemental life insurance, short-term disability, long-term disability insurance, dependent care and transportation reimbursement programs, employee assistance program, 401(k) retirement savings plan with employer match, and defined benefit pension benefits. Since January 1, 2024, the 401(k) retirement savings plan includes non-elective retirement contributions and the defined benefit pension plan was closed to new entrants.
▪Recognition programs – sponsors peer-to-peer recognition program, department recognition program and company-wide recognition.
▪Time off programs - provides paid time off for any reason (vacation, illness, personal) and other paid leave programs for bereavement, jury duty, and for times when caring for a sick family member, bonding with a newborn or recovering from childbirth.
▪Work / life balance – provides flexible work arrangements and scheduling including allowing a hybrid work arrangement where employees may work up to two days per week from home and three days in the office. Additional flexibility is provided through our "Work from Anywhere" weeks, which allow employees to work fully remote for a limited number of weeks in the year.
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

Office of Minority and Women Inclusion
We are required by federal statute (12 U.S.C. § 4520) and Finance Agency regulations to have an Office of Minority and Women Inclusion. Our Office of Minority and Women Inclusion officer is a member of the senior management team that reports to the President and Chief Executive Officer, who then acts as a liaison to the Board of Directors. As required by applicable law, we operationalize our commitment to the principles of equal opportunity in employment and contracting through the development and execution of a three-year strategic plan. We offer a range of educational opportunities, and we support connections and belonging as well as the personal and professional growth of our workforce.

Item 1A.    Risk Factors.

The following discussion summarizes the material risks and uncertainties we currently face. The realization of one or more of the risks could negatively affect our results of operations, financial condition, safety and soundness, and, at the extreme, the viability of our business franchise. These effects could include reductions in Mission Assets and Activities, lower earnings and dividends, and, at the extreme, impairment of capital, or limitations on our ability to participate in issuances of Consolidated Obligations. The risks identified below are not the only risks we face. Other risks not presently known or which we deem to be currently immaterial may also impact our business. Additionally, the risks identified may adversely affect our business in ways we do not expect or anticipate.

BUSINESS AND REGULATORY RISK

Global or domestic financial market and economic disruptions or geopolitical conditions, including downturns in the U.S. housing market and related U.S. government monetary policy responses, could lower Mission Assets and Activities and profitability.

Member demand for Mission Assets and Activities depends in large part on the general health of the economy and overall business conditions. Our business, earnings and risk profile are affected by international, domestic and district-specific business, economic and geopolitical conditions and disruptions, including for example, U.S. government shutdowns or downgrade of the U.S. government credit rating. Numerous external factors can affect our Mission Assets and Activities and earnings including:

▪the general state and trends of the economy and financial institutions, especially in the Fifth District;
▪conditions in the financial, credit, mortgage, and housing markets;
▪interest rates;
▪Federal Reserve actions to influence the Fed funds rate or use of its balance sheet to influence financial markets and economic conditions;
▪competitive alternatives to our products, such as retail deposits and other sources of wholesale funding;
▪inflation;
▪regulations affecting our members' liquidity requirements;
▪the willingness and ability of financial institutions to expand lending;
▪the strength of the U.S. dollar against other currencies and of the foreign, domestic and local economies in which we operate;
▪geopolitical instability or conflicts, such as the threat or imposition of tariffs or other trade restrictions and ongoing hostilities such as between Russia and Ukraine and in the Middle East, may result in trade disruptions, sanctions or other market volatility, which could adversely affect our business or our members; and
▪natural disasters, pandemics or other widespread health emergencies, terrorist attacks, cyberattacks, civil unrest, geopolitical instability or conflicts, trade disruptions, economic or other sanctions, or other unanticipated or catastrophic events could create economic and financial disruptions and uncertainties.

In addition, we are currently operating in, and expect for the foreseeable future to continue to operate in, a period of economic uncertainty and market volatility, including as a result of higher inflation, unpredictable interest rates, supply chain disruptions, expanded or retaliatory tariffs, sanctions, quotas or other trade barriers, fluctuating foreign currency exchange rates, changes in governmental administrations and policies, and other geopolitical events. These external factors are likely to have a more severe impact if a prolonged economic downturn is accompanied by significant changes in interest rates, stresses in the housing market, elevated competitive forces, or actual or potential changes in the legislative and regulatory environment. Any of these factors, or a combination of factors, could adversely affect our business activities and results of operations and may ultimately cause stockholders to request redemption of a portion of their capital or request withdrawal from membership (both referred to in this report as “request withdrawal of capital”).

Historically, overall Advance demand has been unfavorably affected when a substantial amount of deposit-based liquidity is provided to financial institutions through the monetary and fiscal policies of the U.S. government and its agencies, including the Federal Reserve. The Federal Reserve’s policies directly and indirectly influence interest rates on our assets and liabilities and liquidity within the banking system, which could reduce the demand for Advances and Consolidated Obligations and negatively impact our financial condition and results of operations. See "Executive Overview" in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information on recent market activity.

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

Additionally, there has been a systemic trend of financial institutions that are currently ineligible for FHLB membership gaining an increasing market share, especially related to mortgage finance. However, the legislative and regulatory environment faced by the FHLBanks has not changed in response to this trend. As non-bank financial institutions that are currently ineligible for membership continue to play an increasing role in mortgage origination, we could experience a decrease in demand for Advances or a decrease in volume of mortgage loans available for purchase from our members, which could negatively affect our financial condition and results of operations.

Changes in the legislative and regulatory environment could unfavorably affect our business model, financial condition, and results of operations.

In addition to potential GSE reform, the legislative, federal executive administration and regulatory environment in which the System operates continues to undergo change and could experience significant volatility. We note continuing developments in the Finance Agency's and current federal executive administration's areas of focus and regulatory priorities that may result in potential changes to our regulatory environment. Recently-promulgated, revised, or future legislative and regulatory actions could result in, among other things: an increase in our cost of funding and regulatory compliance; a change in membership or permissible business activities; additional capital and liquidity requirements; or reduced demand for Advances or limitation on Advances made to members (including changes relating to credit underwriting standards and member credit risk management requirements). Furthermore, since we are reliant upon a voluntary membership base, a member’s willingness to maintain the required level of capital stock investment may be influenced by changes in the legislative and regulatory environment.

We cannot predict changes in legislative or regulatory requirements or guidance, or any new legislation or regulations, or how they might impact our business or operations. We also cannot predict the federal executive administration’s or the Finance Agency’s actions on U.S. housing finance and government-sponsored enterprises, including actions taken relating to large institutional investor purchases of single-family homes. Any such changes, as well as any resulting increased scrutiny of us and the FHLBank System and its mission and activities, however, could materially affect our business operations, results of operations and reputation, and the value of FHLBank membership.

See the "Legislative and Regulatory Developments" section of the "Executive Overview" in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information about recent legislative and regulatory developments.

Potential GSE reform could unfavorably affect our business model, financial condition, and results of operations.

Due to our GSE status, the ultimate resolution to the conservatorship of Fannie Mae and Freddie Mac could affect the FHLBanks. While it has been widely recognized that a permanent financial and political solution to the current conservatorship status should be implemented, no consensus has evolved to date around any of the various legislative proposals. Although ending the conservatorships continues to be the subject of policy and market focus, there remains substantial uncertainty regarding the timing, form, and conditions of any reform or release, including whether action would occur through legislation, administrative steps, or a combination of both. Some policy proposals directed towards Fannie Mae and Freddie Mac have included provisions applicable to the FHLBank System, such as limitations on Advances and portfolio investments. Other proposals have included broader changes in GSE mortgage finance, such as the FHLBank System being a greater participant in the secondary mortgage market, which could affect the FHLBank System's long-standing business model.

We cannot predict the federal executive administration’s or the Finance Agency’s actions regarding the revision or end of conservatorships of Fannie Mae and Freddie Mac or potential reforms or enhancements to their capital structure, the imposition of new requirements or limitations on their existing authorities or changes in the nature of their government backed guarantees, or any corresponding impacts to the FHLBank System, the secondary mortgage and mortgage-backed securities market, or the mortgage industry.

There are significant differences between the FHLBank System and Fannie Mae and Freddie Mac, including the System's focus on lending as opposed to guaranteeing mortgages and its distinctive cooperative business model. GSE-related executive orders or legislation could inadequately account for these differences. This could jeopardize the ability of the FHLBank System to continue operating effectively within its current business model, including by adversely changing the perceptions of the capital markets about the risk associated with the debt of housing GSEs. Any change in market perceptions regarding government support, the housing finance system, or the risk profile of the debt of housing GSEs could adversely affect our funding costs, access to funding, competitive position, and financial condition and results of operations.

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

Exposure of earnings to unhedged changes in interest rates and mortgage prepayment speeds is a source of residual risk. We derive most of our income from the interest earned on assets less the interest paid on Consolidated Obligations and deposits used to fund the assets. Spreads on our assets tend to be narrow compared to those of many other financial institutions due to our cooperative business model. Market conditions, yield curve shape, competitive forces, and market risk exposure could cause these already narrow asset spreads to decline, which could substantially reduce our profitability. A key spread relationship is that we tend to utilize Consolidated Discount Notes to fund a significant amount of assets that have adjustable rates tied to a benchmark interest rate, such as SOFR. Because rates on Discount Notes do not perfectly correlate with other adjustable benchmark interest rates, a narrowing of this spread, for example from investors changing perceptions about the quality of our debt, could lower income and reduce balances of Mission Assets and Activities.

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

We are exposed to liquidity risk if significant disruptions in the capital markets occur. Although the System has been able to maintain access to the capital markets for debt issuances on acceptable terms in its history, there is no assurance this will continue to be the case. Our ability to effectively access the capital markets on acceptable terms could be adversely affected by external events (such as general economic and financial instabilities, political instability, wars, natural disasters, pandemics or other widespread health emergencies, civil unrest or other unanticipated or catastrophic events), deterioration in the perception of financial market participants about the financial strength of Consolidated Obligations, or downgrades to the System's credit ratings or the U.S. sovereign credit rating or outlook. Downgrades to the U.S. sovereign credit ratings or outlook have occurred and may occur again if the U.S. government fails to adequately address its fiscal budget deficit or statutory debt limit. The System could also be affected by the continued changes in the capital markets in response to financial regulations and by the joint and several liability for Consolidated Obligations, which exposes the System as a whole to events at individual FHLBanks. If access to capital markets were to be impaired for an extended period, we may not be able to obtain funding on acceptable terms and this could adversely affect our ability to support our operations, including meeting members' demand for funding. As a result, the effect on our financial condition and results of operations could be material. At the extreme, the System's ability to achieve its mission and satisfy its financial obligations could be threatened.

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

Although Advances and Letters of Credit are over-collateralized and mortgage loans in the MPP are of high credit quality with various credit enhancements, credit risk could increase under a number adverse scenarios, such as damage or destruction of collateral that members pledge to secure Credit Services or mortgages that we hold in the MPP as a result of natural disasters, which may be caused by the effects of extreme-weather related disasters or other catastrophic events. Significant declines in the value of collateral pledged to secure Credit Services could lead to greater exposure to credit losses in the event of a member default. Additionally, significant and sustained reductions in home prices and sustained elevated levels of unemployment and other factors that influence delinquencies and defaults could increase the risk of credit losses in the MPP.

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

Financial institutions are inter-related as a result of trading, clearing, counterparty, and other relationships. As a result, actual or potential defaults of one or more financial institutions could lead to market-wide disruptions that could impact our financial condition or results of operations and make it difficult for us to find qualified counterparties for transactions.

We are jointly and severally liable for the Consolidated Obligations of other FHLBanks. Financial difficulties at other FHLBanks could require us to provide financial assistance to another FHLBank, which could adversely affect our results of operations or our financial condition.

Each FHLBank has a joint and several liability for principal and interest payments on Consolidated Obligations, which are backed only by the financial resources of the FHLBanks, regardless of whether we receive all or any portion of the proceeds from any particular issuance of Consolidated Obligations. Although no FHLBank has ever defaulted on its principal or interest share of an Obligation, there can be no assurance that this will continue to be the case. Financial performance issues could require our FHLB to provide financial assistance to one or more other FHLBanks, for example, by making a payment on an Obligation on behalf of another FHLBank. Such assistance could adversely affect our financial condition, earnings, ability to pay dividends, or ability to redeem or repurchase capital stock.

OPERATIONAL RISK

Failures or interruptions of the Office of Finance's services could disrupt the ability to conduct and manage our business.

The Office of Finance is a joint office of the FHLBanks established to facilitate the issuance and servicing of Consolidated Obligations, which are the principal source of funding for the FHLBanks. The Office of Finance relies heavily on its information systems and technology for its operations. A failure or interruption of the Office of Finance's services as a result of breaches, cyberattacks, system malfunctions, disruptions or failures (including those associated with implementing technology initiatives), natural disasters, or other technological risks could negatively affect the business operations of each FHLBank, including disruptions to the FHLBanks' access to funding through the sale of Consolidated Obligations. Although the Office of Finance has business resiliency and security incident response plans in place, our business operations could be constrained, disrupted or otherwise negatively affected if the Office of Finance was not able to perform its functions for a period of time.

Failures or interruptions in our information systems and other technologies and our reliance on third-party vendors could harm our financial condition, results of operations, reputation, and relations with members.

As a financial institution, we rely heavily on internal and third-party information systems and other technology to manage our business, including the secure processing, storage and transmission of confidential borrower and financial information in computer systems and networks. For instance, due to our reliance on the book-entry system of the Federal Reserve Banks for debt issuance and servicing operations, we depend on them and their fiscal agent, the Federal Reserve Bank of New York, and one or more settlement agents to issue and make payments of principal and interest on Consolidated Obligations. Failures in information systems and other technologies could occur from human error, fraud, cyberattacks, errors or misuse of systems and services we employ, failures to follow established protocols, lapses in operating processes, or natural or man-made disasters. Also, if key technology platforms become obsolete, if we fail to keep pace with technological changes or innovation, including artificial intelligence, or if we experience disruptions, our results of operations could be materially adversely affected. We are investing significant time, capital, and management attention in the modernization of our technology systems, including cloud‑based platforms, data capabilities, and artificial intelligence tools. If we do not successfully execute these initiatives effectively, our ability to operate efficiently or deliver our products and services could be adversely affected.

Computer systems, software, networks and cloud service providers are increasingly more vulnerable to failures and interruptions from cyberattacks, which may include breaches, unauthorized access, misuse, computer viruses or other malicious or destructive code (such as ransomware) and other events against information owned by our company and customers. These failures and interruptions could jeopardize the confidentiality or integrity of information, or otherwise cause interruptions or malfunctions in operations. Cyberattacks, in particular those on financial institutions and financial market infrastructures, have become more frequent, sophisticated, and increasingly difficult to detect or prevent, including as a result of the increased capabilities of artificial intelligence and other emerging technologies that may be used maliciously. It could take considerable time for us to determine the scope, extent, amount, and type of information compromised under a cyberattack. Additionally, threats of cyber terrorism, external extremist parties, including state-sponsored actors, result in heightened risk exposure. These threats may increase as a result of geopolitical conflicts. We can make no assurance that we will be able to prevent, timely and adequately address, or mitigate failures, interruptions, or cyberattacks in information systems and other technology. If we experience a failure, interruption, or cyberattack in any of these systems, we may be unable to effectively conduct or manage business activities, operating processes, and risk management, which could significantly harm customer relations, our reputation, and operating costs, potentially resulting in material adverse effects on our financial condition and results of operations. We may not be able to foresee, prevent, mitigate, reverse or repair the negative effects of such failures, interruptions, cyberattacks, or cyber terrorism.

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

Natural disasters, including those resulting from extreme weather, could adversely affect our business and our members’ businesses.

Natural disasters, such as hurricanes, tornadoes, floods, wild fires, and droughts may impact our operations or our members’ businesses. These extreme weather events are increasing in frequency, intensity and duration. These natural disasters, including those resulting from extreme weather, could destroy or damage facilities or other properties (such as collateral that members have pledged to secure Advances or mortgages), disrupt business, increase the probability of power or other outages, or otherwise cause significant economic dislocation in the affected regions. Any of these situations may adversely affect our financial condition and results of operations.

Our financial condition and results of operations could suffer if we are unable to hire and retain skilled key personnel.

We rely on key personnel for many of our functions and have a relatively small workforce, given the size and complexity of our business. The success of our mission depends, in large part, on the ability to attract and retain key personnel. We must continue to recruit, retain and motivate a qualified pool of employees, both to maintain our current business, and to execute strategic initiatives. Failure to attract and retain skilled key personnel or ineffective succession planning related to key personnel could adversely affect our financial condition, results of operations, and may result in incremental regulatory scrutiny.

Item 1B.    Unresolved Staff Comments.

None.

Item 1C.    Cybersecurity.

CYBERSECURITY RISK MANAGEMENT AND STRATEGY

We are subject to cybersecurity risk, which includes intentional and unintentional acts that may jeopardize the confidentiality, integrity, or availability of our information technology assets and data under our control. Cybersecurity risk can take the form of a variety of circumstances that cause harm to us, our members, our service providers, and the economy in general. These circumstances include malicious software or exploited vulnerabilities, social engineering, such as phishing, denial-of-service attacks, viruses, malware, and natural disasters. See Item 1A. Risk Factors for additional description of cybersecurity and other operational risks.

Guided by industry standards, such as the National Institute of Standards and Technology (NIST) Cybersecurity Framework, and Finance Agency regulatory guidance, we maintain processes for assessing, identifying, and managing cybersecurity risk through a layered approach throughout our environment and in our service provider arrangements, including software-as-a-service and infrastructure-as-a-service engagements. We periodically evaluate and update our policies and practices to mitigate our exposure to cybersecurity risks given, among other things, the evolving natures of these risks, the involvement of uncontrollable circumstances, such as fires or flooding, and our role in the financial services industry and the broader economy. Our cybersecurity risk-mitigating processes include the implementation of firewalls, anti-virus software, real-time network monitoring, various forms of testing, and the deployment of software updates to address security vulnerabilities, as well as annual and periodic employee training to educate employees on how to identify and avoid various forms of social engineering.

Our security incident response plan outlines how cybersecurity threats and incidents are identified, classified, and escalated, including for the purposes of reporting and providing relevant information to senior management and the Board of Directors. The security incident response plan also requires management to assess materiality of the threat or incident for the purposes of public disclosure.

We also maintain a business resiliency program designed to ensure that resources and plans are in place to protect us from potential loss during a disruption, which includes the unavailability of our information technology assets due to unintentional events like fire, power loss, and other technical incidents such as hardware failures. These business resiliency resources and plans include maintaining business resiliency sites to ensure continued operations, regular backing up of data and systems on offsite facilities, testing our ability to operate on disaster recovery systems, and annually reviewing department level business resiliency procedures.

We regularly engage third parties to test, maintain, and enhance our cybersecurity risk management practices and threat monitoring. These engagements include incident response exercises, penetration testing, managed detection and response services, and intrusion prevention and detection applications. Our vendor risk management program includes regular reviews and oversight of these third parties, including performance and technological reviews and escalation of any unsatisfactory performance, in order to identify, prioritize, assess, mitigate and remediate third party risks. However, we rely on the third parties we use to implement security programs commensurate with their risk, and we cannot ensure in all circumstances that their efforts will be successful.

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

CYBERSECURITY GOVERNANCE

Our Chief Information Officer (CIO) and Chief Information Security Officer (CISO) provide regular reports (at least quarterly) to the Risk Committee of our Board and management committees on topics such as threat intelligence, major cybersecurity risk areas and threats, technologies and best practices, and any cybersecurity incidents that may have impacted us, and more frequently if there was an ongoing cybersecurity incident. Our Board oversees our information security program through regular review of policies, including our information security policy designed to establish clear management direction and commitment to preserve the confidentiality, integrity, and availability of all information technology assets and data.

Cybersecurity risk management is integrated with our overall risk management framework overseen by our Enterprise Risk Management Committee – a management level committee, including senior management and other leadership representatives from our operational risk, information security, information technology, legal, operations, and other departments. Our Enterprise Risk Management Committee is responsible for approving policies to support the management and implementation of the cybersecurity program. Our policies establish administrative, technical, and physical safeguards designed to protect the security, confidentiality, and integrity of our information in accordance with Finance Agency regulations and applicable laws. Additionally, the Enterprise Risk Management Committee recommends the annual information technology strategic plan to senior management prior to Board review. This committee receives regular reporting from our CISO similar to what is provided to the Board, and more detailed reporting regarding the availability of information technology assets and cybersecurity threats being monitored.

Our CISO, who reports both to our Chief Risk Officer (CRO) and our CIO, manages the cybersecurity governance framework designed to protect the confidentiality, integrity, and availability of our information technology assets and data under our control. Our CISO has approximately seven years of experience with the FHLB in successively more responsible roles and has led teams to design, secure, implement, and audit numerous technology solutions. Our information security group is responsible for developing, documenting, and approving our information security control standards, guidelines, and procedures, in line with the policies and standards set forth by the Board and Enterprise Risk Management Committee. They are experienced and knowledgeable in both technology and cybersecurity and maintain industry recognized security certifications.

The business resiliency program is overseen by the Business, Operations, and Technology Committee of the Board and includes business impact analysis for developing effective plans and a disaster recovery plan to respond, recover, resume, and restore technology assets critical for us to operate. Our Information Technology Steering Committee oversees the implementation of the business resiliency program as approved by the Board.

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

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

By law our stock is not publicly traded, and only our members (and former members with a withdrawal notice pending) may own our stock. The par value of our capital stock is $100 per share. As of February 28, 2026, we had 607 member and former member stockholders and approximately 48 million shares of capital stock outstanding, all of which were Class B Stock.

Generally, the Board of Directors has discretion to declare or not declare dividends and to determine the rate of any dividend declared. Our policy states that dividends for a quarter are declared and paid from retained earnings after the close of a calendar quarter and are based on average stock balances for the then closed quarter. The Board of Directors' decision to declare dividends is influenced by the financial condition, overall financial performance and retained earnings of the FHLB, and actual and anticipated developments in the overall economic and financial environment including interest rates and the mortgage and credit markets. The dividend rate is generally referenced as a spread to average short-term interest rates experienced during the quarter to help assess a competitive level for our stockholders. In 2025, 2024, and 2023 we declared quarterly cash dividends.

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

RECENT SALES OF UNREGISTERED SECURITIES

We provide Letters of Credit in the ordinary course of business to support members' obligations issued in support of unaffiliated, third-party offerings of notes, bonds or other securities. We provided $20 million, $51 million, and $92 million of such credit support during 2025, 2024, and 2023. To the extent that these Letters of Credit are securities for purposes of the Securities Act of 1933, their issuance is exempt from registration pursuant to Section 3(a)(2) thereof.

Item 6.     [Reserved].

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

This discussion and analysis of the FHLB's financial condition and results of operations should be read in conjunction with the Financial Statements and related Notes to Financial Statements contained in this Form 10-K.

EXECUTIVE OVERVIEW

During 2025, we delivered on our dual mission of providing access to ongoing liquidity funding to member financial institutions and supporting affordable housing and community investment. We maintained strong profitability, which enabled us to bolster capital adequacy by increasing retained earnings, to pay a competitive dividend rate to stockholders, and to make meaningful contributions to affordable housing. We exceeded all minimum regulatory capital and liquidity requirements, and we were able to fund operations through the issuance of Consolidated Obligations at acceptable interest costs. Additionally, overall residual credit risk exposure from our Credit Services, mortgage loan portfolio, investments, and derivative transactions remained de minimis. Likewise, our market risk measures continued to be within our risk appetite.

Mission Assets and Activities

Primary Mission Assets (i.e., principal balances of Advances and mortgage loans held for portfolio) and Supplemental Mission Activities (i.e., Letters of Credit and Mandatory Delivery Contracts) are the principal business activities by which we fulfill our mission with direct connections to members and what we refer to as Mission Assets and Activities. We regularly monitor our level of Mission Assets and Activities. One measure we use to assess mission achievement is our Primary Mission Asset ratio, which measures the sum of average Advances and mortgage loans as a percentage of average Consolidated Obligations (adjusted for certain high-quality liquid assets, as permitted by regulation). In 2025, the Primary Mission Asset ratio averaged 72 percent, above the Finance Agency's preferred ratio of 70 percent. In assessing overall mission achievement, we also consider supplemental sources of Mission Assets and Activities, the most significant of which is Letters of Credit issued for the benefit of members.

The following table summarizes our Mission Assets and Activities.

	Year Ended December 31,
	Ending Balances		Average Balances
(In millions)	2025	2024	2025	2024
Primary Mission Assets (1):
Advances	$70,104	$79,545	$79,082	$74,669
Mortgage loans held for portfolio	8,490	7,093	7,554	7,032
Total Primary Mission Assets	$78,594	$86,638	$86,636	$81,701

Supplemental Mission Activities (2):
Letters of Credit (notional)	$46,532	$48,915	$46,389	$47,458
Mandatory Delivery Contracts (notional)	159	26	207	60
Total Supplemental Mission Activities	$46,691	$48,941	$46,596	$47,518
(1)Amounts represent principal balances.
(2)Amounts represent off-balance sheet commitments.

Advance principal balances at December 31, 2025 decreased $9.4 billion (12 percent) from year-end 2024 primarily driven by modest reductions in Advance borrowings from a few large-asset members. However, average principal Advance balances for

2025 increased $4.4 billion (six percent) compared to 2024 as depository members continued to have a strong demand for liquidity.

We believe that the benefit of membership comes from our business model as a wholesale lender GSE, which provides members a reliable and flexible source of funding in order to support their asset-liability management needs. As such, Advance balances are often volatile given our members' ability to quickly, normally on the same day, increase or decrease the amount of their Advances. Our business model is designed to support significant changes in asset levels without having to undergo material changes in staffing, operations, risk practices, or general resource needs. A key reason for this scalability is that our Capital Plan provides for additional capital when Advances grow and the opportunity for us to retire capital when Advances decline, thereby acting to preserve competitive profitability.

MPP principal balances increased $1.4 billion (20 percent) from the year-end 2024 balance. During 2025, we purchased $2.2 billion of mortgage loans, while principal reductions were $0.8 billion. The higher MPP purchases reflected market conditions that supported members' greater utilization of the program. Principal reductions in 2025 were limited due in large part to the elevated mortgage rate environment keeping mortgage refinance activity low.

Letters of Credit decreased $2.4 billion (five percent) from year-end 2024. Letters of Credit balances are primarily used by members to secure public unit deposits. We normally earn fees on Letters of Credit based on the actual average amount of the Letters utilized, which generally is less than the notional amount issued.

Affordable Housing and Community Investment

In addition to providing readily-available, competitively-priced sources of funds to members, one of our core missions is to support affordable housing and community investment. We are statutorily required to set aside a portion of our profits to support affordable housing each year. These funds assist members in serving very low-, low-, and moderate-income households and community economic development. Our net income for 2025 resulted in a statutory assessment of $64 million to the AHP pool of funds available to members in 2026.

Beyond the statutory AHP assessment, the Board of Directors may elect to make voluntary contributions to the AHP or other housing and community investment activities. In 2025, we made voluntary contributions of $36 million, representing five percent of our 2024 earnings, to various voluntary housing and community investment programs. These contributions are recorded in non-interest expense on the Statements of Income, which reduces net income before assessments, and, in turn, reduces the statutory AHP assessment each year. As such, in 2025, we made supplemental voluntary contributions to the AHP of approximately $4 million to make the total AHP contributions equal to what the statutory AHP assessment would have been in the absence of these effects. The table below provides a summary of our voluntary contribution commitment and fulfillment for the years ended December 31, 2025 and 2024.

	Year Ended December 31,
(Dollars in millions)	2025	2024
Voluntary contribution commitment	$36	$38
Voluntary contribution fulfillment	36	38
Fulfillment excess (shortfall)	$—	$—

Fulfillment, as a percentage of prior year net income subject to assessment, as adjusted	5%	5%

Voluntary contribution fulfillment	$36	$38
Supplemental voluntary contributions to AHP	4	4
Total voluntary contributions, including supplemental contributions to AHP assessment	$40	$42

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

	Year Ended December 31,
(Dollars in millions)	2025	2024	2023
Net income	$575	$608	$668
Return on average equity (ROE)	8.45%	9.48%	9.63%
Return on average assets	0.42	0.49	0.49
Weighted average dividend rate	8.62	9.00	7.60
Dividend payout ratio (1)	72.9	70.2	61.5
Average Secured Overnight Financing Rate (SOFR)	4.24	5.14	5.01
ROE spread to average SOFR	4.21	4.34	4.62
Dividend rate spread to average SOFR	4.38	3.86	2.59
(1)Dividend payout ratio is dividends declared in the period as a percentage of net income.

Our profitability was strong in 2025, which enabled us to pay a competitive return to stockholders, make meaningful contributions to support affordable housing and community investment and strengthen capital by increasing retained earnings. Net income decreased $33 million in 2025 compared to 2024. The decrease in net income was primarily due to lower average interest rates, which decreased the earnings generated from investing the FHLB's capital in interest-earning assets, and lower spreads earned on mortgage loans held for portfolio. The factors decreasing net income were partially offset by the benefit of higher average interest-earning assets.

We strive to provide a competitive return on members' capital investment in our company through quarterly dividend payments. In 2025, we paid stockholders a weighted average dividend rate of 8.62 percent on their capital investment in our company, which was 4.38 percentage points above average SOFR. After we paid our dividends, retained earnings totaled $2.0 billion on December 31, 2025, an increase of eight percent from year-end 2024. We believe the amount of retained earnings is sufficient to protect against members' impairment risk of their capital stock investment in the FHLB and to provide the opportunity to stabilize future dividends.

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

	Year 2025		Year 2024		Year 2023
	Ending	Average	Ending	Average	Ending	Average
Federal funds effective	3.64%	4.21%	4.33%	5.14%	5.33%	5.03%
SOFR	3.87	4.24	4.49	5.14	5.38	5.01
2-year U.S. Treasury	3.48	3.82	4.24	4.38	4.25	4.60
10-year U.S. Treasury	4.17	4.29	4.57	4.21	3.88	3.96
15-year mortgage current coupon (1)	4.40	4.74	5.11	4.95	4.62	5.11
30-year mortgage current coupon (1)	5.04	5.48	5.83	5.59	5.25	5.62

	Year 2025 by Quarter - Average
	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Federal funds effective	4.33%	4.33%	4.30%	3.90%
SOFR	4.33	4.32	4.33	3.99
2-year U.S. Treasury	4.16	3.88	3.73	3.53
10-year U.S. Treasury	4.46	4.36	4.26	4.09
15-year mortgage current coupon (1)	4.97	4.91	4.63	4.45
30-year mortgage current coupon (1)	5.71	5.70	5.40	5.10
(1)     Current coupon rate of par uniform mortgage-backed securities (UMBS) indications.

Average overnight rates were approximately 90 basis points lower in 2025 compared to 2024 due to several rate cuts by the Federal Reserve in 2025. Our earnings from capital decreased $36 million in 2025 compared to 2024 because of the lower average short-term rates. However, this decrease was partially offset by higher average capital balances in 2025.

During both 2025 and 2024, the market risk exposure to changing interest rates was low and within policy limits. We believe that longer-term profitability will be competitive, unless interest rates were to increase significantly for a sustained period of time.

Legislative and Regulatory Developments

Significant regulatory actions and developments for the period covered by this report not previously disclosed are summarized below.

We are subject to various legal and regulatory requirements and priorities. Certain actions, regulatory priorities, and areas of focus, such as deregulation, by the federal executive administration have changed and continue to change the regulatory environment. For example, the Finance Agency repealed the Fair Lending, Fair Housing, and Equitable Housing Finance Plus regulation applicable to the FHLBanks, effective March 9, 2026, citing the federal executive administration's deregulatory priorities. Furthermore, during 2025, withdrawals and rescissions of certain rules, proposed rules, and advisory, regulatory, or technical guidance have affected, and likely will continue to affect, certain aspects of our business operations. These changes could have an impact on our financial condition, results of operations and reputation.

On January 20, 2026, the federal executive administration issued an executive order that seeks to restrict acquisitions by large institutional investors of single-family homes. Among other things, the executive order directs certain agencies, including the Finance Agency, to issue guidance to (i) prevent agencies and government-sponsored enterprises from providing for, approving, insuring, guaranteeing, securitizing, or facilitating the acquisition by a large institutional investor of a single-family home that could otherwise be purchased by an individual owner-occupant, or disposing of federal assets in a manner that transfers a single-family home to a large institutional investor; and (ii) promote sales to individual owner-occupants, including through anti-circumvention provisions, first-look policies, and disclosure requirements. The executive order also calls for legislative recommendations to codify related policies and directs certain agencies to conduct reviews and consider additional measures to combat speculation by large institutional investors in single-family housing markets. We are unable to predict the nature of the guidance, measures, or recommendations, or how each may impact our business.

On March 13, 2026, the federal executive administration issued two executive orders addressing mortgage credit availability and housing affordability. One executive order directs the Finance Agency and certain other financial regulators to consider:

1.revising capital regulations to tailor risk weights for all banks, including community banks, for portfolio mortgages, servicing rights, and warehouse lines of credit;
2.modernizing collateral valuation and transfer systems between Federal Reserve Banks and FHLBanks;
3.expanding access to longer-dated FHLBank Advances tied to residential mortgage assets;
4.creating targeted FHLBank liquidity programs for entry‑level housing, owner‑occupied purchase loans, and small residential builders;
5.accelerating collateral boarding and valuation processes through standardized data and digital documentation; and
6.refocusing FHLBanks’ Affordable Housing Programs to facilitate faster-cycle execution and greater financial leverage for small-scale and owner-occupied housing projects.

The executive order also instructs the Finance Agency and the Vice Chairman for Supervision of the Federal Reserve to consider authorizing FHLBanks’ intermediate access to the Federal Reserve’s discount window for FHLBanks’ depository institution members. Additionally, among other actions, the executive order directs the Finance Agency to consider facilitating the acceptance of e-notes and promotion of digital mortgage standards. Under the executive order, the Finance Agency, in consultation with other relevant federal agencies, is required to submit a report identifying recommendations for regulatory or legislative changes necessary to address any regulatory or oversight gaps.

The second executive order, together with other actions, directs the Finance Agency and other federal agencies to consider eliminating unduly burdensome rules and reforming programs that constrain residential development and impede housing affordability, especially the construction of affordable single-family homes as well as suburban and exurban neighborhoods.

While we note that the executive orders could potentially affect our liquidity products, collateral and operational requirements, capital deployment, and housing-related initiatives, they do not, by themselves, change existing regulations or program requirements applicable to us or the FHLBank System. The nature, timing, and scope of any regulatory or programmatic changes resulting from these executive orders remain uncertain and would be subject to further agency action, including rulemaking or guidance, as applicable. We will continue to monitor developments related to these executive orders and assess their potential impact on us, the FHLBank System, and our members.

Considering the changes in the regulatory environment, there is uncertainty with respect to the ultimate result of future regulatory actions and the impact they may have on us and the FHLBank System. We continue to monitor these actions as they evolve and evaluate their potential impact on us. See Part I, Item 1A. "Risk Factors" for more discussion of related risks.

ANALYSIS OF FINANCIAL CONDITION

Credit Services

Credit Activity and Advance Composition
The table below shows trends in Advance balances by major programs and in the notional amount of Letters of Credit.

(Dollars in millions)	December 31, 2025		December 31, 2024
	Balance	Percent(1)	Balance	Percent(1)
Adjustable/Variable-Rate Indexed:
SOFR	$26,112	37%	$27,745	35%
Other	1,653	3	2,461	3
Total	27,765	40	30,206	38
Fixed-Rate:
Repurchase based (REPO)	6,060	9	7,384	9
Regular Fixed-Rate	33,188	47	39,637	50
Putable (2)	623	1	615	1
Amortizing/Mortgage Matched	799	1	1,015	1
Other	1,669	2	688	1
Total	42,339	60	49,339	62
Total Advances Principal	$70,104	100%	$79,545	100%

Letters of Credit (notional) (3)	$46,532		$48,915
(1)As a percentage of total Advances principal.
(2)Excludes Putable Advances where the related put options have expired or where the Advance is indexed to a variable-rate. These Advances are classified based on their current terms.
(3)Represents the amount of an off-balance sheet commitment.

The Advance principal balance as of December 31, 2025 decreased $9.4 billion compared to year-end 2024, primarily driven by modest reductions in Advance borrowings from a few large-asset members. However, average Advance principal balances increased $4.4 billion in 2025 compared to 2024 indicating that depository members continued to have a strong demand for liquidity. The future levels of Advance balances are difficult to predict and depend on many factors, including changes in the level of liquidity in the financial markets, changes in our members' deposit levels compared to loan growth and the general health of the economy.

Letters of Credit are issued on behalf of members to support certain obligations of members (or members' customers) to third-party beneficiaries. Letters of Credit decreased $2.4 billion (five percent) in 2025. Letters of Credit usually expire without being drawn upon.

The following table shows Advance usage of members by charter type.

(Dollars in millions)	December 31, 2025		December 31, 2024
	Principal Amount of Advances	Percent of Total Principal Amount of Advances	Principal Amount of Advances	Percent of Total Principal Amount of Advances
Commercial Banks	$46,054	66%	$55,198	69%
Savings Institutions	6,771	10	7,144	9
Credit Unions	2,918	4	3,509	5
Insurance Companies	14,340	20	13,686	17
Community Development Financial Institutions	20	—	—	—
Total member Advances	70,103	100	79,537	100
Former member borrowings	1	—	8	—
Total principal amount of Advances	$70,104	100%	$79,545	100%

The following tables present principal balances for the five members with the largest Advance borrowings.

(Dollars in millions)
December 31, 2025			December 31, 2024
Name	Principal Amount of Advances	Percent of Total Principal Amount of Advances	Name	Principal Amount of Advances	Percent of Total Principal Amount of Advances
JPMorgan Chase Bank, N.A.	$16,500	24%	JPMorgan Chase Bank, N.A.	$20,000	25%
U.S. Bank, N.A.	13,000	19	U.S. Bank, N.A.	14,500	18
The Huntington National Bank	5,506	8	Fifth Third Bank	5,601	7
Third Federal Savings and Loan Association	4,774	7	Third Federal Savings and Loan Association	4,637	6
Protective Life Insurance Company	3,000	4	The Huntington National Bank	4,501	6
Total of Top 5	$42,780	62%	Total of Top 5	$49,239	62%

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

The table below shows principal purchases and collections of loans in the MPP for each of the last two years. All loans acquired in 2025 and 2024 were conventional loans. The higher MPP purchases in 2025 reflected market conditions that supported members' greater utilization of the program.

(In millions)	2025	2024
Balance, beginning of year	$7,093	$6,960
Principal purchases	2,230	809
Principal collections	(833)	(676)
Balance, end of year	$8,490	$7,093

We closely model and analyze the refinancing incentives of our mortgage assets (including loans in the MPP and MBS) because the option for homeowners to change their principal payments normally represents the largest portion of our market risk exposure and can affect MPP balances. MPP principal paydowns in 2025 equated to a seven percent annual constant prepayment rate, which was a slight increase from the six percent rate in 2024. Although mortgage rates have eased slightly, mortgage prepayment activity remains low because current mortgage rates are still high relative to most borrowers' existing rates.

The following tables show the percentage of principal balances from Participating Financial Institutions (PFIs) supplying five percent or more of total principal and the percentage of principal balances from all other PFIs. As shown below, MPP activity is concentrated amongst a few members.

(Dollars in millions)	December 31, 2025			December 31, 2024
	Principal	% of Total		Principal	% of Total
Union Savings Bank	$1,762	21%	Union Savings Bank	$1,472	21%
FirstBank	676	8	FirstBank	688	10
Guardian Savings Bank FSB	477	6	LCNB National Bank	441	6
First Financial Bank	465	5	Guardian Savings Bank FSB	402	6
LCNB National Bank	439	5	The Huntington National Bank	389	5
All others	4,671	55	All others	3,701	52
Total	$8,490	100%	Total	$7,093	100%

Housing and Community Investment

Our Housing and Community Investment programs include the AHP and various housing and community economic development-related Advance and grant programs. The AHP, which is required by the FHLBank Act, includes funding with an accrual equal to 10 percent of our previous year's net earnings.

In 2025, we accrued $64 million of earnings for the AHP pool of funds available to members in 2026. The AHP consists of a Competitive Program and a homeownership program called Welcome Home, which assists homebuyers with down payments and closing costs.

Including funds available in 2025 from previous years, we had $52 million available for the Competitive Program in 2025, which we awarded to 56 projects through a single competitive offering. In addition, we disbursed $27 million to 166 members on behalf of 1,364 homebuyers through the Welcome Home Program, which assists homebuyers with down payments and closing costs.

Our activities to support affordable housing and economic development also include offering Advances and loans through the AHP, Community Investment Program, Economic Development Program and Zero Interest Fund with below-market interest rates and, in some cases, rates as low as zero percent. At the end of 2025, Advance balances under these programs totaled $287 million.

In addition to the statutory AHP assessment, we made voluntary contributions representing five percent of our earnings in support of a variety of housing and community investment programs. However, our voluntary contributions reduce net income before assessments which, in turn, reduces the statutory AHP assessment each year. As such, we made supplemental voluntary contributions to the AHP by an amount that equals what the statutory AHP assessment would be in the absence of these effects. The table below provides a calculation of the net income subject to assessment, adjusted for voluntary contributions recognized in net income to show how our supplemental voluntary AHP contribution restores the AHP amounts to 10 percent of our earnings absent the voluntary contributions.

	Year Ended December 31,
(Dollars in millions)	2025	2024
Net income subject to statutory assessment	$641	$677
Adjustments:
Voluntary commitment fulfillment, recognized in net income	36	38
Supplemental voluntary AHP contributions for the current year (1)	4	4
Net income subject to assessment, as adjusted (2)	$681	$719
10% of net income subject to assessment, as adjusted	$68	$72

Statutory AHP assessments	$64	$68
Supplemental voluntary AHP contributions for the current year (1)	4	4
Total statutory AHP assessment and supplemental voluntary AHP contributions for the current year	$68	$72
(1)     Included in voluntary housing and community investment expense on the Statements of Income.
(2)    Represents the calculated amount of earnings that would be available for AHP assessment if we had not made the voluntary contributions to other initiatives, which reduce net income before assessments and, in turn, reduces the statutory AHP assessment.

The following table provides the calculation of the five percent voluntary contribution commitment target for the years ended December 31, 2025 and 2024.

	Year Ended December 31,
(Dollars in millions)	2025	2024
Prior year's net income before assessment	$676	$742
Adjustment for prior year's interest expense on mandatorily redeemable capital stock	1	3
Prior year's net income subject to statutory assessment	$677	$745

Unadjusted voluntary contribution commitment (5%)	$34	$37
Adjustment for prior year voluntary contributions (1)	2	1
Voluntary contribution commitment target	$36	$38
(1)     Our voluntary contributions reduce net income before assessments which, in turn, reduces the voluntarily contributions in the subsequent year. In order to restore the voluntary contributions to the dollar amount it would be in the absence of these effects, we voluntarily contributed an additional amount to our voluntary affordable housing and community investment initiatives.

Collectively, our voluntary contributions in 2025 supported a variety of housing and community investment programs. For example, the MPP Affordable Rate Program provided $13 million in subsidies to reduce note rates on MPP loans by up to two percent for borrowers with incomes at or below 80 percent of the area median income. The Carol M. Peterson (CMP) Housing Fund disbursed over $9 million in 2025 to provide grants to cover rehabilitation and repairs for special needs and elderly homeowners within the Fifth District. The Community Development Financial Institutions Loan Investment Fund contributed over $7 million in subsidies to provide zero interest Advances to expand economic opportunity in low-income and distressed communities. The Rise Up program received $4 million in contributions during 2025 to fund grants of $25,000 for down-payment, closing-cost, and principal-reduction assistance for first-generation homebuyers purchasing homes in Kentucky or Tennessee. The Disaster Reconstruction Program disbursed over $1 million for the replacement or repair of homes damaged or destroyed by natural disasters within the Fifth District.

For 2026, the Board has committed to $34 million, or approximately five percent of 2025's adjusted income before assessments, in contributions to support a variety of voluntary housing and community investment programs, along with a supplemental voluntary AHP contribution of $4 million. In January 2026, our Board approved a $10 million contribution to the CMP Housing Fund. Additional contributions will be announced over the course of 2026.

Investments
The table below presents the ending and average balances of our investment portfolio.

(In millions)	2025		2024
	Ending Balance	Average Balance	Ending Balance	Average Balance
Liquidity investments	$30,065	$28,554	$26,363	$23,998
MBS	20,014	20,121	18,776	18,973
Other investments (1)	—	23	—	67
Total investments	$50,079	$48,698	$45,139	$43,038
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

Our overarching strategy for balances of MBS is to keep holdings as close as possible to the regulatory maximum. Finance Agency regulations prohibit us from purchasing MBS if our investment in these securities exceeds three times regulatory capital on the day we intend to purchase the securities. The ratio of MBS to regulatory capital was 3.07 on December 31, 2025, which exceeded the current regulatory limit due to stock repurchases that occurred during the fourth quarter. New MBS purchases will be postponed until the ratio falls below the regulatory limit. The balance of MBS at December 31, 2025 consisted of $19.1 billion of securities issued by Fannie Mae or Freddie Mac (of which $10.3 billion were floating-rate securities), and $0.9 billion of securities issued by Ginnie Mae (which are fixed rate).
The table below shows principal purchases and paydowns of our MBS for the last two years.

(In millions)	MBS Principal
	2025	2024
Balance, beginning of year	$19,020	$19,409
Principal purchases	3,672	2,544
Principal paydowns	(2,621)	(2,933)
Balance, end of year	$20,071	$19,020

MBS principal paydowns decreased to a 12 percent annual constant prepayment rate in 2025 from the 14 percent rate experienced in all of 2024.

Consolidated Obligations

We generally fund variable-rate assets with Discount Notes (a portion of which may be swapped), adjustable-rate Bonds, and fixed-rate Bonds that have been swapped to a variable rate because they give us the ability to effectively match the underlying rate reset periods embedded in these assets. Total Consolidated Obligations on December 31, 2025 were $120.8 billion, a decrease of $2.6 billion (two percent) compared to the balance at year-end 2024. The balances and composition of our Consolidated Obligations tend to fluctuate with changes in the balances and composition of our assets. In addition, changes in the amount and composition of our funding may be necessary from time to time to meet the days of positive liquidity and asset/liability maturity funding gap requirements discussed in the "Liquidity Risk" section of "Quantitative and Qualitative Disclosures About Risk Management."

Deposits

Total deposits with us are normally a relatively minor source of funding. Deposits with us are not insured, but are subject to statutory deposit reserve requirements. Total interest-bearing deposits as of December 31, 2025 were $1.1 billion, a decrease of three percent compared to year-end 2024. Interest-bearing deposits may have overnight or shorter-term maturities. The table below presents the maturities for uninsured term deposits:

(In millions) By remaining maturity at December 31, 2025	3 months or less	Over 3 months but within 6 months	Over 6 months but within 12 months	Over 12 months but within 24 months	Total
Uninsured term deposits	$82	$9	$35	$2	$128

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

	Year Ended December 31,
(In millions)	2025		2024
	Period End	Average	Period End	Average
GAAP and Regulatory Capital
GAAP Capital Stock	$4,539	$4,887	$4,936	$4,676
Mandatorily Redeemable Capital Stock	20	25	14	16
Regulatory Capital Stock	4,559	4,912	4,950	4,692
Retained Earnings	1,995	1,960	1,839	1,784
Regulatory Capital	$6,554	$6,872	$6,789	$6,476

	2025		2024
	Period End	Average	Period End	Average
GAAP and Regulatory Capital-to-Assets Ratio
GAAP	5.05%	5.00%	5.09%	5.12%
Regulatory (1)	5.06	5.05	5.13	5.17
(1)    At all times, the FHLB must maintain at least a four percent minimum regulatory capital-to-assets ratio.

The following table presents the sources of change in regulatory capital stock balances in 2025 and 2024.

(In millions)	2025	2024
Regulatory stock balance at beginning of year	$4,950	$4,863
Stock purchases:
Membership stock	13	11
Activity stock	4,444	2,722
Stock repurchases/redemptions:
Redemption of member excess	(4)	(1)
Repurchase of member excess	(4,809)	(2,636)
Withdrawals	(35)	(9)
Regulatory stock balance at the end of the year	$4,559	$4,950

Our business model is structured to be able to absorb sharp changes in assets because we can execute commensurate changes in liability and capital stock balances. For example, in 2025, we issued $4.5 billion of capital stock to members primarily in support of Advance borrowings, while repurchasing $4.8 billion of excess capital stock no longer supporting Mission Assets and Activities. Excess capital stock is the amount of stock held by a member (or former member) in excess of that institution's minimum stock ownership requirement and may be used by a member to capitalize additional Mission Assets and Activities, before purchasing activity stock.

See the "Capital Adequacy" section in “Quantitative and Qualitative Disclosures About Risk Management” for discussion of our retained earnings.

Membership and Stockholders

In 2025, we added six new member stockholders and lost 12 member stockholders, ending the year at 599 member stockholders. Of the 12 members lost, eight merged with other Fifth District members and four merged out of district.

In 2025, there were no material changes in the allocation of membership by state, charter type, or asset size. At the end of 2025, the composition of membership by state was Ohio with 295, Kentucky with 155, and Tennessee with 149.

The following table provides the number of member stockholders by charter type.

	December 31,
	2025	2024
Commercial Banks	315	323
Savings Institutions	70	72
Credit Unions	149	148
Insurance Companies	58	55
Community Development Financial Institutions	7	7
Total	599	605

The following table provides the ownership of capital stock by charter type.

(In millions)	December 31,
	2025	2024
Commercial Banks	$2,875	$3,303
Savings Institutions	459	472
Credit Unions	327	324
Insurance Companies	876	836
Community Development Financial Institutions	2	1
Total GAAP Capital Stock	4,539	4,936
Mandatorily Redeemable Capital Stock	20	14
Total Regulatory Capital Stock	$4,559	$4,950

Credit union members hold relatively less stock than their membership proportion because they tend to be smaller than the average member and borrow less. Insurance company members hold relatively more stock than their membership proportion because they tend to be larger than the average member and borrow more.

The following table provides a summary of member stockholders by asset size.

	December 31,
Member Asset Size (1)	2025	2024
Up to $100 million	95	99
> $100 up to $500 million	280	290
> $500 million up to $1 billion	88	82
> $1 billion	136	134
Total Member Stockholders	599	605
(1)    The December 31 membership composition reflects members' assets as of the most-recently available figures for total assets.

Most members are smaller community financial institutions, with 63 percent having assets up to $500 million. Having larger members is important to help achieve our mission objectives, including providing valuable products and services to all members.

RESULTS OF OPERATIONS

The following sections provide tabular information for the years ended December 31, 2025, 2024 and 2023 and a discussion of the results between 2025 and 2024. For a discussion of the results between 2024 and 2023, see Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2024 Annual Report on Form 10-K.

Components of Earnings and Return on Equity

The following table is a summary income statement for the last three years. Each ROE percentage is computed by dividing income or expense for the category by the average amount of stockholders' equity for the period.

(Dollars in millions)	2025		2024		2023
	Amount	ROE (1)	Amount	ROE (1)	Amount	ROE (1)
Net interest income	$768	11.29%	$800	12.46%	$864	12.47%
Non-interest income (loss):
Net gains (losses) on trading securities	74	1.09	(25)	(0.39)	16	0.23
Net gains (losses) on sales of available-for-sale securities	1	0.01	1	0.02	—	—
Net gains (losses) on derivatives	(67)	(0.99)	54	0.84	(2)	(0.03)
Net gains (losses) on financial instruments held under fair value option	(7)	(0.10)	(26)	(0.41)	(40)	(0.57)
Other non-interest income, net	32	0.47	32	0.50	30	0.43
Total non-interest income (loss)	33	0.48	36	0.56	4	0.06
Total income	801	11.77	836	13.02	868	12.53
Non-interest expense	162	2.38	160	2.49	126	1.82
Affordable Housing Program assessments	64	0.94	68	1.05	74	1.08
Net income	$575	8.45%	$608	9.48%	$668	9.63%
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

The following table shows selected components of net interest income. Reasons for the variance in net interest income between the 2025 and 2024 periods are discussed below.

(Dollars in millions)	2025		2024		2023
	Amount	% of Earning Assets	Amount	% of Earning Assets	Amount	% of Earning Assets
Components of net interest rate spread:
Net (amortization)/accretion (1) (2)	$(35)	(0.03)%	$(29)	(0.02)%	$(24)	(0.02)%
Prepayment fees on Advances, net (2)	—	—	1	—	3	—
Other components of net interest rate spread	483	0.36	472	0.38	533	0.40
Total net interest rate spread	448	0.33	444	0.36	512	0.38
Earnings from funding assets with interest-free capital	320	0.24	356	0.28	352	0.26
Total net interest income/net interest margin (3)	$768	0.57%	$800	0.64%	$864	0.64%
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

Net Amortization/Accretion (generally referred to as amortization): Net amortization can become substantial and volatile with changes in interest rates, especially for mortgage assets. For example, when mortgage rates decrease, premium amortization of mortgage assets generally increases, which reduces net interest income. In 2025 and 2024, mortgage rates remained at elevated levels relative to most borrowers' existing rates, keeping mortgage refinance activity low and amortization relatively modest.

Prepayment Fees on Advances: Fees received from members for their early repayment of certain Advances, which are included in net interest income, are designed to make us economically indifferent to whether members hold Advances to maturity or repay them before maturity. We record prepayment fees net of basis adjustments, which are primarily related to hedging activities included in the carrying value of the Advance. Both gross and net Advance prepayment fees were minimal in 2025 and 2024.

Other Components of Net Interest Rate Spread: The total other components of net interest rate spread increased $11 million in 2025 compared to 2024. The net increase was primarily due to the factors below.

2025 Versus 2024
▪Higher average interest-earning assets-Favorable: An increase of average interest-earning assets of $10.8 billion improved net interest income by an estimated $52 million. The higher average interest-earning assets were partially driven by an increase of $4.6 billion in average Advance balances as depository members continued to have a strong demand for liquidity.
▪Higher net interest rate spreads earned on MBS-Favorable: Higher spreads earned on MBS increased net interest income by an estimated $12 million. The higher spreads primarily reflect replacing lower-yielding, floating-rate MBS with purchases of higher-yielding, fixed-rate MBS, along with modest benefits from lower funding costs.
▪Lower net interest rate spreads earned on mortgage loans held for portfolio-Unfavorable: Lower spreads on mortgage loans held for portfolio decreased net interest income by an estimated $30 million. Spreads reverted toward their long-term averages due to the maturity of lower-cost debt and the issuance of longer-term debt aimed at reducing market risk exposure to higher interest rates.
▪Lower net interest rate spreads earned on Advances-Unfavorable: Lower spreads earned on Advances decreased net interest income by an estimated $23 million. This unfavorable impact was partially offset by lower net interest settlements paid on related interest rate swaps that do not receive hedge accounting and are therefore recognized in non-interest income (loss).
Earnings from Capital: Earnings from capital decreased $36 million in 2025 compared to 2024 because of lower average short-term rates. The effects of the lower average short-term rates were partially offset by higher average capital balances in 2025.

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

(Dollars in millions)	2025			2024			2023
	Average Balance	Interest	Average Rate (1)	Average Balance	Interest	Average Rate (1)	Average Balance	Interest	Average Rate (1)
Assets:
Advances (2)	$79,061	$3,688	4.66%	$74,456	$4,165	5.59%	$83,237	$4,450	5.35%
Mortgage loans held for portfolio (3)	7,721	280	3.63	7,181	238	3.31	7,067	214	3.02
Securities purchased under agreements to resell	2,974	126	4.25	2,065	107	5.20	2,898	147	5.08
Federal funds sold	14,548	621	4.27	10,811	557	5.15	12,193	627	5.14
Interest-bearing deposits in banks (4)	2,495	108	4.31	2,117	111	5.23	2,414	121	5.00
MBS (5)	20,162	956	4.74	19,013	1,024	5.39	18,160	923	5.08
Other investments (5)	8,561	384	4.49	9,073	473	5.21	9,369	475	5.07
Loans to other FHLBanks	9	1	4.15	7	—	4.97	22	1	4.93
Total interest-earning assets	135,531	6,164	4.55	124,723	6,675	5.36	135,360	6,958	5.14
Other assets	547			652			1,226
Total assets	$136,078			$125,375			$136,586
Liabilities and Capital:
Term deposits	$136	6	4.34	$136	7	5.19	$91	4	4.31
Other interest-bearing deposits (4)	891	33	3.72	997	47	4.72	1,100	50	4.57
Discount Notes	22,847	959	4.20	19,134	987	5.16	43,050	2,105	4.89
Unswapped fixed-rate Bonds	12,732	426	3.35	11,789	326	2.77	12,162	271	2.23
Unswapped adjustable-rate Bonds	79,139	3,469	4.38	73,707	3,916	5.31	54,973	2,847	5.18
Swapped Bonds	12,165	501	4.11	11,826	591	4.99	16,554	814	4.92
Mandatorily redeemable capital stock	25	2	8.41	16	1	9.01	34	3	8.31
Loans from other FHLBanks	3	—	4.39	—	—	—	—	—	—
Total interest-bearing liabilities	127,938	5,396	4.22	117,605	5,875	5.00	127,964	6,094	4.76
Other liabilities	1,334			1,352			1,691
Total capital	6,806			6,418			6,931
Total liabilities and capital	$136,078			$125,375			$136,586

Net interest rate spread			0.33%			0.36%			0.38%
Net interest income and net interest margin (6)		$768	0.57%		$800	0.64%		$864	0.64%
Average interest-earning assets to interest-bearing liabilities			105.94%			106.05%			105.78%

(1)Amounts used to calculate average rates are based on dollars in thousands. Accordingly, recalculations based upon the disclosed amounts in millions may not produce the same results.
(2)Advance prepayment fees for the year ended December 31, 2025 totaled less than one million. Interest on Advances includes prepayment fees of (in millions) $1 and $3 for the years ended December 31, 2024, and 2023, respectively.
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

Rates on our interest-bearing assets and liabilities generally decreased in 2025 compared to 2024, as these assets and liabilities have repriced to the lower interest rates.

Volume/Rate Analysis
Changes in both average balances (volume) and interest rates influence changes in net interest income, as shown in the following table.

(In millions)	2025 over 2024			2024 over 2023
	Volume (1)(3)	Rate (2)(3)	Total	Volume (1)(3)	Rate (2)(3)	Total
Increase (decrease) in interest income
Advances	$246	$(723)	$(477)	$(485)	$200	$(285)
Mortgage loans held for portfolio	19	23	42	3	21	24
Securities purchased under agreements to resell	41	(22)	19	(43)	3	(40)
Federal funds sold	170	(106)	64	(71)	1	(70)
Interest-bearing deposits in banks	18	(21)	(3)	(15)	5	(10)
MBS	59	(127)	(68)	44	57	101
Other investments	(26)	(63)	(89)	(15)	13	(2)
Loans to other FHLBanks	1	—	1	(1)	—	(1)
Total	528	(1,039)	(511)	(583)	300	(283)
Increase (decrease) in interest expense
Term deposits	—	(1)	(1)	2	1	3
Other interest-bearing deposits	(5)	(9)	(14)	(5)	2	(3)
Discount Notes	173	(201)	(28)	(1,227)	109	(1,118)
Unswapped fixed-rate Bonds	28	72	100	(9)	64	55
Unswapped adjustable-rate Bonds	274	(721)	(447)	994	75	1,069
Swapped Bonds	17	(107)	(90)	(236)	13	(223)
Mandatorily redeemable capital stock	1	—	1	(2)	—	(2)
Total	488	(967)	(479)	(483)	264	(219)
Increase (decrease) in net interest income	$40	$(72)	$(32)	$(100)	$36	$(64)
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

(In millions)	Advances	Investment Securities	Mortgage Loans	Bonds	Total
For the Year Ended December 31, 2025
(Amortization)/accretion of hedging activities in net interest income	$(1)	$1	$(1)	$—	$(1)
Gains (losses) on designated fair value hedges	1	—	—	—	1
Net interest settlements included in net interest income	119	236	—	(4)	351
Price alignment amount (1)	(2)	(24)	—	(1)	(27)
Increase (decrease) to net interest income	$117	$213	$(1)	$(5)	$324

For the Year Ended December 31, 2024
(Amortization)/accretion of hedging activities in net interest income	$—	$(2)	$(1)	$—	$(3)
Gains (losses) on designated fair value hedges	1	6	—	—	7
Net interest settlements included in net interest income	395	342	—	(29)	708
Price alignment amount (1)	(15)	(45)	—	—	(60)
Increase (decrease) to net interest income	$381	$301	$(1)	$(29)	$652

For the Year Ended December 31, 2023
(Amortization)/accretion of hedging activities in net interest income	$—	$(2)	$(1)	$—	$(3)
Gains (losses) on designated fair value hedges	—	8	—	—	8
Net interest settlements included in net interest income	344	351	—	(33)	662
Price alignment amount (1)	(23)	(53)	—	—	(76)
Increase (decrease) to net interest income	$321	$304	$(1)	$(33)	$591
(1) This amount is for derivatives for which variation margin is characterized as a daily settled contract.

We primarily use derivatives to more closely match actual cash flows between assets and liabilities by synthetically converting the fixed interest rates on certain Advances, investments and Consolidated Obligations to adjustable rates tied to an eligible benchmark rate (e.g., the Federal funds effective rate or SOFR). The use of derivatives in 2025 compared to 2024 lowered net interest income primarily due to a decline in average short-term interest rates. The decrease in average short-term interest rates resulted in a lower amount of net interest settlements being received on derivatives related to certain Advances and investment securities. The fluctuation in net interest income from the use of derivatives was acceptable because it enabled us to lower market risk exposure.

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

	2025
(In millions)	Advances	Investment Securities	Mortgage Loans	Bonds	Discount Notes	Other	Total
Net effect of derivatives and hedging activities
Gains (losses) on derivatives not receiving hedge accounting	$(3)	$(78)	$(7)	$6	$1	$—	$(81)
Net interest settlements on derivatives not receiving hedge accounting	3	33	—	(18)	(2)	—	16
Price alignment amount (1)	—	—	—	—	—	(2)	(2)
Net gains (losses) on derivatives	—	(45)	(7)	(12)	(1)	(2)	(67)
Gains (losses) on trading securities (2)	—	74	—	—	—	—	74
Gains (losses) on financial instruments held under fair value option (3)	3	—	—	(7)	(3)	—	(7)
Total net effect on non-interest income (loss)	$3	$29	$(7)	$(19)	$(4)	$(2)	$—

	2024
(In millions)	Advances	Investment Securities	Mortgage Loans	Bonds	Discount Notes	Other	Total
Net effect of derivatives and hedging activities
Gains (losses) on derivatives not receiving hedge accounting	$4	$10	$1	$14	$2	$—	$31
Net interest settlements on derivatives not receiving hedge accounting	5	56	—	(25)	(8)	—	28
Price alignment amount (1)	—	—	—	—	—	(5)	(5)
Net gains (losses) on derivatives	9	66	1	(11)	(6)	(5)	54
Gains (losses) on trading securities (2)	—	(25)	—	—	—	—	(25)
Gains (losses) on financial instruments held under fair value option (3)	(3)	—	—	(23)	—	—	(26)
Total net effect on non-interest income (loss)	$6	$41	$1	$(34)	$(6)	$(5)	$3

	2023
(In millions)	Advances	Investment Securities	Mortgage Loans	Bonds	Discount Notes	Other	Total
Net effect of derivatives and hedging activities
Gains (losses) on derivatives not receiving hedge accounting	$(2)	$(34)	$(6)	$35	$14	$—	$7
Net interest settlements on derivatives not receiving hedge accounting	2	51	—	(32)	(24)	—	(3)
Price alignment amount (1)	—	—	—	—	—	(6)	(6)
Net gains (losses) on derivatives	—	17	(6)	3	(10)	(6)	(2)
Gains (losses) on trading securities (2)	—	16	—	—	—	—	16
Gains (losses) on financial instruments held under fair value option (3)	4	—	—	(32)	(12)	—	(40)
Total net effect on non-interest income (loss)	$4	$33	$(6)	$(29)	$(22)	$(6)	$(26)
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

The impact on earnings from the net effect of derivatives and hedging activities in 2025 was similar to 2024. The decline in short-term average interest rates reduced the net interest settlements received on derivatives related to investment securities where the fixed interest rates were converted to adjustable-coupon rates. This negative impact on earnings was partially offset by lower net interest settlements paid on derivatives related to Consolidated Obligations.

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

As noted above, the fluctuation in earnings from the use of derivatives was acceptable because it enabled us to lower market risk exposure.

Non-Interest Expense

The following table presents non-interest expense for each of the last three years.

(In millions)	2025	2024	2023
Non-interest expense
Compensation and benefits	$58	$56	$54
Other operating expense	40	38	33
Voluntary housing and community investment	40	42	15
Finance Agency	11	11	11
Office of Finance	7	7	6
Other	6	6	7
Total non-interest expense	$162	$160	$126

Total non-interest expense in 2025 was consistent with 2024. Our business is designed to support significant changes in asset levels without having to undergo material changes in staffing, operations, risk practices, or overall resource needs.

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

Market Value of Equity

	Interest Rate Scenarios
(Dollars in millions)	Down 300	Down 200	Down 100	Flat Rates	Up 100	Up 200	Up 300
Average Results
2025 Full Year
Market Value of Equity	$6,527	$6,576	$6,581	$6,528	$6,459	$6,401	$6,350
% Change from Flat Case	—%	0.7%	0.8%	—	(1.1)%	(2.0)%	(2.7)%
2024 Full Year
Market Value of Equity	$6,087	$6,117	$6,106	$6,055	$5,980	$5,896	$5,811
% Change from Flat Case	0.5%	1.0%	0.8%	—	(1.2)%	(2.6)%	(4.0)%
Month-End Results
December 31, 2025
Market Value of Equity	$6,159	$6,211	$6,220	$6,161	$6,102	$6,078	$6,064
% Change from Flat Case	—%	0.8%	1.0%	—	(1.0)%	(1.3)%	(1.6)%
December 31, 2024
Market Value of Equity	$6,261	$6,298	$6,289	$6,237	$6,168	$6,091	$6,014
% Change from Flat Case	0.4%	1.0%	0.8%	—	(1.1)%	(2.3)%	(3.6)%
Duration of Equity

	Interest Rate Scenarios
(In years)	Down 300	Down 200	Down 100	Flat Rates	Up 100	Up 200	Up 300
Average Results
2025 Full Year	(0.8)	(0.4)	0.4	1.1	1.0	0.9	0.8
2024 Full Year	(0.6)	—	0.7	1.2	1.4	1.5	1.5
Month-End Results
December 31, 2025	(0.8)	(0.6)	0.4	1.3	0.6	0.3	0.2
December 31, 2024	(1.0)	(0.2)	0.6	1.1	1.3	1.3	1.3

The mortgage assets portfolio normally accounts for the majority of our market risk exposure because of prepayment volatility that we cannot completely hedge while maintaining sufficient net spreads. The overall market risk exposure to changing interest rates was well within policy limits during the periods presented. At December 31, 2025, market risk exposure to falling and rising rate shocks remained stable.

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

(In millions)		December 31, 2025		December 31, 2024
Hedged Item/Hedging Instrument	Hedging Objective	Fair Value Hedge	Economic Hedge	Fair Value Hedge	Economic Hedge
Advances:
Pay-fixed, receive-float interest rate swap (without options)	Converts the Advance's fixed rate to a variable-rate index.	$27,883	$—	$32,784	$—
Pay-fixed, receive-float interest rate swap (with options)	Converts the Advance's fixed rate to a variable-rate index and offsets option risk in the Advance.	366	303	370	280
Total Advances		28,249	303	33,154	280
Investment securities:
Pay-fixed, receive-float interest rate swap (without options)	Converts the investment security's fixed rate to a variable-rate index.	11,250	2,667	9,828	2,685
Mortgage Loans:
Interest rate swaptions	Provides the option to enter into an interest rate swap to offset interest-rate or prepayment risk in a pooled mortgage portfolio hedge	—	1,055	—	350
Forward settlement agreement	Protects against changes in market value of fixed-rate Mortgage Delivery Commitments resulting from changes in interest rates.	—	64	—	—
Total Mortgage Loans		—	1,119	—	350
Consolidated Obligations Bonds:
Receive-fixed, pay-float interest rate swap (without options)	Converts the Bond's fixed rate to a variable-rate index.	1,300	1,450	1,351	—
Receive-fixed, pay-float interest rate swap (with options)	Converts the Bond's fixed rate to a variable-rate index and offsets option risk in the Bond.	1,354	11,720	1,056	8,283
Total Consolidated Obligations Bonds		2,654	13,170	2,407	8,283
Consolidated Discount Notes:
Receive-fixed, pay-float interest rate swap (without options)	Converts the Discount Note's fixed rate to a variable-rate index.	—	16,824	—	8,718
Stand-Alone Derivatives:
Mortgage Delivery Commitments	Exposure to fair-value risk associated with fixed-rate mortgage purchase commitments.	—	159	—	26
Total		$42,153	$34,242	$45,389	$20,342

See Note 7 of the Notes to Financial Statements for additional information on how we use derivatives and the types of assets and liabilities hedged with derivatives.

Capital Adequacy

Retained Earnings
We must hold sufficient capital to protect against exposure to various risks, including market, credit, and operational risks. We regularly conduct a variety of measurements and assessments for capital adequacy. At December 31, 2025, our capital management policy set forth approximately $685 million as the minimum amount of retained earnings we believe is necessary to mitigate impairment risk.

The following table presents retained earnings.

(In millions)	December 31, 2025	December 31, 2024
Unrestricted retained earnings	$1,065	$1,024
Restricted retained earnings (1)	930	815
Total retained earnings	$1,995	$1,839
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

(Dollars in millions)	December 31, 2025	December 31, 2024
Market risk-based capital	$488	$435
Credit risk-based capital	293	580
Operational risk-based capital	234	305
Total risk-based capital requirement	1,015	1,320
Total permanent capital	6,554	6,789
Excess permanent capital	$5,539	$5,469
Risk-based capital as a percent of permanent capital	15%	19%

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

	December 31, 2025	December 31, 2024
Market Value of Equity to Par Value of Regulatory Capital Stock - Base Case (Flat Rates) Scenario	135%	126%
Market Value of Equity to Par Value of Regulatory Capital Stock - Down Shock (1)	136	127
Market Value of Equity to Par Value of Regulatory Capital Stock - Up Shock (2)	133	123
(1)    Represents a down shock of 200 basis points.
(2)    Represents an up shock of 200 basis points.

A base case value below 100 percent could indicate that, in the remote event of an immediate liquidation scenario involving redemption of all capital stock, capital stock may be returned to stockholders at a value below par. This could be due to experiencing risks that lower the market value of capital and/or to having an insufficient amount of retained earnings. In 2025, the market capitalization ratios in the scenarios presented continued to be above our policy requirements. The base case ratio at December 31, 2025 was still well above 100 percent because retained earnings were 44 percent of regulatory capital stock and we maintained stable market risk exposure.

The following table presents the market value of equity to the book value of total capital and mandatorily redeemable capital stock.

	December 31, 2025	December 31, 2024
Market Value of Equity to Book Value of Capital - Base Case (Flat Rates) Scenario (1)	94%	92%
Market Value of Equity to Book Value of Capital - Down Shock (1)(2)	95	93
Market Value of Equity to Book Value of Capital - Up Shock (1)(3)	93	90
(1)    Capital includes total capital and mandatorily redeemable capital stock.
(2)    Represents a down shock of 200 basis points.
(3)    Represents an up shock of 200 basis points.

A base-case value below 100 percent can indicate that we have realized or could realize risks (especially market risk), such that the market value of total capital owned by stockholders is below the book value of total capital. The base-case ratio at December 31, 2025 indicates that the market value of total capital is $399 million below the book value of total capital. This indicates that in a hypothetical liquidation scenario, stockholders would not receive the full sum of their total equity ownership in the FHLB.

Credit Risk

Overview
We believe our risk management practices, discussed below, minimize residual credit risk levels. At December 31, 2025, we had no loan loss reserves or impairment recorded for Credit Services, investments, or derivatives and had a minimal amount of credit risk exposure in the MPP.

Credit Services
Overview: We manage credit exposure to Advances and Letters of Credit through an integrated approach that includes establishing a credit limit for each borrower and ongoing review of each borrower's financial condition, coupled with collateral and lending policies to limit risk of loss. The objective of our credit risk management activities is to equalize risk exposure across members and counterparties to a zero level of expected losses related to Advances and Letters of Credit.

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

(Dollars in billions)
	December 31, 2025			December 31, 2024
	Number	Collateral-Based		Number	Collateral-Based
Credit	of	Borrowing	Credit	of	Borrowing
Rating	Institutions	Capacity	Rating	Institutions	Capacity
1-3	452	$341.9	1-3	440	$322.8
4	97	47.8	4	107	46.1
5	39	1.3	5	42	2.3
6	10	0.2	6	14	0.2
7	4	—	7	4	—
Total	602	$391.2	Total	607	$371.4

We consider institutions with credit ratings of "1" through "4" to be financially sound. At December 31, 2025, only 53 institutions (nine percent of the total) had credit ratings of "5" through "7." These institutions had $1.5 billion of borrowing capacity at December 31, 2025. A less favorable credit rating can cause us to 1) decrease the institution's borrowing capacity, 2) strengthen requirements related to collateral reporting and controls, 3) prompt us to more closely and/or frequently monitor the institution, and/or 4) limit the institution's exposure through borrowing restrictions (e.g., maturity restrictions on new Advances or restrictions on borrowing capacity from higher risk collateral sources). We believe the credit ratings distribution continues to show a financially sound membership base.

Collateral: We require each member to provide a security interest in eligible collateral before it can undertake any secured borrowing. Eligible loan collateral types include the following: single and multifamily residential, home equity, commercial real estate, government guaranteed and farm real estate. Eligible security types include those that are government or agency backed, highly-rated municipal securities, and highly-rated private-label residential and commercial mortgage-backed securities. We have conservative eligibility criteria within each of the above asset types. The estimated value of pledged collateral is discounted in order to offset market, credit, and liquidity risks that may affect the collateral's realizable value in the event it must be liquidated. At December 31, 2025, total eligible pledged collateral of $528.4 billion resulted in total borrowing capacity of $391.2 billion of which $116.6 billion was used to support outstanding Advances and Letters of Credit. Borrowers often pledge collateral in excess of their collateral requirement to demonstrate access to liquidity and to have the ability to borrow additional amounts in the future. Over-collateralization by one member is not applied to another member.

The table below shows total collateral pledged by type.

	December 31, 2025		December 31, 2024
(Dollars in billions)		Percent of Total		Percent of Total
	Eligible Collateral	Pledged Collateral	Eligible Collateral	Pledged Collateral
Single-family loans	$316.4	60%	$323.4	63%
Multifamily loans	90.2	17	79.1	15
Commercial real estate loans	63.3	12	54.7	11
Bond Securities	31.0	6	33.2	6
Home equity loans/lines of credit	26.3	5	24.4	5
Farm real estate loans	1.2	—	1.3	—
Total	$528.4	100%	$516.1	100%

At December 31, 2025, 65 percent of collateral was related to residential mortgage lending in single-family loans and home equity loans/lines of credit.

Our management of credit risk related to Advances and Letters of Credit includes risk-based variations in collateral requirements, including discounts, eligibility criteria, form of valuation, custody arrangements, the level of detail in periodic reporting, and asset pledge requirements, as discussed below.

▪Discounts. We discount collateral values for purposes of determining borrowing capacity. These discounts result in lendable values that are less than the amount of pledged collateral. In general, higher discounts are applied to more risky forms of collateral and to collateral pledged by higher risk members.
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

Borrowing Capacity/Lendable Value: Lendable Value Rates (LVRs) represent the percent of collateral value net of the discount. LVRs are derived using scenario analysis, statistical analysis and management assumptions relating to historical price volatility, inherent credit risks, liquidation costs, and the current credit and economic environment. We apply LVR results to the estimated values of pledged assets. LVRs vary among pledged assets and members based on the member institution type, the financial strength of the member institution, the form of valuation, lien position, the issuer of bond collateral or the quality of securitized assets, the quality of the loan collateral as reflected in the manner in which it was underwritten, and the marketability of the pledged assets.

The table below indicates the range of LVRs applied at December 31, 2025 to each major collateral type.

Lendable Value Rates Applied to Collateral
Summary (Blanket) Reporting:
Prime 1-4 family loans	66-69%
Multifamily loans	66-74%
Prime home equity loans/lines of credit	61-69%
Commercial real estate loans	66-72%
Farm real estate loans	53-58%
Detailed (Listing) Reporting/Physical Delivery:
Cash/U.S. Government/U.S. Treasury/U.S. agency securities	89-100%
U.S. agency MBS/collateralized mortgage obligations	79-97%
Private-label MBS	47-90%
Municipal securities	78-96%
SBA certificates	89-94%
Prime 1-4 family loans	75-81%
Multifamily loans	65-79%
Prime home equity loans/lines of credit	70-81%
Commercial real estate loans	74-83%
Farm real estate loans	57-72%

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

Member Failures, Closures, and Receiverships: There were no member failures in 2025.

MPP
Overview: The residual amount of credit risk exposure to loans in the MPP is minimal, based on the following factors:

▪various credit enhancements for conventional loans, which are designed to protect us against credit losses;
▪conservative underwriting and loan characteristics consistent with favorable expected credit performance;
▪a small overall amount of delinquencies and defaults when compared to national averages;
▪a de minimis amount of credit losses in 2025 and no credit losses in 2024.

Portfolio Loan Characteristics: The following table shows FICO® credit scores of homeowners at origination dates for the conventional loan portfolio.

FICO® Score (1)	December 31, 2025	December 31, 2024
< 620	—%	—%
620 to < 660	—	—
660 to < 700	7	7
700 to < 740	17	18
>= 740	76	75

Weighted Average	764	762
(1)Represents the FICO® score at origination.

The distribution of FICO® scores at origination as of December 31, 2025 was similar to that at year-end 2024. The distribution of FICO® scores at origination is one indication of the portfolio's overall favorable credit quality. At December 31, 2025, 76 percent of the portfolio had scores at an excellent level of 740 or above and 93 percent had scores above 700, which is a threshold generally considered indicative of homeowners with good credit quality.

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

	Based on Estimated Origination Value			Based On Estimated Current Value
Loan-to-Value	December 31, 2025	December 31, 2024	Loan-to-Value	December 31, 2025	December 31, 2024
<= 60%	17%	16%	<= 60%	66%	75%
> 60% to 70%	16	17	> 60% to 70%	10	10
> 70% to 80%	56	55	> 70% to 80%	16	12
> 80% to 90%	8	8	> 80% to 90%	7	3
> 90%	3	4	> 90% to 100%	1	—
			> 100%	—	—
Weighted Average	72%	73%	Weighted Average	51%	48%

The levels of loan-to-value ratios are consistent with the portfolio's excellent credit quality. The percentage of loans with current loan-to-value ratios of 60 percent or less at December 31, 2025 decreased compared to year-end 2024, reflecting a less seasoned MPP portfolio due to increased purchases of new loans throughout 2025.

Based on the available data, we believe we have minimal exposure to loans in the MPP considered to have characteristics of “subprime” or “alternative/nontraditional” loans. Further, we do not knowingly purchase any loan that violates the terms of our Anti-Predatory Lending Policy.

The following table presents the geographical allocation based on the unpaid principal balance of conventional loans in the MPP.

	December 31, 2025		December 31, 2024
Ohio	57%	Ohio	60%
Kentucky	12	Kentucky	12
Indiana	8	Indiana	8
Tennessee	6	Tennessee	5
Florida	2	Alabama	2
All others	15	All others	13
Total	100%	Total	100%

Credit Enhancements: Conventional mortgage loans are primarily supported against credit losses by some combination of credit enhancements (primary mortgage insurance (PMI) and the Lender Risk Account (LRA)). The LRA is a hold back of a portion of the initial purchase price to cover potential credit losses. Starting after five years from the loan purchase date, we may return the hold back to PFIs if they manage credit risk to predefined acceptable levels of exposure on the pools of loans they sell to us. As a result, some pools of loans may have sufficient credit enhancements to recapture all losses while other pools of loans may not. The LRA had balances of $262 million and $240 million at December 31, 2025 and 2024, respectively. For more information, see Note 6 of the Notes to Financial Statements.

Credit Performance: The table below provides an analysis of conventional loans that are seriously delinquent or in the process of foreclosure, along with the national average serious delinquency rate.

	Conventional Loan Delinquencies
(Dollars in millions)	December 31, 2025	December 31, 2024
Serious delinquencies - unpaid principal balance (1)	$10	$7
Serious delinquency rate (2)	0.1%	0.1%
National average serious delinquency rate (3)	1.0%	1.1%
(1)Includes conventional loans that are 90 days or more past due or where the decision of foreclosure or a similar alternative such as pursuit of deed-in-lieu has been reported.
(2)Serious delinquencies expressed as a percentage of the total conventional loan portfolio.
(3)National average number of fixed-rate prime and subprime conventional loans that are 90 days or more past due or in the process of foreclosure is based on the most recent national delinquency data available. The December 31, 2025 rate is based on September 30, 2025 data.

Overall, the MPP has experienced a minimal amount of delinquencies, with delinquency rates continuing to be well below national averages.

We consider a high risk loan as having a current loan-to-value ratio above 100 percent. At December 31, 2025, none of our loans had a current loan-to-value ratio above 100 percent. We believe these data further support our view that the overall portfolio is comprised of high-quality, well-performing loans.

Credit Losses: Residual credit risk exposure depends on the actual and potential credit performance of the loans compared to their equity (on individual loans) and available credit enhancements (primary mortgage insurance (PMI) and the Lender Risk Account (LRA)). Our available credit enhancements at December 31, 2025 were ample and able to cover nearly all of the estimated gross credit losses. As a result, estimated credit losses at December 31, 2025 were less than $1 million. Estimated credit losses, after credit enhancements, are accounted for in the allowance for credit losses or as a charge off (i.e., a reduction to the principal of mortgage loans held for portfolio).

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

Our unsecured liquidity investments to a counterparty or group of affiliated counterparties are limited by Finance Agency regulations to a dollar amount based on a percentage of eligible regulatory capital (defined as the lessor of our regulatory capital or the eligible amount of a counterparty's Tier 1 capital). The permissible percentage ranges from 1 percent to 15 percent. The permissible range is solely based on consideration of the internal credit risk ratings of unsecured counterparties as required by Finance Agency regulations.

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

(In millions)	December 31, 2025
	Long-Term Rating
	AA	A	Total
Unsecured Liquidity Investments
Interest-bearing deposits	$—	$2,400	$2,400
Federal funds sold	5,187	7,350	12,537
Total unsecured liquidity investments	5,187	9,750	14,937
Guaranteed/Secured Liquidity Investments
Securities purchased under agreements to resell	4,250	2,200	6,450
U.S. Treasury obligations	7,090	—	7,090
GSE obligations	1,588	—	1,588
Total guaranteed/secured liquidity investments	12,928	2,200	15,128
Total liquidity investments	$18,115	$11,950	$30,065

Some counterparties used to transact our securities purchased under agreements to resell are not rated by an NRSRO because they are not issuers of debt or are otherwise not required to be rated by an NRSRO. However, each of the counterparties are considered to have the equivalent of at least an investment grade rating based on our internal ratings resulting from a fundamental credit analysis. Securities purchased under agreements to resell are generally secured by the following types of collateral: U.S. Treasury obligations, U.S. agency/GSE obligations, or U.S. agency/GSE MBS. At December 31, 2025, the collateral received had long-term credit ratings of AA, based on the lowest long-term credit ratings of the issuer as provided by Standard & Poor’s, Moody’s, and/or Fitch Advisory Services. The terms of our securities purchased under agreements to resell are structured such that if the fair value of the underlying securities decreases below the fair value required as collateral, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash. Additionally, these investments primarily mature overnight. All overnight investments in securities purchased under agreements to resell outstanding at December 31, 2025 were repaid according to their respective contractual terms.

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

(In millions)	December 31, 2025
	Counterparty Rating
Domicile of Counterparty	AA	A	Total
Domestic	$700	$2,750	$3,450
U.S. branches and agency offices of foreign commercial banks:
Canada	1,800	2,300	4,100
Germany	—	1,800	1,800
Australia	1,700	—	1,700
France	—	1,200	1,200
United Kingdom	—	1,200	1,200
Finland	987	—	987
Netherlands	—	500	500
Total U.S. branches and agency offices of foreign commercial banks	4,487	7,000	11,487
Total unsecured investment credit exposure	$5,187	$9,750	$14,937

We restrict a significant portion of unsecured lending to overnight maturities, which further limits risk exposure to these counterparties. All counterparties exposed to non-U.S. countries are required to be domestic U.S. branches of foreign counterparties.

MBS:

GSE MBS
At December 31, 2025, $19.1 billion of MBS held were GSE securities issued by Fannie Mae and Freddie Mac, which provide credit safeguards by guaranteeing either timely or ultimate payments of principal and interest. We believe that the conservatorships of Fannie Mae and Freddie Mac lower the chance that they would not be able to fulfill their credit guarantees.

MBS Issued by Other Government Agencies
We also invest in MBS issued and guaranteed by Ginnie Mae. These investments totaled $0.9 billion at December 31, 2025. We believe that the strength of Ginnie Mae's guarantee and backing by the full faith and credit of the U.S. government is sufficient to protect us against credit losses on these securities.

Derivatives
Credit Risk Exposure: We mitigate most of the credit risk exposure resulting from derivative transactions through collateralization or use of daily settled contracts. The table below presents the lowest long-term counterparty credit ratings provided by Standard & Poor's, Moody's, and/or Fitch Advisory Services for derivative positions to which we had credit risk exposure at December 31, 2025. The ratings displayed in this table should not be taken as an indication of future ratings.

(In millions)	Total Notional	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged to (from) Counterparties	Non-cash Collateral Pledged to (from) Counterparties	Net Credit Exposure to Counterparties
Nonmember counterparties:
Asset positions with credit exposure:
Uncleared derivatives:
AA-rated	$215	$1	$(1)	$—	$—
A-rated	10,184	49	(46)	—	3
BBB-rated	2,003	11	(9)	—	2
Total uncleared derivatives	12,402	61	(56)	—	5
Cleared derivatives (1)	61,288	26	—	882	908
Liability positions with credit exposure:
Uncleared derivatives:
A-rated	64	—	2	—	2
BBB-rated	1,006	(1)	1	—	—
Total uncleared derivatives	1,070	(1)	3	—	2
Total derivative positions with credit exposure to nonmember counterparties	74,760	86	(53)	882	915
Member institutions (2)	145	—	—	—	—
Total	$74,905	$86	$(53)	$882	$915
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

At December 31, 2025, the net exposure of uncleared derivatives with residual credit risk exposure was $7 million. If interest rates or the composition of our derivatives change resulting in an increase to our gross exposure to uncleared derivatives, the contractual collateral provisions in these derivatives would limit our net exposure to acceptable levels.

Although we cannot predict if we will realize credit risk losses from any of our derivatives counterparties, we believe that all of the counterparties will be able to continue making timely interest payments and, more generally, to continue to satisfy the terms and conditions of their derivative contracts with us.

Liquidity Risk

Liquidity Overview
We strive to be in a liquidity position at all times to meet the borrowing needs of our members and to meet all current and future financial commitments. This objective is achieved by managing liquidity positions to maintain stable, reliable, and cost-effective sources of funds while taking into account market conditions, member demand, and the maturity profile of assets and liabilities. At December 31, 2025, our liquidity position complied with the FHLBank Act, Finance Agency regulations, and internal policies.

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

We believe our liquidity position, as well as that of the System, continued to be strong during 2025. Our overall ability to effectively fund our operations through debt issuances remained sufficient. Investor demand for System debt was robust in 2025, as investors continued to prefer high-quality money market instruments. We believe there is a low probability of a liquidity or funding crisis in the System that would impair our ability to participate, on a cost-effective basis, in issuances of debt, service outstanding debt, maintain adequate capitalization, or pay competitive dividends.

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

The Finance Agency establishes the expectations with respect to the maintenance of sufficient liquidity without access to the capital markets for a specified number of days, which was set as a period of between 10 to 30 calendar days in the base case. The base case generally assumes that all Advance maturities are renewed. We were in compliance with these liquidity requirements at all times during 2025.

The Finance Agency also provides guidance related to asset/liability maturity funding gap limits. Funding gap metrics measure the difference between assets and liabilities that are scheduled to mature during a specified period of time and are expressed as a percentage of total assets. Although subject to change depending on conditions in the financial markets, the current regulatory requirement for funding gaps is between -10 percent to -20 percent for the three-month maturity horizon and is between -25 percent to -35 percent for the one-year maturity horizon. During 2025, we operated within those limits.

To support our member deposits, we also must meet a statutory deposit reserve requirement. The sum of our investments in obligations of the United States, deposits in eligible banks or trust companies, and Advances with a final maturity not exceeding five years must equal or exceed the current amount of member deposits. The following table presents the components of this liquidity requirement.

(In millions)	December 31, 2025	December 31, 2024
Deposit Reserve Requirement
Total Eligible Deposit Reserves	$91,989	$92,794
Total Member Deposits	(1,064)	(1,099)
Excess Deposit Reserves	$90,925	$91,695

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

Fair Value Measurement of Interest Rate Derivatives and Hedged Items
In accordance with Finance Agency regulations, we execute all derivatives to manage market risk exposure, not for speculation or solely for earnings enhancement. We record derivative instruments at their fair values on the Statements of Condition, and we record changes in these fair values in current period earnings. We strive to ensure that our use of derivatives maximizes the probability that they are highly effective in offsetting changes in the market values of the designated balance sheet instruments, as applicable. The judgments and assumptions that are most critical to the application of this accounting policy are those affecting the estimation of fair values of derivative instruments and the related hedged items, which may have a significant impact on the results reported. At December 31, 2025, our derivatives portfolio included notional amounts of $42.2 billion accounted for as fair value hedges and $34.2 billion accounted for as economic hedges and the fair value of derivative assets and liabilities was $33.1 million and $0.1 million, respectively.

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

For derivatives accounted for as fair value hedges, the hedged risk is generally designated to be changes in the eligible benchmark interest rate. The result is that there has been a relatively small amount of unrealized earnings volatility from hedging market risk with derivatives. However, each month, we also compute fair values on all derivatives and related hedged instruments across a range of interest rate scenarios to understand the sensitivity to interest rate changes. For derivatives receiving long-haul fair value hedge accounting, the additional amount of earnings volatility under an assumption of stressed interest rate environments as of year-end 2025 was in a range of negative $8 million to positive $9 million.

In addition to fair value hedges, a portion of our derivatives are considered economic hedges. In order to help offset the derivative's fair market value with the market value of the hedged instrument, we hold related investments as trading securities or make an accounting election called "fair value option" for other instruments, as applicable. Under these elections, we record the fair market value of the hedged instruments (e.g., certain Advances, investment securities, Bonds and Discount Notes) at their full fair value instead of only the value related to the benchmark interest rate. See Note 14 of the Notes to Financial Statements for discussion of the valuation methodologies and primary inputs used to develop the fair value measurement for these instruments. The effect of electing full fair value is that the hedged instrument's market value includes the impact of changes in spreads between the designated benchmark interest rate and the interest rate index related to the hedged instrument, as well as other risk components, such as liquidity. Therefore, full fair value results in a different kind of unrealized earnings volatility, which could be higher or lower, compared to accounting under fair value hedge treatment. However, the estimated fair values of the derivatives and hedged items in the economic hedge category do not have any cumulative economic effect if the derivative and the hedged item are held to maturity, or contain mutual optional termination provisions at par. Since these fair values fluctuate throughout the hedge period and eventually return to zero (derivative) or par value (hedged item) on the maturity or option exercise date, the earnings impact of fair value changes is only a timing issue for hedging relationships that remain outstanding to maturity or the call termination date.

RECENTLY ISSUED ACCOUNTING STANDARDS AND INTERPRETATIONS

See Note 2 of the Notes to Financial Statements for a discussion of recently issued accounting standards and interpretations.

OTHER FINANCIAL INFORMATION

Investments

Data on investments for the years ended December 31, 2025 and 2024 are provided in the table below.

	December 31, 2025					December 31, 2024
(Dollars in millions)	Due in one year or less	Due after one year through five years	Due after five through 10 years	Due after 10 years	Carrying Value	Carrying Value
Interest-bearing deposits	$2,400	$—	$—	$—	$2,400	$2,360
Securities purchased under agreements to resell	6,450	—	—	—	6,450	10,739
Federal funds sold	12,537	—	—	—	12,537	4,900
Trading securities:
U.S. Treasury obligations	—	1,035	253	—	1,288	1,249
GSE obligations	401	895	179	—	1,475	1,457
Total trading securities	401	1,930	432	—	2,763	2,706
Available-for-sale securities:
U.S. Treasury obligations	—	5,751	—	—	5,751	5,488
GSE obligations	67	36	10	—	113	120
MBS (1):
GSE multifamily	—	1,388	3,679	—	5,067	3,454
Total available-for-sale securities	67	7,175	3,689	—	10,931	9,062
Held-to-maturity securities:
U.S. Treasury obligations	51	—	—	—	51	50
MBS (1):
U.S. obligation single-family	—	—	—	892	892	998
GSE single-family	—	1	578	3,304	3,883	3,627
GSE multifamily	149	3,894	6,129	—	10,172	10,697
Total held-to-maturity securities	200	3,895	6,707	4,196	14,998	15,372
Total investment securities	668	13,000	10,828	4,196	28,692	27,140
Total investments	$22,055	$13,000	$10,828	$4,196	$50,079	$45,139

Weighted average yields (2)
Available-for-sale securities	2.84%	2.26%	3.81%	—%
Held-to-maturity securities	4.42%	4.52%	4.35%	4.80%
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

(In millions)	December 31,
Types of Advances by Redemption Term	2025	2024
Fixed-rate:
Due in 1 year or less	$26,728	$20,878
Due after 1 year through 3 years	12,688	21,828
Due after 3 years through 5 years	1,388	4,278
Due after 5 years through 15 years	35	645
Thereafter	1	2
Total par value	40,840	47,631
Fixed-rate, callable or prepayable (1):
Due in 1 year or less	—	—
Due after 1 year through 3 years	37	9
Due after 3 years through 5 years	12	29
Due after 5 years through 15 years	—	—
Thereafter	—	—
Total par value	49	38
Fixed-rate, putable:
Due in 1 year or less	60	—
Due after 1 year through 3 years	156	110
Due after 3 years through 5 years	32	110
Due after 5 years through 15 years	375	395
Thereafter	—	—
Total par value	623	615
Variable-rate:
Due in 1 year or less	7,375	7,120
Due after 1 year through 3 years	8,218	1,626
Due after 3 years through 5 years	—	—
Due after 5 years through 15 years	—	—
Thereafter	—	—
Total par value	15,593	8,746
Variable-rate, callable or prepayable (1):
Due in 1 year or less	1,653	3,960
Due after 1 year through 3 years	10,500	13,500
Due after 3 years through 5 years	19	4,000
Due after 5 years through 15 years	—	—
Thereafter	—	—
Total par value	12,172	21,460
Other (2) :
Due in 1 year or less	178	260
Due after 1 year through 3 years	223	367
Due after 3 years through 5 years	134	197
Due after 5 years through 15 years	282	228
Thereafter	10	3
Total par value	827	1,055
Total par value Advances	$70,104	$79,545
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

(In millions)	December 31,
Redemption Term	2025	2024
Due in 1 year or less	$290	$261
Due after 1 year through 5 years	1,201	1,061
Due after 5 years through 15 years	3,301	2,778
Thereafter	3,698	2,993
Total unpaid principal balance	$8,490	$7,093

The following table presents certain credit risk related balances and ratios for mortgage loans.

(Dollars in millions)	December 31, 2025	December 31, 2024
Unpaid Principal Balance
Mortgage loans held for portfolio	$8,490	$7,093
Average loans outstanding during the period	7,554	7,032
Non-accrual loans	1	1
Allowance for credit losses on mortgage loans held for portfolio	—	—
Net charge-offs	—	—

Ratios (1)
Net charge-offs to average loans outstanding during the period	—%	—%
Allowance for credit losses to mortgage loans held for portfolio	—%	—%
Non-accrual loans to mortgage loans held for portfolio	0.01%	0.02%
Allowance for credit losses to non-accrual loans	27.88%	23.81%
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

Item 8.     Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of the Federal Home Loan Bank of Cincinnati

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of condition of the Federal Home Loan Bank of Cincinnati (the "FHLB") as of December 31, 2025 and 2024, and the related statements of income, of comprehensive income (loss), of capital and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the "financial statements"). We also have audited the FHLB’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the FHLB as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the FHLB maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Valuation of Interest Rate Derivatives

As described in Notes 7 and 14 to the financial statements, as of December 31, 2025, the fair value of FHLB’s derivative assets and liabilities was $33.1 million and $0.1 million, respectively, the majority of which related to interest rate related derivatives. The fair value determination uses the standard valuation technique of discounted cash flow analysis. For interest rate related derivatives, management’s discounted cash flow analysis uses market-observable inputs, including the discount rate, forward interest rate, and volatility assumptions.

The principal considerations for our determination that performing procedures relating to the valuation of interest rate related derivatives is a critical audit matter are (i) the high degree of audit effort in performing procedures related to the valuation of interest rate related derivatives; and (ii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included testing the effectiveness of controls relating to the valuation of interest rate related derivatives. These procedures also included, among others, (i) testing the completeness and accuracy of certain data provided by management and (ii) the involvement of professionals with specialized skill and knowledge to assist in evaluating the reasonableness of management’s estimate by (a) developing an independent estimate of fair value for a sample of interest rate related derivatives using independent market observable inputs, including the discount rate, forward interest rate, and volatility assumptions and (b) comparing the independently developed estimate of fair value to management’s estimate.

/s/ PricewaterhouseCoopers LLP

Cincinnati, Ohio
March 19, 2026

We have served as the FHLB’s auditor since 1990.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CONDITION

(In thousands, except par value)	December 31,
	2025	2024
ASSETS
Cash and due from banks (Note 3)	$5,475	$28,276
Interest-bearing deposits	2,400,058	2,360,203
Securities purchased under agreements to resell	6,450,000	10,738,637
Federal funds sold	12,537,000	4,900,000
Investment securities: (Note 4)
Trading securities	2,762,546	2,705,895
Available-for-sale securities (amortized cost of $10,923,707 and $9,101,909 and includes $882,240 and $838,490 pledged as collateral that may be repledged)	10,931,017	9,062,735
Held-to-maturity securities (fair value of $14,890,555 and $15,119,557)	14,997,943	15,371,712
Total investment securities	28,691,506	27,140,342
Advances (includes $306,308 and $281,299 at fair value under fair value option) (Note 5)	70,143,012	79,346,365
Mortgage loans held for portfolio, net of allowance for credit losses of $349 and $331 (Note 6)	8,679,903	7,244,200
Accrued interest receivable	417,602	464,032
Derivative assets (Note 7)	33,080	65,767
Other assets, net	47,414	39,775
TOTAL ASSETS	$129,405,050	$132,327,597
LIABILITIES
Deposits (Note 8)	$1,060,511	$1,094,313
Consolidated Obligations: (Note 9)
Discount Notes (includes $16,735,705 and $8,670,557 at fair value under fair value option)	31,145,280	19,508,823
Bonds (includes $13,271,087 and $7,324,443 at fair value under fair value option)	89,629,438	103,817,800
Total Consolidated Obligations	120,774,718	123,326,623
Mandatorily redeemable capital stock (Note 11)	20,044	14,384
Accrued interest payable	406,216	526,384
Affordable Housing Program payable (Note 10)	191,384	171,224
Derivative liabilities (Note 7)	119	3,584
Other liabilities	411,993	454,340
Total liabilities	122,864,985	125,590,852
Commitments and contingencies (Note 15)
CAPITAL (Note 11)
Capital stock Class B putable ($100 par value); issued and outstanding shares: 45,388 and 49,358	4,538,796	4,935,775
Retained earnings:
Unrestricted	1,064,388	1,023,841
Restricted	930,341	815,335
Total retained earnings	1,994,729	1,839,176
Accumulated other comprehensive income (loss) (Note 12)	6,540	(38,206)
Total capital	6,540,065	6,736,745
TOTAL LIABILITIES AND CAPITAL	$129,405,050	$132,327,597

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF INCOME

(In thousands)	For the Years Ended December 31,
	2025	2024	2023
INTEREST INCOME:
Advances	$3,687,545	$4,164,523	$4,447,281
Prepayment fees on Advances, net	304	675	2,984
Interest-bearing deposits	107,450	110,835	120,733
Securities purchased under agreements to resell	126,340	107,425	147,325
Federal funds sold	620,953	556,712	626,682
Investment securities:
Trading securities	116,164	104,476	69,288
Available-for-sale securities	490,522	532,229	522,793
Held-to-maturity securities	733,897	859,915	805,862
Total investment securities	1,340,583	1,496,620	1,397,943
Mortgage loans held for portfolio	280,285	237,919	213,545
Loans to other FHLBanks	370	367	1,075
Total interest income	6,163,830	6,675,076	6,957,568
INTEREST EXPENSE:
Consolidated Obligations:
Discount Notes	959,181	986,521	2,104,787
Bonds	4,394,880	4,833,171	3,931,630
Total Consolidated Obligations	5,354,061	5,819,692	6,036,417
Deposits	39,066	54,093	54,192
Loans from other FHLBanks	127	1	1
Mandatorily redeemable capital stock	2,104	1,445	2,885
Other borrowings	2	—	1
Total interest expense	5,395,360	5,875,231	6,093,496
NET INTEREST INCOME	768,470	799,845	864,072
NON-INTEREST INCOME (LOSS):
Net gains (losses) on trading securities	74,368	(25,112)	15,999
Net gains (losses) on sales of available-for-sale securities	492	1,268	—
Net gains (losses) on financial instruments held under fair value option	(6,844)	(26,241)	(39,713)
Net gains (losses) on derivatives	(67,483)	53,901	(2,065)
Other, net	32,183	32,055	30,240
Total non-interest income (loss)	32,716	35,871	4,461
NON-INTEREST EXPENSE:
Compensation and benefits	58,308	55,551	53,666
Other operating expenses	39,683	37,532	32,853
Voluntary housing and community investment	39,983	42,239	15,081
Finance Agency	10,845	11,338	11,073
Office of Finance	7,328	7,004	6,410
Other	5,878	6,041	7,110
Total non-interest expense	162,025	159,705	126,193
INCOME BEFORE ASSESSMENTS	639,161	676,011	742,340
Affordable Housing Program assessments	64,127	67,745	74,522
NET INCOME	$575,034	$608,266	$667,818
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)	For the Years Ended December 31,
	2025	2024	2023
Net income	$575,034	$608,266	$667,818
Other comprehensive income (loss) adjustments:
Net unrealized gains (losses) on available-for-sale securities	46,976	38,091	(27,271)
Reclassification adjustment for net realized (gains) losses on sale of available-for-sale securities included in net income	(492)	(1,268)	—
Pension and postretirement benefits	(1,738)	2,308	(726)
Total other comprehensive income (loss) adjustments	44,746	39,131	(27,997)
Comprehensive income (loss)	$619,780	$647,397	$639,821

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CAPITAL

(In thousands)	Capital Stock Class B - Putable		Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Par Value	Unrestricted	Restricted	Total		Capital
BALANCE, DECEMBER 31, 2022	51,507	$5,150,679	$840,774	$560,118	$1,400,892	$(49,340)	$6,502,231
Comprehensive income (loss)			534,254	133,564	667,818	(27,997)	639,821
Proceeds from issuance of capital stock	54,759	5,475,895					5,475,895
Repurchase of capital stock	(52,074)	(5,207,381)					(5,207,381)
Net stock reclassified to mandatorily redeemable capital stock	(5,733)	(573,291)					(573,291)
Cash dividends on capital stock			(410,592)		(410,592)		(410,592)
BALANCE, DECEMBER 31, 2023	48,459	$4,845,902	$964,436	$693,682	$1,658,118	$(77,337)	$6,426,683
Comprehensive income (loss)			486,613	121,653	608,266	39,131	647,397
Proceeds from issuance of capital stock	27,333	2,733,273					2,733,273
Repurchase of capital stock	(26,358)	(2,635,837)					(2,635,837)
Net stock reclassified to mandatorily redeemable capital stock	(76)	(7,563)					(7,563)
Cash dividends on capital stock			(427,208)		(427,208)		(427,208)
BALANCE, DECEMBER 31, 2024	49,358	$4,935,775	$1,023,841	$815,335	$1,839,176	$(38,206)	$6,736,745
Comprehensive income (loss)			460,028	115,006	575,034	44,746	619,780
Proceeds from issuance of capital stock	44,575	4,457,513					4,457,513
Repurchase of capital stock	(48,094)	(4,809,350)					(4,809,350)
Net stock reclassified to mandatorily redeemable capital stock	(451)	(45,142)					(45,142)
Cash dividends on capital stock			(419,481)		(419,481)		(419,481)
BALANCE, DECEMBER 31, 2025	45,388	$4,538,796	$1,064,388	$930,341	$1,994,729	$6,540	$6,540,065

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CASH FLOWS

(In thousands)	For the Years Ended December 31,
	2025	2024	2023
OPERATING ACTIVITIES:
Net income	$575,034	$608,266	$667,818
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization/(accretion)	69,396	(46,267)	33
Net change in derivative and hedging activities	(647,244)	210,796	(631,889)
Net change in fair value adjustments on trading securities	(74,368)	25,112	(15,999)
Net realized (gains) losses from sales of available-for-sale securities	(492)	(1,268)	—
Net change in fair value adjustments on financial instruments held under fair value option	6,844	26,241	39,713
Other adjustments, net	6,535	1,103	1,470
Net change in:
Accrued interest receivable	46,608	71,455	(251,893)
Other assets	(3,649)	(372)	(1,830)
Accrued interest payable	(91,584)	(30,216)	321,176
Other liabilities	46,586	32,115	51,197
Total adjustments	(641,368)	288,699	(488,022)
Net cash provided by (used in) operating activities	(66,334)	896,965	179,796

INVESTING ACTIVITIES:
Net change in:
Interest-bearing deposits	17,597	(447,893)	328,821
Securities purchased under agreements to resell	4,288,637	(5,496,157)	(4,722,940)
Federal funds sold	(7,637,000)	1,874,000	(1,375,000)
Trading securities:
Proceeds from maturities and paydowns	17,716	267,045	250,073
Purchases	—	(1,252,309)	—
Available-for-sale securities:
Proceeds from maturities and paydowns	24,437	21,329	—
Proceeds from sales	488,190	2,182,572	—
Purchases	(2,025,335)	(1,069,639)	(1,240,419)
Held-to-maturity securities:
Proceeds from maturities and paydowns	2,704,680	3,007,893	2,078,730
Purchases	(2,339,367)	(1,552,521)	(3,608,759)
Advances, net	9,441,120	(5,905,342)	(6,209,773)
Mortgage loans held for portfolio:
Principal collected	832,445	676,132	614,451
Purchases	(2,284,203)	(831,475)	(579,560)
Premises, software, and equipment, net	(8,504)	(8,485)	(6,990)
Net cash provided by (used in) investing activities	3,520,413	(8,534,850)	(14,471,366)

The accompanying notes are an integral part of these financial statements.

(continued from previous page)
FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CASH FLOWS

(In thousands)	For the Years Ended December 31,
	2025	2024	2023
FINANCING ACTIVITIES:
Net change in deposits	$(18,713)	$(78,041)	$171,528
Net proceeds from issuance of Consolidated Obligations:
Discount Notes	118,122,959	122,131,671	171,458,400
Discount Notes transferred from other FHLBanks	4,964	996	—
Bonds	140,950,769	127,567,946	137,501,180
Bonds transferred from other FHLBanks	—	—	249,999
Payments for maturing and retiring Consolidated Obligations:
Discount Notes	(106,531,504)	(126,239,572)	(188,453,189)
Discount Notes transferred to other FHLBanks	—	(3,993)	—
Bonds	(155,194,555)	(115,393,405)	(105,919,620)
Proceeds from issuance of capital stock	4,457,513	2,733,273	5,475,895
Payments for repurchase of capital stock	(4,809,350)	(2,635,837)	(5,207,381)
Payments for repurchase/redemption of mandatorily redeemable capital stock	(39,482)	(10,493)	(573,430)
Cash dividends paid	(419,481)	(427,208)	(410,592)
Net cash provided by (used in) financing activities	(3,476,880)	7,645,337	14,292,790
Net increase (decrease) in cash and due from banks	(22,801)	7,452	1,220
Cash and due from banks at beginning of the period	28,276	20,824	19,604
Cash and due from banks at end of the period	$5,475	$28,276	$20,824
Supplemental Disclosures:
Interest paid	$5,471,719	$5,883,521	$5,927,421

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

All members must purchase stock in the FHLB. Members must own capital stock in the FHLB based on the amount of their total assets. Each member also may be required to purchase activity-based capital stock as it engages in certain business activities with the FHLB. As a result of these requirements, the FHLB conducts business with stockholders in the normal course of business. For financial statement purposes, the FHLB defines related parties as those members with more than 10 percent of the voting interests of the FHLB's outstanding capital stock. See Note 17 for more information relating to transactions with stockholders.

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

Segment Reporting. The FHLB engages in business activities to provide funding, liquidity, and other services to its member stockholders and manages its operations as one operating segment. Historically the FHLB reported two operating segments: Traditional Member Finance and the MPP. In the fourth quarter of 2025, management reevaluated its segment determinations and concluded that reporting a single operating segment best reflects how the FHLB’s operations are currently organized and managed. This change has been reflected retrospectively within the FHLB’s financial statements.

As a member-owned cooperative, the FHLB’s primary business activities are providing Advances and Letters of Credit to members and acquiring residential mortgage loans from members. In addition, the FHLB maintains a portfolio of investments. The primary source of funding and liquidity is the issuance of Consolidated Obligations in the capital markets. The FHLB is capitalized through the purchase of capital stock by members. The FHLB’s net income is primarily attributable to the difference between the interest income earned on Advances, mortgage loans, and investments, and the interest expense paid on Consolidated Obligations. The FHLB manages risk and monitors financial performance across the entire balance sheet and income statement, including income concentrations with members. See Note 17 - Transactions with Stockholders for additional information on member concentration.

The FHLB's chief operating decision maker (CODM) is the President and Chief Executive Officer. The CODM assesses financial performance and allocates resources based primarily on net interest income and net income. The CODM also uses these measures for benchmarking and budget analysis. Other items, including significant expenses, reported to the CODM include those reported on the FHLB’s Statements of Income, Statements of Condition, and footnotes to the financial statements.

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

Fair Values. Some of the FHLB's financial instruments lack an available trading market with prices characterized as those that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. Therefore, the FHLB uses pricing services and/or internal models employing significant estimates and present value calculations when disclosing fair values. See Note 14 for more information.

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

Premiums and Discounts. For mortgage-backed securities (MBS) with multiple underlying loans classified as available-for-sale or held-to-maturity, the FHLB amortizes or accretes the related purchased premiums and discounts using the retrospective interest method (retrospective method). The retrospective method requires that the FHLB estimate prepayments over the estimated life of the securities and make a retrospective adjustment of the effective yield each time that the FHLB changes the estimated life as if the new estimate had been known since the original acquisition date of the securities. The FHLB uses nationally recognized third-party prepayment models to project estimated cash flows. For MBS with single or few underlying loans and non-MBS with a term greater than one year classified as available-for-sale or held-to-maturity, the FHLB amortizes or accretes the related purchased premiums and discounts and basis adjustments on discontinued fair value hedge relationships using the contractual interest method (contractual method). Due to their short term nature, the FHLB amortizes premiums and accretes discounts on non-MBS with a term of one year or less using a straight-line methodology based on the contractual maturity of the securities. Analyses of the straight-line compared to the interest, or level-yield, methodology have been performed by the FHLB, and it has determined that the impact of the difference on the financial statements for each period reported, taken individually and as a whole, is not material.

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

If a new Advance was funded, but does not qualify as a modification of a prepaid Advance, the fees on the prepaid Advance, net of related fair value hedging adjustments, are recorded in interest income as “Prepayment fees on Advances, net.”

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

Mortgage Loans Held for Portfolio. Mortgage loans held for portfolio are recorded at amortized cost, which is original cost, net of periodic principal repayments and amortization of premiums and accretion of discounts, hedging basis adjustments on loans initially classified as mortgage delivery commitments, and direct write-downs. The FHLB has the intent and ability to hold these mortgage loans to maturity. Accrued interest receivable is recorded separately on the Statements of Condition. If deemed necessary, an allowance for credit losses is recorded with a corresponding adjustment to the provision (reversal) for credit losses. The FHLB does not purchase mortgage loans with credit deterioration present at the time of purchase.

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

When fair value hedge accounting is discontinued, the FHLB ceases to adjust the hedged asset or liability for changes in fair value and amortizes the cumulative basis adjustment on the hedged item into earnings over the remaining life of the hedged item using a level-yield methodology consistent with the approach applied to the underlying financial instrument.

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

Note 2 - Recently Issued and Adopted Accounting Guidance

Credit Losses-Purchased Loans. In November 2025, the Financial Accounting Standards Board (FASB) issued guidance that requires, among other things, purchased seasoned loans be accounted for using the gross-up method at acquisition, which incorporates expected credit losses into the loan’s initial amortized cost basis. This guidance becomes effective for the FHLB for the interim and annual periods beginning on January 1, 2027. Early adoption is permitted. The FHLB is in the process of evaluating this guidance, and its effect on its financial condition, results of operations, and cash flows has not yet been determined.

Targeted Improvements to the Accounting for Internal-Use Software. In September 2025, the FASB issued guidance that removes all references to prescriptive and sequential software development stages. Among other things, it requires an entity to start capitalizing software costs when management has committed to funding the project and it is probable that the project will be completed and used for its intended function. The guidance becomes effective for the FHLB for the interim and annual periods beginning on January 1, 2028. Early adoption is permitted. The FHLB is in the process of evaluating this guidance, but does not expect it to have a material impact on its financial condition, results of operations, and cash flows.

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

The FHLB has reviewed other recently issued accounting standards through the issuance of these financial statements and does not expect them to have a material impact on its financial condition, results of operations, cash flows or disclosures.

Note 3 - Cash and Due from Banks

Cash and due from banks on the Statements of Condition includes cash on hand, cash items in the process of collection, compensating balances, and amounts due from correspondent banks and the Federal Reserve Bank.

Compensating Balances. The FHLB maintains collected cash balances with commercial banks in return for certain services. These agreements contain no legal restrictions on the withdrawal of funds. The average collected cash balances for the years ended December 31, 2025 and 2024 were approximately $253,000 and $694,000, respectively.

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

At December 31, 2025 and 2024, interest-bearing deposits and Federal funds sold were transacted with counterparties that have received a credit rating of single-A or greater by a nationally recognized statistical rating organization (NRSRO). Finance Agency regulations include a limit on the amount of unsecured credit the FHLB may extend to a counterparty. At December 31, 2025 and 2024, all investments in interest-bearing deposits and Federal funds sold were repaid or expected to be repaid according to their respective contractual terms. No allowance for credit losses was recorded for these assets at December 31, 2025 and 2024. Carrying values of interest-bearing deposits and Federal funds sold exclude accrued interest receivable of (in thousands) $7,797 and $1,267 as of December 31, 2025, and $9,154 and $590 as of December 31, 2024.

Securities purchased under agreements to resell are short-term and are structured such that they are evaluated regularly to determine if the market value of the underlying securities decreases below the market value required as collateral (i.e., subject to collateral maintenance provisions). If so, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash, generally by the next business day. Based upon the collateral held as security and collateral maintenance provisions with counterparties, the FHLB determined that no allowance for credit losses was needed for its securities purchased under agreements to resell at December 31, 2025 and 2024. The carrying value of securities purchased under agreements to resell excludes accrued interest receivable of (in thousands) $663 and $1,319 as of December 31, 2025 and 2024, respectively.

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

Trading Securities

Table 4.1 - Trading Securities by Major Security Types (in thousands)

Fair Value	December 31, 2025	December 31, 2024
Non-mortgage-backed securities (non-MBS):
U.S. Treasury obligations	$1,287,474	$1,248,651
GSE obligations	1,475,072	1,457,242
Total non-MBS	2,762,546	2,705,893
Mortgage-backed securities (MBS):
U.S. obligation single-family	—	2
Total MBS	—	2
Total	$2,762,546	$2,705,895

Table 4.2 - Net Gains (Losses) on Trading Securities (in thousands)

	For the Years Ended December 31,
	2025	2024	2023
Net unrealized gains (losses) on trading securities held at period end	$74,200	$(26,697)	$14,592
Net gains (losses) on trading securities sold/matured during the period	168	1,585	1,407
Net gains (losses) on trading securities	$74,368	$(25,112)	$15,999

Available-for-Sale Securities

Table 4.3 - Available-for-Sale Securities by Major Security Types (in thousands)

	December 31, 2025
	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-MBS:
U.S. Treasury obligations	$5,742,622	$8,704	$—	$5,751,326
GSE obligations	112,452	648	—	113,100
Total non-MBS	5,855,074	9,352	—	5,864,426
MBS:
GSE multifamily	5,068,633	18,514	(20,556)	5,066,591
Total MBS	5,068,633	18,514	(20,556)	5,066,591
Total	$10,923,707	$27,866	$(20,556)	$10,931,017

	December 31, 2024
	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-MBS:
U.S. Treasury obligations	$5,489,303	$1,985	$(2,719)	$5,488,569
GSE obligations	119,640	671	—	120,311
Total non-MBS	5,608,943	2,656	(2,719)	5,608,880
MBS:
GSE multifamily	3,492,966	1,186	(40,297)	3,453,855
Total MBS	3,492,966	1,186	(40,297)	3,453,855
Total	$9,101,909	$3,842	$(43,016)	$9,062,735
(1)Amortized cost of available-for-sale securities includes adjustments made to the cost basis of an investment for accretion, amortization, and/or fair value hedge accounting adjustments, and excludes accrued interest receivable of (in thousands) $34,274 and $29,534 at December 31, 2025 and 2024, respectively.

Table 4.4 - Available-for-Sale Securities in a Continuous Gross Unrealized Loss Position (in thousands)

	December 31, 2025
	Less than 12 Months		12 Months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
MBS:
GSE multifamily MBS	$370,313	$(1,239)	$1,481,983	$(19,317)	$1,852,296	$(20,556)
Total MBS	370,313	(1,239)	1,481,983	(19,317)	1,852,296	(20,556)
Total	$370,313	$(1,239)	$1,481,983	$(19,317)	$1,852,296	$(20,556)

	December 31, 2024
	Less than 12 Months		12 Months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Non-MBS:
U.S. Treasury obligations	$2,034,543	$(1,456)	$918,782	$(1,263)	$2,953,325	$(2,719)
Total non-MBS	2,034,543	(1,456)	918,782	(1,263)	2,953,325	(2,719)
MBS:
GSE multifamily MBS	1,590,377	(7,822)	1,457,592	(32,475)	3,047,969	(40,297)
Total MBS	1,590,377	(7,822)	1,457,592	(32,475)	3,047,969	(40,297)
Total	$3,624,920	$(9,278)	$2,376,374	$(33,738)	$6,001,294	$(43,016)

Table 4.5 - Available-for-Sale Securities by Contractual Maturity (in thousands)

	December 31, 2025		December 31, 2024
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-MBS:
Due in 1 year or less	$66,846	$66,896	$9,900	$9,924
Due after 1 year through 5 years	5,777,936	5,786,982	5,589,159	5,588,968
Due after 5 years through 10 years	10,292	10,548	9,884	9,988
Due after 10 years	—	—	—	—
Total non-MBS	5,855,074	5,864,426	5,608,943	5,608,880
MBS (1)	5,068,633	5,066,591	3,492,966	3,453,855
Total	$10,923,707	$10,931,017	$9,101,909	$9,062,735
(1)MBS are not presented by contractual maturity because their expected maturities will likely differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 4.6 - Interest Rate Payment Terms of Available-for-Sale Securities (in thousands)

	December 31, 2025	December 31, 2024
Amortized cost of non-MBS:
Fixed-rate	$5,855,074	$5,608,943
Total amortized cost of non-MBS	5,855,074	5,608,943
Amortized cost of MBS:
Fixed-rate	5,068,633	3,492,966
Total amortized cost of MBS	5,068,633	3,492,966
Total	$10,923,707	$9,101,909

Realized Gains and Losses. During the years ended December 31, 2025 and 2024, for strategic and economic reasons, the FHLB sold a portion of available-for-sale securities. These securities had an amortized cost (determined by the specific identification method) of (in thousands) $487,698 and $2,181,304, respectively. During the years ended December 31, 2025 and 2024, proceeds from the sales totaled (in thousands) $488,190 and $2,182,572, respectively, resulting in realized gains (losses) of (in thousands) $492 and $1,268, respectively. The FHLB had no sales of securities out of its available-for-sale portfolio for the year ended December 31, 2023.

Held-to-Maturity Securities

Table 4.7 - Held-to-Maturity Securities by Major Security Types (in thousands)

	December 31, 2025
	Amortized Cost (1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
Non-MBS:
U.S. Treasury obligations	$50,877	$12	$—	$50,889
Total non-MBS	50,877	12	—	50,889
MBS:
U.S. obligation single-family	891,971	—	(102,484)	789,487
GSE single-family	3,883,201	55,263	(35,791)	3,902,673
GSE multifamily	10,171,894	1,904	(26,292)	10,147,506
Total MBS	14,947,066	57,167	(164,567)	14,839,666
Total	$14,997,943	$57,179	$(164,567)	$14,890,555

	December 31, 2024
	Amortized Cost (1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
Non-MBS:
U.S. Treasury obligations	$49,948	$17	$—	$49,965
Total non-MBS	49,948	17	—	49,965
MBS:
U.S. obligation single-family	997,725	—	(146,742)	850,983
GSE single-family	3,626,755	11,048	(83,441)	3,554,362
GSE multifamily	10,697,284	3,836	(36,873)	10,664,247
Total MBS	15,321,764	14,884	(267,056)	15,069,592
Total	$15,371,712	$14,901	$(267,056)	$15,119,557

(1)Carrying value equals amortized cost. Amortized cost of held-to-maturity securities includes adjustments made to the cost basis of an investment for accretion and amortization and excludes accrued interest receivable of (in thousands) $48,266 and $56,118 at December 31, 2025 and 2024, respectively.

Table 4.8 - Held-to-Maturity Securities by Contractual Maturity (in thousands)

	December 31, 2025		December 31, 2024
Year of Maturity	Amortized Cost (1)	Fair Value	Amortized Cost (1)	Fair Value
Non-MBS:
Due in 1 year or less	$50,877	$50,889	$49,948	$49,965
Due after 1 year through 5 years	—	—	—	—
Due after 5 years through 10 years	—	—	—	—
Due after 10 years	—	—	—	—
Total non-MBS	50,877	50,889	49,948	49,965
MBS (2)	14,947,066	14,839,666	15,321,764	15,069,592
Total	$14,997,943	$14,890,555	$15,371,712	$15,119,557
(1)Carrying value equals amortized cost.
(2)MBS are not presented by contractual maturity because their expected maturities will likely differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 4.9 - Interest Rate Payment Terms of Held-to-Maturity Securities (in thousands)

	December 31, 2025	December 31, 2024
Amortized cost of non-MBS:
Fixed-rate	$50,877	$49,948
Total amortized cost of non-MBS	50,877	49,948
Amortized cost of MBS:
Fixed-rate	4,665,615	4,501,701
Variable-rate	10,281,451	10,820,063
Total amortized cost of MBS	14,947,066	15,321,764
Total	$14,997,943	$15,371,712

For the years ended December 31, 2025, 2024 and 2023, the FHLB did not sell any held-to-maturity securities.

Allowance for Credit Losses on Available-for-Sale and Held-to-Maturity Securities

The FHLB evaluates available-for-sale and held-to-maturity investment securities for credit losses on a quarterly basis. The FHLB’s available-for-sale and held-to-maturity securities are U.S. Treasury obligations, GSE obligations, and MBS issued by Fannie Mae, Freddie Mac and Ginnie Mae that are backed by single-family or multifamily mortgage loans. The FHLB only purchases securities considered investment quality. At December 31, 2025 and 2024, all available-for-sale and held-to-maturity securities were rated single-A, or above, by an NRSRO, based on the lowest long-term credit rating for each security owned by the FHLB.

The FHLB evaluates individual available-for-sale securities for impairment by comparing the security’s fair value to its amortized cost. Impairment may exist when the fair value of the investment is less than its amortized cost (i.e., in an unrealized loss position). At December 31, 2025 and 2024, certain available-for-sale securities were in an unrealized loss position. These losses are considered temporary as the FHLB expects to recover the entire amortized cost basis on these available-for-sale investment securities and does not intend to sell these securities nor considers it more likely than not that it will be required to sell these securities before the anticipated recovery of each security's remaining amortized cost basis. Further, the FHLB has not experienced any payment defaults on the instruments at December 31, 2025 or 2024 and all of these securities are highly-rated. In the case of U.S. obligations, they carry an explicit government guarantee. In the case of GSE securities, they are purchased under the assumption that the issuers' obligation to pay principal and interest on those securities will be honored, taking into account their status as GSEs. As a result, no allowance for credit losses was recorded on these available-for-sale securities at December 31, 2025 and 2024.

The FHLB evaluates its held-to-maturity securities for impairment on a collective, or pooled basis, unless an individual assessment is deemed necessary because the securities do not possess similar risk characteristics. As of December 31, 2025 and 2024, the FHLB had not established an allowance for credit loss on any held-to-maturity securities because the securities: (1) were all highly-rated and/or had short remaining terms to maturity, (2) had not experienced, nor did the FHLB expect, any payment defaults on the instruments, (3) in the case of U.S. obligations, the securities carry an explicit government guarantee such that the FHLB considered the risk of nonpayment to be zero, and (4) in the case of GSE securities, they are purchased under an assumption that the issuers' obligation to pay principal and interest on those securities will be honored, taking into account their status as GSEs.

Note 5 - Advances

The FHLB offers a wide range of fixed- and variable-rate Advance products with different maturities, interest rates, payment characteristics and optionality. Fixed-rate Advance products offer maturities ranging from one day to 30 years. Variable-rate Advance products generally offer maturities ranging from less than 30 days to 10 years, where the interest rates reset periodically at a fixed spread to a specified index. The following table presents Advance redemptions by contractual maturity, including index-amortizing Advances, which are presented according to their predetermined amortization schedules.

Table 5.1 - Advances by Redemption Term (dollars in thousands)

	December 31, 2025		December 31, 2024
Redemption Term	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Overdrawn demand deposit accounts	$—	—%	$53	4.51%
Due in 1 year or less	35,994,143	4.30	32,217,458	4.59
Due after 1 year through 2 years	23,683,097	4.00	28,816,073	4.81
Due after 2 years through 3 years	8,138,697	4.17	8,625,464	4.08
Due after 3 years through 4 years	671,141	3.59	7,977,928	4.51
Due after 4 years through 5 years	913,893	2.33	635,321	3.57
Thereafter	703,059	3.14	1,272,852	2.54
Total principal amount	70,104,030	4.14	79,545,149	4.57
Commitment fees	(60)		(65)
Discounts	(6,979)		(2,738)
Fair value hedging adjustments	42,255		(197,188)
Fair value option valuation adjustments and accrued interest	3,766		1,207
Total (1)	$70,143,012		$79,346,365
(1)Carrying values exclude accrued interest receivable of (in thousands) $263,741 and $314,958 at December 31, 2025 and 2024, respectively.

The FHLB offers certain fixed- and variable-rate Advances to members that may be prepaid on specified dates (call dates) without incurring prepayment or termination fees (callable Advances). Other Advances may only be prepaid subject to a prepayment fee paid to the FHLB that makes the FHLB financially indifferent to the prepayment of the Advance.

Table 5.2 - Advances by Redemption Term or Next Call Date (in thousands)

Redemption Term or Next Call Date	December 31, 2025	December 31, 2024
Overdrawn demand deposit accounts	$—	$53
Due in 1 year or less	42,551,368	45,727,929
Due after 1 year through 2 years	21,173,673	15,343,693
Due after 2 years through 3 years	4,121,527	12,616,040
Due after 3 years through 4 years	650,960	3,950,308
Due after 4 years through 5 years	903,443	634,274
Thereafter	703,059	1,272,852
Total principal amount	$70,104,030	$79,545,149

The FHLB also offers putable Advances. With a putable Advance, the FHLB effectively purchases put options from the member that allows the FHLB to terminate the Advance at predetermined dates. The FHLB normally would exercise its put option when interest rates increase relative to contractual rates.

Table 5.3 - Advances by Redemption Term or Next Put Date for Putable Advances (in thousands)

Redemption Term or Next Put Date	December 31, 2025	December 31, 2024
Overdrawn demand deposit accounts	$—	$53
Due in 1 year or less	36,552,143	32,757,458
Due after 1 year through 2 years	23,612,097	28,816,073
Due after 2 years through 3 years	8,058,697	8,590,464
Due after 3 years through 4 years	656,141	7,897,928
Due after 4 years through 5 years	896,893	605,321
Thereafter	328,059	877,852
Total principal amount	$70,104,030	$79,545,149

Table 5.4 - Advances by Interest Rate Payment Terms (in thousands)

	December 31, 2025	December 31, 2024
Fixed-rate (1)
Due in one year or less	$26,966,413	$21,137,822
Due after one year	15,372,909	28,201,170
Total fixed-rate (1)	42,339,322	49,338,992
Variable-rate (1)
Due in one year or less	9,027,730	11,079,689
Due after one year	18,736,978	19,126,468
Total variable-rate (1)	27,764,708	30,206,157
Total principal amount	$70,104,030	$79,545,149
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

In addition, the FHLB lends to eligible borrowers in accordance with federal law and Finance Agency regulations, which require the FHLB to obtain sufficient collateral to fully secure credit products. Under these regulations, collateral eligible to secure new or renewed Advances includes:

▪one-to-four family mortgage loans (delinquent for no more than 60 days) and multifamily mortgage loans (delinquent for no more than 30 days) and securities representing such mortgages;
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

Members experiencing financial difficulties are subject to FHLB-performed “stress tests” to evaluate the impact of poorly performing assets on the member’s capital and loss reserve positions. Depending on the results of these tests, a member may be allowed to maintain pledged loan assets in its custody, may be required to deliver those loans into the custody of the FHLB or its third-party custodian, or may be required to provide details on those loans to facilitate an estimate of their fair value. The FHLB perfects its security interest in all pledged collateral. The FHLBank Act affords any security interest granted to the FHLB by a member priority over the claims or rights of any other party except for claims or rights of a third party that would otherwise be entitled to priority under applicable law and that are held by a bona fide purchaser for value or by a secured party holding a prior perfected security interest.

The FHLB considers each borrower's ability to repay, payment status, as well as the types and amount of collateral pledged to be the primary indicators of credit quality for its credit products. At December 31, 2025 and 2024, the FHLB did not have any Advances that were past due, in non-accrual status or considered impaired. In addition, there were no modifications of Advances with borrowers experiencing financial difficulty during 2025 or 2024. At December 31, 2025 and 2024, the FHLB had rights to collateral on a borrower-by-borrower basis with an estimated value in excess of its outstanding extensions of credit.

Based upon the collateral held as security, its credit extension and collateral policies and the repayment history on Advances, the FHLB did not expect any credit losses on Advances as of December 31, 2025 and, therefore, no allowance for credit losses on Advances was recorded. For the same reasons, the FHLB did not record any allowance for credit losses on Advances at December 31, 2024.

Advance Concentrations

Table 5.5 - Borrowers Holding Five Percent or more of Total Advances, Including Any Known Affiliates that are Members of the FHLB (dollars in millions)

December 31, 2025			December 31, 2024
	Principal	% of Total Principal Amount of Advances		Principal	% of Total Principal Amount of Advances
JPMorgan Chase Bank, N.A.	$16,500	24%	JPMorgan Chase Bank, N.A.	$20,000	25%
U.S. Bank, N.A.	13,000	19	U.S. Bank, N.A.	14,500	18
The Huntington National Bank	5,506	8	Fifth Third Bank	5,601	7
Third Federal Savings and Loan Association	4,774	7	Third Federal Savings and Loan Association	4,637	6
Total	$39,780	58%	The Huntington National Bank	4,501	6
			Total	$49,239	62%

Note 6 - Mortgage Loans

Total mortgage loans held for portfolio represent residential mortgage loans under the Mortgage Purchase Program (MPP) that the FHLB's members originate, credit enhance, and then sell to the FHLB. The FHLB does not service any of these loans.

Table 6.1 - Mortgage Loans Held for Portfolio (in thousands)

	December 31, 2025	December 31, 2024
Fixed rate medium-term single-family mortgage loans (1)	$825,729	$542,802
Fixed rate long-term single-family mortgage loans (2)	7,664,597	6,550,097
Total unpaid principal balance	8,490,326	7,092,899
Premiums	190,618	151,414
Discounts	(9,826)	(3,683)
Hedging basis adjustments (3)	9,134	3,901
Total mortgage loans held for portfolio (4)	8,680,252	7,244,531
Allowance for credit losses on mortgage loans	(349)	(331)
Mortgage loans held for portfolio, net	$8,679,903	$7,244,200
(1)Medium-term is defined as an original term of 15 years or less.
(2)Long-term is defined as an original term of greater than 15 years up to 30 years.
(3)Represents the unamortized balance of the mortgage purchase commitments' market values at the time of settlement. The market value of the commitment is included in the basis of the mortgage loan and amortized accordingly.
(4)Excludes accrued interest receivable of (in thousands) $35,174 and $25,903 at December 31, 2025 and 2024, respectively.

Table 6.2 - Mortgage Loans Held for Portfolio by Collateral/Guarantee Type (in thousands)

	December 31, 2025	December 31, 2024
Conventional mortgage loans	$8,419,761	$7,009,800
Federal Housing Administration (FHA) mortgage loans	70,565	83,099
Total unpaid principal balance	$8,490,326	$7,092,899

Table 6.3 - Members, Including Any Known Affiliates that are Members of the FHLB, and Former Members Selling Five Percent or more of Total Unpaid Principal (dollars in millions)

	December 31, 2025			December 31, 2024
	Principal	% of Total		Principal	% of Total
Union Savings Bank	$1,762	21%	Union Savings Bank	$1,472	21%
FirstBank	676	8	FirstBank	688	10
Guardian Savings Bank FSB	477	6	LCNB National Bank	441	6
First Financial Bank	465	5	Guardian Savings Bank FSB	402	6
LCNB National Bank	439	5	The Huntington National Bank	389	5

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

Table 6.4 - Changes in the LRA (in thousands)

	For the Years Ended December 31,
	2025	2024	2023
LRA at beginning of year	$239,751	$239,051	$244,254
Additions	38,720	17,305	8,248
Claims	(13)	(34)	(219)
Distributions to Participating Financial Institutions	(16,319)	(16,571)	(13,232)
LRA at end of period	$262,139	$239,751	$239,051

Payment Status of Mortgage Loans. The key credit quality indicator for conventional mortgage loans is payment status, which allows the FHLB to monitor borrower performance. Past due loans are those where the borrower has failed to make a full payment of principal and interest within one month of its due date. The following table presents the payment status of conventional mortgage loans.

Table 6.5 - Credit Quality Indicator of Conventional Mortgage Loans (in thousands)

	December 31, 2025
	Origination Year
Payment status, at amortized cost:	Prior to 2021	2021 to 2025	Total
Past due 30-59 days	$20,156	$17,284	$37,440
Past due 60-89 days	3,158	3,245	6,403
Past due 90 days or more	6,506	3,157	9,663
Total past due mortgage loans	29,820	23,686	53,506
Current mortgage loans	3,559,569	4,996,168	8,555,737
Total conventional mortgage loans	$3,589,389	$5,019,854	$8,609,243

	December 31, 2024
	Origination Year
Payment status, at amortized cost:	Prior to 2020	2020 to 2024	Total
Past due 30-59 days	$16,518	$15,639	$32,157
Past due 60-89 days	4,560	3,370	7,930
Past due 90 days or more	4,968	1,478	6,446
Total past due mortgage loans	26,046	20,487	46,533
Current mortgage loans	2,804,549	4,309,801	7,114,350
Total conventional mortgage loans	$2,830,595	$4,330,288	$7,160,883

Other delinquency statistics include loans in process of foreclosure, serious delinquency rates, loans past due 90 days or more and still accruing interest, and non-accrual loans.

Table 6.6 - Other Delinquency Statistics (dollars in thousands)

	December 31, 2025
Amortized Cost:	Conventional MPP Loans	FHA Loans	Total
In process of foreclosure (1)	$5,333	$99	$5,432
Serious delinquency rate (2)	0.11%	0.71%	0.12%
Past due 90 days or more still accruing interest (3)	$9,002	$502	$9,504
Loans on non-accrual status (4)	$1,269	$—	$1,269

	December 31, 2024
Amortized Cost:	Conventional MPP Loans	FHA Loans	Total
In process of foreclosure (1)	$2,323	$25	$2,348
Serious delinquency rate (2)	0.09%	0.84%	0.10%
Past due 90 days or more still accruing interest (3)	$5,745	$702	$6,447
Loans on non-accrual status (4)	$1,409	$—	$1,409
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
(4)At December 31, 2025 and 2024, (in thousands) $858 and $1,409, respectively, of conventional MPP loans on non-accrual status do not have a related allowance because these loans were either previously charged off to their expected recoverable value and/or the fair value of the underlying collateral, including any credit enhancements, is greater than the amortized cost of the loans.

The FHLB did not have any real estate owned at December 31, 2025 or 2024.

Mortgage Loan Modifications. Under certain circumstances, the FHLB offers loan modifications within its MPP. Most commonly, loan modifications consist of capitalization of any past due interest with a corresponding increase in unpaid principal and a recast of the monthly principal and interest payment. Less frequently, loan modifications may include interest rate reductions, term extensions, balloon payments, or a combination of these types. The amortized cost basis of mortgage loans modified with borrowers experiencing financial difficulty during the years ended December 31, 2025, 2024, and 2023 was (in thousands) $3,573, $2,797, and $5,278, respectively. The financial effect of the modifications was not material to the FHLB’s financial condition or results of operations.

Evaluation of Current Expected Credit Losses

Mortgage Loans - FHA. The FHLB invests in fixed-rate mortgage loans secured by one-to-four-family residential properties insured by the FHA. The FHLB expects to recover any losses from such loans from the FHA. Any losses from these loans that are not recovered from the FHA are absorbed by the servicer. Therefore, the FHLB only has credit risk for these loans if the servicer fails to pay for losses not covered by the FHA insurance, but in such instance, the FHLB would have recourse against the servicer for such failure. As a result, the FHLB did not record an allowance for credit losses on its FHA insured mortgage loans. Furthermore, due to the insurance, none of these mortgage loans have been placed on non-accrual status.

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

Allowance for Credit Losses. At December 31, 2025 and 2024 the FHLB's allowance for credit losses on its conventional mortgage loans held for portfolio was (in thousands) $349 and $331, respectively.

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

Types of Derivatives

The FHLB primarily uses the following derivative instruments:

Interest rate swaps - An interest rate swap is an agreement between two entities to exchange cash flows in the future. The agreement sets the dates on which the cash flows will be exchanged and the manner in which the cash flows will be calculated. One of the simplest forms of an interest rate swap involves the promise by one party to pay cash flows equivalent to the interest on a notional principal amount at a predetermined fixed rate for a given period of time. In return for this promise, this party receives cash flows equivalent to the interest on the same notional principal amount at a variable-rate index for the same period of time. As of December 31, 2025, the variable-rates received or paid by the FHLB in its derivative transactions were based on the Federal Funds Overnight Index Swap (OIS) and Secured Overnight Financing Rate (SOFR).

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

Total derivative assets and liabilities include the effect of netting adjustments and cash collateral. The following table summarizes the notional amount and fair value of derivative instruments and total derivative assets and liabilities. For purposes of this disclosure, the derivative values include the fair value of derivatives and the related accrued interest.

Table 7.1 - Fair Value of Derivative Instruments (in thousands)

	December 31, 2025
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as fair value hedging instruments:
Interest rate swaps	$42,152,501	$34,472	$5,140
Derivatives not designated as hedging instruments:
Interest rate swaps	32,963,956	56,532	5,032
Interest rate swaptions	1,055,000	8,198	—
Forward rate agreements	64,000	—	75
Mortgage delivery commitments	158,828	445	4
Total derivatives not designated as hedging instruments	34,241,784	65,175	5,111
Total derivatives before adjustments	$76,394,285	99,647	10,251
Netting adjustments and cash collateral (1)		(66,567)	(10,132)
Total derivative assets and total derivative liabilities		$33,080	$119

	December 31, 2024
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as fair value hedging instruments:
Interest rate swaps	$45,388,585	$9,101	$13,995
Derivatives not designated as hedging instruments:
Interest rate swaps	19,966,198	52,099	8,776
Interest rate swaptions	350,000	7,521	—
Mortgage delivery commitments	26,193	7	121
Total derivatives not designated as hedging instruments	20,342,391	59,627	8,897
Total derivatives before adjustments	$65,730,976	68,728	22,892
Netting adjustments and cash collateral (1)		(2,961)	(19,308)
Total derivative assets and total derivative liabilities		$65,767	$3,584

(1)Amounts represent the application of the netting requirements that allow the FHLB to settle positive and negative positions, and also cash collateral, including accrued interest, held or placed by the FHLB with the same clearing agent and/or counterparty. Cash collateral posted, including accrued interest, was (in thousands) $3,301 and $60,978 at December 31, 2025 and 2024, respectively. Cash collateral received, including accrued interest, was (in thousands) $59,736 and $44,631 at December 31, 2025 and 2024, respectively.

Table 7.2 - Impact of Fair Value Hedging Relationships on Net Interest Income (in thousands)

	For the Year Ended December 31, 2025
	Advances	Available-for-Sale Securities	Consolidated Bonds
Total interest income (expense) recorded in the Statements of Income	$3,687,545	$490,522	$(4,394,880)
Impact of Fair Value Hedging Relationships
Interest rate swaps:
Net interest settlements	$119,477	$235,839	$(4,293)
Gain (loss) on derivatives	(239,823)	(373,549)	17,035
Gain (loss) on hedged items	239,590	374,771	(17,209)
Price alignment amount (1)	(1,796)	(24,523)	(340)
Effect on net interest income	$117,448	$212,538	$(4,807)

	For the Year Ended December 31, 2024
	Advances	Available-for-Sale Securities	Consolidated Bonds
Total interest income (expense) recorded in the Statements of Income	$4,164,523	$532,229	$(4,833,171)
Impact of Fair Value Hedging Relationships
Interest rate swaps:
Net interest settlements	$394,855	$341,752	$(28,875)
Gain (loss) on derivatives	111,683	59,673	(3,173)
Gain (loss) on hedged items	(110,997)	(55,856)	3,152
Price alignment amount (1)	(14,916)	(44,755)	(63)
Effect on net interest income	$380,625	$300,814	$(28,959)

	For the Year Ended December 31, 2023
	Advances	Available-for-Sale Securities	Consolidated Bonds
Total interest income (expense) recorded in the Statements of Income	$4,447,281	$522,793	$(3,931,630)
Impact of Fair Value Hedging Relationships
Interest rate swaps:
Net interest settlements	$343,745	$350,619	$(32,645)
Gain (loss) on derivatives	(319,157)	(206,696)	39,487
Gain (loss) on hedged items	318,755	213,133	(39,511)
Price alignment amount (1)	(22,764)	(53,393)	396
Effect on net interest income	$320,579	$303,663	$(32,273)
(1)    This amount is for derivatives for which variation margin is characterized as a daily settled contract.

Table 7.3 - Cumulative Basis Adjustments for Fair Value Hedges (in thousands)

	December 31, 2025
	Advances	Available-for-Sale Securities	Consolidated Bonds
Amortized cost of hedged asset or liability (1)	$28,290,525	$10,889,338	$2,665,107
Fair value hedging adjustments
Basis adjustments for active hedging relationships included in amortized cost	$42,044	$(354,395)	$11,823
Basis adjustments for discontinued hedging relationships included in amortized cost	211	(8,745)	—
Total amount of fair value hedging basis adjustments	$42,255	$(363,140)	$11,823

	December 31, 2024
	Advances	Available-for-Sale Securities	Consolidated Bonds
Amortized cost of hedged asset or liability (1)	$32,954,860	$9,070,467	$2,399,539
Fair value hedging adjustments
Basis adjustments for active hedging relationships included in amortized cost	$(198,618)	$(764,833)	$(5,386)
Basis adjustments for discontinued hedging relationships included in amortized cost	1,430	14,429	—
Total amount of fair value hedging basis adjustments	$(197,188)	$(750,404)	$(5,386)
(1)     Includes only the portion of amortized cost representing the hedged items in active or discontinued fair value hedging relationships. Amortized cost includes fair value hedging adjustments.

Table 7.4 - Net Gains (Losses) Recorded in Non-interest Income (Loss) on Derivatives Not Designated as Hedging Instruments (in thousands)

	For the Years Ended December 31,
	2025	2024	2023
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	$(74,365)	$29,050	$12,795
Interest rate swaptions	(10,754)	3,191	(6,670)
Forward rate agreements	(3,286)	—	—
Net interest settlements	15,724	28,232	(3,267)
Mortgage delivery commitments	7,006	(1,798)	845
Total net gains (losses) related to derivatives not designated as hedging instruments	(65,675)	58,675	3,703
Price alignment amount (1)	(1,808)	(4,774)	(5,768)
Net gains (losses) on derivatives	$(67,483)	$53,901	$(2,065)
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

For cleared derivatives, the Clearinghouse determines initial margin requirements and generally credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including, but not limited to, credit rating downgrades. At December 31, 2025, the FHLB was not required to post additional initial margin by its clearing agents based on credit considerations.

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

Table 7.5 - Offsetting of Derivative Assets and Derivative Liabilities (in thousands)

	December 31, 2025
	Derivative Instruments Meeting Netting Requirements				Non-cash Collateral Not Offset
	Gross Recognized Amount	Gross Amount of Netting Adjustments and Cash Collateral	Derivative Instruments Not Meeting Netting Requirements (1)	Total Derivative Assets and Total Derivative Liabilities	Can Be Sold or Repledged	Net Amount (2)(3)
Derivative Assets:
Uncleared	$72,774	$(65,454)	$445	$7,765	$287	$7,478
Cleared	26,428	(1,113)	—	25,315	—	25,315
Total				$33,080		$32,793
Derivative Liabilities:
Uncleared	$9,134	$(9,019)	$4	$119	$—	$119
Cleared	1,113	(1,113)	—	—	—	—
Total				$119		$119

	December 31, 2024
	Derivative Instruments Meeting Netting Requirements				Non-cash Collateral Not Offset
	Gross Recognized Amount	Gross Amount of Netting Adjustments and Cash Collateral	Derivative Instruments Not Meeting Netting Requirements (1)	Total Derivative Assets and Total Derivative Liabilities	Can Be Sold or Repledged	Net Amount (2)
Derivative Assets:
Uncleared	$62,243	$(60,404)	$7	$1,846	$—	$1,846
Cleared	6,478	57,443	—	63,921	—	63,921
Total				$65,767		$65,767
Derivative Liabilities:
Uncleared	$21,598	$(18,135)	$121	$3,584	$—	$3,584
Cleared	1,173	(1,173)	—	—	—	—
Total				$3,584		$3,584
(1)    Includes mortgage delivery commitments that are not subject to an enforceable netting agreement.
(2)    Any over-collateralization at the individual clearing agent and/or counterparty level is not included in the determination of the net amount. At December 31, 2025 and 2024, the FHLB had additional net credit exposure of (in thousands) $882,240 and $838,490, respectively, due to instances where the FHLB's non-cash collateral to a counterparty exceeded the FHLB's net derivative position.
(3)    The amount of non-cash collateral for uncleared derivatives included in the determination of the net amount is limited to the amount needed to secure the FHLB's or counterparties' uncleared exposure. In addition to the additional net credit exposure included in footnote 2 to this table, the FHLB received excess non-cash collateral with a fair value of (in thousands) $30 at December 31, 2025.

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

Table 8.1 - Deposits (in thousands)

	December 31, 2025	December 31, 2024
Interest-bearing:
Demand and overnight	$932,336	$985,222
Term	128,075	108,850
Other	100	241
Total interest-bearing deposits	$1,060,511	$1,094,313

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

The par amount of the outstanding Consolidated Obligations for all of the FHLBanks was (in billions) $1,151.8 and $1,193.0 at December 31, 2025 and 2024, respectively. Finance Agency regulations require the FHLB to maintain unpledged qualifying assets equal to its participation in the Consolidated Obligations outstanding. Qualifying assets are defined as cash; secured Advances; obligations of or fully guaranteed by the United States; and investments (i.e., obligations, participations or other instruments of or issued by Fannie Mae or Ginnie Mae; mortgage, obligations, or other securities which are or ever have been sold by Freddie Mac; and such securities as fiduciary and trust funds may invest in under the laws of the state in which the FHLB is located). Any assets subject to a lien or pledge for the benefit of holders of any issue of Consolidated Obligations are treated as if they were free from lien or pledge for purposes of compliance with these regulations.

Table 9.1 - Consolidated Discount Notes Outstanding (dollars in thousands)

	Carrying Value	Principal Amount	Weighted Average Interest Rate (1)
December 31, 2025	$31,145,280	$31,316,867	3.74%
December 31, 2024	$19,508,823	$19,602,106	4.45%
(1)Represents an implied rate without consideration of concessions.

Table 9.2 - Consolidated Bonds Outstanding by Original Contractual Maturity (dollars in thousands)

	December 31, 2025		December 31, 2024
Year of Original Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$61,028,000	3.72%	$66,507,655	4.32%
Due after 1 year through 2 years	16,778,250	3.64	27,564,000	4.45
Due after 2 years through 3 years	1,770,000	3.50	2,129,300	2.64
Due after 3 years through 4 years	1,215,500	4.01	1,544,500	3.42
Due after 4 years through 5 years	2,254,000	3.88	1,028,000	4.01
Thereafter	6,461,140	4.47	4,969,140	3.99
Total principal amount	89,506,890	3.77	103,742,595	4.29
Premiums	41,195		44,607
Discounts	(31,557)		(29,804)
Fair value hedging adjustments	11,823		(5,386)
Fair value option valuation adjustment and accrued interest	101,087		65,788
Total	$89,629,438		$103,817,800

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

Table 9.3 - Consolidated Bonds Outstanding by Call Features (in thousands)

	December 31, 2025	December 31, 2024
Principal Amount of Consolidated Bonds:
Non-callable	$63,340,640	$67,952,140
Callable	26,166,250	35,790,455
Total principal amount	$89,506,890	$103,742,595

Table 9.4 - Consolidated Bonds Outstanding by Original Contractual Maturity or Next Call Date (in thousands)

Year of Original Contractual Maturity or Next Call Date	December 31, 2025	December 31, 2024
Due in 1 year or less	$75,696,250	$94,002,455
Due after 1 year through 2 years	7,086,000	3,602,000
Due after 2 years through 3 years	1,845,500	700,500
Due after 3 years through 4 years	931,500	1,119,500
Due after 4 years through 5 years	936,500	823,000
Thereafter	3,011,140	3,495,140
Total principal amount	$89,506,890	$103,742,595

Table 9.5 - Consolidated Bonds by Interest-rate Payment Type (in thousands)

	December 31, 2025	December 31, 2024
Principal Amount of Consolidated Bonds:
Fixed-rate	$29,068,390	$21,438,595
Variable-rate	60,438,500	82,304,000
Total principal amount	$89,506,890	$103,742,595

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

There was no shortfall, as described above, in 2025, 2024, or 2023. If an FHLBank finds that its required AHP obligations are contributing to its financial instability, it may apply to the Finance Agency for a temporary suspension of its contributions under the FHLBank Act. The FHLB has never made such an application.

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

Table 10.1 - Rollforward of the AHP Liability (in thousands)

	2025	2024
AHP liability balance, at beginning of year	$171,224	$139,807
Statutory AHP assessment	64,127	67,745
Voluntary AHP expense	473	15,885
Supplemental voluntary AHP expense	3,998	4,224
Direct grant subsidy disbursements, net (1)	(48,438)	(56,437)
AHP liability balance, at end of year	$191,384	$171,224
(1)     Includes disbursements for both statutory and voluntary AHP grant subsidies.

Voluntary contributions to support other housing and community investments (non-AHP) are recorded within Other Liabilities on the Statements of Condition.

Table 10.2 - Rollforward of the Voluntary Contribution Liability (Non-AHP) (in thousands)

	2025	2024
Voluntary contribution liability balance, at beginning of year	$543	$823
Voluntary other housing and community investment expenses (non-AHP)	35,512	22,130
Voluntary grants and donations, net	(27,686)	(22,410)
Loan subsidies (1)	(7,098)	—
Voluntary contribution liability balance, at end of year	$1,271	$543
(1)Includes subsidies associated with Advances.

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

The Finance Agency may require the FHLB to maintain greater permanent capital than is required based on Finance Agency rules and regulations.

At December 31, 2025 and 2024, the FHLB was in compliance with each of these capital requirements.

Table 11.1 - Capital Requirements (dollars in thousands)

	December 31, 2025		December 31, 2024
	Minimum Requirement	Actual	Minimum Requirement	Actual
Risk-based capital	$1,014,502	$6,553,569	$1,319,952	$6,789,335
Capital-to-assets ratio (regulatory)	4.00%	5.06%	4.00%	5.13%
Regulatory capital	$5,176,202	$6,553,569	$5,293,104	$6,789,335
Leverage capital-to-assets ratio (regulatory)	5.00%	7.60%	5.00%	7.70%
Leverage capital	$6,470,253	$9,830,354	$6,616,380	$10,184,003

The FHLB currently offers only Class B stock, which is issued and redeemed at a par value of $100 per share. Class B stock may be issued to meet membership and activity stock purchase requirements, to pay dividends, and to pay interest on mandatorily redeemable capital stock. Membership stock is required to become a member of and maintain membership in the FHLB. The membership stock requirement is based upon a percentage of the member's total assets. At December 31, 2025, the membership stock requirement was determined within a declining range from 0.08 percent to 0.02 percent of each member's total assets, with a minimum of $1 thousand and a maximum of $20 million for each member.

In addition to membership stock, a member may be required to hold activity stock to capitalize certain transactions with the FHLB, including Advances, certain funds and rate Advance commitments, Letters of Credit, and MPP activity that occurred after implementation of the Capital Plan on December 30, 2002. Members were required to maintain activity stock capitalization percentages as follows for 2025 and 2024: 4.50 percent for Advances and Advance commitments, 0.10 percent for Letters of Credit, and 3.00 percent for MPP. If a member owns more than its required activity stock, the additional stock is classified as excess stock.

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

Restricted Retained Earnings. The Capital Agreement is intended to enhance the capital position of each FHLBank. The Capital Agreement provides that each FHLBank will, on a quarterly basis, allocate 20 percent of its net income to a separate restricted retained earnings account until the balance of that account, calculated as of the last day of each calendar quarter, equals at least one percent of that FHLBank's average balance of outstanding Consolidated Obligations for the calendar quarter. These restricted retained earnings are not available to pay dividends but are available to absorb unexpected losses, if any, that an FHLBank may experience. At December 31, 2025 and 2024 the FHLB had (in thousands) $930,341 and $815,335, respectively, in restricted retained earnings. Additionally, the Capital Agreement provides that amounts in restricted retained earnings in excess of 150 percent of the FHLB's restricted retained earnings minimum (i.e., one percent of the FHLB's average balance of outstanding Consolidated Obligations calculated as of the last day of each calendar quarter) may be released from restricted retained earnings.

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

Stock subject to a redemption or withdrawal notice that is within the “grace period” continues to be considered equity because there is no penalty or fee to retract these notices. Expiration of the “grace period” triggers the reclassification from equity to a liability (mandatorily redeemable capital stock) at fair value because after the “grace period” the penalty to retract these notices is considered substantive. If a member cancels its written notice of redemption or notice of withdrawal, the FHLB will reclassify mandatorily redeemable capital stock from a liability to equity. Dividends related to capital stock classified as a liability are accrued at the expected dividend rate and reported as interest expense in the Statements of Income. For the years ended December 31, 2025, 2024, and 2023 dividends on mandatorily redeemable capital stock (in thousands) of $2,104, $1,445 and $2,885, respectively, were recorded as interest expense.

Table 11.2 - Rollforward of Mandatorily Redeemable Capital Stock (in thousands)

	2025	2024	2023
Balance, beginning of year	$14,384	$17,314	$17,453
Capital stock subject to mandatory redemption reclassified from equity	45,142	7,563	573,291
Repurchase/redemption of mandatorily redeemable capital stock	(39,482)	(10,493)	(573,430)
Balance, end of year	$20,044	$14,384	$17,314

The number of stockholders holding the mandatorily redeemable capital stock was 17, 15 and 15 at December 31, 2025, 2024, and 2023.

As of December 31, 2025 there were no members or former members that had requested redemptions of capital stock whose stock had not been reclassified as mandatorily redeemable capital stock because the “grace periods” had not yet expired on these requests.

The table below shows the amount of mandatorily redeemable capital stock by contractual year of redemption. The year of redemption in the table is the end of the five-year redemption period. Consistent with the Capital Plan currently in effect, the FHLB is not required to redeem membership stock until five years after either (i) the membership is terminated or (ii) the FHLB receives notice of withdrawal. The FHLB is not required to redeem activity-based stock until the later of the expiration of the notice of redemption or until the activity to which the capital stock relates no longer remains outstanding. If activity-based stock becomes excess stock as a result of an activity no longer remaining outstanding, the FHLB may repurchase such shares, in its sole discretion, subject to the statutory and regulatory restrictions on capital stock redemption.

Table 11.3 - Mandatorily Redeemable Capital Stock by Contractual Year of Redemption (in thousands)

Contractual Year of Redemption	December 31, 2025	December 31, 2024
Year 1	$3,765	$—
Year 2	485	4,170
Year 3	1,263	2,696
Year 4	37	1,466
Year 5	9,946	331
Past contractual redemption date due to remaining activity (1)	4,548	5,721
Total	$20,044	$14,384
(1)Represents mandatorily redeemable capital stock that is past the end of the contractual redemption period because there is activity outstanding to which the mandatorily redeemable capital stock relates.

Excess Capital Stock. Excess capital stock is the amount of stock held by a member (or former member) in excess of that institution's minimum stock ownership requirement. Finance Agency rules limit the ability of an FHLBank to create member excess stock under certain circumstances. The FHLB may not pay dividends in the form of capital stock or issue new excess stock to members if its excess stock exceeds one percent of its total assets or if the issuance of excess stock would cause the FHLB's excess stock to exceed one percent of its total assets. At December 31, 2025, the FHLB had excess capital stock outstanding totaling less than one percent of its total assets. At December 31, 2025, the FHLB was in compliance with the Finance Agency's excess stock rules.

Note 12 - Accumulated Other Comprehensive Income (Loss)

Table 12.1 - Accumulated Other Comprehensive Income (Loss) (in thousands)

	Net unrealized gains (losses) on available-for-sale securities	Pension and postretirement benefits	Total accumulated other comprehensive income (loss)
BALANCE, DECEMBER 31, 2022	$(48,726)	$(614)	$(49,340)
Other comprehensive income before reclassification:
Net unrealized gains (losses)	(27,271)	—	(27,271)
Net actuarial gains (losses)	—	(334)	(334)
Reclassifications from other comprehensive income (loss) to net income:
Amortization - pension and postretirement benefits (1)	—	(392)	(392)
Net current period other comprehensive income (loss)	(27,271)	(726)	(27,997)
BALANCE, DECEMBER 31, 2023	$(75,997)	$(1,340)	$(77,337)
Other comprehensive income before reclassification:
Net unrealized gains (losses)	38,091	—	38,091
Net actuarial gains (losses)	—	2,670	2,670
Reclassifications from other comprehensive income (loss) to net income:
Net realized (gains) losses from sale of available-for-sale securities	(1,268)	—	(1,268)
Amortization - pension and postretirement benefits (1)	—	(362)	(362)
Net current period other comprehensive income (loss)	36,823	2,308	39,131
BALANCE, DECEMBER 31, 2024	$(39,174)	$968	$(38,206)
Other comprehensive income before reclassification:
Net unrealized gains (losses)	46,976	—	46,976
Net actuarial gains (losses)	—	(1,348)	(1,348)
Reclassifications from other comprehensive income (loss) to net income:
Net realized (gains) losses from sale of available-for-sale securities	(492)	—	(492)
Amortization - pension and postretirement benefits (1)	—	(390)	(390)
Net current period other comprehensive income (loss)	46,484	(1,738)	44,746
BALANCE, DECEMBER 31, 2025	$7,310	$(770)	$6,540
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

The most recent Form 5500 available for the Pentegra Defined Benefit Plan is for the year ended June 30, 2024. The FHLB did not contribute more than five percent of the total contributions to the Pentegra Defined Benefit Plan for the plan years ended June 30, 2024, 2023 and 2022.

Table 13.1 - Pentegra Defined Benefit Plan Net Pension Cost and Funded Status (dollars in thousands)

	2025		2024		2023
Net pension cost charged to compensation and benefit expense for the year ended December 31	$2,432		$3,705		$5,163
Pentegra Defined Benefit Plan funded status as of July 1	113.79%	(a)	112.15%	(b)	113.99%
FHLB's funded status as of July 1	131.34%		129.26%		130.76%
(a)    The Pentegra Defined Benefit Plan's funded status as of July 1, 2025 is preliminary and may increase because the plan's participants were permitted to make contributions for the plan year ended June 30, 2025 through March 15, 2026. Contributions made on or before March 15, 2026, and designated for the plan year ended June 30, 2025, will be included in the final valuation as of July 1, 2025. The final funded status as of July 1, 2025 will not be available until the Form 5500 for the plan year July 1, 2025 through June 30, 2026 is filed (this Form 5500 is due to be filed no later than April 2027).
(b)    The final funded status as of July 1, 2024 will not be available until the Form 5500 for the plan year July 1, 2024 through June 30, 2025 is filed (this Form 5500 is due to be filed no later than April 2026).

Qualified Defined Contribution Plan. The FHLB maintains a tax-qualified, defined contribution plan for its employees. The FHLB contributes a percentage of the participants' compensation by making a matching contribution equal to a certain percentage of voluntary employee contributions, subject to certain IRS limitations. Additionally, for employees who were hired after January 1, 2024, the FHLB makes an annual six percent non-elective retirement contribution. The FHLB contributed (in thousands) $2,964, $2,645, and $2,475 in the years ended December 31, 2025, 2024, and 2023, respectively. The FHLB's contributions are recorded as compensation and benefits expense in the Statements of Income.

Non-qualified Supplemental Executive Retirement Plan (SERP). In 2023, the FHLB established a non-qualified, unfunded supplemental defined contribution plan for executive officers and certain other highly compensated employees. The SERP is not considered material to the FHLB's financial condition or results of operations. However, the unfunded liability associated with the SERP was (in thousands) $1,168 and $725 at December 31, 2025 and 2024, respectively. The benefit obligation is recognized in "Other liabilities" on the Statements of Condition.

Postretirement Benefits Plan. The FHLB also sponsors a Postretirement Benefits Plan that includes health care and life insurance benefits for eligible retirees. Future retirees are eligible if they were hired prior to August 1, 1990 and meet certain criteria. The postretirement benefits plan is not considered material to the FHLB's financial condition or results of operations. However, the accumulated postretirement benefit obligation for the Postretirement Benefits Plan was (in thousands) $3,380 and $3,601 as of December 31, 2025 and 2024, respectively. The benefit obligation is recognized in “Other liabilities” on the Statements of Condition.

Non-qualified Supplemental Defined Benefit Retirement Plan (Defined Benefit Retirement Plan). The FHLB maintains a non-qualified, unfunded defined benefit plan for its employees. The plan ensures that participants receive the full amount of benefits to which they would have been entitled under the qualified defined benefit plan in the absence of limits on benefit levels imposed by the IRS. There are no funded plan assets and as such, no contributions are required to be made. The FHLB has established a grantor trust, which is included in held-to-maturity securities on the Statements of Condition, to meet future benefit obligations and current payments to beneficiaries. The benefit obligation, which represents the projected benefit obligation, was (in thousands) $36,522 and $34,085 at December 31, 2025 and 2024, respectively. These amounts are recognized in “Other liabilities” on the Statements of Condition. The components driving changes in the benefit obligations were immaterial.

Table 13.2 - Net Periodic Benefit Cost for the Defined Benefit Retirement Plan (in thousands)

	For the Years Ended December 31,
	2025	2024	2023
Net Periodic Benefit Cost
Service cost	$425	$377	$344
Interest cost	1,856	1,680	1,683
Amortization of prior service benefit	(361)	(362)	(361)
Net periodic benefit cost	$1,920	$1,695	$1,666

For the Defined Benefit Retirement Plan, the related service cost is recorded as part of Non-Interest Expense - Compensation and Benefits on the Statements of Income. The non-service related components of interest cost, amortization of prior service benefit and amortization of net loss are recorded as Non-Interest Expense - Other in the Statements of Income.

The amounts recognized in accumulated other comprehensive income for the Defined Benefit Retirement Plan as of December 31, 2025 and 2024 were immaterial. Likewise, the changes in benefit obligations related to the Defined Benefit Retirement Plan recognized in other comprehensive income for the years ended December 31, 2025, 2024 and 2023 were immaterial.

The tables below present the key assumptions used for the actuarial calculations to determine benefit obligations and net periodic benefit cost for the Defined Benefit Retirement Plan.

Table 13.3 - Benefit Obligation Key Assumptions

	2025	2024
Discount rate	5.26%	5.43%
Salary increases	5.00%	5.00%

Table 13.4 - Net Periodic Benefit Cost Key Assumptions

	2025	2024	2023
Discount rate	5.43%	4.76%	4.96%
Salary increases	5.00%	5.00%	5.00%

The discount rates for the disclosures as of December 31, 2025 were determined by using a discounted cash flow approach, which incorporates the timing of each expected future benefit payment. Estimated future benefit payments are based on the plan's census data, benefit formulas and provisions, and valuation assumptions reflecting the probability of decrement and survival. The present value of the future benefit payments is determined by using weighted average duration based interest rate yields from a variety of highly rated relevant corporate bond indices as of December 31, 2025, and solving for the single discount rate that produces the same present value.

Table 13.5 - Estimated Future Benefit Payments (in thousands)

Years	Defined Benefit Retirement Plan
2026	$1,793
2027	2,555
2028	2,664
2029	2,692
2030	2,699
2031 - 2035	13,579

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

The FHLB reviews the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification between fair value hierarchy levels of certain financial assets or liabilities. The FHLB did not have any transfers of assets or liabilities into or out of Level 3 of the fair value hierarchy during the years ended December 31, 2025 or 2024.

The FHLB records trading securities, available-for-sale securities, derivative assets, derivative liabilities, certain Advances and certain Consolidated Obligations at fair value on a recurring basis, and on occasion, certain mortgage loans held for portfolio on a nonrecurring basis. The FHLB records all other financial assets and liabilities at amortized cost.

Table 14.1 - Fair Value Summary of Financial Instruments (in thousands)

	December 31, 2025
		Fair Value
Financial Instruments	Carrying Value (1)	Total	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral (2)
Assets:
Cash and due from banks	$5,475	$5,475	$5,475	$—	$—	$—
Interest-bearing deposits	2,400,058	2,400,058	—	2,400,058	—	—
Securities purchased under agreements to resell	6,450,000	6,450,000	—	6,450,000	—	—
Federal funds sold	12,537,000	12,537,000	—	12,537,000	—	—
Trading securities	2,762,546	2,762,546	—	2,762,546	—	—
Available-for-sale securities	10,931,017	10,931,017	—	10,931,017	—	—
Held-to-maturity securities	14,997,943	14,890,555	—	14,890,555	—	—
Advances (3)	70,143,012	70,220,386	—	70,220,386	—	—
Mortgage loans held for portfolio	8,679,903	8,151,260	—	8,141,659	9,601	—
Accrued interest receivable	417,602	417,602	—	417,602	—	—
Derivative assets	33,080	33,080	—	99,647	—	(66,567)
Liabilities:
Deposits	1,060,511	1,060,554	—	1,060,554	—	—
Consolidated Obligations:
Discount Notes (4)	31,145,280	31,147,611	—	31,147,611	—	—
Bonds (5)	89,629,438	89,379,792	—	89,379,792	—	—
Mandatorily redeemable capital stock	20,044	20,044	20,044	—	—	—
Accrued interest payable	406,216	406,216	—	406,216	—	—
Derivative liabilities	119	119	—	10,251	—	(10,132)
(1)For certain financial instruments, the amounts represent net carrying value, which include an allowance for credit losses.
(2)Amounts represent the application of the netting requirements that allow the FHLB to settle positive and negative positions and also cash collateral and related accrued interest held or placed by the FHLB with the same counterparty.
(3)Includes (in thousands) $306,308 of Advances recorded under the fair value option at December 31, 2025.
(4)Includes (in thousands) $16,735,705 of Consolidated Obligation Discount Notes recorded under the fair value option at December 31, 2025.
(5)Includes (in thousands) $13,271,087 of Consolidated Obligation Bonds recorded under the fair value option at December 31, 2025.

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

The FHLB is subject to credit risk due to the risk of nonperformance by counterparties to its derivative transactions. For uncleared derivatives, the degree of credit risk depends on the extent to which master netting arrangements are included in these contracts to mitigate the risk. The FHLB has evaluated the potential for the fair value of the instruments to be impacted by counterparty credit risk and has determined that no adjustments were necessary to the overall fair value measurements.

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

Adjustments may be necessary to reflect the 11 FHLBanks' credit quality when valuing Consolidated Obligation Bonds recorded under the fair value option. Due to the joint and several liability for Consolidated Obligations, the FHLB monitors its own creditworthiness and the creditworthiness of the other FHLBanks to determine whether any credit adjustments are necessary in its fair value measurement of Consolidated Obligation Bonds. No adjustments were considered necessary at December 31, 2025 or 2024.

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

Fair Value Measurements.

Table 14.2 - Fair Value Measurements of Financial Instruments Recorded on a Recurring Basis (in thousands)

	Fair Value Measurements at December 31, 2025
	Total	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral (1)
Recurring fair value measurements - Assets
Trading securities:
U.S. Treasury obligations	$1,287,474	$—	$1,287,474	$—	$—
GSE obligations	1,475,072	—	1,475,072	—	—
Total trading securities	2,762,546	—	2,762,546	—	—
Available-for-sale securities:
U.S. Treasury obligations	5,751,326	—	5,751,326	—	—
GSE obligations	113,100	—	113,100	—	—
GSE multifamily MBS	5,066,591	—	5,066,591	—	—
Total available-for-sale securities	10,931,017	—	10,931,017	—	—
Advances	306,308	—	306,308	—	—
Derivative assets:
Interest rate related	30,292	—	99,202	—	(68,910)
Forward rate agreements	2,343	—	—	—	2,343
Mortgage delivery commitments	445	—	445	—	—
Total derivative assets	33,080	—	99,647	—	(66,567)
Total assets at fair value	$14,032,951	$—	$14,099,518	$—	$(66,567)

Recurring fair value measurements - Liabilities
Consolidated Obligations:
Discount Notes	$16,735,705	$—	$16,735,705	$—	$—
Bonds	13,271,087	—	13,271,087	—	—
Total Consolidated Obligations	30,006,792	—	30,006,792	—	—
Derivative liabilities:
Interest rate related	115	—	10,172	—	(10,057)
Forward rate agreements	—	—	75	—	(75)
Mortgage delivery commitments	4	—	4	—	—
Total derivative liabilities	119	—	10,251	—	(10,132)
Total liabilities at fair value	$30,006,911	$—	$30,017,043	$—	$(10,132)
(1)Amounts represent the application of the netting requirements that allow the FHLB to settle positive and negative positions and also cash collateral and related accrued interest held or placed by the FHLB with the same counterparty.

	Fair Value Measurements at December 31, 2024
	Total	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral (1)
Recurring fair value measurements - Assets
Trading securities:
U.S. Treasury obligations	$1,248,651	$—	$1,248,651	$—	$—
GSE obligations	1,457,242	—	1,457,242	—	—
U.S. obligation single-family MBS	2	—	2	—	—
Total trading securities	2,705,895	—	2,705,895	—	—
Available-for-sale securities:
U.S. Treasury obligations	5,488,569	—	5,488,569	—	—
GSE obligations	120,311	—	120,311	—	—
GSE multifamily MBS	3,453,855	—	3,453,855	—	—
Total available-for-sale securities	9,062,735	—	9,062,735	—	—
Advances	281,299	—	281,299	—	—
Derivative assets:
Interest rate related	65,760	—	68,721	—	(2,961)
Mortgage delivery commitments	7	—	7	—	—
Total derivative assets	65,767	—	68,728	—	(2,961)
Total assets at fair value	$12,115,696	$—	$12,118,657	$—	$(2,961)

Recurring fair value measurements - Liabilities
Consolidated Obligations:
Discount Notes	$8,670,557	$—	$8,670,557	$—	$—
Bonds	7,324,443	—	7,324,443	—	—
Total Consolidated Obligations	15,995,000	—	15,995,000	—	—
Derivative liabilities:
Interest rate related	3,463	—	22,771	—	(19,308)
Mortgage delivery commitments	121	—	121	—	—
Total derivative liabilities	3,584	—	22,892	—	(19,308)
Total liabilities at fair value	$15,998,584	$—	$16,017,892	$—	$(19,308)
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

Table 14.3 – Fair Value Option - Financial Assets and Liabilities (in thousands)

	For the Years Ended December 31,
Net Gains (Losses) from Changes in Fair Value Recognized in Earnings	2025	2024	2023
Advances	$2,513	$(3,472)	$3,832
Consolidated Discount Notes	(2,627)	277	(11,541)
Consolidated Bonds	(6,730)	(23,046)	(32,004)
Net gains (losses) on financial instruments held under fair value option	$(6,844)	$(26,241)	$(39,713)

For instruments recorded under the fair value option, the related contractual interest income, contractual interest expense and the discount amortization on Discount Notes are recorded as part of net interest income on the Statements of Income. The remaining changes in fair value for instruments in which the fair value option has been elected are recorded as “Net gains (losses) on financial instruments held under fair value option” in the Statements of Income, except for changes in fair value related to instrument specific credit risk, which are recorded in accumulated other comprehensive income (loss) in the Statements of Condition. The FHLB has determined that none of the remaining changes in fair value were related to instrument-specific credit risk for the years ended December 31, 2025 or 2024. In determining that there has been no change in instrument-specific credit risk period to period, the FHLB primarily considered the following factors:

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

Table 14.4 – Fair Value Option - Aggregate Unpaid Balance and Aggregate Fair Value (in thousands)

	December 31, 2025			December 31, 2024
	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Aggregate Fair Value Over/(Under) Aggregate Unpaid Principal Balance	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Aggregate Fair Value Over/(Under) Aggregate Unpaid Principal Balance
Advances	$302,542	$306,308	$3,766	$280,092	$281,299	$1,207
Consolidated Discount Notes	16,824,366	16,735,705	(88,661)	8,717,688	8,670,557	(47,131)
Consolidated Bonds	13,170,000	13,271,087	101,087	7,258,655	7,324,443	65,788

Note 15 - Commitments and Contingencies

Off-Balance Sheet Commitments. The FHLB has deemed it unnecessary to record any liabilities for credit losses on its off-balance sheet commitments at December 31, 2025 and 2024, based on its credit extension and collateral policies.

Table 15.1 - Off-Balance Sheet Commitments (in thousands)

	December 31, 2025			December 31, 2024
Notional Amount	Expire within one year	Expire after one year	Total	Expire within one year	Expire after one year	Total
Letters of Credit	$43,992,717	$2,539,728	$46,532,445	$48,399,746	$514,758	$48,914,504
Commitments to purchase mortgage loans	158,828	—	158,828	26,193	—	26,193
Unsettled Consolidated Bonds, principal amount (1)	87,000	—	87,000	1,025,000	—	1,025,000
Unsettled Consolidated Discount Notes, principal amount (1)	250,000	—	250,000	131,561	—	131,561
(1)Expiration is based on settlement period rather than underlying contractual maturity of Consolidated Obligations.

Letters of Credit: The FHLB issues Letters of Credit on behalf of its members to support certain obligations of the members to third-party beneficiaries. Letters of Credit may be offered to assist members and non-member housing associates in facilitating residential housing finance, community lending, and asset-liability management, and to provide liquidity. In particular, members often use Letters of Credit as collateral for deposits from federal and state government agencies. Letters of Credit are executed for members for a fee. If the FHLB is required to make payment for a beneficiary's draw, the member either reimburses the FHLB for the amount drawn or, subject to the FHLB's discretion, the amount drawn may be converted into a collateralized Advance to the member. However, Letters of Credit usually expire without being drawn upon. Letters of Credit issued by the FHLB expire no later than 2041. The carrying value of guarantees related to Letters of Credit are recorded in other liabilities and were (in thousands) $12,890 and $12,276 at December 31, 2025 and 2024.

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

Consolidated Obligations: As previously described, Consolidated Obligations are backed only by the financial resources of the FHLBanks. The joint and several liability Finance Agency regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal and interest on Consolidated Obligations for which another FHLBank is the primary obligor. No FHLBank has been required to repay the principal or interest on any Consolidated Obligation on behalf of another FHLBank during the years ended December 31, 2025, 2024, or 2023 and the FHLB does not believe that it is probable that it will be asked to do so through the filing date of this report.

The FHLB determined that it was not necessary to recognize a liability for the fair values of its joint and several obligation related to other FHLBanks' Consolidated Obligations at December 31, 2025, 2024, or 2023. The joint and several obligations are mandated by Finance Agency regulations and are not the result of arms-length transactions among the FHLBanks. The FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several obligation.

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

Note 16 - Transactions with Other FHLBanks

The FHLB notes transactions with other FHLBanks on the face of its financial statements. Occasionally, the FHLB loans short-term funds to and borrows short-term funds from other FHLBanks. These loans and borrowings are transacted at current market rates when traded. There were no such loans or borrowings outstanding at December 31, 2025, 2024 or 2023.

Table 16.1 - Lending and Borrowing Between the FHLB and Other FHLBanks (in thousands)

	Average Daily Balances for the Years Ended December 31,
	2025	2024	2023
Loans to other FHLBanks	$8,907	$7,391	$21,784
Borrowings from other FHLBanks	2,890	14	27

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

Table 16.2 - Consolidated Obligations Transfers Between the FHLB and Other FHLBanks (in thousands)

	For the Years Ended December 31,
	2025	2024	2023
Transfers to other FHLBanks (1)	$—	$4,000	$—
Transfers from other FHLBanks	5,000	1,000	250,000
(1)The gains on the transfers during the year ended December 31, 2024 were immaterial.

Note 17 - Transactions with Stockholders

As a cooperative, the FHLB's capital stock is owned by its members, by former members that retain the stock as provided in the FHLB's Capital Plan and by nonmember institutions that have acquired members and must retain the stock to support Advances or other capital-requiring activities with the FHLB. All Advances were issued to members and all mortgage loans held for portfolio were purchased from members during the years ended December 31, 2025 or 2024. The FHLB also maintains demand deposit accounts for members, primarily to facilitate settlement activities that are directly related to Advances and mortgage loan purchases. Additionally, the FHLB may enter into interest rate swaps with its stockholders. The FHLB may not invest in any equity securities issued by its stockholders. At December 31, 2025 or 2024, the FHLB did not own any MBS securitized by, or other direct long-term investments issued by its stockholders.

For financial statement purposes, the FHLB defines related parties as those members with more than 10 percent of the voting interests of the FHLB capital stock outstanding. Given statutory limitations, no member owned more than 10 percent of the voting interests of the FHLB at December 31, 2025 or 2024. Specifically, federal statute prescribes the voting rights of members in the election of both Member and Independent directors. For Member directorships, the Finance Agency designates the number of Member directorships in a given year and an eligible voting member may vote only for candidates seeking election in its respective state. For Independent directors, the FHLB's Board of Directors nominates candidates to be placed on the ballot in an at-large election. For both Member and Independent director elections, a member is entitled to vote one share of required capital stock, subject to a statutory limitation, for each applicable directorship. Under this limitation, the total number of votes that a member may cast is limited to the average number of shares of the FHLB's capital stock that were required to be held by all members in that state as of the record date for voting. Nonmember stockholders are not eligible to vote in director elections.

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

Transactions with Directors' Financial Institutions. In the ordinary course of its business, the FHLB provides products and services to members whose officers or directors serve as directors of the FHLB (Directors' Financial Institutions). Finance Agency regulations require that transactions with Directors' Financial Institutions be made on the same terms as those with any other member. The FHLB had no MBS or derivatives transactions with Directors' Financial Institutions at December 31, 2025 or 2024.

Table 17.1 - Transactions with Directors' Financial Institutions (dollars in millions)

	December 31, 2025		December 31, 2024
	Balance	% of Total (1)	Balance	% of Total (1)
Advances	$5,685	8.1%	$9,157	11.5%
MPP	400	4.7	109	1.5
Regulatory capital stock	405	8.9	497	10.0
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

Table 17.2 - Stockholders Holding Five Percent or more of Regulatory Capital Stock (dollars in millions)

	Regulatory Capital Stock		Advance	MPP Unpaid
December 31, 2025	Balance	% of Total	Principal	Principal Balance
JPMorgan Chase Bank, N.A.	$934	20%	$16,500	$—
U.S. Bank, N.A.	637	14	13,000	4
The Huntington National Bank	282	6	5,506	410
Third Federal Savings and Loan Association	234	5	4,774	18

	Regulatory Capital Stock		Advance	MPP Unpaid
December 31, 2024	Balance	% of Total	Principal	Principal Balance
JPMorgan Chase Bank, N.A.	$946	19%	$20,000	$—
U.S. Bank, N.A.	763	15	14,500	6
Fifth Third Bank	275	6	5,601	60
Keybank, N.A.	261	5	1,329	—

Concentrations. The FHLB's major customers include members with revenue in excess of 10 percent of the FHLB's total revenue, which includes interest income and non-interest income. Revenues from members include Advance interest income and Letters of Credit fees. In 2025, two members exceeded the 10 percent threshold with revenues of $934 million and $757 million. In 2024, one member exceeded the 10 percent threshold with revenues of $825 million. In 2023, two members exceeded the 10 percent threshold with revenues of $1,128 million and $733 million.

Nonmember Housing Associates. The FHLB has relationships with three nonmember housing associates, the Kentucky Housing Corporation, the Ohio Housing Finance Agency and the Tennessee Housing Development Agency. The FHLB had no investments in or borrowings to any of these nonmember housing associates at December 31, 2025 or 2024.

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

Item 9A.    Controls and Procedures.

DISCLOSURE CONTROLS AND PROCEDURES

As of December 31, 2025, the FHLB's management, including its principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, these two officers each concluded that, as of December 31, 2025, the FHLB maintained effective disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that it files under the Exchange Act is (1) accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (SEC).

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

The FHLB's management assessed the effectiveness of the FHLB's internal control over financial reporting as of December 31, 2025. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on its assessment, management of the FHLB determined that, as of December 31, 2025, the FHLB's internal control over financial reporting was effective based on those criteria.

The effectiveness of the FHLB's internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP (PwC), an independent registered public accounting firm, as stated in their report which is included in Item 8. Financial Statements and Supplementary Data.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the FHLB's internal control over financial reporting that occurred during the fourth quarter ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, the FHLB's internal control over financial reporting.

Item 9B.    Other Information.

None.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

NOMINATION AND ELECTION OF DIRECTORS

The FHLBank Act provides that an FHLBank’s board of directors is to comprise 13 directors, or such other number as the Director of the Finance Agency determines appropriate. For 2026, the Director designated 14 directorships for the FHLB, eight of which are Member directors and six of which are Independent directors; all were elected by our members. Three of our Independent directors are designated as Public Interest directors. In 2025, the FHLB’s Board was comprised of 17 directorships, 10 of which were Member directors and seven of which were Independent directors.

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

DIRECTORS

The following table sets forth certain information (ages as of March 1, 2026) regarding each of our current directors.

Name	Age	Director Since	Expiration of Term as a Director	Independent or Member (State)
Timothy E. Barnes	59	2026	12/31/29	Member (KY)
J. Wade Berry	56	2022	12/31/29	Member (KY)
Brady T. Burt	53	2017	12/31/28	Member (OH)
Susan E. Collins	60	2025	12/31/28	Independent (TN)
Kristin H. Darby	51	2021	12/31/28	Independent (TN)
Lewis Diaz, Vice Chair	47	2022	12/31/27	Independent (KY)
Roy Molitor Ford, Jr.	60	2023	12/31/26	Member (TN)
Danny J. Herron	68	2022	12/31/29	Independent (TN)
Michael P. Pell, Chair	62	2019	12/31/26	Member (OH)
Leslie Scott Spivey	68	2022	12/31/26	Independent (OH)
Steven E. Stivers	60	2024	12/31/27	Independent (OH)
James J. Vance	64	2017	12/31/28	Member (OH)
Jonathan D. Welty	56	2020	12/31/27	Member (OH)
H. McCall Wilson, Jr.	60	2023	12/31/26	Member (TN)

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

The business experiences of our current Member directors are as follows:

Mr. Barnes has been the Chief Executive Officer of Hometown Bank of Corbin, Inc. and Hometown Bancshares, Inc., Corbin, Kentucky, since 1999. He also served as the President of Hometown Bank of Corbin, Inc. from 1999 to May 2025.

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

Mr. Ford has been the Chairman of the Board of Commercial Bank and Trust (CBTC) since May 2019. He has served as the Chief Executive Officer since 1994. He also serves as President of Commercial Holding Company, the holding company for CBTC. CBTC is a $1 billion financial institution with offices in four counties in west Tennessee. CBTC has been serving commercial and retail clients since it was established in Paris, Tennessee in 1877. CBTC also provides Trust services for clients with assets under management of approximately $850 million.

Mr. Pell has been the President and Chief Executive Officer of First State Bank, Winchester, Ohio since March 2006.

Mr. Vance has been the Senior Vice President of Western-Southern Life Assurance Company and related subsidiaries (Cincinnati, Ohio) since January 2024. Previously, he served as Senior Vice President and Co-Chief Investment Officer of Western-Southern Life Assurance Company and related subsidiaries from October 2020 to January 2024.

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

The business experiences of our current Independent directors are as follows:

Ms. Collins is retired from Tennessee Valley Authority, where she served as Executive Vice President, Chief Human Resources Officer and Chief Administrative Officer from July 2023 to May 2024. Ms. Collins also served as the Executive Vice President People and Communications, Chief Human Resources Officer of Tennessee Valley Authority from November 2020 to July 2023. Ms. Collins provides the Board expertise in the areas of executive compensation, human capital strategy, and succession planning.

Ms. Darby has been the Chief Information Officer, Tennessee Department of Finance and Administration since March 2025. From August 2021 to March 2025, she was a Strategic Technology Advisor at KHD Ventures, LLC, and served as the Chief Information Officer at HarmonyCares from January 2022 to February 2025. Prior to that, Ms. Darby was the Chief Information Officer of Envision Healthcare from November 2018 to July 2021. Ms. Darby is a Certified Public Accountant and Certified Fraud Examiner. Having served as a technology leader at a large public organization, Ms. Darby offers the Board comprehensive knowledge on technology strategy and operations, and cybersecurity.

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

EXECUTIVE OFFICERS

The following table sets forth certain information (ages as of March 1, 2026) regarding our current executive officers.

Name	Age	Position	Employee of the FHLB Since
Andrew S. Howell	64	President and Chief Executive Officer	1989
Stephen J. Sponaugle	63	Executive Vice President, Chief Financial Officer	1992
Roger B. Batsel	54	Executive Vice President, Chief Operating Officer	2014
Daniel A. Tully	48	Executive Vice President, Chief Risk and Compliance Officer	2006
Damon V. Allen	55	Senior Vice President, Chief Marketing and Community Investment Officer	1999
J. Christopher Bates	50	Senior Vice President, Chief Accounting Officer	2005
Brian C. Comp	63	Senior Vice President, Executive Advisor	2016
Christopher S. Dawson	49	Senior Vice President, Chief Information Officer	2026
James C. Frondorf	48	Senior Vice President, Chief Credit Officer	2001
Tami L. Hendrickson	65	Senior Vice President, Treasurer	2006
Bridget C. Hoffman	49	Senior Vice President, General Counsel	2018
Amy L. Konow	51	Senior Vice President, Chief Audit Executive	2020
Karla M. Russo	57	Senior Vice President, Chief Human Resources and Inclusion Officer	2014

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

Mr. Comp became Senior Vice President, Executive Advisor in March 2026. Previously, he served as the Senior Vice President, Chief Information Officer since January 2025. Prior to that, he served as the FHLB's First Vice President, Chief Information Officer since January 2020.

Mr. Dawson became the Senior Vice President, Chief Information Officer in March 2026. Previously, he served as the Senior Vice President – Chief Information Officer of the Federal Home Loan Bank of Indianapolis from January 2019 to March 2026.

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

Ms. Konow became the Senior Vice President, Chief Audit Executive in July 2020. Previously, she was the Chief Financial Officer at Landrum & Brown, Inc. from November 2019 to June 2020.

Ms. Russo became the Senior Vice President, Chief Human Resources and Inclusion Officer in January 2022. Previously, she served as the FHLB's First Vice President, Human Resources and Office of Minority and Woman Inclusion Officer since January 2018.

All officers are appointed annually by our Board of Directors.

AUDIT COMMITTEE FINANCIAL EXPERT

The Board of Directors has determined (1) that Mr. Leslie Scott Spivey, Chair of the Audit Committee, and Committee member Mr. Brady T. Burt, have the relevant accounting and related financial management expertise, and therefore are qualified, to serve as the Audit Committee financial experts within the meaning of the regulations of the SEC and (2) that each is independent under SEC Rule 10A-3(b)(1). Mr. Spivey's experience has principally been in the finance disciplines crossing multiple industries. Mr. Burt is a Certified Public Accountant and his experience has principally been in the accounting and finance disciplines within the financial industry, and has included managing various accounting functions. For additional information regarding the independence of the directors of the FHLB, see Item 13. Certain Relationships and Related Transactions, and Director Independence.

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

Item 11.     Executive Compensation.

2025 COMPENSATION DISCUSSION AND ANALYSIS

The following provides discussion and analysis regarding our 2025 compensation program for our executive officers, and in particular our Named Executive Officers. Our named Executive Officers for 2025 were:
▪Andrew S. Howell, President and Chief Executive Officer (CEO);
▪Stephen J. Sponaugle, Executive Vice President, Chief Financial Officer;
▪Roger B. Batsel, Executive Vice President, Chief Operating Officer;
▪Daniel A. Tully, Executive Vice President, Chief Risk and Compliance Officer; and
▪Bridget C. Hoffman, Senior Vice President, General Counsel

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

Finance Agency Oversight - Executive Compensation

The Finance Agency has oversight authority over our executive compensation. The Director of the Finance Agency is required by statute to prohibit an FHLBank from paying compensation to its executive officers that is not reasonable and comparable to that paid for employment in similar businesses (including other publicly held financial institutions or major financial services companies) involving similar duties and responsibilities. Finance Agency rules direct the FHLBanks to provide all compensation actions affecting their Named Executive Officers to the Finance Agency for review. Accordingly, following our Board's approval, we submitted the 2026 base salaries as well as incentive payments earned for 2025 for the Named Executive Officers to the Finance Agency. While we do not expect the regulatory requirements to have a significant impact on our executive compensation programs, the Finance Agency has taken certain actions to curtail the Board’s ability to set all incentive compensation goals and weightings. In light of the Finance Agency's authority as reflected in the recent directives for incentive compensation goals and corresponding weightings, our compensation practices and policies have been subject to adjustment as a result of regulatory guidance and directives.

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

In setting 2025 and 2026 compensation, we primarily relied upon information from the McLagan Custom Survey. It encompasses information relating to the prior year's compensation from mortgage banks, commercial financial institutions that typically have assets of less than $20 billion, and other FHLBanks. However, we believe the positions at other FHLBanks generally are more directly comparable to ours given the unique nature of the FHLBank System. The FHLBanks share the same public policy mission, interact routinely with each other, and share a common regulator and regulatory constraints, including the need for Finance Agency review of all compensation actions affecting executive officers. However, there are significant differences across the FHLBank System, including the sizes of the various FHLBanks, the complexity of their operations, their organizational and cost structures, their locations and the cost of living in those locations, and the types of compensation packages offered. Thus, we do not typically calculate compensation packages for our Named Executive Officers based solely on comparisons to the other FHLBanks.

Compensation Program Approach

The Committee utilizes a balanced approach for our compensation program, offering base salary, short-term incentive and deferred pay. The annual (short-term) incentive compensation component rewards all officers and staff for the achievement of the annual strategic business goals. The deferred compensation component is payable to certain officers, including the Named Executive Officers, after a three-year deferral period if the market capitalization ratio of our capital stock is maintained above a minimum threshold set by the Committee over the period. The Committee has not established or assigned specific percentages to each element of the compensation program. Instead, the Committee strives to create a program that generally delivers a total compensation opportunity—base salary, annual and deferred incentive compensation and other benefits—to each executive officer that, when target performance goals are met, is at or near the median of the other FHLBanks and is generally consistent with the market check. However, individual elements of compensation as well as total compensation for individual executives may vary from the median due to an executive's tenure, experience and responsibilities.

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

Elements of Total Compensation Program

The following table summarizes all compensation to our Named Executive Officers for the years ended December 31, 2025, 2024 and 2023. Discussion of each component follows the table.
Summary Compensation Table

Name and Principal Position	Year	Salary	Non-Equity Incentive Plan Compensation(1)	Change in Pension Value & Non-Qualified Deferred Compensation Earnings(2)	All Other Compensation(3)	Total
Andrew S. Howell	2025	$1,060,000	$976,588	$1,708,000	$270,130	$4,014,718
President and CEO	2024	1,025,000	887,478	38,000	255,849	2,206,327
	2023	995,000	878,098	1,330,000	349,494	3,552,592

Stephen J. Sponaugle	2025	504,000	369,766	662,000	110,401	1,646,167
Executive Vice President-	2024	486,000	336,376	—	103,323	925,699
Chief Financial Officer	2023	468,000	329,899	542,000	127,210	1,467,109

Roger B. Batsel	2025	450,000	327,269	102,000	37,848	917,117
Executive Vice President-	2024	431,000	296,599	25,000	34,638	787,237
Chief Operating Officer	2023	414,000	289,764	98,000	33,182	834,946

Daniel A. Tully(4)	2025	400,000	254,389	96,000	32,132	782,521
Executive Vice President-
Chief Risk and Compliance Officer

Bridget C. Hoffman	2025	440,000	280,901	55,000	35,879	811,780
Senior Vice President-	2024	425,000	255,659	20,000	33,088	733,747
General Counsel	2023	409,000	249,952	51,000	27,805	737,757
(1)Amounts shown for 2025 reflect total payments pursuant to the current portion of the 2025 Incentive Plan and the deferred portion of the 2022 Incentive Plan (2023 - 2025 performance period), as follows.

Name	2025 Incentive Plan (current incentive)	2022 Incentive Plan (three-year deferred incentive)	Total
Andrew S. Howell	$503,311	$473,277	$976,588
Stephen J. Sponaugle	191,448	178,318	369,766
Roger B. Batsel	170,936	156,333	327,269
Daniel A. Tully	151,943	102,446	254,389
Bridget C. Hoffman	146,245	134,656	280,901
(2)    Represents change in the actuarial present value of accumulated pension benefits only, which is primarily dependent on changes in interest rates, years of benefit service and salary. Decreases in pension values are reported in the table as $0. No above-market or preferential earnings are paid on any deferred compensation under any plan or agreement. See "Retirement Benefits" and "2025 Pension Benefits" for additional information.
(3)    For 2025, all other compensation included the following:

	FHLB Contributions to Vested Defined Contribution Plans (a)
Name	Qualified Defined Contribution Plan	Non-qualified Supplemental Executive Retirement Plan	Perquisites (b)	Total
Andrew S. Howell	$55,581	$192,480	$22,069	$270,130
Stephen J. Sponaugle	56,000	54,401	—	110,401
Roger B. Batsel	21,000	16,848	—	37,848
Daniel A. Tully	21,000	11,132	—	32,132
Bridget C. Hoffman	21,000	14,879	—	35,879
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

(4)Mr. Tully's 2023 and 2024 compensation amounts are not included as he was not a Named Executive Officer in those years.

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

Each of the current Named Executive Officers received a base salary increase at the beginning of 2025. For each of the current Named Executive Officers other than the CEO, total salary increases, including merit, market, and promotional adjustments, ranged from 3.53 percent to 10.50 percent. These increases were based on the CEO's recommendation for each executive, which took into consideration market data, and expected business and industry trends. For Mr. Howell, directors provided feedback to the Chair, and the Committee recommended, and the Board subsequently approved a salary increase of 3.41 percent. In recommending and approving Mr. Howell's 2025 increase, the Committee and Board took into consideration competitive market analysis and the Committee's appraisals of his performance during the year.

In the fourth quarter of 2025, the Committee recommended and the Board approved a 4.75 percent salary increase pool for 2026 for all employees, comprised of 3.25 percent for merit increases and 1.50 percent for market and promotional adjustments. Using the same process as described above and considering the current labor market environment, the Committee recommended, and the Board approved, the following 2026 base salaries and percent increases for the Named Executive Officers: Mr. Howell, $1,097,000 (3.49 percent); Mr. Sponaugle, $521,600 (3.49 percent); Mr. Batsel, $480,000 (6.67 percent); Mr. Tully, $428,000 (7.00 percent); and Ms. Hoffman, $455,500 (3.52 percent). In the first quarter of 2026, we were informed that the Finance Agency had completed its review and did not object to the Board-approved compensation actions affecting the Named Executive Officers in 2026.

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

The Incentive Plan annual goals reflect desired financial, operational, risk management and public mission objectives for the current and future fiscal years. Generally, each goal is weighted to reflect its relative importance and potential impact on our mission and annual strategic business plan while subject to recent Finance Agency directives on Housing goals and corresponding weightings. Each goal is assigned a quantitative threshold, target and maximum level of performance. Each Named Executive Officer's award opportunity is based entirely on bank-wide performance.

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

The total incentive award opportunities for the 2025 plan year stated as a percentage of base salary were as follows:

	Incentive Opportunity
Name	Threshold	Target	Maximum
Andrew S. Howell	50.0%	75.0%	100.0%
Stephen J. Sponaugle	40.0	60.0	80.0
Roger B. Batsel	40.0	60.0	80.0
Daniel A. Tully	40.0	60.0	80.0
Bridget C. Hoffman	35.0	52.5	70.0

If actual performance falls below the threshold level of performance, no payment is made for that goal. If actual performance exceeds the maximum level, only the value assigned as the performance maximum is paid. When actual performance falls between the assigned threshold, target and maximum performance levels, an interpolated achievement is calculated for that goal. The achievement for each goal is then multiplied by the corresponding incentive weight assigned to that goal and the results for each goal are summed to arrive at the final incentive award payable to the executive. No final awards (or payments) will be made to executives under the Incentive Plan if we receive the lowest "Composite Rating" in the most recent report of examination by the Finance Agency. Such a rating would indicate that we have been found to be operating in an unacceptable manner, that we exhibit serious deficiencies in corporate governance, risk management or financial condition and performance, or that we are in substantial noncompliance with laws, Finance Agency regulations or supervisory guidance.

Fifty percent of the total opportunity for the Incentive Plan is awarded in cash following the plan year (current incentive award) and 50 percent is mandatorily deferred for three years after the end of the Plan year (deferred incentive award). The deferred incentive awards are earned based on the safety and soundness metric, which is tied to our market capitalization ratio defined as the market value of total capital divided by the par value of capital stock. The market capitalization ratio is measured as the simple average at 36 month ends in the three-year performance period using the base-case interest rate and business environment used in reports to the Board at each month end. If our market capitalization ratio is greater than 100 percent during the deferred performance period, the final value will be 100 percent of the deferred award plus interest based on the FHLB's annual return on average equity (ROE). No payment would be made for the deferred incentive award if the market capitalization ratio, calculated as noted above, was less than 100 percent for the three-year deferral period.

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

2025 Incentive Plan. For calendar year 2025, the Board approved a total of six performance measures in the functional areas of Franchise Value Promotion, Mission Assets and Activities and Stockholder Risk/Return. The mix of financial and non-financial goals measures performance across our mission and corporate objectives and is intended to discourage unnecessary or excessive risk-taking. Because we consider risk management to be an essential component in the achievement of our mission and corporate objectives, the goals below include a separate risk-related metric.

Following certification of the 2025 performance results and in accordance with those results, the Board authorized the distribution to the Named Executive Officers of the current awards shown in Note 1 to the Summary Compensation Table. For the 2025 plan year, we cumulatively achieved approximately 95 percent of the available maximum incentive opportunity. This was unchanged from the overall performance achieved for 2024. For 2025, all of the six goals met or exceeded target performance, with two of the six goals exceeding the maximum achievement level.

The following table presents the incentive weights, threshold, target and maximum performance levels, and the actual results achieved for the 2025 Incentive Plan performance measures for all Named Executive Officers.

2025 Incentive Plan Performance Levels and Results

	Incentive Weight	Threshold Performance	Target Performance	Maximum Performance	Results Achieved
Franchise Value Promotion
1) Strategic Initiatives	20.0%	2 Points	3.5 Points	6 Points	5.5 Points
Mission Assets and Activities
2) Mission Assets and Activities Participation	10.0	65%	70%	80%	76%
3) Core Mission Assets and Activities Ratio	5.0	70%	80%	85%	80%
4) Housing Mission	30.0
New Community Investment Cash Advances, Zero Interest Fund, and CDFI Loan Investment Fund applicants		9 members	12 members	20 members	22 members
Percent of Voluntary Program funds committed		85%	95%	98%	100%
Housing Community Investments member participation		30%	35%	42%	37%
Stockholder Risk/Return
5) Change in Market Value of Equity	15.0
+200 bps		(5)%	(4)%	(2)%	(1.9)%
'-200 bps		(3)%	(2)%	—%	0.7%
6) Profitability-Available Earnings vs. Average SOFR	20.0	325 bps	375 bps	430 bps	536 bps

During 2025, the Board, the Committee and the CEO periodically reviewed the Incentive Plan goals presented above to determine progress toward the goals. Although the Board and the CEO discussed various external factors that were affecting achievement of the performance measures, the Board did not take any actions to revise or change the Incentive Plan goals.

2026 Incentive Plan. The Board considered relevant aspects of our financial outlook, including the expected interest rate environment and member demand for Advances, and approved 2026 Incentive Plan goals, incentive weights, and award opportunities for the Named Executive Officers and eligible employees. The plan was sent to the Finance Agency and we subsequently received notification of the completion of their review and non-objection. The 2026 Incentive Plan goals for our executives are set forth below.

2026 Incentive Plan Goals

Franchise Value Promotion
Strategic Initiatives	Weight: 20.0%
Mission Assets and Activities
Mission Assets and Activities Participation	Weight: 10.0%
Housing Mission	Weight: 30.0%
Stockholder Risk/Return
Risk Metrics	Weight: 15.0%
Profitability	Weight: 25.0%

Three-Year Deferred Incentive Awards. During 2025, the Board, the Committee and the CEO periodically reviewed progress toward the deferred plan safety and soundness metric for each ongoing performance period. At its January 2026 meeting, following certification of the performance results for the deferred portion of the 2022 Incentive Plan (2023 - 2025 performance period) and in accordance with those results, the Board authorized the distribution of payments to eligible officers including the Named Executive Officers. Cumulatively, our market capitalization ratio was greater than 100 percent during the 2023 - 2025 performance period. As a result, the final value was 100 percent of the deferred award plus interest based on the annual interest rates applicable to the qualified defined benefit plan. The deferred payments for the 2023 - 2025 performance period are shown in Note 1 to the Summary Compensation Table.

As described above, the deferred portion of the 2025 Incentive Plan (2026 - 2028 performance period) is payable based on the result of a safety and soundness metric tied to the market capitalization ratio as defined in the 2026 Incentive Plan. If our market capitalization ratio is greater than 100 percent during the 2026 - 2028 performance period, the final value will be 100 percent of the deferred award plus interest based on the FHLB's annual ROE. Using this ROE-based interest rate aligns executives deferred compensation with the FHLB's actual business results and encourages sustained profitability.

Non-Equity Incentive Plan Compensation Grants
The following table provides information on grants made under our Incentive Plan.

Grants of Plan-Based Awards

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards
Name	Grant Date (1)	Threshold	Target	Maximum
Andrew S. Howell	November 20, 2025	$548,500	$822,750	$1,097,000
Stephen J. Sponaugle	November 20, 2025	208,640	312,960	417,280
Roger B. Batsel	November 20, 2025	192,000	288,000	384,000
Daniel A. Tully	November 20, 2025	171,200	256,800	342,400
Bridget C. Hoffman	November 20, 2025	159,425	239,138	318,850
(1)Awards granted on this date are for the 2026 Incentive Plan.

Under the awards shown above, 50 percent of the estimated future payout will be awarded in cash following the Plan year. The other 50 percent of the estimated future payout will be mandatorily deferred for three years after the end of the Plan year. If we operate in a safe and sound manner according to the market capitalization ratio metric during the deferred performance period, the final value will be 100 percent of the deferred award plus interest based on the FHLB's annual ROE. See the "Non-Equity Incentive Compensation Plan (Incentive Plan)" section above for further detail.

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

For employees who were hired after January 1, 2006, which includes Messrs. Batsel and Tully and Ms. Hoffman, the benefit formula was 1.25 percent for each year of benefit service multiplied by the highest five-year average compensation. Compensation is defined as base salary and annual incentive compensation, and excludes any deferred incentive payments.

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

2025 Pension Benefits

Name	Plan Name	Number of Years Credited Service (1)	Present Value (2) of Accumulated Benefits
Andrew S. Howell	Pentegra DB	35.50	$3,258,000
	DB/BEP	35.50	13,135,000

Stephen J. Sponaugle	Pentegra DB	32.33	3,043,000
	DB/BEP	32.33	3,039,000

Roger B. Batsel	Pentegra DB	10.92	309,000
	DB/BEP	10.92	231,000

Daniel A. Tully	Pentegra DB	18.42	381,000
	DB/BEP	18.42	139,000

Bridget C. Hoffman	Pentegra DB	6.58	141,000
	DB/BEP	6.58	96,000
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

Contributions will typically be allocated to accounts annually. The plan permits participants to self-direct investment elections into one or more investment funds. All returns are the market rate of the related fund. Plan benefits are paid out of an investment account established for each participant under a grantor trust. Participants must take a lump sum distribution within 10 years of their separation of service. Elections are made when the participant is first eligible and before the first restoration contribution is made on their behalf. It may be changed once, subject to IRS rules. Because the SERP is a non-qualified plan, the benefits under this plan do not receive the same tax treatment and funding protection associated with the qualified plan.

2025 Non-Qualified Deferred Compensation

Name	Registrant Contributions in Last Fiscal Year (1)	Aggregate Earnings in Last Fiscal Year (2)	Aggregate Balance at Last Fiscal Year-End (3)
Andrew S. Howell	$192,480	$69,141	$732,473
Stephen J. Sponaugle	54,401	14,805	196,591
Roger B. Batsel	16,848	4,734	49,973
Daniel A. Tully	11,132	2,544	28,299
Bridget C. Hoffman	14,879	4,438	44,544
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

Fringe Benefits and Perquisites
Executive officers are eligible to participate in the traditional fringe benefit plans made available to all other employees, including participation in the retirement plans, medical, dental and vision insurance program and group term life and standard long term disability (LTD) insurance plans, as well as short-term disability coverage and paid time off. Executives participate in our subsidized medical, dental and vision insurance and group term life and standard LTD insurance programs on the same basis and terms as all of our employees. However, executives are required to pay higher premiums for medical coverage. Certain executive officers also receive on-site parking at our expense.

During 2025, the CEO was also provided with an FHLB-owned vehicle for his business and personal use, along with the operating expenses associated with the vehicle. An executive officer's personal use of an FHLB-owned vehicle, including use for the daily commute to and from work, is reported as a taxable fringe benefit. In addition to the standard LTD insurance plan provided to all employees, Named Executive Officers may elect to receive additional LTD coverage. The premiums the FHLB pays for the additional LTD coverage are considered a taxable fringe benefit. Additionally, with prior approval, our current Travel Policy permits a guest to accompany an executive officer on authorized business trips. Executive officers are reimbursed for transportation and other related expenses associated with their guest's travel. Such reimbursements are reported as a taxable fringe benefit.

The perquisites provided to an executive officer represent a small fraction of annual compensation. During 2025, perquisites totaled $22,069 for Mr. Howell, as shown in the Summary Compensation Table. Perquisites did not individually or collectively exceed $10,000 for any other Named Executive Officers and are therefore excluded from the Summary Compensation Table.

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

Executive Change in Control Plan (Change in Control Plan). We have a Change in Control Plan that provides certain payments and benefits in the event of a qualifying termination within 24 months following a change in control. The purpose of the Change in Control Plan is to facilitate the hiring and retention of senior executives by providing them with certain protection and benefits in the event of a qualifying termination following a defined change in control. Change in control benefit payments are in lieu of, not in addition to, the severance policy payments described above. The Change in Control Plan applies to officers as designated by the Board. Current designees are the CEO, all Executive Vice Presidents, and all Senior Vice Presidents.

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
The following table presents the total amounts that would be payable to our Named Executive Officers if their employment had terminated as of December 31, 2025.

Total Potential Payment Upon Termination (1)

Separation Event	Andrew S. Howell	Stephen J. Sponaugle	Roger B. Batsel	Daniel A. Tully	Bridget C. Hoffman
Involuntary termination for Cause	$—	$—	$—	$—	$—
Voluntary resignation not due to a Change in Control or resignation without Good Reason due to a Change in Control (2)	226,269	78,956	42,242	69,231	47,450
Involuntary termination without Cause not due to a Change in Control (3)	756,269	330,956	267,242	269,231	267,450
Involuntary termination without Cause due to a Change in Control or resignation for Good Reason due to a Change in Control (4)	5,688,434	1,813,679	1,602,011	1,458,999	1,304,297
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
(4)Named Executive Officers would receive payment as follows:

Component	Andrew S. Howell	Stephen J. Sponaugle	Roger B. Batsel	Daniel A. Tully	Bridget C. Hoffman
Salary	$2,650,000	$882,000	$787,500	$700,000	$660,001
Incentive compensation	1,987,500	529,200	472,500	420,000	346,500
Other (a)	1,050,934	402,479	342,011	338,999	297,796
Total	$5,688,434	$1,813,679	$1,602,011	$1,458,999	$1,304,297
(a)    Includes accrued annual incentive compensation from the current year, accrued and unused paid time off, outplacement assistance and health care coverage.

COMPENSATION COMMITTEE REPORT

The Committee has furnished the following report for inclusion in this Annual Report on Form 10-K:
The Committee has reviewed and discussed the 2025 Compensation Discussion and Analysis set forth above with the FHLB's management. Based on such review and discussions, the Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Susan E. Collins (Chair)
Kristin H. Darby
Michael P. Pell
Jonathan D. Welty
H. McCall Wilson, Jr.

COMPENSATION OF DIRECTORS

As required by Finance Agency regulations and the FHLBank Act, we have established a formal policy governing the compensation and travel reimbursement provided to our directors. The goal of the policy is to compensate Board members for work performed. Under our policy, compensation is comprised of a maximum base fee, paid in 1/6th increments, and reimbursement for reasonable travel-related expenses. The fees are intended to compensate directors for time spent reviewing materials sent to them, preparing for meetings, participating in other business-related activities and attending the meetings of the Board and its committees.

Director compensation is subject to Finance Agency regulations that permit an FHLBank to pay its directors reasonable compensation and expenses, subject to the authority of the Finance Agency Director to object to, and to prohibit prospectively, compensation and other expenses that the Finance Agency Director determines are not reasonable.

The following table sets forth the maximum base fees, which are subject to certain attendance requirements, for 2025 and 2026:

	2025	2026
	Maximum Base Fees	Maximum Base Fees
Chair	$160,813	$160,813
Vice Chair	138,000	138,000
Audit Committee Chair	137,000	137,000
Human Resources, Compensation and Inclusion Committee Chair	135,000	135,000
Risk Committee Chair	135,000	135,000
Other Committee Chairs	130,210	130,210
Other Directors	123,000	123,000

In addition to the base fees, under the 2025 and 2026 policies, Audit Committee members other than the Audit Committee Chair, Chair or Vice Chair of the Board receive an annual fee of $5,000.

During 2025, total directors' fees and travel expenses incurred were $2,233,443 and $229,626, respectively.

With prior approval, our Travel Policy permits a guest to accompany a director on authorized business trips. We reimburse the transportation and other related expenses associated with the guest's travel, subject to certain limitations, which are reported as a taxable fringe benefit. During 2025, there were seven directors that received reimbursement for guest travel expenses. These expenses did not exceed $10,000 for any director and, therefore, are excluded from the Directors Compensation Table below.

The following table sets forth the fees earned by each director for the year ended December 31, 2025.

2025 Directors Compensation Table

Name	Fees Earned or Paid in Cash
J. Wade Berry	$135,000
Brady T. Burt	137,000
Greg W. Caudill	123,000
Susan E. Collins	128,000
Kristin H. Darby	130,210
Lewis Diaz	135,000
Roy Molitor Ford, Jr.	128,000
Danny J. Herron	135,210
Robert T. Lameier	123,000
Michael P. Pell, Vice Chair	138,000
Kathleen A. Rogers	128,000
Leslie Scott Spivey	128,000
Steven E. Stivers	123,000
Nancy E. Uridil, Chair	160,813
James J. Vance	123,000
Jonathan D. Welty	130,210
H. McCall Wilson, Jr.	128,000
Total	$2,233,443

The FHLB's non-qualified deferred compensation plan for directors allows directors to defer any portion of their fees for the year and receive market-based earnings available under or comparable to returns on certain publicly available mutual funds, including equity funds and money market funds. In the table above, "Fees Earned or Paid in Cash" does not include payouts of previously deferred director fees for prior years' service or earnings on such fees for those directors participating in the plan.

The following table summarizes the total number of board meetings and meetings of its designated committees held in 2024 and 2025.

	Number of Meetings Held
Meeting Type	2024	2025
Board Meeting	8	8
Audit Committee	11	11
Risk Committee	6	6
Business and Operations Committee	5	5
Governance	7	6
Housing and Community Development Committee	4	5
Human Resources, Compensation and Inclusion Committee	5	6

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Committee is charged with responsibility for the FHLB's compensation policies and programs. None of the 2025 or 2026 Committee members are or previously were officers or employees of the FHLB. Additionally, none of the FHLB's executive officers served or serve on the board of directors or the compensation committee of any entity whose executive officers served on the Committee or Board of Directors. This Committee was and is composed of the following members:

2025	2026
Lewis Diaz (Chair)	Susan E. Collins (Chair)
Susan E. Collins	Kristin H. Darby
Robert T. Lameier	Michael P. Pell
Kathleen A. Rogers	Jonathan D. Welty
Nancy E. Uridil	H. McCall Wilson, Jr.

PAY RATIO

As required by the Dodd-Frank Act, information about the 2025 total compensation for our median employee and the President and CEO, Mr. Howell, is as follows:

▪the median of the annual total compensation of all of our employees (other than the CEO) was $164,960; and
▪the annual total compensation of the CEO, as reported in the Summary Compensation Table, was $4,014,718.

Based on this information, for 2025, the ratio of the annual total compensation of the CEO to the median of the annual total compensation of all employees was 24 to 1.

The median employee was identified in 2024. To identify the median employee, we compared the compensation of all full-time and part-time employees who were employed as of December 15, 2024. We annualized the compensation of employees who were hired in 2024 but did not work for us the entire fiscal year. This compensation measure, which was consistently applied to all employees, included base salary, overtime pay and incentive compensation that was all payable in cash.
The median employee's compensation for 2025 includes base salary, incentive compensation, matching contributions to the qualified defined contribution plan, and the value of such employee’s pension benefits (if applicable). The value of the pension benefits represents only the change in the actuarial present value of accumulated pension benefits, which is primarily dependent on changes in interest rates, years of benefit service and salary. With respect to the annual total compensation of the CEO, we used the amount reported in the “Total” column of our 2025 Summary Compensation Table.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We have one class of capital stock, Class B Stock, all of which is owned by our current and former member institutions. Individuals, including directors and officers of the FHLB, are not permitted to own our capital stock. Therefore, we have no equity compensation plans.

The following table lists institutions holding five percent or more of outstanding capital stock at February 28, 2026 and includes any known affiliates that are members of the FHLB:

(Dollars in thousands)
		Capital	Percent of Total	Number
Name	Address	Stock	Capital Stock	of Shares
JPMorgan Chase Bank, N.A.	1111 Polaris Parkway Columbus, OH 43240	$789,042	17%	7,890,424
U.S. Bank, N.A.	425 Walnut Street Cincinnati, OH 45202	685,349	14	6,853,485
The Huntington National Bank	41 South High Street Columbus, OH 43215	392,797	8	3,927,968
Keybank, N.A.	127 Public Square Cleveland, OH 44114	248,658	5	2,486,575
Third Federal Savings and Loan Association	7007 Broadway Avenue Cleveland, OH 44105	244,233	5	2,442,327

The following table lists capital stock outstanding as of February 28, 2026 held by member institutions that have an officer or director who serves as a director of the FHLB:

(Dollars in thousands)
		Capital	Percent of Total
Name	Address	Stock	Capital Stock
Western & Southern Financial Group (1)	400 Broadway Street Cincinnati, OH 45202	$266,363	5.6%
The Park National Bank	50 North Third Street Newark, OH 43055	10,408	0.2
Farmers Bank & Trust Company	201 South Main Street Marion, KY 42064	2,797	0.1
The Bank of Fayette County	1265 Highway 57 E Collierville, TN 38017	2,568	0.1
First State Bank	19230 State Route 136 Winchester, OH 45697	1,544	0.0
Hometown Bank of Corbin, Inc.	P.O. Box 1323 Corbin, KY 40701	1,050	0.0
Commercial Bank & Trust Company	101 North Poplar Paris, TN 38242	871	0.0
Ohio Capital Finance Corporation	671 South High Street, Suite 600 Columbus, OH 43206	403	0.0
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

Our capital stock is not permitted to be publicly traded and is not listed on any stock exchange. Therefore, we are not governed by stock exchange rules relating to director independence. If we were so governed, arguably none of our industry directors, who are elected by our members, would be deemed independent because all are directors and/or officers of members that do business with us. Messrs. Diaz, Herron, Spivey and Stivers and Mses. Collins and Darby, our six non-industry directors, have no material transactions, relationships or arrangements with the FHLB other than in their capacity as directors. Therefore, our Board of Directors has determined that each of them is independent under the independence standards of the New York Stock Exchange.

The Finance Agency director independence standards specify independence criteria for members of our Audit Committee. Under these criteria, all of our directors serving on the Audit Committee are independent.

TRANSACTIONS WITH RELATED PERSONS

See Note 17 of the Notes to Financial Statements for information on transactions with stockholders, including information on transactions with Directors' Financial Institutions and concentrations of business, and transactions with nonmember affiliates, which information is incorporated herein by reference.

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

We believe these policies are effective in bringing to the attention of management and the Board any non-ordinary course transactions that require Board review and approval and that all such transactions since January 1, 2025 have been so reviewed and approved.

Item 14.    Principal Accountant Fees and Services.

The following table sets forth the aggregate fees billed to the FHLB for the years ended December 31, 2025 and 2024 by its independent registered public accounting firm, PwC:

	For the Years Ended
(In thousands)	December 31,
	2025	2024
Audit fees	$1,104	$1,065
Audit-related fees	100	91
Tax fees	—	—
All other fees	2	2
Total fees	$1,206	$1,158

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

The FHLB paid additional fees to PwC in the form of assessments paid to the Office of Finance. The FHLB is assessed its proportionate share of the costs of operating the Office of Finance, which includes the expenses associated with the annual audits of the combined financial statements of the FHLBanks. These assessments, which totaled $69,000 and $64,000 in 2025 and 2024, respectively, are not included in the table above.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a)Financial Statements. The following financial statements of the Federal Home Loan Bank of Cincinnati, set forth in Item 8. Financial Statements and Supplementary Data above, are filed as a part of this registration statement.

Report of Independent Registered Public Accounting Firm (PCAOB ID 238)
Statements of Condition as of December 31, 2025 and 2024
Statements of Income for the years ended December 31, 2025, 2024 and 2023
Statements of Comprehensive Income for the years ended December 31, 2025, 2024 and 2023
Statements of Capital for the years ended December 31, 2025, 2024 and 2023
Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023
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
Form 10-K, filed March 16, 2017

10.5	Joint Capital Enhancement Agreement, as amended on August 5, 2011, by and among each of the Federal Home Loan Banks	Form 8-K, filed August 5, 2011

10.6 (2)	Incentive Compensation Plan as of January 1, 2024	Form 10-Q, filed August 8, 2024

10.7 (2)	Incentive Compensation Plan as of January 1, 2025	Form 8-K, filed April 22, 2025

10.8 (2)	Incentive Compensation Plan as of January 1, 2026	Filed Herewith

10.9 (2)	Federal Home Loan Bank of Cincinnati Benefit Equalization Plan (December 2008 Restatement)	Form 10-K, filed March 18, 2010

10.10 (2)	First Amendment to the Federal Home Loan Bank of Cincinnati Benefit Equalization Plan (December 2008 Restatement)	Form 10-K, filed March 18, 2010

10.11	Form of indemnification agreement between the Federal Home Loan Bank and each of its directors and executive officers (used from January 1, 2017 to November 4, 2018)	Form 10-K, filed March 16, 2017

10.12	Form of indemnification agreement between the Federal Home Loan Bank and each of its directors and executive officers (used after November 5, 2018)	Form 10-K, filed March 21, 2019

10.13 (2)	Federal Home Loan Bank of Cincinnati Executive Change in Control Severance Plan	Form 10-Q, filed November 9, 2017

10.14 (2)	Federal Home Loan Bank of Cincinnati Supplemental Executive Retirement Plan	Form 10-K, filed March 21, 2024

19	Insider Trading Policy	Form 10-K, filed March 20, 2025

24	Power of Attorney (included in Signature Page)	Filed Herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	Filed Herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	Filed Herewith

32	Section 1350 Certifications	Furnished Herewith

99.1	Audit Committee Letter	Furnished Herewith

99.2	Audit Committee Charter	Furnished Herewith

101.INS	XBRL Instance Document	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document	Filed Herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed Herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed Herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed Herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed Herewith

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed Herewith
(1)Numbers coincide with Item 601 of Regulation S-K.
(2)Indicates management compensation plan or arrangement.

Item 16.    Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 19th day of March 2026.

FEDERAL HOME LOAN BANK OF CINCINNATI
(Registrant)

By:	/s/ Andrew S. Howell
Andrew S. Howell
President and Chief Executive Officer

SIGNATURES AND POWER OF ATTORNEY

We, the undersigned directors of the Federal Home Loan Bank of Cincinnati, hereby appoint Andrew S. Howell and Stephen J. Sponaugle, or either of them, our true and lawful attorneys and agents to do any and all acts and things in our names and on our behalves, in our capacities indicated below, which said attorneys and agents, or either of them, may deem necessary or advisable to enable said registrant to comply with the Securities Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2025, including, without limitation, power and authority to sign for us, or any of us, in our names in the capacities indicated below, the Report and any and all amendments to the Report, and we hereby ratify and confirm all that said attorneys and agents, or each of them, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of the 19th day of March 2026.

Signatures	Title

/s/ Andrew S. Howell	President and Chief Executive Officer
Andrew S. Howell	(principal executive officer)

/s/ Stephen J. Sponaugle	Executive Vice President, Chief Financial Officer
Stephen J. Sponaugle	(principal financial officer)

/s/ J. Christopher Bates	Senior Vice President, Chief Accounting Officer
J. Christopher Bates	(principal accounting officer)

/s/ Timothy E. Barnes	Director
Timothy E. Barnes

/s/ J. Wade Berry	Director
J. Wade Berry

/s/ Brady T. Burt	Director
Brady T. Burt

/s/ Susan E. Collins	Director
Susan E. Collins

/s/ Kristin H. Darby	Director
Kristin H. Darby

/s/ Lewis Diaz	Director (Vice Chair)
Lewis Diaz, Vice Chair

/s/ Roy Molitor Ford, Jr.	Director
Roy Molitor Ford, Jr.

/s/ Danny J. Herron	Director
Danny J. Herron

/s/ Michael P. Pell	Director (Chair)
Michael P. Pell, Chair

/s/ Leslie Scott Spivey	Director
Leslie Scott Spivey

/s/ Steven E. Stivers	Director
Steven E. Stivers

/s/ James J. Vance	Director
James J. Vance

/s/ Jonathan D. Welty	Director
Jonathan D. Welty

/s/ H. McCall Wilson, Jr.	Director
H. McCall Wilson, Jr.