Form 10-Q
period 2026-03-31
Federal Home Loan Bank of Cincinnati
filed 2026-05-07
CIK 1326771

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
(513) 852-7500
Registrant's telephone number, including area code

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
☐ Yes   ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding as of April 30, 2026
Class B Stock, par value $100 per share, including stock classified as mandatorily redeemable	58,791,473

Page 1 of	55

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CONDITION
(Unaudited)

(In thousands, except par value)

	March 31, 2026	December 31, 2025
ASSETS
Cash and due from banks	$4,954	$5,475
Interest-bearing deposits	2,415,015	2,400,058
Securities purchased under agreements to resell	4,450,000	6,450,000
Federal funds sold	12,407,000	12,537,000
Investment securities:
Trading securities (includes $330,001 and $0 pledged as collateral that may be repledged)	2,704,313	2,762,546
Available-for-sale securities (amortized cost of $11,430,979 and $10,923,707 and includes $586,148 and $882,240 pledged as collateral that may be repledged)	11,439,051	10,931,017
Held-to-maturity securities (fair value of $14,566,740 and $14,890,555)	14,695,354	14,997,943
Total investment securities	28,838,718	28,691,506
Advances (includes $302,569 and $306,308 at fair value under fair value option)	78,587,557	70,143,012
Mortgage loans held for portfolio, net of allowance for credit losses of $338 and $349	9,045,556	8,679,903
Accrued interest receivable	424,379	417,602
Derivative assets	6,802	33,080
Other assets, net	49,284	47,414
TOTAL ASSETS	$136,229,265	$129,405,050
LIABILITIES
Deposits	$1,101,627	$1,060,511
Consolidated Obligations:
Discount Notes (includes $23,728,993 and $16,735,705 at fair value under fair value option)	36,972,331	31,145,280
Bonds (includes $12,132,815 and $13,271,087 at fair value under fair value option)	89,914,036	89,629,438
Total Consolidated Obligations	126,886,367	120,774,718
Mandatorily redeemable capital stock	99,551	20,044
Accrued interest payable	401,289	406,216
Affordable Housing Program payable	198,791	191,384
Derivative liabilities	23,017	119
Other liabilities	521,189	411,993
Total liabilities	129,231,831	122,864,985
Commitments and contingencies (Note 11)
CAPITAL
Capital stock Class B putable ($100 par value); issued and outstanding shares: 49,837 and 45,388	4,983,694	4,538,796
Retained earnings:
Unrestricted	1,055,865	1,064,388
Restricted	950,433	930,341
Total retained earnings	2,006,298	1,994,729
Accumulated other comprehensive income (loss)	7,442	6,540
Total capital	6,997,434	6,540,065
TOTAL LIABILITIES AND CAPITAL	$136,229,265	$129,405,050

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF INCOME
(Unaudited)

(In thousands)	Three Months Ended March 31,
	2026	2025
INTEREST INCOME:
Advances	$736,493	$931,011
Prepayment fees on Advances, net	1,766	119
Interest-bearing deposits	22,071	27,034
Securities purchased under agreements to resell	33,642	32,304
Federal funds sold	142,162	137,934
Investment securities:
Trading securities	28,547	28,914
Available-for-sale securities	115,363	113,111
Held-to-maturity securities	156,495	180,976
Total investment securities	300,405	323,001
Mortgage loans held for portfolio	85,561	63,597
Loans to other FHLBanks	—	30
Total interest income	1,322,100	1,515,030
INTEREST EXPENSE:
Consolidated Obligations:
Discount Notes	300,110	229,838
Bonds	854,187	1,087,204
Total Consolidated Obligations	1,154,297	1,317,042
Deposits	8,319	9,494
Loans from other FHLBanks	—	126
Mandatorily redeemable capital stock	1,612	525
Total interest expense	1,164,228	1,327,187
NET INTEREST INCOME	157,872	187,843
NON-INTEREST INCOME (LOSS):
Net gains (losses) on trading securities	(23,233)	47,524
Net gains (losses) on sales of available-for-sale securities	1,094	—
Net gains (losses) on financial instruments held under fair value option	11,286	4,708
Net gains (losses) on derivatives	2,985	(43,072)
Other, net	8,263	7,929
Total non-interest income (loss)	395	17,089
NON-INTEREST EXPENSE:
Compensation and benefits	15,812	15,639
Other operating expenses	10,443	10,590
Voluntary housing and community investment	13,164	11,498
Finance Agency	2,392	2,817
Office of Finance	2,560	1,874
Other	2,099	1,230
Total non-interest expense	46,470	43,648
INCOME BEFORE ASSESSMENTS	111,797	161,284
Affordable Housing Program assessments	11,341	16,181
NET INCOME	$100,456	$145,103
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

(In thousands)	Three Months Ended March 31,
	2026	2025
Net income	$100,456	$145,103
Other comprehensive income (loss) adjustments:
Net unrealized gains (losses) on available-for-sale securities	1,856	(238)
Reclassification adjustment for net realized (gains) losses on sale of available-for-sale securities included in net income	(1,094)	—
Pension and postretirement benefits	140	77
Total other comprehensive income (loss) adjustments	902	(161)
Comprehensive income (loss)	$101,358	$144,942

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CAPITAL
(Unaudited)

(In thousands)	Capital Stock Class B - Putable		Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Par Value	Unrestricted	Restricted	Total		Capital
BALANCE, DECEMBER 31, 2024	49,358	$4,935,775	$1,023,841	$815,335	$1,839,176	$(38,206)	$6,736,745
Comprehensive income (loss)			116,083	29,020	145,103	(161)	144,942
Proceeds from issuance of capital stock	10,648	1,064,771					1,064,771
Repurchase of capital stock	(9,283)	(928,242)					(928,242)
Net stock reclassified to mandatorily redeemable capital stock	(373)	(37,255)					(37,255)
Cash dividends on capital stock			(104,604)		(104,604)		(104,604)
BALANCE, MARCH 31, 2025	50,350	$5,035,049	$1,035,320	$844,355	$1,879,675	$(38,367)	$6,876,357

BALANCE, DECEMBER 31, 2025	45,388	$4,538,796	$1,064,388	$930,341	$1,994,729	$6,540	$6,540,065
Comprehensive income (loss)			80,364	20,092	100,456	902	101,358
Proceeds from issuance of capital stock	20,934	2,093,430					2,093,430
Repurchase of capital stock	(15,467)	(1,546,709)					(1,546,709)
Net stock reclassified to mandatorily redeemable capital stock	(1,018)	(101,823)					(101,823)
Cash dividends on capital stock			(88,887)		(88,887)		(88,887)
BALANCE, MARCH 31, 2026	49,837	$4,983,694	$1,055,865	$950,433	$2,006,298	$7,442	$6,997,434

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CASH FLOWS
(Unaudited)

(In thousands)	Three Months Ended March 31,
	2026	2025
OPERATING ACTIVITIES:
Net income	$100,456	$145,103
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization/(accretion)	(15,518)	(68,622)
Net change in derivative and hedging activities	221,347	(308,706)
Net change in fair value adjustments on trading securities	23,233	(47,524)
Net realized (gains) losses from sales of available-for-sale securities	(1,094)	—
Net change in fair value adjustments on financial instruments held under fair value option	(11,286)	(4,708)
Other adjustments, net	230	(915)
Net change in:
Accrued interest receivable	(6,780)	(13,131)
Other assets	(164)	3,671
Accrued interest payable	(19,321)	(36,172)
Other liabilities	15,834	19,887
Total adjustments	206,481	(456,220)
Net cash provided by (used in) operating activities	306,937	(311,117)

INVESTING ACTIVITIES:
Net change in:
Interest-bearing deposits	(16,547)	(89,498)
Securities purchased under agreements to resell	2,000,000	3,467,912
Federal funds sold	130,000	(4,655,000)
Trading securities:
Proceeds from maturities and paydowns	35,000	1
Available-for-sale securities:
Proceeds from maturities and paydowns	67,000	—
Proceeds from sales	855,658	—
Purchases	(1,442,559)	(548,498)
Held-to-maturity securities:
Proceeds from maturities and paydowns	664,998	603,796
Purchases	(300,441)	(795,767)
Advances, net	(8,559,687)	1,371,743
Mortgage loans held for portfolio:
Principal collected	285,663	144,888
Purchases	(659,970)	(201,544)
Premises, software, and equipment, net	(2,958)	(986)
Net cash provided by (used in) investing activities	(6,943,843)	(702,953)

The accompanying notes are an integral part of these financial statements.

(continued from previous page)
FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)	Three Months Ended March 31,
	2026	2025
FINANCING ACTIVITIES:
Net change in deposits	$25,537	$(141,297)
Net proceeds from issuance of Consolidated Obligations:
Discount Notes	51,129,167	33,715,662
Bonds	32,718,193	38,229,356
Payments for maturing and retiring Consolidated Obligations:
Discount Notes	(45,270,780)	(36,175,442)
Bonds	(32,401,250)	(34,638,500)
Proceeds from issuance of capital stock	2,093,430	1,064,771
Payments for repurchase of capital stock	(1,546,709)	(928,242)
Payments for repurchase/redemption of mandatorily redeemable capital stock	(22,316)	(15,506)
Cash dividends paid	(88,887)	(104,604)
Net cash provided by (used in) financing activities	6,636,385	1,006,198
Net increase (decrease) in cash and due from banks	(521)	(7,872)
Cash and due from banks at beginning of the period	5,475	28,276
Cash and due from banks at end of the period	$4,954	$20,404
Supplemental Disclosures:
Interest paid	$1,194,824	$1,414,854

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

Note 1 - Basis of Presentation

The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The interim financial statements presented are unaudited, but they include all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations, and cash flows for such periods. These financial statements do not include all disclosures associated with annual financial statements and accordingly should be read in conjunction with the audited financial statements and notes included in the FHLB's Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (SEC) on March 19, 2026. Results for the three months ended March 31, 2026 are not necessarily indicative of operating results for the full year.

Subsequent Events. The FHLB has evaluated subsequent events for potential recognition or disclosure through the issuance of these financial statements and believes there have been no material subsequent events requiring additional disclosure or recognition in these financial statements.

Note 2 - Recently Issued and Adopted Accounting Guidance

There have been no material changes to the recently issued and adopted accounting guidance from those discussed in the FHLB's 2025 Annual Report on Form 10-K.

Note 3 - Investment Securities

Trading Securities

Table 3.1 - Trading Securities by Major Security Types (in thousands)

Fair Value	March 31, 2026	December 31, 2025
Non-mortgage-backed securities (non-MBS):
U.S. Treasury obligations	$1,274,977	$1,287,474
GSE obligations	1,429,336	1,475,072
Total non-MBS	2,704,313	2,762,546
Total	$2,704,313	$2,762,546

Table 3.2 - Net Gains (Losses) on Trading Securities (in thousands)

	Three Months Ended March 31,
	2026	2025
Net unrealized gains (losses) on trading securities held at period end	$(23,239)	$47,524
Net gains (losses) on trading securities sold/matured during the period	6	—
Net gains (losses) on trading securities	$(23,233)	$47,524

Available-for-Sale Securities

Table 3.3 - Available-for-Sale Securities by Major Security Types (in thousands)

	March 31, 2026
	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-MBS:
U.S. Treasury obligations	$5,887,344	$5,656	$(686)	$5,892,314
GSE obligations	45,413	466	—	45,879
Total non-MBS	5,932,757	6,122	(686)	5,938,193
MBS:
GSE multifamily	5,498,222	22,370	(19,734)	5,500,858
Total MBS	5,498,222	22,370	(19,734)	5,500,858
Total	$11,430,979	$28,492	$(20,420)	$11,439,051

	December 31, 2025
	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-MBS:
U.S. Treasury obligations	$5,742,622	$8,704	$—	$5,751,326
GSE obligations	112,452	648	—	113,100
Total non-MBS	5,855,074	9,352	—	5,864,426
MBS:
GSE multifamily	5,068,633	18,514	(20,556)	5,066,591
Total MBS	5,068,633	18,514	(20,556)	5,066,591
Total	$10,923,707	$27,866	$(20,556)	$10,931,017
(1)Amortized cost of available-for-sale securities includes adjustments made to the cost basis of an investment for accretion, amortization, and/or fair value hedge accounting adjustments, and excludes accrued interest receivable of (in thousands) $50,262 and $34,274 at March 31, 2026 and December 31, 2025, respectively.

Table 3.4 - Available-for-Sale Securities in a Continuous Gross Unrealized Loss Position (in thousands)

	March 31, 2026
	Less than 12 Months		12 Months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Non-MBS:
U.S. Treasury obligations	$755,309	$(686)	$—	$—	$755,309	$(686)
Total non-MBS	755,309	(686)	—	—	755,309	(686)
MBS:
GSE multifamily MBS	916,357	(3,248)	950,242	(16,486)	1,866,599	(19,734)
Total MBS	916,357	(3,248)	950,242	(16,486)	1,866,599	(19,734)
Total	$1,671,666	$(3,934)	$950,242	$(16,486)	$2,621,908	$(20,420)

	December 31, 2025
	Less than 12 Months		12 Months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
MBS:
GSE multifamily MBS	$370,313	$(1,239)	$1,481,983	$(19,317)	$1,852,296	$(20,556)
Total MBS	370,313	(1,239)	1,481,983	(19,317)	1,852,296	(20,556)
Total	$370,313	$(1,239)	$1,481,983	$(19,317)	$1,852,296	$(20,556)

Table 3.5 - Available-for-Sale Securities by Contractual Maturity (in thousands)

	March 31, 2026		December 31, 2025
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-MBS:
Due in 1 year or less	$—	$—	$66,846	$66,896
Due after 1 year through 5 years	5,417,648	5,422,464	5,777,936	5,786,982
Due after 5 years through 10 years	515,109	515,729	10,292	10,548
Total non-MBS	5,932,757	5,938,193	5,855,074	5,864,426
MBS (1)	5,498,222	5,500,858	5,068,633	5,066,591
Total	$11,430,979	$11,439,051	$10,923,707	$10,931,017
(1)MBS are not presented by contractual maturity because their expected maturities will likely differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 3.6 - Interest Rate Payment Terms of Available-for-Sale Securities (in thousands)

	March 31, 2026	December 31, 2025
Amortized cost of non-MBS:
Fixed-rate	$5,932,757	$5,855,074
Total amortized cost of non-MBS	5,932,757	5,855,074
Amortized cost of MBS:
Fixed-rate	5,498,222	5,068,633
Total amortized cost of MBS	5,498,222	5,068,633
Total	$11,430,979	$10,923,707

Realized Gains and Losses. During the three months ended March 31, 2026, for strategic and economic reasons, the FHLB sold a portion of available-for-sale securities. These securities had an amortized cost (determined by the specific identification method) of (in thousands) $854,564. During the three months ended March 31, 2026, proceeds from the sales totaled (in thousands) $855,658, resulting in realized gains (losses) of (in thousands) $1,094. The FHLB had no sales of securities out of its available-for-sale portfolio during the three months ended March 31, 2025.

Held-to-Maturity Securities

Table 3.7 - Held-to-Maturity Securities by Major Security Types (in thousands)

	March 31, 2026
	Amortized Cost (1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
Non-MBS:
U.S. Treasury obligations	$50,438	$—	$(16)	$50,422
Total non-MBS	50,438	—	(16)	50,422
MBS:
U.S. obligation single-family	867,875	—	(108,312)	759,563
GSE single-family	3,716,334	42,612	(38,598)	3,720,348
GSE multifamily	10,060,707	1,232	(25,532)	10,036,407
Total MBS	14,644,916	43,844	(172,442)	14,516,318
Total	$14,695,354	$43,844	$(172,458)	$14,566,740

	December 31, 2025
	Amortized Cost (1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
Non-MBS:
U.S. Treasury obligations	$50,877	$12	$—	$50,889
Total non-MBS	50,877	12	—	50,889
MBS:
U.S. obligation single-family	891,971	—	(102,484)	789,487
GSE single-family	3,883,201	55,263	(35,791)	3,902,673
GSE multifamily	10,171,894	1,904	(26,292)	10,147,506
Total MBS	14,947,066	57,167	(164,567)	14,839,666
Total	$14,997,943	$57,179	$(164,567)	$14,890,555

(1)Carrying value equals amortized cost. Amortized cost of held-to-maturity securities includes adjustments made to the cost basis of an investment for accretion and amortization and excludes accrued interest receivable of (in thousands) $44,166 and $48,266 at March 31, 2026 and December 31, 2025, respectively.

Table 3.8 - Held-to-Maturity Securities by Contractual Maturity (in thousands)

	March 31, 2026		December 31, 2025
Year of Maturity	Amortized Cost (1)	Fair Value	Amortized Cost (1)	Fair Value
Non-MBS:
Due in 1 year or less	$50,438	$50,422	$50,877	$50,889
Total non-MBS	50,438	50,422	50,877	50,889
MBS (2)	14,644,916	14,516,318	14,947,066	14,839,666
Total	$14,695,354	$14,566,740	$14,997,943	$14,890,555
(1)Carrying value equals amortized cost.
(2)MBS are not presented by contractual maturity because their expected maturities will likely differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 3.9 - Interest Rate Payment Terms of Held-to-Maturity Securities (in thousands)

	March 31, 2026	December 31, 2025
Amortized cost of non-MBS:
Fixed-rate	$50,438	$50,877
Total amortized cost of non-MBS	50,438	50,877
Amortized cost of MBS:
Fixed-rate	4,477,865	4,665,615
Variable-rate	10,167,051	10,281,451
Total amortized cost of MBS	14,644,916	14,947,066
Total	$14,695,354	$14,997,943

For the three months ended March 31, 2026, and 2025, the FHLB did not sell any held-to-maturity securities.

Allowance for Credit Losses on Available-for-Sale and Held-to-Maturity Securities

The FHLB’s available-for-sale and held-to-maturity securities are U.S. Treasury obligations, GSE obligations, and MBS issued by Fannie Mae, Freddie Mac and Ginnie Mae that are backed by single-family or multifamily mortgage loans. As of March 31, 2026 and December 31, 2025, the FHLB had no allowance for credit loss on any available-for-sale or held-to-maturity securities. For information on the FHLB's methodology and evaluation of credit losses on its available-for-sale and held-to-maturity investment securities, see Note 4 - Investments in the FHLB's 2025 Annual Report on Form 10-K.

Note 4 - Advances

The following table presents Advance redemptions by contractual maturity, including index-amortizing Advances, which are presented according to their predetermined amortization schedules.

Table 4.1 - Advances by Redemption Term (dollars in thousands)

	March 31, 2026		December 31, 2025
Redemption Term	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Overdrawn demand deposit accounts	$30,250	3.83%	$—	—%
Due in 1 year or less	44,874,886	4.12	35,994,143	4.30
Due after 1 year through 2 years	24,519,178	3.89	23,683,097	4.00
Due after 2 years through 3 years	7,052,388	4.08	8,138,697	4.17
Due after 3 years through 4 years	1,162,415	2.75	671,141	3.59
Due after 4 years through 5 years	342,264	3.06	913,893	2.33
Thereafter	682,336	3.16	703,059	3.14
Total principal amount	78,663,717	4.01	70,104,030	4.14
Commitment fees	(59)		(60)
Discounts	(6,580)		(6,979)
Fair value hedging adjustments	(72,548)		42,255
Fair value option valuation adjustments and accrued interest	3,027		3,766
Total (1)	$78,587,557		$70,143,012
(1)Carrying values exclude accrued interest receivable of (in thousands) $255,333 and $263,741 at March 31, 2026 and December 31, 2025, respectively.

The FHLB offers certain fixed- and variable-rate Advances to members that may be prepaid on specified dates (call dates) without incurring prepayment or termination fees (callable Advances). Other Advances may only be prepaid subject to a prepayment fee paid to the FHLB that makes the FHLB financially indifferent to the prepayment of the Advance.

Table 4.2 - Advances by Redemption Term or Next Call Date (in thousands)

Redemption Term or Next Call Date	March 31, 2026	December 31, 2025
Overdrawn demand deposit accounts	$30,250	$—
Due in 1 year or less	47,929,111	42,551,368
Due after 1 year through 2 years	25,504,254	21,173,673
Due after 2 years through 3 years	3,043,718	4,121,527
Due after 3 years through 4 years	1,142,234	650,960
Due after 4 years through 5 years	331,814	903,443
Thereafter	682,336	703,059
Total principal amount	$78,663,717	$70,104,030

The FHLB also offers putable Advances. With a putable Advance, the FHLB effectively purchases put options from the member that allows the FHLB to terminate the Advance at predetermined dates. The FHLB normally would exercise its put option when interest rates increase relative to contractual rates.

Table 4.3 - Advances by Redemption Term or Next Put Date for Putable Advances (in thousands)

Redemption Term or Next Put Date	March 31, 2026	December 31, 2025
Overdrawn demand deposit accounts	$30,250	$—
Due in 1 year or less	45,422,886	36,552,143
Due after 1 year through 2 years	24,453,178	23,612,097
Due after 2 years through 3 years	6,972,388	8,058,697
Due after 3 years through 4 years	1,147,415	656,141
Due after 4 years through 5 years	325,264	896,893
Thereafter	312,336	328,059
Total principal amount	$78,663,717	$70,104,030

Table 4.4 - Advances by Interest Rate Payment Terms (in thousands)

	March 31, 2026	December 31, 2025
Total fixed-rate (1)	$45,430,306	$42,339,322
Total variable-rate (1)	33,233,411	27,764,708
Total principal amount	$78,663,717	$70,104,030
(1)Payment terms based on current interest rate terms, which reflect any option exercises or rate conversions that have occurred subsequent to the related Advance issuance.

Credit Risk Exposure

The FHLB considers each borrower's ability to repay, payment status, as well as the types and amount of collateral pledged to be the primary indicators of credit quality for its credit products. At March 31, 2026 and December 31, 2025, the FHLB did not have any Advances that were past due, in non-accrual status or considered impaired.

Based upon the collateral held as security, its credit extension and collateral policies and the repayment history on Advances, the FHLB did not expect any credit losses on Advances as of March 31, 2026 and, therefore, no allowance for credit losses on Advances was recorded. For the same reasons, the FHLB did not record any allowance for credit losses on Advances at December 31, 2025. For additional information on the FHLB's credit risk management practices, borrower eligibility, and collateral requirements for Advances, see Note 5 - Advances in the FHLB's 2025 Annual Report on Form 10-K.

Advance Concentrations

Table 4.5 - Borrowers Holding Five Percent or more of Total Advances, Including Any Known Subsidiaries that are Members of the FHLB (dollars in millions)

March 31, 2026			December 31, 2025
	Principal	% of Total Principal Amount of Advances		Principal	% of Total Principal Amount of Advances
JPMorgan Chase Bank, N.A.	$16,500	21%	JPMorgan Chase Bank, N.A.	$16,500	24%
U.S. Bank, N.A.	10,500	13	U.S. Bank, N.A.	13,000	19
The Huntington National Bank	8,656	11	The Huntington National Bank	5,506	8
Keybank, N.A.	6,058	8	Third Federal Savings and Loan Association	4,774	7
Third Federal Savings and Loan Association	5,128	7	Total	$39,780	58%
Western-Southern Life Assurance Co.	3,958	5
Total	$50,800	65%

Note 5 - Mortgage Loans

Total mortgage loans held for portfolio represent single-family mortgage loans (secured by four or fewer residential units) under the Mortgage Purchase Program (MPP) that the FHLB's members originate, credit enhance, and then sell to the FHLB. The FHLB does not service any of these loans.

Table 5.1 - Mortgage Loans Held for Portfolio (in thousands)

	March 31, 2026	December 31, 2025
Fixed rate medium-term single-family mortgage loans (1)	$907,580	$825,729
Fixed rate long-term single-family mortgage loans (2)	7,940,098	7,664,597
Total unpaid principal balance	8,847,678	8,490,326
Premiums	200,185	190,618
Discounts	(9,620)	(9,826)
Hedging basis adjustments (3)	7,651	9,134
Total mortgage loans held for portfolio (4)	9,045,894	8,680,252
Allowance for credit losses on mortgage loans	(338)	(349)
Mortgage loans held for portfolio, net	$9,045,556	$8,679,903
(1)Medium-term is defined as an original term of 15 years or less.
(2)Long-term is defined as an original term of greater than 15 years up to 30 years.
(3)Represents the unamortized balance of the mortgage purchase commitments' market values at the time of settlement. The market value of the commitment is included in the basis of the mortgage loan and amortized accordingly.
(4)Excludes accrued interest receivable of (in thousands) $37,258 and $35,174 at March 31, 2026 and December 31, 2025, respectively.

Table 5.2 - Mortgage Loans Held for Portfolio by Collateral/Guarantee Type (in thousands)

	March 31, 2026	December 31, 2025
Conventional mortgage loans	$8,780,289	$8,419,761
Federal Housing Administration (FHA) mortgage loans	67,389	70,565
Total unpaid principal balance	$8,847,678	$8,490,326

Table 5.3 - Members, Including Any Known Subsidiaries that are Members of the FHLB, and Former Members Selling Five Percent or more of Total Unpaid Principal (dollars in millions)

	March 31, 2026			December 31, 2025
	Principal	% of Total		Principal	% of Total
Union Savings Bank	$1,832	21%	Union Savings Bank	$1,762	21%
FirstBank	690	8	FirstBank	676	8
Guardian Savings Bank FSB	505	6	Guardian Savings Bank FSB	477	6
First Financial Bank	492	6	First Financial Bank	465	5
Fifth Third Bank	488	6	LCNB National Bank	439	5

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

Table 5.4 - Credit Quality Indicator of Conventional Mortgage Loans (in thousands)

	March 31, 2026
	Origination Year
Payment status, at amortized cost:	Prior to 2022	2022 to March 31, 2026	Total
Past due 30-59 days	$19,863	$12,177	$32,040
Past due 60-89 days	6,262	1,998	8,260
Past due 90 days or more	8,447	2,188	10,635
Total past due mortgage loans	34,572	16,363	50,935
Current mortgage loans	4,869,909	4,057,243	8,927,152
Total conventional mortgage loans	$4,904,481	$4,073,606	$8,978,087

	December 31, 2025
	Origination Year
Payment status, at amortized cost:	Prior to 2021	2021 to 2025	Total
Past due 30-59 days	$20,156	$17,284	$37,440
Past due 60-89 days	3,158	3,245	6,403
Past due 90 days or more	6,506	3,157	9,663
Total past due mortgage loans	29,820	23,686	53,506
Current mortgage loans	3,559,569	4,996,168	8,555,737
Total conventional mortgage loans	$3,589,389	$5,019,854	$8,609,243

Seriously delinquent loans comprise all loans that are 90 days or more past due or in the process of foreclosure. The percentages of seriously delinquent conventional mortgage loans to total conventional mortgage loans were 0.12% and 0.11% at March 31, 2026 and December 31, 2025, respectively.

Allowance for Credit Losses. At March 31, 2026 and December 31, 2025 the FHLB's allowance for credit losses on its conventional mortgage loans held for portfolio was (in thousands) $338 and $349, respectively. For additional information on the FHLB's methodology to determine current expected credit losses, see Note 6 - Mortgage Loans in the FHLB's 2025 Annual Report on Form 10-K.

Note 6 - Derivatives and Hedging Activities

The following table summarizes the notional amount and fair value of derivative instruments and total derivative assets and liabilities. For purposes of this disclosure, the derivative values include the fair value of derivatives and the related accrued interest.

Table 6.1 - Fair Value of Derivative Instruments (in thousands)

	March 31, 2026
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as fair value hedging instruments:
Interest rate swaps	$42,123,782	$10,280	$40,411
Derivatives not designated as hedging instruments:
Interest rate swaps	38,975,484	56,383	11,125
Interest rate swaptions	1,135,000	8,669	—
Forward rate agreements	55,000	—	88
Mortgage delivery commitments	154,728	114	744
Total derivatives not designated as hedging instruments	40,320,212	65,166	11,957
Total derivatives before adjustments	$82,443,994	75,446	52,368
Netting adjustments and cash collateral (1)		(68,644)	(29,351)
Total derivative assets and total derivative liabilities		$6,802	$23,017

	December 31, 2025
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as fair value hedging instruments:
Interest rate swaps	$42,152,501	$34,472	$5,140
Derivatives not designated as hedging instruments:
Interest rate swaps	32,963,956	56,532	5,032
Interest rate swaptions	1,055,000	8,198	—
Forward rate agreements	64,000	—	75
Mortgage delivery commitments	158,828	445	4
Total derivatives not designated as hedging instruments	34,241,784	65,175	5,111
Total derivatives before adjustments	$76,394,285	99,647	10,251
Netting adjustments and cash collateral (1)		(66,567)	(10,132)
Total derivative assets and total derivative liabilities		$33,080	$119

(1)Amounts represent the application of the netting requirements that allow the FHLB to settle positive and negative positions, and also cash collateral, including accrued interest, held or placed by the FHLB with the same clearing agent and/or counterparty. Cash collateral posted, including accrued interest, was (in thousands) $4,884 and $3,301 at March 31, 2026 and December 31, 2025, respectively. Cash collateral received, including accrued interest, was (in thousands) $44,177 and $59,736 at March 31, 2026 and December 31, 2025, respectively.

Table 6.2 - Impact of Fair Value Hedging Relationships on Net Interest Income (in thousands)

	Three Months Ended March 31, 2026
	Advances	Available-for-Sale Securities	Consolidated Bonds
Total interest income (expense) recorded in the Statements of Income	$736,493	$115,363	$(854,187)
Impact of Fair Value Hedging Relationships
Interest rate swaps:
Net interest settlements	$(8,852)	$39,960	$2,794
Gain (loss) on derivatives	112,359	48,007	(10,719)
Gain (loss) on hedged items	(113,210)	(49,374)	10,425
Price alignment amount (1)	64	(3,801)	(76)
Effect on net interest income	$(9,639)	$34,792	$2,424

	Three Months Ended March 31, 2025
	Advances	Available-for-Sale Securities	Consolidated Bonds
Total interest income (expense) recorded in the Statements of Income	$931,011	$113,111	$(1,087,204)
Impact of Fair Value Hedging Relationships
Interest rate swaps:
Net interest settlements	$37,472	$59,724	$(1,904)
Gain (loss) on derivatives	(169,788)	(185,879)	12,107
Gain (loss) on hedged items	170,134	188,042	(12,443)
Price alignment amount (1)	(1,826)	(8,416)	(62)
Effect on net interest income	$35,992	$53,471	$(2,302)

(1)    This amount is for derivatives for which variation margin is characterized as a daily settled contract.

Table 6.3 - Cumulative Basis Adjustments for Fair Value Hedges (in thousands)

	March 31, 2026
	Advances	Available-for-Sale Securities	Consolidated Bonds
Amortized cost of hedged asset or liability (1)	$27,573,838	$11,395,505	$2,738,697
Fair value hedging adjustments
Basis adjustments for active hedging relationships included in amortized cost	$(72,742)	$(363,877)	$1,398
Basis adjustments for discontinued hedging relationships included in amortized cost	194	(9,185)	—
Total amount of fair value hedging basis adjustments	$(72,548)	$(373,062)	$1,398

	December 31, 2025
	Advances	Available-for-Sale Securities	Consolidated Bonds
Amortized cost of hedged asset or liability (1)	$28,290,525	$10,889,338	$2,665,107
Fair value hedging adjustments
Basis adjustments for active hedging relationships included in amortized cost	$42,044	$(354,395)	$11,823
Basis adjustments for discontinued hedging relationships included in amortized cost	211	(8,745)	—
Total amount of fair value hedging basis adjustments	$42,255	$(363,140)	$11,823
(1)    Includes only the portion of amortized cost representing the hedged items in active or discontinued fair value hedging relationships. Amortized cost includes fair value hedging adjustments.

Table 6.4 - Net Gains (Losses) Recorded in Non-interest Income (Loss) on Derivatives Not Designated as Hedging Instruments (in thousands)

	Three Months Ended March 31,
	2026	2025
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	$(474)	$(50,051)
Interest rate swaptions	(561)	(3,990)
Forward rate agreements	1,121	—
Net interest settlements	5,236	10,995
Mortgage delivery commitments	(2,100)	924
Total net gains (losses) related to derivatives not designated as hedging instruments	3,222	(42,122)
Price alignment amount (1)	(237)	(950)
Net gains (losses) on derivatives	$2,985	$(43,072)
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

Table 6.5 - Offsetting of Derivative Assets and Derivative Liabilities (in thousands)

	March 31, 2026
	Derivative Instruments Meeting Netting Requirements				Non-cash Collateral Not Offset
	Gross Recognized Amount	Gross Amount of Netting Adjustments and Cash Collateral	Derivative Instruments Not Meeting Netting Requirements (1)	Total Derivative Assets and Total Derivative Liabilities	Can Be Sold or Repledged	Net Amount (2)
Derivative Assets:
Uncleared	$56,527	$(49,839)	$114	$6,802	$—	$6,802
Cleared	18,805	(18,805)	—	—	—	—
Total				$6,802		$6,802
Derivative Liabilities:
Uncleared	$12,856	$(10,546)	$744	$3,054	$—	$3,054
Cleared	38,768	(18,805)	—	19,963	19,963	—
Total				$23,017		$3,054

	December 31, 2025
	Derivative Instruments Meeting Netting Requirements				Non-cash Collateral Not Offset
	Gross Recognized Amount	Gross Amount of Netting Adjustments and Cash Collateral	Derivative Instruments Not Meeting Netting Requirements (1)	Total Derivative Assets and Total Derivative Liabilities	Can Be Sold or Repledged	Net Amount (2)(3)
Derivative Assets:
Uncleared	$72,774	$(65,454)	$445	$7,765	$287	$7,478
Cleared	26,428	(1,113)	—	25,315	—	25,315
Total				$33,080		$32,793
Derivative Liabilities:
Uncleared	$9,134	$(9,019)	$4	$119	$—	$119
Cleared	1,113	(1,113)	—	—	—	—
Total				$119		$119
(1)    Includes mortgage delivery commitments that are not subject to an enforceable netting agreement.
(2)    Any over-collateralization at the individual clearing agent and/or counterparty level is not included in the determination of the net amount. At March 31, 2026 and December 31, 2025, the FHLB had additional net credit exposure of (in thousands) $896,186 and $882,240, respectively, due to instances where the FHLB's non-cash collateral to a counterparty exceeded the FHLB's net derivative position.
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

Note 7- Consolidated Obligations

Consolidated Obligations consist of Consolidated Bonds and Discount Notes. The 11 FHLBanks have joint and several liability for the par amount of all Consolidated Obligations issued on their behalves. The par amount of the outstanding Consolidated Obligations for all of the FHLBanks was (in billions) $1,204.4 and $1,151.8 at March 31, 2026 and December 31, 2025, respectively.

Table 7.1 - Consolidated Discount Notes Outstanding (dollars in thousands)

	Carrying Value	Principal Amount	Weighted Average Interest Rate (1)
March 31, 2026	$36,972,331	$37,222,539	3.59%
December 31, 2025	$31,145,280	$31,316,867	3.74%
(1)Represents an implied rate without consideration of concessions.

Table 7.2 - Consolidated Bonds Outstanding by Original Contractual Maturity (dollars in thousands)

	March 31, 2026		December 31, 2025
Year of Original Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$60,920,000	3.63%	$61,028,000	3.72%
Due after 1 year through 2 years	16,947,500	3.61	16,778,250	3.64
Due after 2 years through 3 years	1,731,500	3.75	1,770,000	3.50
Due after 3 years through 4 years	1,503,500	3.97	1,215,500	4.01
Due after 4 years through 5 years	2,519,000	3.83	2,254,000	3.88
Thereafter	6,203,640	4.47	6,461,140	4.47
Total principal amount	89,825,140	3.70	89,506,890	3.77
Premiums	40,165		41,195
Discounts	(30,482)		(31,557)
Fair value hedging adjustments	1,398		11,823
Fair value option valuation adjustment and accrued interest	77,815		101,087
Total	$89,914,036		$89,629,438

Table 7.3 - Consolidated Bonds Outstanding by Call Features (in thousands)

	March 31, 2026	December 31, 2025
Principal Amount of Consolidated Bonds:
Non-callable	$65,683,140	$63,340,640
Callable	24,142,000	26,166,250
Total principal amount	$89,825,140	$89,506,890

Table 7.4 - Consolidated Bonds Outstanding by Original Contractual Maturity or Next Call Date (in thousands)

Year of Original Contractual Maturity or Next Call Date	March 31, 2026	December 31, 2025
Due in 1 year or less	$75,912,000	$75,696,250
Due after 1 year through 2 years	7,053,000	7,086,000
Due after 2 years through 3 years	1,982,500	1,845,500
Due after 3 years through 4 years	1,003,000	931,500
Due after 4 years through 5 years	1,128,500	936,500
Thereafter	2,746,140	3,011,140
Total principal amount	$89,825,140	$89,506,890

Table 7.5 - Consolidated Bonds by Interest-rate Payment Type (in thousands)

	March 31, 2026	December 31, 2025
Principal Amount of Consolidated Bonds:
Fixed-rate	$28,252,140	$29,068,390
Variable-rate	61,573,000	60,438,500
Total principal amount	$89,825,140	$89,506,890

Note 8 - Capital

Table 8.1 - Capital Requirements (dollars in thousands)

	March 31, 2026		December 31, 2025
	Minimum Requirement	Actual	Minimum Requirement	Actual
Risk-based capital	$1,059,842	$7,089,543	$1,014,502	$6,553,569
Capital-to-assets ratio (regulatory)	4.00%	5.20%	4.00%	5.06%
Regulatory capital	$5,449,171	$7,089,543	$5,176,202	$6,553,569
Leverage capital-to-assets ratio (regulatory)	5.00%	7.81%	5.00%	7.60%
Leverage capital	$6,811,463	$10,634,315	$6,470,253	$9,830,354

Table 8.2 - Rollforward of Mandatorily Redeemable Capital Stock (in thousands)

Balance, December 31, 2025	$20,044
Capital stock subject to mandatory redemption reclassified from equity	101,823
Repurchase/redemption of mandatorily redeemable capital stock	(22,316)
Balance, March 31, 2026	$99,551

Table 8.3 - Mandatorily Redeemable Capital Stock by Contractual Year of Redemption (in thousands)

Contractual Year of Redemption	March 31, 2026	December 31, 2025
Year 1	$3,959	$3,765
Year 2	429	485
Year 3	841	1,263
Year 4	6,738	37
Year 5	83,269	9,946
Past contractual redemption date due to remaining activity (1)	4,315	4,548
Total	$99,551	$20,044
(1)Represents mandatorily redeemable capital stock that is past the end of the contractual redemption period because there is activity outstanding to which the mandatorily redeemable capital stock relates.

Note 9 - Accumulated Other Comprehensive Income (Loss)

Table 9.1 - Accumulated Other Comprehensive Income (Loss) (in thousands)

	Net unrealized gains (losses) on available-for-sale securities	Pension and postretirement benefits	Total accumulated other comprehensive income (loss)
BALANCE, DECEMBER 31, 2024	$(39,174)	$968	$(38,206)
Other comprehensive income before reclassification:
Net unrealized gains (losses)	(238)	—	(238)
Net actuarial gains (losses)	—	174	174
Reclassifications from other comprehensive income (loss) to net income:
Amortization - pension and postretirement benefits (1)	—	(97)	(97)
Net current period other comprehensive income (loss)	(238)	77	(161)
BALANCE, MARCH 31, 2025	$(39,412)	$1,045	$(38,367)

BALANCE, DECEMBER 31, 2025	$7,310	$(770)	$6,540
Other comprehensive income before reclassification:
Net unrealized gains (losses)	1,856	—	1,856
Net actuarial gains (losses)	—	230	230
Reclassifications from other comprehensive income (loss) to net income:
Net realized (gains) losses from sale of available-for-sale securities	(1,094)	—	(1,094)
Amortization - pension and postretirement benefits (1)	—	(90)	(90)
Net current period other comprehensive income (loss)	762	140	902
BALANCE, MARCH 31, 2026	$8,072	$(630)	$7,442
(1)Included in Non-Interest Expense - Other in the Statements of Income.

Note 10 - Fair Value Disclosures

Fair Value Summary.
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

Table 10.1 - Fair Value Summary of Financial Instruments (in thousands)

	March 31, 2026
		Fair Value
Financial Instruments	Carrying Value (1)	Total	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral (2)
Assets:
Cash and due from banks	$4,954	$4,954	$4,954	$—	$—	$—
Interest-bearing deposits	2,415,015	2,415,015	—	2,415,015	—	—
Securities purchased under agreements to resell	4,450,000	4,450,000	—	4,450,000	—	—
Federal funds sold	12,407,000	12,407,000	—	12,407,000	—	—
Trading securities	2,704,313	2,704,313	—	2,704,313	—	—
Available-for-sale securities	11,439,051	11,439,051	—	11,439,051	—	—
Held-to-maturity securities	14,695,354	14,566,740	—	14,566,740	—	—
Advances (3)	78,587,557	78,661,990	—	78,661,990	—	—
Mortgage loans held for portfolio	9,045,556	8,494,153	—	8,483,245	10,908	—
Accrued interest receivable	424,379	424,379	—	424,379	—	—
Derivative assets	6,802	6,802	—	75,446	—	(68,644)
Liabilities:
Deposits	1,101,627	1,101,626	—	1,101,626	—	—
Consolidated Obligations:
Discount Notes (4)	36,972,331	36,970,417	—	36,970,417	—	—
Bonds (5)	89,914,036	89,582,705	—	89,582,705	—	—
Mandatorily redeemable capital stock	99,551	99,551	99,551	—	—	—
Accrued interest payable	401,289	401,289	—	401,289	—	—
Derivative liabilities	23,017	23,017	—	52,368	—	(29,351)
(1)For certain financial instruments, the amounts represent net carrying value, which include an allowance for credit losses.
(2)Amounts represent the application of the netting requirements that allow the FHLB to settle positive and negative positions and also cash collateral and related accrued interest held or placed by the FHLB with the same counterparty.
(3)Includes (in thousands) $302,569 of Advances recorded under the fair value option at March 31, 2026.
(4)Includes (in thousands) $23,728,993 of Consolidated Obligation Discount Notes recorded under the fair value option at March 31, 2026.
(5)Includes (in thousands) $12,132,815 of Consolidated Obligation Bonds recorded under the fair value option at March 31, 2026.

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

Fair Value Measurements.

Table 10.2 - Fair Value Measurements of Financial Instruments Recorded on a Recurring Basis (in thousands)

	Fair Value Measurements at March 31, 2026
	Total	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral (1)
Recurring fair value measurements - Assets
Trading securities:
U.S. Treasury obligations	$1,274,977	$—	$1,274,977	$—	$—
GSE obligations	1,429,336	—	1,429,336	—	—
Total trading securities	2,704,313	—	2,704,313	—	—
Available-for-sale securities:
U.S. Treasury obligations	5,892,314	—	5,892,314	—	—
GSE obligations	45,879	—	45,879	—	—
GSE multifamily MBS	5,500,858	—	5,500,858	—	—
Total available-for-sale securities	11,439,051	—	11,439,051	—	—
Advances	302,569	—	302,569	—	—
Derivative assets:
Interest rate related	6,688	—	75,332	—	(68,644)
Forward rate agreements	—	—	—	—	—
Mortgage delivery commitments	114	—	114	—	—
Total derivative assets	6,802	—	75,446	—	(68,644)
Total assets at fair value	$14,452,735	$—	$14,521,379	$—	$(68,644)

Recurring fair value measurements - Liabilities
Consolidated Obligations:
Discount Notes	$23,728,993	$—	$23,728,993	$—	$—
Bonds	12,132,815	—	12,132,815	—	—
Total Consolidated Obligations	35,861,808	—	35,861,808	—	—
Derivative liabilities:
Interest rate related	20,363	—	51,536	—	(31,173)
Forward rate agreements	1,910	—	88	—	1,822
Mortgage delivery commitments	744	—	744	—	—
Total derivative liabilities	23,017	—	52,368	—	(29,351)
Total liabilities at fair value	$35,884,825	$—	$35,914,176	$—	$(29,351)
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

Fair Value Option. The FHLB has elected the fair value option for certain financial instruments to mitigate the potential income statement volatility that can arise from economic hedging relationships in which the carrying value of the hedged item is not adjusted for changes in fair value. The interest income and interest expense on Advances and Consolidated Obligations carried at fair value are recognized based solely on the contractual amount of interest due or unpaid. Any transaction fees or costs are immediately recognized into other non-interest income or other non-interest expense. For Consolidated Obligations recorded under the fair value option, the FHLB determined none of the remaining changes in fair value were related to instrument-specific credit risk for the three months ended March 31, 2026 or 2025.

Table 10.3 – Fair Value Option - Financial Assets and Liabilities (in thousands)

	Three Months Ended March 31,
Net Gains (Losses) from Changes in Fair Value Recognized in Earnings	2026	2025
Advances	$(750)	$2,347
Consolidated Discount Notes	3,179	4,653
Consolidated Bonds	8,857	(2,292)
Net gains (losses) on financial instruments held under fair value option	$11,286	$4,708

Table 10.4 – Fair Value Option - Aggregate Unpaid Balance and Aggregate Fair Value (in thousands)

	March 31, 2026			December 31, 2025
	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Aggregate Fair Value Over/(Under) Aggregate Unpaid Principal Balance	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Aggregate Fair Value Over/(Under) Aggregate Unpaid Principal Balance
Advances	$299,542	$302,569	$3,027	$302,542	$306,308	$3,766
Consolidated Discount Notes	23,923,894	23,728,993	(194,901)	16,824,366	16,735,705	(88,661)
Consolidated Bonds	12,055,000	12,132,815	77,815	13,170,000	13,271,087	101,087

Note 11 - Commitments and Contingencies

Off-Balance Sheet Commitments. The FHLB has deemed it unnecessary to record any liabilities for credit losses on its off-balance sheet commitments at March 31, 2026 and December 31, 2025, based on its credit extension and collateral policies.

Table 11.1 - Off-Balance Sheet Commitments (in thousands)

	March 31, 2026			December 31, 2025
Notional Amount	Expire within one year	Expire after one year	Total	Expire within one year	Expire after one year	Total
Letters of Credit	$43,956,016	$643,477	$44,599,493	$43,992,717	$2,539,728	$46,532,445
Commitments to purchase mortgage loans	154,728	—	154,728	158,828	—	158,828
Unsettled Consolidated Bonds, principal amount (1)	199,000	—	199,000	87,000	—	87,000
Unsettled Consolidated Discount Notes, principal amount (1)	750,000	—	750,000	250,000	—	250,000
(1)Expiration is based on settlement period rather than underlying contractual maturity of Consolidated Obligations.

Note 12 - Transactions with Other FHLBanks

The FHLB notes transactions with other FHLBanks on the face of its financial statements. Occasionally, the FHLB loans short-term funds to and borrows short-term funds from other FHLBanks. These loans and borrowings are transacted at current market rates when traded. There were no such loans or borrowings outstanding at March 31, 2026, or December 31, 2025.

Table 12.1 - Lending and Borrowing Between the FHLB and Other FHLBanks (in thousands)

	Average Daily Balances for the Three Months Ended March 31,
	2026	2025
Loans to other FHLBanks	$—	$2,778
Borrowings from other FHLBanks	—	11,667

In addition, from time to time, one FHLBank may transfer to another FHLBank the Consolidated Obligations (at current market rates on the day when the transfer is traded) for which the transferring FHLBank was originally the primary obligor but upon transfer the assuming FHLBank becomes the primary obligor. There were no Consolidated Obligations transferred to the FHLB during the three months ended March 31, 2026, or 2025. The FHLB had no Consolidated Obligations transferred to other FHLBanks during these periods.

Note 13 - Transactions with Stockholders

Transactions with Directors' Financial Institutions. In the ordinary course of its business, the FHLB provides products and services to members whose officers or directors serve as directors of the FHLB (Directors' Financial Institutions). Finance Agency regulations require that transactions with Directors' Financial Institutions be made on the same terms as those with any other member. The FHLB had no MBS or derivatives transactions with Directors' Financial Institutions at March 31, 2026 or December 31, 2025.

Table 13.1 - Transactions with Directors' Financial Institutions (dollars in millions)

	March 31, 2026		December 31, 2025
	Balance	% of Total (1)	Balance	% of Total (1)
Advances	$5,317	6.8%	$5,685	8.1%
MPP	23	0.3	400	4.7
Regulatory capital stock	306	6.0	405	8.9
(1)Percentage of total principal (Advances), unpaid principal balance (MPP), and regulatory capital stock.

The following table shows regulatory capital stock balances, outstanding Advance principal balances, and unpaid principal balances of mortgage loans held for portfolio of stockholders holding five percent or more of regulatory capital stock and includes any known subsidiaries that are members of the FHLB.

Table 13.2 - Stockholders Holding Five Percent or more of Regulatory Capital Stock (dollars in millions)

	Regulatory Capital Stock		Advance	MPP Unpaid
March 31, 2026	Balance	% of Total	Principal	Principal Balance
JPMorgan Chase Bank, N.A.	$991	19%	$16,500	$—
U.S. Bank, N.A.	684	13	10,500	4
The Huntington National Bank	424	8	8,656	412
Keybank, N.A.	300	6	6,058	—

	Regulatory Capital Stock		Advance	MPP Unpaid
December 31, 2025	Balance	% of Total	Principal	Principal Balance
JPMorgan Chase Bank, N.A.	$934	20%	$16,500	$—
U.S. Bank, N.A.	637	14	13,000	4
The Huntington National Bank	282	6	5,506	410
Third Federal Savings and Loan Association	234	5	4,774	18

Nonmember Housing Associates. The FHLB has relationships with three nonmember housing associates, the Kentucky Housing Corporation, the Ohio Housing Finance Agency and the Tennessee Housing Development Agency. The nature of these relationships is twofold: one as an approved borrower from the FHLB and one in which the FHLB may invest in the purchase of these nonmembers' bonds. The Ohio Housing Finance Agency had borrowings of (in thousands) $56,550 during the three months ended March 31, 2026. The FHLB had no investments in the Ohio Housing Finance Agency at March 31, 2026. Additionally, the FHLB had no investments in or borrowings to the Kentucky Housing Corporation or the Tennessee Housing Development Agency at March 31, 2026. The FHLB had no investments in or borrowings to any of these nonmember housing associates at December 31, 2025.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

This report contains forward-looking statements that describe the objectives, expectations, estimates, and assessments of the Federal Home Loan Bank of Cincinnati (the FHLB). These statements use words such as “anticipates,” “expects,” “believes,” “could,” “estimates,” “may,” “should,” “will,” their negatives, or other variations of these terms. By their nature, forward-looking statements relate to matters involving risks or uncertainties, including the risk factors set forth in Part I, Item 1A. "Risk Factors" in our 2025 Annual Report on Form 10-K, some of which we may not be able to know, control, or completely manage. Actual future results could differ materially from those expressed or implied in forward-looking statements or could affect the extent to which we are able to realize an objective, expectation, estimate, or assessment. These risks and uncertainties include, among others, the following:

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

These forward-looking statements are representative only as of the date they are made, and except to the extent required by law, we expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any changes in our expectations or change in events, conditions, circumstances on which any statement is based.

EXECUTIVE OVERVIEW

During the first three months of 2026, we delivered on our dual mission of providing access to ongoing liquidity funding to member financial institutions to support housing finance, affordable housing and community investment. We maintained strong profitability, which enabled us to bolster capital adequacy by increasing retained earnings, to pay a competitive dividend rate to stockholders, and to make meaningful contributions to affordable housing. We exceeded all minimum regulatory capital and liquidity requirements, and we were able to fund operations through the issuance of Consolidated Obligations at acceptable interest costs. Additionally, overall residual credit risk exposure from our Credit Services, mortgage loan portfolio, investments, and derivative transactions remained de minimis. Likewise, our market risk measures continued to be within our risk appetite.

Mission Assets and Activities

Primary Mission Assets (i.e., principal balances of Advances and mortgage loans held for portfolio) and Supplemental Mission Activities (i.e., Letters of Credit and Mandatory Delivery Contracts) are the principal business activities by which we fulfill our mission with direct connections to members and what we refer to as Mission Assets and Activities. We regularly monitor our level of Mission Assets and Activities. One measure we use to assess mission achievement is our Primary Mission Asset ratio, which measures the sum of average Advances and mortgage loans as a percentage of average Consolidated Obligations (adjusted for certain high-quality liquid assets, as permitted by regulation). In the first three months of 2026, the Primary Mission Asset ratio averaged 70 percent, in line with the Finance Agency's preferred ratio of 70 percent. In assessing overall mission achievement, we also consider supplemental sources of Mission Assets and Activities, the most significant of which is Letters of Credit issued for the benefit of members.

The following table summarizes our Mission Assets and Activities.

	Ending Balances			Average Balances
	March 31,		December 31,	Three Months Ended March 31,		Year Ended December 31,
(In millions)	2026	2025	2025	2026	2025	2025
Primary Mission Assets (1):
Advances	$78,664	$78,173	$70,104	$74,102	$79,327	$79,082
Mortgage loans held for portfolio	8,848	7,143	8,490	8,666	7,114	7,554
Total Primary Mission Assets	$87,512	$85,316	$78,594	$82,768	$86,441	$86,636

Supplemental Mission Activities (2):
Letters of Credit (notional)	$44,599	$45,664	$46,532	$45,870	$47,596	$46,389
Mandatory Delivery Contracts (notional)	155	95	159	212	73	207
Total Supplemental Mission Activities	$44,754	$45,759	$46,691	$46,082	$47,669	$46,596
(1)Amounts represent principal balances.
(2)Amounts represent off-balance sheet commitments.

Advance principal balances at March 31, 2026 increased $8.6 billion (12 percent) from year-end 2025 primarily driven by increases in Advance borrowings from a few large-asset members. However, average principal Advance balances for the first three months of 2026 decreased $5.2 billion (seven percent) compared to the same period of 2025 as the modest reductions in Advance borrowings from a few large-asset members at year-end 2025 persisted throughout most of the first quarter of 2026.

A key benefit of membership comes from our business model as a wholesale lender GSE, which provides members a reliable and flexible source of funding in order to support their housing finance and asset-liability management needs. As such, Advance balances are often volatile given our members' ability to quickly, normally on the same day, increase or decrease the amount of their Advances. Our business model is designed to support significant changes in asset levels without having to undergo material changes in staffing, operations, risk practices, or general resource needs. A key reason for this scalability is that our Capital Plan provides for additional capital when Advances grow and the opportunity for us to retire capital when Advances decline, thereby acting to preserve competitive profitability.

Mortgage Purchase Program (MPP) principal balances increased $0.4 billion (four percent) from the year-end 2025 balance. During the first three months of 2026, we purchased $0.7 billion of mortgage loans, while principal reductions were $0.3 billion. The higher MPP purchases reflected market conditions that supported members' greater utilization of the program. Principal reductions in the first three months of 2026 were limited due in large part to the elevated mortgage rate environment keeping mortgage refinance activity low.

Letters of Credit decreased $1.9 billion (four percent) from year-end 2025. Letters of Credit balances are primarily used by members to secure public unit deposits. We normally earn fees on Letters of Credit based on the actual average amount of the Letters utilized, which generally is less than the notional amount issued.

Affordable Housing and Community Investment

In addition to providing readily-available, competitively-priced sources of funds to members, one of our core missions is to support affordable housing and community investment. We are statutorily required to set aside a portion of our profits to support affordable housing each year. These funds assist members in serving very low-, low-, and moderate-income households and community economic development. Our net income for the first three months of 2026 resulted in a statutory assessment of $12 million to the Affordable Housing Program (AHP) pool of funds available to members in 2027.

Beyond the statutory AHP assessment, the Board of Directors may elect to make voluntary contributions to the AHP or other housing and community investment activities. In 2026, we are committed to making voluntary contributions of $34 million, representing five percent of our 2025 earnings, to various voluntary housing and community investment programs. In the first three months of 2026, we partially fulfilled our commitment by contributing $12 million to our various voluntary housing and community investment programs. These contributions are recorded in non-interest expense on the Statements of Income, which reduces net income before assessments, and, in turn, reduces the statutory AHP assessment each year. As such, in 2026, we are committed to making supplemental voluntary contributions to the AHP of approximately $4 million to make the total AHP contributions equal to what the statutory AHP assessment would have been in the absence of these effects. Through the first three months of 2026, we made $1 million in supplemental voluntary AHP contributions.

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

	Three Months Ended March 31,		Year Ended December 31,
(Dollars in millions)	2026	2025	2025
Net income	$100	$145	$575
Return on average equity (ROE)	6.08%	8.76%	8.45%
Return on average assets	0.30	0.44	0.42
Weighted average dividend rate	7.50	9.00	8.62
Dividend payout ratio (1)	88.5	72.1	72.9
Average Secured Overnight Financing Rate (SOFR)	3.66	4.33	4.24
ROE spread to average SOFR	2.42	4.43	4.21
Dividend rate spread to average SOFR	3.84	4.67	4.38
(1)Dividend payout ratio is dividends declared in the period as a percentage of net income.

Our profitability was strong in the first three months of 2026, which enabled us to pay a competitive return to stockholders, make meaningful contributions to support affordable housing and community investment and strengthen capital by increasing retained earnings. Net income decreased $45 million in the first three months of 2026 compared to the same period of 2025. The decrease in net income reflected the combined impact of net losses on derivatives and related financial instruments carried at fair value in the first three months of 2026 compared to net gains in the same period of 2025, lower average interest rates, which decreased the earnings generated from investing capital in interest-earning assets, and lower spreads earned on mortgage loans held for portfolio.

We strive to provide a competitive return on members' capital investment in our company through quarterly dividend payments. In March 2026, we paid stockholders a quarterly dividend at a 7.50 percent annualized rate on their capital investment in our company, which was 3.84 percentage points above the first quarter average SOFR. After we paid our dividends, retained earnings totaled $2.0 billion on March 31, 2026, an increase of one percent from year-end 2025. We believe the amount of retained earnings is sufficient to protect against members' impairment risk of their capital stock investment in the FHLB and to provide the opportunity to stabilize future dividends.

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

	Quarter 1 2026		Year 2025		Quarter 1 2025
	Ending	Average	Ending	Average	Ending	Average
Federal funds effective	3.64%	3.64%	3.64%	4.21%	4.33%	4.33%
SOFR	3.68	3.66	3.87	4.24	4.41	4.33
2-year U.S. Treasury	3.80	3.58	3.48	3.82	3.89	4.16
10-year U.S. Treasury	4.32	4.19	4.17	4.29	4.21	4.46
15-year mortgage current coupon (1)	4.72	4.45	4.40	4.74	4.76	4.97
30-year mortgage current coupon (1)	5.38	5.06	5.04	5.48	5.51	5.71

(1)     Current coupon rate of par uniform mortgage-backed securities (UMBS) indications.

Average overnight rates were approximately 70 basis points lower in the first three months of 2026 compared to the same period of 2025 due to several rate cuts by the Federal Reserve in the second half of 2025. Our earnings from capital decreased $12 million in the first three months of 2026 compared to the same period of 2025 because of the lower average short-term rates.

During the first three months of 2026 and throughout 2025, the market risk exposure to changing interest rates was low and within policy limits. We believe that longer-term profitability will be competitive, unless interest rates were to increase significantly for a sustained period of time.

Legislative and Regulatory Developments

For the quarterly period ended March 31, 2026 and through the date of this report, there were no significant legislative or regulatory actions and developments not previously disclosed.

ANALYSIS OF FINANCIAL CONDITION

Credit Services

Credit Activity and Advance Composition
The table below shows trends in Advance balances by major programs and in the notional amount of Letters of Credit.

(Dollars in millions)	March 31, 2026		December 31, 2025
	Balance	Percent(1)	Balance	Percent(1)
Adjustable/Variable-Rate Indexed:
SOFR	$25,680	33%	$26,112	37%
Other	7,523	9	1,653	3
Total	33,203	42	27,765	40
Fixed-Rate:
Repurchase based (REPO)	8,621	11	6,060	9
Regular Fixed-Rate	34,596	44	33,188	47
Putable (2)	618	1	623	1
Amortizing/Mortgage Matched	773	1	799	1
Other	823	1	1,669	2
Total	45,431	58	42,339	60
Other Advances	30	—	—	—
Total Advances Principal	$78,664	100%	$70,104	100%

Letters of Credit (notional) (3)	$44,599		$46,532
(1)As a percentage of total Advances principal.
(2)Excludes Putable Advances where the related put options have expired or where the Advance is indexed to a variable-rate. These Advances are classified based on their current terms.
(3)Represents the amount of an off-balance sheet commitment.

The Advance principal balance as of March 31, 2026 increased $8.6 billion (12 percent) compared to year-end 2025, primarily driven by increases in Advance borrowings from a few large-asset members. The future levels of Advance balances are difficult to predict and depend on many factors, including changes in the level of liquidity in the financial markets, changes in our members' deposit levels compared to loan growth and the general health of the economy.

Letters of Credit are issued on behalf of members to support certain obligations of members (or members' customers) to third-party beneficiaries. Letters of Credit decreased $1.9 billion (four percent) in the first three months of 2026. Letters of Credit usually expire without being drawn upon.

The following tables present principal balances for the five members with the largest Advance borrowings.

(Dollars in millions)
March 31, 2026			December 31, 2025
Name	Principal Amount of Advances	Percent of Total Principal Amount of Advances	Name	Principal Amount of Advances	Percent of Total Principal Amount of Advances
JPMorgan Chase Bank, N.A.	$16,500	21%	JPMorgan Chase Bank, N.A.	$16,500	24%
U.S. Bank, N.A.	10,500	13	U.S. Bank, N.A.	13,000	19
The Huntington National Bank	8,656	11	The Huntington National Bank	5,506	8
Keybank, N.A.	6,058	8	Third Federal Savings and Loan Association	4,774	7
Third Federal Savings and Loan Association	5,128	7	Protective Life Insurance Company	3,000	4
Total of Top 5	$46,842	60%	Total of Top 5	$42,780	62%

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

The table below shows principal purchases and collections of loans in the MPP for the first three months of 2026. All loans acquired in the first three months of 2026 were conventional loans.

(In millions)	MPP Principal
Balance, December 31, 2025	$8,490
Principal purchases	643
Principal collections	(285)
Balance, March 31, 2026	$8,848

We closely model and analyze the refinancing incentives of our mortgage assets (including loans in the MPP and mortgage-backed securities (MBS)) because the option for homeowners to change their principal payments normally represents the largest portion of our market risk exposure and can affect MPP balances. MPP principal paydowns in the first three months of 2026 equated to a nine percent annual constant prepayment rate, which was an increase from the seven percent rate during 2025. Mortgage prepayment activity remains low compared to historical levels because current mortgage rates are still high relative to most borrowers' existing rates.

Investments
The table below presents the ending and average balances of our investment portfolio.

	Three Months Ended		Year Ended
(In millions)	March 31, 2026		December 31, 2025
	Ending Balance	Average Balance	Ending Balance	Average Balance
Liquidity investments	$27,965	$30,532	$30,065	$28,554
MBS	20,146	20,008	20,014	20,121
Other investments (1)	—	2	—	23
Total investments	$48,111	$50,542	$50,079	$48,698
(1)The average balance includes the rights or obligations to cash collateral, which are included in the fair value of derivative assets or derivative liabilities on the Statements of Condition at period end.

Investments that are either short-term (primarily overnight), or longer-term that consist of U.S. Treasury and GSE obligations are considered liquidity investments. These investments are primarily held to help meet the funding needs of members. Longer-term liquidity investments may be pledged or sold and converted to cash. Liquidity investment levels can vary significantly on a daily basis based on changes in the amount of actual Advances, anticipated demand for Advances, regulatory liquidity requirements, the availability of acceptable net spreads, and the number of eligible counterparties that meet our unsecured credit risk criteria.

Our overarching strategy for balances of MBS is to keep holdings as close as possible to the regulatory maximum. Finance Agency regulations prohibit us from purchasing MBS if our investment in these securities exceeds three times regulatory capital on the day we intend to purchase the securities. The ratio of MBS to regulatory capital was 2.86 on March 31, 2026. The balance of MBS at March 31, 2026 consisted of $19.3 billion of securities issued by Fannie Mae or Freddie Mac (of which $10.2 billion were floating-rate securities), and $0.8 billion of securities issued by Ginnie Mae (which are fixed rate).
The table below shows principal purchases and paydowns of our MBS for the first three months of 2026.

(In millions)	MBS Principal
Balance at December 31, 2025	$20,071
Principal purchases	773
Principal paydowns	(615)
Balance at March 31, 2026	$20,229

MBS principal paydowns equated to a 12 percent annual constant prepayment rate in the first three months of 2026, the same as the rate experienced in all of 2025.

Consolidated Obligations

We generally fund variable-rate assets with Discount Notes (a portion of which may be swapped), adjustable-rate Bonds, and fixed-rate Bonds that have been swapped to a variable rate because they give us the ability to effectively match the underlying rate reset periods embedded in these assets. Total Consolidated Obligations on March 31, 2026 were $126.9 billion, an increase of $6.1 billion (five percent) compared to the balance at year-end 2025. The balances and composition of our Consolidated Obligations tend to fluctuate with changes in the balances and composition of our assets. In addition, changes in the amount and composition of our funding may be necessary from time to time to meet the days of positive liquidity and asset/liability maturity funding gap requirements discussed in the "Liquidity Risk" section of "Quantitative and Qualitative Disclosures About Risk Management."

Deposits

Total deposits with us are normally a relatively minor source of funding. Deposits with us are not insured, but are subject to statutory deposit reserve requirements. Total interest-bearing deposits on March 31, 2026 were $1.1 billion, an increase of four percent compared to year-end 2025. Interest-bearing deposits may have overnight or shorter-term maturities.

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

	Three Months Ended		Year Ended
(In millions)	March 31, 2026		December 31, 2025
	Period End	Average	Period End	Average
GAAP and Regulatory Capital
GAAP Capital Stock	$4,984	$4,651	$4,539	$4,887
Mandatorily Redeemable Capital Stock	100	90	20	25
Regulatory Capital Stock	5,084	4,741	4,559	4,912
Retained Earnings	2,006	2,031	1,995	1,960
Regulatory Capital	$7,090	$6,772	$6,554	$6,872

	Three Months Ended		Year Ended
	March 31, 2026		December 31, 2025
	Period End	Average	Period End	Average
GAAP and Regulatory Capital-to-Assets Ratio
GAAP	5.14%	5.00%	5.05%	5.00%
Regulatory (1)	5.20	5.05	5.06	5.05
(1)    At all times, the FHLB must maintain at least a four percent minimum regulatory capital-to-assets ratio.

Our business model is structured to be able to absorb sharp changes in assets because we can execute commensurate changes in liability and capital stock balances. For example, in the first three months of 2026, we issued $2.1 billion of capital stock to members primarily in support of Advance borrowings, while repurchasing $1.5 billion of excess capital stock no longer supporting Mission Assets and Activities. Excess capital stock is the amount of stock held by a member (or former member) in excess of that institution's minimum stock ownership requirement.

See the "Capital Adequacy" section in “Quantitative and Qualitative Disclosures About Risk Management” for discussion of our retained earnings.

RESULTS OF OPERATIONS

Net Interest Income

Components of Net Interest Income

The following table shows selected components of net interest income.

	Three Months Ended March 31,
(Dollars in millions)	2026		2025
	Amount	% of Earning Assets	Amount	% of Earning Assets
Components of net interest rate spread:
Net (amortization)/accretion (1) (2)	$(13)	(0.04)%	$(7)	(0.02)%
Prepayment fees on Advances, net (2)	2	0.01	—	—
Other components of net interest rate spread	101	0.30	115	0.35
Total net interest rate spread	90	0.27	108	0.33
Earnings from funding assets with interest-free capital	68	0.21	80	0.25
Total net interest income/net interest margin (3)	$158	0.48%	$188	0.58%
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

Net Amortization/Accretion (generally referred to as amortization): Net amortization can become substantial and volatile with changes in interest rates, especially for mortgage assets. For example, when mortgage rates decrease, premium amortization of mortgage assets generally increases, which reduces net interest income. Average mortgage rates were approximately 50 to 60 basis points lower in the first quarter of 2026 compared to the same period of 2025, which increased prepayment speeds slightly and accelerated premium amortization. However, mortgage rates remained at elevated levels relative to most borrowers' existing rates, keeping mortgage refinance activity low and amortization relatively modest compared to historical levels.

Other Components of Net Interest Rate Spread: The total other components of net interest rate spread decreased $14 million in the first three months of 2026 compared to the same period of 2025. The net decrease was primarily due to the factors below.

▪Lower net interest rate spreads earned on mortgage loans held for portfolio-Unfavorable: Lower spreads on mortgage loans held for portfolio decreased net interest income by an estimated $9 million. Spreads declined due to the maturity of lower-cost debt and the issuance of longer-term debt aimed at reducing market risk exposure.
▪Lower net interest rate spreads earned on Advances-Unfavorable: Lower spreads earned on Advances decreased net interest income by an estimated $8 million.
Earnings from Capital: Earnings from capital decreased $12 million in the three months ended March 31, 2026 compared to the same period of 2025 because of lower average short-term rates.

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

(Dollars in millions)	Three Months Ended			Three Months Ended
	March 31, 2026			March 31, 2025
	Average Balance	Interest	Average Rate (1)	Average Balance	Interest	Average Rate (1)
Assets:
Advances (2)	$74,133	$738	4.04%	$79,178	$931	4.77%
Mortgage loans held for portfolio (3)	8,860	86	3.92	7,266	64	3.55
Securities purchased under agreements to resell	3,707	34	3.68	2,993	32	4.38
Federal funds sold	15,637	142	3.69	12,746	138	4.39
Interest-bearing deposits in banks (4)	2,404	22	3.72	2,480	27	4.42
MBS (5)	19,996	213	4.32	19,147	228	4.83
Other investments (5)	8,777	87	4.04	8,413	95	4.58
Loans to other FHLBanks	—	—	—	3	—	4.38
Total interest-earning assets	133,514	1,322	4.01	132,226	1,515	4.65
Other assets	557			595
Total assets	$134,071			$132,821
Liabilities and Capital:
Term deposits	$129	1	3.76	$131	1	4.61
Other interest bearing deposits (4)	927	7	3.12	843	8	3.85
Discount Notes	32,921	300	3.70	21,242	230	4.39
Unswapped fixed-rate Bonds	13,335	126	3.82	11,984	92	3.12
Unswapped adjustable-rate Bonds	63,760	591	3.76	80,646	889	4.47
Swapped Bonds	15,016	137	3.71	9,796	106	4.38
Mandatorily redeemable capital stock	90	2	7.28	24	1	8.85
Other borrowings	—	—	—	12	—	4.38
Total interest-bearing liabilities	126,178	1,164	3.74	124,678	1,327	4.32
Other liabilities	1,190			1,428
Total capital	6,703			6,715
Total liabilities and capital	$134,071			$132,821

Net interest rate spread			0.27%			0.33%
Net interest income and net interest margin (6)		$158	0.48%		$188	0.58%
Average interest-earning assets to interest-bearing liabilities			105.81%			106.05%
(1)Amounts used to calculate average rates are based on dollars in thousands. Accordingly, recalculations based upon the disclosed amounts in millions may not produce the same results.
(2)Interest on Advances includes prepayment fees of $2 million for the three months ended March 31, 2026. Advance prepayment fees for the three months ended March 31, 2025 totaled less than $1 million.
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

Rates on our interest-bearing assets and liabilities generally decreased in the three months ended March 31, 2026 compared to the same period of 2025, as these assets and liabilities have repriced to the lower interest rates. However, the average rate on mortgage loans held for portfolio increased due to a higher volume of loan purchases during 2025 and the first quarter of 2026 at interest rates above the average rate of the legacy portfolio.

Volume/Rate Analysis
Changes in both average balances (volume) and interest rates influence changes in net interest income, as shown in the following table.

(In millions)	Three Months Ended March 31, 2026 over 2025
	Volume (1)(3)	Rate (2)(3)	Total
Increase (decrease) in interest income
Advances	$(57)	$(136)	$(193)
Mortgage loans held for portfolio	15	7	22
Securities purchased under agreements to resell	7	(5)	2
Federal funds sold	28	(24)	4
Interest-bearing deposits in banks	(1)	(4)	(5)
MBS	10	(25)	(15)
Other investments	4	(12)	(8)
Loans to other FHLBanks	—	—	—
Total	6	(199)	(193)
Increase (decrease) in interest expense
Term deposits	—	—	—
Other interest-bearing deposits	1	(2)	(1)
Discount Notes	111	(41)	70
Unswapped fixed-rate Bonds	11	23	34
Unswapped adjustable-rate Bonds	(169)	(129)	(298)
Swapped Bonds	49	(18)	31
Mandatorily redeemable capital stock	1	—	1
Other borrowings	—	—	—
Total	4	(167)	(163)
Increase (decrease) in net interest income	$2	$(32)	$(30)
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

(In millions)	Advances	Investment Securities	Bonds	Total
Three Months Ended March 31, 2026
Gains (losses) on designated fair value hedges	$(1)	$(1)	$(1)	$(3)
Net interest settlements included in net interest income	(9)	40	3	34
Price alignment amount (1)	—	(4)	—	(4)
Increase (decrease) to net interest income	$(10)	$35	$2	$27

Three Months Ended March 31, 2025
(Amortization)/accretion of hedging activities in net interest income	$—	$(1)	$—	$(1)
Gains (losses) on designated fair value hedges	1	2	—	3
Net interest settlements included in net interest income	37	60	(2)	95
Price alignment amount (1)	(2)	(8)	—	(10)
Increase (decrease) to net interest income	$36	$53	$(2)	$87
(1) This amount is for derivatives for which variation margin is characterized as a daily settled contract.

We primarily use derivatives to more closely match actual cash flows between assets and liabilities by synthetically converting the fixed interest rates on certain Advances, investments and Consolidated Obligations to adjustable rates tied to an eligible benchmark rate (e.g., the Federal funds effective rate or SOFR). The impact of derivatives on net interest income was less favorable in the three months ended March 31, 2026 compared to the same period of 2025, driven primarily by a decline in average short-term interest rates. These lower rates resulted in net interest settlements being paid rather than received on derivatives related to certain Advances and reduced net interest settlements received on certain investment securities. The fluctuation in net interest income from the use of derivatives was acceptable because it enabled us to lower market risk exposure.

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

(In millions)	Advances	Investment Securities	Mortgage Loans	Bonds	Discount Notes	Other	Total
Three Months Ended March 31, 2026
Net effect of derivatives and hedging activities
Gains (losses) on derivatives not receiving hedge accounting	$1	$12	$(2)	$(8)	$(5)	$—	$(2)
Net interest settlements on derivatives not receiving hedge accounting	—	4	—	—	1	—	5
Price alignment amount (1)	—	—	—	—	—	—	—
Net gains (losses) on derivatives	1	16	(2)	(8)	(4)	—	3
Gains (losses) on trading securities (2)	—	(23)	—	—	—	—	(23)
Gains (losses) on financial instruments held under fair value option (3)	(1)	—	—	9	3	—	11
Total net effect on non-interest income (loss)	$—	$(7)	$(2)	$1	$(1)	$—	$(9)

(In millions)	Advances	Investment Securities	Mortgage Loans	Bonds	Discount Notes	Other	Total
Three Months Ended March 31, 2025
Net effect of derivatives and hedging activities
Gains (losses) on derivatives not receiving hedge accounting	$(2)	$(47)	$(3)	$1	$(2)	$—	$(53)
Net interest settlements on derivatives not receiving hedge accounting	1	9	—	(1)	2	—	11
Price alignment amount (1)	—	—	—	—	—	(1)	(1)
Net gains (losses) on derivatives	(1)	(38)	(3)	—	—	(1)	(43)
Gains (losses) on trading securities (2)	—	47	—	—	—	—	47
Gains (losses) on financial instruments held under fair value option (3)	2	—	—	(2)	5	—	5
Total net effect on non-interest income (loss)	$1	$9	$(3)	$(2)	$5	$(1)	$9

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

The decrease in earnings from the net effect of derivatives and hedging activities in the three months ended March 31, 2026 compared to the same period of 2025 was primarily due to net losses on derivatives and related financial instruments carried at fair value.

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

Non-Interest Expense

Non-interest expense for the three months ended March 31, 2026 totaled $46 million, an increase of $2 million compared to the same period of 2025. Our business is designed to support significant changes in asset levels without having to undergo material changes in staffing, operations, risk practices, or overall resource needs.

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

Market Value of Equity

	Interest Rate Scenarios
(Dollars in millions)	Down 300	Down 200	Down 100	Flat Rates	Up 100	Up 200	Up 300
Average Results
2026 Year-to-Date
Market Value of Equity	$6,632	$6,687	$6,693	$6,634	$6,564	$6,518	$6,480
% Change from Flat Case	—%	0.8%	0.9%	—	(1.1)%	(1.7)%	(2.3)%
2025 Full Year
Market Value of Equity	$6,527	$6,576	$6,581	$6,528	$6,459	$6,401	$6,350
% Change from Flat Case	—%	0.7%	0.8%	—	(1.1)%	(2.0)%	(2.7)%
Month-End Results
March 31, 2026
Market Value of Equity	$6,778	$6,818	$6,814	$6,750	$6,696	$6,657	$6,622
% Change from Flat Case	0.4%	1.0%	1.0%	—	(0.8)%	(1.4)%	(1.9)%
December 31, 2025
Market Value of Equity	$6,159	$6,211	$6,220	$6,161	$6,102	$6,078	$6,064
% Change from Flat Case	—%	0.8%	1.0%	—	(1.0)%	(1.3)%	(1.6)%

Duration of Equity

	Interest Rate Scenarios
(In years)	Down 300	Down 200	Down 100	Flat Rates	Up 100	Up 200	Up 300
Average Results
2026 Year-to-Date	(1.3)	(0.5)	0.4	1.2	0.9	0.6	0.6
2025 Full Year	(0.8)	(0.4)	0.4	1.1	1.0	0.9	0.8
Month-End Results
March 31, 2026	(2.0)	(0.3)	0.6	1.0	0.7	0.6	0.6
December 31, 2025	(0.8)	(0.6)	0.4	1.3	0.6	0.3	0.2

The mortgage assets portfolio normally accounts for the majority of our market risk exposure because of prepayment volatility that we cannot completely hedge while maintaining sufficient net spreads. The overall market risk exposure to changing interest rates was well within policy limits during the periods presented. At March 31, 2026, market risk exposure to falling and rising rate shocks remained stable.

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

Capital Adequacy

Retained Earnings
We must hold sufficient capital to protect against exposure to various risks, including market, credit, and operational risks. We regularly conduct a variety of measurements and assessments for capital adequacy. At March 31, 2026, our capital management policy set forth approximately $690 million as the minimum amount of retained earnings we believe is necessary to mitigate impairment risk. Our total retained earnings were $2.0 billion on March 31, 2026, which exceeds the policy minimum.

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

	March 31, 2026	December 31, 2025
Market Value of Equity to Par Value of Regulatory Capital Stock - Base Case (Flat Rates) Scenario	133%	135%
Market Value of Equity to Par Value of Regulatory Capital Stock - Down Shock (1)	134	136
Market Value of Equity to Par Value of Regulatory Capital Stock - Up Shock (2)	131	133
(1)    Represents a down shock of 200 basis points.
(2)    Represents an up shock of 200 basis points.

A base case value below 100 percent could indicate that, in the remote event of an immediate liquidation scenario involving redemption of all capital stock, capital stock may be returned to stockholders at a value below par. This could be due to experiencing risks that lower the market value of capital and/or to having an insufficient amount of retained earnings. In the first three months of 2026, the market capitalization ratios in the scenarios presented continued to be above our policy requirements. The base case ratio at March 31, 2026 was still well above 100 percent because retained earnings were 39 percent of regulatory capital stock and we maintained stable market risk exposure.

The following table presents the market value of equity to the book value of total capital and mandatorily redeemable capital stock.

	March 31, 2026	December 31, 2025
Market Value of Equity to Book Value of Capital - Base Case (Flat Rates) Scenario (1)	95%	94%
Market Value of Equity to Book Value of Capital - Down Shock (1)(2)	96	95
Market Value of Equity to Book Value of Capital - Up Shock (1)(3)	94	93
(1)    Capital includes total capital and mandatorily redeemable capital stock.
(2)    Represents a down shock of 200 basis points.
(3)    Represents an up shock of 200 basis points.

A base-case value below 100 percent can indicate that we have realized or could realize risks (especially market risk), such that the market value of total capital owned by stockholders is below the book value of total capital. The base-case ratio at March 31, 2026 indicates that the market value of total capital is $347 million below the book value of total capital. This indicates that in a hypothetical liquidation scenario, stockholders would not receive the full sum of their total equity ownership in the FHLB.

Credit Risk

Overview
We believe our risk management practices, discussed below, minimize residual credit risk levels. At March 31, 2026, we had no loan loss reserves or impairment recorded for Credit Services, investments and derivatives and had a minimal amount of credit risk exposure in the MPP.

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

Collateral: We require each member to provide a security interest in eligible collateral before it can undertake any secured borrowing. The estimated value of pledged collateral is discounted in order to offset market, credit, and liquidity risks that may affect the collateral's realizable value in the event it must be liquidated. At March 31, 2026, total eligible pledged collateral of $535.4 billion resulted in total borrowing capacity of $394.0 billion of which $123.3 billion was used to support outstanding Advances and Letters of Credit. Borrowers often pledge collateral in excess of their collateral requirement to demonstrate access to liquidity and to have the ability to borrow additional amounts in the future. Over-collateralization by one member is not applied to another member.

MPP
Overview: The residual amount of credit risk exposure to loans in the MPP is minimal, based on the same factors described in the 2025 Annual Report on Form 10-K.

Credit Performance: The table below provides an analysis of conventional mortgage loans that are seriously delinquent or in the process of foreclosure, along with the national average serious delinquency rate.

	Conventional Loan Delinquencies
(Dollars in millions)	March 31, 2026	December 31, 2025
Serious delinquencies - unpaid principal balance (1)	$11	$10
Serious delinquency rate (2)	0.1%	0.1%
National average serious delinquency rate (3)	1.1%	1.0%
(1)Includes conventional loans that are 90 days or more past due or where the decision of foreclosure or a similar alternative such as pursuit of deed-in-lieu has been reported.
(2)Serious delinquencies expressed as a percentage of the total conventional loan portfolio.
(3)National average number of fixed-rate prime and subprime conventional loans that are 90 days or more past due or in the process of foreclosure is based on the most recent national delinquency data available. The March 31, 2026 rate is based on December 31, 2025 data.

Overall, the MPP has experienced a minimal amount of delinquencies, with serious delinquency rates continuing to be well below national averages. This further supports our view that the portfolio is comprised of high-quality, well-performing loans.

Credit Losses: Residual credit risk exposure depends on the actual and potential credit performance of the loans compared to their equity and available credit enhancements (primary mortgage insurance (PMI) and the Lender Risk Account (LRA)). The LRA is a hold back of a portion of the initial purchase price to cover potential credit losses. Our available credit enhancements at March 31, 2026 were able to cover nearly all of the estimated gross credit losses.

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

(In millions)	March 31, 2026
	Long-Term Rating
	AA	A	Total
Unsecured Liquidity Investments
Interest-bearing deposits	$—	$2,415	$2,415
Federal funds sold	3,407	9,000	12,407
Total unsecured liquidity investments	3,407	11,415	14,822
Guaranteed/Secured Liquidity Investments
Securities purchased under agreements to resell	4,450	—	4,450
U.S. Treasury obligations	7,218	—	7,218
GSE obligations	1,475	—	1,475
Total guaranteed/secured liquidity investments	13,143	—	13,143
Total liquidity investments	$16,550	$11,415	$27,965

From time to time, some counterparties used to transact our securities purchased under agreements to resell are not rated by an NRSRO because they are not issuers of debt or are otherwise not required to be rated by an NRSRO. However, each of the counterparties are considered to have the equivalent of at least an investment grade rating based on our internal ratings resulting from a fundamental credit analysis. Securities purchased under agreements to resell are secured by the following types of collateral: U.S. Treasury obligations, U.S. agency/GSE obligations, or U.S. agency/GSE MBS. At March 31, 2026, the collateral received had long-term credit ratings of AA, based on the lowest long-term credit ratings of the issuer as provided by Standard & Poor’s, Moody’s, and/or Fitch Advisory Services.

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

(In millions)	March 31, 2026
	Counterparty Rating
Domicile of Counterparty	AA	A	Total
Domestic	$400	$3,415	$3,815
U.S. subsidiaries of foreign commercial banks	—	1,000	1,000
Total domestic and U.S. subsidiaries of foreign commercial banks	400	4,415	4,815
U.S. branches and agency offices of foreign commercial banks:
Germany	—	2,300	2,300
Canada	500	1,700	2,200
Australia	1,900	—	1,900
France	—	1,200	1,200
Netherlands	—	1,000	1,000
United Kingdom	—	800	800
Finland	607	—	607
Total U.S. branches and agency offices of foreign commercial banks	3,007	7,000	10,007
Total unsecured investment credit exposure	$3,407	$11,415	$14,822

We are prohibited by Finance Agency regulation from investing in financial instruments issued by non-U.S. entities. Furthermore, we restrict a significant portion of unsecured lending to overnight maturities, which further limits credit risk exposure.

MBS:
GSE MBS
At March 31, 2026, $19.3 billion of MBS held were GSE securities issued by Fannie Mae and Freddie Mac, which provide credit safeguards by guaranteeing either timely or ultimate payments of principal and interest.

MBS Issued by Other Government Agencies
We also invest in MBS issued and guaranteed by Ginnie Mae. These investments totaled $0.8 billion at March 31, 2026. We believe that the strength of Ginnie Mae's guarantee and backing by the full faith and credit of the U.S. government is sufficient to protect us against credit losses on these securities.

Derivatives
Credit Risk Exposure: We mitigate most of the credit risk exposure resulting from derivative transactions through collateralization or use of daily settled contracts. The table below presents the lowest long-term counterparty credit ratings provided by Standard & Poor's, Moody's, and/or Fitch Advisory Services for derivative positions to which we had credit risk exposure at March 31, 2026. The ratings displayed in this table should not be taken as an indication of future ratings.

(In millions)	Total Notional	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged to (from) Counterparties	Non-cash Collateral Pledged to (from) Counterparties	Net Credit Exposure to Counterparties
Nonmember counterparties:
Asset positions with credit exposure:
Uncleared derivatives:
A-rated	$7,620	$18	$(14)	$—	$4
BBB-rated	3,022	9	(7)	—	2
Total uncleared derivatives	10,642	27	(21)	—	6
Liability positions with credit exposure:
Uncleared derivatives:
A-rated	1,220	(4)	5	—	1
Total uncleared derivatives	1,220	(4)	5	—	1
Cleared derivatives (1)	66,996	(20)	—	916	896
Total derivative positions with credit exposure to nonmember counterparties	78,858	3	(16)	916	903
Member institutions (2)	46	—	—	—	—
Total	$78,904	$3	$(16)	$916	$903
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

Liquidity Risk

Liquidity Overview
We strive to be in a liquidity position at all times to meet the borrowing needs of our members and to meet all current and future financial commitments. This objective is achieved by managing liquidity positions to maintain stable, reliable, and cost-effective sources of funds while taking into account market conditions, member demand, and the maturity profile of assets and liabilities. At March 31, 2026, our liquidity position complied with the FHLBank Act, Finance Agency regulations, and internal policies.
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

We believe our liquidity position, as well as that of the System, continued to be strong during the first three months of 2026. Our overall ability to effectively fund our operations through debt issuances remained sufficient. Investor demand for System debt was robust in the first three months of 2026, as investors continued to prefer high-quality money market instruments. We believe there is a low probability of a liquidity or funding crisis in the System that would impair our ability to participate, on a cost-effective basis, in issuances of debt, service outstanding debt, maintain adequate capitalization, or pay competitive dividends.

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

The Finance Agency establishes the expectations with respect to the maintenance of sufficient liquidity without access to the capital markets for a specified number of days, which was set as a period of between 10 to 30 calendar days in the base case. The base case generally assumes that all Advance maturities are renewed. We were in compliance with these liquidity requirements at all times during the first three months of 2026.

The Finance Agency also provides guidance related to asset/liability maturity funding gap limits. Funding gap metrics measure the difference between assets and liabilities that are scheduled to mature during a specified period of time and are expressed as a percentage of total assets. Although subject to change depending on conditions in the financial markets, the current regulatory requirement for funding gaps is between -10 percent to -20 percent for the three-month maturity horizon and is between -25 percent to -35 percent for the one-year maturity horizon. During the three months ended March 31, 2026, we operated within those limits.

To support our member deposits, we also must meet a statutory deposit reserve requirement. The sum of our investments in obligations of the United States, deposits in eligible banks or trust companies, and Advances with a final maturity not exceeding five years must equal or exceed the current amount of member deposits. The following table presents the components of this liquidity requirement.

(In millions)	March 31, 2026	December 31, 2025
Deposit Reserve Requirement
Total Eligible Deposit Reserves	$100,538	$91,989
Total Member Deposits	(1,105)	(1,064)
Excess Deposit Reserves	$99,433	$90,925

Operational Risks

There were no material developments regarding our operational risk exposure during the first three months of 2026.

CRITICAL ACCOUNTING ESTIMATES

There have been no material changes in the first three months of 2026 to our critical accounting estimates. Our critical accounting estimates are described in detail in our 2025 Annual Report on Form 10-K.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Information required by this Item is set forth under the caption “Quantitative and Qualitative Disclosures About Risk Management” in Part I, Item 2, of this Report.

Item 4.    Controls and Procedures.

DISCLOSURE CONTROLS AND PROCEDURES

The FHLB's management, including its principal executive officer and principal financial officer, evaluate the effectiveness of the FHLB's disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, these two officers each concluded that, as of March 31, 2026, the FHLB maintained effective disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that it files under the Exchange Act is (1) accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

The FHLB's management, including its principal executive officer and principal financial officer, evaluate the FHLB's internal control over financial reporting. Based upon that evaluation, these two officers each concluded that there were no changes in the FHLB's internal control over financial reporting that occurred during the quarter ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, the FHLB's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

For a discussion of our legal proceedings, see Part I, Item 3. "Legal Proceedings" in our 2025 Annual Report on Form 10-K. There have been no material changes since the filing of that report.

Item 1A.    Risk Factors.

For a discussion of our risk factors, see Part I, Item 1A. "Risk Factors" in our 2025 Annual Report on Form 10-K. There have been no material changes since the filing of that report.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

From time to time the FHLB provides Letters of Credit in the ordinary course of business to support members' obligations issued in support of unaffiliated, third-party offerings of notes, bonds or other securities. The FHLB provided $2.0 million of such credit support during the three months ended March 31, 2026. To the extent that these Letters of Credit are securities for purposes of the Securities Act of 1933, their issuance is exempt from registration pursuant to Section 3(a)(2) thereof.

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
(1)     Numbers coincide with Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 7th day of May 2026.

FEDERAL HOME LOAN BANK OF CINCINNATI
(Registrant)

By:	/s/ Andrew S. Howell
Andrew S. Howell
President and Chief Executive Officer
(principal executive officer)

By:	/s/ Stephen J. Sponaugle
Stephen J. Sponaugle
Executive Vice President - Chief Financial Officer
(principal financial officer)