Form 10-Q
period 2026-09-30
Federal Home Loan Bank of Cincinnati
filed 2026-11-10
CIK 1326771

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
☐ Yes   ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding as of October 31, 2026
Class B Stock, par value $100 per share, including stock classified as mandatorily redeemable	48,331,538

Page 1 of	55

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CONDITION
(Unaudited)

(In thousands, except par value)

	September 30, 2026	December 31, 2025
ASSETS
Cash and due from banks	$8,432	$5,475
Interest-bearing deposits	2,400,015	2,400,058
Securities purchased under agreements to resell	3,917,340	6,450,000
Federal funds sold	5,600,000	12,537,000
Investment securities:
Trading securities (includes $315,658 and $0 pledged as collateral that may be repledged)	2,719,300	2,762,546
Available-for-sale securities (amortized cost of $11,697,529 and $10,923,707 and includes $572,305 and $882,240 pledged as collateral that may be repledged)	11,704,341	10,931,017
Held-to-maturity securities (fair value of $15,687,012 and $14,890,555)	15,993,444	14,997,943
Total investment securities	30,417,085	28,691,506
Advances (includes $200,316 and $306,308 at fair value under fair value option)	71,640,069	70,143,012
Mortgage loans held for portfolio, net of allowance for credit losses of $338 and $349	9,848,882	8,679,903
Accrued interest receivable	384,176	417,602
Derivative assets	13,055	33,080
Other assets, net	54,806	47,414
TOTAL ASSETS	$124,283,860	$129,405,050
LIABILITIES
Deposits	$1,186,366	$1,060,511
Consolidated Obligations:
Discount Notes (includes $4,978,970 and $16,735,705 at fair value under fair value option)	16,208,112	31,145,280
Bonds (includes $10,096,755 and $13,271,087 at fair value under fair value option)	99,193,408	89,629,438
Total Consolidated Obligations	115,401,520	120,774,718
Mandatorily redeemable capital stock	91,001	20,044
Accrued interest payable	471,723	406,216
Affordable Housing Program payable	196,766	191,384
Derivative liabilities	5,563	119
Other liabilities	353,048	411,993
Total liabilities	117,705,987	122,864,985
Commitments and contingencies (Note 11)
CAPITAL
Capital stock Class B putable ($100 par value); issued and outstanding shares: 44,860 and 45,388	4,486,027	4,538,796
Retained earnings:
Unrestricted	1,084,621	1,064,388
Restricted	1,001,224	930,341
Total retained earnings	2,085,845	1,994,729
Accumulated other comprehensive income (loss)	6,001	6,540
Total capital	6,577,873	6,540,065
TOTAL LIABILITIES AND CAPITAL	$124,283,860	$129,405,050

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF INCOME
(Unaudited)

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
INTEREST INCOME:
Advances	$664,283	$929,009	$2,204,716	$2,868,453
Prepayment fees on Advances, net	9,138	43	11,893	215
Interest-bearing deposits	23,669	27,839	69,566	83,001
Securities purchased under agreements to resell	38,992	27,915	109,324	88,865
Federal funds sold	195,412	173,491	522,467	473,413
Investment securities:
Trading securities	35,721	29,108	93,864	87,018
Available-for-sale securities	125,745	130,856	365,362	366,327
Held-to-maturity securities	174,372	189,359	490,728	556,497
Total investment securities	335,838	349,323	949,954	1,009,842
Mortgage loans held for portfolio	98,413	71,813	274,244	200,789
Loans to other FHLBanks	401	—	701	222
Total interest income	1,366,146	1,579,433	4,142,865	4,724,800
INTEREST EXPENSE:
Consolidated Obligations:
Discount Notes	204,572	222,836	851,505	669,450
Bonds	982,271	1,149,459	2,766,000	3,438,556
Total Consolidated Obligations	1,186,843	1,372,295	3,617,505	4,108,006
Deposits	8,272	10,499	24,784	29,912
Loans from other FHLBanks	101	1	101	127
Mandatorily redeemable capital stock	1,493	481	4,896	1,734
Other borrowings	614	1	615	2
Total interest expense	1,197,323	1,383,277	3,647,901	4,139,781
NET INTEREST INCOME	168,823	196,156	494,964	585,019
NON-INTEREST INCOME (LOSS):
Net gains (losses) on trading securities	(76,829)	8,236	(127,882)	72,466
Net gains (losses) on sales of available-for-sale securities	1,109	—	3,517	—
Net gains (losses) on financial instruments held under fair value option	15,374	(9,804)	35,782	(5,567)
Net gains (losses) on derivatives	69,035	(7,480)	94,176	(72,938)
Other, net	7,993	7,992	24,578	23,982
Total non-interest income (loss)	16,682	(1,056)	30,171	17,943
NON-INTEREST EXPENSE:
Compensation and benefits	13,781	14,188	44,684	44,553
Other operating expenses	11,372	9,932	32,488	29,271
Voluntary housing and community investment	14,254	4,691	34,964	23,829
Finance Agency	2,392	2,817	7,177	8,452
Office of Finance	2,158	1,847	6,791	5,279
Other	1,211	1,644	4,696	4,524
Total non-interest expense	45,168	35,119	130,800	115,908
INCOME BEFORE ASSESSMENTS	140,337	159,981	394,335	487,054
Affordable Housing Program assessments	14,183	16,047	39,923	48,879
NET INCOME	$126,154	$143,934	$354,412	$438,175
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$126,154	$143,934	$354,412	$438,175
Other comprehensive income (loss) adjustments:
Net unrealized gains (losses) on available-for-sale securities	(32,750)	26,751	3,019	6,136
Reclassification adjustment for net realized (gains) losses on sale of available-for-sale securities included in net income	(1,109)	—	(3,517)	—
Pension and postretirement benefits	(91)	(98)	(41)	(119)
Total other comprehensive income (loss) adjustments	(33,950)	26,653	(539)	6,017
Comprehensive income (loss)	$92,204	$170,587	$353,873	$444,192

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CAPITAL
(Unaudited)

(In thousands)	Capital Stock Class B - Putable		Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Par Value	Unrestricted	Restricted	Total		Capital
BALANCE, JUNE 30, 2025	51,858	$5,185,833	$1,050,146	$874,183	$1,924,329	$(58,842)	$7,051,320
Comprehensive income (loss)			115,147	28,787	143,934	26,653	170,587
Proceeds from issuance of capital stock	9,617	961,680					961,680
Repurchase of capital stock	(12,943)	(1,294,265)					(1,294,265)
Cash dividends on capital stock			(112,843)		(112,843)		(112,843)
BALANCE, SEPTEMBER 30, 2025	48,532	$4,853,248	$1,052,450	$902,970	$1,955,420	$(32,189)	$6,776,479

BALANCE, JUNE 30, 2026	55,077	$5,507,741	$1,072,182	$975,993	$2,048,175	$39,951	$7,595,867
Comprehensive income (loss)			100,923	25,231	126,154	(33,950)	92,204
Proceeds from issuance of capital stock	12,204	1,220,390					1,220,390
Repurchase of capital stock	(22,417)	(2,241,718)					(2,241,718)
Net stock reclassified to mandatorily redeemable capital stock	(4)	(386)					(386)
Cash dividends on capital stock			(88,484)		(88,484)		(88,484)
BALANCE, SEPTEMBER 30, 2026	44,860	$4,486,027	$1,084,621	$1,001,224	$2,085,845	$6,001	$6,577,873

(In thousands)	Capital Stock Class B - Putable		Retained Earnings			Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Par Value	Unrestricted	Restricted	Total		Capital
BALANCE, DECEMBER 31, 2024	49,358	$4,935,775	$1,023,841	$815,335	$1,839,176	$(38,206)	$6,736,745
Comprehensive income (loss)			350,540	87,635	438,175	6,017	444,192
Proceeds from issuance of capital stock	34,002	3,400,201					3,400,201
Repurchase of capital stock	(34,379)	(3,437,829)					(3,437,829)
Net stock reclassified to mandatorily redeemable capital stock	(449)	(44,899)					(44,899)
Cash dividends on capital stock			(321,931)		(321,931)		(321,931)
BALANCE, SEPTEMBER 30, 2025	48,532	$4,853,248	$1,052,450	$902,970	$1,955,420	$(32,189)	$6,776,479

BALANCE, DECEMBER 31, 2025	45,388	$4,538,796	$1,064,388	$930,341	$1,994,729	$6,540	$6,540,065
Comprehensive income (loss)			283,529	70,883	354,412	(539)	353,873
Proceeds from issuance of capital stock	65,525	6,552,476					6,552,476
Repurchase of capital stock	(65,006)	(6,500,607)					(6,500,607)
Net stock reclassified to mandatorily redeemable capital stock	(1,047)	(104,638)					(104,638)
Cash dividends on capital stock			(263,296)		(263,296)		(263,296)
BALANCE, SEPTEMBER 30, 2026	44,860	$4,486,027	$1,084,621	$1,001,224	$2,085,845	$6,001	$6,577,873

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CASH FLOWS
(Unaudited)

(In thousands)	Nine Months Ended September 30,
	2026	2025
OPERATING ACTIVITIES:
Net income	$354,412	$438,175
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization/(accretion)	(74,181)	(6,680)
Net change in derivative and hedging activities	851,983	(598,377)
Net change in fair value adjustments on trading securities	127,882	(72,466)
Net realized (gains) losses from sales of available-for-sale securities	(3,517)	—
Net change in fair value adjustments on financial instruments held under fair value option	(35,782)	5,567
Other adjustments, net	4,426	6,705
Net change in:
Accrued interest receivable	33,701	(1,204)
Other assets	(2,333)	5,267
Accrued interest payable	31,510	(438)
Other liabilities	20,270	29,152
Total adjustments	953,959	(632,474)
Net cash provided by (used in) operating activities	1,308,371	(194,299)

INVESTING ACTIVITIES:
Net change in:
Interest-bearing deposits	(21,837)	(23,971)
Securities purchased under agreements to resell	2,532,660	6,488,637
Federal funds sold	6,937,000	(7,036,000)
Trading securities:
Proceeds from maturities and paydowns	2,398,870	1
Purchases	(2,483,506)	—
Available-for-sale securities:
Proceeds from maturities and paydowns	87,290	10,000
Proceeds from sales	2,191,298	—
Purchases	(3,635,551)	(1,464,791)
Held-to-maturity securities:
Proceeds from maturities and paydowns	2,127,731	1,838,086
Purchases	(3,129,061)	(2,132,642)
Advances, net	(1,807,431)	893,420
Mortgage loans held for portfolio:
Principal collected	868,318	569,730
Purchases	(2,068,219)	(1,432,722)
Premises, software, and equipment, net	(9,502)	(5,870)
Net cash provided by (used in) investing activities	3,988,060	(2,296,122)

The accompanying notes are an integral part of these financial statements.

(continued from previous page)
FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)	Nine Months Ended September 30,
	2026	2025
FINANCING ACTIVITIES:
Net change in deposits	$98,936	$125,211
Net proceeds from issuance of Consolidated Obligations:
Discount Notes	101,354,787	93,623,510
Bonds	98,031,403	105,335,464
Payments for maturing and retiring Consolidated Obligations:
Discount Notes	(115,927,184)	(84,455,202)
Discount Notes transferred to other FHLBanks	(248,058)	—
Bonds	(88,358,250)	(111,763,100)
Proceeds from issuance of capital stock	6,552,476	3,400,201
Payments for repurchase of capital stock	(6,500,607)	(3,437,829)
Payments for repurchase/redemption of mandatorily redeemable capital stock	(33,681)	(38,405)
Cash dividends paid	(263,296)	(321,931)
Net cash provided by (used in) financing activities	(5,293,474)	2,467,919
Net increase (decrease) in cash and due from banks	2,957	(22,502)
Cash and due from banks at beginning of the period	5,475	28,276
Cash and due from banks at end of the period	$8,432	$5,774
Supplemental Disclosures:
Interest paid	$3,710,208	$4,178,800

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

Note 1 - Basis of Presentation

The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The interim financial statements presented are unaudited, but they include all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations, and cash flows for such periods. These financial statements do not include all disclosures associated with annual financial statements and accordingly should be read in conjunction with the audited financial statements and notes included in the FHLB's Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (SEC) on March 19, 2026. Results for the nine months ended September 30, 2026 are not necessarily indicative of operating results for the full year.

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

There have been no material changes to the other recently issued and adopted accounting guidance from those discussed in the FHLB's 2025 Annual Report on Form 10-K.

Note 3 - Investment Securities

Trading Securities

Table 3.1 - Trading Securities by Major Security Types (in thousands)

Fair Value	September 30, 2026	December 31, 2025
Non-mortgage-backed securities (non-MBS):
U.S. Treasury obligations	$1,697,661	$1,287,474
GSE obligations	1,021,639	1,475,072
Total non-MBS	2,719,300	2,762,546
Total	$2,719,300	$2,762,546

Table 3.2 - Net Gains (Losses) on Trading Securities (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net unrealized gains (losses) on trading securities held at period end	$(77,917)	$8,236	$(131,369)	$72,466
Net gains (losses) on trading securities sold/matured during the period	1,088	—	3,487	—
Net gains (losses) on trading securities	$(76,829)	$8,236	$(127,882)	$72,466

Available-for-Sale Securities

Table 3.3 - Available-for-Sale Securities by Major Security Types (in thousands)

	September 30, 2026
	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-MBS:
U.S. Treasury obligations	$5,876,556	$12,741	$—	$5,889,297
GSE obligations	44,082	502	—	44,584
Total non-MBS	5,920,638	13,243	—	5,933,881
MBS:
GSE multifamily	5,776,891	18,673	(25,104)	5,770,460
Total MBS	5,776,891	18,673	(25,104)	5,770,460
Total	$11,697,529	$31,916	$(25,104)	$11,704,341

	December 31, 2025
	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-MBS:
U.S. Treasury obligations	$5,742,622	$8,704	$—	$5,751,326
GSE obligations	112,452	648	—	113,100
Total non-MBS	5,855,074	9,352	—	5,864,426
MBS:
GSE multifamily	5,068,633	18,514	(20,556)	5,066,591
Total MBS	5,068,633	18,514	(20,556)	5,066,591
Total	$10,923,707	$27,866	$(20,556)	$10,931,017
(1)Amortized cost of available-for-sale securities includes adjustments made to the cost basis of an investment for accretion, amortization, and/or fair value hedge accounting adjustments, and excludes accrued interest receivable of (in thousands) $63,130 and $34,274 at September 30, 2026 and December 31, 2025, respectively.

Table 3.4 - Available-for-Sale Securities in a Continuous Gross Unrealized Loss Position (in thousands)

	September 30, 2026
	Less than 12 Months		12 Months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
MBS:
GSE multifamily MBS	$2,162,944	$(8,301)	$882,872	$(16,803)	$3,045,816	$(25,104)
Total MBS	2,162,944	(8,301)	882,872	(16,803)	3,045,816	(25,104)
Total	$2,162,944	$(8,301)	$882,872	$(16,803)	$3,045,816	$(25,104)

	December 31, 2025
	Less than 12 Months		12 Months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
MBS:
GSE multifamily MBS	$370,313	$(1,239)	$1,481,983	$(19,317)	$1,852,296	$(20,556)
Total MBS	370,313	(1,239)	1,481,983	(19,317)	1,852,296	(20,556)
Total	$370,313	$(1,239)	$1,481,983	$(19,317)	$1,852,296	$(20,556)

Table 3.5 - Available-for-Sale Securities by Contractual Maturity (in thousands)

	September 30, 2026		December 31, 2025
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-MBS:
Due in 1 year or less	$—	$—	$66,846	$66,896
Due after 1 year through 5 years	4,949,210	4,960,870	5,777,936	5,786,982
Due after 5 years through 10 years	971,428	973,011	10,292	10,548
Total non-MBS	5,920,638	5,933,881	5,855,074	5,864,426
MBS (1)	5,776,891	5,770,460	5,068,633	5,066,591
Total	$11,697,529	$11,704,341	$10,923,707	$10,931,017
(1)MBS are not presented by contractual maturity because their expected maturities will likely differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 3.6 - Interest Rate Payment Terms of Available-for-Sale Securities (in thousands)

	September 30, 2026	December 31, 2025
Amortized cost of non-MBS:
Fixed-rate	$5,920,638	$5,855,074
Total amortized cost of non-MBS	5,920,638	5,855,074
Amortized cost of MBS:
Fixed-rate	5,776,891	5,068,633
Total amortized cost of MBS	5,776,891	5,068,633
Total	$11,697,529	$10,923,707

Realized Gains and Losses. During the three and nine months ended September 30, 2026, for strategic and economic reasons, the FHLB sold a portion of available-for-sale securities. These securities had an amortized cost (determined by the specific identification method) of (in thousands) $473,400 and $2,187,781, respectively. During the three and nine months ended September 30, 2026, proceeds from the sales totaled (in thousands) $474,509 and $2,191,298, respectively, resulting in gross realized gains of (in thousands) $1,109 and $3,517, respectively. The FHLB had no sales of securities out of its available-for-sale portfolio during the three and nine months ended September 30, 2025.

Held-to-Maturity Securities

Table 3.7 - Held-to-Maturity Securities by Major Security Types (in thousands)

	September 30, 2026
	Amortized Cost (1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
Non-MBS:
U.S. Treasury obligations	$51,401	$—	$(35)	$51,366
Total non-MBS	51,401	—	(35)	51,366
MBS:
U.S. obligation single-family	815,341	—	(143,444)	671,897
GSE single-family	3,689,535	262	(130,703)	3,559,094
GSE multifamily	11,437,167	1,290	(33,802)	11,404,655
Total MBS	15,942,043	1,552	(307,949)	15,635,646
Total	$15,993,444	$1,552	$(307,984)	$15,687,012

	December 31, 2025
	Amortized Cost (1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
Non-MBS:
U.S. Treasury obligations	$50,877	$12	$—	$50,889
Total non-MBS	50,877	12	—	50,889
MBS:
U.S. obligation single-family	891,971	—	(102,484)	789,487
GSE single-family	3,883,201	55,263	(35,791)	3,902,673
GSE multifamily	10,171,894	1,904	(26,292)	10,147,506
Total MBS	14,947,066	57,167	(164,567)	14,839,666
Total	$14,997,943	$57,179	$(164,567)	$14,890,555

(1)Carrying value equals amortized cost. Amortized cost of held-to-maturity securities includes adjustments made to the cost basis of an investment for accretion and amortization and excludes accrued interest receivable of (in thousands) $47,175 and $48,266 at September 30, 2026 and December 31, 2025, respectively.

Table 3.8 - Held-to-Maturity Securities by Contractual Maturity (in thousands)

	September 30, 2026		December 31, 2025
Year of Maturity	Amortized Cost (1)	Fair Value	Amortized Cost (1)	Fair Value
Non-MBS:
Due in 1 year or less	$51,401	$51,366	$50,877	$50,889
Total non-MBS	51,401	51,366	50,877	50,889
MBS (2)	15,942,043	15,635,646	14,947,066	14,839,666
Total	$15,993,444	$15,687,012	$14,997,943	$14,890,555
(1)Carrying value equals amortized cost.
(2)MBS are not presented by contractual maturity because their expected maturities will likely differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 3.9 - Interest Rate Payment Terms of Held-to-Maturity Securities (in thousands)

	September 30, 2026	December 31, 2025
Amortized cost of non-MBS:
Fixed-rate	$51,401	$50,877
Total amortized cost of non-MBS	51,401	50,877
Amortized cost of MBS:
Fixed-rate	4,404,968	4,665,615
Variable-rate	11,537,075	10,281,451
Total amortized cost of MBS	15,942,043	14,947,066
Total	$15,993,444	$14,997,943

For the three and nine months ended September 30, 2026, and 2025, the FHLB did not sell any held-to-maturity securities.

Allowance for Credit Losses on Available-for-Sale and Held-to-Maturity Securities

The FHLB’s available-for-sale and held-to-maturity securities are U.S. Treasury obligations, GSE obligations, and MBS issued by Fannie Mae, Freddie Mac and Ginnie Mae that are backed by single-family or multifamily mortgage loans. As of September 30, 2026 and December 31, 2025, the FHLB had no allowance for credit loss on any available-for-sale or held-to-maturity securities. For information on the FHLB's methodology and evaluation of credit losses on its available-for-sale and held-to-maturity investment securities, see Note 4 - Investments in the FHLB's 2025 Annual Report on Form 10-K.

Note 4 - Advances

The following table presents Advance redemptions by contractual maturity, including index-amortizing Advances, which are presented according to their predetermined amortization schedules.

Table 4.1 - Advances by Redemption Term (dollars in thousands)

	September 30, 2026		December 31, 2025
Redemption Term	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$44,514,389	4.08%	$35,994,143	4.30%
Due after 1 year through 2 years	19,317,226	4.04	23,683,097	4.00
Due after 2 years through 3 years	5,169,911	4.33	8,138,697	4.17
Due after 3 years through 4 years	1,202,034	2.79	671,141	3.59
Due after 4 years through 5 years	757,436	4.06	913,893	2.33
Thereafter	950,465	3.69	703,059	3.14
Total principal amount	71,911,461	4.06	70,104,030	4.14
Commitment fees	(42)		(60)
Discounts	(9,269)		(6,979)
Fair value hedging adjustments	(261,976)		42,255
Fair value option valuation adjustments and accrued interest	(105)		3,766
Total (1)	$71,640,069		$70,143,012
(1)Carrying values exclude accrued interest receivable of (in thousands) $195,522 and $263,741 at September 30, 2026 and December 31, 2025, respectively.

The FHLB offers certain fixed- and variable-rate Advances to members that may be prepaid on specified dates (call dates) without incurring prepayment or termination fees (callable Advances). Other Advances may only be prepaid subject to a prepayment fee paid to the FHLB that makes the FHLB financially indifferent to the prepayment of the Advance.

Table 4.2 - Advances by Redemption Term or Next Call Date (in thousands)

Redemption Term or Next Call Date	September 30, 2026	December 31, 2025
Due in 1 year or less	$44,686,013	$42,551,368
Due after 1 year through 2 years	23,296,726	21,173,673
Due after 2 years through 3 years	1,050,179	4,121,527
Due after 3 years through 4 years	1,281,091	650,960
Due after 4 years through 5 years	721,986	903,443
Thereafter	875,466	703,059
Total principal amount	$71,911,461	$70,104,030

The FHLB also offers putable Advances. With a putable Advance, the FHLB effectively purchases put options from the member that allow the FHLB to terminate the Advance at predetermined dates. The FHLB normally would exercise its put option when interest rates increase relative to contractual rates.

Table 4.3 - Advances by Redemption Term or Next Put Date for Putable Advances (in thousands)

Redemption Term or Next Put Date	September 30, 2026	December 31, 2025
Due in 1 year or less	$45,002,389	$36,552,143
Due after 1 year through 2 years	19,174,226	23,612,097
Due after 2 years through 3 years	5,124,911	8,058,697
Due after 3 years through 4 years	1,202,034	656,141
Due after 4 years through 5 years	757,436	896,893
Thereafter	650,465	328,059
Total principal amount	$71,911,461	$70,104,030

Table 4.4 - Advances by Interest Rate Payment Terms (in thousands)

	September 30, 2026	December 31, 2025
Total fixed-rate (1)	$31,713,906	$42,339,322
Total variable-rate (1)	40,197,555	27,764,708
Total principal amount	$71,911,461	$70,104,030
(1)Payment terms based on current interest rate terms, which reflect any option exercises or rate conversions that have occurred subsequent to the related Advance issuance.

Credit Risk Exposure

The FHLB considers each borrower's ability to repay, payment status, as well as the types and amount of collateral pledged to be the primary indicators of credit quality for its credit products. At September 30, 2026 and December 31, 2025, the FHLB did not have any Advances that were past due, in non-accrual status or considered impaired.

Based upon the collateral held as security, its credit extension and collateral policies and the repayment history on Advances, the FHLB did not expect any credit losses on Advances as of September 30, 2026 and, therefore, no allowance for credit losses on Advances was recorded. For the same reasons, the FHLB did not record any allowance for credit losses on Advances at December 31, 2025. For additional information on the FHLB's credit risk management practices, borrower eligibility, and collateral requirements for Advances, see Note 5 - Advances in the FHLB's 2025 Annual Report on Form 10-K.

Advance Concentrations

Table 4.5 - Borrowers Holding Five Percent or more of Total Advances, Including Any Known Subsidiaries that are Members of the FHLB (dollars in millions)

September 30, 2026			December 31, 2025
	Principal	% of Total Principal Amount of Advances		Principal	% of Total Principal Amount of Advances
JPMorgan Chase Bank, N.A.	$14,500	20%	JPMorgan Chase Bank, N.A.	$16,500	24%
The Huntington National Bank	8,658	12	U.S. Bank, N.A.	13,000	19
U.S. Bank, N.A.	7,000	10	The Huntington National Bank	5,506	8
Keybank, N.A.	6,551	9	Third Federal Savings and Loan Association	4,774	7
Third Federal Savings and Loan Association	5,534	8	Total	$39,780	58%
Total	$42,243	59%

Note 5 - Mortgage Loans

Total mortgage loans held for portfolio represent single-family mortgage loans (secured by four or fewer residential units) under the Mortgage Purchase Program (MPP) that the FHLB's members originate, credit enhance, and then sell to the FHLB. The FHLB does not service any of these loans.

Table 5.1 - Mortgage Loans Held for Portfolio (in thousands)

	September 30, 2026	December 31, 2025
Fixed rate medium-term single-family mortgage loans (1)	$950,511	$825,729
Fixed rate long-term single-family mortgage loans (2)	8,708,588	7,664,597
Total unpaid principal balance	9,659,099	8,490,326
Premiums	210,071	190,618
Discounts	(19,606)	(9,826)
Hedging basis adjustments (3)	(344)	9,134
Total mortgage loans held for portfolio (4)	9,849,220	8,680,252
Allowance for credit losses on mortgage loans	(338)	(349)
Mortgage loans held for portfolio, net	$9,848,882	$8,679,903
(1)Medium-term is defined as an original term of 15 years or less.
(2)Long-term is defined as an original term of greater than 15 years up to 30 years.
(3)Represents the unamortized balance of the mortgage purchase commitments' market values at the time of settlement. The market value of the commitment is included in the basis of the mortgage loan and amortized accordingly.
(4)Excludes accrued interest receivable of (in thousands) $42,253 and $35,174 at September 30, 2026 and December 31, 2025, respectively.

Table 5.2 - Mortgage Loans Held for Portfolio by Collateral/Guarantee Type (in thousands)

	September 30, 2026	December 31, 2025
Conventional mortgage loans	$9,598,312	$8,419,761
Federal Housing Administration (FHA) mortgage loans	60,787	70,565
Total unpaid principal balance	$9,659,099	$8,490,326

Table 5.3 - Members, Including Any Known Subsidiaries that are Members of the FHLB, and Former Members Selling Five Percent or more of Total Unpaid Principal (dollars in millions)

	September 30, 2026			December 31, 2025
	Principal	% of Total		Principal	% of Total
Union Savings Bank	$1,941	20%	Union Savings Bank	$1,762	21%
FirstBank	691	7	FirstBank	676	8
Fifth Third Bank	642	7	Guardian Savings Bank FSB	477	6
First Financial Bank	595	6	First Financial Bank	465	5
Guardian Savings Bank FSB	551	6	LCNB National Bank	439	5

Credit Risk Exposure

The FHLB manages credit risk exposure for conventional mortgage loans primarily through conservative underwriting and purchasing loans with characteristics consistent with favorable expected credit performance and by applying various credit enhancements. The conventional mortgage loans under the MPP are primarily supported by some combination of credit enhancements (primary mortgage insurance (PMI) and the Lender Risk Account (LRA), including pooled LRA for those members participating in an aggregated MPP pool). These credit enhancements apply after a homeowner’s equity is exhausted.

Payment Status of Mortgage Loans. The key credit quality indicator for conventional mortgage loans is payment status, which allows the FHLB to monitor borrower performance. Past due loans are those where the borrower has failed to make a full payment of principal and interest within one month of its due date. The following table presents the payment status of conventional mortgage loans.

Table 5.4 - Credit Quality Indicator of Conventional Mortgage Loans (in thousands)

	September 30, 2026
	Origination Year
Payment status, at amortized cost:	Prior to 2022	2022 to September 30, 2026	Total
Past due 30-59 days	$18,518	$13,525	$32,043
Past due 60-89 days	5,658	2,227	7,885
Past due 90 days or more	7,428	4,775	12,203
Total past due mortgage loans	31,604	20,527	52,131
Current mortgage loans	4,610,473	5,125,463	9,735,936
Total conventional mortgage loans	$4,642,077	$5,145,990	$9,788,067

	December 31, 2025
	Origination Year
Payment status, at amortized cost:	Prior to 2021	2021 to 2025	Total
Past due 30-59 days	$20,156	$17,284	$37,440
Past due 60-89 days	3,158	3,245	6,403
Past due 90 days or more	6,506	3,157	9,663
Total past due mortgage loans	29,820	23,686	53,506
Current mortgage loans	3,559,569	4,996,168	8,555,737
Total conventional mortgage loans	$3,589,389	$5,019,854	$8,609,243

Seriously delinquent loans comprise all loans that are 90 days or more past due or in the process of foreclosure. The percentage of seriously delinquent conventional mortgage loans to total conventional mortgage loans was 0.13% and 0.11% at September 30, 2026 and December 31, 2025, respectively.

Allowance for Credit Losses. At September 30, 2026 and December 31, 2025 the FHLB's allowance for credit losses on its conventional mortgage loans held for portfolio was (in thousands) $338 and $349, respectively. For additional information on the FHLB's methodology to determine current expected credit losses, see Note 6 - Mortgage Loans in the FHLB's 2025 Annual Report on Form 10-K.

Note 6 - Derivatives and Hedging Activities

The following table summarizes the notional amount and fair value of derivative instruments and total derivative assets and liabilities. For purposes of this disclosure, the derivative values include the fair value of derivatives and the related accrued interest.

Table 6.1 - Fair Value of Derivative Instruments (in thousands)

	September 30, 2026
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as fair value hedging instruments:
Interest rate swaps	$29,435,796	$8,775	$27,749
Derivatives not designated as hedging instruments:
Interest rate swaps	18,031,554	36,840	17,753
Interest rate swaptions	1,235,000	18,048	—
Forward rate agreements	53,000	1,157	—
Mortgage delivery commitments	150,321	5	4,216
Total derivatives not designated as hedging instruments	19,469,875	56,050	21,969
Total derivatives before adjustments	$48,905,671	64,825	49,718
Netting adjustments and cash collateral (1)		(51,770)	(44,155)
Total derivative assets and total derivative liabilities		$13,055	$5,563

	December 31, 2025
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as fair value hedging instruments:
Interest rate swaps	$42,152,501	$34,472	$5,140
Derivatives not designated as hedging instruments:
Interest rate swaps	32,963,956	56,532	5,032
Interest rate swaptions	1,055,000	8,198	—
Forward rate agreements	64,000	—	75
Mortgage delivery commitments	158,828	445	4
Total derivatives not designated as hedging instruments	34,241,784	65,175	5,111
Total derivatives before adjustments	$76,394,285	99,647	10,251
Netting adjustments and cash collateral (1)		(66,567)	(10,132)
Total derivative assets and total derivative liabilities		$33,080	$119

(1)Amounts represent the application of the netting requirements that allow the FHLB to settle positive and negative positions, and also cash collateral, including accrued interest, held or placed by the FHLB with the same clearing agent and/or counterparty. Cash collateral posted, including accrued interest, was (in thousands) $25,205 and $3,301 at September 30, 2026 and December 31, 2025, respectively. Cash collateral received, including accrued interest, was (in thousands) $32,820 and $59,736 at September 30, 2026 and December 31, 2025, respectively.

Table 6.2 - Impact of Fair Value Hedging Relationships on Net Interest Income (in thousands)

	Three Months Ended September 30, 2026
	Advances	Available-for-Sale Securities	Consolidated Bonds
Total interest income (expense) recorded in the Statements of Income	$664,283	$125,745	$(982,271)
Impact of Fair Value Hedging Relationships
Interest rate swaps:
Net interest settlements	$11,247	$29,197	$2,431
Gain (loss) on derivatives	105,333	356,004	(28,499)
Gain (loss) on hedged items	(95,737)	(360,857)	28,142
Price alignment amount (1)	(1,801)	(5,306)	(25)
Effect on net interest income	$19,042	$19,038	$2,049

	Three Months Ended September 30, 2025
	Advances	Available-for-Sale Securities	Consolidated Bonds
Total interest income (expense) recorded in the Statements of Income	$929,009	$130,856	$(1,149,459)
Impact of Fair Value Hedging Relationships
Interest rate swaps:
Net interest settlements	$36,383	$62,741	$(1,565)
Gain (loss) on derivatives	(12,251)	(56,078)	1,457
Gain (loss) on hedged items	11,976	55,567	(1,375)
Price alignment amount (1)	(204)	(5,283)	(76)
Effect on net interest income	$35,904	$56,947	$(1,559)

	Nine Months Ended September 30, 2026
	Advances	Available-for-Sale Securities	Consolidated Bonds
Total interest income (expense) recorded in the Statements of Income	$2,204,716	$365,362	$(2,766,000)
Impact of Fair Value Hedging Relationships
Interest rate swaps:
Net interest settlements	$(4,178)	$102,199	$8,268
Gain (loss) on derivatives	306,079	504,060	(48,360)
Gain (loss) on hedged items	(296,531)	(511,384)	47,225
Price alignment amount (1)	(2,709)	(13,332)	(143)
Effect on net interest income	$2,661	$81,543	$6,990

	Nine Months Ended September 30, 2025
	Advances	Available-for-Sale Securities	Consolidated Bonds
Total interest income (expense) recorded in the Statements of Income	$2,868,453	$366,327	$(3,438,556)
Impact of Fair Value Hedging Relationships
Interest rate swaps:
Net interest settlements	$108,143	$183,467	$(4,719)
Gain (loss) on derivatives	(243,313)	(363,735)	17,641
Gain (loss) on hedged items	243,211	366,154	(17,835)
Price alignment amount (1)	(2,110)	(20,397)	(252)
Effect on net interest income	$105,931	$165,489	$(5,165)
(1)    This amount is for derivatives for which variation margin is characterized as a daily settled contract.

Table 6.3 - Cumulative Basis Adjustments for Fair Value Hedges (in thousands)

	September 30, 2026
	Advances	Available-for-Sale Securities	Consolidated Bonds
Amortized cost of hedged asset or liability (1)	$13,811,445	$11,661,051	$2,917,216
Fair value hedging adjustments
Basis adjustments for active hedging relationships included in amortized cost	$(262,144)	$(759,067)	$(35,402)
Basis adjustments for discontinued hedging relationships included in amortized cost	168	(9,139)	—
Total amount of fair value hedging basis adjustments	$(261,976)	$(768,206)	$(35,402)

	December 31, 2025
	Advances	Available-for-Sale Securities	Consolidated Bonds
Amortized cost of hedged asset or liability (1)	$28,290,525	$10,889,338	$2,665,107
Fair value hedging adjustments
Basis adjustments for active hedging relationships included in amortized cost	$42,044	$(354,395)	$11,823
Basis adjustments for discontinued hedging relationships included in amortized cost	211	(8,745)	—
Total amount of fair value hedging basis adjustments	$42,255	$(363,140)	$11,823
(1)    Includes only the portion of amortized cost representing the hedged items in active or discontinued fair value hedging relationships. Amortized cost includes fair value hedging adjustments.

Table 6.4 - Net Gains (Losses) Recorded in Non-interest Income (Loss) on Derivatives Not Designated as Hedging Instruments (in thousands)

	Three Months Ended September 30,
	2026	2025
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	$60,769	$(4,731)
Interest rate swaptions	11,670	(3,721)
Forward rate agreements	5,240	(1,252)
Net interest settlements	3,197	(425)
Mortgage delivery commitments	(11,151)	2,937
Total net gains (losses) related to derivatives not designated as hedging instruments	69,725	(7,192)
Price alignment amount (1)	(690)	(288)
Net gains (losses) on derivatives	$69,035	$(7,480)

	Nine Months Ended September 30,
	2026	2025
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	$82,166	$(81,633)
Interest rate swaptions	8,034	(9,725)
Forward rate agreements	6,266	(2,001)
Net interest settlements	12,182	16,520
Mortgage delivery commitments	(13,128)	5,589
Total net gains (losses) related to derivatives not designated as hedging instruments	95,520	(71,250)
Price alignment amount (1)	(1,344)	(1,688)
Net gains (losses) on derivatives	$94,176	$(72,938)
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

The use of cleared derivatives is intended to mitigate credit risk exposure because a central counterparty is substituted for individual counterparties and collateral is posted, or payments are made, daily through a clearing agent to reflect changes in the value of cleared derivatives.

Offsetting of Derivative Assets and Derivative Liabilities

The FHLB presents derivative instruments, related cash collateral received or pledged, and associated accrued interest, on a net basis by clearing agent and/or by counterparty when it has met the netting requirements.

Table 6.5 - Offsetting of Derivative Assets and Derivative Liabilities (in thousands)

	September 30, 2026
	Derivative Instruments Meeting Netting Requirements				Non-cash Collateral Not Offset
	Gross Recognized Amount	Gross Amount of Netting Adjustments and Cash Collateral	Derivative Instruments Not Meeting Netting Requirements (1)	Total Derivative Assets and Total Derivative Liabilities	Can Be Sold or Repledged	Net Amount (2)
Derivative Assets:
Uncleared	$55,441	$(49,534)	$5	$5,912	$—	$5,912
Cleared	9,379	(2,236)	—	7,143	—	7,143
Total				$13,055		$13,055
Derivative Liabilities:
Uncleared	$43,247	$(41,919)	$4,216	$5,544	$—	$5,544
Cleared	2,255	(2,236)	—	19	19	—
Total				$5,563		$5,544

	December 31, 2025
	Derivative Instruments Meeting Netting Requirements				Non-cash Collateral Not Offset
	Gross Recognized Amount	Gross Amount of Netting Adjustments and Cash Collateral	Derivative Instruments Not Meeting Netting Requirements (1)	Total Derivative Assets and Total Derivative Liabilities	Can Be Sold or Repledged	Net Amount (2)(3)
Derivative Assets:
Uncleared	$72,774	$(65,454)	$445	$7,765	$287	$7,478
Cleared	26,428	(1,113)	—	25,315	—	25,315
Total				$33,080		$32,793
Derivative Liabilities:
Uncleared	$9,134	$(9,019)	$4	$119	$—	$119
Cleared	1,113	(1,113)	—	—	—	—
Total				$119		$119
(1)    Includes mortgage delivery commitments that are not subject to an enforceable netting agreement.
(2)    Any over-collateralization at the individual clearing agent and/or counterparty level is not included in the determination of the net amount. At September 30, 2026 and December 31, 2025, the FHLB had additional net credit exposure of (in thousands) $887,944 and $882,240, respectively, due to instances where the FHLB's non-cash collateral to a counterparty exceeded the FHLB's net derivative position.
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

Note 7- Consolidated Obligations

Consolidated Obligations consist of Consolidated Bonds and Discount Notes. The 11 FHLBanks have joint and several liability for the par amount of all Consolidated Obligations issued on their behalves. The par amount of the outstanding Consolidated Obligations for all of the FHLBanks was (in billions) $1,288.8 and $1,151.8 at September 30, 2026 and December 31, 2025, respectively.

Table 7.1 - Consolidated Discount Notes Outstanding (dollars in thousands)

	Carrying Value	Principal Amount	Weighted Average Interest Rate (1)
September 30, 2026	$16,208,112	$16,278,658	3.73%
December 31, 2025	$31,145,280	$31,316,867	3.74%
(1)Represents an implied rate without consideration of concessions.

Table 7.2 - Consolidated Bonds Outstanding by Original Contractual Maturity (dollars in thousands)

	September 30, 2026		December 31, 2025
Year of Original Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$72,466,000	3.87%	$61,028,000	3.72%
Due after 1 year through 2 years	13,765,000	3.99	16,778,250	3.64
Due after 2 years through 3 years	1,969,000	3.83	1,770,000	3.50
Due after 3 years through 4 years	1,963,000	4.07	1,215,500	4.01
Due after 4 years through 5 years	1,955,250	3.95	2,254,000	3.88
Thereafter	7,066,640	4.56	6,461,140	4.47
Total principal amount	99,184,890	3.95	89,506,890	3.77
Premiums	37,527		41,195
Discounts	(30,363)		(31,557)
Fair value hedging adjustments	(35,402)		11,823
Fair value option valuation adjustment and accrued interest	36,756		101,087
Total	$99,193,408		$89,629,438

Table 7.3 - Consolidated Bonds Outstanding by Call Features (in thousands)

	September 30, 2026	December 31, 2025
Principal Amount of Consolidated Bonds:
Non-callable	$77,133,140	$63,340,640
Callable	22,051,750	26,166,250
Total principal amount	$99,184,890	$89,506,890

Table 7.4 - Consolidated Bonds Outstanding by Original Contractual Maturity or Next Call Date (in thousands)

Year of Original Contractual Maturity or Next Call Date	September 30, 2026	December 31, 2025
Due in 1 year or less	$84,918,000	$75,696,250
Due after 1 year through 2 years	7,931,000	7,086,000
Due after 2 years through 3 years	1,825,750	1,845,500
Due after 3 years through 4 years	907,500	931,500
Due after 4 years through 5 years	836,000	936,500
Thereafter	2,766,640	3,011,140
Total principal amount	$99,184,890	$89,506,890

Table 7.5 - Consolidated Bonds by Interest-rate Payment Type (in thousands)

	September 30, 2026	December 31, 2025
Principal Amount of Consolidated Bonds:
Fixed-rate	$27,184,890	$29,068,390
Variable-rate	72,000,000	60,438,500
Total principal amount	$99,184,890	$89,506,890

Note 8 - Capital

Table 8.1 - Capital Requirements (dollars in thousands)

	September 30, 2026		December 31, 2025
	Minimum Requirement	Actual	Minimum Requirement	Actual
Risk-based capital	$992,392	$6,662,873	$1,014,502	$6,553,569
Capital-to-assets ratio (regulatory)	4.00%	5.36%	4.00%	5.06%
Regulatory capital	$4,971,354	$6,662,873	$5,176,202	$6,553,569
Leverage capital-to-assets ratio (regulatory)	5.00%	8.04%	5.00%	7.60%
Leverage capital	$6,214,193	$9,994,310	$6,470,253	$9,830,354

Table 8.2 - Rollforward of Mandatorily Redeemable Capital Stock (in thousands)

Balance, December 31, 2025	$20,044
Capital stock subject to mandatory redemption reclassified from equity	104,638
Repurchase/redemption of mandatorily redeemable capital stock	(33,681)
Balance, September 30, 2026	$91,001

Table 8.3 - Mandatorily Redeemable Capital Stock by Contractual Year of Redemption (in thousands)

Contractual Year of Redemption	September 30, 2026	December 31, 2025
Year 1	$3,487	$3,765
Year 2	1,191	485
Year 3	—	1,263
Year 4	9,519	37
Year 5	72,842	9,946
Past contractual redemption date due to remaining activity (1)	3,962	4,548
Total	$91,001	$20,044
(1)Represents mandatorily redeemable capital stock that is past the end of the contractual redemption period because there is activity outstanding to which the mandatorily redeemable capital stock relates.

Note 9 - Accumulated Other Comprehensive Income (Loss)

Table 9.1 - Accumulated Other Comprehensive Income (Loss) (in thousands)

	Net unrealized gains (losses) on available-for-sale securities	Pension and postretirement benefits	Total accumulated other comprehensive income (loss)
BALANCE, JUNE 30, 2025	$(59,789)	$947	$(58,842)
Other comprehensive income before reclassification:
Net unrealized gains (losses)	26,751	—	26,751
Reclassifications from other comprehensive income (loss) to net income:
Amortization - pension and postretirement benefits (1)	—	(98)	(98)
Net current period other comprehensive income (loss)	26,751	(98)	26,653
BALANCE, SEPTEMBER 30, 2025	$(33,038)	$849	$(32,189)

BALANCE, JUNE 30, 2026	$40,671	$(720)	$39,951
Other comprehensive income before reclassification:
Net unrealized gains (losses)	(32,750)	—	(32,750)
Reclassifications from other comprehensive income (loss) to net income:
Net realized (gains) losses from sale of available-for-sale securities	(1,109)	—	(1,109)
Amortization - pension and postretirement benefits (1)	—	(91)	(91)
Net current period other comprehensive income (loss)	(33,859)	(91)	(33,950)
BALANCE, SEPTEMBER 30, 2026	$6,812	$(811)	$6,001

	Net unrealized gains (losses) on available-for-sale securities	Pension and postretirement benefits	Total accumulated other comprehensive income (loss)
BALANCE, DECEMBER 31, 2024	$(39,174)	$968	$(38,206)
Other comprehensive income before reclassification:
Net unrealized gains (losses)	6,136	—	6,136
Net actuarial gains (losses)	—	174	174
Reclassifications from other comprehensive income (loss) to net income:
Amortization - pension and postretirement benefits (1)	—	(293)	(293)
Net current period other comprehensive income (loss)	6,136	(119)	6,017
BALANCE, SEPTEMBER 30, 2025	$(33,038)	$849	$(32,189)

BALANCE, DECEMBER 31, 2025	$7,310	$(770)	$6,540
Other comprehensive income before reclassification:
Net unrealized gains (losses)	3,019	—	3,019
Net actuarial gains (losses)	—	230	230
Reclassifications from other comprehensive income (loss) to net income:
Net realized (gains) losses from sale of available-for-sale securities	(3,517)	—	(3,517)
Amortization - pension and postretirement benefits (1)	—	(271)	(271)
Net current period other comprehensive income (loss)	(498)	(41)	(539)
BALANCE, SEPTEMBER 30, 2026	$6,812	$(811)	$6,001
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

Table 10.1 - Fair Value Summary of Financial Instruments (in thousands)

	September 30, 2026
		Fair Value
Financial Instruments	Carrying Value (1)	Total	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral (2)
Assets:
Cash and due from banks	$8,432	$8,432	$8,432	$—	$—	$—
Interest-bearing deposits	2,400,015	2,400,015	—	2,400,015	—	—
Securities purchased under agreements to resell	3,917,340	3,917,340	—	3,917,340	—	—
Federal funds sold	5,600,000	5,600,000	—	5,600,000	—	—
Trading securities	2,719,300	2,719,300	—	2,719,300	—	—
Available-for-sale securities	11,704,341	11,704,341	—	11,704,341	—	—
Held-to-maturity securities	15,993,444	15,687,012	—	15,687,012	—	—
Advances (3)	71,640,069	71,644,815	—	71,644,815	—	—
Mortgage loans held for portfolio	9,848,882	8,731,520	—	8,719,423	12,097	—
Accrued interest receivable	384,176	384,176	—	384,176	—	—
Derivative assets	13,055	13,055	—	64,825	—	(51,770)
Liabilities:
Deposits	1,186,366	1,186,219	—	1,186,219	—	—
Consolidated Obligations:
Discount Notes (4)	16,208,112	16,207,440	—	16,207,440	—	—
Bonds (5)	99,193,408	98,345,417	—	98,345,417	—	—
Mandatorily redeemable capital stock	91,001	91,001	91,001	—	—	—
Accrued interest payable	471,723	471,723	—	471,723	—	—
Derivative liabilities	5,563	5,563	—	49,718	—	(44,155)
(1)For certain financial instruments, the amounts represent net carrying value, which includes an allowance for credit losses.
(2)Amounts represent the application of the netting requirements that allow the FHLB to settle positive and negative positions and also cash collateral and related accrued interest held or placed by the FHLB with the same counterparty.
(3)Includes (in thousands) $200,316 of Advances recorded under the fair value option at September 30, 2026.
(4)Includes (in thousands) $4,978,970 of Consolidated Obligation Discount Notes recorded under the fair value option at September 30, 2026.
(5)Includes (in thousands) $10,096,755 of Consolidated Obligation Bonds recorded under the fair value option at September 30, 2026.

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
(1)For certain financial instruments, the amounts represent net carrying value, which includes an allowance for credit losses.
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

Fair Value Measurements.

Table 10.2 - Fair Value Measurements of Financial Instruments Recorded on a Recurring Basis (in thousands)

	Fair Value Measurements at September 30, 2026
	Total	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral (1)
Recurring fair value measurements - Assets
Trading securities:
U.S. Treasury obligations	$1,697,661	$—	$1,697,661	$—	$—
GSE obligations	1,021,639	—	1,021,639	—	—
Total trading securities	2,719,300	—	2,719,300	—	—
Available-for-sale securities:
U.S. Treasury obligations	5,889,297	—	5,889,297	—	—
GSE obligations	44,584	—	44,584	—	—
GSE multifamily MBS	5,770,460	—	5,770,460	—	—
Total available-for-sale securities	11,704,341	—	11,704,341	—	—
Advances	200,316	—	200,316	—	—
Derivative assets:
Interest rate related	13,050	—	63,663	—	(50,613)
Forward rate agreements	—	—	1,157	—	(1,157)
Mortgage delivery commitments	5	—	5	—	—
Total derivative assets	13,055	—	64,825	—	(51,770)
Total assets at fair value	$14,637,012	$—	$14,688,782	$—	$(51,770)

Recurring fair value measurements - Liabilities
Consolidated Obligations:
Discount Notes	$4,978,970	$—	$4,978,970	$—	$—
Bonds	10,096,755	—	10,096,755	—	—
Total Consolidated Obligations	15,075,725	—	15,075,725	—	—
Derivative liabilities:
Interest rate related	19	—	45,502	—	(45,483)
Forward rate agreements	1,328	—	—	—	1,328
Mortgage delivery commitments	4,216	—	4,216	—	—
Total derivative liabilities	5,563	—	49,718	—	(44,155)
Total liabilities at fair value	$15,081,288	$—	$15,125,443	$—	$(44,155)
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

Fair Value Option. The FHLB has elected the fair value option for certain financial instruments to mitigate the potential income statement volatility that can arise from economic hedging relationships in which the carrying value of the hedged item is not adjusted for changes in fair value. The interest income and interest expense on Advances and Consolidated Obligations carried at fair value are recognized based solely on the contractual amount of interest due or unpaid. Any transaction fees or costs are immediately recognized into other non-interest income or other non-interest expense. For Consolidated Obligations recorded under the fair value option, the FHLB determined none of the remaining changes in fair value were related to instrument-specific credit risk for the three and nine months ended September 30, 2026 and 2025.

Table 10.3 – Fair Value Option - Financial Assets and Liabilities (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
Net Gains (Losses) from Changes in Fair Value Recognized in Earnings	2026	2025	2026	2025
Advances	$(1,253)	$(334)	$(3,573)	$3,173
Consolidated Discount Notes	2,172	(6,000)	9,024	(3,943)
Consolidated Bonds	14,455	(3,470)	30,331	(4,797)
Net gains (losses) on financial instruments held under fair value option	$15,374	$(9,804)	$35,782	$(5,567)

Table 10.4 – Fair Value Option - Aggregate Unpaid Balance and Aggregate Fair Value (in thousands)

	September 30, 2026			December 31, 2025
	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Aggregate Fair Value Over/(Under) Aggregate Unpaid Principal Balance	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Aggregate Fair Value Over/(Under) Aggregate Unpaid Principal Balance
Advances	$200,421	$200,316	$(105)	$302,542	$306,308	$3,766
Consolidated Discount Notes	5,008,100	4,978,970	(29,130)	16,824,366	16,735,705	(88,661)
Consolidated Bonds	10,059,999	10,096,755	36,756	13,170,000	13,271,087	101,087

Note 11 - Commitments and Contingencies

Off-Balance Sheet Commitments. The FHLB has deemed it unnecessary to record any liabilities for credit losses on its off-balance sheet commitments at September 30, 2026 and December 31, 2025, based on its credit extension and collateral policies.

Table 11.1 - Off-Balance Sheet Commitments (in thousands)

	September 30, 2026			December 31, 2025
Notional Amount	Expire within one year	Expire after one year	Total	Expire within one year	Expire after one year	Total
Letters of Credit	$45,067,043	$631,493	$45,698,536	$43,992,717	$2,539,728	$46,532,445
Commitments to purchase mortgage loans	150,321	—	150,321	158,828	—	158,828
Unsettled Consolidated Bonds, principal amount (1)	5,767,500	—	5,767,500	87,000	—	87,000
Unsettled Consolidated Discount Notes, principal amount (1)	262,513	—	262,513	250,000	—	250,000
(1)Expiration is based on settlement period rather than underlying contractual maturity of Consolidated Obligations.

Note 12 - Transactions with Other FHLBanks

The FHLB reports transactions with other FHLBanks on the face of its financial statements. Occasionally, the FHLB loans short-term funds to and borrows short-term funds from other FHLBanks. These loans and borrowings are transacted at current market rates when traded. There were no such loans or borrowings outstanding at September 30, 2026, or December 31, 2025.

Table 12.1 - Lending and Borrowing Between the FHLB and Other FHLBanks (in thousands)

	Average Daily Balances for the Nine Months Ended September 30,
	2026	2025
Loans to other FHLBanks	$25,641	$6,780
Borrowings from other FHLBanks	3,663	3,864

In addition, from time to time, one FHLBank may transfer to another FHLBank the Consolidated Obligations (at current market rates on the day when the transfer is traded) for which the transferring FHLBank was originally the primary obligor but upon transfer the assuming FHLBank becomes the primary obligor. There were no Consolidated Obligations transferred to the FHLB during the nine months ended September 30, 2026, or 2025. During the nine months ended September 30, 2026 the FHLB transferred Consolidated Obligations with a par amount of (in thousands) $252,000 to other FHLBanks. The net gains on these transfers during the nine months ended September 30, 2026 were immaterial. There were no Consolidated Obligations transferred to another FHLBank during the nine months ended September 30, 2025.

Note 13 - Transactions with Stockholders

Transactions with Directors' Financial Institutions. In the ordinary course of its business, the FHLB provides products and services to members whose officers or directors serve as directors of the FHLB (Directors' Financial Institutions). Finance Agency regulations require that transactions with Directors' Financial Institutions be made on the same terms as those with any other member. The FHLB had no MBS or derivatives transactions with Directors' Financial Institutions at September 30, 2026 or December 31, 2025.

Table 13.1 - Transactions with Directors' Financial Institutions (dollars in millions)

	September 30, 2026		December 31, 2025
	Balance	% of Total (1)	Balance	% of Total (1)
Advances	$4,975	6.9%	$5,685	8.1%
MPP	24	0.3	400	4.7
Regulatory capital stock	293	6.4	405	8.9
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

Table 13.2 - Stockholders Holding Five Percent or more of Regulatory Capital Stock (dollars in millions)

	Regulatory Capital Stock		Advance	MPP Unpaid
September 30, 2026	Balance	% of Total	Principal	Principal Balance
JPMorgan Chase Bank, N.A.	$789	17%	$14,500	$—
The Huntington National Bank	426	9	8,658	472
U.S. Bank, N.A.	347	8	7,000	4
Keybank, N.A.	316	7	6,551	—
Third Federal Savings and Loan Association	265	6	5,534	16

	Regulatory Capital Stock		Advance	MPP Unpaid
December 31, 2025	Balance	% of Total	Principal	Principal Balance
JPMorgan Chase Bank, N.A.	$934	20%	$16,500	$—
U.S. Bank, N.A.	637	14	13,000	4
The Huntington National Bank	282	6	5,506	410
Third Federal Savings and Loan Association	234	5	4,774	18

Nonmember Housing Associates. The FHLB has relationships with three nonmember housing associates, the Kentucky Housing Corporation, the Ohio Housing Finance Agency and the Tennessee Housing Development Agency. The nature of these relationships is twofold: one as an approved borrower from the FHLB and one in which the FHLB may invest in the purchase of these nonmembers' bonds. The FHLB had no investments in or loans to any of these nonmember housing associates at September 30, 2026 or December 31, 2025.

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

EXECUTIVE OVERVIEW

During the first nine months of 2026, we delivered on our mission of providing access to ongoing liquidity funding to member financial institutions to support housing finance and affordable housing and community investment. We maintained strong profitability, which enabled us to bolster capital adequacy by increasing retained earnings, to pay a competitive dividend rate to stockholders, and to make meaningful contributions to affordable housing. We exceeded all minimum regulatory capital and liquidity requirements, and we were able to fund operations through the issuance of Consolidated Obligations at acceptable interest costs. Additionally, overall residual credit risk exposure from our Credit Services, mortgage loan portfolio, investments, and derivative transactions remained de minimis. Likewise, our market risk measures continued to be within our risk appetite.

Mission Assets and Activities

Primary Mission Assets (i.e., principal balances of Advances and mortgage loans held for portfolio) and Supplemental Mission Activities (i.e., Letters of Credit and Mandatory Delivery Contracts) are the principal business activities by which we fulfill our mission with direct connections to members and what we refer to as Mission Assets and Activities.

The following table summarizes our Mission Assets and Activities.

	Ending Balances			Average Balances
	September 30,		December 31,	Nine Months Ended September 30,		Year Ended December 31,
(In millions)	2026	2025	2025	2026	2025	2025
Primary Mission Assets (1):
Advances	$71,911	$78,652	$70,104	$73,317	$80,872	$79,082
Mortgage loans held for portfolio	9,659	7,914	8,490	9,033	7,337	7,554
Total Primary Mission Assets	$81,570	$86,566	$78,594	$82,350	$88,209	$86,636

Supplemental Mission Activities (2):
Letters of Credit (notional)	$45,699	$45,147	$46,532	$45,064	$46,314	$46,389
Mandatory Delivery Contracts (notional)	150	295	159	240	171	207
Total Supplemental Mission Activities	$45,849	$45,442	$46,691	$45,304	$46,485	$46,596
(1)Amounts represent principal balances.
(2)Amounts represent off-balance sheet commitments.

Advance principal balances at September 30, 2026 increased $1.8 billion (three percent) from year-end 2025. However, average principal Advance balances for the first nine months of 2026 decreased $7.6 billion (nine percent) compared to the same period of 2025 because Advance balances remained below prior-year levels for much of the first nine months of 2026, with the increase in borrowings occurring primarily toward the end of the third quarter.

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

Mortgage Purchase Program (MPP) principal balances increased $1.2 billion (14 percent) from the year-end 2025 balance. During the first nine months of 2026, we purchased $2.1 billion of mortgage loans, while principal reductions were $0.9 billion. The higher MPP purchases reflected market conditions that supported members' greater utilization of the program. Principal reductions in the first nine months of 2026 increased from 2025 levels, but continued to be constrained in part due to mortgage rates remaining above many borrowers' existing rates.

Letters of Credit decreased $0.8 billion (two percent) from year-end 2025. Letters of Credit balances are primarily used by members to secure public unit deposits. We normally earn fees on Letters of Credit based on the actual average amount of the Letters utilized, which generally is less than the notional amount issued.

Affordable Housing and Community Investment

In addition to providing readily-available, competitively-priced sources of funds to members, one of our core missions is to support affordable housing and community investment. We are statutorily required to set aside a portion of our profits to support affordable housing each year. These funds assist members in serving very low-, low-, and moderate-income households and community economic development. Our net income for the first nine months of 2026 resulted in a statutory assessment of $40 million to the Affordable Housing Program (AHP) pool of funds available to members in 2027.

Beyond the statutory AHP assessment, our Board of Directors may elect to make voluntary contributions to the AHP or other housing and community investment activities. In 2026, we are committed to making voluntary contributions of $34 million, representing five percent of our 2025 earnings, to various voluntary housing and community investment programs. In the first nine months of 2026, we partially fulfilled our commitment by contributing $32 million to our various voluntary housing and community investment programs. These contributions are recorded in non-interest expense on the Statements of Income, which reduces net income before assessments, and, in turn, reduces the statutory AHP assessment each year. As such, in 2026, we are committed to making a $4 million supplemental AHP contribution to ensure the amount of total AHP contributions equal what the statutory AHP assessment would have been in the absence of these effects. Through the first nine months of 2026, we made $3 million in supplemental voluntary AHP contributions.

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

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
(Dollars in millions)	2026	2025	2026	2025	2025
Net income	$126	$144	$354	$438	$575
Return on average equity (ROE)	7.49%	8.44%	6.92%	8.56%	8.45%
Return on average assets	0.37	0.42	0.34	0.43	0.42
Weighted average dividend rate	7.00	8.75	7.32	8.83	8.62
Dividend payout ratio (1)	70.1	78.4	74.3	73.5	72.9
Average Secured Overnight Financing Rate (SOFR)	3.67	4.33	3.65	4.33	4.24
ROE spread to average SOFR	3.82	4.11	3.27	4.23	4.21
Dividend rate spread to average SOFR	3.33	4.42	3.67	4.50	4.38
(1)Dividend payout ratio is dividends declared in the period as a percentage of net income.

Our profitability was strong in the first nine months of 2026, which enabled us to pay a competitive return to stockholders, make meaningful contributions to support affordable housing and community investment, and strengthen capital by increasing retained earnings. Net income decreased $18 million in the three-month comparison and $84 million in the nine-month comparison. The decreases in net income in both comparison periods were primarily due to lower average interest rates, which decreased the earnings generated from investing our capital in interest-earning assets, and lower spreads earned on Advances and mortgage loans held for portfolio. The factors decreasing net income in both comparison periods were partially offset by the net favorable impact of fair value adjustments on derivatives and related financial instruments carried at fair value during the 2026 periods.

We strive to provide a competitive return on members' capital investment in our company through quarterly dividend payments. In September 2026, we paid stockholders a quarterly dividend at a 7.00 percent annualized rate on their capital investment in our company, which was 3.33 percentage points above the third quarter average SOFR. After we paid our dividends, retained earnings totaled $2.1 billion on September 30, 2026, an increase of five percent from year-end 2025. We believe the amount of retained earnings is sufficient to protect against members' impairment risk of their capital stock investment in the FHLB and to provide the opportunity to stabilize future dividends.

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

							Nine Months Ended September 30,
	Quarter 3 2026		Quarter 2 2026		Quarter 1 2026		2026	2025	Year 2025
	Ending	Average	Ending	Average	Ending	Average	Average	Average	Ending	Average
Federal funds effective	3.88%	3.67%	3.63%	3.63%	3.64%	3.64%	3.65%	4.32%	3.64%	4.21%
SOFR	3.90	3.67	3.68	3.62	3.68	3.66	3.65	4.33	3.87	4.24
2-year U.S. Treasury	4.89	4.36	4.18	3.97	3.80	3.58	3.98	3.92	3.48	3.82
10-year U.S. Treasury	5.29	4.75	4.47	4.42	4.32	4.19	4.46	4.36	4.17	4.29
15-year mortgage current coupon (1)	5.88	5.16	4.84	4.77	4.72	4.45	4.80	4.84	4.40	4.74
30-year mortgage current coupon (1)	6.44	5.76	5.41	5.38	5.38	5.06	5.40	5.60	5.04	5.48

(1)     Current coupon rate of par uniform mortgage-backed securities (UMBS) indications.

Average overnight rates were approximately 70 basis points lower in the first nine months of 2026 compared to the same period of 2025 due to several rate cuts by the Federal Reserve in the second half of 2025. Our earnings from capital decreased $35 million in the first nine months of 2026 compared to the same period of 2025 because of the lower average short-term rates.

During the first nine months of 2026 and throughout 2025, the market risk exposure to changing interest rates was low and within policy limits. We believe that longer-term profitability will be competitive, unless interest rates were to increase significantly for a sustained period of time.

Legislative and Regulatory Developments

We are subject to various legal and regulatory requirements and priorities. Certain actions, regulatory priorities, and areas of focus of the current administration have changed and continue to change the regulatory environment. These changes have affected, and likely will continue to affect, certain aspects of our business operations, and could affect our financial condition, results of operations, and reputation. Additionally, we are subject to extensive regulation and supervision, including ongoing monitoring and targeted examinations by our regulator, which could affect our business operations and financial results.

Considering the regulatory environment, there is uncertainty with respect to the ultimate result of future regulatory actions and their impact on the housing market, our FHLB and the FHLBank System. We continue to monitor the legislative and regulatory environments as they evolve and to evaluate their potential effects on us. For a discussion of related risks, please refer to Item 1A. "Risk Factors" in our 2025 Annual Report on Form 10-K.

ANALYSIS OF FINANCIAL CONDITION

Credit Services

Credit Activity and Advance Composition
The table below shows trends in Advance balances by major programs and in the notional amount of Letters of Credit.

(Dollars in millions)	September 30, 2026		December 31, 2025
	Balance	Percent (1)	Balance	Percent (1)
Adjustable/Variable-Rate Indexed:
SOFR	$23,060	32%	$26,112	37%
Other	17,138	24	1,653	3
Total	40,198	56	27,765	40
Fixed-Rate:
Repurchase based (REPO)	9,409	13	6,060	9
Regular Fixed-Rate	19,232	27	33,188	47
Putable (2)	508	1	623	1
Amortizing/Mortgage Matched	670	1	799	1
Other	1,894	2	1,669	2
Total	31,713	44	42,339	60
Total Advances Principal	$71,911	100%	$70,104	100%

Letters of Credit (notional) (3)	$45,699		$46,532
(1)As a percentage of total Advances principal.
(2)Excludes Putable Advances where the related put options have expired or where the Advance is indexed to a variable rate. These Advances are classified based on their current terms.
(3)Represents the amount of an off-balance sheet commitment.

The Advance principal balance as of September 30, 2026 increased $1.8 billion (three percent) compared to year-end 2025. The future levels and composition of Advance balances are difficult to predict and depend on many factors, including changes in the level of liquidity in the financial markets, changes in our members' deposit levels compared to loan growth and the general health of the economy.

Letters of Credit are issued on behalf of members to support certain obligations of members (or members' customers) to third-party beneficiaries. Letters of Credit decreased $0.8 billion (two percent) in the first nine months of 2026. Letters of Credit usually expire without being drawn upon.

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

The table below shows principal purchases and collections of loans in the MPP for the first nine months of 2026. All loans acquired in the first nine months of 2026 were conventional loans.

(In millions)	MPP Principal
Balance, December 31, 2025	$8,490
Principal purchases	2,037
Principal collections	(868)
Balance, September 30, 2026	$9,659

We closely model and analyze the refinancing incentives of our mortgage assets (including loans in the MPP and mortgage-backed securities (MBS)) because the option for homeowners to change their principal payments normally represents the largest portion of our market risk exposure and can affect MPP balances. MPP principal paydowns in the first nine months of 2026 equated to a nine percent annual constant prepayment rate, which was an increase from the seven percent rate during 2025. Mortgage prepayment activity increased in the first nine months of 2026, but remains constrained compared to historical levels, in part due to current mortgage rates remaining above many borrowers' existing rates.

Investments
The table below presents the ending and average balances of our investment portfolio.

	Nine Months Ended		Year Ended
(In millions)	September 30, 2026		December 31, 2025
	Ending Balance	Average Balance	Ending Balance	Average Balance
Liquidity investments	$20,622	$34,592	$30,065	$28,554
MBS	21,712	21,079	20,014	20,121
Other investments (1)	—	3	—	23
Total investments	$42,334	$55,674	$50,079	$48,698
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

Our overarching strategy for balances of MBS is to keep holdings as close as possible to the regulatory maximum. Finance Agency regulations prohibit us from purchasing MBS if our investment in these securities exceeds three times regulatory capital on the day we intend to purchase the securities. The ratio of MBS to regulatory capital was 3.32 on September 30, 2026, which exceeded the current regulatory limit due to stock repurchases that occurred during the quarter. New MBS purchases will be postponed until the ratio falls below the regulatory limit. The balance of MBS at September 30, 2026 consisted of $20.9 billion of securities issued by Fannie Mae or Freddie Mac (of which $11.5 billion were floating-rate securities), and $0.8 billion of securities issued by Ginnie Mae (which are fixed rate).

Consolidated Obligations

We generally fund variable-rate assets with Discount Notes (a portion of which may be swapped), adjustable-rate Bonds, and fixed-rate Bonds that have been swapped to a variable rate because they give us the ability to effectively match the underlying rate reset periods embedded in these assets. Total Consolidated Obligations on September 30, 2026 were $115.4 billion, a decrease of $5.4 billion (four percent) compared to the balance at year-end 2025. The balances and composition of our Consolidated Obligations tend to fluctuate with changes in the balances and composition of our assets. In addition, changes in the amount and composition of our funding may be necessary from time to time to meet the days of positive liquidity and asset/liability maturity funding gap requirements discussed in the "Liquidity Risk" section of "Quantitative and Qualitative Disclosures About Risk Management."

Deposits

Total deposits with us are normally a relatively minor source of funding. Deposits with us are not insured, but are subject to statutory deposit reserve requirements. Total interest-bearing deposits on September 30, 2026 were $1.2 billion, an increase of 12 percent compared to year-end 2025.

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

	Nine Months Ended		Year Ended
(In millions)	September 30, 2026		December 31, 2025
	Period End	Average	Period End	Average
GAAP and Regulatory Capital
GAAP Capital Stock	$4,486	$4,759	$4,539	$4,887
Mandatorily Redeemable Capital Stock	91	92	20	25
Regulatory Capital Stock	4,577	4,851	4,559	4,912
Retained Earnings	2,086	2,066	1,995	1,960
Regulatory Capital	$6,663	$6,917	$6,554	$6,872

	Nine Months Ended		Year Ended
	September 30, 2026		December 31, 2025
	Period End	Average	Period End	Average
GAAP and Regulatory Capital-to-Assets Ratio
GAAP	5.29%	4.94%	5.05%	5.00%
Regulatory (1)	5.36	4.99	5.06	5.05
(1)    At all times, the FHLB must maintain at least a four percent minimum regulatory capital-to-assets ratio.

Our business model is structured to be able to absorb sharp changes in assets because we can execute commensurate changes in liability and capital stock balances. For example, in the first nine months of 2026, we issued $6.6 billion of capital stock to members primarily in support of Advance borrowings, while repurchasing $6.5 billion of excess capital stock no longer supporting Mission Assets and Activities. Excess capital stock is the amount of stock held by a member (or former member) in excess of that institution's minimum stock ownership requirement.

See the "Capital Adequacy" section in “Quantitative and Qualitative Disclosures About Risk Management” for discussion of our retained earnings.

RESULTS OF OPERATIONS

Net Interest Income

Components of Net Interest Income

The following table shows selected components of net interest income.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2026		2025		2026		2025
	Amount	% of Earning Assets	Amount	% of Earning Assets	Amount	% of Earning Assets	Amount	% of Earning Assets
Components of net interest rate spread:
Net (amortization)/accretion (1) (2)	$(9)	(0.03)%	$(10)	(0.03)%	$(32)	(0.03)%	$(24)	(0.02)%
Prepayment fees on Advances, net (2)	9	0.03	—	—	12	0.01	—	—
Other components of net interest rate spread	99	0.29	125	0.37	303	0.29	362	0.35
Total net interest rate spread	99	0.29	115	0.34	283	0.27	338	0.33
Earnings from funding assets with interest-free capital	70	0.21	81	0.23	212	0.21	247	0.24
Total net interest income/net interest margin (3)	$169	0.50%	$196	0.57%	$495	0.48%	$585	0.57%
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

Net Amortization/Accretion (generally referred to as amortization): Net amortization can become substantial and volatile with changes in interest rates, especially for mortgage assets. When mortgage rates decline, refinancing incentives generally increase, which can accelerate prepayments, increase premium amortization and reduce net interest income. The average 30-year mortgage rate was approximately 20 basis points lower in the first nine months of 2026 compared to the same period of 2025, which increased mortgage loan prepayment speeds slightly and accelerated premium amortization.

Other Components of Net Interest Rate Spread: The total other components of net interest rate spread decreased $26 million and $59 million in the three- and nine-month comparisons, respectively. The net decreases were primarily due to the factors below.

Nine-Month Comparison
▪Lower net interest rate spreads earned on Advances-Unfavorable: Lower spreads earned on Advances decreased net interest income by an estimated $38 million. Advance spreads decreased as the portfolio composition shifted to a higher concentration of shorter-term and certain variable-rate Advances.
▪Lower net interest rate spreads earned on mortgage loans held for portfolio-Unfavorable: Lower spreads on mortgage loans held for portfolio decreased net interest income by an estimated $23 million. Spreads declined because mortgage loans purchased during a significantly lower interest rate environment remained outstanding longer due to slower prepayments, while a portion of lower-cost debt used to fund those loans matured and was replaced with debt issued at higher interest rates.
▪Lower average Advance balances-Unfavorable: A decline of $7.6 billion in average Advance balances decreased net interest income by an estimated $19 million. The lower average balances were in part driven by the early repayment of certain Advances, which resulted in receiving Advance prepayment fees of $12 million.
▪Higher spreads earned on investments-Favorable: Higher spreads earned on investments increased net interest income by an estimated $13 million. However, the increase in net interest income was offset by lower net interest settlements received on related derivatives not receiving hedge accounting, as discussed below.
▪Higher average investment balances-Favorable: An increase of $7.4 billion in average investment balances increased net interest income by an estimated $9 million.

Three-Month Comparison
Other components of net interest rate spread in the three-month comparison were generally impacted by the same factors described in the nine-month comparison.

Earnings from Capital: Earnings from capital decreased $11 million and $35 million in the three- and nine-month comparisons, respectively, primarily because of lower average short-term interest rates.

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

(Dollars in millions)	Three Months Ended			Three Months Ended
	September 30, 2026			September 30, 2025
	Average Balance	Interest	Average Rate (1)	Average Balance	Interest	Average Rate (1)
Assets:
Advances (2)	$64,419	$674	4.15%	$77,793	$929	4.74%
Mortgage loans held for portfolio (3)	9,631	98	4.05	7,811	72	3.65
Securities purchased under agreements to resell	4,186	39	3.70	2,546	28	4.35
Federal funds sold	20,913	195	3.71	15,788	173	4.36
Interest-bearing deposits in banks (4)	2,505	24	3.75	2,514	28	4.39
MBS (5)	22,147	237	4.25	20,896	251	4.76
Other investments (5)	9,660	99	4.05	8,605	98	4.54
Loans to other FHLBanks	44	—	3.66	—	—	—
Total interest-earning assets	133,505	1,366	4.06	135,953	1,579	4.61
Other assets	517			565
Total assets	$134,022			$136,518
Liabilities and Capital:
Term deposits	$111	1	3.82	$136	1	4.21
Other interest bearing deposits (4)	906	7	3.15	938	9	3.83
Discount Notes	21,675	205	3.74	20,926	223	4.22
Bonds	103,285	982	3.77	106,420	1,149	4.29
Mandatorily redeemable capital stock	92	1	6.48	22	1	8.78
Other borrowings	75	1	3.78	—	—	—
Total interest-bearing liabilities	126,144	1,197	3.77	128,442	1,383	4.27
Other liabilities	1,197			1,307
Total capital	6,681			6,769
Total liabilities and capital	$134,022			$136,518

Net interest rate spread			0.29%			0.34%
Net interest income and net interest margin (6)		$169	0.50%		$196	0.57%
Average interest-earning assets to interest-bearing liabilities			105.84%			105.85%
(1)Amounts used to calculate average rates are based on dollars in thousands. Accordingly, recalculations based upon the disclosed amounts in millions may not produce the same results.
(2)Interest on Advances includes prepayment fees of $9 million for the three months ended September 30, 2026. Advance prepayment fees for the three months ended September 30, 2025 totaled less than $1 million.
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
(6)Net interest margin is net interest income as a percentage of average total interest-earning assets.

(Dollars in millions)	Nine Months Ended			Nine Months Ended
	September 30, 2026			September 30, 2025
	Average Balance	Interest	Average Rate (1)	Average Balance	Interest	Average Rate (1)
Assets:
Advances (2)	$73,229	$2,217	4.05%	$80,830	$2,869	4.75%
Mortgage loans held for portfolio (3)	9,229	274	3.97	7,498	201	3.58
Securities purchased under agreements to resell	3,976	109	3.68	2,721	89	4.37
Federal funds sold	18,925	522	3.69	14,458	473	4.38
Interest-bearing deposits in banks (4)	2,494	70	3.73	2,515	83	4.41
MBS (5)	21,065	672	4.27	20,102	720	4.79
Other investments (5)	9,190	278	4.04	8,526	290	4.55
Loans to other FHLBanks	26	1	3.66	7	—	4.38
Total interest-earning assets	138,134	4,143	4.01	136,657	4,725	4.62
Other assets	548			543
Total assets	$138,682			$137,200
Liabilities and Capital:
Term deposits	$117	3	3.78	$135	5	4.45
Other interest bearing deposits (4)	922	21	3.11	884	25	3.84
Discount Notes	30,795	852	3.70	20,825	669	4.30
Bonds	98,591	2,766	3.75	107,076	3,439	4.29
Mandatorily redeemable capital stock	92	5	7.09	27	2	8.72
Other borrowings	26	1	3.78	4	—	4.42
Total interest-bearing liabilities	130,543	3,648	3.74	128,951	4,140	4.29
Other liabilities	1,291			1,405
Total capital	6,848			6,844
Total liabilities and capital	$138,682			$137,200

Net interest rate spread			0.27%			0.33%
Net interest income and net interest margin (6)		$495	0.48%		$585	0.57%
Average interest-earning assets to interest-bearing liabilities			105.82%			105.98%
(1)Amounts used to calculate average rates are based on dollars in thousands. Accordingly, recalculations based upon the disclosed amounts in millions may not produce the same results.
(2)Interest on Advances includes prepayment fees of $12 million for the nine months ended September 30, 2026. Advance prepayment fees for the nine months ended September 30, 2025 totaled less than $1 million.
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

Rates on our interest-bearing assets and liabilities generally decreased in the three and nine months ended September 30, 2026 compared to the same periods of 2025, as these assets and liabilities have repriced to the lower interest rates. However, the average rate on mortgage loans held for portfolio increased due to a higher volume of loan purchases during 2025 and the first nine months of 2026 at interest rates above the average rate of the legacy portfolio.

Volume/Rate Analysis
Changes in both average balances (volume) and interest rates influence changes in net interest income, as shown in the following table.

(In millions)	Three Months Ended September 30, 2026 over 2025			Nine Months Ended September 30, 2026 over 2025
	Volume (1)(3)	Rate (2)(3)	Total	Volume (1)(3)	Rate (2)(3)	Total
Increase (decrease) in interest income
Advances	$(148)	$(107)	$(255)	$(254)	$(398)	$(652)
Mortgage loans held for portfolio	18	8	26	50	23	73
Securities purchased under agreements to resell	16	(5)	11	36	(16)	20
Federal funds sold	51	(29)	22	131	(82)	49
Interest-bearing deposits in banks	—	(4)	(4)	(1)	(12)	(13)
MBS	14	(28)	(14)	33	(81)	(48)
Other investments	11	(10)	1	22	(34)	(12)
Loans to other FHLBanks	—	—	—	1	—	1
Total	(38)	(175)	(213)	18	(600)	(582)
Increase (decrease) in interest expense
Term deposits	—	—	—	(1)	(1)	(2)
Other interest-bearing deposits	(1)	(1)	(2)	1	(5)	(4)
Discount Notes	8	(26)	(18)	286	(103)	183
Bonds	(33)	(134)	(167)	(260)	(413)	(673)
Mandatorily redeemable capital stock	1	(1)	—	4	(1)	3
Other borrowings	1	—	1	1	—	1
Total	(24)	(162)	(186)	31	(523)	(492)
Increase (decrease) in net interest income	$(14)	$(13)	$(27)	$(13)	$(77)	$(90)
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

(In millions)	Advances	Investment Securities	Bonds	Total
Three Months Ended September 30, 2026
Gains (losses) on designated fair value hedges	$10	$(5)	$—	$5
Net interest settlements included in net interest income	11	29	2	42
Price alignment amount (1)	(2)	(5)	—	(7)
Increase (decrease) to net interest income	$19	$19	$2	$40

Three Months Ended September 30, 2025
Gains (losses) on designated fair value hedges	$—	$(1)	$—	$(1)
Net interest settlements included in net interest income	36	63	(2)	97
Price alignment amount (1)	—	(5)	—	(5)
Increase (decrease) to net interest income	$36	$57	$(2)	$91

(In millions)	Advances	Investment Securities	Mortgage Loans	Bonds	Total
Nine Months Ended September 30, 2026
(Amortization)/accretion of hedging activities in net interest income	$—	$1	$(1)	$—	$—
Gains (losses) on designated fair value hedges	10	(8)	—	(1)	1
Net interest settlements included in net interest income	(4)	102	—	8	106
Price alignment amount (1)	(3)	(13)	—	—	(16)
Increase (decrease) to net interest income	$3	$82	$(1)	$7	$91

Nine Months Ended September 30, 2025
(Amortization)/accretion of hedging activities in net interest income	$(1)	$1	$(1)	$—	$(1)
Gains (losses) on designated fair value hedges	1	1	—	—	2
Net interest settlements included in net interest income	108	183	—	(5)	286
Price alignment amount (1)	(2)	(20)	—	—	(22)
Increase (decrease) to net interest income	$106	$165	$(1)	$(5)	$265
(1) This amount is for derivatives for which variation margin is characterized as a daily settled contract.

We primarily use derivatives to more closely match actual cash flows between assets and liabilities by synthetically converting the fixed interest rates on certain Advances, investments and Consolidated Obligations to adjustable rates tied to an eligible benchmark rate (e.g., the Federal funds effective rate or SOFR). The impact of derivatives on net interest income was less favorable in the three and nine months ended September 30, 2026 compared to the same periods of 2025, driven primarily by a decline in average short-term interest rates. These lower rates during the first nine months of 2026 resulted in net interest settlements being paid rather than received on derivatives related to certain Advances and reduced net interest settlements received on certain investment securities. The fluctuation in net interest income from the use of derivatives was acceptable because it enabled us to lower market risk exposure.

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

(In millions)	Advances	Investment Securities	Mortgage Loans	Bonds	Discount Notes	Other	Total
Three Months Ended September 30, 2026
Net effect of derivatives and hedging activities
Gains (losses) on derivatives not receiving hedge accounting	$1	$72	$6	$(12)	$—	$—	$67
Net interest settlements on derivatives not receiving hedge accounting	—	4	—	—	(1)	—	3
Price alignment amount (1)	—	—	—	—	—	(1)	(1)
Net gains (losses) on derivatives	1	76	6	(12)	(1)	(1)	69
Gains (losses) on trading securities (2)	—	(77)	—	—	—	—	(77)
Gains (losses) on financial instruments held under fair value option (3)	(1)	—	—	14	2	—	15
Total net effect on non-interest income (loss)	$—	$(1)	$6	$2	$1	$(1)	$7

Three Months Ended September 30, 2025
Net effect of derivatives and hedging activities
Gains (losses) on derivatives not receiving hedge accounting	$—	$(8)	$(2)	$1	$2	$—	$(7)
Net interest settlements on derivatives not receiving hedge accounting	1	9	—	(8)	(2)	—	—
Price alignment amount (1)	—	—	—	—	—	—	—
Net gains (losses) on derivatives	1	1	(2)	(7)	—	—	(7)
Gains (losses) on trading securities (2)	—	8	—	—	—	—	8
Gains (losses) on financial instruments held under fair value option (3)	—	—	—	(4)	(6)	—	(10)
Total net effect on non-interest income (loss)	$1	$9	$(2)	$(11)	$(6)	$—	$(9)

(In millions)	Advances	Investment Securities	Mortgage Loans	Bonds	Discount Notes	Other	Total
Nine Months Ended September 30, 2026
Net effect of derivatives and hedging activities
Gains (losses) on derivatives not receiving hedge accounting	$2	$110	$1	$(25)	$(5)	$—	$83
Net interest settlements on derivatives not receiving hedge accounting	1	11	—	2	(2)	—	12
Price alignment amount (1)	—	—	—	—	—	(1)	(1)
Net gains (losses) on derivatives	3	121	1	(23)	(7)	(1)	94
Gains (losses) on trading securities (2)	—	(128)	—	—	—	—	(128)
Gains (losses) on financial instruments held under fair value option (3)	(4)	—	—	30	10	—	36
Total net effect on non-interest income (loss)	$(1)	$(7)	$1	$7	$3	$(1)	$2

Nine Months Ended September 30, 2025
Net effect of derivatives and hedging activities
Gains (losses) on derivatives not receiving hedge accounting	$(3)	$(82)	$(6)	$2	$1	$—	$(88)
Net interest settlements on derivatives not receiving hedge accounting	3	27	—	(11)	(2)	—	17
Price alignment amount (1)	—	—	—	—	—	(2)	(2)
Net gains (losses) on derivatives	—	(55)	(6)	(9)	(1)	(2)	(73)
Gains (losses) on trading securities (2)	—	73	—	—	—	—	73
Gains (losses) on financial instruments held under fair value option (3)	3	—	—	(5)	(4)	—	(6)
Total net effect on non-interest income (loss)	$3	$18	$(6)	$(14)	$(5)	$(2)	$(6)
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

The increases in earnings from the net effect of derivatives and hedging activities in the three and nine months ended September 30, 2026 compared to the same periods of 2025 were primarily due to the net favorable impact of fair value adjustments on derivatives and related financial instruments carried at fair value.

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

Non-Interest Expense

Non-interest expense for the nine months ended September 30, 2026 totaled $131 million, an increase of $15 million compared to the same period of 2025 primarily driven by higher voluntary housing contributions. However, we anticipate total voluntary housing contributions for all of 2026 to be comparable to the levels recorded in 2025. Our business is designed to support significant changes in asset levels without having to undergo material changes in staffing, operations, risk practices, or overall resource needs.

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

Market Value of Equity

	Interest Rate Scenarios
(Dollars in millions)	Down 300	Down 200	Down 100	Flat Rates	Up 100	Up 200	Up 300
Month-End Results
September 30, 2026
Market Value of Equity	$6,238	$6,208	$6,109	$6,041	$6,003	$5,966	$5,931
% Change from Flat Case	3.3%	2.8%	1.1%	—	(0.6)%	(1.2)%	(1.8)%
December 31, 2025
Market Value of Equity	$6,159	$6,211	$6,220	$6,161	$6,102	$6,078	$6,064
% Change from Flat Case	—%	0.8%	1.0%	—	(1.0)%	(1.3)%	(1.6)%
Duration of Equity

	Interest Rate Scenarios
(In years)	Down 300	Down 200	Down 100	Flat Rates	Up 100	Up 200	Up 300
Month-End Results
September 30, 2026	0.2	1.2	1.5	0.8	0.6	0.6	0.6
December 31, 2025	(0.8)	(0.6)	0.4	1.3	0.6	0.3	0.2

The mortgage assets portfolio normally accounts for the majority of our market risk exposure because of prepayment volatility that we cannot completely hedge while maintaining sufficient net spreads. The overall market risk exposure to changing interest rates was well within policy limits during the periods presented.

Based on the totality of our risk analysis, we expect that overall profitability, defined as the level of ROE compared with short-term market rates, will be competitive over the long term unless interest rates increase by large amounts in a short period of time. Substantial declines in long-term interest rates could decrease income temporarily before reverting to average levels. This temporary reduction in income would result from accelerated recognition of mortgage asset premiums as declining interest rates increase borrowers' incentive to refinance, leading to faster-than-anticipated principal repayments. However, we believe the mortgage assets portfolio will continue to provide an acceptable risk-adjusted return consistent with our risk appetite philosophy.

Capital Adequacy

Retained Earnings
We must hold sufficient capital to protect against exposure to various risks, including market, credit, and operational risks. We regularly conduct a variety of measurements and assessments for capital adequacy. At September 30, 2026, our capital management policy set forth approximately $650 million as the minimum amount of retained earnings we believe is necessary to mitigate impairment risk. Our total retained earnings were $2.1 billion on September 30, 2026, which exceeds the policy minimum.

Market Capitalization Ratio
The market capitalization ratio provides a point-in-time indication of the FHLB's liquidation or franchise value and can also serve as a measure of realized or potential market risk exposure. The market value of equity (i.e., total capital) relative to the par value of regulatory capital stock (which is GAAP capital stock and mandatorily redeemable capital stock) was 132 percent at September 30, 2026. A value below 100 percent could indicate that, in the remote event of an immediate liquidation scenario involving redemption of all capital stock, capital stock may be returned to stockholders at a value below par. The market capitalization ratio at September 30, 2026 continued to be above our policy requirement.

Credit Risk

Overview
We believe our risk management practices, discussed below, minimize residual credit risk levels. At September 30, 2026, we had no allowance for credit losses or impairment recorded for Credit Services, investments and derivatives and had a minimal amount of credit risk exposure in the MPP.

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

Collateral: We require each member to provide a security interest in eligible collateral before it can undertake any secured borrowing. The estimated value of pledged collateral is discounted in order to offset market, credit, and liquidity risks that may affect the collateral's realizable value in the event it must be liquidated. At September 30, 2026, total eligible pledged collateral of $541.8 billion resulted in total borrowing capacity of $402.1 billion of which $117.6 billion was used to support outstanding Advances and Letters of Credit. Borrowers often pledge collateral in excess of their collateral requirement to demonstrate access to liquidity and to have the ability to borrow additional amounts in the future. Over-collateralization by one member is not applied to another member.

MPP
Overview: The residual amount of credit risk exposure to loans in the MPP is minimal, based on the same factors described in the 2025 Annual Report on Form 10-K.

Credit Performance: The table below provides an analysis of conventional mortgage loans that are seriously delinquent or in the process of foreclosure, along with the national average serious delinquency rate.

	Conventional Loan Delinquencies
(Dollars in millions)	September 30, 2026	December 31, 2025
Serious delinquencies - unpaid principal balance (1)	$12	$10
Serious delinquency rate (2)	0.1%	0.1%
National average serious delinquency rate (3)	1.1%	1.0%
(1)Includes conventional loans that are 90 days or more past due or where the decision of foreclosure or a similar alternative such as pursuit of deed-in-lieu has been reported.
(2)Serious delinquencies expressed as a percentage of the total conventional loan portfolio.
(3)National average number of fixed-rate prime and subprime conventional loans that are 90 days or more past due or in the process of foreclosure is based on the most recent national delinquency data available. The September 30, 2026 rate is based on June 30, 2026 data.

Overall, the MPP has experienced a minimal amount of delinquencies, with serious delinquency rates continuing to be well below national averages. This further supports our view that the portfolio is comprised of high-quality, well-performing loans.

Credit Losses: Residual credit risk exposure depends on the actual and potential credit performance of the loans compared to their equity and available credit enhancements (primary mortgage insurance (PMI) and the Lender Risk Account (LRA)). The LRA is a holdback of a portion of the initial purchase price to cover potential credit losses. Our available credit enhancements at September 30, 2026 were able to cover nearly all of the estimated gross credit losses.

Separate from our allowance for credit losses analysis, we regularly analyze potential adverse scenarios of lifetime credit risk exposure for the loans in the MPP. Even under severely adverse macroeconomic scenarios, we expect credit losses to remain low.

Investments
Liquidity Investments: We hold liquidity investments that can be converted to cash and may be unsecured, guaranteed or supported by the U.S. government, or secured (i.e., collateralized). For unsecured liquidity investments, we invest in the instruments of investment-grade rated institutions, have appropriate and conservative limits on dollar and maturity exposure to each institution, and have strong credit underwriting practices, including active monitoring of credit quality of our counterparties and of the environment in which they operate. In addition, we believe the portion of our liquidity investments for which the investments are secured with collateral (secured resale agreements) presents no credit risk exposure to us.

The following table presents the carrying value of liquidity investments outstanding in relation to the counterparties' lowest long-term credit ratings provided by Standard & Poor's, Moody's, and/or Fitch Ratings. Our internal ratings of these investments may differ from those obtained from Standard & Poor's, Moody's, and/or Fitch Ratings. The ratings displayed in this table should not be taken as an indication of future ratings.

(In millions)	September 30, 2026
	Long-Term Rating
	AA	A	Total
Unsecured Liquidity Investments
Interest-bearing deposits	$—	$2,400	$2,400
Federal funds sold	3,100	2,500	5,600
Total unsecured liquidity investments	3,100	4,900	8,000
Guaranteed/Secured Liquidity Investments
Securities purchased under agreements to resell	3,917	—	3,917
U.S. Treasury obligations	7,639	—	7,639
GSE obligations	1,066	—	1,066
Total guaranteed/secured liquidity investments	12,622	—	12,622
Total liquidity investments	$15,722	$4,900	$20,622

From time to time, some counterparties used to transact our securities purchased under agreements to resell are not rated by an NRSRO because they are not issuers of debt or are otherwise not required to be rated by an NRSRO. However, each of the counterparties is considered to have the equivalent of at least an investment-grade rating based on our internal ratings resulting from a fundamental credit analysis. Securities purchased under agreements to resell are secured by the following types of collateral: U.S. Treasury obligations, U.S. agency/GSE obligations, or U.S. agency/GSE MBS. At September 30, 2026, the collateral received had long-term credit ratings of AA, based on the lowest long-term credit ratings of the issuer as provided by Standard & Poor’s, Moody’s, and/or Fitch Ratings.

The following table presents the lowest long-term credit ratings provided by Standard & Poor's, Moody's, and/or Fitch Ratings of our unsecured investment credit exposure by the domicile of the counterparty or the domicile of the counterparty's immediate parent for U.S. branches and agency offices of foreign commercial banks. Our internal ratings of these investments may differ from those obtained from Standard & Poor's, Moody's, and/or Fitch Ratings. The ratings displayed in this table should not be taken as an indication of future ratings.

(In millions)	September 30, 2026
	Counterparty Rating
Domicile of Counterparty	AA	A	Total
Domestic	$—	$3,150	$3,150
U.S. branches and agency offices of foreign commercial banks:
Canada	1,000	750	1,750
Australia	1,200	—	1,200
Finland	900	—	900
United Kingdom	—	500	500
Germany	—	400	400
France	—	100	100
Total U.S. branches and agency offices of foreign commercial banks	3,100	1,750	4,850
Total unsecured investment credit exposure	$3,100	$4,900	$8,000

Finance Agency regulations generally prohibit investments in financial instruments issued by non-U.S. entities, but permit investments issued by U.S. branches and agency offices of foreign commercial banks. Furthermore, we restrict a significant portion of unsecured lending to overnight maturities, which further limits credit risk exposure.

MBS:
GSE MBS
At September 30, 2026, $20.9 billion of MBS held were GSE securities issued by Fannie Mae and Freddie Mac, which provide credit safeguards by guaranteeing either timely or ultimate payments of principal and interest.

MBS Issued by Other Government Agencies
We also invest in MBS issued and guaranteed by Ginnie Mae. These investments totaled $0.8 billion at September 30, 2026. We believe that the strength of Ginnie Mae's guarantee and backing by the full faith and credit of the U.S. government is sufficient to protect us against credit losses on these securities.

Derivatives
Credit Risk Exposure: We mitigate most of the credit risk exposure resulting from derivative transactions through collateralization or use of daily settled contracts. The table below presents the lowest long-term counterparty credit ratings provided by Standard & Poor's, Moody's, and/or Fitch Ratings for derivative positions to which we had credit risk exposure at September 30, 2026. The ratings displayed in this table should not be taken as an indication of future ratings.

(In millions)	Total Notional	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged to (from) Counterparties	Non-cash Collateral Pledged to (from) Counterparties	Net Credit Exposure to Counterparties
Nonmember counterparties:
Asset positions with credit exposure:
Uncleared derivatives:
A-rated	$8,267	$27	$(24)	$—	$3
BBB-rated	1,834	7	(6)	—	1
Total uncleared derivatives	10,101	34	(30)	—	4
Cleared derivatives (1)	33,910	7	—	799	806
Liability positions with credit exposure:
Uncleared derivatives:
A-rated	3,408	(23)	25	—	2
Total uncleared derivatives	3,408	(23)	25	—	2
Cleared derivatives (1)	1,283	—	—	89	89
Total derivative positions with credit exposure to nonmember counterparties	48,702	18	(5)	888	901
Member institutions (2)	4	—	—	—	—
Total	$48,706	$18	$(5)	$888	$901
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

Overall, we believe that all of the counterparties will be able to continue making timely interest payments and satisfy the terms and conditions of their derivative contracts with us.

Liquidity Risk

Liquidity Overview
We strive to be in a liquidity position at all times to meet the borrowing needs of our members and to meet all current and future financial commitments. This objective is achieved by managing liquidity positions to maintain stable, reliable, and cost-effective sources of funds while taking into account market conditions, member demand, and the maturity profile of assets and liabilities. At September 30, 2026, our liquidity position complied with the FHLBank Act, Finance Agency regulations, and internal policies.
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

During the first nine months of 2026, access to funding markets remained stable, and our ability to issue debt to support operations was sufficient. We believe there is a low probability of a liquidity or funding crisis in the System that would impair our ability to participate, on a cost-effective basis, in issuances of debt, service outstanding debt, maintain adequate capitalization, or pay competitive dividends.

Liquidity risk includes the risk that the System could have difficulty rolling over short-term Obligations when market conditions change, also called refinancing risk. The System has a large reliance on short-term funding; therefore, it has a sharp focus on managing liquidity risk to very low levels. Access to short-term debt markets has been reliable, and investors have had a strong demand for debt maturing in one year or less. We believe our liquidity position, as well as that of the System, continued to be strong during the first nine months of 2026.

Liquidity Management and Regulatory Requirements
We manage liquidity risk by ensuring compliance with our regulatory liquidity requirements and regularly monitoring other metrics.

The Finance Agency establishes the expectations with respect to the maintenance of sufficient liquidity without access to the capital markets for a specified number of days and generally assumes that all Advance maturities are renewed. We were in compliance with these liquidity requirements at all times during the first nine months of 2026.

The Finance Agency also provides guidance related to asset/liability maturity funding gap limits. Funding gap metrics measure the difference between assets and liabilities that are scheduled to mature during a specified period of time and are expressed as a percentage of total assets. During the nine months ended September 30, 2026, we operated within the Finance Agency's asset/liability maturity funding gap limits.

To support our member deposits, we also must meet a statutory deposit reserve requirement. The sum of our investments in obligations of the United States, deposits in eligible banks or trust companies, and Advances with a final maturity not exceeding five years (i.e., eligible deposit reserves) must equal or exceed the current amount of member deposits. At September 30, 2026, we had eligible deposit reserves in excess of our total member deposits.

Operational Risks

There were no material developments regarding our operational risk exposure during the first nine months of 2026.

CRITICAL ACCOUNTING ESTIMATES

There have been no material changes in the first nine months of 2026 to our critical accounting estimates. Our critical accounting estimates are described in detail in our 2025 Annual Report on Form 10-K.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Information required by this Item is set forth under the caption “Quantitative and Qualitative Disclosures About Risk Management” in Part I, Item 2, of this Report.

Item 4.    Controls and Procedures.

DISCLOSURE CONTROLS AND PROCEDURES

The FHLB's management, including its principal executive officer and principal financial officer, evaluate the effectiveness of the FHLB's disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, these two officers each concluded that, as of September 30, 2026, the FHLB maintained effective disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that it files under the Exchange Act is (1) accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

The FHLB's management, including its principal executive officer and principal financial officer, evaluate the FHLB's internal control over financial reporting. Based upon that evaluation, these two officers each concluded that there were no changes in the FHLB's internal control over financial reporting that occurred during the quarter ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, the FHLB's internal control over financial reporting.

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
(1)     Numbers coincide with Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 10th day of November 2026.

FEDERAL HOME LOAN BANK OF CINCINNATI
(Registrant)

By:	/s/ Andrew S. Howell
Andrew S. Howell
President and Chief Executive Officer
(principal executive officer)

By:	/s/ Stephen J. Sponaugle
Stephen J. Sponaugle
Executive Vice President - Chief Financial Officer
(principal financial officer)